Form 10-K
period 1993-12-25
INTEL CORP
filed 1994-03-25
CIK 50863

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                        Act of 1934 (Fee Required) For the
                                        fiscal year ended December 25, 1993, OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from______________________________________to

Commission File Number 0-6217

                               INTEL CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                               94-1672743
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)               Identification No.)

      2200 Mission College Boulevard, Santa Clara, California, 95052-8119
               (Address of principal executive offices, Zip Code)

       Registrant's telephone number, including area code (408) 765-8080

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class                   Name of each exchange on
                                                          which registered

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                          Common Stock Purchase Rights
                 1998 Step-Up Warrants to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  Aggregate market value of voting stock held by non affiliates of the registrant as of February 26, 1994

                                $26,802,725,000

     419,879,840 shares of Common Stock Outstanding as of February 26, 1994

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Stockholders for fiscal year ended December 25, 1993-Items 5, 6, 7, 8 and 14.
(2)     Portions of Proxy Statement dated March 21, 1994 -Items 10, 11, 12, and
        13.

No. 242026-001
===============================================================================

                                     PART I
ITEM 1. BUSINESS

INDUSTRY

Intel Corporation and its subsidiaries (collectively called "Intel," the "Company" or the "Registrant") operate in one dominant industry segment. The Company designs, develops, manufactures and markets advanced microcomputer components and related products at various levels of integration.

Intel components consist of silicon-based semiconductors etched with complex patterns of transistors. Each one of these integrated circuits (ICs) can perform the functions of thousands- or even millions-of individual transistors, diodes, capacitors and resistors.

PRODUCTS

Intel's product strategy is twofold: the Company offers to OEMs (original equipment manufacturers) a wide range of PC (personal computer) building-block products to meet their needs, and offers to PC users products that expand the capability of their systems and networks.

The Company's major products include microprocessors, embedded products, memory chips, computer modules and boards, network and communication products, personal conferencing products and parallel supercomputers.

MICROPROCESSORS. A microprocessor is the central processing unit of a PC. It processes system data and controls other devices in the system, acting as the brains of a PC. Intel's 32-bit processors include the flagship Pentium(TM) family and the Intel486(TM) microprocessor family. Pentium processors are the latest extension of an architecture that is pervasive worldwide; the market research firm Dataquest estimates that over 105 million PCs based on Intel architecture are currently in use (compared to fewer than 20 million PCs based on other architectures). The Company's strategy is to develop products in the Intel architecture family which are compatible with the installed base of software applications.

Intel's developments in the art of semiconductor design and manufacturing have made it possible to decrease the feature size of circuits etched into silicon. This means that a greater number of transistors can be fit on each silicon wafer, resulting in microprocessors that are smaller, faster running, more energy efficient, and less expensive to make.

Within the Intel486 microprocessor product family, certain designations and product names differentiate the processors from one another. SX and DX are used to designate the earlier, lower-cost generations of the family. The IntelDX2(TM) chip is designed with speed-doubling technology that is up to twice the speed of the Intel486 DX processor and is targeted at high-volume entry level systems for business and home users. Introduced in early 1994, the IntelDX4(TM) processor, the fastest member of the Intel486 microprocessor family, is appropriate for both desktop and mobile systems. The IntelDX4 processor family offers up to 50 percent more performance than the 66-MHz IntelDX2 microprocessor. In addition, the Company has added its SL technology to the Intel486 CPU line, allowing computer manufacturers to implement power-management features in hardware at no price premium.

In 1993, Intel introduced the 60- and 66-MHz Pentium processors that process up
to 112 million instructions per second (MIPS).   In March 1994, Intel announced
3.3 volt, 90- and 100-MHz Pentium processors that process up to 166 MIPS. All members of the Pentium family contain energy- efficient circuitry. The Company is planning to release its next-generation microprocessor, now under development and code-named the P6, in 1995. Completely binary compatible with previous generations of the Intel architecture, the P6 is expected to operate between 250-300 MIPS.

Sales of the Intel486 CPU family of microprocessors comprised a majority of the Company's revenues and a substantial majority of its gross margin in 1992 and 1993. In 1991, combined sales of the Intel486 and Intel386(TM) microprocessor families comprised a majority of revenues and a substantial majority of gross margin. The Pentium processor began to contribute significantly to overall revenue growth in the fourth quarter of 1993. The Company expects its Intel486 family of microprocessors to follow a normal price maturity curve, but some distortion could occur if imitation products enter the market in significant volume or alternative architectures gain acceptance. Intel expects to ship several million Pentium processors in 1994, but to some extent such sales depend on peripheral products supplied by other companies.

EMBEDDED PRODUCTS. Embedded chips provide the computing power in devices other than PCs and workstations. Embedded products are dedicated to specific application functions and are found in printers, copiers, fax machines, VCRs, cable converter boxes and other TV equipment, in commercial and military avionics, in medical instrumentation, and in factory automation control products.

Intel's embedded product line consists of 32-bit processors, including the i960(R) processor family, which are the best selling RISC (reduced instruction set computing) chips in the world in terms of units sold (according to Dataquest); embedded Intel386 processors that primarily use the DOS operating system; 16-bit microcontrollers, such as the 8096 and the 80C196; and 8-bit microcontrollers, such as the MCS(R)51 microcontroller family. The Company introduced several embedded products in 1993 including the Intel386 CX and EX chips, the 87C196MD controller for motor control applications, and the small 82078 floppy disk controller targeted for PC notebooks.

MEMORY CHIPS. Memory components are used to store computer programs and data entered by users. Flash memories are nonvolatile and do not require power to retain information.

Intel supplies a broad line of flash memory components. The Company's newest generation of flash memory products is designed for sub-notebook and handheld computers and communication devices in addition to many embedded applications. Flash memory chips are serving as disk drive replacements in the mobile market, storing the BIOS (basic input/output software) that controls the basic operation of mobile and desktop systems and other software that controls circuitry in both mobile and desktop systems, and meeting many embedded data storage needs.

In 1993, Intel introduced 16- and 32-Mbit flash chips; 4-, 20- and 40-Mbyte flash cards; and 5- and 10-Mbyte flash drives.

COMPUTER MODULES AND BOARDS. Hundreds of microcomputer platforms and single-board computers based on Intel components are now widely accepted as basic building blocks for technical and commercial applications. Many OEMs build their own PCs, microcomputers, real-time control systems and other products based on these modules.

NETWORK AND COMMUNICATION PRODUCTS. Sold to PC users through retail channels, these hardware and software products improve the performance or capabilities of PC systems and networks.

Some Intel products make PC networks easier for LAN administrators to install and manage. When PC users install other cards and software, their systems are able to access online services and transmit information to and from fax machines or other PC faxmodems.

Supporting a "smart network" services strategy are new or upgraded LAN products: EtherExpress(TM) LAN adapters that use flash memory for one-step installation and configuration; StorageExpress(TM) back up servers; NET SatisFAXtion(R) software; NetportExpress(TM) print servers; and LANDesk(TM) Manager software that combines management of desktop systems, servers, wire segments and services on LANs. In 1993, Intel also introduced the Intel wireless modem, the Value Line faxmodems and three credit-card-size Intel PCMCIA (PC Memory Card International Association) faxmodems.

PERSONAL CONFERENCING PRODUCTS. PC users can install Intel software and cards that let two users view and manipulate the same documents simultaneously and, in some cases, see the other user. Personal conferencing products merge the power of the PC with the real-time immediacy of the telephone. Intel introduced its ProShare(TM) personal conferencing products, including the ProShare Video System 200, in early 1994.

PARALLEL SUPERCOMPUTERS. The fastest computer systems available, supercomputers are intended to solve the most computationally intensive problems. Parallel supercomputers use the processing power of multiple microprocessors working simultaneously. Intel offers two lines of parallel supercomputers: the iPSC(R)/860 supercomputer, based on up to 128 i860(TM) XR microprocessors; and the Paragon(TM) XP/S massively parallel supercomputer, with up to 4,000 i860 XR microprocessors working together.


MANUFACTURING

Intel's domestic facilities in Chandler, Arizona; Aloha and Hillsboro, Oregon; Las Piedras, Puerto Rico; Santa Clara and Folsom, California; and Rio Rancho, New Mexico conduct most of the Company's VLSI (very-large-scale-integration) wafer production, some product assembly and final testing, and most production of microcomputers and memory boards and systems.

Outside of the United States, a significant and growing portion of Intel's VLSI wafer manufacturing, including some Intel486 microprocessor production, is conducted at fabrication plants in Jerusalem, Israel and Leixlip, Ireland. A significant portion of Pentium processor production is planned for the Ireland site, which opened in early 1994. Most of Intel's VLSI component assembly and testing is conducted at facilities in Penang, Malaysia and Manila, Philippines. Some production of microcomputers and memory boards and systems is conducted at another Leixlip, Ireland plant.

To augment capacity, Intel uses subcontractors to perform assembly of certain products and wafer fabrication for certain VLSI components, including flash memory. The Company cannot give assurances that it will be able to fully satisfy demand for certain of its products.

The manufacture of integrated circuits is a complex process. Normal manufacturing risks include errors in the fabrication process, defects in raw materials, as well as other factors, all of which can affect yields.

In general, if Intel were unable to assemble, test, or perform wafer fabrication on its products abroad, or if air transportation between its foreign facilities and the United States were disrupted, there could be a materially adverse effect upon the Company's operations. In addition to normal manufacturing risks, foreign operations are subject to certain additional exposures including political instability, currency controls and fluctuations, and tariff and import restrictions. To date, Intel has not experienced significant difficulties related to these foreign business risks.

EMPLOYEES

At December 25, 1993, the Company employed approximately 29,500 people worldwide.

SALES

Most of Intel's products are sold or licensed through sales offices located near major concentrations of users throughout the United States, Europe, Japan, Asia-Pacific, and other parts of the world.

The Company also uses distributors (industrial and retail) and representatives to distribute its products both in the United States and overseas. Typically, distributors handle a wide variety of products, including those competitive with Intel products, and fill orders for many customers. Most of Intel's sales to distributors are made under agreements allowing for price protection and/or the right of return on unsold merchandise. Sales representatives generally do not offer directly competitive products, but may carry complementary items manufactured by others. Representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with Intel and are referred to distributors for smaller orders. Sales of Intel products during 1993 were made to many thousands of customers worldwide, one of which, International Business Machines Corp., accounted for 10% of total revenues.


BACKLOG

Intel's sales are made primarily pursuant to standard purchase orders for delivery of standard products. Intel has some agreements that give a customer the right to purchase a specific number of products during a time period. Although not generally obligating the customer to purchase any particular number of such products, some of these agreements do contain billback clauses. As a matter of industry practice, billback clauses are difficult to enforce. The quantity actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer's needs. In light of industry practice and experience, Intel does not believe that such agreements are meaningful for determining backlog figures. Intel believes that only a small proportion of its order backlog is noncancellable and that the dollar amount associated with the noncancellable portion is immaterial. Therefore, Intel does not believe that backlog as of any particular date is necessarily indicative of future results.


COMPETITION

The Company competes in different product lines to various degrees on the basis of price, performance, availability and quality. Many companies compete with Intel and are engaged in the same basic fields of activity, including research and development. Both foreign and domestic, these competitors range in size from large multinationals to smaller companies competing in specialized markets. Intel is engaged in a rapidly advancing field of technology in which its ability to compete depends upon the continuing improvement of its products, continuing cost reductions, and the development of new products to meet changing customer requirements.

Prices decline rapidly in the semiconductor industry as unit volume grows, as competition develops, and as production experience is accumulated. In the microcomputer and memory boards and systems area, Intel competes with component manufacturers and microprocessor-based computer manufacturers. Some of these competitors are also Intel customers.

        A number of competitors have developed products that imitate some of the Company's key products, including the Intel486 and Intel386 microprocessor families. Some of these products obtained market acceptance and Intel's revenues and margins with respect to certain of these products were adversely affected. In addition, other competitors have indicated their intention to develop imitations of the Pentium processor. On March 10, 1994, a jury returned a verdict in favor of Advanced Micro Devices, Inc. ("AMD") regarding
AMD's right to copy certain microcode.  (See "Legal Proceedings.")   Intel
intends to appeal the verdict. If AMD ultimately prevails in its position that it has a license to use Intel microcode (rather than having to develop its own microcode independently), AMD will be able to more easily develop and ship imitations of certain Intel products, including Intel microprocessors. In February 1994, the Company settled a lawsuit with Cyrix Corp. under which the Company dismissed certain patent infringement claims and granted certain licenses. The Company also faces significant competition from companies that offer rival microprocessor architectures. The Company cannot predict whether such rival architectures will gain market acceptance or provide increased competition to the Company's products. The Company continues to believe that its Intel486 microprocessors will follow a normal price maturity curve, but some distortion could occur if imitation products enter the market in significant volume or alternative architectures gain market acceptance.

It continues to be Intel's strategy to maintain its competitive advantage through the development and marketing of advanced products which provide greater functionality to its customers than is provided by competitive products. Intel also is committed to the protection of its intellectual property rights against illegal use. There can be no assurance, however, that competitors will not introduce new products (either imitative or of rival architectural designs) or reduce prices on existing products. Such developments could have an adverse effect on Intel's revenues and margins.

RESEARCH AND DEVELOPMENT

The Company's competitive position has developed to a large extent because of its emphasis upon research and development. This emphasis has enabled Intel to deliver products before they have become available from competitors, and thus has permitted Intel's customers to commit to the use of these new products in the development of their own products. Intel's research and development activities are directed towards developing new products and improving existing products and lowering their cost. Intel's expenditures for research and development were $970, $780 and $618 million in fiscal years 1993, 1992 and 1991, respectively. As of December 25, 1993, Intel had approximately 6,200 employees engaged in research and development. The results of Intel's research and development depend upon competitive circumstances and Intel's ability to transfer new products to production in a timely and cost effective manner.

Most design and development of VLSI components and systems is performed at Intel's facilities in Santa Clara and Folsom, California; Aloha and Hillsboro, Oregon; Chandler, Arizona; and Haifa, Israel. The Company also has design facilities in Tsukuba, Japan.


INTELLECTUAL PROPERTY AND LICENSING

Intellectual property rights which apply to various Intel products include patents, copyrights, trade secrets, trademarks and maskwork rights. Because of the rapidly changing technology and a broad distribution of patents in the semiconductor industry, Intel's present intention is not to rely primarily on intellectual property rights to protect or establish its market position. However, Intel has established an active program to protect its investment in technology by enforcing all of its intellectual property rights. Intel does not intend to broadly license its intellectual property rights unless it can obtain adequate consideration. Reference is also made to the captions "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Intel has filed and obtained a number of patents in the United States and abroad. Intel has entered into cross license agreements with many of its major competitors.

Intel protects many of its computer programs by copyrighting the programs. Intel has registered numerous copyrights with the United States Copyright Office. The ability to protect or to copyright software in some foreign jurisdictions is not clear. However, Intel has a policy of requiring customers to sign a software license contract before providing a customer with certain computer programs. Certain VLSI components have computer programs embedded in them, and Intel has obtained copyright protection for some of these computer programs as well.

Beginning in 1985, Intel has obtained protection for the maskworks for a number of its components under the Chip Protection Act of 1984.

Intel has obtained certain trademarks and trade names for its products to distinguish genuine Intel products from those of its competitors and is currently engaged in a cooperative program with OEM manufacturers to identify personal computers that incorporate genuine Intel microprocessors with the Intel Inside(R) logo.

Intel maintains certain details about its processes, products and strategies as trade secrets.

As is the case with many companies in the semiconductor industry, Intel has, from time to time, been notified of claims that it may be infringing certain patent rights of others. These claims have been referred to counsel and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, Intel may seek licenses for these intellectual property rights. Intel can give no assurance that licenses will be offered by all claimants or that the terms of any offered licenses will be acceptable to Intel or that in all cases the dispute will be resolved without litigation.


COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To Intel's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations. However, reference is made to Item 3., Legal Proceedings, of this Form 10-K.

EXECUTIVE OFFICERS

The following sets forth certain information with regard to executive officers of Intel (ages are as of December 25, 1993):

Craig R. Barrett (age 54) has been Chief Operating Officer since 1993, a director of Intel Corporation since 1992, and Executive Vice President since 1992; and Vice President and General Manager of the Microcomputer Components Group from 1989 to 1992.

Andrew S. Grove (age 57) has been a director of Intel Corporation since 1974, President since 1979 and Chief Executive Officer since 1987.

Gordon E. Moore (age 65) has been a director of Intel Corporation since 1968 and Chairman of the Board of Intel Corporation since 1979.

Leslie L. Vadasz (age 57) has been a director of Intel Corporation since 1988 and Senior Vice President, Director of Corporate Business Development since 1991; and Senior Vice President and General Manager of the Systems Group from 1986 to 1990.

Frank C. Gill (age 50) has been Senior Vice President and General Manager, Intel Products Group since 1991; Senior Vice President and President of the Systems Group from 1990 to 1991; Senior Vice President and Director of Sales from 1989 to 1990; and Vice President and Director of Sales from 1987 to 1989.

David L. House (age 50) has been Senior Vice President and Director, Corporate Strategy, since 1991; Senior Vice President and President of Microcomputer Components Group from 1990 to 1991; and Senior Vice President and General Manager, Microcomputer Components Group from 1987 to 1990.

Paul S. Otellini (age 43) has been Senior Vice President and General Manager, Microprocessor Products Group, since January 1993; Vice President and General Manager, Microprocessor Products Group from 1991 to 1992; Vice President/General Manager, Micro Products Group from 1990 to 1991; Vice President/Assistant to the President from 1989 to 1990; and Vice President/General Manager, Folsom Microcomputer Division from 1988 to 1989.

Gerhard H. Parker (age 50) has been Senior Vice President and General Manager, Technology & Manufacturing Group since 1992; Vice President and Director, Technology & Manufacturing Group from 1991 to 1992; Vice President and Director, Technology Group from 1990 to 1991; Vice President and General Manager, Technology and Manufacturing Group during 1990; Vice President and General Manager, Component Technology and Development Group from 1989 to 1990; and Vice President and Director of Technology Development from 1979 to 1989.

Robert W. Reed (age 47) has been Senior Vice President and General Manager, Semiconductor Products Group since 1991; Senior Vice President and Chief Financial Officer from 1990 to 1991; Senior Vice President, Chief Financial Officer and Director of Administration from 1989 to 1990; and Vice President, Chief Financial Officer and Director of Administration from 1987 to 1989.

Ronald J. Whittier (age 57) has been Senior Vice President and General Manager, Architecture and Software Technology Group since January 1993; Vice President and General Manager, Software Technology Group from 1991 to 1992; Vice President and Director of Marketing from 1990 to 1991; and Vice President and Director of Corporate Marketing from 1985 to 1990.

Albert Y.C. Yu (age 52) has been Senior Vice President and General Manager, Microprocessor Products Group, since January 1993; Vice President and General Manager, Microprocessor Products Group from 1991 to 1992; Vice President and General Manager, Micro Products Group from 1990 to 1991; Vice President and General Manager, Component Technology and Development Group from 1989 to 1990; and Vice President/General Manager, Development, Microcomputer Components Group from 1987 to 1989.

Michael A. Aymar (age 46) has been Vice President and General Manager, Intel 486(TM) Microprocessor Division since January 1994; Vice President and General Manager, Mobile Computing Group, from 1991 to 1994; Vice President/General Manager, Santa Clara Microcomputer Division from 1989 to 1991; Vice President, Component Technology & Development Group; and Director, Design Technology from 1988 to 1989.

Andy D. Bryant (age 43) has been Vice President and Chief Financial Officer since February 1994; Vice President, Intel Products Group from 1990 to 1994; and Director of Finance from 1987 to 1990.

F. Thomas Dunlap, Jr. (age 42) has been Vice President, General Counsel and Secretary since 1987.

G. Carl Everett (age 43) has been Vice President and Director, Worldwide Sales Group since 1990; Vice President and Director of North American Sales during 1990; and Vice President, Sales and Marketing Group from 1987 to 1990.

Kenneth B. Fine (age 52) has been Vice President and General Manager, Semiconductor Products Group since January 1993; Vice President/General Manager, Multimedia and Supercomputing Components Group from 1991 to 1992; Vice President/General Manager, Embedded Controller and Memory Group from 1990 to 1991; and General Manager, Chandler Microcomputer/ASIC Division from 1988 to 1990.

Harold E. Hughes, Jr. (age 47) has been Vice President and Director of Planning since February 1994; Vice President and Chief Financial Officer from 1991 to 1994; Vice President and Controller, Microcomputer Components Group from 1990 to 1991; Vice President and Director of Business Development, Microcomputer Components Group during 1990; and Vice President and Director of Business Development, Component Technology and Development Group from 1988 to 1990.

ITEM 2.    PROPERTIES

At December 25, 1993, Intel owned the major facilities described below:

  No. of
  Bldgs.     Location                Total Sq. Ft.                     Use
  ------     --------                -------------                     ---
    40       United States (A)       6,805,000       Executive and administrative offices, wafer fabrication, components testing and assembly, research and development, computer and service functions, system assembly, and warehousing.

     2       Ireland                   688,000       Wafer fabrication, system and board assembly, and administrative offices.

     4       Israel                    379,000       Wafer fabrication, design center, sales office and related support functions.

     5       Malaysia (B)              354,000       Components assembly and testing and administrative offices.

     4       Puerto Rico               292,000       Systems manufacturing, board assembly, warehousing and administration.

     3       England                   184,000       European sales, marketing, warehousing and related support functions.

     3       Japan                     154,000       Design center, sales, warehousing and related support functions.

     1       Philippines (C)            98,000       Components assembly and testing and administrative offices.

     1       Germany                    86,000       European marketing, German sales and administrative offices.

     1       France                     63,000       French sales and administrative offices.


At December 25, 1993, Intel also leased 18 major facilities in the U.S. totaling approximately 1,388,000 square feet and 6 facilities in other countries totaling approximately 169,000 square feet. These leases expire at varying dates through 2002, including renewals at the option of Intel.

Intel believes that its existing facilities are suitable and adequate, and the productive capacity in such facilities is in general being utilized. Intel has other facilities available that it can equip to meet future demand as such demand materializes. These include 2.7 million square feet of building space under various stages of construction in the United States and abroad for manufacturing and administration purposes. The Company has plans for an additional 1.3 million square feet of manufacturing building space in the United States.
______________________________

(A) Includes an idle, 131,000 square foot facility formerly utilized for wafer fabrication and administration, that is currently for sale.
(B) The lease on a portion of the land used for these facilities expires in 2032.
(C) Leases on land expire in 1998, 2002 and 2008.

ITEM 3.          LEGAL PROCEEDINGS

A. LITIGATION
                    Intel v. Advanced Micro Devices ("AMD")
          U.S. District Court for the Northern District of California
             (C90-20237) - Intel287(TM) Copyright Infringement Suit

In a letter dated March 23, 1990 from AMD, AMD asserted a right to copy and distribute Intel-copyrighted microcode in an AMD 80287 math coprocessor. In response to the letter, Intel filed a suit on April 23, 1990 in the U.S. District Court for the Northern District of California, alleging that AMD infringed Intel's copyright on the microcode for the Intel287 math coprocessor. In its defense, AMD claimed a license to copy and distribute Intel copyrighted microcode based on a clause in a 1976 patent cross license agreement which gives AMD the right "...To copy microcodes contained in Intel microcomputers and peripheral products sold by Intel."

On June 17, 1992, a jury rendered its verdict that AMD did not prove that the 1976 copyright license, which AMD was using as a defense in the case, covered the Intel287 math coprocessor.

On April 15, 1993, Judge Ingram granted AMD a new trial in this case. The judge ruled that Intel's failure to disclose and produce a press release and related documents during the discovery phase of the trial was grounds for a new trial. The ruling overturned the jury verdict and a subsequent ruling by Judge Ingram that AMD did not have the right under this agreement to distribute products containing Intel microcode.

On March 10, 1994, a second jury found that AMD does have a license to copy microcode in Intel microprocessors and peripheral products. Intel intends to appeal this second verdict as well as ask the court to reinstate the original verdict.

If AMD ultimately prevails and maintains the right to copy and distribute Intel microcode (rather than having to develop its own microcode independently), AMD will be able to sell products which more closely imitate Intel products, including microprocessors. Any such right could continue through December 31, 1995. However, AMD is expected to claim that any such microcode right continues beyond termination of the agreement on December 31, 1995.


             Intel v. Advanced Micro Devices, Inc. ("AMD")
       U.S. District Court for the Northern District of California
(C92-20039, C93-20301) - Intel386(TM)/Intel486(TM) Copyright Infringement Suit

On October 9, 1991, Intel filed another copyright infringement suit against AMD in which Intel alleges that AMD copied the Intel386 microcode and a control program which is stored in a programmable logic array. Intel has asked for over $600 million in damages.

AMD filed a motion with the court to stay this case pending the outcome of Intel's appeal of an arbitrator's award in a state court action. On October 29, 1992, Judge Patricia Trumbull granted AMD's motion to stay this case pending the outcome of the state court appeal. On December 28, 1993, the Court of Appeals for the Ninth Circuit reversed the stay. AMD has yet to file a petition for certiorari with respect to the Court of Appeals decision.

This action has been consolidated with the Intel386 suit against AMD for discovery purposes. These suits cover certain copyright infringement claims on AMD's versions of Intel386 and Intel486 microprocessors and relate to both allegedly copied microcode and what AMD claims are various clean room versions of the microcode, as well as other copyrighted programs. The complaint seeks equitable relief, damages and declaratory relief including interpretation of various contract clauses. A trial on the in-circuit-emulation microcode contained on those products is expected in April 1994.


           Advanced Micro Devices, Inc. ("AMD") v. Intel Corporation
          U.S. District Court for the Northern District of California
                          (C91-20541) - Antitrust Suit

On August 29, 1991, AMD filed a lawsuit against Intel in the U.S. District Court, Northern District of California. In this lawsuit, AMD alleges that Intel violated the Sherman Act by committing unlawful acts and conspiring with customers and distributors to secure and maintain monopoly positions in microprocessor and math coprocessor markets. AMD seeks $2 billion in actual damages and is requesting treble damages under the antitrust laws. Intel's motion to dismiss a portion of AMD's allegations was granted on December 17, 1991 and AMD's motion for reconsideration of that decision has been denied. Intel's summary judgement motion to dismiss AMD's claim that Intel filed sham litigation was granted on March 4, 1994.

A trial date is currently set for October 1994. Intel denies the charges and intends to continue to defend these allegations vigorously.

Although the ultimate outcome of these claims cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial condition.


B.  ENVIRONMENTAL PROCEEDINGS

Intel has been named to the California and Federal Superfund lists for three of its sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the Federal Environmental Protection Agency (EPA) to evaluate the ground water in areas adjacent to its Mountain View, California site. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site. Under the California and Federal Superfund statutes, liability for cleanup of the Mountain View site and adjacent area is joint and several. The Company has reached agreement in principle with those same two companies which should significantly limit the Company's liabilities under the proposed cleanup plan. The EPA has negotiated a consent decree with Intel and one of the other two companies referenced above which specifies the cleanup activities for which Intel and the other company will be responsible. The EPA has also issued a cleanup order to the third company and seven other companies specifying cleanup activities to be completed by these eight companies which are complementary to those specified in the consent decree. Also, the Company has completed extensive studies at its other sites and is engaged in cleanup at several of these sites. In the opinion of management, including internal counsel, the potential losses to the Company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the Company's financial position, even if joint and several liability were to be assessed.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

    (a) Reference is made to the information regarding market, market price range and dividend information appearing under the caption "Financial Information by Quarter (Unaudited)" on page 23 of the Registrant's Annual Report to Stockholders and to the information regarding the stockholders' rights plan appearing on pages 10 and 11 of the Registrant's Annual Report to Stockholders under the caption "Common Stock," which information is hereby incorporated by reference.

    (b) As of February 26, 1994, there were 38,341 holders of record of the Registrant's Common Stock.


ITEM 6.          SELECTED FINANCIAL DATA

Reference is made to the information regarding selected financial data for the fiscal years 1989 through 1993, including the related footnotes, under the caption "Financial Summary" on page 20 of the Registrant's Annual Report to Stockholders, which information is hereby incorporated by reference.

In addition, the ratios of earnings to fixed charges for each of the five years in the period ended December 25, 1993 are as follows:

                                  Fiscal Year
_________________________________________________________________________

  1989             1990             1991             1992             1993

  5.9x             9.2x             12.4x            20.7x            54.4x

Fixed charges consist of interest expense and the estimated interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 23 of the Registrant's 1993 Annual Report to Stockholders, which information is hereby incorporated by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Intel Corporation at December 25, 1993 and December 26, 1992 and for each of the three years in the period ended December 25, 1993 and the Report of Independent Auditors thereon and Intel Corporation's unaudited quarterly financial data for the two year period ended December 25, 1993 are incorporated by reference from the Registrant's 1993 Annual Report to Stockholders, on pages 6 through 23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors and Executive Officers appearing under the caption "Election of Directors" on pages 2 and 3 in the Registrant's Proxy Statement dated March 21, 1994, which information is hereby incorporated by reference, and to the information under the caption "Executive Officers" in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions "Executive Compensation," "Directors' Compensation," and "Compensation Committee Interlocks and Insider Participation," on pages 7 through 10 of the Registrant's Proxy Statement dated March 21, 1994, which information is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to information appearing in the Registrant's Proxy Statement dated March 21, 1994, under the caption "Security Ownership of Certain Beneficial Owners and Management," on pages 12 and 13, which information is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" on page 13 of the Registrant's Proxy Statement dated March 21, 1994, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)     1.     Financial Statements

                     The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report.

             2.       Financial Statement Schedules

                     The financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

             3.      Exhibits

                     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

      (b)            Reports on Form 8-K

                     No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this filing.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (ITEM 14 (A))

                                                                                         Reference Page
                                                                                       ------------------
                                                                                                        1993
                                                                                                      Annual
                                                                                      Form         Report to
                                                                                      10-K      Stockholders
Consolidated Balance Sheets-
  December 25, 1993 and December 26, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
Consolidated Statements of Income for
  the years ended December 25, 1993,
  December 26, 1992 and December 28, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
Consolidated Statements of Stockholders'
  Equity for the years ended December 25, 1993,
  December 26, 1992 and December 28, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
Consolidated Statements of Cash Flows
  for the years ended December 25, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
  December 26, 1992 and December 28, 1991
Notes to Consolidated Financial Statements-
  December 25, 1993, December 26, 1992 and
  December 28, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10-18
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Supplementary Information (unaudited)
  Financial Information by Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
Schedules for years ended December 25, 1993,
  December 26, 1992 and December 28, 1991
   I- Marketable Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
  II- Amounts Receivable from Directors,
      Officers and Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
   V- Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . .  22
  VI- Accumulated Depreciation, Depletion and
      Amortization of Property, Plant and Equipment . . . . . . . . . . . . . . . . .  23
VIII- Valuation and Qualifying Accounts and Reserves  . . . . . . . . . . . . . . . .  24
  IX- Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
   X- Supplementary Income Statement Information  . . . . . . . . . . . . . . . . . .  26

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

The consolidated financial statements listed in the above index which are included in the Registrant's Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the portions of such report referred to in Items 5, 6, 7, and 8 of this Form 10-K, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this report.

Page references to the 1993 Annual Report to Stockholders relate to the bound, printed version of the report.

                               INTEL CORPORATION


                       SCHEDULE I - MARKETABLE SECURITIES

                              At December 25, 1993
                            (In Millions of Dollars)

Short-Term Marketable Securities (A)                                                                   1993
- --------------------------------                                                                       ----
   Time Deposits (B)                                                                                   $232
   Corporate Bonds (primarily rated P1 or better by Moody's)                                            226
   Repurchase Agreements                                                                                171
   Securities of Foreign Governments                                                                    170
   Certificates of Deposit                                                                              144
   Commercial Paper                                                                                     135
   Floating Rate Notes                                                                                  100
   Preferred Stock                                                                                       94
   Hedged Equity                                                                                         89
   Asset Backed                                                                                          48 .
   Municipal Obligations                                                                                 35
   Collateralized Mortgage Obligations                                                                   33
                                                                                                     ------
Total Short-Term Marketable Securities                                                               $1,477
                                                                                                     ======

Long-Term Marketable Securities (A)
- -------------------------------
   Securities of Foreign Governments (C)                                                               $309
   Corporate Bonds (primarily rated A2 or better by Moody's) (D)                                        267
   Hedged Equity                                                                                        186
   Preferred Stock and Other Equity                                                                     136
   Loan Participations                                                                                  115
   Fixed Rate Notes and Certificates of Deposit                                                         115
   Collateralized Mortgage Obligations                                                                   93
   Floating Rate Notes and Certificates of Deposit                                                       63
   Securities of the U.S. Government and its Agencies                                                    62
   Municipal Obligations                                                                                 35
   Asset Backed                                                                                          25
   Repurchase Agreements                                                                                 10
                                                                                                     ------
Total Long-Term Marketable Securities                                                                $1,416
                                                                                                     ======


(A) Stated at cost which approximates market. No individual security or group of securities of an issuer exceeds 2% of total assets except for the bonds noted at (C), below.

(B)   Includes $31 million deposited with Mitsubishi Bank.

(C)   Includes $278 million in bonds issued by the government of Italy.

(D)   Includes $44 million issued by Osaka Gas Company.

                               INTEL CORPORATION


     SCHEDULE II-AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES

                          Year Ended December 25, 1993
                           (In Thousands of Dollars)

                                                                                                Balance Receivable
                                          Balance                                               at Close of Period
                                        Receivable at                                           ------------------
                                         Beginning        Reclassi-                              Current Noncurrent
                                         of Period        fications    Additions   Collections   Assets      Assets
                                         ---------        ---------    ---------   -----------   ------      ------
Amounts Receivable
From Employees:                            $2,425         $    --        $1,257    $(1,732)         200 (A)   $1,750 (A)
                                           ------        ---------       ------    --------         ---       ------



Amounts Receivable
From Officers:

   Kenneth B. Fine
   6% interest,
   due 4/93                                    --              --          500       (500)          --           --

   G. Carl Everett
   0% interest,
   due 1/93                                    75             --            --        (75)          --           --
                                               --             --            --        ----          --           --


Amounts Receivable
From Officers:                                 75             --            500       (575)        --           --
                                           ------        -------         ------    --------      -----      ------

Total                                      $2,500        $    --         $1,757    $(2,307)       $200      $1,750
                                           ======        =======         ======    ========       ====      ======


(A) Year end balance represents fourteen loans at zero to 7% interest granted to employees, none of whom is an officer or a director. These loans expire at varying dates through 1998 and are secured by real property. During the year ended December 25, 1993, ten loans were granted to employees and twelve were repaid.

                               INTEL CORPORATION


     SCHEDULE II-AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES

                          Year Ended December 26, 1992
                           (In Thousands of Dollars)

                                                                                        Balance Receivable
                                  Balance                                               at Close of Period
                               Receivable at                                            ------------------
                                 Beginning                                           Current       Noncurrent
                                 of Period       Additions         Collections       Assets          Assets
                                 ---------       ---------         -----------       ------          ------
Amounts Receivable
From Employees:                    $3,140            $ 752            $(1,467)         $425 (B)      $2,000 (B)
                                   ------            -----            --------        -----          ------



Amounts Receivable
From Officers:

  Michael A. Aymar
  7% interest,
  due 10/94                           125              --               (125)            --             --

  G. Carl Everett
  0% interest,
  due 1/93                             75              --                 --            75              --
                                    -----           ------           -------          ----            ----


Amounts Receivable
From Officers:                        200              --               (125)           75              --
                                   ------           ------         ---------         -----            ----

Total                              $3,340             $752           $(1,592)         $500          $2,000
                                   ======             ====          ========          ====          ======


(B) Year end balance represents sixteen loans at zero to 7% interest granted to employees, none of whom is an officer or a director. These loans expire at varying dates through 1997 and are secured by real property. During the year ended December 26, 1992, five loans were granted to employees and eight were repaid.

                               INTEL CORPORATION


     SCHEDULE II-AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES

                          Year Ended December 28, 1991
                           (In Thousands of Dollars)

                                                                                                 Balance Receivable
                                         Balance                                                 at Close of Period
                                         Receivable                                              ------------------
                                         Beginning        Reclassi-                              Current Noncurrent
                                         of Period        fications    Additions   Collections   Assets      Assets
                                         ---------        ---------    ---------   -----------   ------      ------
Amounts Receivable
From Employees:                            $2,404         $(214) (D)   $   2,028  $ (1,078)      $460 (C)    $2,680 (C)
                                           ------         -------      ---------  ---------      -----       -------


Amounts Receivable
From Officers:

   Carlene M. Ellis
   3-6% interest, due 3/95                    150         (150) (D)          --          --         --           --

   David L. House
   0% interest, due 4/92                      100             --             --       (100)         --           --

   G. Carl Everett
   0% interest, due 1/93                      75              --             --         --          --           75

   Paul S. Otellini
   6% interest, due 7/91                       --           200 (D)          --       (200)         --           --

   Michael A. Aymar
   7% interest, due 10/94                      --           164  (D)         --        (39)         --            125
                                              ---          -----     ----------   --------        ------        -----


Amounts Receivable
From Officers:                                325            214            --        (339)         --            200
                                              ---           ----     ----------   --------        ------        -----
Total                                      $2,729         $   --       $  2,028    $(1,417)         $460       $2,880
                                           ======         =======    ==========    ========       ======       ======


(C) Year end balance represents nineteen loans at zero to 7% interest granted to employees, none of whom is an officer or a director. These loans expire at varying dates through 1997 and are secured by real property. During the year ended December 28, 1991, eleven loans were granted to employees and seven were repaid.

(D) Amounts Receivable from Officers includes only amounts outstanding during service as an executive officer; at other times, balances are classified as Amounts Receivable from Employees.

                               INTEL CORPORATION


                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

     Years Ended December 28, 1991, December 26, 1992 and December 25, 1993
                            (In Millions of Dollars)



                                                                                            Transfers,
                                                                                            Reclassi-
                                      Balance at                                            fications         Balance
                                      Beginning           Additions        Retirements      and Other         at End
                                      of Year             at Cost          and Sales        In (Out)          of Year
                                      -----------         --------         ---------        ----------        -------
1991

Land and Buildings                         $  961             $ 25            $  (12)           $  124         $1,098
Machinery and Equipment                     1,765              596              (103)               30          2,288
Construction in Progress                       88              327                (3)             (154)           258
                                           ------             ----          --------             -----            ---
                                           $2,814             $948             $(118)         $     --         $3,644
                                           ------             ----          --------           -------         ------

1992

Land and Buildings                         $1,098           $   53           $  (14)           $  326          $1,463
Machinery and Equipment                     2,288              771             (208)               23           2,874
Construction in Progress                      258              404               (2)             (349)            311
                                              ---              ---              ---             -----             ---
                                           $3,644           $1,228           $ (224)          $    --          $4,648
                                           ------           ------          -------           -------          ------

1993
Land and Buildings                         $1,463           $   41           $  (24)           $  368          $1,848
Machinery and Equipment                     2,874            1,329             (244)              189           4,148
Construction in Progress                      311              563               --              (557)            317
                                              ---              ---          -------             -----             ---
                                           $4,648           $1,933           $ (268)          $    --          $6,313
                                           ------           ------          -------            ------          ------



Annual depreciation and amortization provisions have been computed based upon the following estimated lives:

        Buildings and Improvements . . . . . . . . . . . . 8 to 45 years
        Machinery and Equipment. . . . . . . . . . . . . . 2 to 4 years

                               INTEL CORPORATION


     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

     Years Ended December 28, 1991, December 26, 1992 and December 25, 1993
                            (In Millions of Dollars)


                                           Additions                 Transfers,
                             Balance at    Charged to                Reclassi-     Balance
                              Beginning    Costs and    Retirements  fications     at End
                               of Year      Expenses    and Sales    and Other     of Year
                             ----------     --------    ----------   ---------     -------
1991

Buildings and Improvements    $   227       $  59         $  (2)     $---        $   284
Machinery and Equipment           929         359           (91)      ---          1,197
                               ------        ----          -----      ---          -----
                              $ 1,156       $ 418         $ (93)     $---        $ 1,481
                               ------        ----          -----     ----         ------

1992

Buildings and Improvements    $   284       $  94        $   (7)     $---        $   371
Machinery and Equipment         1,197         424          (160)      ---          1,461
                               ------       -----          -----      ---         ------
                              $ 1,481       $ 518        $ (167)     $---        $ 1,832
                               ------       -----          -----     ----         ------

1993
- ----

Buildings and Improvements    $   371       $ 106        $  (17)     $---        $   460
Machinery and Equipment         1,461         611          (215)      ---          1,857
                                -----       -----         ------      ---         ------
                              $ 1,832       $ 717        $ (232)     $---        $ 2,317
                               ------       -----         ------     ----         ------

                               INTEL CORPORATION


         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     Years Ended December 28, 1991, December 26, 1992 and December 25, 1993
                            (In Millions of Dollars)





                                                                          Additions
                                                        Balance at       Charged to                          Balance
                                                         Beginning        Costs and                           at End
                                                         of Year          Expenses        Deductions (A)     of Year
                                                        ----------       ----------       --------------     -------
1991

Allowance for Doubtful Receivables                              $8               $3              $2               $9
                                                                --               --              --               --

1992

Allowance for Doubtful Receivables                              $9              $29             $12              $26
                                                                --             ----             ---              ---

1993

Allowance for Doubtful Receivables                             $26               $4              $8              $22
                                                               ---               --              --              ---


(A)  Uncollectible accounts written off, net of recoveries.

                               INTEL CORPORATION


                      SCHEDULE IX - SHORT-TERM BORROWINGS

     Years Ended December 28, 1991, December 26, 1992 and December 25, 1993
                            (In Millions of Dollars)





                                              Weighted                                  Average             Weighted
                            Balance           Average          Maximum Amount          Borrowings           Average
                            at End         Interest Rate         Outstanding         Outstanding         Interest Rate
                            of Year        at End of Year     at any Month End      During the Year     During the Year
                            -------        --------------     ----------------    -------------------   ---------------
Short-Term
  Borrowings:


1991
  Banks:                     $164              6.6%                 $176                  $156                5.6%
                             ----             -----                 ----                  ----                ----
  Commercial Paper:          $ --                --                 $693                  $550                6.2%
                             ----             -----                 ----                  ----                ----

1992
  Banks:                     $193             14.1%                 $281                  $197                5.3%
                             ----             -----                 ----                  ----               -----
  Commercial Paper:          $  6              3.5%                 $689                  $558                3.8%
                             ----             -----                 ----                  ----                ----

1993
  Banks:                     $397              6.2%                 $495                  $300                6.3%
                             ----             -----                 ----                  ----                ----
  Commercial Paper:          $ --                --                 $700                  $495                3.2%
                             ----             -----                 ----                  ----                ----


Short-term borrowings from banks at December 28, 1991 includes $121 million borrowed under foreign and domestic lines of credit and $43 million borrowed under other arrangements.

Short-term borrowings from banks at December 26, 1992 includes $126 million borrowed under foreign and domestic lines of credit and $67 million borrowed under other arrangements. The year-end interest rate on bank borrowings is high due to a foreign currency borrowing of $32 million at an average rate of 34.2% to hedge certain net assets in that currency.

Short-term borrowings at December 25, 1993 includes $85 million borrowed under foreign and domestic lines of credit, $197 million borrowed under reverse repurchase agreements, and $115 million borrowed under other arrangements.

The weighted average interest rate during the year equals interest expense divided by average borrowings outstanding.

Average borrowings outstanding is calculated on the basis of daily balances.

                               INTEL CORPORATION


            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Years Ended December 28, 1991, December 26, 1992 and December 25, 1993
                            (In Millions of Dollars)




                                                 1991                  1992                1993
                                                 ----                  ----                ----
Maintenance and Repair                           $122                  $167                $295
Advertising                                      $139                  $256                $325





Items omitted if less than one percent of total revenues or separately reported in financial statements in Registrant's Annual Report to Stockholders.

                               INDEX TO EXHIBITS

                                 (Item 14 (a))

         Description

3.1 Intel Corporation Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended June 26, 1993 (Commission File No. 0-6217) as filed on August 10, 1993).

3.2 Intel Corporation Bylaws as amended, (incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form 10-Q for the quarter ended September 25, 1993 (Commission File No. 0-6217) as filed on November 9, 1993).

4.1 Agreement to Provide Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K (Commission File No. 0-6217) as filed on March 28, 1986).

4.2 Indenture dated as of May 1, 1985 among Intel Overseas Corporation, Intel Corporation and Wachovia Bank Trust Company N.A. related to $236,500,000 principal amount of zero coupon notes due 1995 issued by Intel Overseas Corporation and guaranteed by Intel Corporation (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-Q for the quarter ended June 29, 1985 (Commission File No. 0-6217) as filed on August 13, 1985).

4.3 Rights Agreement dated as of May 1, 1989, as amended between the Registrant and Harris Trust and Savings Bank (as successor Rights Agent), together with Exhibit A, the form of Rights Certificate to be distributed on the Distribution Date (incorporated by reference to Exhibit 1 or Registrant's Form 8-A (Commission File No. 0-6217) as filed on May 3, 1989), together with the First Amendment to Rights Agreement dated as of January 17, 1994 and Amendment No. 2 to
         Rights Agreement dated as of January 20, 1994.

4.4 Warrant Agreement dated as of March 1, 1993, as amended between the Registrant and Harris Trust and Savings Bank (as successor Warrant Agent) related to the issuance of 1998 Step-Up Warrants to purchase Common Stock of Intel Corporation (incorporated by reference to
         Exhibit 4.6 of Registrant's Form 10-K (Commission File No. 0-6217) as filed on March 25, 1993), together with the First Amendment to Warrant Agreement dated as of October 18, 1993 and the Second Amendment to Warrant Agreement dated as of January 17, 1994.

10.1 Intel Corporation 1979 Stock Option Plan as amended (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K (Commission File No. 0-6217) as filed on March 28, 1990).

10.2 Intel Corporation 1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended June 26, 1993 (Commission File No. 0-6217) as filed on August 10, 1993).

10.3 Intel Corporation Profit-Sharing Retirement Plan dated April 20, 1990 as amended and restated effective January 1, 1989 (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K (Commission File No. 0-6217) as filed on March 26, 1992).

10.4 Second Amendment dated March 2, 1992 to Intel Corporation Profit-Sharing Retirement Plan dated April 20, 1990 as amended and restated effective January 1, 1989 (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K (Commission File No. 0-6217) as filed on March 26, 1993).

10.5 Intel Corporation Defined Benefit Pension Plan and Trust dated September 7, 1988 as amended (incorporated by reference to Exhibit
         10.5 of Registrant's Form 10-K (Commission File No. 0-6217) as filed on March 28, 1990).

10.6 Intel Corporation 1988 Executive Long Term Stock Option Plan as amended (incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 26, 1993 (Commission File No. 0-6217) as filed on August 10, 1993).

10.7 Intel Corporation Sheltered Employee Retirement Plan Plus dated December 1, 1991 (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K (Commission File No. 0-6217) as filed on March 26, 1992).

10.8     Intel Corporation Executive Officer Bonus Plan dated January 1, 1994.

11.1     Computation of Per Share Earnings.

12.1 Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

13. Portions of the Annual Report to Stockholders for fiscal year ended December 25, 1993 expressly incorporated by reference herein.

21.      Intel Subsidiaries.

23.      Consent of Ernst & Young, Independent Auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
Registrant

By /s/ F. Thomas Dunlap, Jr.
   F. Thomas Dunlap, Jr.
   Vice President and Secretary
   March 22, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Craig R. Barrett                                    /s/ Max Palevsky
 --------------------                                    ----------------
 Craig R. Barrett                                        Max Palevsky
 Director                                                Director
 March 22, 1994                                          March 22, 1994

 /s/ Andy D. Bryant                                      /s/ Arthur Rock
 ------------------                                      ---------------
 Andy D. Bryant                                          Arthur Rock
 Vice President, Principal                               Director
 Accounting and Chief Financial Officer                  March 22, 1994
 March 22, 1994
                                                         /s/ Jane E. Shaw
                                                         ----------------
 /s/ Winston H. Chen                                     Jane E. Shaw
 -------------------
 Winston H. Chen                                         Director
 Director                                                March 22, 1994
 March 22, 1994
                                                         /s/ Leslie L. Vadasz
                                                         --------------------
 /s/ Andrew S. Grove                                     Leslie L. Vadasz
 -------------------
 Andrew S. Grove                                         Director
 Principal Executive Officer                             March 22, 1994
 President and Director
 March 22, 1994                                          /s/ David B. Yoffie
                                                         -------------------
                                                         David B. Yoffie
 /s/ D. James Guzy                                       Director
 -----------------
 D. James Guzy                                           March 22, 1994
 Director
 March 22, 1994                                          /s/ Charles E. Young
                                                         --------------------
                                                         Charles E. Young
 /s/ Gordon E. Moore                                     Director
 -------------------
 Gordon E. Moore                                         March 22, 1994
 Chairman of the Board
 March 22, 1994

GRAPHICS APPENDIX LIST*

* In this Appendix, the following descriptions of graphs on pages 21 and 22 of the Company's 1993 Annual Report to Stockholders that are omitted from the EDGAR text are more specific with respect to the actual amounts and percentages than can be determined from the graphs themselves.

The Company submits such more specific descriptions only for the purpose of complying with EDGAR requirements for transmitting this Annual Report on Form 10-K; such more specific descriptions are not intended in any way to provide information that is additional to that otherwise provided in the 1993 Annual Report to Stockholders.

REVENUES AND INCOME
(Dollars in millions)

                                                                       1991      1992      1993
                                                                      ------    ------    ------
Net Revenues                                                           4,779     5,844     8,782
Net Income                                                               819     1,067     2,295

COSTS AND EXPENSES
(Percent of revenues)

                                                                       1991      1992      1993
                                                                      ------    ------    ------
Cost of Sales                                                            48%       44%       37%
R&D                                                                      13%       13%       11%
Marketing and G&A                                                        16%       17%       13%

OTHER INCOME AND EXPENSE
(Dollars in millions)

                                                                       1991      1992      1993
                                                                      ------    ------    ------
Interest and Other Income                                                197       133       188
Interest Expense                                                          82        54        50

CASH AND INVESTMENTS
(Dollars in billions)

                                                                       1992      1993
                                                                      ------    ------
Cash and Cash Equivalents                                               1.84      1.66
Short-term Investments                                                   .99      1.48
Long-term Investments                                                    .50      1.42