Form 10-Q
period 1994-04-02
INTEL CORP
filed 1994-05-16
CIK 50863

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

     /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1994

                                       OR

     / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 0-6217

                               INTEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       Delaware                                      94-1672743
           (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
     2200 Mission College Boulevard; Santa Clara,
                       California                                    95052-8119
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (408) 765-8080
              (Registrant's telephone number, including area code)

                                      N/A

  (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes  X     No

              Shares outstanding of the Registrant's common stock
                              as of April 2, 1994

                    Class                                 Outstanding at April 2, 1994
        Common Stock, $.001 par value                             419.6 million

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                            APR.         MAR.
                                                             2,           27,
                                                            1994         1993
                                                           ------       -------
Net revenues.............................................  $2,660       $2,023
Costs and expenses:
  Cost of sales..........................................   1,124          718
  Research and development...............................     265          224
  Marketing, general and administrative..................     344          262
                                                           ------       -------
Operating costs and expenses.............................   1,733        1,204
                                                           ------       -------
Operating income.........................................     927          819
Interest expense.........................................     (11)         (13 )
Interest and other income, net...........................      55           37
                                                           ------       -------
Income before provision for taxes........................     971          843
Provision for taxes......................................     354          295
                                                           ------       -------
Net income...............................................  $  617       $  548
                                                           ------       -------
                                                           ------       -------
Earnings per common and common equivalent share..........  $ 1.40       $ 1.24
                                                           ------       -------
                                                           ------       -------
Cash dividends declared per common share.................  $ 0.05       $ 0.05
                                                           ------       -------
                                                           ------       -------
Weighted average number of common and common equivalent
  shares outstanding.....................................     442          443
                                                           ------       -------
                                                           ------       -------

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Balance Sheets
(in millions)

                                                                                        DEC.
                                                                       APR. 2,           25,
                                                                        1994            1993
                                                                     -----------       -------
                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents........................................    $ 1,422         $ 1,659
  Short-term investments...........................................      1,465           1,477
  Accounts receivable, net.........................................      1,531           1,448
  Inventories:
     Raw materials.................................................        287             216
     Work in process...............................................        402             321
     Finished goods................................................        300             301
                                                                     -----------       -------
                                                                           989             838
                                                                     -----------       -------
  Deferred tax assets..............................................        321             310
  Other current assets.............................................         92              70
                                                                     -----------       -------
Total current assets...............................................      5,820           5,802
                                                                     -----------       -------
Property, plant and equipment, at cost.............................      6,774           6,313
Less: Accumulated depreciation.....................................     (2,479)         (2,317)
                                                                     -----------       -------
Property, plant and equipment, net.................................      4,295           3,996
Long-term investments..............................................      1,636           1,416
Other assets.......................................................        175             130
                                                                     -----------       -------
TOTAL ASSETS.......................................................    $11,926         $11,344
                                                                     -----------       -------
                                                                     -----------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt..................................................    $   397         $   399
  Long-term debt redeemable within one year........................         --              98
  Accounts payable.................................................        524             427
  Accrued compensation and benefits................................        339             544
  Other accrued liabilities........................................        386             374
  Deferred income on shipments to distributors.....................        223             200
  Income taxes payable.............................................        492             391
                                                                     -----------       -------
Total current liabilities..........................................      2,361           2,433
                                                                     -----------       -------
Long-term debt.....................................................        429             426
                                                                     -----------       -------
Deferred tax liabilities...........................................        312             297
                                                                     -----------       -------
Put warrants.......................................................        682             688
                                                                     -----------       -------
Stockholders' equity:
  Preferred stock..................................................         --              --
  Common stock and Capital in excess of par value..................      2,253           2,194
  Retained earnings................................................      5,889           5,306
                                                                     -----------       -------
Total stockholders' equity.........................................      8,142           7,500
                                                                     -----------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................    $11,926         $11,344
                                                                     -----------       -------
                                                                     -----------       -------

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited, in millions)

                                                                        THREE MONTHS ENDED
                                                                     -------------------------
                                                                                        MAR.
                                                                       APR. 2,           27,
                                                                        1994            1993
                                                                     -----------       -------
Cash flows provided by (used for) operating activities:
Net income.........................................................     $ 617           $ 548
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation.....................................................       233             152
  Net loss on retirements of property, plant and equipment.........         6              11
  Amortization of debt discount....................................         5               4
  Change in deferred tax assets and liabilities....................         4               9
  Changes in assets and liabilities:
     (Increase) in accounts receivable.............................       (83)           (171)
     (Increase) decrease in inventories............................      (151)              8
     (Increase) in other assets....................................       (67)            (67)
     Increase in accounts payable..................................        97              43
     Decrease in accrued compensation and benefits.................      (205)           (121)
     Increase in income taxes payable..............................       101              51
     Tax benefit from employee stock plans.........................        16              20
     Increase in other liabilities.................................        35              44
                                                                     -----------       -------
     Total adjustments.............................................        (9)            (17)
                                                                     -----------       -------
Net cash provided by operating activities..........................       608             531
                                                                     -----------       -------
Cash flows provided by (used for) investment activities:
  Additions to property, plant and equipment.......................      (538)           (368)
  Purchases of long-term, available-for-sale investments...........      (239)           (121)
  Sales of available-for-sale investments..........................        --              --
  Other decrease (increase) in available-for-sale investments......        31            (184)
                                                                     -----------       -------
Net cash (used for) investment activities..........................      (746)           (673)
Cash flows provided by (used for) financing activities:
  (Decrease) in short-term debt, net...............................        (4)            (24)
  Additions to long-term debt......................................        --              58
  Retirement of long-term debt.....................................       (98)             --
  Proceeds from sales of shares through employee stock plans and
     other.........................................................        66              51
  Proceeds from sale of Step-Up Warrants, net......................        --             287
  Proceeds from sales of Put Warrants..............................        10              --
  Repurchase and retirement of common stock........................       (52)             --
  Payment of dividends to stockholders.............................       (21)            (21)
                                                                     -----------       -------
Net cash (used for) provided by financing activities...............       (99)            351
                                                                     -----------       -------
Net (decrease) increase in cash and cash equivalents...............     $(237)          $ 209
                                                                     -----------       -------
                                                                     -----------       -------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest......................................................     $  16           $   9
     Income taxes..................................................     $ 233           $ 214

Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation, Notes to Consolidated Condensed Financial Statements

1. The accompanying interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 25, 1993. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

2.  Interest and other income includes (in millions):

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              APR. 2,       MAR. 27,
                                                               1994           1993
                                                              -------       --------
Interest income.............................................    $52           $ 35
Foreign currency gains......................................      4              1
Other income (loss).........................................     (1)             1
                                                              -------          ---
Total.......................................................    $55           $ 37
                                                              -------          ---
                                                              -------          ---

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

4. In Q1 1994, the Company adopted accounting for investments pursuant to Statement of Financial Accounting Standards (FAS) No. 115, effective as of the beginning of fiscal 1994. This adoption had no effect on the Company's financial statements. Under FAS 115, all of the Company's Short-and Long-term Investments are classified as available-for-sale as of the balance sheet date and are reported at cost, which approximates fair value. Debt securities either have a short period of time to maturity, are at floating rates, or are swapped to floating rates with interest rate swaps. Equity securities are either fully hedged or have no material unrealized gains or losses. Gross unrealized gains and losses for the portfolio as a whole are also not material.

5. On March 15, 1994, the Company called all of its outstanding 8-1/8% notes, which were due in 1997. The principal amount of the repurchased notes was $98 million.

6. In 1990, the Board of Directors authorized the repurchase of up to 40 million shares of the Company's Common Stock in open market or negotiated transactions. The Company repurchased and retired 6.4 million and 7.3 million shares in 1990 and 1993, respectively. During the first quarter of 1994, the Company repurchased and retired an additional 820,000 shares at a cost of $52 million. As of April 2, 1994, after reserving shares to cover outstanding put warrants, approximately 11.2 million shares remained available for repurchase under the authorization. (Refer to Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations, for subsequent activity).

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7. In a series of private placements in 1991, 1992, 1993 and 1994, the Company sold put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company, at a specified price, if the holder exercises the warrant. Activity during Q1 1994 is summarized as follows:

                                                             PUT WARRANTS OUTSTANDING
                                          CUMULATIVE       ----------------------------
                                           PROCEEDS          NUMBER          POTENTIAL
             (IN MILLIONS)                 RECEIVED        OF WARRANTS       OBLIGATION
- - ----------------------------------------  ----------       -----------       ----------
December 25, 1993.......................     $118              14.8             $688
Sales...................................       10               1.5               92
Expirations.............................       --              (2.0)             (98)
                                          ----------          -----          ----------
April 2, 1994...........................     $128              14.3             $682
                                          ----------          -----          ----------
                                          ----------          -----          ----------

    The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as Put Warrants. The
    14.3 million put warrants outstanding at April 2, 1994 expire on various dates between April 1994 and February 1995 and have exercise prices ranging from $31.50 to $65.00 per share. There is no dilutive effect on earnings per share for the periods presented. (Refer to Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations, for subsequent activity).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- FIRST QUARTER OF 1994 COMPARED TO FIRST QUARTER OF 1993

Intel Corporation set new records for both revenues and net income in Q1
1994 -- the seventh consecutive quarter in which it has done so. Q1 1994 revenues of $2.66 billion were 31% higher than in the same period one year ago. Higher volumes of advanced microprocessors, particularly the IntelDX2(TM) and Pentium(TM) processors, drove most of the overall growth. These increased volumes were partially offset by lower average selling prices for the Inte1486(TM) microprocessor family following a normal price maturity curve. Higher sales of integrated products, including branded products and microprocessor boards, flash memory, and embedded controllers also contributed to the increase in revenues, while sales of the Inte1386(TM) CPU family of microprocessors declined.

Cost of sales grew faster than revenues, increasing by $406 million, or 57%. Higher product volumes, including a greater proportion of flash memory and integrated products in the product mix, and increased factory start-up costs related to new microprocessor production processes were the primary factors in this growth. As a result of the mix change and the typically lower yields and higher costs associated with ramping new factory production processes, gross margin declined from 65% to 58%.

Sales of the Inte1486 CPU family of microprocessors continue to comprise a majority of the Company's revenues and a substantial majority of its gross margin.

Research and development expenses and marketing and administrative expenses rose by a combined $123 million, or 25%, between these periods. Personnel related spending, including headcount and profit dependent expenses, and expenditures for microprocessor development and advertising programs accounted for most of this growth.

Interest and other income increased by $18 million, largely because of higher investment balances and rates in Q1 1994 compared to the year-earlier period. Interest expense decreased slightly over this period.

The provision for taxes grew by $59 million, mainly due to greater pretax income and, to a lesser extent, an increase in the effective tax rate from 35.0% for Q1 1993 to 36.5% for Q1 1994. The higher rate for 1994 is the result of changes in the federal tax law and the diminishing impact of certain tax benefits.

Fiscal 1994 is a 53-week year for Intel. Q1 1994 was 14 weeks long, compared to 13 weeks in Q1 1993. The additional week had no significant effect on the Company's results of operations.

FINANCIAL CONDITION

The Company's financial condition remains strong. As of April 2, 1994, total cash and short-and long-term investments were essentially unchanged from the end of 1993. In addition to a $4.52 billion portfolio of cash and investments, the Company's sources of liquidity include credit lines and commercial paper borrowing arrangements that exceed $1.5 billion in the aggregate. The Company also retains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under a consolidated SEC shelf registration filed in 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION, CONTINUED

The Company funded most of its investment needs during Q1 1994 with cash generated from operations, which totaled $608 million for the quarter.

The Company invested $538 million in Q1 1994, as part of a planned 1994 budget of $2.4 billion, for property, plant and equipment. Most of this spending was directed toward increased capacity and new production processes for microprocessor manufacturing.

Financing activities during the first quarter of 1994 included the redemption of $98 million in long-term notes. In addition, as part of the ongoing stock repurchase program authorized by the Board of Directors, the Company bought back 820,000 shares in Q1 1994 at an aggregate cost of $52 million. The Company also sold 1.5 million put warrants in private placements during the quarter, receiving proceeds of $10 million, while 2.0 million put warrants expired unexercised.

Subsequent to the end of Q1 1994, the Company engaged in more stock repurchase activity, buying back 6.3 million shares of stock at a total cost of $376 million and selling 9.0 million put warrants for proceeds of $56 million. An additional 10.0 million put warrants expired unexercised. The Company had a potential put warrant obligation of $756 million as of May 12, 1994 to repurchase 13.3 million shares. As of May 12, 1994, 5.9 million shares remained available for repurchase under the authorization, after reserving shares to cover outstanding put warrants.

Cash flow from operations and available sources of liquidity are expected to be sufficient for planned capital expenditure programs, working capital requirements, and quarterly cash dividend payouts. The Board of Directors recently declared a quarterly dividend of $0.06 payable September 1, 1994, representing an increase of $0.01 compared to the previous rate.

OUTLOOK

Future trends for revenue and profitability continue to be difficult to predict, despite the strong financial results described in this report. Risks and uncertainties facing the Company include business conditions and growth in the personal computer industry and the general economy; competitive factors, including rival chip architectures, imitators of the Company's key microprocessors, and price pressures for standard semiconductors and integrated products; manufacturing capacity and the continued availability of subcontractor-supplied memory products; and ongoing litigation involving Intel intellectual property.

The Company continues to believe that its Inte1486 microprocessor family will follow a normal price maturity curve, but some distortion could occur if imitation products enter the market in significant volume or alternative architectures gain market acceptance. The Company's challenging goal is to ship 6-7 million Pentium processors in 1994; however, achieving this will be dependent upon a number of business factors including a rapid manufacturing ramp, availability of related peripheral chips, strong market demand, and microprocessor product mix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK, CONTINUED

In February 1994, the Company dismissed certain patent infringement claims against Cyrix Corporation relating to Intel's '338 patent, and granted Cyrix certain licenses. Cyrix dismissed its antitrust claims against the Company. Remaining issues include: (1) whether IBM can provide patent immunity to Cyrix under the terms of the Intel/IBM patent cross license when it provides foundry services to Cyrix; and (2) whether SGS-Thompson can use its affiliates to provide patent immunity under the Intel/SGS-Thompson cross license when those affiliates provide foundry services to Cyrix. IBM also announced its intent to manufacture and sell on the open market the Cyrix-designed imitations.

The Company plans to invest $2.4 billion for property, plant and equipment in 1994 and recently announced plans for a new fabrication facility in Arizona, spending for which will occur primarily after 1994. Spending on strategic marketing and technology development programs, which the Company considers vital to continued success, is also expected to remain at high levels in upcoming quarters. An ongoing Pentium processor marketing and advertising campaign, which was begun in Q1 1994, will contribute to expected higher marketing and general and administrative spending during Q2 1994.

Factory start-up costs and a strategically desirable broadening of the Company's manufacturing mix to include more non-microprocessor products has caused the Company's gross margin percentage to trend downward in recent quarters. These factors are likely to continue to affect gross margin in the near term.

Intel believes that it has the product offerings and competitive resources needed for continued success, but revenue and profitability trends cannot be precisely determined at this time.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A.  Litigation

Reference is made to Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 25, 1993 for a description of the following proceeding:

                 Intel v. Advanced Micro Devices, Inc. ("AMD")
          U.S. District Court for the Northern District of California (C92-20039, C93-20301) -- Inte1386(TM)/Inte1486(TM) Copyright Infringement Suit

A trial on the in-circuit-emulation microcode contained on Inte1386 and Inte1486 microprocessors is expected in May 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
 10.2  Intel Corporation 1984 Stock Option Plan, as amended and restated.
 10.6  Intel Corporation 1988 Stock Option Plan, as amended and restated.
 11.1  Statement re: computation of earnings per share.
 12.1  Statement setting forth the computation of ratios of earnings to fixed charges.
  (b)  Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended April 2, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTEL CORPORATION
                                  (Registrant)

Date: May 12, 1994                          By:  /s/  ANDY D. BRYANT
                                                 Andy D. Bryant
                                                 Vice President and
                                                 Chief Financial and
                                                 Principal Accounting Officer