Form 10-Q
period 1994-07-02
INTEL CORP
filed 1994-08-15
CIK 50863

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 2, 1994

                                      OR

_____Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from ________________ to _________________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes    X       No________

              Shares outstanding of the Registrant's common stock
                               as of July 2, 1994

           Class                                        Outstanding at July 2, 1994
Common Stock, $.001 par value                                  412.7 million

No. 242273-001

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                                        Three Months Ended                  Six Months Ended

                                                      Jul. 2,         Jun. 26,          Jul. 2,           Jun. 26,
                                                       1994             1993              1994              1993
                                                    ----------       ----------         ---------         ---------
Net revenues                                            $2,770           $2,130            $5,430           $4,153
Costs and expenses:
  Cost of sales                                          1,156              766             2,280            1,484
  Research and development                                 279              240               544              464
  Marketing, general and
    administrative                                         363              280               707              542
                                                       -------          -------           -------         --------

Operating costs and expenses                             1,798            1,286             3,531            2,490
                                                       -------          -------            ------          -------

Operating income                                           972              844             1,899            1,663
Interest expense                                            (9)              (6)              (20)             (19)
Interest and other income, net                              46               36               101               73
                                                     ---------          -------          --------        ---------

Income before provision for taxes                        1,009              874             1,980            1,717

Provision for taxes                                        369              305               723              600
                                                       -------          -------            ------          -------

Net income                                             $   640          $   569           $ 1,257          $ 1,117
                                                       =======          =======           =======          =======

Earnings per common and
  common equivalent share                              $  1.46          $  1.30           $  2.86          $  2.53
                                                       =======          =======           =======          =======

Cash dividends declared per
  common share                                         $  0.06          $  0.05           $  0.11          $  0.10
                                                       =======          =======          ========          =======

Weighted average number of common
  and common equivalent shares
  outstanding                                              437              439               440              441
                                                      ========         ========          ========          =======


(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Balance Sheets                                       Jul. 2,             Dec. 25,
(in millions)                                                                1994                1993
                                                                          ----------          ----------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  1,012             $  1,659
  Short-term investments                                                       1,308                1,477
  Accounts receivable, net                                                     1,588                1,448
  Inventories:
    Raw materials                                                                309                  216
    Work in process                                                              531                  321
    Finished goods                                                               357                  301
                                                                           ---------            ---------
                                                                               1,197                  838
                                                                            --------            ---------
  Deferred tax assets                                                            336                  310
  Other current assets                                                            85                   70
                                                                          ----------           ----------
Total current assets                                                           5,526                5,802
                                                                            --------             --------

Property, plant and equipment, at cost                                         7,319                6,313
Less:  Accumulated depreciation                                               (2,673)              (2,317)
                                                                            --------            ---------
Property, plant and equipment, net                                             4,646                3,996
Long-term investments                                                          1,947                1,416
Other assets                                                                     167                  130
                                                                          ----------           ----------
TOTAL ASSETS                                                                 $12,286              $11,344
                                                                             =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                          $     539            $     399
  Long-term debt redeemable within one year                                       --                   98
  Accounts payable                                                               543                  427
  Accrued compensation and benefits                                              434                  544
  Other accrued liabilities                                                      445                  374
  Deferred income on shipments to distributors                                   246                  200
  Income taxes payable                                                           398                  391
                                                                          ----------            ---------
Total current liabilities                                                      2,605                2,433
                                                                           ---------             --------
Long-term debt                                                                   303                  426
                                                                          ----------            ---------
Deferred tax liabilities                                                         326                  297
                                                                          ----------            ---------
Put warrants                                                                     724                  688
                                                                          ----------            ---------
Stockholders' equity:
  Preferred stock                                                                 --                   --
  Common stock and Capital in excess
     of par value                                                              2,245                2,194
  Retained earnings                                                            6,083                5,306
                                                                           ---------            ---------
Total stockholders' equity                                                     8,328                7,500
                                                                           ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $12,286              $11,344
                                                                             =======              =======

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited, in millions)

                                                                                Six Months Ended
                                                                                ----------------
                                                                          Jul. 2,                Jun. 26,
                                                                           1994                    1993
                                                                           ----                    ----
Cash flows provided by (used for) operating activities:
Net income                                                               $ 1,257                 $ 1,117
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                               473                     317
  Net loss on retirements of property, plant and equipment                    18                      17
  Amortization of debt discount                                                9                       8
  Change in deferred tax assets and liabilities                                3                      16
  Changes in assets and liabilities:
   (Increase) in accounts receivable                                        (140)                   (251)
   (Increase) in inventories                                                (359)                    (76)
   (Increase) in other assets                                                (52)                    (73)
   Increase in accounts payable                                              116                      54
   (Decrease) in accrued compensation and benefits                          (110)                    (25)
   Increase (decrease) in income taxes payable                                 7                     (24)
   Tax benefit from employee stock plans                                      26                      32
   Increase in other liabilities                                             113                     113
                                                                         -------                 -------
    Total adjustments                                                        104                     108
                                                                         -------                 -------

Net cash provided by operating activities                                  1,361                   1,225
                                                                         -------                 -------
Cash flows provided by (used for) investment activities:
  Additions to property, plant and equipment                              (1,141)                   (816)
  Purchases of long-term, available-for-sale investments                    (634)                   (303)
  Sales of available-for-sale investments                                      9                      --
  Other (increase) decrease in available-for-sale investments                263                    (273)
                                                                         -------                 -------
Net cash (used for) investment activities                                 (1,503)                 (1,392)

Cash flows provided by (used for) financing activities:
  (Decrease) in short-term debt, net                                         (30)                    (41)
  Additions to long-term debt                                                 38                      59
  Retirement of long-term debt                                               (98)                     --
  Proceeds from sales of shares through employee
    stock plans and other                                                     79                      66
  Proceeds from sale of Step-Up Warrants, net                                 --                     287
  Proceeds from sales of Put Warrants                                         65                      51
  Repurchase and retirement of common stock                                 (517)                   (339)
  Payment of dividends to stockholders                                       (42)                    (42)
                                                                         -------                 -------
Net cash (used for) provided by financing activities                        (505)                     41
                                                                         -------                 -------
Net (decrease) in cash and cash equivalents                              $  (647)                $  (126)
                                                                         =======                 =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                              $    31                 $    12
   Income taxes                                                          $   687                 $   576

Certain 1993 amounts have been reclassified to conform to the 1994 presentation.
(See Notes to Consolidated Condensed Financial Statements.)

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying interim consolidated condensed financial statements Intel Corporation ("Intel," the "Company" or the "Registrant") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 25, 1993. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

2.       Interest and other income includes (in millions):

                                                     Three Months Ended                  Six Months Ended
                                                     ------------------                  ----------------
                                                     Jul. 2,         Jun. 26,          Jul. 2,        Jun. 26,
                                                      1994             1993            1994             1993
                                                   ----------       ----------        --------        ---------
         Interest income                              $ 44             $ 35            $  96             $ 70
         Foreign currency gains (losses)                 3               (2)               7               (1)
         Other income (loss)                            (1)               3               (2)               4
                                                      ----             ----            -----             ----
         Total                                        $ 46             $ 36            $ 101             $ 73
                                                      ====             ====            =====             ====

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

4. At Intel's Annual Meeting of Stockholders in May 1994, stockholders approved an advisory proposal to redeem the Common Stock Purchase Rights issued in 1989. In July 1994, the Company's Board of Directors voted to redeem the Rights. A one-time payment of $.005 per share will be paid on September 1, 1994 to stockholders of record on August 1, 1994.

5. In Q1 1994, the Company adopted accounting for investments pursuant to Statement of Financial Accounting Standards (FAS) No. 115, effective as of the beginning of fiscal 1994. This adoption had no effect on the Company's financial statements. Under FAS No. 115, all of the Company's Short- and Long-term Investments are classified as available-for-sale as of the balance sheet date and are reported at cost, which approximates fair value. Debt securities either have a short period of time to maturity, are at floating rates, or are swapped to floating rates with interest rate swaps. Equity securities are either fully hedged or have no material unrealized gains or losses. Gross unrealized gains and losses for the portfolio as a whole are also not material.

6. The Company enters into forward contracts, options and swaps to hedge currency, market and interest rate exposures. None of these instruments is intended to be used for trading purposes.

         Intel uses interest rate and equity swaps to hedge the interest rate and market risks of its investment and debt portfolios. A substantial majority of the Company's net long-term fixed rate investments and debt are swapped to floating rates. Unrealized gains and losses on these swaps are offset by unrealized gains and losses on their underlying investment or debt.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


6.  (Continued)
         Intel hedges substantially all of its identifiable foreign currency accounting exposures. The Company uses currency forward contracts, currency options and currency swaps to hedge its net foreign currency assets and liabilities and its firm purchase commitments. The Company also periodically may purchase options to hedge certain forecasted transactions for which it does not have a firm commitment. Most of these foreign currency instruments are for periods of less than one year. Any gains and losses on currency forwards and currency swaps are recognized in accordance with FAS No. 52. The amount of any deferred hedging gains and losses on them is not material.

7. During Q1 1994, the Company called and repurchased all of its outstanding 8 1/8% notes, which were due in 1997. The principal amount of the repurchased notes was $98 million.

8. Short-term debt as of July 2, 1994 includes the $169 million current outstanding balance, net of unamortized discount, of zero coupon notes. The full $187 million principal amount of these notes is due May 15, 1995.

9. As part of the stock repurchase program authorized by the Board of Directors, the Company repurchased and retired 820,000 shares in Q1 1994 at a cost of $52 million. During Q2 1994, the Company repurchased and retired an additional 7.8 million shares at a cost of $465 million. As of July 2, 1994, after reserving shares to cover outstanding put warrants, approximately 5.4 million shares remained available for repurchase under the authorization. (Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for subsequent events).

10. In a series of private placements during the 1991-1994 period, the Company sold put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company, at a specified price, if the holder exercises the warrant. Activity during the first two quarters of 1994 is summarized as follows:

                                                                      Put Warrants Outstanding
                                                                      ------------------------
                                      Cumulative Proceeds            Number              Potential
            (In millions)                   Received              Of Warrants           Obligation
         -----------------------------------------------------------------------------------------
         December 25, 1993                  $   118                    14.8              $   688
         Sales                                   10                     1.5                   92
         Expirations                             --                    (2.0)                 (98)
                                            -------                  ------              -------
         April 2, 1994                          128                    14.3                  682
         Sales                                   55                     9.0                  529
         Expirations                             --                   (11.0)                (487)
                                            -------                  ------              -------
         July 2, 1994                       $   183                    12.3              $   724
                                            =======                  ======             =======


         The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as Put Warrants. The 12.3 million put warrants outstanding at July 2, 1994 expire on various dates between July 1994 and July 1995 and have exercise prices ranging from $50.00 to $65.00 per share. There is no dilutive effect on earnings per share for the periods presented. (Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for subsequent activity).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER OF 1994 COMPARED TO SECOND QUARTER OF
1993

Intel Corporation posted record revenues and earnings in Q2 1994 -- the eighth consecutive quarter in which it has done so. Revenues in Q2 1994 increased by 30% compared to Q2 1993. Higher volumes of advanced members of the Intel486(TM) and Pentium(TM) processor families, partially offset by lower average selling prices for these processors following normal price maturity curves, and increased sales of integrated products were responsible for most of the overall growth in revenues.

Cost of sales rose more rapidly than revenues, growing by 51% from Q2 1993 to Q2 1994. The $390 million growth was driven by increased unit volumes, including a greater proportion of integrated and flash memory products in the product mix, and higher factory start-up costs related to new microprocessor production processes. As a result of the shift in mix, lower average selling prices for microprocessors, and the typically lower yields and higher costs associated with ramping new factory production processes, gross margin declined from 64% to 58%.

Sales of the Intel486 CPU family of microprocessors continue to comprise a majority of the Company's revenues and a substantial majority of its gross margin.

Research and development expenses and marketing and administrative expenses rose by a total of $122 million, or 23%, between these periods.
Personnel-related spending, including headcount and profit dependent expenses, and expenditures for advertising and microprocessor development programs accounted for most of this growth.

Interest and other income increased by $10 million, largely as a result of higher investment balances and rates in Q2 1994 compared to the year-earlier period. Interest expense over this period increased by $3 million, mainly because of higher rates on borrowings.

The provision for taxes grew by $64 million, or 21%, primarily due to increased pretax income and, to a lesser extent, an increase in the effective tax rate from 35.0% for Q2 1993 to 36.5% for Q2 1994. The higher rate for 1994 reflects changes in the federal tax law and the diminishing impact of certain tax benefits.


RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 1994 COMPARED TO FIRST SIX MONTHS OF 1993

Revenues for the first half of 1994 grew by 31% compared to the same period one year earlier. Higher volumes of members of the Pentium and Intel486 processor families, partially offset by lower average selling prices following a normal price maturity curve, and increased sales of integrated products drove the overall revenue growth.

Cost of sales grew by 54% or $796 million. Higher unit volumes, including greater proportions of lower-margin products such as memories and integrated products, and increased factory startup costs fueled the growth in cost of sales. As a result of the shift in product mix, lower average selling prices for microprocessors, and the typically lower yields and higher costs associated with ramping new factory production processes, gross margin declined from 64% in the first half of 1993 to 58% in 1994.

Expenses increased by a combined 24%. Personnel-related spending, including headcount and profit dependent expenses, and expenditures for advertising and microprocessor development programs accounted for most of this growth.

The $123 million increase in the provision for taxes is the result of higher pretax income and, to a lesser degree, an increase in the effective tax rate from 35.0% in 1993 to 36.5% in 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 1994 COMPARED TO FIRST SIX MONTHS OF 1993 (CONTINUED)

Interest income rose by $28 million, or 38%, as both investment balances and average rates increased. Interest expense was essentially flat over this period, as the effects of higher rates and balances were offset by higher construction-related interest capitalization.

Fiscal 1994 is a 53-week year for Intel. The first six months of 1994 consisted of 27 weeks, compared to 26 in 1993. The additional week had no significant effect on the Company's results of operations.

FINANCIAL CONDITION

The Company's financial condition remains strong. As of July 2, 1994, total cash and short- and long-term investments had decreased by $285 million from the end of 1993, due in large part to activity in the Company's stock repurchase program (see below). In addition to a $4.27 billion portfolio of cash and investments, the Company's sources of liquidity include credit lines and commercial paper borrowing arrangements that exceed $1.5 billion in the aggregate. The Company also retains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under a consolidated SEC shelf registration filed in 1993.

The Company funded most of its investment needs during the first half of 1994 with cash generated from operations, which totaled $1.36 billion.

The Company invested $1.14 billion for property, plant and equipment during the first half of 1994, as part of a planned 1994 budget of $2.4 billion. Most of this spending was directed toward increased capacity and new microprocessor production processes.

Inventory levels increased substantially during the first half of 1994, as the Company ramped production to meet anticipated shipments of advanced microprocessors at various levels of integration.

Key financing activities during the first six months of 1994 included the redemption of $98 million in long-term notes in Q1 1994. In addition, as part of the ongoing stock repurchase program authorized by the Board of Directors, the Company bought back 8.6 million shares at an aggregate cost of $517 million during the first two quarters of 1994 (7.8 million shares in Q2 1994). The Company also sold 10.5 million put warrants in private placements during this period, receiving proceeds of $65 million, while 13.0 million put warrants expired unexercised. On July 20, 1994, the Board approved an increase of up to 15 million shares in the Company's stock repurchase program. As of August 12, 1994, 20.6 million shares remained available for repurchase under the authorization, after reserving shares to cover 11.5 million outstanding put warrants.

In Q2 1994, the Board also declared a quarterly dividend of $.06 per share (an increase of $.01 per share) payable September 1 to stockholders of record on August 1.

Subsequent to Q2 1994, the Company announced plans to sell certain assets related to its programmable logic business to Altera Corporation for a price of approximately $50 million in cash and stock. The sale, which is subject to government approval, is expected to be completed on October 1, 1994 and accordingly is expected to be accounted for in Q3 1994.

Cash flow from operations and available sources of liquidity are considered adequate for planned capital expenditure programs, working capital requirements, and quarterly cash dividend payouts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK

Future trends for revenue and profitability remain difficult to predict, despite the solid financial results described in this report. Among the risks and uncertainties that continue to face the Company are business conditions and growth in the personal computer industry and the economy in general; competitive factors, including rival chip architectures, imitators of the Company's key microprocessors, and price pressures for semiconductors and integrated products; manufacturing capacity and the continued availability of subcontractor-supplied memory products; and ongoing litigation involving Intel intellectual property. In recent periods Intel has lowered prices on its microprocessors quarterly. In Q3 1994, however, some microprocessor prices were reduced in two steps, with a price reduction at the beginning of the quarter and a second reduction on August 1, 1994.

Revenues from the Company's flash memory business grew from 1993 to 1994, but not at the rates expected. Intel and the Nippon Steel Semiconductor Corporation
(NPNX) recently announced an agreement to end a long-term 1991 flash memory subcontracting agreement in 1995, earlier than previously planned. After ramping down production at NPNX, the Company believes that it will have adequate inventory and capacity to meet present and anticipated future demands for flash with the options it has available to it.

The Company believes that its Intel486 and Pentium microprocessor families will follow normal price maturity curves, but some distortion could occur if imitation products enter the market in significant volume or alternative architectures gain market acceptance. The Company continues to work toward its challenging goal to ship 6-7 million Pentium processors in 1994; however, achieving this will be dependent upon a number of business factors including a rapid manufacturing ramp, market demand during the second half of 1994, and microprocessor product mix.

The Company plans to invest a total of $2.4 billion for property, plant and equipment in 1994. Spending on strategic marketing and technology development programs, which the Company considers vital to continued success, is also expected to remain at high levels during the remainder of 1994 and for the foreseeable future.

Intel believes that it has the product offerings and competitive resources needed for continued success, but revenue and profitability trends cannot be precisely determined at this time.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A.       LITIGATION

Reference is made to Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 25, 1993, and Item 1, Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994, for descriptions of the following proceedings:

                 Intel v. Advanced Micro Devices, Inc. ("AMD")
          U.S. District Court for the Northern District of California (C92-20039, C93-20301) - Intel386(TM)/Intel486(TM) Copyright Infringement Suit

AMD filed a petition with the United States Supreme Court for certiorari with respect to the Court of Appeals for the Ninth Circuit's decision on December 28, 1993 to lift the stay of the Intel386 copyright infringement suit. AMD's petition was denied on June 10, 1994, and the Intel386 case may now proceed. No pretrial or trial dates have been scheduled.

A trial on the in-circuit-emulation microcode was conducted from May 16, 1994 through June 1, 1994. Post-trial briefing is completed and Intel expects a decision in the third quarter of 1994.

           Advanced Micro Devices, Inc. ("AMD") v. Intel Corporation
          U.S. District Court for the Northern District of California
                          (C91-20541) - Antitrust Suit

The case was transferred to Judge Robert Aguilar and the October 1994 trial date was vacated.

On March 25, 1994, AMD filed an Amended Complaint asserting claims virtually identical to those raised in the original complaint. Intel moved to dismiss portions of AMD's amended complaint based upon the Court's prior rulings in the case. A hearing on Intel's motion is scheduled for August 26, 1994. No pre-trial or trial dates have been scheduled.

ITEM 2. CHANGES IN SECURITIES

As described in Item 4, below, the stockholders of the Registrant approved an advisory proposal to redeem, or vote on, the Company's Rights Agreement with the Harris Trust and Savings Bank (as successor Rights Agent). In July 1994, Intel's Board of Directors voted to redeem the Common Stock Purchase Rights effective August 1, 1994 with a one-time payment of $.005 per share payable on September 1, 1994 to stockholders of record on August 1, 1994.

Reference is made to Exhibit 4.3 of the Registrant's 1993 Annual Report on Form 10-K for a more complete description of the Common Stock Purchase Rights.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intel Corporation's Annual Meeting of Stockholders held on May 4, 1994, the following proposals were adopted by the margins indicated.

                                                                               NUMBER OF SHARES
                                                                      VOTED FOR                  WITHHELD
                                                                      ---------                  --------
1. To elect a board of directors to hold office
   until the next annual meeting of stockholders
   and until their respective successors, if any,
   have been elected or appointed.

                 C. Barrett                                           361,066,964                1,072,346
                 W. Chen                                              361,193,903                  945,407
                 A. Grove                                             361,068,935                1,070,375
                 J. Guzy                                              361,171,937                  967,373
                 G. Moore                                             361,086,448                1,052,862
                 M. Palevsky                                          361,190,767                  948,543
                 A. Rock                                              361,081,040                1,058,270
                 J. Shaw                                              361,172,686                  966,624
                 L. Vadasz                                            360,997,566                1,141,744
                 D. Yoffie                                            361,079,367                1,059,943
                 C. Young                                             361,190,396                  948,914


                                                                           NUMBER OF SHARES
                                                  VOTED FOR         VOTED AGAINST        ABSTAINED         NO VOTE
                                                  ----------        -------------        ---------       ----------
2. To approve the amendment and
   restatement of the Company's 1984
   Stock Option Plan.                             289,741,788        60,032,274          1,434,969        10,930,278


3. To approve the amendment and
   restatement of the Company's 1988
   Executive Long Term Stock Option
   Plan.                                          331,038,150        18,522,788          1,648,294        10,930,078


4. To approve the Company's
   Executive Officer Bonus Plan.                  343,048,275         8,887,503          2,477,207         7,726,324


5. To take action on a stockholder
   proposal requesting the redemption
   of, or vote on, the Company's
   Common Stock Purchase Rights.                   173,366,866      133,435,490          4,018,405        51,318,548


6. To ratify the appointment of the
   accounting firm of Ernst & Young
   as independent auditors for Intel
   for the current year.                           341,972,536       14,552,447            892,074         4,722,253


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11.1     Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July, 2 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTEL CORPORATION
                                  (REGISTRANT)





Date:    August 12, 1994                   By:    /s/ Andy D. Bryant
                                                  ----------------------------
                                                  Andy D. Bryant
                                                  Vice President and
                                                  Chief Financial and
                                                  Principal Accounting Officer