Form 10-Q
period 1994-10-01
INTEL CORP
filed 1994-11-10
CIK 50863

[TEST]
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 1, 1994
OR
_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days.  Yes___X___   No_______

    Shares outstanding of the Registrant's common stock as of October 1, 1994

                   Class                       Outstanding at October 1, 1994
        Common Stock, $.001 par value                   414.4 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                                       Three Months Ended            Nine Months Ended

                                                      Oct. 1,    Sept. 25,         Oct. 1,    Sept. 25,
                                                       1994        1993             1994         1993
                                                      ------      ------           ------       ------
Net revenues                                          $2,863      $2,240           $8,293       $6,393
Costs and expenses:
  Cost of sales                                        1,273         833            3,553        2,317
  Research and development                               282         244              826          708
  Marketing, general and
    administrative                                       338         293            1,045          835
                                                      ------      ------           ------       ------
Operating costs and expenses                           1,893       1,370            5,424        3,860
                                                      ------      ------           ------       ------
Operating income                                         970         870            2,869        2,533
Interest expense                                         (16)        (13)             (36)         (31)
Interest and other income, net                            84          42              185          114
                                                      ------      ------           ------       ------
Income before provision for taxes                      1,038         899            3,018        2,616
Provision for taxes                                      379         315            1,102          915
                                                      ------      ------           ------       ------
Net income                                            $  659      $  584           $1,916       $1,701
                                                      ======      ======           ======       ======
Earnings per common and
  common equivalent share                             $ 1.52      $ 1.33           $ 4.37       $ 3.86
                                                      ======      ======           ======       ======
Cash dividends declared per
  common share                                        $ 0.06      $ 0.05           $ 0.17       $ 0.15
                                                      ======      ======           ======       ======
Weighted average number of common
  and common equivalent shares
  outstanding                                            434         440              438          441
                                                      ======      ======           ======       ======

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Balance Sheets                      Oct. 1,            Dec. 25,
(in millions)                                               1994                1993
                                                           ------              ------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $1,186             $1,659
  Short-term investments                                    1,105              1,477
  Accounts receivable, net                                  1,909              1,448
  Inventories:
    Raw materials                                             347                216
    Work in process                                           668                321
    Finished goods                                            363                301
                                                           ------             ------
                                                            1,378                838
                                                           ------             ------
  Deferred tax assets                                         355                310
  Other current assets                                        122                 70
                                                           ------             ------
Total current assets                                        6,055              5,802
                                                           ------             ------
Property, plant and equipment, at cost                      7,819              6,313
Less:  Accumulated depreciation                            (2,914)            (2,317)
                                                           ------             ------
Property, plant and equipment, net                          4,905              3,996
Long-term investments                                       2,113              1,416
Other assets                                                  199                130
                                                           ------             ------
TOTAL ASSETS                                              $13,272            $11,344
                                                          =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                          $  640              $ 399
  Long-term debt redeemable within one year                    --                 98
  Accounts payable                                            500                427
  Accrued compensation and benefits                           509                544
  Other accrued liabilities                                   490                374
  Deferred income on shipments to distributor                 264                200
  Income taxes payable                                        393                391
                                                           ------             ------

Total current liabilities                                   2,796              2,433
                                                           ------             ------
Long-term debt                                                392                426
                                                           ------             ------
Deferred tax liabilities                                      345                297
                                                           ------             ------
Put warrants                                                  687                688
                                                           ------             ------
Stockholders' equity:
  Preferred stock                                              --                 --
  Common stock and Capital in excess
     of par value                                           2,334              2,194
  Retained earnings                                         6,718              5,306
                                                           ------             ------
Total stockholders' equity                                  9,052              7,500
                                                           ------             ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $13,272            $11,344
                                                          =======            =======

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited, in millions)

                                                                             Nine Months Ended
                                                                        Oct. 1,          Sept. 25,
                                                                         1994              1993
                                                                        ------            ------
Cash flows provided by (used for) operating activities:
Net income                                                              $1,916            $1,701
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                             746               494
  Net loss on retirements of property, plant and equipment                  26                26
  Amortization of debt discount                                             16                13
  Change in deferred tax assets and liabilities                              3                70
  Changes in assets and liabilities:
   (Increase) in accounts receivable                                      (461)             (408)
   (Increase) in inventories                                              (540)             (188)
   (Increase) in other assets                                             (121)              (66)
   Increase in accounts payable                                             73               112
   (Decrease) increase in accrued compensation and benefits                (35)               21
   Increase (decrease) in income taxes payable                               2               (29)
   Tax benefit from employee stock plans                                    50                55
   Increase in other liabilities                                           176               123
                                                                        ------            ------
    Total adjustments                                                      (65)              223
                                                                        ------            ------
Net cash provided by operating activities                                1,851             1,924
                                                                        ------            ------
Cash flows provided by (used for) investment activities:
  Additions to property, plant and equipment                            (1,681)           (1,304)
  Purchases of long-term, available-for-sale investments                  (868)             (639)
  Sales of long-term, available-for-sale investments                         9                --
  Maturities and other changes in available-for-sale investments, net      534              (565)
                                                                        ------            ------
Net cash (used for) investment activities                               (2,006)           (2,508)
Cash flows provided by (used for) financing activities:
  Increase in short-term debt, net                                          64               138
  Additions to long-term debt                                              127                75
  Retirement of long-term debt                                             (98)               --
  Proceeds from sales of shares through employee
    stock plans and other                                                  139               124
  Proceeds from sale of Step-Up Warrants, net                               --               287
  Proceeds from sales of put warrants                                       65                55
  Repurchase and retirement of common stock                               (546)             (341)
  Redemption of Common Stock purchase rights                                (2)               --
  Payment of dividends to stockholders                                     (67)              (63)
                                                                        ------            ------
Net cash (used for) provided by financing activities                      (318)              275
                                                                        ------            ------
Net (decrease) in cash and cash equivalents                              $(473)            $(309)
                                                                        ======            ======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                              $  45             $  23
   Income taxes                                                         $1,047             $ 819

Certain 1993 amounts have been reclassified to conform to the 1994 presentation. (See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation, Notes to Consolidated Condensed Financial Statements

1. The accompanying interim consolidated condensed financial statements of Intel Corporation ("Intel," the "Company" or the "Registrant") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 25, 1993. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

2.  Interest and other income includes (in millions):

                                      Three Months Ended                        Nine Months Ended
                                    Oct. 1,       Sept. 25,                  Oct. 1,       Sept. 25,
                                     1994           1993                      1994           1993
                                    ------         ------                    ------         ------
Interest income                       $ 59           $ 40                      $155           $109
Foreign currency gains                   3              1                        10             --
Other income                            22              1                        20              5
                                    ------         ------                    ------         ------
Total                                $  84          $  42                     $ 185          $ 114
                                    ======         ======                    ======         ======

     Other income for the three months and nine months ended October 1, 1994 includes approximately $18 million related to the settlement of various insurance claims.

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

4. At Intel's Annual Meeting of Stockholders in May 1994, stockholders approved an advisory proposal to redeem the Common Stock Purchase Rights issued in 1989. In July 1994, the Company's Board of Directors voted to redeem the Rights. A one-time payment of $.005 per share was paid on September 1, 1994 to common stockholders of record on August 1, 1994 to redeem the rights.

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

    Intel uses interest rate and equity swaps to hedge the interest rate and market risks of its investment and debt portfolios. A substantial majority of the Company's net long-term fixed rate investments and debt are swapped to floating rates. All of the Company's swaps are tied to investments and debt with similar maturities and the swaps change in value along with the underlying investments and debt. Unrealized gains and losses on these swaps are offset by unrealized gains and losses on their underlying investment or debt.

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

8. Short-term debt as of October 1, 1994 includes $174 million of zero coupon notes, net of unamortized discount of $13 million. The full principal amount of these notes is due May 15, 1995.

9. In July 1994, the Board of Directors approved an increase of up to 15 million shares in the Company's stock repurchase program, to a maximum authorized total of 55 million shares. During the first three quarters of 1994, the Company repurchased and retired 9.1 million shares at an aggregate
    cost of $546 million.   As of October 1, 1994,  after reserving shares to
    cover outstanding put warrants, approximately 20.7 million shares of common stock remained available for repurchase under the authorization.

10. In a series of private placements during the 1991-1994 period, the Company sold put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company, at a specified price, if the holder exercises the warrant. Activity during the first three quarters of 1994 is summarized as follows:

                                   Put Warrants Outstanding
                                   ------------------------
                                     Cumulative Proceeds        Number            Potential
          (In millions)                    Received          Of Warrants          Obligation
          ----------------------------------------------------------------------------------
          December 25, 1993                 $ 118                14.8               $ 688
          Sales                                10                 1.5                  92
          Expirations                          --                (2.0)                (98)
                                           ------              ------              ------
          April 2, 1994                       128                14.3                 682
          Sales                                55                 9.0                 529
          Expirations                          --               (11.0)               (487)
                                           ------              ------              ------
          July 2, 1994                        183                12.3                 724
          Expirations                          --                (0.8)                (37)
                                           ------              ------              ------
          October 1, 1994                  $  183                11.5              $  687
                                           ======              ======              ======

     The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as Put Warrants. The
     11.5 million put warrants outstanding at October 1, 1994 expire on various dates between October 1994 and July 1995 and have exercise prices ranging from $55.00 to $65.00 per share. There is no material dilutive effect on earnings per share for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Third Quarter of 1994 Compared to Third Quarter of 1993
- -------------------------------------------------------------------------------

Revenues for Q3 1994 increased by 28% compared to Q3 1993. Higher volumes of microprocessors, namely the Pentium(TM) family of processors and newer, more advanced members of the Intel486(TM) family of microprocessors, were responsible for most of the overall growth in revenues. This volume growth was partially offset by lower average selling prices for certain microprocessors. Also showing significant growth between these periods were sales of integrated (board and system) products, chipsets and flash memory.

Revenues from certain members of the Intel486 microprocessor family declined due to lower prices and a shift in market demand toward the Company's newest microprocessors.

Cost of sales rose more rapidly than revenues, growing by 53% from Q3 1993 to Q3 1994, driven by increased unit volumes; a mix shift, including a greater proportion of integrated products; and costs associated with ramping new factory production processes. These factors, together with price reductions for certain microprocessor products, caused gross margin to decline from 63% in Q3 1993 to 56% in Q3 1994.

Gross margin for Q3 1994 also includes $27 million from the sale of the Company's programmable logic device assets to Altera Corporation in a transaction completed on October 1, 1994.

Sales of the Intel486 family of microprocessors continue to comprise a majority of the Company's revenues and a substantial majority of its gross margin. A significant and growing portion of the Company's revenues and margins are derived from sales of the Pentium processor family.

Research and development expenses and marketing, general and administrative expenses rose by a total of $83 million, or 15%, between these periods. Expenses for microprocessor development and strategic marketing programs, including related headcount growth, accounted for most of the increase.

Interest and other income increased by $42 million or 100%, due primarily to $18 million from the settlement of certain insurance cases, together with higher average interest rates on investments. Higher average rates also resulted in a $3 million increase in interest expense between these periods. The Company enters into forward contracts, options and swaps as part of an ongoing program to hedge currency, market and interest rate exposures. Gains and losses on these instruments are offset by their underlying hedged transactions; as a result, there was no net impact on the Company's financial results in Q3 1993 or Q3 1994.

The provision for taxes grew by $64 million, or 20%, primarily due to increased pretax income and, to a lesser extent, an increase in the effective tax rate from 35.0% for Q3 1993 to 36.5% for Q3 1994. The higher rate for 1994 reflects changes in the federal tax law and the diminishing impact of certain tax benefits.

Results of Operations-
- ---------------------
First Nine Months of 1994 Compared to First Nine Months of 1993
- ---------------------------------------------------------------

Revenues for the first nine months of 1994 grew by 30% compared to the same period in 1993. Higher volumes of members of the Pentium processor family, increased revenues from integrated products, higher volumes of members of the Intel486 microprocessor family and increased sales of flash memory, chipsets and other semiconductors drove the growth in revenues. Lower average selling prices for certain microprocessors partially offset the revenue impact of higher microprocessor unit volumes.

Cost of sales grew by 53% or $1.24 billion. Higher unit volumes, including greater proportions of lower-margin products such as integrated products and memories, and increased factory startup costs fueled the growth in cost of sales. Lower average selling prices for certain microprocessors, the typically lower yields and higher costs associated with ramping new factory production processes, and the shift in product mix led to a decline in gross margin from 64% in the first nine months of 1993 to 57% in 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - First Nine Months of 1994 Compared to
                        First Nine Months of 1993 (continued)


Sales of members of the Intel486 family of microprocessors comprised a majority of the Company's revenues and a substantial majority of its gross margin during the first nine months of 1994. A growing portion of the Company's revenues and margins were derived from sales of members of the Pentium processor family.

Research and development expenses and marketing, general and administrative expenses increased by a combined 21%. Personnel-related spending, including headcount and profit dependent expenses, and expenditures for strategic marketing and microprocessor development programs accounted for most of this growth.

The $187 million increase in the provision for taxes is the result of higher pretax income and, to a lesser degree, an increase in the effective tax rate from 35.0% in 1993 to 36.5% in 1994.

Interest and other income rose by $71 million, or 62%, mainly as a result of higher average interest rates and balances and the Q3 1994 settlement of certain insurance cases. Interest expense increased by $5 million, as the effects of higher average borrowings and rates were partially offset by increased construction-related interest capitalization. The Company enters into forward contracts, options and swaps as part of an ongoing program to hedge currency, market and interest rate exposures. Gains and losses on these instruments are offset by their underlying hedges transactions; as a result, there was no net impact on the Company's financial results in 1993 or 1994.

Fiscal 1994 is a 53-week year for Intel. The first nine months of 1994 consisted of 40 weeks, compared to 39 in 1993. The additional week had no significant effect on the Company's results of operations.

Financial Condition

Intel's financial condition remains strong. As of October 1, 1994, the Company had a cash and investments portfolio of $4.40 billion, compared to $4.55 billion at the end of 1993. The Company's other sources of liquidity include credit lines and commercial paper borrowing arrangements that exceed $1.5 billion in the aggregate. The Company also retains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under a consolidated SEC shelf registration.

The Company funded most of its investment needs during the nine months of 1994 with cash generated from operations, which totaled $1.85 billion.

As part of a planned 1994 budget of $2.4 billion, the Company invested $1.68 billion for property, plant and equipment during the first nine months of 1994. Most of this spending was directed toward increased manufacturing capacity and new microprocessor production processes.

Inventory levels, particularly work in process, increased significantly during the first nine months of 1994, as the Company ramped production to meet expected demand for advanced microprocessors at various levels of integration. Control over finished goods inventories remains good. The sharp increase in accounts receivable over this period is due in large part to strong September billings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Financial Condition (continued)

Key financing activities during the first nine months of 1994 included the redemption of $98 million in long-term notes in Q1 1994. In addition, as part of the ongoing stock repurchase program authorized by the Board of Directors, the Company bought back 9.1 million shares at an aggregate cost of $546 million during the first nine months of 1994 (510,000 shares in Q3 1994). The board approved an increase in the program authorization, to a total of 55 million shares, in July 1994. The Company also sold 10.5 million put warrants in private placements during this period, receiving proceeds of $65 million, while 13.8 million put warrants expired unexercised. Early in Q4 1994, 1.0 million put warrants were exercised by holders for $65 million and the Company sold an additional 1.0 million put warrants for $6 million. As of November 9, 1994, approximately 19.7 million shares remained available for repurchase under the authorization, after reserving shares to cover 11.5 million outstanding put warrants.

Cash flow from operations and available sources of liquidity are considered adequate for planned capital expenditure programs, working capital requirements, and quarterly cash dividend payouts.


Outlook

Future trends for revenue and profitability remain difficult to predict, despite the strong financial results described above. Among the risks and uncertainties that continue to face the Company are business conditions and growth in the personal computer industry and the economy in general; competitive factors, including rival chip architectures, imitators of the Company's key microprocessors, and price pressures for semiconductors and integrated products; manufacturing capacity; and ongoing litigation involving Intel intellectual property.

The Company believes that its Intel486 and Pentium microprocessor families will follow normal price maturity curves, but some distortion could occur as imitation products enter the market in significant volume or alternative architectures gain market acceptance. Early in the year, the Company set a challenging goal to ship 6-7 million Pentium processors in 1994. The Company expects to be within a few weeks of meeting this goal as it exits 1994. The outlook for Pentium processor shipments in Q4 1994 and future periods remains dependent upon a number of business factors including a rapid manufacturing ramp and market demand, including microprocessor product mix.

Gross margin percentage has trended downward during 1993 and 1994, although gross margin dollar contribution has generally (except for Q3 1994) continued to grow. Cost of sales has grown faster than revenues as the result of higher unit volumes, including new microprocessors manufactured at factories still early in their production ramps; changes in product mix; and costs associated with initiating production at new factories. These factors are likely to continue to impact the amount and variability of cost of sales and the Company expects a lower gross margin percentage in Q4 1994 compared to Q3 1994.

The Company plans to invest a total of $2.4 billion for property, plant and equipment in 1994. Spending on strategic marketing and technology development programs is also expected to remain at high levels during the remainder of 1994 and for the foreseeable future. The Company expects operating expenses as a percentage of revenue in Q4 1994 to remain about the same as in Q3 1994. However, marketing, general and administrative expenses are likely to grow in Q4 1994 due to the remaining portion of an $80 million Pentium processor merchandising campaign launched in Q3 1994.

Intel believes that it has the product offerings and competitive resources needed for continued success, but revenue and profitability trends cannot be precisely determined at this time.

PART II - OTHER INFORMATION
- ---------------------------

Item 1. Legal Proceedings

A. Litigation

Reference is made to Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 25, 1993, and Item 1, Legal Proceedings, in the Registrant's Quarterly Reports on Form 10-Q for the quarters ended April 2, 1994 and July 2, 1994, for descriptions of the following proceedings:

                   Intel v. Advanced Micro Devices, Inc. ("AMD")
            U.S. District Court for the Northern District of California (C92-20039, C93-20301) - Intel386(TM)/Intel486(TM) Copyright Infringement Suit

On October 11, 1994, Judge Trumbull ruled that AMD is not licensed to copy or distribute the Company's ICE(TM) (in-circuit emulator) microcode. On October 21, 1994 the Court granted an injunction which prohibits AMD from shipping on an interim basis products which contain infringing code, except under certain conditions, and from shipping any products which contain infringing code after January 15, 1995.

            Advanced Micro Devices, Inc. ("AMD") v. Intel Corporation
           U.S. District Court for the Northern District of California
                           (C91-20541) - Antitrust Suit

A hearing was held August 26, 1994 on Intel's motion to dismiss portions of AMD's amended complaint which was filed on March 25, 1994. At the hearing, Judge Aguilar reinstated certain AMD allegations (based upon a new Ninth Circuit case), but dismissed other AMD claims. A March 1997 trial date has been scheduled.

- ---------------------------------------

Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits

11.1         Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27           Financial Data Schedule.

(b)          Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended October 1, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTEL CORPORATION
                                  (Registrant)





Date: November 9, 1994                     By:  /s/Andy D. Bryant
                                                   ----------------------
                                                   Andy D. Bryant
                                                   Vice President and
                                                   Chief Financial and
                                                   Principal Accounting Officer