Form 10-K
period 1994-12-31
INTEL CORP
filed 1995-03-28
CIK 50863

PAGE 1
===============================================================================
                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1994, OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from____to____

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

                         Common Stock, $.001 par value
                1998 Step-Up Warrants to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  Aggregate market value of voting stock held by non affiliates of the registrant as of February 25, 1995

                                 $30.43 billion

   414.5 million shares of Common Stock outstanding as of February 25, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Stockholders for fiscal year ended December 31, 1994-Items 5, 6, 7, 8 and 14.
(2)     Portions of Proxy Statement dated March 14, 1995 -Items 10, 11, 12, and 13.
===============================================================================



PAGE 2
                                   PART I
                                   ------
ITEM 1. BUSINESS

INDUSTRY

Intel Corporation and its subsidiaries (collectively called "Intel," the "Company" or the "Registrant") operate in one dominant industry segment. The Company designs, develops, manufactures and markets microcomputer components and related products at various levels of integration.

Intel components consist of silicon-based semiconductors etched with complex patterns of transistors. Each one of these integrated circuits (ICs) can perform the functions of thousands--even millions--of individual transistors, diodes, capacitors and resistors.


PRODUCTS

Intel's product strategy is twofold: the Company offers OEMs (original equipment manufacturers) a wide range of PC (personal computer) building-block products to meet their needs, and offers PC users products that expand the capabilities of their systems and networks.

The Company's major products include microprocessors, chipsets, embedded processors and microcontrollers, flash memory chips, computer modules and boards, network and communications products, personal conferencing products and scalable parallel processing computers.

MICROPROCESSORS. A microprocessor is the central processing unit of a PC. It processes system data and controls other devices in the system, acting as the brains of a PC. Intel's 32-bit processors include the flagship Pentium(R) processor family and the Intel486(TM) microprocessor family. Pentium processors are the latest extension of an architecture that is pervasive worldwide; the market research firm Dataquest estimates that approximately 134 million PCs based on the Intel architecture are currently in use (compared to fewer than 20 million PCs based on other architectures). The Company's strategy is to develop products in the Intel architecture family that are compatible with the installed base of software applications.

Intel's developments in the art of semiconductor design and manufacturing have made it possible to decrease the feature size of circuits etched into silicon. This permits a greater number of transistors to be fit on each silicon wafer, resulting in microprocessors that are smaller, faster running, more energy efficient, and less expensive to make. These developments have also led to increasingly complex designs. Despite rigorous testing standards, the Company cannot give assurances that any particular design will be flawless.

The Pentium processor family, fully binary compatible with previous generations of the Intel architecture, was introduced in 1993 with 60- and 66-MHz versions In 1994 Intel extended the family with 3.3V 75-, 90- and 100-MHz Pentium processors with enhanced power management features and performance of up to 166 MIPS. These processors have enabled a broad variety of mainstream mobile, desktop, and server systems based on the Pentium processor, and the PC market is transitioning rapidly to Pentium processor-based systems. Intel sells its microprocessor products, including Pentium processors, at various levels of integration (chips, boards, systems and modules) depending on the OEM's requirements (see "Computer Modules and Boards"). Intel expects to introduce higher performance versions of the Pentium processor in 1995.

In early 1995, Intel previewed its sixth-generation processor, codenamed the P6, at the International Solid State Circuits Conference. The 5.5-million-transistor P6, initially operating at 133 MHz, is projected to deliver approximately two times the performance of the 100-MHz Pentium processor while maintaining binary software compatibility with previous generations of the Intel architecture. P6 technology is expected to deliver workstation performance on the desktop while also enabling a new generation of multiprocessor servers. Systems based on the P6 processor are expected to be available in the second half of 1995.



PAGE 3
Within the Intel486 microprocessor product family, certain designations such as SX, DX, DX2 and DX4 differentiate the processors from one another. SX, DX and DX2 are used to designate the earlier generations of the family. Introduced in 1994, the IntelDX4(TM) processor, the fastest member of the Intel486 microprocessor family, is popular in both entry-level home and business desktop systems and in mobile computers. The IntelDX4 processor family offers up to 50 percent more performance than the 66-MHz IntelDX2(TM) microprocessor.

The OverDrive(R) family of processors provides CPU performance enhancements to Intel486 and Pentium processor-based systems. In early 1995, Intel introduced the Pentium OverDrive processor technology to Intel486 microprocessor-based systems.

Sales of the Intel486 microprocessor family comprised a majority of the Company's revenues and a substantial majority of its gross margin in 1992, 1993 and 1994. A significant and growing portion of the Company's sales and margins were derived from sales of the Pentium processor family in 1994. As part of its strategic goal to double processor performance at major system price points, the Company cut microprocessor prices aggressively and systematically in 1994, and this trend may continue in 1995. Future distortion of price maturity curves could occur as imitation products enter the market in significant volume or alternative architectures gain market acceptance.

The outlook for Pentium processor shipments in 1995 is dependent on several business factors, including the manufacturing ramp and market demand. The Pentium processor family comprised 23% of the Company's microprocessor unit shipments to the desktop market segment in the fourth quarter of 1994. If current trends continue, quarterly unit volumes of the Pentium processor family could surpass those of the Intel486 microprocessor family during 1995.

CHIPSETS. Based on the industry accepted PCI bus, the Company's core logic chipsets support and extend the graphic and other capabilities of Intel486 and Pentium processors. Early in 1995, Intel introduced the Triton chipset, a third-generation Pentium processor chipset targeted at 75-, 90- and 100-MHz systems.

EMBEDDED PRODUCTS. Embedded chips provide the computing power in devices other than PCs and workstations. Embedded products are dedicated to specific application functions and are found in wireless communications, printers, copiers, fax machines, VCRs, cable converter boxes and other TV equipment, commercial and military avionics, medical instrumentation, and factory automation control products.

Intel's embedded product line consists of 32-bit processors, including the i960(R) processor family, which are the best selling RISC (reduced instruction set computing) chips in the world in terms of units sold (according to Dataquest); embedded Intel386(TM) processors that primarily use the DOS operating system; the 80C186 microprocessor family; 16-bit microcontrollers, such as the 8096 and the 80C196; and 8-bit microcontrollers, such as the MCS(R) 51 microcontroller family. The Company introduced several embedded processor products in 1994, including the 80960JX family and the 80C196NP 16-bit microcontroller.

FLASH MEMORY CHIPS. Memory components are used to store computer programs and data entered by users. Flash memories are nonvolatile and do not require power to retain information.

Intel supplies a broad line of flash memory components that are used across a broad range of applications, including BIOS storage in many personal computers, printers and networking devices, medical instrumentation and industrial controllers.

In 1994, Intel introduced SmartVoltage memories, providing users with increased flexibility in optimizing their systems for lower power consumption and higher performance. Manufacturers of wireless communications devices, handheld terminals and other battery-operated devices have seen improved systems value from these chips. The Company also introduced the 16 Mbit Flash RAM chip enabling non volatile, updatable memory for embedded code storage plus the industry's highest speed execution. This product enabled many system designers to replace two kinds of memory--DRAM and ROM--with one: Flash RAM.



PAGE 4
COMPUTER MODULES AND BOARDS. Hundreds of microcomputer platforms and single-board computers based on Intel components are now widely accepted as basic building blocks for technical and commercial applications. Many OEMs build their own PCs, microcomputers, real-time control systems and other products based on these modules.

A significant portion of Intel's Pentium processors are sold at higher levels of integration incorporated into boards, systems and modules to OEMs. OEM customers buy at these levels of integration to accelerate the time to get their products to market. With the growth of the Pentium processor business, Intel has become one of the largest manufacturers of populated PC motherboards.

The Company cannot always predict the level of integration at which customers will request microprocessor products. In addition, the manufacture of boards and systems requires DRAMs and other components that may be in short supply. Although the Company has entered into supply agreements with manufacturers of these components, there can be no assurances of adequate supply.

NETWORK AND COMMUNICATIONS PRODUCTS. Sold to PC users through retail channels, these hardware and software products improve the performance or capabilities of PC systems and networks.

Intel's networking products are designed to make PC networks easier for LAN administrators to install and manage. The architecture that delivers this management capability is called Smart Network Services.

Intel's networking products consist of LAN products, such as the EtherExpress family of adapters; and network management products, including the LANDesk(R) product line.

Supporting the Smart Network Services strategy are new or upgraded LAN products: EtherExpress(TM) Pro adapters that use flash memory for one-step installation and configuration; EtherExpress Pro/100, a 100 MB ethernet adapter that supports the new 100 MB standard 100-based T; StorageExpress(TM) back up servers; NETSatisFAXtion(R) software; NetportExpress(TM) print servers; and LANDeskManager Suite V. 2.0 software, which combines management of desktop systems, servers, wire segments and services on LANs.

PERSONAL CONFERENCING PRODUCTS. PC users can install Intel software and cards that let two users view and manipulate the same documents simultaneously and, in some cases, see each other. Personal conferencing products merge the power of the PC with the real-time immediacy of the telephone. In 1994, Intel introduced its ProShare(TM) personal conferencing products, including the ProShare Video System 200 and ProShare Video System 150, which were certified in 22 countries. During 1994, these products were updated to provide the following enhancements: ISDN and LAN transfer support, increased video quality and expanded serviceability.

SCALABLE PARALLEL PROCESSING SYSTEMS. Scalable parallel processing (SPP) systems use the processing power of multiple microprocessors working simultaneously to solve large-scale computing, data and image manipulation problems. Intel offers SPP systems for both commercial and technical market segments. For the enterprise computing and interactive multimedia market segments, Intel architecture-based server building blocks and platforms are offered through OEMs. For the supercomputer market segment, the Paragon(
MP XP/S massively parallel supercomputer is scalable from compute-intensive embedded applications to systems with over 1,000 i860(R) XR multiprocessor compute nodes. In 1994, a linked system based on two Intel Paragon XP/S 140 supercomputers beat the existing world record for computing performance by more than 50 percent.



PAGE 5
MANUFACTURING

A majority of the Company's wafer production and some assembly and final testing of VLSI (very large scale integration) components are conducted at domestic Intel facilities in Chandler, Arizona; Aloha, Oregon; Santa Clara and Folsom, California; and Rio Rancho, New Mexico. A majority of Intel's production of microcomputers and memory boards and systems takes place at facilities in Hillsboro, Oregon and Las Piedras, Puerto Rico.

Outside the United States, a significant portion of Intel's VLSI wafer production, including some microprocessor fabrication, is conducted at plants in Jerusalem, Israel and Leixlip, Ireland. A significant portion of Pentium processor production is conducted at the Ireland site. Most of the Company's VLSI component assembly and testing is performed at facilities in Penang, Malaysia and Manila, Philippines. A significant and growing portion of Intel's production of microcomputers and memory boards and systems is conducted at facilities in Leixlip, Ireland, and Penang, Malaysia.

In general, if Intel were unable to assemble, test or perform wafer fabrication on its products abroad, or if air transportation between its foreign facilities and the United States were disrupted, there could be a materially adverse effect upon the Company's operations. In addition to normal manufacturing risks, foreign operations are subject to certain additional exposures, including political instability, currency controls and fluctuations, and tariff and import restrictions. To date, Intel has not experienced significant difficulties related to these foreign business risks.

To augment capacity, Intel uses subcontractors to perform assembly of certain products and wafer fabrication for certain VLSI components, primarily flash memory and chipsets. The Company cannot give assurances that it will be able to fully satisfy demand for certain of these products.

The manufacture of integrated circuits is a complex process. Normal manufacturing risks include errors in the fabrication process, defects in raw materials, as well as other factors, all of which can affect yields.


EMPLOYEES

At December 31, 1994, the Company employed approximately 32,600 people worldwide.


SALES

Most of Intel's products are sold or licensed through sales offices located near major concentrations of users throughout the United States, Europe, Japan, Asia-Pacific and other parts of the world.

The Company also uses distributors (industrial and retail) and representatives to distribute its products both in the United States and overseas. Typically, distributors handle a wide variety of products, including those competitive with Intel products, and fill orders for many customers. Most of Intel's sales to distributors are made under agreements allowing for price protection and/or the right of return on unsold merchandise. Sales representatives generally do not offer directly competitive products, but may carry complementary items manufactured by others. Representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with Intel and are referred to distributors for smaller orders. Intel sold products to thousands of customers worldwide in 1994, none of which represented more than 10% of total revenues.



PAGE 6
BACKLOG

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


COMPETITION

The Company competes in different product lines to various degrees on the basis of price, performance, availability and quality. Many companies compete with Intel and are engaged in the same basic fields of activity, including research and development. Both foreign and domestic, these competitors range in size from large multinationals to smaller companies competing in specialized market segments. Intel is engaged in a rapidly advancing field of technology in which its ability to compete depends upon the continuing improvement of its products and processes, continuing cost reductions, and the development of new products to meet changing customer requirements.

Prices decline rapidly in the semiconductor industry as unit volume grows, as competition develops, and as production experience is accumulated. In the microcomputer and board and systems area, Intel competes with board manufacturers and microprocessor-based computer manufacturers. Some of these competitors are also Intel customers.

A number of competitors have developed products that imitate some of the Company's key products. Some of these products obtained market acceptance and Intel's revenues and margins with respect to certain of these products were adversely affected and may continue to be adversely affected. Based on the current case law, Intel's competitors can design microprocessors which are compatible with Intel microprocessors and avoid Intel patent rights through the use of foundry services that have licenses with Intel. Furthermore, as part of a recent settlement between Intel and AMD to settle all outstanding legal disputes between the two companies, Intel licensed AMD to copy the microcode in the Intel386 and Intel486 microprocessors. However, AMD agreed that it has no right to copy the microcode in the Pentium processor and future microprocessors. The net effect of this situation (i.e., case law and the AMD settlement) is that while it is possible for competitors to imitate the functionality of Intel processors, future imitations are not expected to be as close an imitation as were the Am386* and Am486* products from AMD. Competitors' products may add features and increase performance. The Company also faces significant competition from companies that offer rival microprocessor architectures. The Company cannot predict whether such rival architectures will gain market acceptance or provide increased competition to the Company's products. Future distortion of price maturity curves could occur as imitation products enter the market in significant volume or alternative architectures gain market acceptance.

It continues to be Intel's strategy to maintain its competitive advantage through aggressive investments in manufacturing capacity and the development and marketing of advanced products which provide greater functionality to its customers than is provided by competitive products. Intel also is committed to the protection of its intellectual property rights against illegal use. There can be no assurance, however, that competitors will not introduce new products (either imitative or of rival architectural designs) or reduce prices on existing products. Such developments could have an adverse effect on Intel's revenues and margins.

________________________
* Other brands and names are the property of their respective owners


PAGE 7
RESEARCH AND DEVELOPMENT

The Company's competitive position has developed to a large extent because of its emphasis upon research and development. This emphasis has enabled Intel to deliver products before they have become available from competitors, and thus has permitted Intel's customers to commit to the use of these new products in the development of their own products. Intel's research and development activities are directed toward developing new products, hardware technologies and processes and improving existing products and lowering their cost. The Company also develops "enabling" software, such as open software specifications and software tools, to enhance the functionality and acceptance of the personal computer platform Intel's expenditures for research and development were $1,111 million, $970 million and $780 million in fiscal years 1994, 1993 and 1992, respectively. As of December 31, 1994, Intel had approximately 6,400 employees engaged in research and development. The results of Intel's research and development activities depend upon competitive circumstances and Intel's ability to transfer new products to production in a timely and cost-effective manner.

Most design and development of VLSI components and other products is performed at Intel's facilities in Santa Clara and Folsom, California; Aloha and Hillsboro, Oregon; Chandler, Arizona; and Haifa, Israel.

In June 1994, Intel and Hewlett-Packard Company announced a joint research and development project covering a wide range of activities, including semiconductor processes, software optimization and microprocessor design technologies. New 64-bit processors based on the jointly developed architecture are expected to be initially targeted at server, workstation and enterprise computing products, probably in the late 1990's.

INTELLECTUAL PROPERTY AND LICENSING

Intellectual property rights which apply to various Intel products include patents, copyrights, trade secrets, trademarks and maskwork rights. Because of the rapidly changing technology and a broad distribution of patents in the semiconductor industry, Intel's present intention is not to rely primarily on intellectual property rights to protect or establish its market position. However, Intel has established an active program to protect its investment in technology by enforcing all of its intellectual property rights. Intel does not intend to broadly license its intellectual property rights unless it can obtain adequate consideration. Reference is also made to the headings "Competition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Intel has filed and obtained a number of patents in the United States and abroad. Intel has entered into patent cross license agreements with many of its major competitors.

Intel protects many of its computer programs by copyrighting them. Intel has registered numerous copyrights with the United States Copyright Office. The ability to protect or to copyright software in some foreign jurisdictions is not clear. However, Intel has a policy of requiring customers to sign a software license contract before providing a customer with certain computer programs. Certain VLSI components have computer programs embedded in them, and Intel has obtained copyright protection for some of these programs as well. Beginning in 1985, Intel has obtained protection for the maskworks for a number of its components under the Chip Protection Act of 1984.

Intel has obtained certain trademarks and trade names for its products to distinguish genuine Intel products from those of its competitors and is currently engaged in a cooperative program with OEMs to identify personal computers that incorporate genuine Intel microprocessors with the Intel Inside(R) logo. Intel maintains certain details about its processes, products and strategies as trade secrets.

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

PAGE 8
COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To Intel's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations. However, reference is made to Item 3., Legal Proceedings, of this Form 10-K.


EXECUTIVE OFFICERS

The following sets forth certain information with regard to executive officers of Intel (ages are as of December 31, 1994):

Craig R. Barrett (age 55) has been Chief Operating Officer since 1993; a director of Intel Corporation since 1992; Executive Vice President since 1992; and Vice President and General Manager of the Microcomputer Components Group from 1989 to 1992.

Andrew S. Grove (age 58) has been a director of Intel Corporation since 1974; President since 1979; and Chief Executive Officer since 1987.

Gordon E. Moore (age 66) has been a director of Intel Corporation since 1968 and Chairman of the Board since 1979.

Leslie L. Vadasz (age 58) has been a director of Intel Corporation since 1988; Senior Vice President, Director of Corporate Business Development since 1991; and Senior Vice President and General Manager of the Systems Group from 1986 to 1990.

Frank C. Gill (age 51) has been Senior Vice President and General Manager, Intel Products Group since 1991; Senior Vice President and President of the Systems Group from 1990 to 1991; and Senior Vice President and Director of Sales from 1989 to 1990.

David L. House (age 51) has been Senior Vice President and Director, Corporate Strategy since 1991; Senior Vice President and President of Microcomputer Components Group from 1990 to 1991; and Senior Vice President and General Manager, Microcomputer Components Group from 1987 to 1990.

Paul S. Otellini (age 44) has been Senior Vice President, Director, Sales since May 1994; Senior Vice President and General Manager, Microprocessor Products Group, from 1993 to 1994; Vice President and General Manager, Microprocessor Products Group from 1991 to 1992; Vice President and General Manager, Micro Products Group from 1990 to 1991; and Vice President and Assistant to the President from 1989 to 1990.

Gerhard H. Parker (age 51) has been Senior Vice President and General Manager, Technology & Manufacturing Group, since 1992; Vice President and Director, Technology & Manufacturing Group from 1991 to 1992; Vice President and Director, Technology Group from 1990 to 1991; Vice President and General Manager, Technology and Manufacturing Group during 1990; and Vice President and General Manager, Component Technology and Development Group from 1989 to 1990.


PAGE 9
Robert W. Reed (age 48) has been Senior Vice President and General Manager, Semiconductor Products Group, since 1991; Senior Vice President and Chief Financial Officer from 1990 to 1991; and Senior Vice President, Chief Financial Officer and Director of Administration from 1989 to 1990.

Ronald J. Whittier (age 58) has been Senior Vice President and General Manager, Intel Architecture Laboratories, since January 1993; Vice President and General Manager, Software Technology Group from 1991 to 1992; Vice President and Director of Marketing from 1990 to 1991; and Vice President and Director of Corporate Marketing from 1985 to 1990.

Albert Y.C. Yu (age 53) has been Senior Vice President and General Manager, Microprocessor Products Group since January 1993; Vice President and General Manager, Microprocessor Products Group from 1991 to 1992; Vice President and General Manager, Micro Products Group from 1990 to 1991; and Vice President and General Manager, Component Technology and Development Group from 1989 to 1990.

Michael A. Aymar (age 47) has been Vice President and General Manager, Intel486(TM) Microprocessor Division, since January 1994; Vice President and General Manager, Mobile Computing Group, from 1991 to 1994; and Vice President and General Manager, Santa Clara Microcomputer Division from 1989 to 1991. Andy D. Bryant (age 44) has been Vice President and Chief Financial Officer since February 1994; Vice President, Intel Products Group from 1990 to 1994; and Director of Finance from 1987 to 1990.

F. Thomas Dunlap, Jr. (age 43) has been Vice President, General Counsel and Secretary since 1987.

G. Carl Everett, Jr. (age 44) has been Senior Vice President and General Manager, Microprocessor Products Group since May 1994; Vice President and Director, Worldwide Sales Group from 1990 to 1994; Vice President and Director of North American Sales during 1990; and Vice President, Sales and Marketing Group from 1987 to 1990.

Stephen P. Nachtsheim (age 50) has been Vice President and General Manager, Mobile and Home Products Group since January 1995. Prior to that time, from January 1994 to January 1995, he was an appointed vice president of the same group. He held the positions of General Manager of European Intel Products Group from 1992 to 1994; General Manager of ASIC from 1990 to 1992; and General Manager of Intel Europe from 1988 to 1990.



PAGE 10
ITEM 2.  PROPERTIES

At December 31, 1994, Intel owned the major facilities described below:

No. of
Bldgs.    Location            Total Sq. Ft.    Use
46        United States (A)   8,739,000        Executive and administrative offices,
                                               wafer fabrication, components testing
                                               and assembly, research and development,
                                               computer and service functions, system
                                               assembly and warehousing.

2         Ireland               745,000        Wafer fabrication, system and board
                                               assembly, and administrative offices.

6         Malaysia (B)          531,000        Components assembly and testing and
                                               administrative offices.

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

3         Japan                 167,000        Sales, warehousing and related support
                                               functions.

1         Philippines (C)       131,000        Components assembly and testing and
                                               administrative offices.

1         Germany                86,000        European marketing, German sales and
                                               administrative offices.

1         France (D)             63,000        French sales and administrative offices.

At December 31, 1994, Intel also leased 21 major facilities in the U.S. totaling approximately 609,000 square feet and 11 facilities in other countries totaling approximately 246,000 square feet. These leases expire at varying dates through 2002, including renewals at the option of Intel.

Intel believes that its existing facilities are suitable and adequate, and the productive capacity in such facilities is in general being utilized. Intel has other facilities available that it can equip to meet future demand as such demand materializes. These include 4.5 million square feet of building space under various stages of construction in the United States and abroad for manufacturing and administrative purposes.


_________________________
(A) Includes an idle, 131,000-square-foot facility formerly utilized for wafer fabrication and administration, which is currently for sale.
(B) The lease on a portion of the land used for these facilities expires in 2032.
(C)     Leases on land expire in 1998, 2002 and 2008.
(D)     This facility is currently for sale.




PAGE 11
ITEM 3.  LEGAL PROCEEDINGS

A. LITIGATION

                   Intel vs. Advanced Micro Devices, Inc. ("AMD")
         U.S. District Court for the Northern District of California
              (C90-20237) - Intel287 Copyright Infringement Suit
         -----------------------------------------------------------

In a letter dated March 23, 1990 from AMD, AMD asserted a right to copy and distribute Intel-copyrighted microcode in an AMD 80C287 math coprocessor.
In response to the letter, Intel filed a suit on April 23, 1990 in the U.S. District Court for the Northern District of California, alleging that AMD infringed Intel's copyright on the microcode for the Intel287(TM) math coprocessor. In its defense, AMD claimed a license to copy and distribute Intel copyrighted microcode based on a clause in a 1976 patent cross-license agreement which gives AMD the right "...to copy microcodes contained in Intel microcomputers and peripheral products sold by Intel."

On January 11, 1995, in connection with the settlement of various legal matters between the two companies, the parties agreed to dismiss all claims, counterclaims and defenses raised in this action. AMD has agreed to abide by the terms of the preliminary injunction entered August 7, 1990, and Intel has granted AMD a license to Intel code contained in Intel287, Intel386 and Intel486 microprocessors. AMD has agreed that it has no right to copy the microcode in the Pentium processor and future microprocessors.


                   Intel vs. Advanced Micro Devices, Inc. ("AMD")
         U.S. District Court for the Northern District of California
              (C92-20039) - Intel386 Copyright Infringement Suit
         -----------------------------------------------------------

On October 9, 1991, Intel filed another copyright infringement suit against AMD, alleging that AMD copied the Intel386 microcode and a control program which is stored in a programmable logic array.

On January 11, 1995, in connection with the settlement of various legal matters between the two companies, the parties agreed to dismiss all claims, counterclaims and defenses raised in this action.


                    Intel vs. Advanced Micro Devices, Inc. ("AMD") U.S. District Court for the Northern District of California
              (C93-20301) - Intel486 Copyright Infringement Suit
         ----------------------------------------------------------

On April 28, 1993, the Company filed a complaint in the U.S. District Court for the Northern District of California covering numerous copyright infringement claims on AMD's versions of Intel486 microprocessors.

On October 11, 1994, Judge Trumbull ruled that AMD is not licensed to copy or distribute the Company's 486 ICE(TM) system microcode, and entered an injunction which prohibits AMD from shipping Am486s which contain the Company's 486 ICE system microcode after January 15, 1995.

On January 11, 1995, in connection with the settlement of various legal matters between the two companies, the parties agreed to dismiss all claims, counterclaims and defenses raised in this action. The 486 ICE system microcode injunction will remain in effect, and AMD agreed to pay Intel $58 million as settlement for past damages for its 486 ICE system microcode infringement.
As part of the settlement, AMD will have the right to use foundries for up to 20% of its Am486 production.


PAGE 12
          Advanced Micro Devices, Inc. ("AMD") vs. Intel Corporation
         U.S. District Court for the Northern District of California
                         (C91-20541) - Antitrust Suit
         -----------------------------------------------------------

On August 29, 1991, AMD filed a lawsuit against Intel in the U.S. District Court for the Northern District of California, alleging that Intel violated the Sherman Act by committing unlawful acts and conspiring with customers and distributors to secure and maintain monopoly positions in microprocessor and math coprocessor markets.

On January 11, 1995, in connection with the settlement of various legal matters between the two companies, the parties agreed to dismiss all claims, counterclaims and defenses raised in this action.

                       Consumer Class Action Suits
                       ---------------------------
          Machtinger vs. Intel, Cook Co. Circuit Court, IL (94-C-7300) Anthony Uzzo & Co. vs. Intel, Santa Clara Co. Superior Court (CV745729)
    Liberty Bell Equip. vs. Intel, Santa Clara Co. Superior Court (CV745803)
          Sloane vs. Intel, Santa Clara Co. Superior Court (CV745876)
          Klein vs. Intel, Santa Clara Co. Superior Court (CV745895)
          Scalzo vs. Intel, Santa Clara Co. Superior Court (CV745924)
                 Rep. Electronic Products vs. Intel and Dell,
                   Wayne Co. Circuit Court, MI (94-435132CK)
          Fingold vs. Intel, Santa Clara Co. Superior Court (CV746031)
        Lees et al vs. Intel, Camden Co. Superior Court, NJ (L 11508 94)
        Kurtz, Orman vs. Intel, Santa Clara Co. Superior Court (CV746116)
      Data Technology Services vs. Intel, U.S.D.C., Dist. of CO (94-N-2886)
          Carney vs. Intel, Santa Clara Co. Superior Court (CV746128)
          -----------------------------------------------------------

During the period from November 29, 1994 through December 19, 1994, numerous civil consumer lawsuits were filed in state courts in various states against the Company. Although the complaints differ, these actions generally allege that Intel breached express and implied warranties, engaged in deceptive advertising and otherwise committed consumer fraud by shipping Pentium processors which contained a divide problem in the floating point unit, and by failing to disclose it. The suits seek compensatory and punitive damages of unspecified amounts. One of the actions has since been withdrawn. A Stipulation of Settlement covering all remaining pending actions was filed in the Santa Clara Superior Court on March 22, 1995. Preliminary approval was granted by the Court on March 24, 1995.



Weisberg vs. C. Barrett, W.H. Chen, A. Grove, D.J. Guzy, G. Moore, M. Palevsky,
          A. Rock, J. Shaw, L. Vadasz, D. Yoffie, C. Young and Intel
                       Southern District, NY (C95-0674)
                       --------------------------------

On January 31, 1995, the plaintiff brought this suit in Federal Court in New York (Southern District) as both a derivative and stockholder action to invalidate the Company's Executive Officer Bonus Plan, alleging that the plan is so vague and misleading as to be ambiguous. Plaintiff seeks (i) cancellation of the stockholders' approval of the Plan, (ii) unspecified damages to Intel by the Board of Directors, and (iii) to enjoin implementation of the Plan and the payment of any bonuses under the Plan.

Although the ultimate outcome of any outstanding claims cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.





PAGE 13
B. ENVIRONMENTAL PROCEEDINGS

Intel has been named to the California and U.S. federal Superfund lists for three of its sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency (EPA) to evaluate the ground water in areas adjacent to its Mountain View, California site. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site. Under the California and U.S. federal Superfund statutes, liability for cleanup of the Mountain View site and adjacent area is joint and several. The Company has reached agreement in principle with those same two companies which should significantly limit the Company's liabilities under the proposed cleanup plan. Also, the Company has completed extensive studies at its other sites and is engaged in cleanup at several of these sites. In the opinion of management, including internal counsel, the potential losses to the Company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the Company's financial position, even if joint and several liability were to be assessed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



PAGE 14
                                 PART II
                                 -------

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

    (a) Reference is made to the information regarding market, market price range and dividend information appearing under "Financial Information by Quarter (Unaudited)" on page 31 of the Registrant's Annual Report to Stockholders which information is hereby incorporated by reference.

    (b) As of February 25, 1995, there were 43,262 holders of record of the Registrant's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the information regarding selected financial data for the fiscal years 1990 through 1994, including the related footnotes, under the heading "Financial Summary" on page 28 of the Registrant's Annual Report to Stockholders, which information is hereby incorporated by reference.

In addition, the ratios of earnings to fixed charges for each of the five years in the period ended December 31, 1994 are as follows:

                              Fiscal Year
      --------------------------------------------------------
            1990      1991      1992      1993      1994

            9.2x      12.4x     20.7x     54.4x     39.5x

Fixed charges consist of interest expense and the estimated interest component of rent expense.




PAGE 15
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 through 31 of the Registrant's 1994 Annual Report to Stockholders, which information is hereby incorporated by reference.

Subsequent to December 31, 1994, Intel repurchased 2.0 million shares of Common Stock under the Company's authorized stock repurchase program at a cost of $150 million. The Company also sold 3.5 million put warrants, receiving proceeds of $16 million, while 3.0 million previously outstanding put warrants expired. As of March 22, 1995, the Company had the potential obligation to repurchase 13.0 million shares of Common Stock at an aggregate price of $821 million under outstanding put warrants. After reserving shares to cover these outstanding put warrants, 15.4 million shares remained available under the stock repurchase program authorization.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Intel Corporation at December 31, 1994 and December 25, 1993 and for each of the three years in the period ended December 31, 1994 and the Report of Independent Auditors thereon and Intel Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1994 are incorporated by reference from the Registrant's 1994 Annual Report to Stockholders, on pages 14 through 31.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



PAGE 16
                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors and Executive Officers appearing under the headings "Election of Directors" and "Name and Principal Occupation" on pages 1 through 3 of the Registrant's Proxy Statement dated March 14, 1995, which information is hereby incorporated by reference, and to the information under the heading "Executive Officers" in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information appearing under the headings "Executive Compensation," "Directors' Compensation," and "Compensation Committee Interlocks and Insider Participation," on pages 8 through 11 of the Registrant's Proxy Statement dated March 14, 1995, which information is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to information appearing in the Registrant's Proxy Statement dated March 14, 1995, under the heading "Security Ownership of Certain Beneficial Owners and Management," on pages 13 and 14, which information is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information appearing under the heading "Certain Relationships and Related Transactions" on page 14 of the Registrant's Proxy Statement dated March 14, 1995, which information is hereby incorporated by reference.



PAGE 17
                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)   1.   Financial Statements

               The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report.

          2.   Financial Statement Schedule

               The financial statement schedule listed in the accompanying index to financial statements and financial statement schedules is filed as part of this annual report.

          3.   Exhibits

               The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

    (b)        Reports on Form 8-K

               On December 21, 1994, Intel filed a report on Form 8-K relating to the adoption of an upon-request replacement policy on Pentium processors and a then-unspecified material charge against earnings to be taken in the fourth quarter of 1994.



PAGE 18
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (Item 14 (a))
                                                               Reference Page
                                                               --------------
                                                                         1994
                                                                       Annual
                                                         Form       Report to
                                                         10-K    Stockholders

Consolidated Balance Sheets-
  December 31, 1994 and December 25, 1993 . . . . . . . . . . . . . . . . .15
Consolidated Statements of Income for
  the years ended December 31, 1994,
  December 25, 1993 and December 26, 1992 . . . . . . . . . . . . . . . . .14
Consolidated Statements of Cash Flows
  for the years ended December 31, 1994
  December 25, 1993 and December 26, 1992 . . . . . . . . . . . . . . . . .16
Consolidated Statements of Stockholders'
  Equity for the years ended December 31, 1994,
  December 25, 1993 and December 26, 1992 . . . . . . . . . . . . . . . . .17
Notes to Consolidated Financial Statements-
  December 31, 1994, December 25, 1993 and
  December 26, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . 18-26
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . 27
Supplementary Information (unaudited)
  Financial Information by Quarter . . . . . . . . . . . . . . . . . . . . 31
Schedule for years ended December 31, 1994,
  December 25, 1993 and December 26, 1992:
II- Valuation and Qualifying Accounts . . . . . . . . . . .19

Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements listed in the above index which are included in the Company's Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the portions of such report referred to in Items 5, 6, 7, and 8 of this Form 10-K, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this report.

Page references to the 1994 Annual Report to Stockholders relate to the bound, printed version of the report.




PAGE 19
                            INTEL CORPORATION
                     --------------------------------
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         December 26, 1992, December 25, 1993 and December 31, 1994
                              (In Millions)






                                              Additions
                                 Balance at  Charged to                 Balance
                                  Beginning   Costs and                  at End
                                    of Year    Expenses  Deductions (A) of Year
                                 ----------  ----------  -------------  -------

1992

Allowance for Doubtful Receivables      $ 9         $29            $12      $26
                                        ---         ---            ---      ---
1993

Allowance for Doubtful Receivables      $26         $ 4            $ 8      $22
                                        ---         ---            ---      ---
1994

Allowance for Doubtful Receivables      $22         $10            $--      $32
                                        ---         ---            ---      ---

(A)  Uncollectible accounts written off, net of recoveries.




PAGE 20
                            INDEX TO EXHIBITS

                              (Item 14 (a))

      Description

3.1 Intel Corporation Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended June 26, 1993 [Commission File No. 0-6217] as filed on August 10, 1993)

3.2 Intel Corporation Bylaws as amended, (incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form 10-Q for the quarter ended September 25, 1993 [Commission File No. 0-6217] as filed on November 9, 1993).

4.1 Agreement to Provide Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K [Commission File No. 0-6217] as filed on March 28, 1986).

4.2 Indenture dated as of May 1, 1985 among Intel Overseas Corporation, Intel Corporation and Wachovia Bank Trust Company N.A. related to $236,500,000 principal amount of zero coupon notes due 1995 issued by Intel Overseas Corporation and guaranteed by Intel Corporation (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-Q for the quarter ended June 29, 1985 [Commission File No. 0-6217] as filed on August 13, 1985).

4.3 Warrant agreement dated as of March 1, 1993, as amended between the Registrant and Harris Trust and Savings Bank (as successor Warrant Agent) related to the issuance of 1998 Step-Up Warrants to purchase Common Stock of Intel Corporation (incorporated by reference to Exhibit 4.6 of Registrant's Form 10-K [Commission File No. 0-6217] as filed on March 25,
      1993), together with the First Amendment to Warrant Agreement dated as of October 18, 1993 and the Second Amendment to Warrant Agreement dated as of January 17, 1994 (incorporated by reference to Exhibit 4.4 of the Registrant's Form 10-K [Commission File No. 0-6217] as filed on March
      25, 1994).

10.1* Intel Corporation 1984 Stock Option Plan, as amended and restated
      (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended April 2, 1994 [Commission File No. 0-6217] as filed on May 16, 1994).

10.2 Intel Corporation Profit-Sharing Retirement Plan dated April 20, 1990 as amended and restated effective January 1, 1989 (incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K [Commission File No. 0-6217] as filed on March 26, 1992).

10.3 Second Amendment dated March 2, 1992 to Intel Corporation Profit-Sharing Retirement Plan dated April 20, 1990 as amended and restated effective January 1, 1989 (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K [Commission File No. 0-6217] as filed on March 26,
      1993).

10.4 Intel Corporation Defined Benefit Pension Plan and Trust dated September 7, 1988 as amended (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K [Commission File No. 0-6217] as filed on March 28,
      1990).

10.5* Intel Corporation 1988 Executive Long Term Stock Option Plan as amended and restated (incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended April 2, 1994 [Commission File No. 0-6217] as filed on May 16, 1994).

10.6* Intel Corporation Sheltered Employee Retirement Plan Plus dated December
      1, 1991 (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K [Commission File No. 0-6217] as filed on March 26, 1992).



PAGE 21
10.7* Intel Corporation Executive Officer Bonus Plan dated January 1, 1994
      (incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K [Commission File No. 0-6217] as filed on March 25, 1994).

11.   Computation of Per Share Earnings.

12. Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

13. Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1994 expressly incorporated by reference herein.

21.   Intel Subsidiaries.

23.   Consent of Ernst & Young LLP, Independent Auditors.

27.   Financial Data Schedule.











* Compensation plans or arrangements in which officers and directors are eligible to participate.

PAGE 22
SIGNATURESPursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
Registrant By
/s/ F. Thomas Dunlap, Jr.
- -------------------------
F. Thomas Dunlap, Jr.
Vice President and Secretary
March 24, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett                           /s/ Max Palevsky
- --------------------                           ----------------
Craig R. Barrett                               Max Palevsky
Director                                       Director
March 24, 1995                                 March 24, 1995

/s/ Andy D. Bryant                             /s/ Arthur Rock
- ------------------                             ---------------
Andy D. Bryant                                 Arthur Rock
Vice President, Principal                      Director
Accounting and Chief Financial Officer         March 24, 1995
March 24, 1995
                                               /s/ Jane E. Shaw
/s/ Winston H. Chen                            ----------------
- -------------------                            Jane E. Shaw
Winston H. Chen                                Director
Director                                       March 24, 1995
March 24, 1995
                                               /s/ Leslie L. Vadasz
/s/ Andrew S. Grove                            --------------------
- -------------------                            Leslie L. Vadasz
Andrew S. Grove                                Director
Principal Executive Officer                    March 24, 1995
President and Director
March 24, 1995                                 /s/ David B. Yoffie
                                               -------------------
/s/ D. James Guzy                              David B. Yoffie
- -----------------                              Director
D. James Guzy                                  March 24, 1995
Director
March 24, 1995                                 /s/ Charles E. Young
                                               --------------------
/s/ Gordon E. Moore                            Charles E. Young
- -------------------                            Director
Gordon E. Moore                                March 24, 1995
Chairman of the Board
March 24, 1995