Form 10-Q
period 1995-04-01
INTEL CORP
filed 1995-05-16
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 1, 1995

                                   OR

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____.


Commission File Number  0-6217
                        ------


                                INTEL CORPORATION
               (Exact name of Registrant as specified in its charter)

             Delaware                                   94-1672743
             --------                                   ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


2200 Mission College Boulevard; Santa Clara, California              95052-8119
- -------------------------------------------------------              ----------
       (Address of principal executive offices)                      (Zip Code)

                                 (408) 765-8080
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such requirements for the past 90 days.  Yes _X_   No ___

              Shares outstanding of the Registrant's common stock
                              as of April 1, 1995

          Class                                    Outstanding at April 1, 1995
Common Stock, $.001 par value                             828.2 million

PAGE 2
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                      Three Months Ended
                                      ------------------
                                       Apr. 1,    Apr. 2,
                                        1995       1994
                                      --------   --------

Net revenues                           $3,557     $2,660
Costs and expenses:
  Cost of sales                         1,609      1,124
  Research and development                294        265
  Marketing, general and
    administrative                        387        344
                                       ------     ------
Operating costs and expenses            2,290      1,733
                                       ------     ------
Operating income                        1,267        927
Interest expense                           (7)       (11)
Interest and other income, net            156         55
                                       ------     ------
Income before provision for taxes       1,416        971

Provision for taxes                       527        354
                                       ------     ------
Net income                             $  889     $  617
                                       ======     ======
Earnings per common and
  common equivalent share              $ 1.02     $  .70
                                       ======     ======

Cash dividends declared per
  common share                         $ 0.03     $0.025
                                       ======     ======

Weighted average number of common
  and common equivalent shares
  outstanding                             872        884
                                       ======     ======


(See Notes to Consolidated Condensed Financial Statements.)

PAGE 3
PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation
Consolidated Condensed Balance Sheets                 Apr. 1,        Dec. 31,
(in millions)                                          1995            1994
                                                     ========        ========
                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $1,290         $1,180
  Short-term investments                               1,220          1,230
  Accounts receivable, net                             2,340          1,978
  Inventories:
    Raw materials                                        420            345
    Work in process                                      637            528
    Finished goods                                       267            296
                                                     -------        -------
                                                       1,324          1,169
                                                     -------        -------
  Deferred tax assets                                    524            552
  Other current assets                                   126             58
                                                     -------        -------
Total current assets                                   6,824          6,167
                                                     -------        -------

Property, plant and equipment, at cost                 9,236          8,516
Less:  Accumulated depreciation                       (3,412)        (3,149)
                                                     -------        -------
Property, plant and equipment, net                     5,824          5,367
Long-term investments                                  2,028          2,127
Other assets                                             234            155
                                                     -------        -------
TOTAL ASSETS                                         $14,910        $13,816
                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                    $   639        $   517
  Accounts payable                                       714            575
  Accrued compensation and benefits                      411            588
  Other accrued liabilities                              550            646
  Deferred income on shipments to distributors           241            269
  Income taxes payable                                   721            429
                                                     -------        -------
Total current liabilities                              3,276          3,024
                                                     -------        -------
Long-term debt                                           404            392
Deferred tax liabilities                                 402            389
Put warrants                                             821            744
Stockholders' equity:
  Preferred stock                                         --             --
  Common stock and capital in excess
     of par value                                      2,324          2,306
  Retained earnings                                    7,683          6,961
                                                     -------        -------
Total stockholders' equity                            10,007          9,267
                                                     -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $14,910        $13,816
                                                     =======        =======

(See Notes to Consolidated Condensed Financial Statements.)

PAGE 4
PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited, in millions)

                                                     Three Months Ended
                                                     ------------------
                                                   Apr. 1,          Apr. 2,
                                                    1995             1994
                                                   -------          -------
Cash flows provided by (used for)
  operating activities:
Net income                                         $   889          $   617
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                         305              233
  Net loss on retirements of property,
    plant and equipment                                 31                6
  Amortization of debt discount                          5                5
  Change in deferred tax assets and liabilities         41                4
  Changes in assets and liabilities:
   (Increase) in accounts receivable                  (362)             (83)
   (Increase) in inventories                          (155)            (151)
   (Increase) in other assets                         (147)             (67)
   Increase in accounts payable                        139               97
   (Decrease) in accrued compensation and benefits    (177)            (205)
   Increase in income taxes payable                    292              101
   Tax benefit from employee stock plans                21               16
   (Decrease) increase in other liabilities           (124)              35
                                                   -------          -------
    Total adjustments                                 (131)              (9)
                                                   -------          -------
Net cash provided by operating activities              758              608
                                                   -------          -------
Cash flows provided by (used for) investment
  activities:
  Additions to property, plant and equipment          (793)           (538)
  Purchases of long-term, available-for-sale
    investments                                        (76)           (239)
  Sales of long-term, available-for-sale investments    44              --
  Maturities and other changes in available-for-sale
    investments, net                                   126              31
                                                   -------         -------
Net cash (used for) investment activities             (699)           (746)

Cash flows provided by (used for) financing
  activities:
  Increase in short-term debt, net                     117              (4)
  Additions to long-term debt                           12              --
  Retirement of long-term debt                          --             (98)
  Proceeds from sales of shares through employee
    stock plans and other                               81              66
  Proceeds from sales of put warrants                   16              10
  Repurchase and retirement of common stock           (150)            (52)
  Payment of dividends to stockholders                 (25)            (21)
                                                   -------         -------
Net cash provided by (used for) financing
  activities                                            51             (99)
                                                   -------         -------
Net increase (decrease) in cash and cash
  equivalents                                      $   110         $  (237)
                                                   =======         =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                        $    25         $    16
   Income taxes                                    $   173         $   233

(See Notes to Consolidated Condensed Financial Statements.)

PAGE 5
PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements

1. The accompanying interim consolidated condensed financial statements of Intel Corporation ("Intel," the "Company" or the "Registrant") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 31, 1994. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.   Interest and other income includes (in millions):

                                      Three Months Ended
                                      ------------------
                                      Apr. 1,     Apr. 2,
                                       1995        1994
                                      -------     -------
     Interest income                   $  74       $  52
     Foreign currency gains                6           4
     Other income                         76          (1)
                                       -----       -----
     Total                             $ 156       $  55
                                       =====       =====

     Other income for the three months ended April 1, 1995 includes $58 million for the settlement of all ongoing litigation with Advanced Micro Devices, Inc. and $23 million from the sale of a portion of the Company's interest in VLSI Technology, Inc.

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

4. As more fully described in the Company's Annual Report, Intel enters into derivative financial instruments to reduce financial market risks. The Company follows accounting policies for these instruments based on the Company's designation as a hedge. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching to underlying transactions. Gains and losses on foreign currency forwards and options that are designated and effective as hedges of anticipated transactions are deferred and recognized in income in the same period as the hedged transactions. Gains and losses on foreign currency forwards, options, and swaps that are designated and effective as hedges of existing transactions are recorded on the balance sheet or recognized in income in the same period as the hedged transactions. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt they hedge. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.

5. During the first quarter of 1995, the Company repurchased and retired 4.0 million shares of Common Stock at an aggregate cost of $150 million. As of April 1, 1995, after reserving shares to cover outstanding put warrants, approximately 30.8 million shares of Common Stock remained available under the repurchase program (total authorization of 110 million shares) authorized by the Board of Directors.


PAGE 6
PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements


6. In a series of private placements during the 1991-1995 period, the Company sold put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company, at a specified price, if the holder exercises the warrant. Activity during the first quarter of 1995 is summarized as follows:

                                                Put Warrants Outstanding
                               Cumulative       ------------------------
                                 Proceeds        Number        Potential
      (In millions)              Received   Of Warrants       Obligation
      ------------------------------------------------------------------

      December 31, 1994             $ 194            25            $ 744
      Sales                            16             7              258
      Expirations                      --            (6)            (181)
                                    -----         -----            -----
      April 1, 1995                 $ 210            26            $ 821
                                    =====         =====            =====

      The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' equity and recorded as Put warrants. The 26 million put warrants outstanding at April 1, 1995 expire on various dates between April 1995 and February 1996 and have exercise prices ranging from $27.50 to $38.12 per share. There is no material dilutive effect on earnings per share for the periods presented.

7. On April 27, 1995 the Board of Directors of Intel Corporation declared a two for one stock split to be effected in the form of a stock distribution payable on June 16, 1995 to stockholders of record as of May 19, 1995. All share and per share amounts reported herein have been adjusted to reflect the effects of this split. In addition, the Board of Directors declared an increased cash dividend (on a post split basis) of $0.04 per share payable on September 1, 1995 to stockholders of record on August 1, 1995.

PAGE 7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - First Quarter of 1995 Compared to First Quarter of 1994
- -------------------------------------------------------------------------------

Revenues for Q1 1995 increased by 34% compared to Q1 1994. Higher volumes of the rapidly ramping Pentium(R) processor family, partially offset by lower prices, and increased sales of associated board level products drove the overall growth in revenues. Revenues from the Intel486(TM) microprocessor family declined due to lower prices and a shift in market demand toward the Company's more advanced microprocessors. Semiconductor products, namely chipsets and flash memory, also showed significant growth between these periods.

Cost of sales rose by 43% from Q1 1994 to Q1 1995, primarily due to increased unit volumes, including higher proportions of board level products. Lower prices for certain microprocessor products also contributed to the decline in gross margin percentage from 58% in Q1 1994 to 55% in Q1 1995.

A significant and growing portion of the Company's revenues, and a majority of its gross margin, are derived from sales of the Pentium processor family. During Q1 1995 revenues from sales of the Pentium processor family exceeded revenues from sales of the Intel486 family of Microprocessors. Sales of the Intel486 microprocessor family represent a significant but declining portion of the Company's revenues and margins.

Research and development expenses and marketing, general and administrative expenses rose by a total of $72 million, or 12%, from Q1 1994 to Q1 1995. Spending for internal microprocessor development programs and personnel-related expenses accounted for most of the increase.

Interest and other income increased by $101 million or 184%. Other income for Q1 1995 included $58 million related to the settlement of litigation with Advanced Micro Devices, Inc. and $23 million from the sale of a portion of Intel's interest in VLSI Technology, Inc. Higher interest rates in Q1 1995 were also a factor in the overall increase in interest and other income.

The slight decrease in interest expense between Q1 1994 and Q1 1995 is the result of higher construction-related interest capitalization, partially offset by higher rates on borrowings.

The Company enters into investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without increasing risk, and enters into forward contracts, options and swaps to hedge currency, market and interest rate exposures. Gains and losses on these instruments are offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either Q1 1994 or Q1 1995.

The provision for taxes grew by $173 million, or 49%, primarily due to increased pretax income and, to a lesser extent, an increase in the effective tax rate from 36.5% for Q1 1994 to 37.2% for Q1 1995. The higher rate for 1995 reflects primarily the diminishing impact of certain tax benefits due to increased profitability.


Financial Condition

The Company's financial condition remains strong. As of April 1, 1995, Intel's portfolio of cash and investments totaled $4.54 billion, essentially unchanged from December 31, 1994. The Company's other sources of liquidity include credit lines and commercial paper borrowing arrangements that exceed $1.7 billion in the aggregate. The Company also retains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under SEC shelf registration statements.

The Company funded most of its investment needs during Q1 1995 with cash generated from operations, which totaled $758 million. Major uses of cash during Q1 1995 included capital spending of $793 million for property plant and equipment, primarily for microprocessor manufacturing capacity.


PAGE 8
Financial Condition (continued)

Inventory levels, particularly work in process, increased significantly during Q1 1995, as the Company replenished inventories written down in Q4 1994 in connection with the floating point divide problem in the Pentium processor.
The increase in accounts receivable over this period is due primarily to strong March billings.

Key financing activities in Q1 1995 included the repurchase of 4.0 million shares of Common Stock for $150 million as part of the Company's authorized stock repurchase program. Subsequent to the end of Q1 1995, the Company repurchased 4 million shares of Common Stock at a total cost of $219 million. Early in Q2 1995, 7.5 million put warrants expired unexercised. As of May 12, 1995, Intel had the potential obligation to repurchase 18.5 million shares of Common Stock at an aggregate cost of $600 million under outstanding put warrants.

Cash flow from operations and available sources of liquidity are considered adequate for planned capital expenditure programs, working capital requirements, quarterly cash dividend payouts, and the maturity on May 15, 1995 of Intel's $187 million zero coupon notes.


Outlook

Future trends for revenue and profitability remain difficult to predict, despite the strong financial results described above. The Company continues to face many risks and uncertainties, including business conditions and growth in the personal computer industry and general economy; competitive factors, such as rival chip architectures, imitative microprocessors, and price pressures; manufacturing capacity; and litigation involving intellectual property.

As part of its strategic goal to double performance at major system price points, the Company may continue to cut microprocessor prices aggressively and systematically. Future distortion of price maturity curves could occur as imitation products enter the market in significant volume or alternative architectures gain market acceptance. The outlook for Pentium processor shipments in 1995 remains dependent on several business factors, including continued success in the manufacturing ramp, availability of other components to build personal computers, and market demand, including microprocessor product mix.

The Company expects gross margin percentage to remain in the low 50's range in Q2 1995. Over the longer term, various factors, including higher unit volumes; changes in product mix; and costs and yield issues associated with initiating production at new factories will continue to affect the amount and variability of cost of sales in future quarters.

The Company recently boosted its 1995 capital investment budget from an earlier estimate of $2.9 billion to $3.2 billion. The Company has increased its planned 1995 capital spending for manufacturing due to anticipated demand growth for the Company's microprocessor products. Spending on strategic marketing and technology development programs is also expected to grow from Q1 1995 to Q2 1995.

Intel believes that it has the product offerings and competitive resources needed for continued success, but precise revenue and profitability trends cannot be predicted at this time.


PAGE 9
PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of legal proceedings.




Item 2.     Changes in Securities

On April 27, 1995 the Board of Directors of Intel Corporation declared a two for one stock split to be effected in the form of a stock distribution payable on June 16, 1995 to stockholders of record as of May 19, 1995. All share and per share amounts reported herein have been adjusted to reflect the effects of this split. In addition, the Board of Directors declared an increased cash dividend (on a post split basis) of $0.04 per share payable on September 1, 1995 to stockholders of record on August 1, 1995.




Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

10.7  Intel Corporation Executive Officer Bonus Plan as amended and restated.

11.1  Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27    Financial Data Schedule.

(b)   Reports on Form 8-K.

      On January 20, 1995, the Registrant filed a report on Form 8-K relating to the settlement of outstanding legal disputes between Intel Corporation and Advanced Micro Devices, Inc.

PAGE 10
                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTEL CORPORATION
                                   (Registrant)





Date:  May 15, 1995                           By:  /s/Andy Bryant
                                                   Andy D. Bryant
                                                   Vice President and
                                                   Chief Financial and
                                                   Principal Accounting Officer