Form 10-Q
period 1995-07-01
INTEL CORP
filed 1995-08-15
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended July 1, 1995

	OR
_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______


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

                                      __N/A__
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes__X__ No_____

                  Shares outstanding of the Registrant's common stock
                                as of July 1, 1995

           Class                                  Outstanding at July 1, 1995
Common Stock, $.001 par value                            823.5 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                          Three Months Ended                    Six Months Ended
                                          ------------------                    ----------------
                                          Jul. 1,    Jul. 2,                    Jul. 1,    Jul. 2,
                                           1995       1994                       1995       1994
                                         --------   --------                   --------   --------
Net revenues                             $ 3,894    $ 2,770                    $ 7,451    $ 5,430
Costs and expenses:
  Cost of sales                            1,805      1,156                      3,414      2,280
  Research and development                   316        279                        610        544
  Marketing, general and
    administrative                           447        363                        834        707
                                         --------   --------                   --------   --------

Operating costs and expenses               2,568      1,798                      4,858      3,531
                                         --------   --------                   --------   --------

Operating income                           1,326        972                      2,593      1,899
Interest expense                             (10)        (9)                       (17)       (20)
Interest and other income, net                83         46                        239        101
                                         --------   --------                   --------   --------

Income before provision for taxes          1,399      1,009                      2,815      1,980

Provision for taxes                          520        369                      1,047        723
                                         --------   --------                   --------   --------

Net income                               $   879    $   640                    $ 1,768    $ 1,257
                                         ========   ========                   ========   ========

Earnings per common and
  common equivalent share                $  0.99    $  0.73                    $  2.01    $  1.43
                                         ========   ========                   ========   ========

Cash dividends declared per
  common share                           $  0.04    $  0.03                    $  0.07     $0.055
                                         ========   ========                   ========   ========

Weighted average number of common
  and common equivalent shares
  outstanding                                888        874                        880        879
                                         ========   ========                   ========   ========


(See Notes to Consolidated Condensed Financial Statements.)

PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation
Consolidated Condensed Balance Sheets                               Jul. 1,            Dec. 31,
(in millions)                                                        1995                1994
                                                                   --------            --------
                                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 1,023             $ 1,180
  Short-term investments                                               965               1,230
  Accounts receivable, net                                           2,884               1,978
  Inventories:
    Raw materials                                                      556                 345
    Work in process                                                    619                 528
    Finished goods                                                     352                 296
                                                                   --------            --------

                                                                     1,527               1,169
                                                                   --------            --------

  Deferred tax assets                                                  474                 552
  Other current assets                                                 131                  58
                                                                   --------            --------

Total current assets                                                 7,004               6,167
                                                                   --------            --------

Property, plant and equipment, at cost                               9,977               8,516
Less:  Accumulated depreciation                                     (3,657)             (3,149)
                                                                   --------            --------

Property, plant and equipment, net                                   6,320               5,367
Long-term investments                                                1,920               2,127
Other assets                                                           229                 155
                                                                   --------            --------

TOTAL ASSETS                                                       $15,473             $13,816
                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                  $   507             $   517
  Accounts payable                                                     736                 575
  Accrued compensation and benefits                                    540                 588
  Other accrued liabilities                                            556                 646
  Deferred income on shipments to distributors                         294                 269
  Income taxes payable                                                 740                 429
                                                                   --------            --------
Total current liabilities                                            3,373               3,024
                                                                   --------            --------
Long-term debt                                                         411                 392
Deferred tax liabilities                                               422                 389
Put warrants                                                           600                 744
Stockholders' equity:
  Preferred stock                                                       --                  --
  Common stock and capital in excess
     of par value                                                    2,395               2,306
  Retained earnings                                                  8,272               6,961
                                                                   --------            --------
Total stockholders' equity                                          10,667               9,267
                                                                   --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $15,473             $13,816
                                                                   ========            ========

(See Notes to Consolidated Condensed Financial Statements.)

PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited, in millions)

                                                                      Six Months Ended
                                                                      ----------------
                                                                 Jul. 1,             Jul. 2,
                                                                  1995                1994
                                                                --------            --------
Cash flows provided by (used for) operating activities:
Net income                                                      $ 1,768             $ 1,257
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                      622                 473
  Net loss on retirements of property, plant and equipment           39                  18
  Amortization of debt discount                                       9                   9
  Change in deferred tax assets and liabilities                     111                   3
  Changes in assets and liabilities:
   (Increase) in accounts receivable                               (906)               (140)
   (Increase) in inventories                                       (358)               (359)
   (Increase) in other assets                                      (147)                (52)
   Increase in accounts payable                                     161                 116
   (Decrease) in accrued compensation and benefits                  (48)               (110)
   Increase in income taxes payable                                 311                   7
   Tax benefit from employee stock plans                             69                  26
   (Decrease) increase in other liabilities                         (73)                113
                                                                --------            --------
    Total adjustments                                              (210)                104
                                                                --------            --------

Net cash provided by operating activities                         1,558               1,361
                                                                --------            --------
Cash flows provided by (used for) investment activities:
  Additions to property, plant and equipment                     (1,614)             (1,141)
  Purchases of long-term, available-for-sale investments            (98)               (634)
  Sales of long-term, available-for-sale investments                 44                   9
  Maturities and other changes in available-for-sale
    investments, net                                                536                 263
                                                                --------            --------
Net cash (used for) investment activities                        (1,132)             (1,503)

Cash flows provided by (used for) financing activities:
  (Decrease) in short-term debt, net                                (19)                (30)
  Additions to long-term debt                                        --                  38
  Retirement of long-term debt                                       --                 (98)
  Proceeds from sales of shares through employee
    stock plans and other                                           120                  79
  Proceeds from sales of put warrants                                16                  65
  Repurchase and retirement of common stock                        (650)               (517)
  Payment of dividends to stockholders                              (50)                (42)
                                                                --------            --------
Net cash (used for) financing activities                           (583)               (505)
                                                                --------            --------
Net (decrease) in cash and cash equivalents                     $  (157)            $  (647)
                                                                ========            ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                     $    50             $    31
   Income taxes                                                 $   556             $   687

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

2.     Interest and other income includes (in millions):

                                         Three Months Ended                     Six Months Ended
                                         ------------------                     ----------------
                                        Jul. 1,      Jul. 2,                   Jul. 1,     Jul. 2,
                                         1995         1994                      1995        1994
                                        -------      -------                   -------     -------
        Interest income                  $  75        $  44                     $ 149       $  96
        Foreign currency gains               4            3                        10           7
        Other income (loss)                  4           (1)                       80          (2)
                                        -------      -------                   -------     -------
        Total                            $  83        $  46                     $ 239       $ 101
                                        =======      =======                   =======     =======

Other income for the six months ended July 1, 1995 includes $58 million for the settlement of all ongoing litigation with Advanced Micro Devices, Inc. and $23 million from the sale of a portion of the Company's interest in VLSI Technology, Inc.

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

4. As more fully described in the Company's Annual Report, Intel enters into derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency, equity market and interest rate exposures of underlying assets, liabilities and other obligations. The Company follows accounting policies for these instruments based on the Company's designation as a hedging transaction. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching to underlying transactions. Gains and losses on foreign currency forwards and options that are designated and effective as hedges of anticipated transactions are deferred and recognized in income in the same period as the hedged transactions. Gains and losses on foreign currency forwards, options, and swaps that are designated and effective as hedges of existing transactions are recorded on the balance sheet or recognized in income in the same period as the hedged transactions. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt they hedge. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.

5.     During the second quarter of 1995, the Company repurchased and retired
       9.0 million shares of Common Stock at an aggregate cost of $500 million. As of July 1, 1995, after reserving shares to cover outstanding put warrants, approximately 29.3 million shares of Common Stock remained available under the repurchase program (total authorization of 110 million shares) authorized by the Board of Directors.

Intel Corporation, Notes to Consolidated Condensed Financial Statements


6. In a series of private placements during the 1991-1995 period, the Company sold put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company, at a specified price, if the holder exercises the warrant. Activity during the first half of 1995 is summarized as follows:

                                                              Put Warrants Outstanding
                                                              ------------------------
                                Cumulative Proceeds          Number           Potential
        (In millions)                Received             of Warrants        Obligation
        -------------------------------------------------------------------------------
        December 31, 1994            $ 194                     25               $ 744
        Sales                           16                      7                 258
        Expirations                     --                     (6)               (181)
                                     ------                  ------             ------
        April 1, 1995                  210                     26                 821
        Expirations                     --                     (8)               (221)
                                     ------                  ------             ------
        July 1, 1995                 $ 210                     18               $ 600
                                     ======                  ======             ======

The amount related to the Company's potential buyback obligation has been reclassified from stockholders' equity and recorded as put warrants. The 18 million put warrants outstanding at July 1, 1995 expire on various dates between July 1995 and February 1996 and have exercise prices ranging from $27.50 to $38.12 per share. There is no material dilutive effect on earnings per share for the periods presented.

7. On April 27, 1995 the Board of Directors of Intel Corporation declared a two for one stock split effected in the form of a stock distribution paid on June 16, 1995 to stockholders of record as of May 19, 1995. All share and per share amounts reported herein have been adjusted to reflect the effects of this split. In addition, the Board of Directors declared an increased cash dividend (on a post split basis) of $0.04 per share payable on September 1, 1995 to stockholders of record on August 1, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Second Quarter of 1995 Compared to
                        Second Quarter of 1994

Revenues for Q2 1995 increased by 41% compared to Q2 1994. Higher volumes of the rapidly ramping Pentium(R) processor family, partially offset by lower prices, and increased sales of associated board level products drove the overall growth in revenues. Revenues from the Intel486(TM) microprocessor family declined due to lower prices and a shift in market demand toward the Company's more advanced microprocessors. Chipsets and flash memory also showed significant growth between these periods.

Cost of sales rose by 56% from Q2 1994 to Q2 1995, primarily due to increased unit volumes, including higher proportions of board level products. Lower prices for certain microprocessor products, as well as the higher proportion of board products sold, contributed to the decline in gross margin percentage from 58% in Q2 1994 to 54% in Q2 1995.

A significant and growing portion of the Company's revenues, and a majority of its gross margin, are derived from sales of the Pentium processor family. During Q2 1995 revenues from sales of the Pentium processor family exceeded revenues from sales of the Intel486 family of Microprocessors. Sales of the Intel486 microprocessor family represent a significant but declining portion of the Company's revenues and margins.

Research and development expenses and marketing, general and administrative expenses rose by a total of $121 million, or 19%, from Q2 1994 to Q2 1995. Spending for internal microprocessor development programs and personnel-related expenses accounted for most of the increase.

Interest and other income increased by $37 million due primarily to higher average interest rates.

The slight increase in interest expense between Q2 1994 and Q2 1995 is primarily the result of higher average borrowing balances, offset by higher construction related interest capitalization.

The Company enters into investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and enters into forward contracts, options and swaps to hedge currency, market and interest rate exposures. Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either Q2 1994 or Q2 1995.

The provision for taxes grew by $151 million, or 41%, primarily due to increased pretax income and, to a lesser extent, an increase in the effective tax rate from 36.5% for Q2 1994 to 37.2% for Q2 1995. The higher rate for 1995 reflects primarily the diminishing impact of certain tax benefits due to increased profitability.

Results of Operations - First Half of 1995 Compared to First Half of 1994

Revenues for the first half of 1995 increased by 37% compared to the first half of 1994. Higher volumes of the rapidly ramping Pentium processor family, partially offset by lower prices, and increased sales of associated board level products drove the overall growth in revenues. Revenues from the Intel486 microprocessor family declined due to lower prices and a shift in market demand toward the Company's more advanced microprocessors. Chipsets and flash memory also showed significant growth between these periods.

Cost of sales rose by 50% from the first half of 1994 to the first half of 1995, primarily due to increased unit volumes, including higher proportions of board level products. Lower prices for certain microprocessor products, as well as the higher proportion of board products sold, contributed to the decline in gross margin percentage from 58% for the first half of 1994 to 54% for the first half of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - First Half of 1995 Compared to First Half of 1994
                        (continued)

A significant and growing portion of the Company's revenues, and a majority of its gross margin, are derived from sales of the Pentium processor family. During the first half of 1995 revenues from sales of the Pentium processor family exceeded revenues from sales of the Intel486 family of Microprocessors. Sales of the Intel486 microprocessor family represent a significant but declining portion of the Company's revenues and margins.

Research and development expenses and marketing, general and administrative expenses rose by a total of $193 million, or 15%, from the first half of 1994 to the first half of 1995. Spending for internal microprocessor development programs and personnel-related expenses accounted for most of the increase.

Interest and other income increased by $138 million or 137%. Other income for Q1 1995 included $58 million related to the settlement of litigation with Advanced Micro Devices, Inc. and $23 million from the sale of a portion of Intel's interest in VLSI Technology, Inc. Higher interest rates in 1995 were also a factor in the overall increase in interest and other income.

The decrease in interest expense between the first half of 1994 and the first half of 1995 is the result of higher construction-related interest capitalization and offset by higher average borrowing balances.

The Company enters into investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and enters into forward contracts, options and swaps to hedge currency, market and interest rate exposures.
Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either the first half of 1994 or the first half of 1995.

The provision for taxes grew by $324 million, or 45%, primarily due to increased pretax income and, to a lesser extent, an increase in the effective tax rate from 36.5% for the first half of 1994 to 37.2% for the first half of 1995. The higher rate for 1995 reflects primarily the diminishing impact of certain tax benefits due to increased profitability.

FINANCIAL CONDITION

The Company's financial condition remains strong. As of July 1, 1995, Intel's portfolio of cash and investments totaled $3.9 billion, down from $4.5 billion at December 31, 1994. The Company's other sources of liquidity include credit lines and commercial paper borrowing arrangements that exceed $1.7 billion in the aggregate. The Company also retains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under SEC shelf registration statements.

The Company funded most of its investment needs during the first half of 1995 with cash generated from operations, which totaled $1.56 billion. Major uses of cash during the first half of 1995 included capital spending of $1.61 billion for property plant, and equipment, primarily for microprocessor manufacturing capacity.

Inventory levels, particularly raw material and work in process, increased significantly during the first half of 1995, as the Company replenished inventories written down in Q4 1994 in connection with the floating point divide problem in the Pentium processor. The increase in accounts receivable over this period is due primarily to strong June billings. During the period from January 1 to July 1, 1995, the Company experienced an increase in its concentration of credit risk due to increasing trade receivables derived from sales to manufacturers of micro-computer systems. No single customer accounted for 10% or more of net revenues during the three and six month period ended July 1, 1995. The Company's 10 largest customers accounted for approximately 49% and 47% of net revenues for the three and six month periods ended July 1, 1995, respectively. At July 1, 1995, these customers accounted for approximately 47% of net accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION (continued)

Key financing activities in the first half of 1995 included the repurchase of 13 million shares of Common Stock for $650 million as part of the Company's authorized stock repurchase program (9 million shares in Q2 1995 for $500 million). Subsequent to the end of Q2 1995, the Company repurchased 3.9 million shares of Common Stock at a total cost of $259 million. Early in Q3 1995, 7.5 million put warrants expired unexercised. As of August 9, 1995, Intel had the potential obligation to repurchase 17.5 million shares of Common Stock at an aggregate cost of $794 million under outstanding put warrants. As of August 9, 1995, 26.4 million shares remained available for repurchase under the repurchase authorization, after reserving shares to cover outstanding put warrants. In addition, during the quarter, the Company redeemed the $187 million in face value of zero coupon notes which matured May 15, 1995.

Management considers cash flow from operations and available sources of liquidity to be adequate for planned capital expenditure programs, working capital requirements and quarterly cash dividend payouts.

OUTLOOK

Future trends for revenue and profitability remain difficult to predict, despite the strong financial results described above. The Company continues to face many risks and uncertainties, including business conditions and growth in the personal computer industry and general economy; competitive factors, such as rival chip architectures, imitative microprocessors, and price pressures; risk of non-payment of accounts receivable due to the increased concentration; manufacturing capacity; and litigation involving intellectual property. Management continues to monitor orders and the substantial and growing accounts receivable balances with its largest customers.

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

The Company expects gross margin percentage to remain in the low 50's range in Q3 1995. Over the longer term, various factors, including higher unit volumes; changes in product mix; and costs and yield issues associated with initiating production at new factories will continue to affect the amount and variability of cost of sales in future quarters.

The Company recently increased its 1995 capital investment budget from an earlier estimate of $3.2 billion to $3.5 billion. The Company has increased its planned 1995 capital spending for manufacturing due to anticipated demand growth for the Company's microprocessor products. Spending on strategic marketing and technology development programs is also expected to grow from Q2 1995 to Q3 1995.

Intel believes that it has the product offerings and competitive resources needed for continued success, but precise revenue and profitability trends cannot be predicted at this time.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of the following legal proceeding:

CONSUMER CLASS ACTION SUITS
Machtinger vs. Intel, Cook Co. Circuit Court, IL (94-C-7300)
Anthony Uzzo & Co. vs. Intel, Santa Clara Co. Superior Court (CV745729) Liberty Bell Equip. vs. Intel, Santa Clara Co. Superior Court (CV745803) Sloane vs. Intel, Santa Clara Co. Superior Court (CV745876)
Klein vs. Intel, Santa Clara Co. Superior Court (CV745895)
Scalzo vs. Intel, Santa Clara Co. Superior Court (CV745924)
Rep. Electronic Products vs. Intel and Dell,
Wayne Co. Circuit Court, MI (94-435132CK)
Fingold vs. Intel, Santa Clara Co. Superior Court (CV746031)
Lees et al vs. Intel, Camden Co. Superior Court, NJ (L 11508 94)
Kurtz, Orman vs. Intel, Santa Clara Co. Superior Court (CV746116)
Data Technology Services vs. Intel, U.S.D.C., Dist. of CO (94-N-2886) Carney vs. Intel, Santa Clara Co. Superior Court (CV746128)


On June 22, 1995, the court approved the substantive provisions of the previously-entered settlement and reserved judgment on an attorneys' fees issue. The settlement becomes final once the appeal period has run or any appeals have been decided.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intel Corporation's Annual Meeting of Stockholders held on April 28, 1995, the following proposals were adopted or rejected by the margins indicated. Due to the fact that the vote was held prior to the effective date of the two for one stock split, the following results are presented on a pre-split basis.

                                                                   NUMBER OF SHARES
                                                                   ----------------
                                                          VOTED FOR                WITHHELD
                                                          ---------                --------
1. To elect a board of directors to hold office
   until the next annual meeting of stockholders
   and until their respective successors, if any,
   have been elected or appointed.

              C. Barrett                                  360,965,257               463,914
              W. Chen                                     360,971,261               457,910
              A. Grove                                    360,969,578               459,593
              J. Guzy                                     360,968,272               460,898
              G. Moore                                    360,981,161               448,010
              M. Palevsky                                 360,883,075               546,096
              A. Rock                                     360,975,864               453,306
              J. Shaw                                     360,982,236               446,935
              L. Vadasz                                   360,969,538               459,632
              D. Yoffie                                   360,954,248               474,923
              C. Young                                    360,969,438               459,733

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

                                                                     Number of Shares
                                               Voted For     Voted Against      Abstained       No Vote
                                               ---------     -------------      ---------       -------
2.  To ratify the appointment of the
    accounting firm of Ernst & Young, LLP
    as independent auditors for the Company
    for the current year.                    360,634,257           266,146        528,768             0

3.  To approve the amendment and
    restatement of the Company's
    Executive Officer Bonus Plan.            334,027,571        14,182,363      2,010,256    11,208,980

4.  To take action on a stockholder proposal
    requesting that the Company institute
    an executive compensation review in
    addition to the current review.           11,537,063       298,897,737      5,918,469    45,075,901

5.  To take action on a stockholder proposal
    requesting that the Company formally
    adopt a policy allowing third parties and
    community organizations to perform
    inspections of the Company's facilities
    and assess the Company's management
    of environmental, health and safety
    issues.                                  14,155,944       277,689,983     24,508,342    45,724,901

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1 First Amendment dated July 19, 1995 to Intel Corporation 1984 Stock Option as amended and restated effective May 4, 1994.

11.1    Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27      Financial Data Schedule.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTEL CORPORATION
                              (Registrant)





Date:  August 10, 1995                             By: \s\ Andy D. Bryant
                                                   ----------------------------
                                                   Andy D. Bryant
                                                   Vice President and
                                                   Chief Financial and
                                                   Principal Accounting Officer