Form 10-Q
period 1995-09-30
INTEL CORP
filed 1995-11-14
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

                                     OR
_____  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from _____ to _____


                        Commission File Number  0-6217


                              INTEL CORPORATION
          (Exact name of Registrant as specified in its charter)

           Delaware                                             94-1672743
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


2200 Mission College Boulevard, Santa Clara, California         95052-8119
-------------------------------------------------------         ----------
         (Address of principal executive offices)               (Zip Code)

                               (408) 765-8080
                               --------------
            (Registrant's telephone number, including area code)

                                  __N/A__
          (Former name, former address, and former fiscal year, if
                        changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

             Shares outstanding of the Registrant's common stock:

           Class                              Outstanding at September 30, 1995
Common Stock, $.001 par value                           821.2 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                   Three Months Ended       Nine Months Ended
                                  Sept. 30,    Oct. 1,     Sept. 30,    Oct. 1,
                                    1995        1994         1995        1994
                                  --------    --------     --------    --------
Net revenues                       $ 4,171     $ 2,863      $11,622     $ 8,293
Costs and expenses:
  Cost of sales                      2,008       1,273        5,422       3,553
  Research and development             334         282          944         826
  Marketing, general and
    administrative                     440         338        1,274       1,045
                                   -------     -------      -------     -------

Operating costs and expenses         2,782       1,893        7,640       5,424
                                   -------     -------      -------     -------

Operating income                     1,389         970        3,982       2,869
Interest expense                        (7)        (16)         (24)        (36)
Interest and other income, net         101          84          340         185
                                   -------     -------      -------     -------

Income before provision for taxes    1,483       1,038        4,298       3,018

Provision for taxes                    552         379        1,599       1,102
                                   -------     -------      -------     -------

Net income                         $   931     $   659      $ 2,699     $ 1,916
                                   =======     =======      =======     =======

Earnings per common and
  common equivalent share          $  1.05     $   .76      $  3.06     $  2.19
                                   =======     =======      =======     =======

Cash dividends declared per
  common share                     $  0.04     $  0.03      $  0.11     $ 0.085
                                   =======     =======      =======     =======

Weighted average number of common
  and common equivalent shares
  outstanding                          889         868          883         876
                                   =======     =======      =======     =======

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Balance Sheets                 Sept. 30,       Dec. 31,
(in millions)                                           1995            1994
                                                      --------        --------
                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $ 1,327        $ 1,180
  Short-term investments                                    627          1,230
  Accounts receivable, net                                3,361          1,978
  Inventories:
    Raw materials                                           808            345
    Work in process                                         653            528
    Finished goods                                          649            296
                                                       --------       --------
                                                          2,110          1,169
                                                       --------       --------

  Deferred tax assets                                       437            552
  Other current assets                                      162             58
                                                       --------       --------

Total current assets                                      8,024          6,167
                                                       --------       --------
Property, plant and equipment, at cost                   10,881          8,516
Less:  Accumulated depreciation                          (3,980)        (3,149)
                                                       --------       --------
Property, plant and equipment, net                        6,901          5,367
Long-term investments                                     1,827          2,127
Other assets                                                250            155
                                                       --------       --------
TOTAL ASSETS                                            $17,002        $13,816
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                       $   927        $   517
 Accounts payable                                           941            575
 Accrued compensation and benefits                          630            588
  Other accrued liabilities                                 513            646
  Deferred income on shipments to distributors              265            269
  Income taxes payable                                      886            429
                                                       --------       --------

Total current liabilities                                 4,162          3,024
Long-term debt                                              401            392
Deferred tax liabilities                                    459            389
Put warrants                                                854            744
Stockholders' equity:
  Preferred stock                                            --             --
  Common stock and capital in excess
     of par value                                         2,449          2,306
  Retained earnings                                       8,677          6,961
                                                       --------       --------

Total stockholders' equity                               11,126          9,267
                                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $17,002        $13,816
                                                       ========       ========

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited, in millions)

                                                             Nine Months Ended
                                                            Sept. 30,   Oct. 1,
                                                              1995       1994
                                                            --------   --------
Cash flows provided by (used for) operating activities:
Net income                                                   $ 2,699    $ 1,916
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                   985        746
  Net loss on retirements of property, plant and equipment        51         26
  Amortization of debt discount                                    9         16
  Change in deferred tax assets and liabilities                  185          3
  Changes in assets and liabilities:
   (Increase) in accounts receivable                          (1,383)      (461)
   (Increase) in inventories                                    (941)      (540)
   (Increase) in other assets                                   (199)      (121)
   Increase in accounts payable                                  366         73
   Increase (decrease) in accrued compensation and benefits       42        (35)
   Increase in income taxes payable                              457          2
   Tax benefit from employee stock plans                          94         50
   Increase (decrease) in other liabilities                     (145)       176
                                                             -------    -------
    Total adjustments                                           (479)       (65)

Net cash provided by operating activities                      2,220      1,851
                                                             -------    -------

Cash flows provided by (used for) investment activities:
  Additions to property, plant and equipment                  (2,570)    (1,681)
  Purchases of long-term, available-for-sale investments         (98)      (868)
  Sales of long-term, available-for-sale investments              44          9
  Maturities and other changes in available-for-sale
    investments, net                                             961        534
                                                             -------    -------

Net cash (used for) investment activities                     (1,663)    (2,006)

Cash flows provided by (used for) financing activities:
  Increase in short-term debt, net                               397         64
  Additions to long-term debt                                     --        127
  Retirement of long-term debt                                    --        (98)
  Proceeds from sales of shares through employee
    stock plans and other                                        183        139
  Proceeds from sales of put warrants                             64         65
  Repurchase and retirement of common stock                     (971)      (546)
  Redemption of common stock purchase rights                      --         (2)
  Payment of dividends to stockholders                           (83)       (67)
                                                             -------    -------
Net cash (used for) financing activities                        (410)      (318)
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents         $   147    $  (473)
                                                             =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                  $    67    $    45
   Income taxes                                              $   863    $ 1,047

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

2.     Interest and other income includes (in millions):

                           Three Months Ended             Nine Months Ended
                          Sept. 30,    Oct. 1,           Sept. 30,    Oct. 1,
                            1995        1994               1995        1994
                          --------   --------            --------   --------
Interest income             $ 61       $ 59                $210        $155
Foreign currency gains         8          3                  18          10
Other income, net             32         22                 112          20
                            ----       ----                ----        ----
Total                       $101       $ 84                $340        $185
                            ====       ====                ====        ====

Other income for the nine months ended September 30, 1995 includes approximately $58 million from the settlement of all ongoing litigation with
Advanced Micro Devices, Inc. and $23 	million from the sale of a portion of the
Company's interest in VLSI Technologies, Inc., both occurring in the first quarter of 1995, and $37 million from the sale of a portion of the Company's interest in Altera Corporation, in the third quarter of 1995.

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

4. As more fully described in the Company's Annual Report, Intel enters into derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency, equity market and interest rate exposures of underlying assets, liabilities and other obligations. The Company follows accounting policies for these instruments based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include effectiveness in risk reduction and one-to-one matching to underlying transactions. Gains and losses on foreign currency forwards and options that are designated and effective as hedges of anticipated transactions are recorded on the balance sheet and recognized in income in the same period as the underlying transactions are settled. Gains and losses on foreign currency forwards, options, and swaps that are designated and effective as hedges of existing transactions are recorded on the balance sheet and recognized in income in the same period as the underlying transactions are settled. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt they hedge. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.

Intel Corporation, Notes to Consolidated Condensed Financial Statements

5.     During the third quarter of 1995, the Company repurchased and retired
4.9 million shares of Common Stock at an aggregate cost of $321 million. As of September 30, 1995, after reserving shares to cover outstanding put warrants, approximately 24.4 million shares of Common Stock remained available under the repurchase program (total authorization of 110 million shares) authorized by the Board of Directors.

6. In a series of private placements during the 1991-1995 period, the Company sold put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company, at a specified price, if the holder exercises the warrant. Activity during the first three quarters of 1995 is summarized as follows:

                                                 Put Warrants Outstanding
                                                 ------------------------
                    Cumulative Proceeds       Number           Potential
(In millions)            Received          Of Warrants        Obligation
-------------------------------------------------------------------------
December 31, 1994         $ 194                 25              $ 744
Sales                        16                  7                258
Expirations                  --                 (6)              (181)
                          -----              -----              -----
April 1, 1995               210                 26                821
Expirations                  --                 (8)              (221)
                          -----              -----              -----
July 1, 1995                210                 18                600
Sales                        48                  7                475
Expirations                  --                 (7)              (221)
                          -----              -----              -----
September 30, 1995        $ 258                 18              $ 854
                          =====              =====              =====


The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as put warrants. The 18 million put warrants outstanding at September 30, 1995 expire on various dates between October 1995 and August 1996 and have exercise prices ranging from $30.00 to $68.38 per share. There is no material dilutive effect on earnings per share for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THIRD QUARTER OF 1995 COMPARED TO THIRD QUARTER OF 1994

Revenues for Q3 1995 increased by 46% compared to Q3 1994. Higher volumes of the rapidly ramping Pentium(R) processor family, partially offset by lower prices, and increased sales of related board level products drove the overall growth in revenues. Revenues from the Intel486(TM) microprocessor family declined substantially, primarily due to a major shift in market demand toward the Company's more advanced microprocessors. Chipsets and flash memory also showed significant revenue growth between these periods.

Cost of sales rose by 58% from Q3 1994 to Q3 1995, primarily due to increased unit volumes, including higher proportions of Pentium processor board level products. Gross margin declined from 56% in Q3 1994 to 52% in Q3 1995 due primarily to an increase in the ratio of board level product shipments to microprocessor shipments. The increase in the ratio was driven by the decline in unit shipments of the Intel486 microprocessor family from Q3 1994 to Q3 1995, as a very low percentage of the Intel486 microprocessors were shipped on boards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A majority and growing portion of the Company's revenues, and a substantial majority of its gross margin, are derived from sales of the Pentium processor family including related mother board products. During Q3 1995, revenues and units shipped from sales of the Pentium processor family exceeded revenues and units shipped from sales of the Intel486 family of microprocessors. Sales of the Intel486 microprocessor family represented a rapidly declining portion of the Company's revenues and margins for Q3 1995.

Research and development expenses and marketing, general and administrative expenses rose by a total of $154 million, or 25%, from Q3 1994 to Q3 1995. Spending for internal product and process development programs, personnel related spending, Intel Inside(R), advertising and marketing expenses accounted for most of the increase.

Interest and other income for Q3 1995 increased by $17 million over the prior year due primarily to the pre-tax gain of $37 million from the sale of Altera Corporation stock in Q3 1995 compared to the Q3 1994 insurance settlement of $18 million.

The $9 million decrease in interest expense between Q3 1994 and Q3 1995 is primarily the result of lower weighted average borrowing balances and higher construction related interest capitalization.

The Company enters into investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and enters into forward contracts, options and swaps to hedge currency, market and interest rate exposures. Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either Q3 1994 or Q3 1995 from hedging activities.

The provision for taxes grew by $173 million, or 46%, primarily due to increased pretax income and, to a lesser extent, an increase in the effective tax rate from 36.5% for Q3 1994 to 37.2% for Q3 1995. The higher rate for 1995 reflects primarily the diminishing impact of certain tax benefits due to increased profitability.


RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 1995 COMPARED TO FIRST NINE MONTHS OF 1994

Revenues for the first nine months of 1995 increased by 40% compared to the first nine months of 1994. Higher volumes of the rapidly ramping Pentium processor family, partially offset by lower prices, and increased sales of associated board level products drove the overall growth in revenues. Revenues from the Intel486 microprocessor family declined due a significant shift in market demand toward the Company's Pentium microprocessors and lower Intel486 prices. Chipsets and flash memory also showed significant revenue growth between these periods.

Cost of sales rose by 53% from the first nine months of 1994 to the first nine months of 1995, primarily due to increased unit volumes, including higher proportions of board level products. Lower prices for certain microprocessor products, as well as the higher proportion of board products sold, contributed to the decline in gross margin percentage from 57% for the first nine months of 1994 to 53% for the first nine months of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 1995 COMPARED TO FIRST NINE MONTHS OF 1994 (CONTINUED)

A majority of the Company's revenues and gross margin were derived from sales of the Pentium processor family including related mother board products. During the first nine months of 1995, revenues from sales of the Pentium processor family exceeded revenues from sales of the Intel486 microprocessor family. Sales of the Intel486 microprocessor family represented a significant but rapidly declining portion of the Company's revenues and margins for the nine month period ended September 30, 1995.

Research and development expenses and marketing, general and administrative expenses rose by a total of $347 million, or 19%, from the first nine months of 1994 to the first nine months of 1995. Spending for internal product and process development programs, personnel related spending, Intel Inside, advertising and marketing expenses accounted for most of the increase.

Interest and other income increased by $155 million or 84%. Other income for the first nine months of 1995 included $58 million related to the settlement of litigation with Advanced Micro Devices, Inc., and $23 million and $37 million from the sale of a portion of Intel's equity interest in both VLSI Technology, Inc. and Altera Corporation, respectively.

The decrease in interest expense from the first nine months of 1994 to the first nine months of 1995 is the result of higher construction-related interest capitalization and lower weighted average borrowing balances.

The Company enters into investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and enters into forward contracts, options and swaps to hedge currency, market and interest rate exposures. Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either the first nine months of 1994 or the first nine months of 1995.

The provision for taxes grew by $497 million, or 45%, primarily due to increased pretax income and, to a lesser extent, an increase in the effective tax rate from 36.5% for the first nine months of 1994 to 37.2% for the first nine months of 1995. The higher rate for 1995 reflects primarily the diminishing impact of certain tax benefits due to increased profitability.


Financial Condition

The Company's financial condition remains strong. As of September 30, 1995, Intel's portfolio of cash and investments totaled $3.8 billion, down from $4.5 billion at December 31, 1994, as the Company has continued to pursue its stock buyback and capital investment programs. The Company's other sources of liquidity include credit lines and commercial paper borrowing arrangements that exceed $1.7 billion in the aggregate. The Company also retains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under SEC shelf registration statements.

The Company funded most of its investment needs during the first nine months of 1995 with cash generated from operations, which totaled $2.22 billion. Major uses of cash during the first nine months of 1995 included capital spending of $2.57 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Inventory levels, particularly raw material and finished goods, increased significantly during the first nine months of 1995, primarily attributable to the ramping of production in Q3 1995 to meet expected Q4 1995 demand and to a lesser extent, the write down of inventories in Q4 1994 in connection with the floating point divide problem in the Pentium processor. The increase in accounts receivable over this period is due primarily to strong September billings. During the period from January 1 to September 30, 1995, the Company experienced an increase in its concentration of credit risk due to increasing trade receivables from sales to manufacturers of micro-computer systems. One customer accounted for 10 percent of net revenues during the three month period ended September 30, 1995. No single customer accounted for 10 percent or more of net revenues during the nine month period ended September 30, 1995. The Company's five largest customers accounted for approximately 35% and 34% of net revenues for the three and nine month periods ended September 30, 1995, respectively. At September 30, 1995, these customers accounted for approximately 38% of net accounts receivable.

Key financing activities in the first nine months of 1995 included the repurchase of 18 million shares of Common Stock for $971 million as part of the Company's authorized stock repurchase program (4.9 million shares in Q3 1995 for $321 million). Early in Q4 1995, the Company issued 2 million put warrants, repurchased 5.5 million put warrants at a slight premium and 2 million put warrants expired unexercised. As of November 10, 1995, Intel had the potential obligation to repurchase 13 million shares of Common Stock at an aggregate cost of $724 million under outstanding put warrants. As of November 10, 1995, 29.9 million shares remained available for repurchase under the repurchase authorization, after reserving shares to cover outstanding put warrants.

Management considers cash flow from operations and available sources of liquidity to be adequate for planned capital expenditure programs including the recently announced expansion of three international manufacturing sites, working capital requirements and quarterly cash dividend payouts.


Outlook

Future trends for revenue and profitability remain difficult to predict, despite the strong financial results described above. The Company continues to face many risks and uncertainties, including: business conditions and growth in the personal computer industry and general economy; competitive factors, such as rival chip architectures, software compatible microprocessors, and price pressures; availability of third party component products at reasonable prices; risk of nonpayment of accounts receivable or customer loans; manufacturing capacity; risk of inventory obsolescence due to shifts in market demand; timing of software industry product introductions; and litigation involving intellectual property.

Management continues to monitor orders and the substantial and growing accounts receivable balances with its largest customers. In particular, the Company is closely monitoring the accounts receivable balance of one of its five largest customers, due to a significant increase in the days outstanding of its receivable balance, and has converted part of this customer's receivable balance to a loan. This customer accounted for less than 10% of the Company's net revenues for the three and nine month periods ended September 30, 1995 and the amount receivable from this customer represented approximately 14% of accounts receivable, net at September 30, 1995.

Intel's strategy continues to be to develop the highest performance microprocessors and bring them to market in volume. The microprocessor industry has always been and remains competitive. The Company may continue to cut microprocessor prices aggressively and systematically to bring its technology to market, depending in part on whether software compatible microprocessors enter the market in significant volume or alternative architectures gain market acceptance. The outlook for Pentium processor shipments in 1995 remains dependent on several business factors, including continued success in the manufacturing ramp, availability of other components to build personal computers and market demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

Microprocessor margins have been relatively stable over the last few years and the current business model supports a gross margin remaining in the low 50's. However, an increase in board demand could cause gross margins to drop to the high 40's. Various factors, including changes in product mix, higher unit volumes, and costs and yield issues associated with initiating production at new factories will continue to affect the amount of cost of sales and variability of gross margin in future quarters.

The Company plans to invest a total of $3.5 billion for property, plant and equipment in 1995. In response to existing and anticipated demand for microprocessor and related products, capital spending for increased manufacturing capacity is expected to remain high for the foreseeable future. The Company recently announced expansion of three international manufacturing sites for an advanced logic wafer fabrication plant, flash memory wafer fabrication plant, and a computer board factory at a total cost of over $3 billion over the next three years. Spending on strategic marketing and technology development programs is also expected to grow from Q3 1995 to Q4 1995.

Intel believes that it has the product offerings and competitive resources needed for continued success, but future revenue, costs, margins, product mix and profits are all influenced by a number of factors, which are inherently uncertain and therefore remain difficult to predict.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A.     Litigation

Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and Item 1. Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 for a description of legal proceedings.






Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

11.1    Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27      Financial Data Schedule.

(b)     Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION
(Registrant)





Date:  November 14, 1995                  By:/s/ Andy D. Bryant
                                             ------------------
                                             Andy D. Bryant
                                             Vice President and
                                             Chief Financial and
                                             Principal Accounting Officer