Form 10-K
period 1995-12-30
INTEL CORP
filed 1996-03-29
CIK 50863

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
            For the fiscal year ended December 30, 1995, OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from ___________to___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                Aggregate market value of voting stock held by non-affiliates of the registrant as of February 24, 1996

                              $46.67 billion

   821.2 million shares of Common Stock outstanding as of February 24, 1996

                   DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Stockholders for fiscal year ended December 30, 1995 - Part II, and Part IV.
(2)     Portions of Proxy Statement dated April 4, 1996 - Part III.




PAGE 2
PART I
ITEM 1. BUSINESS

INDUSTRY

Intel Corporation and its subsidiaries (collectively called "Intel," the "Company" or the "Registrant") operates predominantly in one industry segment. The Company designs, develops, manufactures and markets microcomputer components and related products at various levels of integration.

Intel components consist of silicon-based semiconductors etched with complex patterns of transistors. Each one of these integrated circuits can perform the functions of thousands--even millions--of individual transistors, diodes, capacitors and resistors.

PRODUCTS

The Company's major products include microprocessors and related board-level products, chipsets, embedded processors and microcontrollers, flash memory chips, network and communications products and conferencing products.

Microprocessors and Related Board-Level Products.
-------------------------------------------------
A microprocessor is the central processing unit of a computer system. It processes system data and controls other devices in the system, acting as the brains of a computer. Intel's flagship microprocessors include the Pentium(R) Pro and the Pentium(R) microprocessor families.

Intel-designed board-level products are used as basic building blocks for consumer, technical and commercial computing applications. Many original equipment manufacturers (OEMs) use Intel's board-level products to build their own PCs, microcomputers, real-time control systems and other products. OEM customers buy at this level of integration to accelerate their time-to-market and to direct their investments to other areas of their product lines. The Company provides board-level products to give OEM customers flexibility by enabling them to choose whether to buy at the component or board-level.

Intel's developments in the area of semiconductor design and manufacturing have made it possible to decrease the feature size of circuits etched into silicon. This permits a greater number of transistors to be used on each microprocessor, and a greater number of microprocessors to be placed on each silicon wafer. The result is microprocessors that are smaller, faster, consume less power and cost less to manufacture. In 1995, the Company ramped its first production on its most advanced 0.35 micron process technology. Intel plans to add additional 0.35 micron capacity in 1996, enabling very high-volume production of its newest, fastest Pentium Pro and Pentium microprocessors.

During 1995, the rapid transition of the PC market to the Pentium microprocessor continued. Quarterly unit shipments of the Pentium microprocessor family surpassed the Intel486(TM) microprocessor family in the third quarter of 1995. The Pentium microprocessors now power entry-level to high-end computers. Intel significantly enhanced the performance of the Pentium microprocessor family in 1995, introducing new versions operating at 120 and 133 MHz, and in January of 1996, 150 and 166 MHz. Intel plans to introduce to the market higher performance versions of the Pentium microprocessor, including versions with enhancements to improve performance of multimedia and communications applications. Intel also introduced, in 1995, new 90- and 120-MHz versions, and in early 1996, a 133-MHz version of the Pentium microprocessor for mobile computers that have lower power consumption and a smaller package than the desktop/server version.




PAGE 3
MICROPROCESSORS AND RELATED BOARD-LEVEL PRODUCTS, CONTINUED.
------------------------------------------------------------
In late 1995, Intel introduced its sixth-generation processor, the Pentium
Pro microprocessor at speeds of 150, 166, 180 and 200MHz. The Pentium Pro microprocessor is fully compatible with prior generations and delivers performance comparable to that of high-end workstations. The Pentium Pro microprocessor uses Intel's Dynamic Execution architecture to increase the amount of work that can be done in parallel. In 1996, Pentium Pro microprocessors are expected to be used for enterprise server applications and business desktops utilizing full 32-bit software environments such as Windows NT*. The Pentium Pro microprocessor also offers enhanced multiprocessing and manageability features for high-performance desktops and servers. The Pentium Pro microprocessor uses a high-speed bus between the CPU and second-level cache memory to provide optimum performance.

Sales of the Pentium microprocessor family comprised a majority of the Company's revenues and a substantial majority of its gross margin in 1995. A significant and growing portion of the Company's revenues and gross margins were derived from sales of the Pentium microprocessor family in 1994. During 1995, the Intel486 microprocessor family represented a significant but rapidly declining portion of the Company's revenues and gross margins. The Intel486 microprocessor family comprised a majority of the Company's revenues and a substantial majority of its gross margin during 1994 and 1993. The Intel486 microprocessor products are now offered primarily for embedded applications.

During 1995, Overdrive(R) processors, a family of upgrade microprocessors, expanded to include products based on the Pentium microprocessor that will allow users to upgrade their Intel486 microprocessor systems. In early 1996, Intel announced Overdrive processors that upgrade systems to equivalents of 120-, 125- and 133-MHz versions of the Pentium microprocessor.

CHIPSETS. The Company's core-logic chipsets support incremental performance, ease-of-use and new capabilities for systems based on Intel's Pentium and Pentium Pro microprocessors. Based on these incremental capabilities, and the growth of the Pentium microprocessor-based systems, Intel has become a significant supplier of core-logic chipsets. The Intel 430FX chipset introduced in early 1995, won numerous awards and has become one of the most popular chipsets in the industry. Intel plans to introduce several new members of this product family in 1996.

Based on the Peripheral Components Interconnect (PCI) bus, the Intel 430 PCIset family for the Pentium microprocessors and the Intel 440 PCIset family for the Pentium Pro microprocessors support and extend the graphic, video and other capabilities of many Intel processor-based systems.

EMBEDDED PROCESSORS AND MICROCONTROLLERS.
-----------------------------------------
Intel provides embedded products such as microprocessors, microcontrollers and memory components to application segments that are focused on enhancing the PC and voice and data communication. Embedded products are used in many peripheral devices, including keyboards, printers, networks, copiers and fax machines, which enhance the PC's capabilities and make it easier to use. In addition, embedded products are improving the functionality of wireless communication devices such as cellular phones and pagers, and enabling the development of new peripherals such as digital cameras and personal digital assistants. Intel's embedded products provide advanced technology to other market segments as well, including commercial and military avionics, medical instrumentation, automotive and factory automation control products.

Intel's embedded products line consists of 32-bit processors, including the i960(R) processor family and the embedded Intel386(TM) and Intel486 processor families; the 80C186 16-bit processor family; MCS(R) 96 16-bit microcontrollers, and 8-bit microcontrollers, such as the MCS 51 and MCS 251 microcontroller families.

The Company introduced several embedded control products in 1995, including the 80960RP processor, used in server motherboards and adapter cards connected to servers; the 83C196EA and 87C196CB 16-bit microcontrollers for automotive and industrial applications, and the 8xC51RA/RB/RC 8-bit microcontrollers. During 1995, Intel also started shipping in volume its new MCS 251 microcontroller, the 8xC251SB. Intel has begun to implement the Universal Serial Bus (USB) specification in microcontroller products.

________________________


*  Other brands and names are the property of their respective owners.




PAGE 4
FLASH MEMORY PRODUCTS. Memory components are used to store user data and computer program code. Flash memory retains information when the power is off. Intel is a leader in flash applications, such as PC BIOS, cellular phones and networking. The Company was a key player in defining and promoting the Miniature Card specification for low-cost, very small form-factor flash cards to be used in a variety of consumer electronics applications. In 1995, Intel expanded its SmartVoltage memory product line with additional densities and a low-voltage device targeted for the mobile market.

NETWORK AND COMMUNICATIONS PRODUCTS. These hardware and software products are sold to corporate network administrators and PC users through distributor and reseller channels. The product line improves the performance, capabilities and manageability of PC desktop and server systems in corporate networks.

Intel's networking products are designed to provide high-bandwidth communications to PC desktop and server systems, and to make it easier for LAN administrators to install and manage their systems. The architecture that delivers this management capability is called Smart Network Services.

Intel's networking products consist of LAN products, such as the EtherExpress(TM) family of adapters and Express Stackable Hubs, and network management products, including the LANDesk(R) Management Group of products.

Supporting the Smart Network Services strategy are new or upgraded LAN products: EtherExpress PRO adapters that use flash memory for one-step installation and configuration; EtherExpress PRO/100, a fast Ethernet adapter that can operate at 10 or 100 megabytes per second; Express Stackable Hubs; StorageExpress(TM) backup servers; NetportExpress(TM) print servers; LANDesk Management Suite software, which combines management of desktop systems and servers on LANs; LANDesk Workgroup Manager; LANDesk Server Manager Pro; and LANDesk Virus Protect.

CONFERENCING PRODUCTS. In 1994, Intel introduced its ProShare conferencing products. This product line includes Intel's ProShare(TM) Conferencing Video System 200, a PC-based video-conferencing system that offers full application and document sharing and is certified in over 25 countries. It gives users powerful information-sharing capabilities and an innovative way to convey ideas. ProShare conferencing products deliver instant communications.

The ProShare Conferencing Video System 200 supports video and data conferences over ISDN or corporate LAN/WAN networks. The product supports industry standards, such as the H.320 international telecommunications standard, to conduct video conferences with other H.320-compliant products, including room conferencing systems.

In 1995, the ProShare Conferencing Video System 200 became one of the industry's leading desktop conferencing products. This system won many industry awards, including "Editors' Choice" from PC Magazine UK, CADENCE magazine and
PC Laptop Computers magazine.            --------------  -------
-------------------

Also in 1995, Intel introduced the ProShare TeamStation, a group video conferencing system for meeting rooms, with all the features of the ProShare Conferencing Video System 200.




PAGE 5
MANUFACTURING

A majority of the Company's wafer production and some assembly and final testing of VLSI (very large-scale integration) components are conducted at domestic Intel facilities in Chandler, Arizona; Aloha, Oregon; Santa Clara and Folsom, California; and Rio Rancho, New Mexico. A significant portion of Intel's production of microprocessor board-level products and systems takes place at facilities in Hillsboro, Oregon and Las Piedras, Puerto Rico.

Outside the United States, a significant portion of Intel's VLSI wafer production, including microprocessor fabrication, is conducted at plants in Jerusalem, Israel and Leixlip, Ireland. A significant portion of Pentium processor production is conducted at the Ireland site. A majority of the Company's VLSI component assembly and testing is performed at facilities in Penang, Malaysia and Manila, Philippines. A significant portion of Intel's production of microprocessor board-level products and systems is conducted at facilities in Leixlip, Ireland and Penang, Malaysia.

In general, if Intel were unable to fabricate wafers or assemble or test its products abroad, or if air transportation between its foreign facilities and the United States were disrupted, there could be a materially adverse effect upon the Company's operations. In addition to normal manufacturing risks, foreign operations are subject to certain additional exposures, including political instability, currency controls and fluctuations, and tariff and import restrictions. To date, Intel has not experienced significant difficulties related to these foreign business risks.

To augment capacity, Intel uses subcontractors to perform assembly of certain products and wafer fabrication for certain VLSI components, primarily flash memory and chipsets, and for production capacity of board-level products. A significant portion of Intel's production of board-level products is conducted through the use of subcontractors in Penang, Malaysia. The Company cannot give assurances that it will be able to fully satisfy demand for certain of these products.

The manufacture of integrated circuits is a complex process. Normal manufacturing risks include errors in the fabrication process, defects in raw materials, as well as other factors, all of which can affect yields.


EMPLOYEES

At December 30, 1995, the Company employed approximately 41,600 people worldwide.


SALES

Most of Intel's products are sold or licensed through sales offices located near major concentrations of users throughout the United States, Europe, Japan, Asia-Pacific and other parts of the world.

The Company also uses distributors (industrial and retail) and representatives to distribute its products both in the United States and overseas. Typically, distributors handle a wide variety of products, including those competitive with Intel products, and fill orders for many customers. Most of Intel's sales to distributors are made under agreements allowing for price protection and/or the right of return on unsold merchandise. Sales representatives generally do not offer directly competitive products, but may carry complementary items manufactured by others. Representatives do not maintain a product inventory; instead, their customers place large-quantity orders directly with Intel and are referred to distributors for smaller orders.
Intel sold products to over one thousand customers worldwide in 1995, none of which represented more than 10% of total revenues.




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

COMPETITION

The Company competes in different product lines to various degrees on the basis of price, performance, availability and quality. Many companies compete with Intel and are engaged in the same basic fields of activity, including research and development. Both foreign and domestic, these competitors range in size from large multinationals to smaller companies competing in specialized market segments. Intel is engaged in a rapidly advancing field of technology in which its ability to compete depends upon the continuing improvement of its products and processes, continuing cost reductions and the development of new products to meet changing customer requirements.

Prices decline rapidly in the semiconductor industry as unit volume grows, as competition develops, and as production experience is accumulated. In microprocessor board-level and system products, Intel competes with board manufacturers and microprocessor-based computer manufacturers. Some of these competitors are also Intel customers.

A number of competitors have developed products that are software compatible with some of the Company's key products. Many of Intel's competitors are licensed to use Intel patents. Furthermore, based on the current case law, Intel's competitors can design microprocessors that are compatible with Intel microprocessors and avoid Intel patent rights through the use of foundry services that have licenses with Intel. Competitors' products may add features and increase performance. The Company also faces significant competition from companies that offer rival microprocessor architectures. The Company cannot predict whether such rival architectures will gain market acceptance or provide increased competition to the Company's products. Future distortion of price maturity curves could occur as software compatible products enter the market in significant volume or alternative architectures gain market acceptance.

It continues to be Intel's strategy to introduce ever-higher performance microprocessors and work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the Company's newer products. Intel also is committed to the protection of its intellectual property rights against illegal use. There can be no assurance, however, that competitors will not introduce new products (either software compatible or of rival architectural designs) or reduce prices on existing products. Such developments could have an adverse effect on Intel's revenues and margins.




PAGE 7
RESEARCH AND DEVELOPMENT

The Company's competitive position has developed to a large extent because of its emphasis on research and development. This emphasis has enabled Intel to deliver products before they have become available from competitors, and thus has permitted Intel's customers to commit to the use of these new products in the development of their own products. Intel's research and development activities are directed toward developing new products, hardware technologies and processes, and improving existing products and lowering their cost. Intel is jointly developing semiconductor processes, software optimization and microprocessor architecture. New 64-bit processors based on the jointly developed architecture are expected to be initially targeted at server, workstation and enterprise computing products, probably in the late 1990s. The Company also develops "enabling" software technologies, such as open software specifications and software tools, to enhance the functionality and acceptance of the personal computer platform. Intel's expenditures for research and development were $1,296 million, $1,111 million and $970 million in fiscal years 1995, 1994 and 1993, respectively. As of December 30, 1995, Intel had approximately 7,700 employees engaged in research and development. The results of Intel's research and development activities depend upon competitive circumstances and Intel's ability to transfer new products to production in a timely and cost-effective manner.

Most design and development of VLSI components and other products is performed at Intel's facilities in Santa Clara and Folsom, California; Aloha and Hillsboro, Oregon; Chandler, Arizona; and Haifa, Israel.


INTELLECTUAL PROPERTY AND LICENSING

Intellectual property rights that apply to various Intel products include patents, copyrights, trade secrets, trademarks and maskwork rights. Because of the rapidly changing technology and a broad distribution of patents in the semiconductor industry, Intel's present intention is not to rely primarily on intellectual property rights to protect or establish its market position. However, Intel has established an active program to protect its investment in technology by enforcing all of its intellectual property rights. Intel does not intend to broadly license its intellectual property rights unless it can obtain adequate consideration. Reference is also made to the heading "Competition."

Intel has filed and obtained a number of patents in the United States and abroad. Intel has entered into patent cross-license agreements with many of its major competitors.

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

Intel has obtained certain trademarks and trade names for its products to distinguish genuine Intel products from those of its competitors and is currently engaged in a cooperative program with OEMs to identify personal computers that incorporate genuine Intel microprocessors with the Intel Inside( logo. Intel maintains certain details about its processes, products and strategies as trade secrets.

As is the case with many companies in the semiconductor industry, Intel has, from time to time, been notified of claims that it may be infringing certain patent rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, Intel may seek licenses for these intellectual property rights. Intel can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to Intel or that in all cases the dispute will be resolved without litigation.




PAGE 8
COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To Intel's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations. However, reference is made to Item 3. Legal Proceedings, of this Form 10-K.


EXECUTIVE OFFICERS

The following sets forth certain information with regard to executive officers of Intel (ages are as of December 30, 1995):

Craig R. Barrett (age 56) has been Chief Operating Officer since 1993; a director of Intel since 1992; and Executive Vice President since 1990.

Andrew S. Grove (age 59) has been a director of Intel since 1974; President since 1979; and Chief Executive Officer since 1987.

Gordon E. Moore (age 67) has been a director of Intel since 1968 and Chairman of the Board since 1979.

Leslie L. Vadasz (age 59) has been a director of Intel since 1988; and Senior Vice President, Director of Corporate Business Development since 1991.

Frank C. Gill (age 52) has been Senior Vice President and General Manager, Internet and Communications Group since 1996. Prior to that, Mr. Gill was Senior Vice President and General Manager, Intel Products Group from 1991 to 1996; and Senior Vice President and President of the Systems Group from 1990 to 1991.

David L. House (age 52) has been Senior Vice President and General Manager, Enterprise Server Group since 1995. Prior to that, Mr. House was Senior Vice President and Director, Corporate Strategy from 1993 to 1995; Senior Vice President and General Manager, Architecture Marketing and Applications Group from 1992 to 1993; and Senior Vice President and President of Microcomputer Components Group from 1990 to 1991.

Paul S. Otellini (age 45) has been Senior Vice President, Director, Sales since 1994. Prior to that, Mr. Otellini was Senior Vice President and General Manager, Microprocessor Products Group, from 1992 to 1994; Vice President and General Manager, Microprocessor Products Group from 1991 to 1992; and Vice President, Microcomputer Components Group, General Manager, Micro Products Group from 1990 to 1991.

Gerhard H. Parker (age 52) has been Senior Vice President and General Manager, Technology & Manufacturing Group, since 1992. Prior to that, Dr. Parker was Vice President and General Manager, Technology & Manufacturing Group from 1990 to 1992.

Robert W. Reed (age 49) has been Senior Vice President and General Manager, Semiconductor Products Group, since 1991. Prior to that, Mr. Reed was Senior Vice President and Chief Financial Officer from 1990 to 1991.

Ronald J. Whittier (age 59) has been Senior Vice President and General Manager, Content Group since 1995. Prior to that, Mr. Whittier was Senior Vice President and General Manager, Intel Architecture Laboratories from 1993 to 1995; Vice President and General Manager, Software Technology Group from 1991 to 1992; and Vice President and Director of Marketing from 1990 to 1991.

Albert Y.C. Yu (age 54) has been Senior Vice President and General Manager, Microprocessor Products Group since 1993. Prior to that, Dr. Yu was Vice President and General Manager, Microprocessor Products Group from 1991 to 1993; and Vice President and General Manager, Micro Products Group from 1990 to 1991.




PAGE 9
EXECUTIVE OFFICERS, CONTINUED

Michael A. Aymar (age 48) has been Vice President and General Manager, Desktop Products Group since 1995. Prior to that, Mr. Aymar was Vice President and General Manager, Intel486(TM) Microprocessor Division from 1994 to 1995;
Vice President and General Manager, Mobile Computing Group from 1991 to 1994; and Vice President and General Manager, Santa Clara Microcomputer Division from 1989 to 1991.

Andy D. Bryant (age 45) has been Vice President and Chief Financial Officer since 1994. Prior to that, Mr. Bryant was Vice President, Intel Products Group from 1990 to 1994.

F. Thomas Dunlap, Jr. (age 44) has been Vice President, General Counsel and Secretary since 1987.

G. Carl Everett, Jr. (age 45) has been Senior Vice President and General Manager, Desktop Products Group since 1995. Prior to that, Mr. Everett was Senior Vice President and General Manager, Microprocessor Products Group from 1994 to 1995; and Vice President and Director, Worldwide Sales Group from 1990 to 1994.

Stephen P. Nachtsheim (age 50) has been Vice President and General Manager, Mobile/Handheld Products Group since 1995. Prior to that, Mr. Nachtsheim was Vice President and General Manager, Mobile and Home Products Group from 1994 to 1995; and General Manager of European Intel Products Group from 1990 to 1994.




PAGE 10
ITEM 2.  PROPERTIES

At December 30, 1995, Intel owned the major facilities described below:

No. of Bldgs.    Location        Total Sq. Ft.    Use
-------------    --------        -------------    ---
56               United States (A)  9,744,000     Executive and administrative
                                                  offices, wafer fabrication,
                                                  components testing and
                                                  assembly, research and
                                                  development, computer and
                                                  service functions, system
                                                  assembly and warehousing.

6                Ireland              959,000     Wafer fabrication, system
                                                  and board assembly, and
                                                  administrative offices.

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

1                Philippines (C)      431,000     Components assembly and
                                                  testing and administrative
                                                  offices.

1                Germany               86,000     European marketing, German
                                                  sales and administrative
                                                  offices.

At December 30, 1995, Intel also leased 24 major facilities in the U.S. totaling approximately 893,000 square feet and 11 facilities in other countries totaling approximately 250,000 square feet. These leases expire at varying dates through 2005, including renewals at the option of Intel.

Intel believes that its existing facilities are suitable and adequate for its present purposes, and the productive capacity in such facilities is in general being utilized. Intel has other facilities available that it can equip to meet anticipated future demand. These include 4.7 million square feet of building space under various stages of construction in the United States and abroad for manufacturing and administrative purposes.

___________________
(A) Includes an idle, 131,000-square-foot facility formerly utilized for wafer fabrication and administration, which was sold in March 1996.
(B) The lease on a portion of the land used for these facilities expires in 2032.
(C)     Leases on land expire in 1998.




PAGE 11
ITEM 3.  LEGAL PROCEEDINGS

A. LITIGATION

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

During the period from November 29, 1994 through December 19, 1994, numerous civil consumer lawsuits were filed in state courts in various states against the Company. Although the complaints differed, these actions generally alleged that Intel breached express and implied warranties, engaged in deceptive advertising and otherwise committed consumer fraud by shipping Pentium processors which contained a divide problem in the floating point unit, and by failing to disclose it. The suits sought compensatory and punitive damages of unspecified amounts. A Stipulation of Settlement covering all actions was filed in the Santa Clara Superior Court on March 22, 1995 and became final on June 22, 1995.

Weisberg vs. C. Barrett, W.H. Chen, A. Grove, D.J. Guzy, G. Moore, M. Palevsky, A. Rock, J. Shaw, L. Vadasz, D. Yoffie, C. Young and Intel Southern District, NY (C95-0674)
--------------------------------

On January 31, 1995, the plaintiff brought this suit in Federal Court in New York (Southern District) as both a derivative and stockholder action to invalidate the Company's Executive Officer Bonus Plan, alleging that the Plan is so vague and misleading as to be ambiguous. Plaintiff sought (i) cancellation of the stockholders' approval of the Plan, (ii) unspecified damages to Intel by the Board of Directors, and (iii) to enjoin implementation of the Plan and the payment of any bonuses under the Plan. A hearing was held on January 12, 1996 to consider and approve a stipulated settlement and dismissal of the action. The Court approved the settlement, and an order of dismissal was signed and became effective on January 22, 1996.


Thorn EMI North America, Inc. vs. Intel
and Advanced Micro Devices, Inc., DEL (C95-199)
-----------------------------------------------

On March 29, 1995, Thorn EMI North America Inc. brought suit in Federal Court in Delaware against Intel and Advanced Micro Devices, Inc. (AMD) alleging infringement of a U.S. patent relating to processes for manufacturing semiconductors, certain of which processes are utilized in the manufacture of the Company's Pentium(R) and Pentium(R) Pro microprocessors. The plaintiff is seeking injunctive relief and unspecified damages. On September 8, 1995, Intel was granted a motion to sever its case from the AMD case. Trial of the plaintiff's claims against Intel is presently set for June 1996. The Company believes this lawsuit to be without merit and will defend the case vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.




PAGE12
B. ENVIRONMENTAL PROCEEDINGS

Intel has been named to the California and U.S. Superfund lists for three of its sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency
(EPA) to evaluate the groundwater in areas adjacent to its former Mountain View, California site. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site. Under the California and U.S. Superfund statutes, liability for cleanup of the Mountain View site and adjacent area is joint and several. The Company has reached agreement with those same two companies which should significantly limit the Company's liabilities under the proposed cleanup plan. Also, the Company has completed extensive studies at its other sites and is engaged in cleanup at several of these sites. In the opinion of management, including internal counsel, the potential losses to the Company in excess of amounts already accrued arising out of these matters will not have a material adverse effect on the Company's financial position or overall trends in results of operations, even if joint and several liability were to be assessed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




PAGE13
PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) Reference is made to the information regarding market, market price range and dividend information appearing under "Financial Information by Quarter (Unaudited)" on page 31 of the Registrant's Annual Report to Stockholders which information is hereby incorporated by reference.

(b) As of February 24, 1996, there were 85,273 holders of record of the Registrant's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the information regarding selected financial data for the fiscal years 1991 through 1995, under the heading "Financial Summary" on page 27 of the Registrant's Annual Report to Stockholders, which information is hereby incorporated by reference.

In addition, the ratios of earnings to fixed charges for each of the five years in the period ended December 30, 1995 are as follows:

                             Fiscal Year
          -----------------------------------------------------
          1991        1992        1993        1994        1995

          12.4x       20.7x       54.4x       39.5x       67.6x

Fixed charges consist of interest expense and the estimated interest component of rent expense.




PAGE 14
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 through 30 of the Registrant's 1995 Annual Report to Stockholders, which information is hereby incorporated by reference.

Subsequent to December 30, 1995, Intel repurchased 4.1 million shares of Common Stock under the Company's authorized stock repurchase program at a cost of $234 million, including 1.8 million shares at a cost of $108 million upon the exercise of put warrants. The Company also sold 3 million put warrants, receiving proceeds of $18 million, while 1.5 million previously outstanding put warrants expired unexercised. As of March 25, 1996, the Company had the potential obligation to repurchase 11.7 million shares of Common Stock at an aggregate price of $734 million under outstanding put warrants. The 11.7 million put warrants outstanding at March 25, 1996 expire on various dates between May 1996 and February 1997 and have exercise prices ranging from $56 to $68 per share, with an average exercise price of $62. After reserving shares to cover these outstanding put warrants, 26.1 million shares remained available under the stock repurchase program authorization.

During the third quarter of 1995, a portion of the receivable balance from one of the Company's five largest customers was converted into a loan. The total amount receivable from this customer at December 30, 1995 was approximately $400 million. The total amount receivable from this customer at March 25, 1996 was approximately $356 million. This customer has informed the Company that it anticipates obtaining additional outside financing. No assurances can be given that this additional financing will be obtained.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Intel Corporation at December 30, 1995 and December 31, 1994 and for each of the three years in the period ended December 30, 1995 and the Report of Independent Auditors thereon and Intel Corporation's unaudited quarterly financial data for the two-year period ended December 30, 1995 are incorporated by reference from the Registrant's 1995 Annual Report to Stockholders, on pages 14 through 31.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.




PAGE 15
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors and Executive Officers appearing under the heading "Election of Directors" on pages 2 through 4 of the Registrant's Proxy Statement dated April 4, 1996, which information is hereby incorporated by reference, and to the information under the heading "Executive Officers" in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information appearing under the headings "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation," on pages 5 and 6, 10 and 12, respectively, of the Registrant's Proxy Statement dated April 4, 1996, which information is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to information appearing in the Registrant's Proxy Statement dated April 4, 1996, under the heading "Security Ownership of Certain Beneficial Owners and Management," on pages 15 and 16, which information is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.




PAGE 16
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

(b)      Reports on Form 8-K

         None.




PAGE 17
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 14 (a))                                               Reference Page
                                                            --------------
                                                                        1995
                                                                      Annual
                                                         Form      Report to
                                                         10-K   Stockholders
                                                         ----   ------------

Consolidated Balance Sheets-
  December 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . 15
Consolidated Statements of Income for
  the years ended December 30, 1995,
  December 31, 1994 and December 25, 1993 . . . . . . . . . . . . . . . . 14
Consolidated Statements of Cash Flows
  for the years ended December 30, 1995,
  December 31, 1994 and December 25, 1993 . . . . . . . . . . . . . . . . 16
Consolidated Statements of Stockholders'
  Equity for the years ended December 30, 1995,
  December 31, 1994 and December 25, 1993 . . . . . . . . . . . . . . . . 17
Notes to Consolidated Financial Statements-
  December 30, 1995, December 31, 1994 and
  December 25, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .18-26
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . .27
Supplementary Information (unaudited)
  Financial Information by Quarter . . . . . . . . . . . . . . . . . . . .31
Schedule for years ended December 30, 1995,
  December 31, 1994 and December 25, 1993:
II- Valuation and Qualifying Accounts . . . . . . . . . . .18

Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements listed in the above index, which are included in the Company's Annual Report to Stockholders, are hereby incorporated by reference. With the exception of the pages listed in the above index and the portions of such report referred to in Items 5, 6, 7 and 8 of this Form 10-K, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.

Page references to the 1995 Annual Report to Stockholders relate to the bound, printed version of the report.




PAGE 18
INTEL CORPORATION
-----------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

December 25, 1993, December 31, 1994 and December 30,1995
(In Millions)



                                            Additions
                              Balance at   Charged to                  Balance
                               Beginning    Costs and                   at End
                                 of Year     Expenses  Deductions (A)  of Year
                              ----------   ----------  -------------   -------

1993
Allowance for Doubtful Receivables   $26          $ 4           $ 8        $22
                                     ---          ---           ---        ---
1994
Allowance for Doubtful Receivables   $22          $10           $--        $32
                                     ---          ---           ---        ---
1995
Allowance for Doubtful Receivables   $32          $28           $ 3        $57

(A)  Uncollectible accounts written off, net of recoveries.



PAGE 19
INDEX TO EXHIBITS
(Item 14(a))
     Description

3.1 Intel Corporation Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended June 26, 1993 as filed on August 10, 1993).

3.2 Intel Corporation Bylaws as amended, (incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form 10-Q for the quarter ended September 25, 1993 as filed on November 9, 1993).

4.1 Agreement to Provide Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K as filed on March 28, 1986).

4.2 Warrant Agreement dated as of March 1, 1993, as amended between the Registrant and Harris Trust and Savings Bank (as successor Warrant Agent) related to the issuance of 1998 Step-Up Warrants to purchase Common Stock of Intel Corporation (incorporated by reference to Exhibit 4.6 of Registrant's Form 10-K as filed on March 25, 1993), together with the First Amendment to Warrant Agreement dated as of October 18, 1993 and the Second Amendment to Warrant Agreement dated as of January 17, 1994 (incorporated by reference to Exhibit 4.4 of the Registrant's Form 10-K as filed on March 25, 1994) and the Third Amendment to Warrant Agreement dated as of May 1, 1995.

10.1 Intel Corporation 1984 Stock Option Plan, as amended and restated, effective May 4, 1994 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended April 2, 1994 as filed on May 16, 1994), together with the First Amendment to Intel Corporation 1984 Stock Option Plan, dated July 1995 (incorporated by reference to
     Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended July 1, 1995 as filed on August 10, 1995).

10.2 Intel Corporation 1988 Executive Long-Term Stock Option Plan as amended and restated (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-Q for the quarter ended April 2, 1994 as filed on May 16, 1994).

10.3 Intel Corporation Executive Officer Bonus Plan as amended and restated effective January 1, 1995 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q for the quarter ended April 5, 1995 as filed on May 15, 1995).

10.4 Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective November 1, 1995 (incorporated by reference to Exhibit
     4.1 of Registrant's Registration Statement on Form S-8 as filed October 18, 1995).

11.  Computation of Per Share Earnings.

12. Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

13. Portions of the Annual Report to Stockholders for fiscal year ended December 30, 1995 expressly incorporated by reference herein.

21.  Intel Subsidiaries.

23.  Consent of Ernst & Young LLP, Independent Auditors.

27.  Financial Data Schedule.




PAGE 20
SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
-----------------
Registrant


INTEL CORPORATION
Registrant

By /s/ F. Thomas Dunlap, Jr.
----------------------------
  F. Thomas Dunlap, Jr.
  Vice President and Secretary
  March 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett
--------------------                            --------------------
Craig R. Barrett                                Max Palevsky
Director                                        Director
March 27, 1996                                  March 27, 1996

/s/ Andy D. Bryant                              /s/ Arthur Rock
------------------                              ---------------
Andy D. Bryant                                  Arthur Rock
Vice President, Principal                       Director
Accounting and Chief Financial Officer          March 27, 1996
March 27, 1996
                                                /s/ Jane E. Shaw
/s/ Winston H. Chen                             ----------------
-------------------                             Jane E. Shaw
Winston H. Chen                                 Director
Director                                        March 27, 1996
March 27, 1996
                                                /s/ Leslie L. Vadasz
/s/ Andrew S. Grove                             --------------------
-------------------                             Leslie L. Vadasz
Andrew S. Grove                                 Director
Principal Executive Officer                     March 27, 1996
President and Director
March 27, 1996                                  /s/ David B. Yoffie
                                                -------------------
/s/ D. James Guzy                               David B. Yoffie
-----------------                               Director
D. James Guzy                                   March 27, 1996
Director
March 27, 1996                                  /s/ Charles E. Young
                                                --------------------
/s/ Gordon E. Moore                             Charles E. Young
-------------------                             Director
Gordon E. Moore                                 March 27, 1996
Chairman of the Board
March 27, 1996

??