Form 10-Q
period 1996-03-30
INTEL CORP
filed 1996-05-14
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 30, 1996

OR
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________


Commission File Number  0-6217


                        INTEL CORPORATION
    (Exact name of Registrant as specified in its charter)

           Delaware                                       94-1672743
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


2200 Mission College Boulevard, Santa Clara, California   95052-8119
        (Address of principal executive offices)          (Zip Code)

                         (408) 765-8080
       (Registrant's telephone number, including area code)

                               N/A
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

        Shares outstanding of the Registrant's common stock:

           Class                           Outstanding at March 30, 1996
Common Stock, $.001 par value                       822.4 million





PAGE 2
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                          Three Months Ended
                                       March 30,        April 1,
                                         1996             1995
                                       -------------------------
Net revenues                           $ 4,644           $ 3,557
Costs and expenses:
  Cost of sales                          2,421             1,609
  Research and development                 401               294
  Marketing, general and
    administrative                         517               387
                                       -------           -------
Operating costs and expenses             3,339             2,290
                                       -------           -------
Operating income                         1,305             1,267
Interest expense                            (5)               (7)
Interest and other income, net              76               156
                                       -------           -------
Income before provision for taxes        1,376             1,416

Provision for taxes                        482               527
                                       -------           -------
Net income                             $   894           $   889
                                       =======           =======
Earnings per common and
  common equivalent share              $  1.02           $  1.02
                                       =======           =======
Cash dividends declared per
  common share                         $  0.04           $  0.03
                                       =======           =======
Weighted average number of common
  and common equivalent shares
  outstanding                              880               872
                                       =======           =======

(See Notes to Consolidated Condensed Financial Statements.)





PAGE 3
PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation
Consolidated Condensed Balance Sheets

                                       March 30,        Dec. 30,
(in millions)                            1996            1995
                                       -------------------------
                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents            $ 1,955           $ 1,463
  Short-term investments                 1,470               995
  Accounts receivable, net               3,101             3,116
  Inventories:
    Raw materials                          435               674
    Work in process                        655               707
    Finished goods                         454               623
                                       -------           -------
                                         1,544             2,004
                                       -------           -------
  Deferred tax assets                      411               408
  Other current assets                     151               111
                                       -------           -------
Total current assets                     8,632             8,097
                                       -------           -------

Property, plant and equipment,
  at cost                               12,535            11,792
Less:  Accumulated depreciation         (4,671)           (4,321)
                                       -------           -------
Property, plant and equipment, net       7,864             7,471
Long-term investments                    1,430             1,653
Other assets                               293               283
                                       -------           -------
TOTAL ASSETS                           $18,219           $17,504
                                       =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                      $   426           $   346
  Accounts payable                         761               864
  Accrued compensation and benefits        457               758
  Accrued advertising                      254               218
  Other accrued liabilities                365               328
  Deferred income on shipments to
    distributors                           326               304
  Income taxes payable                     921               801
                                       -------           -------
Total current liabilities                3,510             3,619
                                       -------           -------
Long-term debt                             398               400
Deferred tax liabilities                   676               620
Put warrants                               734               725
Stockholders' equity:
  Preferred stock                           --                --
  Common stock and capital in excess
     of par value                        2,646             2,583
  Retained earnings                     10,255             9,557
                                       -------           -------
Total stockholders' equity              12,901            12,140
                                       -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $18,219           $17,504
                                       =======           =======

(See Notes to Consolidated Condensed Financial Statements.)





PAGE 4
PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited, in millions)

                                          Three Months Ended
                                       March 30,        April 1,
                                         1996             1995
                                       -------------------------
Cash flows provided by (used for)
  operating activities:
Net income                             $   894           $   889
Adjustments to reconcile net income
  to net cash provided
  by operating activities:
  Depreciation                             411               305
  Net loss on retirements of property,
    plant and equipment                     28                31
  Amortization of debt discount             --                 5
  Change in deferred tax assets and
    liabilities                             48                41
  Changes in assets and liabilities:
  Decrease (increase) in accounts
    receivable                              15              (362)
  Decrease (increase) in inventories       460              (155)
  (Increase) in other assets               (25)             (170)
  (Decrease) increase in accounts payable (103)              139
  (Decrease) in accrued compensation and
    benefits                              (301)             (177)
  Increase in income taxes payable         120               292
  Tax benefit from employee stock plans     18                21
  Purchases of trading assets              (75)               --
  Increase (decrease) in other
    liabilities                             95              (124)
                                       -------           -------
    Total adjustments                      691              (154)
                                       -------           -------
Net cash provided by operating
  activities                             1,585               735
                                        -------           -------
Cash flows provided by (used for)
  investing activities:
  Additions to property, plant and
  equipment                               (832)             (793)
  Purchases of long-term, available-
    for-sale investments                   (11)              (76)
  Sales of long-term, available-for-sale
    investments                             --                67
  Maturities and other changes in
    available-for-sale
    investments, net                      (174)              126
                                       -------           -------
Net cash (used for) investing
  activities                            (1,017)             (676)

Cash flows provided by (used for)
  financing activities:
  Increase in short-term debt, net          80               117
  Additions to long-term debt               --                12
  Retirement of long-term debt              --                --
  Proceeds from sales of shares through
    employee stock plans and other          93                81
  Proceeds from sales of put warrants       18                16
  Repurchase and retirement of common
    stock                                 (234)             (150)
  Payment of dividends to stockholders     (33)              (25)
                                       -------           -------
Net cash (used for) provided by financing
  activities                               (76)               51
                                       -------           -------
Net increase in cash and cash
  equivalents                          $   492           $   110
                                       =======           =======
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
   Interest                            $     9           $    25
   Income taxes                        $   286           $   173

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.
(See Notes to Consolidated Condensed Financial Statements.)





PAGE 5
PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements

1. The accompanying interim consolidated condensed financial statements of Intel Corporation ("Intel," the "Company" or the "Registrant") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 30, 1995. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

2.     Interest and other income includes (in millions):

                                          Three Months Ended
                                       March 30,      April. 1,
                                         1996            1995
                                       -------------------------
Interest income                        $    80           $    74
Foreign currency gains                       7                 6
Other income (expense), net                (11)               76
                                       -------           -------
Total                                  $    76           $   156
                                       =======           =======

       Other income for the three months ended April 1, 1995 included approximately $58 million from the settlement of all ongoing litigation with Advanced Micro Devices, Inc. and $23 million from the sale of a portion of the Company's interest in VLSI Technologies, Inc .

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

4. The Company's available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. Beginning in the first quarter of 1996, the Company purchased securities classified as trading assets. The Company's trading assets ($75 million at March 30, 1996) are held to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. The trading assets consist of marketable equity securities and are stated at fair value. Both realized and unrealized gains and losses are included in other income or expense and generally offset the change in the deferred compensation liability which is also included in other income or expense.

5. As more fully described in the Company's Annual Report, Intel enters into derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency, equity and interest rate market exposures of underlying assets, liabilities and other obligations. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts, and options that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled.





PAGE 6
PART I - (continued)

Item 1.  Financial Statements (Continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

       Gains and losses on currency forward contracts, options and swaps that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on options hedging investments in non-marketable instruments are deferred and recognized in income in the same period as the hedges mature or when the underlying transaction is sold, whichever comes first. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt they hedge.

6. During the first quarter of 1996, the Company repurchased 4.1 million shares of Common Stock under the Company's authorized repurchase program at a cost of $234 million, including 1.8 million shares at a cost of $108 million upon the exercise of put warrants. As of March 30, 1996, after reserving shares to cover the outstanding put warrants, approximately
26.1 million shares remained available under the repurchase program (total authorization of 110 million shares) authorized by the Board of Directors. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

7. In a series of private placements during the 1991-1996 period, the Company sold put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company, at a specified price, if the holder exercises the warrant. Activity during the first quarter of 1996 is summarized as follows:

                                                   Put Warrants Outstanding
                                                   ------------------------
                           Cumulative Proceeds     Number         Potential
(In millions)                   Received        Of Warrants      Obligation
- ---------------------------------------------------------------------------
December 30, 1995                $ 279              12.0             $ 725
Sales                               18               3.0               175
Exercises                                           (1.8)             (108)
Expirations                         --              (1.5)              (58)
                                 -----             -----             -----
March 30, 1996                   $ 297              11.7             $ 734
                                 =====             =====             =====

       The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as put warrants. The 11.7 million put warrants outstanding on March 30, 1996 expire on various dates between May 1996 and February 1997 and have exercise prices ranging from $56 to $68 per share, with an average exercise price of $62. There is no material dilutive effect on earnings per share for the periods presented. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

8. On March 29, 1995, Thorn EMI North America Inc. brought suit in Federal Court in Delaware against Intel alleging that certain Intel manufacturing processes infringe a U.S. patent. In April 1996, the plaintiff filed documents with the Federal Court in Delaware indicating that in addition to an injunction it plans to seek damages, if it prevails, equal to between one (1) and one and one half (1 1/2) percent of Intel's net revenues derived from sales of Intel486(, Pentiumr and Pentiumr Pro microprocessors. Trial of the plaintiff's claims against Intel is presently set for June 1996. The Company believes this lawsuit to be without merit and will defend the case vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, continues to believe that the ultimate outcome will not have a material adverse effect on Intel's financial position or overall trends in results of operations. This estimate of the potential impact on the Company could change in the future.





PAGE 7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - First Quarter of 1996 Compared to First Quarter of
1995

Revenues for Q1 1996 increased by 31% compared to Q1 1995. Higher volumes of the rapidly ramping Pentiumr processor family, partially offset by lower prices, and increased sales of related board level products drove the overall growth in revenues. Revenues from the Intel486( microprocessor family declined substantially, primarily due to a major shift in market demand toward the Company's more advanced microprocessors. Chipsets and flash memory also showed significant revenue growth between these periods.

Cost of sales rose by 50% from Q1 1995 to Q1 1996, primarily due to increased unit volumes. Gross margin declined from 55% in Q1 1995 to 48% in Q1 1996 due primarily to increased sales of Pentium processor related board level products at lower margins, factory start up costs and inventory reserves, including continuing reserves related to inventories of certain purchased components.

A majority and growing portion of the Company's revenues, and a substantial majority of its gross margin, are derived from sales of the Pentium processor family including related board level products. Although sales of the Intel486 microprocessor family represented a significant portion of Q1 1995 revenues and gross margin, revenues and gross margin for these products were negligible for Q1 1996.

Research and development expenses and marketing, general and administrative expenses rose by a total of $237 million, or 35%, from Q1 1995 to Q1 1996. Spending for internal product and process development programs, personnel related spending and Intel Insider and other advertising and marketing expenses accounted for most of the increase.

Interest and other income for Q1 1996 decreased by $80 million over the prior year due primarily to the pre-tax gains in Q1 1995 of $58 million from the settlement of litigation with Advanced Micro Devices, Inc. and $23 million from the sale of a portion of Intel's interest in VLSI Technology, Inc.

The $2 million decrease in interest expense between Q1 1995 and Q1 1996 is primarily the result of lower weighted average borrowing balances.

The Company utilizes investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and uses forward contracts, options and swaps to hedge foreign currency, equity and interest rate market exposures. Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either Q1 1996 or Q1 1995 from hedging activities.

The provision for taxes decreased by $45 million, or 9%, primarily due to a decrease in the effective tax rate from 37.2% for Q1 1995 to 35% for Q1 1996. The lower rate for 1996 is due primarily to a change in the geographic mix of earnings.


Financial Condition

The Company's financial condition remains very strong. As of March 30, 1996, Intel's portfolio of cash and investments totaled $4.86 billion, up from $4.11 billion at December 30, 1995. The Company's other sources of liquidity include credit lines and commercial paper borrowing arrangements that exceed $1.8 billion in the aggregate. The Company also retains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under SEC shelf registration statements.

The Company funded most of its investment needs during the first quarter of 1996 with cash generated from operations, which totaled $1.59 billion. Major uses of cash during the first quarter of 1996 included capital spending of $832 million for property, plant and equipment, primarily for microprocessor manufacturing capacity.





PAGE 8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Inventory levels, particularly raw material and finished goods, decreased significantly during the first quarter of 1996, primarily attributable to the sell-through of purchased parts inventory and lower costs of manufacturing in Q1 1996.

The Company's five largest customers accounted for approximately 31% of net revenues for the three month period ended March 30, 1996. At March 30, 1996, these customers accounted for approximately 24% of net accounts receivable. During Q3 1995, a portion of the receivable balance from one of the five largest customers in Q3 1995 was converted into a loan. The total amount receivable from this customer was approximately $356 million at March 30, 1996. During early Q2 1996, this customer paid off substantial portions of its accounts receivable and loan receivable so that as of May 10, 1996, the total amount receivable from this customer was approximately $113 million.

Key financing activities in the first quarter of 1996 included the repurchase of 4.1 million shares of Common Stock for $234 million as part of the Company's authorized stock repurchase program, including 1.8 million shares for $108 million upon the exercise of outstanding put warrants. The Company also sold 3 million put warrants, receiving proceeds of $18 million, while 1.5 million previously outstanding put warrants expired unexercised. Through May 10, 1996, the Company repurchased 2 million shares of its Common Stock, issued 3 million put warrants and 2 million put warrants expired unexercised. As of May 10, 1996, Intel had the potential obligation to repurchase 12.7 million shares of Common Stock at an aggregate cost of $810 million under outstanding put warrants. The exercise price of these warrants ranges from $56 to $69 per share, with an average exercise price of $63.50 per share. As of May 10, 1996, 23.1 million shares remained available for repurchase under the repurchase authorization, after reserving shares to cover outstanding put warrants.

Management considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, the put warrant obligation and the dividend program.


Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

Although the Company's book-to-bill ratio was below 1.0 for Q1 1996, the Company expects revenue for the second quarter of 1996 to be approximately equal to the first quarter revenue of $4.6 billion. The Company believes that many customers will continue to place orders for immediate delivery ("turns"), consistent with the first quarter. In a turns environment, however, customer order patterns are inherently difficult to predict. Revenue is also a function of the distribution of microprocessor speed and performance levels, which is difficult to forecast. Because of the large price difference between the highest and lowest performance microprocessors, this distribution affects the average price Intel will realize and has a large impact on Intel's revenues.

Intel's strategy has been and continues to be to introduce ever higher performance microprocessors and work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products. In line with this strategy, the Company is on track to position the 120-MHz and 133-MHz Pentium processors as the entry-level processors in the fourth quarter of 1996. If the market demand does not continue to grow and move rapidly toward higher performance products, revenue may be impacted, the manufacturing capacity installed might be under-utilized and capital spending may be slowed. The Company may continue to reduce microprocessor prices aggressively and systematically to bring its technology to market.





PAGE 9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

The Company expects gross margin percentage in the second quarter to be somewhere above 50 percent. Revenue from motherboard sales is expected to decline about an equal amount to microprocessor sales increases in the second quarter because more customers are choosing to purchase motherboards without DRAMs. Intel's gross margin percentage varies depending in part on the mix of microprocessors and related motherboards within a product family because motherboards generally have lower gross margin percentages than microprocessors. Various other factors, including unit volumes and costs and yield issues, sell-through of purchased components, processor speed mix and mix of shipments of other semiconductors will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

To implement its strategy, Intel continues to build capacity to produce high-performance microprocessors and other products. The Company currently expects capital expenditures for 1996 to be about $4 billion. This spending plan is dependent upon delivery times of various machines and construction schedules for new facilities.

Spending on research and development and marketing, general and administrative expenses is expected to increase about 6 percent in the second quarter of 1996 from the $918 million in the first quarter of 1996. Expense projections in the second quarter of 1996 incorporate salary increases and expected increases in marketing and research and development and are subject to changes based on utilization of cooperative marketing programs by customers.

The Company's future results of operations and the other forward looking statements contained in this outlook involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and general economy; change in customer order patterns, including timing of delivery; competitive factors, such as rival chip architectures, competing software-compatible microprocessors, acceptance of new products and price pressures; availability of third party component products at reasonable prices; risk of nonpayment of customer receivables; risk of inventory obsolescence due to shifts in market demand; timing of software industry product introductions; continued success in technological advances, including the manufacturing ramp; excess or shortage of manufacturing capacity; risks associated with foreign operations; changes in the mix of microprocessor speeds and related motherboards; costs and yield issues associated with initiating production at new factories; and litigation involving intellectual property and consumer issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.





PAGE 10
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A.     Litigation

Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995 for a description of the following legal proceeding.

                       Thorn EMI North America, Inc.
                          vs. Intel, DEL (C95-199)

On March 29, 1995, Thorn EMI North America Inc. brought suit in Federal Court in Delaware against Intel alleging that certain Intel manufacturing processes infringe a U.S. patent. In April 1996, the plaintiff filed documents with the Federal Court in Delaware indicating that in addition to an injunction it plans to seek damages, if it prevails, equal to between one (1) and one and one half (1 1/2) percent of Intel's net revenues derived from sales of Intel486(, Pentiumr and Pentiumr Pro microprocessors. Trial of the plaintiff's claims against Intel is presently set for June 1996. The Company believes this lawsuit to be without merit and will defend the case vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, continues to believe that the ultimate outcome will not have a material adverse effect on Intel's financial position or overall trends in results of operations. This estimate of the potential impact on the Company could change in the future.






Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

11.1    Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27      Financial Data Schedule.

(b)     Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 30, 1996.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION
(Registrant)





Date:  May 13, 1996                         By:/s/Andy D. Bryant
                                               -----------------
                                               Andy D. Bryant
                                               Vice President and
                                               Chief Financial and
                                               Principal Accounting Officer