Form 10-Q
period 1996-06-29
INTEL CORP
filed 1996-08-13
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the quarterly period ended June 29, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Shares outstanding of the Registrant's common stock:

        Class                             Outstanding at June 29, 1996
Common Stock, $.001 par value                    824.3 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                             Three Months Ended     Six Months Ended

                             Jun. 29,    Jul. 1,    Jun. 29,   Jul. 1,
                               1996       1995        1996      1995

Net revenues                 $ 4,621    $ 3,894     $ 9,265    $ 7,451
Costs and expenses:
  Cost of sales                2,150      1,805       4,571      3,414
  Research and
    development                  438        316         839        610
  Marketing, general and
    administrative               518        447       1,035        834
                             -------    -------     -------    -------

Operating costs and expenses   3,106      2,568       6,445      4,858
                             -------    -------     -------    -------

Operating income               1,515      1,326       2,820      2,593
Interest expense                  (3)       (10)         (8)       (17)
Interest and other
  income, net                     89         83         165        239
                             -------    -------     -------    -------

Income before provision
  for taxes                    1,601      1,399       2,977      2,815

Provision for taxes              560        520       1,042      1,047
                             -------    -------     -------    -------

Net income                   $ 1,041    $   879     $ 1,935    $ 1,768
                             =======    =======     =======    =======
Earnings per common and
  common equivalent share    $  1.17    $  0.99     $  2.19    $  2.01
                             =======    =======     =======    =======

Cash dividends declared
  per common share           $  0.05    $  0.04     $  0.09    $  0.07
                             =======    =======     =======    =======
Weighted average number
  of common and common
  equivalent shares
  outstanding                    888        888         884        880
                             =======    =======     =======    =======
(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Balance Sheets            Jun. 29,   Dec. 30,
(in millions)                                      1996       1995
                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $ 2,809     $ 1,463
  Short-term investments                          1,906         995
  Accounts receivable, net                        2,900       3,116
  Inventories:
    Raw materials                                   382         674
    Work in process                                 693         707
    Finished goods                                  404         623
                                                -------     -------
                                                  1,479       2,004
                                                -------     -------
  Deferred tax assets                               417         408
  Other current assets                              114         111
                                                -------     -------
Total current assets                              9,625       8,097
                                                -------     -------
Property, plant and equipment, at cost           13,216      11,792
Less:  Accumulated depreciation                  (5,074)     (4,321)
                                                -------     -------
Property, plant and equipment, net                8,142       7,471
Long-term investments                             1,327       1,653
Other assets                                        206         283
                                                -------     -------
TOTAL ASSETS                                    $19,300     $17,504
                                                =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                               $   241     $   346
  Accounts payable                                  756         864
  Accrued compensation and benefits                 629         758
  Accrued advertising                               298         218
  Other accrued liabilities                         468         328
  Deferred income on shipments to distributors      306         304
  Income taxes payable                              815         801
                                                -------     -------
Total current liabilities                         3,513       3,619
                                                -------     -------
Long-term debt                                      399         400
Deferred tax liabilities                            754         620
Put warrants                                        750         725
Stockholders' equity:
  Preferred stock                                    --          --
  Common stock and capital in excess
    of par value                                  2,747       2,583
  Retained earnings                              11,137       9,557
                                                -------     -------
Total stockholders' equity                       13,884      12,140
                                                -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $19,300     $17,504
                                                =======     =======
(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited, in millions)

                                                      Six Months
                                                        Ended
                                                 Jun. 29,    Jul. 1,
                                                   1996       1995
Cash flows provided by (used for) operating
  activities:
Net income                                      $ 1,935    $ 1,768
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                      873        622
  Net loss on retirements of property, plant and
    equipment                                        60         39
  Amortization of debt discount                      --          9
  Change in deferred tax assets and liabilities     103        111
  Changes in assets and liabilities:
  Decrease (increase) in accounts receivable        216       (906)
  Decrease (increase) in inventories                525       (358)
  Decrease (increase) in other assets               136       (170)
  (Decrease) increase in accounts payable          (108)       161
  (Decrease) in accrued compensation and
    benefits                                       (129)       (48)
  Increase in income taxes payable                   14        311
  Increase (decrease) in other liabilities          214        (73)
  Tax benefit from employee stock plans              62         69
  Purchases of trading assets                       (75)        --
  Gain on trading assets                             (4)        --
                                                -------    -------
  Total adjustments                               1,887       (233)
                                                -------    -------
Net cash provided by operating activities         3,822      1,535
                                                -------    -------
Cash flows provided by (used for) investing
  activities:
  Additions to property, plant and equipment     (1,604)    (1,614)
  Purchases of long-term, available-for-sale
    investments                                     (36)       (98)
  Sales of long-term, available-for-sale
    investments                                      --         67
  Maturities and other changes in available-for-
    sale investments, net                          (466)       536
                                                -------    -------
Net cash (used for) investing activities         (2,106)    (1,109)

Cash flows provided by (used for) financing
  activities:
  (Decrease) in short-term debt, net               (105)       (19)
  Proceeds from sales of shares through employee
    stock plans and other                           134        120
  Proceeds from sales of put warrants                36         16
  Repurchase and retirement of common stock        (369)      (650)
  Payment of dividends to stockholders              (66)       (50)
                                                -------    -------
Net cash (used for) financing activities           (370)      (583)
                                                -------    -------
Net increase (decrease) in cash and cash
  equivalents                                   $ 1,346    $  (157)
                                                =======    =======
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
   Interest                                     $    24    $    50
   Income taxes                                 $   819    $   556

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

2.   Interest and other income includes (in millions):

                             Three Months           Six Months
                                Ended                 Ended

                          Jun. 29,  Jul. 1,      Jun. 29,  Jul. 1,
                            1996     1995          1996    1995
                          -----------------      -----------------
     Interest income        $ 78     $ 75          $158    $149
     Foreign currency
       gains                   7        4            14      10
     Other income
       (expense), net          4        4            (7)     80
                            ----     ----          ----    ----
     Total                  $ 89     $ 83          $165    $239
                            ====     ====          ====    ====

     Other  income  for  the  six months ended July  1,  1995  included approximately $58 million from the settlement of all ongoing litigation with Advanced Micro Devices, Inc. and $23 million from the sale of a portion of the Company's interest in VLSI Technologies, Inc.

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

4. The Company's available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. Beginning in the first quarter of 1996, the Company purchased securities classified as trading assets. The Company's trading assets ($79 million at June 29, 1996) are held to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. The trading assets consist of marketable equity securities and are stated at fair value. Both realized and unrealized gains and losses are included in other income or expense and generally offset the change in the deferred compensation liability which is also included in other income or expense.

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

6. During the second quarter of 1996, the Company repurchased 2.0 million shares of Common Stock under the Company's authorized repurchase program at a cost of $135 million. As of June 29, 1996, after reserving shares to cover the outstanding put warrants, approximately 24.1 million shares remained available under the repurchase program (total authorization of 110 million shares) authorized by the Board of Directors. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

7. In a series of private placements during the 1991-1996 period, the Company sold put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company, at a specified price, if the holder exercises the warrant. Activity during the first half of 1996 is summarized as follows:

                                        Put Warrants Outstanding
                       Cumulative
                        Proceeds       Number        Potential
     (In millions)      Received     Of Warrants     Obligation
     -----------------------------------------------------------
     December 30, 1995   $ 279          12.0           $ 725
     Sales                  18           3.0             175
     Exercises                          (1.8)           (108)
     Expirations            --          (1.5)            (58)
                         -----         -----           -----
     March 30, 1996       $297          11.7            $734
     Sales                  18           3.0             202
     Expirations            --          (3.0)           (186)
                         -----         -----           -----
     June 29, 1996        $315          11.7            $750
                         =====         =====           =====

     The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as put warrants. The 11.7 million put warrants outstanding on June
     29,  1996  expire on various dates between July 1996 and May  1997 and have exercise prices ranging from $56 to $69 per share, with an average exercise price of $64. There is no material dilutive effect on earnings per share for the periods presented. (See Item
     2. Management's Discussion and Analysis for subsequent activity.)

8. On March 29, 1995, Thorn EMI North America Inc. brought suit in Federal Court in Delaware against Intel alleging that certain Intel manufacturing processes infringe a U.S. patent. In April
     1996, the plaintiff filed documents with the Federal Court in Delaware indicating that in addition to an injunction it plans to seek damages, if it prevails, equal to between one (1) and one and one half (1 1/2) percent of Intel's net revenues derived from sales of Intel486(TM), Pentium(R) and Pentium(R) Pro processors. On May 28, 1996, the Court granted Intel's motion for summary judgment as to several of the fabrication processes at issue, including all processes currently used to make Pentium and Pentium Pro processors. In June 1996, the Court held a "Markman" hearing to resolve remaining disputed issues of claim interpretation, and on June 11, 1996 announced its rulings, which were largely consistent with Intel's proposed interpretations. The parties subsequently agreed to dismiss the jury, and Intel moved for summary judgment on the processes remaining in the case. This motion is currently under consideration. The Company believes this lawsuit to be without merit and will defend the case vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, continues to believe that the ultimate outcome will not have a material adverse effect on Intel's financial position or overall trends in results of operations. This estimate of the potential impact on the Company could change in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results  of  Operations  - Second Quarter of 1996  Compared  to  Second
Quarter of 1995

Revenues for Q2 1996 increased by 19% compared to Q2 1995. Higher volumes of the rapidly ramping Pentium(R) processor family, partially offset by lower prices and decreasing revenues from sales of related board level products, drove the overall growth in revenues. Revenues from the Intel486(TM) microprocessor family declined substantially, primarily due to a major shift in market demand toward the Company's more advanced microprocessors. Chipsets and flash memory also showed significant revenue growth between these periods. Revenue from royalties was higher than normal during the second quarter of 1996.

Cost of sales rose by 19% from Q2 1995 to Q2 1996, primarily due to increased unit volumes. Gross margin was 53% in Q2 1996 versus 54% in Q2 1995. Although the Company's gross margin percentage had been declining since Q2 1995, it returned to the prior year's level, primarily due to lower memory inventory write offs than the Company has been experiencing recently. In addition, gross margin in the second quarter of 1996 benefited from the higher than normal royalties during the period.

A majority and growing portion of the Company's revenues, and a substantial majority of its gross margin, are derived from sales of the Pentium processor family including related board level products. Although sales of the Intel486 microprocessor family represented a significant portion of Q2 1995 revenues and gross margin, revenues and gross margin for these products were negligible for Q2 1996.

Research and development expenses and marketing, general and administrative expenses rose by a total of $193 million, or 25%, from Q2 1995 to Q2 1996. Spending for internal product and process development programs, personnel related spending and Intel Inside(R) and other advertising and marketing expenses accounted for most of the increase.

Interest and other income for Q2 1996 increased by $6 million over the prior year due primarily to the higher average investment balance in Q2 1996, offset in part by lower average interest rates on investments.

The $7 million decrease in interest expense between Q2 1995 and Q2 1996 is primarily the result of lower weighted average borrowing balances.

The Company utilizes investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and uses forward contracts, options and swaps to hedge foreign currency, equity and interest rate market exposures. Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either Q2 1996 or Q2 1995 from hedging activities.

The provision for taxes increased by $40 million, or 8%, primarily as a result of higher pretax earnings in 1996. In addition, the effective tax rate decreased from 37.2% for Q2 1995 to 35% for Q2 1996.

Results  of Operations - First Half of 1996 Compared to First Half of 1995

Revenues for the first half of 1996 increased by 24% compared to the first half of 1995. Higher volumes of the rapidly ramping Pentium processor family, partially offset by lower prices and decreasing revenues from sales of related board level products drove the overall growth in revenues. Revenues from the Intel486 microprocessor family declined substantially, primarily due to a major shift in market demand toward the Company's more advanced microprocessors. Chipsets and flash memory also showed significant revenue growth between these periods. Revenue from royalties was higher than normal during the first half of 1996.

Results of Operations - First Half of 1996 Compared to First Half of 1995 (continued)

Cost of sales rose by 34% from the first half of 1995 to the first half of 1996, primarily due to increased unit volumes. Gross margin was 51% in the first half of 1996 versus 54% in the first half of 1995 as 1996 costs were impacted by inventory reserves and increased costs associated with bringing on advanced manufacturing processes.

A majority and growing portion of the Company's revenues, and a substantial majority of its gross margin, are derived from sales of the Pentium processor family including related board level products. Although sales of the Intel486 microprocessor family represented a significant portion of revenues and gross margin in the first half of 1995, revenues and gross margin for these products were negligible for the first half of 1996.

Research and development expenses and marketing, general and administrative expenses rose by a total of $430 million, or 30%, from the first half of 1995 to the first half of 1996. Spending for internal product and process development programs, personnel related spending and Intel Inside(R) and other advertising and marketing expenses accounted for most of the increase.

Interest and other income for the first half 1996 decreased by $74 million over the prior year due primarily to the gains in the first half of 1995 from the settlement of litigation with Advanced Micro
Devices, Inc. and the sale of a portion of Intel's interest in VLSI Technology, Inc.

The $9 million decrease in interest expense between the first half of 1995 and the first half of 1996 is primarily the result of lower weighted average borrowing balances.

The Company utilizes investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and uses forward contracts, options and swaps to hedge foreign currency, equity and interest rate market exposures. Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either the first half 1996 or the first half 1995 from hedging activities.

The provision for taxes decreased by $5 million, primarily due to a decrease in the effective tax rate from 37.2% for the first half of 1995 to 35% for the first half of 1996, offset substantially by an increase in pretax earnings in 1996.


Financial Condition

The Company's financial condition remains very strong. As of June 29, 1996, Intel's portfolio of cash and investments totaled $6.04 billion, up from $4.11 billion at December 30, 1995. The Company's other sources of liquidity include credit lines and commercial paper borrowing arrangements that exceed $1.8 billion in the aggregate. The Company also retains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under SEC shelf registration statements.

The Company funded most of its investment needs during the first half of 1996 with cash generated from operations, which totaled $3.82 billion. Major uses of cash during the first half of 1996 included capital spending of $1.6 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity.

Inventory levels, particularly raw material and finished goods, decreased significantly during the first half of 1996, primarily attributable to the sell-through of purchased parts inventory and lower costs of manufacturing in the first half of 1996.

The Company's five largest customers accounted for approximately 30% of net revenues for the six month period ended June 29, 1996. At June 29, 1996, these customers accounted for approximately 22% of net accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Key financing activities in the first half of 1996 included the repurchase of 6.1 million shares of Common Stock for $369 million as part of the Company's authorized stock repurchase program, including
1.8 million shares for $108 million upon the exercise of outstanding put warrants. The Company also sold 6 million put warrants, receiving proceeds of $36 million, while 4.5 million previously outstanding put warrants expired unexercised. Through August 9, 1996, the Company repurchased 8 million shares of its Common Stock for $598 million, issued 3 million put warrants and 2.7 million put warrants expired unexercised. As of August 9, 1996, Intel had the potential obligation to repurchase 12 million shares of Common Stock at an aggregate cost of $795 million under outstanding put warrants. The exercise price of these warrants ranges from $56.25 to $80.75 per share, with an average exercise price of $66 per share. Certain of these put warrants expire upon the Company's stock price reaching certain levels above the exercise price for such put warrants. As of August 9, 1996, 15.8 million shares remained available for repurchase under the repurchase authorization, after reserving shares to cover outstanding put warrants.

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

Although the Company's book-to-bill ratio was above 1.0 for Q2 1996, the Company expects revenue for the third quarter of 1996 to be approximately equal to the second quarter revenue of $4.6 billion. The Company believes that many customers will continue to place orders for immediate delivery ("turns"), consistent with the second quarter. In a turns environment, however, customer order patterns are inherently difficult to predict. Revenue is also a function of the distribution of microprocessor speed and performance levels, which is difficult to forecast. Because of the large price difference between the highest and lowest performance microprocessors, this distribution affects the average price Intel will realize and has a large impact on Intel's revenues.

Intel's strategy has been and continues to be to introduce ever higher performance microprocessors and work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products. In line with this strategy, the Company continues to be on track to position the 120-MHz and 133-MHz Pentium processors as the entry-level processors in the fourth quarter of 1996. If the market demand does not continue to grow and move rapidly toward higher performance products, revenue and gross margin may be impacted, the manufacturing capacity installed might be under-utilized and capital spending may be slowed. The Company may continue to reduce microprocessor prices aggressively and systematically to bring its technology to market. The Company recently announced that it will cut prices on certain members of the Pentium processor family more than previously planned in Q3 1996 and plans to hold those prices through the end of 1996. The Company's pricing policy is subject to change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

The Company expects gross margin percentage in the third quarter to be at the upper end of the model of 50 percent plus or minus a couple of points. Intel's gross margin percentage varies depending in part on the mix of microprocessors and related motherboards within a product family because motherboards generally have lower gross margin percentages than microprocessors. Various other factors, including unit volumes and costs and yield issues, sell-through of purchased components, processor speed mix and mix of shipments of other semiconductors will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

To implement its strategy, Intel continues to build capacity to produce high-performance microprocessors and other products. The Company currently expects capital expenditures for 1996 to be about $3.6 billion. This spending plan is dependent upon delivery times of various machines and construction schedules for new facilities. The current estimate is lower than the previous estimate of $4 billion due to delays in beginning a new facility, improvements in the rate of equipment re-utilization, and early conversion and high yields on the
 .35 micron manufacturing process.

Spending on research and development and marketing, general and administrative expenses is expected to increase about 3 to 4 percent in the third quarter of 1996 from the $956 million in the second quarter of 1996. Expense projections in the third quarter of 1996 are subject to changes based primarily on utilization of cooperative marketing programs by customers.

The Company's future results of operations and the other forward looking statements contained in this outlook involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and general economy; changes in customer order patterns, including timing of delivery and changes in seasonal fluctuations in PC buying patterns; competitive factors, such as rival chip architectures, competing software-compatible microprocessors, acceptance of new products and price pressures; risk of nonpayment of customer receivables; risk of inventory obsolescence due to shifts in market demand; variations in inventory valuation; timing of software industry product introductions; continued success in technological advances, including the manufacturing ramp; excess or shortage of manufacturing capacity; risks associated with foreign operations; changes in the mix of microprocessor speeds and related motherboards; costs and yield issues associated with initiating production at new factories; and litigation involving intellectual property and consumer issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

A.   Litigation

Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995 and
Part II, Item 1. Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1996 for a description of the following legal proceeding.

                    Thorn EMI North America, Inc.
                    vs. Intel, DEL (C95-199)

On May 28, 1996, the Court granted Intel's motion for summary judgment as to several of the fabrication processes at issue, including all processes currently used to make Pentium(R) and Pentium(R) Pro processors. In June 1996, the Court held a "Markman" hearing to resolve remaining disputed issues of claim interpretation, and on June 11, 1996 announced its rulings, which were largely consistent with Intel's proposed interpretations. The parties subsequently agreed to dismiss the jury, and Intel moved for summary judgment on the processes remaining in the case. This motion is currently under consideration. The Company believes this lawsuit to be without merit and will defend the case vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, continues to believe that the ultimate outcome will not have a material adverse effect on Intel's financial position or overall trends in results of operations. This estimate of the potential impact on the Company could change in the future.


Item 2. Changes in Securities

On July 17, 1996, the Board of Directors amended the Bylaws of Intel Corporation to require stockholders to give written notice to the Company not less than 60 days nor more than 120 days prior to the first anniversary of the preceding year's annual stockholders' meeting for nominations or other business to be properly brought before an annual stockholders' meeting. The amended Bylaws also specify certain information that must be set forth in any such notice. Reference is made to Exhibit 3.1 of this Quarterly Report on Form 10-Q for an amended and restated copy of the Bylaws of Intel Corporation.

Item 4.   Submission of Matters to a Vote of Security Holders

At Intel Corporation's Annual Meeting of Stockholders held on May
22, 1996, the following proposals were adopted by the margins indicated.

                                          Number of Shares
                                      Voted for        Withheld
                                      ---------        --------
1. To elect a board of directors
to hold office until the next
annual meeting of stockholders or
until their respective successors
have been elected or appointed.

     C. Barrett                      722,842,763       1,322,666
     W. Chen                         722,889,225       1,276,204
     A. Grove                        722,876,011       1,289,418
     J. Guzy                         722,870,448       1,294,981
     G. Moore                        722,887,157       1,278,272
     M. Palevsky                     722,853,031       1,312,398
     A. Rock                         722,869,667       1,295,762
     J. Shaw                         722,881,807       1,283,622
     L. Vadasz                       722,835,502       1,329,927
     D. Yoffie                       722,847,351       1,318,078
     C. Young                        722,858,101       1,307,328


                                          Number of Shares
                               Voted          Voted                     No
                                 For         Against     Abstained     Vote
                               --------------------------------------------
2. To ratify the appointment   721,999,541   873,145     1,292,739      3
of the accounting firm of
Ernst & Young LLP as
independent auditors for the
Company for the current year.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1  Intel Corporation Bylaws, as amended

10.1 Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective July 15, 1996 (incorporated by reference to Exhibit 4.1.1 of Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration Statement [Registration Statement No. 33-63489] as filed on July 17, 1996).

11.1 Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27   Financial Data Schedule.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 29, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTEL CORPORATION
                              (Registrant)





Date:        August 9, 1996        By:  /s/Andy D. Bryant
                                        ----------------------------
                                        Andy D. Bryant
                                        Vice President and
                                        Chief Financial and
                                        Principal Accounting Officer