Form 10-Q
period 1996-09-28
INTEL CORP
filed 1996-11-12
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 28, 1996

                                 OR

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Shares outstanding of the Registrant's common stock:

          Class                        Outstanding at September 28, 1996
Common Stock, $.001 par value                    820.6 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                             Three Months Ended    Nine Months Ended
                             ------------------    -----------------
                            Sept. 28,  Sept. 30,  Sept. 28,  Sept. 30,
                             1996        1995       1996       1995
                            --------   --------   --------   --------
Net revenues                $ 5,142    $ 4,171    $14,407    $11,622
Costs and expenses:
  Cost of sales               2,201      2,008      6,772      5,422
  Research and development      449        334      1,288        944
  Marketing, general and
    administrative              565        440      1,600      1,274
                            -------    -------    -------    -------
Operating costs and
  expenses                    3,215      2,782      9,660      7,640
                            -------    -------    -------    -------
Operating income              1,927      1,389      4,747      3,982
Interest expense                 (6)        (7)       (14)       (24)
Interest and other
  income, net                    97        101        262        340
                            -------    -------    -------    -------
Income before provision
  for taxes                   2,018      1,483      4,995      4,298
Provision for taxes             706        552      1,748      1,599
                            -------    -------    -------    -------
Net income                  $ 1,312    $   931    $ 3,247    $ 2,699
                            =======    =======    =======    =======
Earnings per common and
  common equivalent share   $  1.48    $  1.05    $  3.67    $  3.06
                            =======    =======    =======    =======
Cash dividends declared
  per common share          $  0.05    $  0.04    $  0.14    $  0.11
                            =======    =======    =======    =======
Weighted average number
  of common and common
  equivalent shares
  outstanding                   885        889        884        883
                            =======    =======    =======    =======

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Balance Sheets           Sept. 28,   Dec. 30,
(in millions)                                      1996       1995
                                                ---------------------
                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                    $  3,513     $ 1,463
  Short-term investments                          2,307         995
  Accounts receivable, net                        3,488       3,116
  Inventories:
    Raw materials                                   320         674
    Work in process                                 712         707
    Finished goods                                  338         623
                                                -------     -------
                                                  1,370       2,004
                                                -------     -------
  Deferred tax assets                               430         408
  Other current assets                              107         111
                                                -------     -------
Total current assets                             11,215       8,097
                                                -------     -------

Property, plant and equipment, at cost           13,621      11,792
Less:  Accumulated depreciation                  (5,363)     (4,321)
                                                -------     -------
Property, plant and equipment, net                8,258       7,471
Long-term investments                             1,407       1,653
Other assets                                        192         283
                                                -------     -------
TOTAL ASSETS                                    $21,072     $17,504
                                                =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                               $   409     $   346
  Accounts payable                                  790         864
  Accrued compensation and benefits                 825         758
  Accrued advertising                               331         218
  Other accrued liabilities                         506         328
  Deferred income on shipments to distributors      342         304
  Income taxes payable                              803         801
                                                -------     -------
Total current liabilities                         4,006       3,619
                                                -------     -------
Long-term debt                                      702         400
Deferred tax liabilities                            853         620
Put warrants                                        547         725
Stockholders' equity:
  Preferred stock                                    --          --
  Common stock and capital in excess
    of par value                                  2,830       2,583
  Retained earnings                              12,134       9,557
                                                -------     -------
Total stockholders' equity                       14,964      12,140
                                                -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $21,072     $17,504
                                                =======     =======

(See Notes to Consolidated Condensed Financial Statements.)

Intel Corporation
Consolidated Condensed Statements of Cash Flows
(unaudited, in millions)
                                                 Nine Months Ended
                                                 -----------------
                                                Sept. 28,  Sept. 30,
                                                  1996       1995
Cash flows provided by (used for) operating     --------   --------
  activities:
Net income                                      $ 3,247    $ 2,699
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                    1,369        985
  Net loss on retirements of property,
    plant and equipment                              78         51
  Amortization of debt discount                      --          9
  Change in deferred tax assets and liabilities     158        185
  Changes in assets and liabilities:
    (Increase) in accounts receivable              (372)    (1,383)
    Decrease (increase) in inventories              634       (941)
    Decrease (increase) in other assets              38       (269)
    (Decrease) increase in accounts payable         (74)       366
    Increase in accrued compensation and benefits    67         42
    Increase in income taxes payable                  2        457
    Increase (decrease) in other liabilities        321       (145)
    Tax benefit from employee stock plans            98         94
    Purchases of trading assets                     (75)        --
    Gain on trading assets                           (5)        --
                                                 ------     ------
    Total adjustments                             2,239       (549)
                                                 ------     ------
Net cash provided by operating activities         5,486      2,150
Cash flows provided by (used for) investing      ------     ------
  activities:
  Additions to property, plant and equipment     (2,234)    (2,570)
  Purchases of long-term, available-for-sale
    investments                                     (40)       (98)
  Sales of long-term, available-for-sale
    investments                                      --        114
  Maturities and other changes in available-
    for-sale investments, net                      (732)       961
                                                 ------     ------
Net cash (used for) investing activities         (3,006)    (1,593)
                                                 ------     ------
Cash flows provided by (used for) financing
  activities:
  Increase in short-term debt, net                   63        397
  Additions to long-term debt                       300         --
  Proceeds from sales of shares through employee
    stock plans and other                           225        183
  Proceeds from sales of put warrants                56         64
  Repurchase and retirement of common stock        (967)      (971)
  Payment of dividends to stockholders             (107)       (83)
                                                 ------     ------
Net cash (used for) financing activities           (430)      (410)
                                                 ------     ------
Net increase in cash and cash equivalents        $2,050     $  147
                                                 ======     ======
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
   Interest                                      $   35     $   67
   Income taxes                                  $1,384     $  863

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

2.   Interest and other income includes (in millions):

                         Three Months Ended     Nine Months Ended
                         ------------------     -----------------
                        Sept. 28,  Sept. 30,   Sept. 28,  Sept. 30,
                          1996       1995        1996       1995
                        --------   --------    --------   --------
     Interest income       $ 91       $ 61        $249       $210
     Foreign currency         2          8          16         18
       gains
     Other income
       (expense), net         4         32          (3)       112
                           ----       ----        ----       ----
     Total                 $ 97       $101        $262       $340
                           ====       ====        ====       ====

     Other income for the nine months ended September 30, 1995 included approximately $58 million from the settlement of all ongoing litigation with Advanced Micro Devices, Inc. and $23 million from the sale of a portion of the Company's interest in VLSI Technologies, Inc. (both occurring in the first quarter of 1995), and $37 million from the sale of a portion of the Company's interest in Altera Corporation in the third quarter of 1995.

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

4. The Company's available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. Beginning in the first quarter of 1996, the Company purchased securities classified as trading assets. The Company's trading assets ($80 million at September 28, 1996) are held to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. The trading assets consist of marketable equity securities and are stated at fair value. Both realized and unrealized gains and losses on trading assets are included in other income or expense and generally offset the change in the deferred compensation liability which is also included in other income or expense.

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

6. During the third quarter of 1996, the Company repurchased 8.0 million shares of Common Stock under the Company's authorized repurchase program at a cost of $598 million. As of September 28, 1996, after reserving shares to cover the outstanding put warrants, approximately 19.3 million shares remained available under the repurchase program (total authorization of 110 million shares) authorized by the Board of Directors. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

7. In a series of private placements during the 1991-1996 period, the Company sold put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company, at a specified price, if the holder exercises the warrant. Activity during the first nine months of 1996 is summarized as follows:

                                       Put Warrants Outstanding
                       Cumulative      ------------------------
                        Proceeds       Number        Potential
     (In millions)      Received     Of Warrants     Obligation
     ----------------------------------------------------------
     December 30, 1995     $ 279          12.0          $ 725
     Sales                    18           3.0            175
     Exercises                            (1.8)          (108)
     Expirations              --          (1.5)           (58)
                           -----         -----          -----
     March 30, 1996        $ 297          11.7           $734
     Sales                    18           3.0            202
     Expirations              --          (3.0)          (186)
                           -----         -----          -----
     June 29, 1996         $ 315          11.7          $ 750
     Sales                    20           3.0            226
     Expirations              --          (6.2)          (429)
                           -----         -----          -----
     September 28, 1996    $ 335           8.5          $ 547
                           =====         =====          =====

     The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as put warrants. The 8.5 million put warrants outstanding on September 28, 1996 expire on various dates between November 1996 and August 1997 and have exercise prices ranging from $56.25 to $80.75 per share, with an average exercise price of $64. There is no material dilutive effect on earnings per share for the periods presented. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

8. On March 29, 1995, Thorn EMI North America Inc. (EMI Group, NA) brought suit in Federal Court in Delaware against Intel alleging that certain Intel manufacturing processes infringe a U.S. patent. In May 1996, the Court granted Intel's motion for summary judgment on some of the processes in issue. In November 1996, the Court granted Intel's motion for summary judgment on the remaining processes in issue and entered judgment in favor of Intel and against EMI on the claims in EMI's complaint. EMI may appeal this decision.

9. In August 1996 the Company entered into a private reverse repurchase arrangement under which it borrowed $300 million, payable in 2001, at a current effective borrowing rate of LIBOR less 1.5%. The funds received under this arrangement are available for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Third Quarter of 1996 Compared to Third Quarter of 1995

Revenues for Q3 1996 increased by 23% compared to Q3 1995. Higher volumes of the rapidly ramping Pentium(TM) processor family, partially offset by lower processor prices and decreasing revenues from sales of related board level products, drove the overall growth in revenues.
Revenues  from   the   Intel486(TM) microprocessor   family    declined
substantially, primarily due to a major shift in market demand toward the Company's more advanced microprocessors. Chipsets and flash memory also showed significant revenue growth between these periods.

Cost of sales rose by 10% from Q3 1995 to Q3 1996, primarily due to increased unit volumes. Gross margin was 57% in Q3 1996 versus 52% in Q3 1995. The increase in gross margin is due primarily to a shift in the mix to higher margin products.

A majority and growing portion of the Company's revenues, and a substantial majority of its gross margin, are derived from sales of the Pentium processor family including related board level products. Although sales of the Intel486 microprocessor family represented a significant portion of Q3 1995 revenues and gross margin, revenues and gross margin for these products were negligible for Q3 1996.

Research   and   development  expenses  and  marketing,   general   and
administrative expenses rose by a total of $240 million, or 31%, from Q3 1995 to Q3 1996. Spending for internal product and process development programs, personnel related spending and Intel Inside(R) and other advertising and marketing expenses accounted for most of the increase.

Interest and other income for Q3 1996 decreased by $4 million from the prior year due primarily to the fact that Q3 1995 included a $37 million pretax gain on the sale of a portion of Intel's equity interest in another company, offset partially by higher average investment balances in Q3 1996.

The Company utilizes investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and uses forward contracts, options and swaps to hedge foreign currency, equity and interest rate market exposures. Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either Q3 1996 or Q3 1995 from hedging activities.

The provision for taxes increased by $154 million, or 28%, primarily as a result of higher pretax earnings in 1996. In addition, the effective tax rate decreased from 37.2% for Q3 1995 to 35% for Q3 1996.


Results of Operations - First Nine Months of 1996 Compared to First Nine Months of 1995

Revenues for the first nine months of 1996 increased by 24% compared to the first nine months of 1995. Higher volumes of the rapidly ramping Pentium processor family, partially offset by lower processor prices and decreasing revenues from sales of related board level products drove the overall growth in revenues. Revenues from the Intel486 microprocessor family declined substantially, primarily due to a major shift in market demand toward the Company's more advanced microprocessors. Chipsets and flash memory also showed significant revenue growth between these periods.

Cost of sales rose by 25% from the first nine months of 1995 to the first nine months of 1996, primarily due to increased unit volumes. Gross margin was 53% in the first nine months of 1996 and 53% in the first nine months of 1995.

Results of Operations - First Nine Months of 1996 Compared to First Nine Months of 1995 (continued)

A majority and growing portion of the Company's revenues, and a substantial majority of its gross margin, are derived from sales of the Pentium processor family including related board level products. Although sales of the Intel486 microprocessor family represented a significant portion of revenues and gross margin in the first nine months of 1995, revenues and gross margin for these products were negligible for the first nine months of 1996.

Research and development expenses and marketing, general and administrative expenses rose by a total of $670 million, or 30%, from the first nine months of 1995 to the first nine months of 1996.
Spending for internal product and process development programs, personnel related spending and Intel Inside and other advertising and marketing expenses accounted for most of the increase.

Interest and other income for the first nine months of 1996 decreased by $78 million over the prior year due primarily to the gains in the first nine months of 1995 from the settlement of litigation with Advanced Micro Devices, Inc. and the sale of a portion of Intel's interest in certain equity investments, partially offset by higher average investment balances.

The $10 million decrease in interest expense between the first nine months of 1995 and the first nine months of 1996 is primarily the result of lower weighted average borrowing balances.

The Company utilizes investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and uses forward contracts, options and swaps to hedge foreign currency, equity and interest rate market exposures. Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no net impact on the Company's financial results in either the first nine months of 1996 or the first nine months of 1995 from hedging activities.

The provision for taxes increased by $149 million from the first nine months of 1995 to the first nine months of 1996, primarily due by an increase in pretax earnings in 1996. In addition, the effective tax rate decreased from 37.2% for the first nine months of 1995 to 35% for the first nine months of 1996.


Financial Condition

The Company's financial condition remains very strong. As of September 28, 1996, Intel's portfolio of cash and investments totaled $7.23 billion, up from $4.11 billion at December 30, 1995. The Company's other sources of liquidity include credit lines and commercial paper borrowing arrangements that exceed $1.8 billion in the aggregate. The Company also retains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under SEC shelf registration statements.

The Company funded most of its investment needs during the first nine months of 1996 with cash generated from operations, which totaled $5.49 billion. Major uses of cash during the first nine months of 1996 included capital spending of $2.23 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity and $967 million to buy back 14.1 million shares of common stock. Other sources of cash during the first nine months of 1996 included $300 million under a private reverse repurchase arrangement and $225 million in proceeds from the sale of shares primarily pursuant to employee stock plans.

Inventory levels, particularly raw material and finished goods, decreased significantly during the first nine months of 1996, primarily attributable to the sell-through of purchased parts inventory and lower costs of manufacturing in the first nine months of 1996.

The Company's five largest customers accounted for approximately 30% of net revenues for the nine month period ended September 28, 1996. At September 28, 1996, these customers accounted for approximately 25% of net accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Key financing activities in the first nine months of 1996 included the repurchase of 14.1 million shares of Common Stock for $967 million as part of the Company's authorized stock repurchase program, including
1.8 million shares for $108 million upon the exercise of outstanding put warrants. The Company also sold 9 million put warrants, receiving proceeds of $56 million, while 10.7 million outstanding put warrants expired unexercised including 3.5 million issued in Q2 and Q3 1996 which expired upon the Company's stock price reaching certain levels above the exercise price for such warrants. Through November 11, 1996,
3.0 million put warrants expired unexercised, including 1 million put warrants issued in Q3 which expired upon the Company's stock price reaching certain levels above the exercise price for such warrants. As of November 11, 1996, Intel had the potential obligation to repurchase
5.5 million shares of Common Stock at an aggregate cost of $337 million under outstanding put warrants. The exercise price of these warrants ranges from $56 to $69 per share, with an average exercise price of $61 per share. As of November 11, 1996, 22.3 million shares remained available for repurchase under the repurchase authorization, after reserving shares to cover outstanding put warrants.

Management considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, the put warrant obligation and the dividend program.


Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

The Company's book-to-bill ratio was above 1.0 for Q3 1996 and, based upon current strength in bookings and billings, the Company expects revenue for the fourth quarter of 1996 to be significantly higher than third quarter revenue of $5.14 billion. Fourth quarter results are dependent upon strong seasonal sales of PCs and on continued billings strength through the remainder of the quarter. Revenue is also a function of the distribution of microprocessor speeds, which is difficult to forecast. Because of the large price difference between microprocessors with the highest and lowest speeds, this distribution affects the average price Intel will realize and has a large impact on Intel's revenues.

Intel's strategy has been and continues to be to introduce ever higher performance microprocessors and work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products. In line with this strategy, the Company continues to be on track to position the 120-MHz and 133-MHz Pentium processors as the entry-level processors in the fourth quarter of 1996. If the market demand does not continue to grow and move rapidly toward higher performance products, revenue and gross margin may be impacted, the manufacturing capacity installed might be under-utilized and capital spending may be slowed. The Company may continue to reduce microprocessor prices aggressively and systematically to bring its technology to market. The Company announced that it plans to hold prices on certain members of the Pentium processor family through the end of 1996. The Company's pricing policy is subject to change.

Assuming continued strength in billings, the Company expects gross margin percentage in the fourth quarter to be above the third quarter's level of 57 percent. Intel's gross margin percentage varies depending in part on the mix of microprocessors and related motherboards within a product family because motherboards generally have lower gross margin percentages than microprocessors. Various other factors, including unit volumes and cost and yield issues, processor speed mix and mix of shipments of other semiconductors will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

To implement its strategy, Intel continues to build capacity to produce high-performance microprocessors and other products. The Company currently expects capital expenditures for 1996 not to exceed $3.4 billion. This spending plan is dependent upon delivery times of various machines and construction schedules for new facilities. The current estimate is lower than the previous estimate of $3.6 billion due to delays in initiating construction of administrative facilities.

Spending on research and development and marketing, general and administrative expenses is expected to increase about 17 to 20 percent in the fourth quarter of 1996 from the $1.01 billion in the third quarter of 1996, due primarily to seasonally higher advertising costs and revenue dependent expenses such as co-marketing programs. Expense projections in the fourth quarter of 1996 are subject to changes in revenue dependent expenses.

The Company's future results of operations and the other forward looking statements contained in this outlook involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and general economy; changes in customer order patterns, including timing of delivery and changes in seasonal fluctuations in PC buying patterns; competitive factors, such as rival chip architectures, competing software-compatible microprocessors, acceptance of new products and price pressures; risk of inventory obsolescence due to shifts in market demand; variations in inventory valuation; timing of software industry product introductions; continued success in technological advances, including the manufacturing ramp; excess or shortage of manufacturing capacity; risks associated with foreign operations; changes in the mix of microprocessor speeds and related motherboards; costs and yield issues associated with production at factories; and litigation involving intellectual property and consumer issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

A.   Litigation

Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995 and
Part II, Item 1. Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarterly periods ended April 1, 1996, and June 29, 1996 for a description of the following legal proceeding.

           Thorn EMI North America, Inc. (EMI Group, NA) vs. Intel, DEL (C95-199)

Subsequent to the June, 1996 "Markman" hearing, Intel filed a motion for summary judgment on the processes remaining at issue. In November 1996, the Court granted Intel's motion for summary judgment on the remaining processes in issue and entered judgment in favor of Intel and against EMI on the claims in EMI's complaint. EMI may appeal this decision.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits


11.1 Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27   Financial Data Schedule.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 28, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTEL CORPORATION
                              (Registrant)





Date:   November 11, 1996               By: /s/Andy D. Bryant
                                        ---------------------
                                        Andy D. Bryant
                                        Vice President and
                                        Chief Financial and
                                        Principal Accounting Officer