Form 10-K
period 1996-12-28
INTEL CORP
filed 1997-03-28
CIK 50863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 28, 1996, OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required) For the transition period from______to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997

                              $108.5 billion

  817.5 million shares of Common Stock outstanding as of February 28, 1997

                   DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Stockholders for fiscal year ended December 28, 1996 - Part II and Part IV.
(2) Portions of the Registrant's Proxy Statement related to the 1997 Annual Meeting of Stockholders, to be filed subsequent to the date hereof -
     Part III.

                                    PART I
                                    ------


ITEM 1.          BUSINESS

Industry

Intel Corporation and its subsidiaries (collectively called "Intel," the "Company" or the "Registrant") operates predominantly in one industry segment. The Company designs, develops, manufactures and markets microcomputer components and related products at various levels of integration. Intel's principal components consist of silicon-based semiconductors etched with complex patterns of transistors. Each one of these integrated circuits can perform the functions of thousands--some even millions--of individual transistors, diodes, capacitors and resistors.


Products

The Company's major products include microprocessors and related board-level products, chipsets, embedded processors and microcontrollers, flash memory products, network and communications products and conferencing products.

Microprocessors and Related Board-Level Products.
-------------------------------------------------
A microprocessor is the central processing unit of a computer system. It processes system data and controls other devices in the system, acting as the brains of a computer. Intel's flagship microprocessors include the Pentium Pro and the Pentium microprocessor families.

Intel-designed board-level products are used as basic building blocks for consumer, technical and commercial computing applications. Many original equipment manufacturers (OEMs) use Intel's board-level products to build their own computers products. OEM customers buy at this level of integration to accelerate their time-to-market and to direct their investments to other areas of their product lines. The Company provides board-level products to give OEM customers flexibility by enabling them to choose whether to buy at the component or board level.

Intel's developments in the area of semiconductor design and manufacturing have made it possible to decrease the feature size of circuits etched into silicon. This permits a greater number of transistors to be used on each microprocessor, and a greater number of microprocessors to be placed on each silicon wafer. The resulting trend is toward microprocessors that are smaller, faster, consume less power and cost less to manufacture. In 1996, the Company expanded manufacturing capacity on its 0.35 micron process technology, enabling very high-volume production of its newest, fastest Pentium Pro and Pentium microprocessors.

During 1996, the rapid transition of the personal computer (PC) market segment to the Pentium microprocessor continued. Pentium microprocessors now power entry-level to high-end computer systems. Intel significantly expanded the Pentium microprocessor family in 1996, introducing new versions operating at 150, 166 and 200 MHz. The 120- and 133-MHz versions of the Pentium processor are now used in entry-level PCs. In January 1997, the Company introduced versions of the Pentium microprocessor with MMX media enhancement technology, with improvements that significantly enhance media-rich and communications applications.

In 1996, Intel also introduced 133- and 150-MHz versions of the Pentium microprocessor for mobile computers. The 120-MHz mobile Pentium processor, introduced in 1995, is now aimed at entry-level notebook systems. These processors, optimized for notebook and mobile applications, consume less power and come in a smaller package than the desktop or server versions.

In February 1997, the Company introduced the Intel Mobile Module, an integrated module that plugs into a mobile system's motherboard. This module is designed to help equipment manufacturers bring new notebooks to market and to improve notebook performance.

Intel's sixth-generation processor, the Pentium Pro microprocessor, made significant advances in the server and workstation market segments in 1996. The Pentium Pro microprocessor is fully compatible with prior generations and delivers performance comparable to that of traditional mid-range workstations at about one-third of the system cost of such workstations. In 1996, the Pentium Pro microprocessor multiprocessing and manageability features made it a popular choice for enterprise server applications, as well as business desktops utilizing full 32-bit software environments such as Windows NT*. In early 1997, Intel named its new Pentium Pro processor with MMX media enhancement technology the Pentium II processor. This processor initially will be targeted at the business market segment and is expected to be available in computer systems in the first half of 1997.

Sales of Pentium microprocessors and related board-level products comprised a majority of the Company's revenues and a substantial majority of its gross margin during 1995 and 1996. During 1996 Pentium Pro microprocessors and related board-level products became an increasing portion of the Company's revenue and gross margin. The Intel486 microprocessor family contributed negligible revenues and gross margin during 1996. During 1995, the Intel486 microprocessor family represented a significant but rapidly declining portion of the Company's revenues and gross margins, while it comprised a majority of the Company's revenues and a substantial majority of its gross margin during 1994.

During 1996, Intel's OverDrive processors, a family of upgrade microprocessors, expanded to include products based on certain of the newer Pentium microprocessors, allowing users to upgrade their older Pentium processor-based systems. Intel announced OverDrive processors that upgrade systems to the approximate level of 120-, 125-, 133-, 150- and 166-MHz versions of the Pentium microprocessor. Users may still upgrade Intel486 microprocessor systems with the Pentium OverDrive processor as well. In 1997, Intel expects to introduce Pentium OverDrive processors with MMX technology, bringing richer multimedia performance to Pentium processor-based PCs in a single upgrade chip.

Chipsets.
--------- The Company's core-logic chipsets support incremental performance, ease-of-use and new capabilities for systems based on Intel's Pentium and Pentium Pro microprocessors. Based on the Peripheral Components Interconnect
(PCI) bus, the Intel 430 PCIset family for desktop and mobile Pentium microprocessors and the Intel 440 and 450 PCIset families for the Pentium Pro microprocessors perform essential logic functions surrounding the CPU in computers based on Intel architecture processors. Due to the growth of Pentium microprocessor-based systems, Intel has become a major supplier of core-logic chipsets.

In 1996, Intel introduced a new, fourth-generation PCI chipset family for Pentium processors: the 430HX for Pentium processor-based business PCs and the 430VX for Pentium processor-based home and small business PCs. These products signify an important evolution in chipsets: by optimizing two separate chipsets for different market segments, Intel helps OEMs and motherboard manufacturers fine-tune the price-performance of their systems and boards and make specific product designs for their targeted audiences. The Intel430 PCIsets were the first chipset products to support the Universal Serial Bus (USB), a new industry initiative to improve PC performance.

In 1996, Intel also introduced the 440FX PCIset, a highly integrated chip set solution for delivering Pentium Pro processor performance to mainstream business systems. This second-generation PCIset for Pentium Pro processors optimizes system performance for 32-bit application software in 32-bit operating system environments, and supports USB capabilities.

---------------------------------
*   Other brands and names are the property of their respective owners.

Embedded Processors and Microcontrollers.
----------------------------------------- Intel provides embedded products such as microprocessors, microcontrollers and memory components to a wide range of manufacturers. Embedded products are used in products such as automobile engine and braking systems, hard disk drives, laser printers, input/output control modules, cellular phones, home appliances, factory automation control products, commercial and military avionics, and medical instrumentation.

Intel's embedded products line consists of 32-bit processors,including the i960 processor family and the embedded Intel386 and Intel486 processor families; the 16-bit 80C186 processor family; 16-bit MCS 96 microcontrollers; and 8-bit microcontrollers, such as the MCS 51 and MCS 251 microcontroller families.

The Company introduced several embedded control products in 1996, including the MCS 96 architecture-based 87C196LB and 83C196LC/LD 16-bit microcontrollers for automotive applications, such as anti-lock braking, traction control and multi-airbag systems; and the new MCS 151 microcontroller, the 8xC151, offering an intermediate performance and price level between the original 80C51 device and the more recent 8xC251 series of microcontrollers. In early 1997, the Company introduced the i960 RD I/O processor which is dedicated to high-performance input/output subsystems for network servers.

Flash Memory Products.
---------------------- Memory components are used to store user data and computer program code. Flash memory retains information when the power is off. Intel was a key player in defining and promoting the Miniature Card specification for low-cost, very small form-factor flash cards to be used in a variety of consumer electronics applications. In 1996, Intel introduced a new family of Smart Voltage flash memory products made on the Company's 0.4 micron process. Available in 4-, 8- and 16-Mbit levels, the new products are used in network servers and digital audio and digital photography systems.

Network and Communications Products.
------------------------------------  These hardware and software products are sold to corporate network administrators and PC users through reseller, retail and original equipment manufacturer channels. The product line enhances the capabilities of PC systems and networks and makes them easier to use and manage. Intel's networking products are designed to help reduce the total cost of networked business computing by providing high-bandwidth communications to PC desktop and server systems, and making it easier for local area network (LAN) administrators to install and manage their systems.

Intel's networking products consist of network management products, including the LANDesk Management Group of products, and LAN hardware products, such as the EtherExpress family of adapters and Express Switching Hubs and Stackable Hubs.

New LANDesk Management Group products in 1996 included: LANDesk Virus Protect for Windows NT and NetWare* servers as well as client and stand-alone PCs; LANDesk Network Manager software for easier, cost-effective management of Intel's workgroup hubs and switches; and the latest LANDesk Management Technology, enabling administrators to configure new PCs without having to install software manually at each user workstation.

Also in 1996, Intel introduced several new or upgraded LAN products:
100BASE-T4 models of the EtherExpress PRO/100 adapter and Express Stackable Hubs; the NetportExpress PRO/100 print server, allowing workgroups to connect and manage printers at 10Mbps or 100Mbps; and the Intel Express 100BASE-TX Switching Hub, providing 100Mbps networking performance with workgroups of up to hundreds of client PCs. In 1996, the EtherExpress PRO/100 was found by LANQuest Labs to outperform other Fast Ethernet LAN adapters in both Windows NT and Novell NetWare environments.

-------------------------------------
*   Other brands and names are the property of their respective owners.

From time to time, Intel invests in various companies. In February 1997, Intel announced it had acquired Case Technology, based in Copenhagen, Denmark. Case Technology is an innovator in Fast Ethernet networking technology and its products are expected to become elements of Intel's strategy for providing customers with a cost-effective range of networking solutions. Case Technology has expertise and products in the 10 and 100Mbps Ethernet switching and small business and branch office routing areas.

Conferencing Products.
---------------------- The Intel ProShare conferencing technology is used in a PC-based video-conferencing system that offers full application and document sharing and is certified for use in over 25 countries. It gives users powerful, real-time information-sharing capabilities and an innovative way to convey ideas. The technology supports video and data conferences over ISDN or corporate LAN networks. It also supports industry standards, such as the H.320 international telecommunications standard, to conduct video conferences with other H.320-compliant products, including room conferencing systems.

The product line includes the ProShare Conferencing Video System 200, one of the industry's leading desktop conferencing solutions, allowing up to 24 people to simultaneously see each other, convey ideas and edit data from their own PCs, and the ProShare TeamStation, a group video conferencing system for meeting rooms, with all the features of the ProShare Conferencing Video System 200.

In 1996, Intel expanded the ProShare technology family to reach home PC users for the first time with the introduction of the Intel Video Phone with ProShare technology. This consumer video conferencing product allows people to see and hear each other on home PCs using ordinary phone lines. The technology is available in PCs from various companies. The Intel Video Phone runs best on systems with an Intel Pentium processor with MMX technology, for smoothest display of compressed video signals.


Manufacturing

A substantial majority of the Company's wafer production, including microprocessor fabrication, and a significant portion of the assembly and final testing of the resulting components is conducted at domestic Intel facilities in Chandler, Arizona; Aloha, Oregon; Santa Clara, California; and Rio Rancho, New Mexico. A significant portion of Intel's production of microprocessor board-level products and systems takes place at facilities in Hillsboro, Oregon; DuPont, Washington; and Las Piedras, Puerto Rico.

Outside the United States, a significant portion of Intel's wafer production is conducted at plants in Jerusalem, Israel and Leixlip, Ireland. A significant portion of Pentium processor production is conducted at the Ireland site. A majority of the Company's component assembly and testing (including Pentium processor assembly and testing) is performed at facilities in Penang, Malaysia and Manila, Philippines. A significant portion of Intel's production of microprocessor board-level products and systems is conducted at its facility in Leixlip, Ireland.

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

To augment capacity, Intel uses subcontractors to perform assembly of certain products and wafer fabrication for certain components, primarily flash memory and chipsets, and for production capacity of board-level products. A significant portion of Intel's production of board-level products is conducted through the use of subcontractors in Penang, Malaysia.

The manufacture of integrated circuits is a complex process. Normal manufacturing risks include errors and interruptions in the fabrication process and defects in raw materials, as well as other risks, all of which can affect yields.

Employees

At December 28, 1996, the Company employed approximately 48,500 people worldwide.


Sales

Most of Intel's products are sold or licensed through sales offices located near major concentrations of users throughout the United States, Europe, Japan, Asia-Pacific and other parts of the world.

The Company also uses distributors (industrial and retail) and representatives to distribute its products both in the United States and overseas. Typically, distributors handle a wide variety of products, including those competitive with Intel products, and fill orders for many customers. Most of Intel's sales to distributors are made under agreements allowing for price protection and/or the right of return on unsold merchandise. Sales representatives generally do not offer directly competitive products, but may carry complementary items manufactured by others. Representatives do not maintain a product inventory; instead, their customers place large-quantity orders directly with Intel and are referred to distributors for smaller orders. Intel sold products to over one thousand customers worldwide in 1996, none of which represented more than 10% of total revenues.


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

Competition

The Company competes in different product lines to various degrees on the basis of price, performance, availability and quality. Intel is engaged in a rapidly advancing field of technology in which its ability to compete depends upon the continuing improvement of its products and processes, continuing cost reductions and the development of new products to meet changing customer requirements. Prices decline rapidly in the semiconductor industry as unit volume grows, as competition develops, and as production experience is accumulated. Many companies compete with Intel and are engaged in the same basic fields of activity, including research and development. Both foreign and domestic, these competitors range in size from large multinationals to smaller companies competing in specialized market segments. In microprocessor board-level and system products, Intel competes with board manufacturers and microprocessor-based computer manufacturers. Some competitors are also Intel customers.

A number of competitors have developed and begun marketing products that are software compatible with some of the Company's key products. In particular, companies have announced plans to ship products in 1997 intended to compete with the Pentium and Pentium Pro microprocessor families. Many of Intel's competitors are licensed to use Intel patents. Furthermore, based on the current case law, Intel's competitors can design microprocessors that are compatible with Intel microprocessors and avoid Intel patent rights through the use of foundry services that have licenses with Intel. Competitors' products may add features, increase performance or sell at lower prices. The Company also faces significant competition from companies that offer rival microprocessor architectures. The Company cannot predict whether such rival architectures will establish or increase market acceptance or provide increased competition to the Company's products. Future distortion of price maturity curves could occur as software compatible products enter the market in significant volume or alternative architectures gain market acceptance.

Intel's strategy has been, and continues to be, to introduce ever higher performance microprocessors. To implement this strategy, the Company plans to cultivate new businesses and continue to work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products. Intel also is committed to the protection of its intellectual property rights against illegal use. There can be no assurance, however, that competitors will not introduce new products (either software compatible or of rival architectural designs) or reduce prices on existing products. Such developments could have an adverse effect on Intel's revenues and margins.


Research and Development

The Company's competitive position has developed to a large extent because of its emphasis on research and development. This emphasis has enabled Intel to deliver many products before they have become available from competitors, and thus has permitted Intel's customers to commit to the use of these new products in the development of their own products. Intel's research and development activities are directed toward developing new products, hardware technologies and processes, and improving existing products and lowering their cost. Intel is jointly developing a new 64-bit microprocessor architecture and software optimizations with a third party. New 64-bit processors based on this architecture are expected to be initially targeted at server, workstation and enterprise computing products, probably in the late 1990s. The Company also develops "enabling" software technologies, such as open software specifications and software tools, to enhance the functionality and acceptance of the personal computer platform. Intel's expenditures for research and development were $1,808 million, $1,296 million and $1,111 million in fiscal years 1996, 1995 and 1994, respectively. As of December 28, 1996, Intel had approximately 9,100 employees engaged in research and development. The results of Intel's research and development activities depend upon competitive circumstances and Intel's ability to transfer new products to production in a timely and cost-effective manner.

Most design and development of components and other products is performed at Intel's facilities in Santa Clara and Folsom, California; Aloha and Hillsboro, Oregon; Chandler, Arizona; and Haifa, Israel.

Intellectual Property and Licensing

Intellectual property rights that apply to various Intel products include patents, copyrights, trade secrets, trademarks and maskwork rights. Because of the rapidly changing technology and a broad distribution of patents in the semiconductor industry, Intel's present intention is not to rely primarily on intellectual property rights to protect or establish its market position. However, Intel has established an active program to protect its investment in technology by enforcing its intellectual property rights. Intel does not intend to broadly license its intellectual property rights unless it can obtain adequate consideration. Reference is also made to the heading "Competition."

Intel has filed and obtained a number of patents in the United States and abroad. Intel has entered into patent cross-license agreements with many of its major competitors and other parties.

Intel protects many of its computer programs by copyrighting them. Intel has registered numerous copyrights with the United States Copyright Office. The ability to protect or to copyright software in some foreign jurisdictions is not clear. However, Intel has a policy of requiring customers to obtain a software license contract before providing a customer with certain computer programs. Certain components have computer programs embedded in them, and Intel has obtained copyright protection for some of these programs as well. Intel has obtained protection for the maskworks for a number of its components under the Chip Protection Act of 1984.

Intel has obtained certain trademarks and trade names for its products to distinguish genuine Intel products from those of its competitors and is currently engaged in a cooperative program with OEMs to identify personal computers that incorporate genuine Intel microprocessors with the Intel Inside logo. Intel maintains certain details about its processes, products and strategies as trade secrets.

As is the case with many companies in the semiconductor industry, Intel has, from time to time, been notified of claims that it may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, Intel may seek licenses for these intellectual property rights. Intel can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to Intel or that in all cases the dispute will be resolved without litigation.


Compliance with Environmental Regulations

To Intel's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations. However, reference is made to Item 3. Legal Proceedings, of this Form 10-K.

Executive Officers

The following sets forth certain information with regard to executive officers of Intel (ages are as of December 28, 1996):

Craig R. Barrett (age 57) has been Chief Operating Officer since 1993; a director of Intel since 1992; and Executive Vice President since 1990.

Andrew S. Grove (age 60) has been a director of Intel since 1974; President since 1979; and Chief Executive Officer since 1987.

Gordon E. Moore (age 67) has been a director of Intel since 1968 and Chairman of the Board since 1979.

Leslie L. Vadasz (age 60) has been a director of Intel since 1988; and Senior Vice President, Director of Corporate Business Development since 1991.

Frank C. Gill (age 53) has been Executive Vice President and General Manager, Internet and Communications Group since 1996. Prior to that, Mr. Gill was Senior Vice President and General Manager, Intel Products Group from 1991 to 1996.

Paul S. Otellini (age 46) has been Executive Vice President, Director, Sales and Marketing Group since 1996. Prior to that, Mr. Otellini was Senior Vice President, Director, Sales and Marketing Group from 1994 to 1996; Senior Vice President and General Manager, Microprocessor Products Group from 1992 to 1994 and Vice President and General Manager, Microprocessor Products Group from 1991 to 1992.

Gerhard H. Parker (age 53) has been Executive Vice President and General Manager, Technology and Manufacturing Group since 1996. Prior to that, Dr. Parker was Senior Vice President and General Manager, Technology and Manufacturing Group from 1992 to 1996; Vice President and General Manager, Technology and Manufacturing Group from 1990 to 1992.

Ronald J. Whittier (age 60) has been Senior Vice President and General Manager, Content Group since 1995. Prior to that, Mr. Whittier was Senior Vice President and General Manager, Intel Architecture Laboratories from 1993 to 1995 and Vice President and General Manager, Software Technology Group from 1991 to 1992.

Albert Y. C. Yu (age 55) has been Senior Vice President and General Manager, Microprocessor Products Group since 1993. Prior to that, Dr. Yu was Vice President and General Manager, Microprocessor Products Group from 1991 to 1993.

Michael A. Aymar (age 49) has been Vice President and General Manager, Desktop Products Group since 1995. Prior to that, Mr. Aymar was Vice President and General Manager, Intel486 Microprocessor Division from 1994 to 1995 and Vice President and General Manager, Mobile Computing Group from 1991 to 1994.

Andy D. Bryant (age 46) has been Vice President and Chief Financial Officer since 1994. Prior to that, Mr. Bryant was Vice President, Intel Products Group from 1990 to 1994.

F. Thomas Dunlap, Jr. (age 45) has been Vice President, General Counsel and Secretary since 1987.

Patrick P. Gelsinger (age 35) has been Vice President and General Manager, Desktop Products Group since 1996. Prior to that, Mr. Gelsinger was Vice President, Internet and Communications Group and General Manager ICG Product Development from 1995 to 1996; Vice President, Intel Products Group and General Manager, Personal Conferencing Division from 1993 to 1995; Vice President, Intel Products Group and General Manager, PC Enhancement Division-Business Communications from 1992 to 1993; and General Manager, MD 6, Microprocessor Development from 1991 to 1992.

John H. F. Miner (age 41) has been Vice President and General Manager, Enterprise Server Group since 1996. Prior to that, Mr. Miner was Vice President, Desktop Products Group and General Manager, OEM Products and Services Division from 1995 to 1996; General Manager, OEM Products and Services Division from 1993 to 1995 and General Manager, OEM Modules Operation from 1992 to 1993.

Stephen P. Nachtsheim (age 51) has been Vice President and General Manager, Mobile/Handheld Products Group since 1995. Prior to that, Mr. Nachtsheim was Vice President and General Manager, Mobile and Home Products Group from 1994 to 1995; and General Manager of European Intel Products Group from 1990 to 1994.

Ronald J. Smith (age 46) has been Vice President and General Manager, Computing Enhancement Group since 1996. Prior to that, Mr. Smith was Vice President, Desktop Products Group and General Manager, PCI Components Division from 1995 to 1996; and he served in the positions of General Manager, Programmable Logic Device Operation and before that, General Manager , Gate Array Operation for the period covering 1992 to 1995.

ITEM 2.   PROPERTIES

At December 28, 1996, Intel owned the major facilities described below:

No. of Bldgs.   Location        Total Sq. Ft.               Use
-------------   --------        -------------               ---
    61          United States   12,385,000       Executive and administrative
                                                 offices, wafer fabrication,
                                                 components assembly and
                                                 testing, research and
                                                 development, computer and
                                                 service functions, board and
                                                 system assembly, and
                                                 warehousing.

     6          Ireland            959,000       Wafer fabrication, board and
                                                 system assembly, warehousing
                                                 and administrative offices.

     6          Malaysia (A)       531,000       Components assembly and
                                                 testing, warehousing and
                                                 administrative offices.

     4          Israel             380,000       Wafer fabrication, design
                                                 center and administrative
                                                 offices.

     5          Puerto Rico        426,000       Board and system assembly,
                                                 warehousing and
                                                 administrative offices.

     3          England            184,000       Sales and marketing,
                                                 warehousing and
                                                 administrative offices.

     3          Japan              167,000       Sales and marketing,
                                                 warehousing and
                                                 administrative offices.

     1          Philippines        431,000       Components assembly and
                                                 testing, warehousing and
                                                 administrative offices.

     1          Germany             86,000       Sales and marketing and
                                                 administrative offices.

At December 28, 1996, Intel also leased 22 major facilities in the U.S. totaling approximately 722,000 square feet and 12 facilities in other countries totaling approximately 275,000 square feet. These leases expire at varying dates through 2005 and include renewals at the option of Intel.

Intel believes that its existing facilities are suitable and adequate for its present purposes, and the productive capacity in such facilities is in general being utilized. Intel also has 3.5 million square feet of building space under various stages of construction in the United States and abroad for manufacturing and administrative purposes.

----------------------------
(A) The lease on a portion of the land used for these facilities expires in 2032.

ITEM 3.         LEGAL PROCEEDINGS

A. Litigation

                    EMI Group, NA vs. Intel, DEL (C95-199)
                    --------------------------------------

On March 29, 1995, the plaintiff brought suit in Federal Court in Delaware alleging infringement of a U.S. patent relating to processes for manufacturing semiconductors. The plaintiff sought injunctive relief and damages of one and one-quarter percent (1 1/4%) royalties from the sale of microprocessors manufactured using the allegedly infringing processes. In May 1996, the Court granted Intel's motion for summary judgment on some of the processes in issue. In November 1996, the Court granted Intel's motion for summary judgment on the remaining processes in issue and entered judgment in favor of Intel and against the plaintiff on the claims in the complaint. EMI has appealed this decision. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.


B. Environmental Proceedings

Intel has been named to the California and U.S. Superfund lists for three of its sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency (EPA) to evaluate the groundwater in areas adjacent to one of its former sites. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site, including expected costs to complete. Under the California and U.S. Superfund statutes, liability for cleanup of this site and the adjacent area is joint and several. The Company, however, has reached agreement with those same two companies which significantly limits the Company's liabilities under the proposed cleanup plan. Also, the Company has completed extensive studies at its other sites and is engaged in cleanup at several of these sites. In the opinion of management, including internal counsel, the potential losses to the Company in excess of amounts already accrued arising out of these matters will not have a material adverse effect on the Company's financial position or overall trends in results of operations, even if joint and several liability were to be assessed.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II **
                                   ----------


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

     (a) Reference is made to the information regarding market, market price range and dividend information appearing under "Financial Information by Quarter (Unaudited)" on page 37 of the Registrant's 1996 Annual Report to Stockholders which information is hereby incorporated by reference.

     (b) As of February 28, 1997, there were approximately 124,000 registered folders of record of the Registrant's Common Stock.


ITEM 6.     SELECTED FINANCIAL DATA

Reference is made to the information regarding selected financial data for the fiscal years 1992 through 1996, under the heading "Financial Summary" on page 33 of the Registrant's 1996 Annual Report to Stockholders, which information is hereby incorporated by reference.

In addition, the ratios of earnings to fixed charges for each of the five years in the period ended December 28, 1996 are as follows:

                                  Fiscal Year
                 ----------------------------------------------
                 1992      1993      1994      1995      1996

                 20.7x     54.4x     39.5x     67.6x     107.8x

Fixed charges consist of interest expense and the estimated interest component of rent expense.







---------------
** Page references to the 1996 Annual Report to Stockholders or to the Registrant's Proxy Statement related to the 1997 Annual Meeting of Stockholders under Items 5, 6, 7 and 8 in Part II; 10, 11 and 12 in Part III and 14 in Part IV relate to the bound, printed versions of such Report and Proxy Statement, not to the electronic versions appearing at the Intel Internet site (www.intel.com). However, all data referred to also appears in the electronic versions.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information appearing under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 through 36 of the Registrant's 1996 Annual Report to Stockholders, which information is hereby incorporated by reference.

Between December 28, 1996 and March 26, 1997, Intel repurchased 7.7 million shares of Common Stock under the Company's authorized stock repurchase program at a cost of $1.2 billion. The Company also sold 6 million put warrants, receiving proceeds of $88 million, while 3 million previously outstanding put warrants expired unexercised. As of March 26, 1997, the Company had the potential obligation to repurchase 7.5 million shares of Common Stock at an aggregate price of $1.0 billion under outstanding put warrants. The 7.5 million put warrants outstanding at March 26, 1997 expire on various dates between April 1997 and February 1998 and have exercise prices ranging from $66 to $162 per share, with an average exercise price of $136. In March 1997, Intel's Board of Directors approved an increase of up to 30 million shares in the stock repurchase program. With the additional authorization, after reserving shares to cover outstanding put warrants, 39.9 million shares remain available for repurchase under the authorization as of March 26, 1997.

In line with the Company's strategy to introduce ever higher performance microprocessors, Intel plans to introduce the Pentium(R) Pro processor with MMX(TM) media enhancement technology, named the Pentium(R) II, in the first half of 1997.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Intel Corporation at December 28, 1996 and December 30, 1995 and for each of the three years in the period ended December 28, 1996 and the Report of Independent Auditors thereon and Intel Corporation's unaudited quarterly financial data for the two-year period ended December 28, 1996 are incorporated by reference from the Registrant's 1996 Annual Report to Stockholders, on pages 18 through 33 and page 37.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                 PART III
                                 --------


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors and Executive Officers appearing under the heading "Election of Directors" on pages 2 through 5 of the Registrant's Proxy Statement related to the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") , which information is hereby incorporated by reference, and to the information under the heading "Executive Officers" in Part I hereof.


ITEM 11.      EXECUTIVE COMPENSATION

Reference is made to the information appearing under the headings "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation," on pages 6 and 7, 11 and 13, respectively, of the 1997 Proxy Statement, which information is hereby incorporated by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

Reference is made to information appearing in the 1997 Proxy Statement, under the heading "Security Ownership of Certain Beneficial Owners and Management," on pages 16 and 17, which information is hereby incorporated by reference.


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

     (b)             Reports on Form 8-K

None.

                           INDEX TO FINANCIAL STATEMENTS
                         AND FINANCIAL STATEMENT SCHEDULES
                                  (Item 14 (a))



                                           Reference Page
                                                                1996
                                                                  Annual
                                                      Form     Report to
                                                      10K   Stockholders
                                                      ---   ------------


Consolidated Balance Sheets-
  December 28, 1996 and December 30, 1995                             19
Consolidated Statements of Income for
  the years ended December 28, 1996,
  December 30, 1995 and December 31, 1994                             18
Consolidated Statements of Cash Flows
  for the years ended December 28, 1996,
  December 30, 1995 and December 31, 1994                             20
Consolidated Statements of Stockholders'
  Equity for the years ended December 28, 1996,
  December 30, 1995 and December 31, 1994                             21
Notes to Consolidated Financial Statements-
  December 28, 1996, December 30, 1995 and
  December 31, 1994                                                22-31
Report of Ernst & Young LLP, Independent Auditors                     32
Supplementary Information (unaudited)
  Financial Information by Quarter                                    37
Schedule for years ended December 28, 1996,
  December 30, 1995 and December 31, 1994:
          II- Valuation and Qualifying Accounts       18

Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements listed in the above index, which are included in the Company's 1996 Annual Report to Stockholders, are hereby incorporated by reference. With the exception of the pages listed in the above index and the portions of such report referred to in Items 5, 6, 7 and 8 of this Form 10-K, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                INTEL CORPORATION
                                -----------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           December 31, 1994, December 30, 1995 and December 28,1996
                                  (In Millions)




                                       Additions
                          Balance at  Charged to                     Balance
                           Beginning   Costs and                      at End
                             of Year    Expenses    Deductions(A)    of Year
                             -------    --------    --------------   -------

1994

Allowance for Doubtful
           Receivables          $22          $10           $--           $32
                                ---          ---           ---           ---

1995

Allowance for Doubtful
           Receivables          $32          $28           $ 3          $57
                                ---          ---           ---          ---

1996

Allowance for Doubtful
           Receivables          $57          $25           $14          $68
                                ---          ---           ---          ---

(A)  Uncollectible accounts written off, net of recoveries.

                                 INDEX TO EXHIBITS
(Item 14(a))
         Description

3.1 Intel Corporation Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended June 26, 1993 as filed on August 10, 1993).

3.2 Intel Corporation Bylaws as amended (incorporated by reference to exhibit 4.2 of Registrant's Registration Statement on Form S-8 as filed on February 3, 1997).

4.1 Agreement to Provide Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K as filed on March 28, 1986).

4.2 Warrant Agreement dated as of March 1, 1993, as amended between the Registrant and Harris Trust and Savings Bank (as successor Warrant Agent) related to the issuance of 1998 Step-Up Warrants to purchase Common Stock of Intel Corporation (incorporated by reference to
         Exhibit 4.6 of Registrant's Form 10-K as filed on March 25, 1993), together with the First Amendment to Warrant Agreement dated as of October 18, 1993 and the Second Amendment to Warrant Agreement dated as of January 17, 1994 (incorporated by reference to Exhibit 4.4 of the Registrant's Form 10-K as filed on March 25, 1994) and the Third Amendment to Warrant Agreement dated as of May 1, 1995 (incorporated by reference to Exhibit 4.2 of the Registrant's Form 10-K as filed on March 29, 1996).

10.1* Intel Corporation 1984 Stock Option Plan as amended and restated, effective March 26, 1997.

10.2* Intel Corporation 1988 Executive Long Term Stock Option Plan as amended and restated, effective March 26, 1997.

10.3* Intel Corporation Executive Officer Bonus Plan as amended and restated effective January 1, 1995 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q for the quarter ended April 5, 1995 as filed on May 15, 1995).

10.4* Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective July 15, 1996 (incorporated by reference to Exhibit 4.1.1 of Registrant's Registration Statement on Form S-8 as filed on July 17, 1996).

11.      Computation of Per Share Earnings.

12. Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

13. Portions of the Annual Report to Stockholders for fiscal year ended December 28, 1996 expressly incorporated by reference herein.

21.      Intel Subsidiaries.

23.      Consent of Ernst & Young LLP, Independent Auditors.

27.      Financial Data Schedule.



--------------------------
* Compensation plans or arrangements in which directors and executive officers are eligible to participate.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
-----------------
Registrant

By /s/ F. Thomas Dunlap, Jr.
----------------------------
       F. Thomas Dunlap, Jr.
       Vice President and Secretary
       March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett                   /s/ Gordon E. Moore
--------------------                   -------------------
    Craig R. Barrett                       Gordon E. Moore
    Director                               Chairman of the Board
    March 26, 1997                         March 26, 1997

                                       /s/ Max Palevsky
--------------------                   -----------------
John Browne                                Max Palevsky
Director                                   Director
March 26, 1997                             March 26, 1997

/s/ Andy D. Bryant                     /s/ Arthur Rock
------------------                     ---------------
    Andy D. Bryant                         Arthur Rock
    Vice President,                        Director
    Chief Financial Officer,               March 26, 1997
    Principal Accounting
    and Financial Officer
    March 26, 1997

                                       /s/ Jane E. Shaw
/s/ Winston H. Chen                    ----------------
-------------------                        Jane E. Shaw
    Winston H. Chen                        Director
    Director                               March 26, 1997
    March 26, 1997
                                      /s/ Leslie L. Vadasz
                                      --------------------
/s/ Andrew S. Grove                       Leslie L. Vadasz
-------------------                       Director
    Andrew S. Grove                       March 26, 1997
    President and Director,
    Principal Executive Officer
    March 26, 1997                   /s/ David B. Yoffie
                                     -------------------
                                         David B. Yoffie
/s/ D. James Guzy                        Director
-----------------                        March 26, 1997
    D. James Guzy
    Director
    March 26, 1997                       ----------------
                                         Charles E. Young
                                         Director
                                         March 26, 1997