Form 10-Q
period 1997-03-29
INTEL CORP
filed 1997-05-13
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934
         For the quarterly period ended March 29, 1997
                                        OR
----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from________to________


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

                                   N/A
                              --------------
(Former name, former address, and former fiscal year, if changed since last report.)

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

          Class                                 Outstanding at March 29, 1997
Common Stock, $.001 par value                           819 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                            Three Months Ended
                                            ------------------
                                        March 29,      March 30,
                                           1997           1996
                                        ---------      ---------
Net revenues                            $  6,448       $  4,644
Costs and expenses:
  Cost of sales                            2,307          2,421
  Research and development                   581            401
  Marketing, general and
    administrative                           693            517
                                        ---------      ---------

Operating costs and expenses               3,581          3,339
                                        ---------      ---------

Operating income                           2,867          1,305
Interest expense                              (7)            (5)
Interest income and other, net               215             76
                                        ---------      ---------

Income before taxes                        3,075          1,376

Provision for taxes                        1,092            482
                                        ---------      ---------

Net income                              $  1,983       $    894
                                        =========      =========
Earnings per common and
  common equivalent share               $   2.20       $   1.02
                                        =========      =========
Cash dividends declared per
  common share                          $   0.05       $   0.04
                                        =========      =========
Weighted average common
  and common equivalent shares
  outstanding                                900            880
                                        =========      =========

See Notes to Consolidated Condensed Financial Statements.


Intel Corporation
Consolidated Condensed Balance Sheets             March 29,      Dec. 28,
(in millions)                                       1997           1996
                                                  --------       --------
                                                 (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                        $ 3,824       $ 4,165
  Short-term investments                             4,529         3,742
  Trading assets                                       146            87
  Accounts receivable, net                           3,984         3,723
  Inventories:
    Raw materials                                      290           280
    Work in process                                    708           672
    Finished goods                                     375           341
                                                   --------      --------
                                                     1,373         1,293
                                                   --------      --------
  Deferred tax assets                                  581           570
  Other current assets                                 144           104
Total current assets                                14,581        13,684
                                                   --------      --------

Property, plant and equipment                       14,902        14,262
Less accumulated depreciation                       (6,170)       (5,775)
Property, plant and equipment, net                   8,732         8,487
Long-term investments                                1,473         1,353
Other assets                                           316           211
                                                   --------      --------
TOTAL ASSETS                                       $25,102       $23,735
                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                  $   713       $   389
  Accounts payable                                   1,044           969
  Deferred income on shipments to distributors         513           474
  Accrued compensation and benefits                    721         1,128
  Accrued advertising                                  446           410
  Other accrued liabilities                            618           507
  Income taxes payable                               1,446           986
                                                   --------      --------
Total current liabilities                            5,501         4,863
                                                   --------      --------
Long-term debt                                         481           728
Deferred tax liabilities                               995           997
Put warrants                                         1,017           275
Stockholders' equity:
  Preferred stock                                       --            --
  Common stock and capital in excess
     of par value                                    2,996          2,897
  Retained earnings                                 14,112         13,975
                                                   --------       --------
Total stockholders' equity                          17,108         16,872
                                                   --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $25,102        $23,735
                                                   ========       ========

See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited, in millions)

                                                   Three Months Ended
                                                   ------------------
                                               March 29,        March 30,
                                                 1997             1996
                                                 ----             ----
Cash flows provided by (used for)
  operating activities:
Net income                                     $ 1,983          $   894
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                                     521              411
  Net loss on retirements of property,
   plant and equipment                              23               28
  Deferred taxes                                    33               48
  Changes in assets and liabilities:
    Accounts receivable                           (261)              15
    Inventories                                    (80)             460
    Trading assets                                 (59)             (75)
    Accounts payable                                75             (103)
    Accrued compensation and benefits             (407)            (301)
    Income taxes payable                           460              120
    Tax benefit from employee stock plans           51               18
    Other assets and liabilities                  (117)              70
                                               -------          -------
        Total adjustments                          239              691
                                               -------          -------

Net cash provided by operating activities        2,222            1,585
                                               -------          -------
Cash flows provided by (used for)
    investing activities:
  Additions to property, plant and equipment      (789)            (832)
  Purchases of available-for-sale investments   (2,263)            (544)
  Sales of available-for-sale investments           75               --
  Maturities and other changes in
    available-for-sale investments               1,292              359
                                               -------          -------
Net cash (used for) investing activities        (1,685)          (1,017)

Cash flows provided by (used for)
    financing activities:
  Increase in short-term debt, net                  24               80
  Additions to long-term debt                       68               --
  Proceeds from sales of shares through employee
    stock plans and other                          137               91
  Proceeds from exercise of 1998 Step-Up Warrants   22                2
  Proceeds from sales of put warrants               88               18
  Repurchase and retirement of common stock     (1,176)            (234)
  Payment of dividends to stockholders             (41)             (33)
                                               -------          -------
Net cash (used for) financing activities          (878)             (76)
                                               -------          -------
Net (decrease) increase in cash
  and cash equivalents                         $  (341)         $   492
                                               =======          =======

Supplemental disclosures of
  cash flow information:
  Cash paid during the period for:
   Interest                                    $     8          $     9
   Income taxes                                $   548          $   286

Certain 1996 amounts have been reclassified to conform to the 1997 presentation. See Notes to Consolidated Condensed Financial Statements.

Intel Corporation, Notes to Consolidated Condensed Financial Statements

1. The accompanying interim consolidated condensed financial statements of Intel Corporation ("Intel," the "Company" or the "Registrant") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 28, 1996. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

2.   Interest income and other includes (in millions):

                                             Three Months Ended
                                             ------------------
                                            March 29,   March 30,
                                              1997        1997
                                            --------    --------
     Interest income                          $127        $ 80
     Foreign currency gains                     13           7
     Other income (expense), net                75         (11)
                                            --------    --------
     Total                                    $215        $ 76
                                            ========    ========

     Other income for the three months ended March 29, 1997 consists primarily of gains on sales of equity investments.

3. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

     Effective December 27, 1997, the Company will adopt Statement of
     Financial Accounting Standards No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods.
     The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The basic earnings per share are expected to reflect an increase of $.22 and $.07 per share for the quarters ended March 29, 1997 and March 30, 1996, respectively, over the primary earnings per share reported for these quarters. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the primary earnings per share of $2.20 and $1.02 reported for the quarters ended March 29, 1997 and March 30, 1996, respectively.

4. At March 29, 1997, a $300 million reverse repurchase arrangement originally payable in 2001 was reclassified from long-term debt to short-term as it is expected to be redeemed or repaid within the next year. In March 1997, the Company borrowed a total of 44 million Irish punts (approximate U.S. dollar equivalent of $68 million) due 2000-2017
     at interest rates ranging from  5% to  7%.   The  borrowings were made
     in connection with the financing of a factory in Ireland, and Intel has invested the proceeds in Irish punt denominated instruments of similar maturity to hedge foreign currency and interest rate exposures.

5. During the first quarter of 1997, the Company repurchased 7.7 million shares of Common Stock under the Company's authorized repurchase program at a cost of $1.2 billion. During the quarter, the Company's Board of Directors approved an increase in the repurchase program of up to 30 million additional shares, bringing the total authorization to 140 million shares. As of March 29, 1997, after allowing for the outstanding put warrants, approximately 39.9 million shares remained available under the repurchase program. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)


6. In a series of private placements during the 1991-1997 period, the Company sold put warrants that entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified price. Activity during the first quarter of 1997 is summarized as follows:

                                             Put Warrants Outstanding
                                             ------------------------
                         Cumulative Premium      Number          Potential
    (In millions)            Received         Of Warrants       Obligation
--------------------------------------------------------------------------
  December 28, 1996           $ 335               4.5            $  275
  Sales                          88               6.0               916
  Expirations                    --              (3.0)             (174)
                              -----             -----            ------
  March 29, 1997              $ 423               7.5            $1,017
                              =====             =====            ======

      The 6 million warrants were sold to banks and investment banks during January and February of 1997. They expire on various dates between October 1997 and February 1998 and have exercise prices ranging from $147 to $162 per share, with an average exercise price of $153. The 7.5 million put warrants outstanding on March 29, 1997 expire on various dates between April 1997 and February 1998 and have exercise prices ranging from $66 to $162 per share, with an average exercise price of $136. The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as put warrants. There is no material dilutive effect on earnings per share for the periods presented. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

7. On January 13, 1997, the Board of Directors of the Company approved a two-for-one stock split to be effected as a special stock distribution of one share of Common Stock for each share of the Company's Common Stock outstanding, subject to stockholder approval of an increase in authorized shares at the Company's Annual Meeting on May 21, 1997. Because the proposed stock split cannot be effected until there is an increase in authorized shares, none of the share, per share, Common Stock, capital in excess of par value or warrant amounts herein has been restated to reflect the effect of this split.

8. Digital Equipment Corporation (DEC) publicly announced on May 13, 1997 that it had filed a lawsuit in U.S. District Court, District of Massachusetts, charging Intel with willful infringement of ten DEC patents in making, using and selling microprocessor products, including Intel's Pentium(R) and Pentium(R) Pro (including Pentium(R) II) microprocessor families. In a press release, DEC alleged that Intel's patent infringement has caused DEC economic injury and, if not stopped, would cause irreparable harm. DEC stated that it is seeking both an injunction and monetary damages, including triple damages for Intel's willful violation of the patents, and that injunction would prohibit Intel from using DEC's patented technology in its present and future microprocessor products.

     Intel  intends  to  closely  review  and to  vigorously  defend  against
     this lawsuit.   Intel  was  only made aware of this lawsuit  as  a
     result of the publication of the DEC press release on May 13, 1997. The Company has had no opportunity to review the allegations of the complaint or to make any assessment as to Intel's defenses or the materiality of any financial impact of the lawsuit in the event that Intel is unsuccessful in defending against such action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - First Quarter of 1997 Compared to First Quarter of
--------------------------------------------------------------------------
1996
----

Revenues for Q1 1997 increased by 39% compared to Q1 1996. Higher volumes of Pentium(R) processors, including processors with MMX(TM) media enhancement technology (collectively the "Pentium processor family"), and Pentium(R) Pro processors, as well as a shift in mix toward higher performance processors, drove the overall growth in revenues. Chipsets also showed significant revenue growth between these periods.

Cost of sales declined by 5% from Q1 1996 to Q1 1997, due to shifts in product mix and factory efficiencies due to increased volume. Costs for Q1 of 1996 also included unusually high inventory reserves, including reserves related to inventories of certain purchased components. Gross margin increased from 48% in Q1 1996 to 64% in Q1 1997 due to the more favorable product mix and the reduced costs discussed above.

For Q1 1997 and Q1 1996, a majority of the Company's revenues, and a substantial majority of its gross margin, were derived from sales of Pentium processor family products, including related board-level products. Sales of Pentium Pro processors and related board-level products represented a significant portion of the Company's revenues and gross margin for the first quarter of 1997.

Research and development expenses and marketing, general and administrative expenses rose by a total of $356 million, or 39%, from Q1 1996 to Q1 1997, primarily due to higher levels of research and development spending on process and product technology, and higher merchandising, Intel Inside(R) program and profit dependent expenses. Expenses were 20% of revenues in Q1 of 1997, the same as Q1 1996.

Interest and other income for Q1 1997 increased by $139 million over the prior year due primarily to higher average investment balances and gains on sales of equity investments.

The Company utilizes investments and corresponding interest rate swaps to preserve principal while enhancing the yield on its investment portfolio without significantly increasing risk, and uses forward contracts, options and swaps to hedge foreign currency, equity and interest rate market exposures of underlying assets, liabilities and other obligations. Gains and losses on these instruments are generally offset by those on the underlying hedged transactions; as a result, there was no material net impact on the Company's financial results in either Q1 1997 or Q1 1996.

The provision for taxes increased by $610 million, or 127%, primarily due to the increase in pretax income in Q1 of 1997. The effective tax rate increased slightly from 35% for Q1 1996 to 35.5% for Q1 1997.


Financial Condition
-------------------

The Company's financial condition remains very strong. As of March 29, 1997, cash, trading assets and short- and long-term investments totaled $10 billion, up from $9.3 billion at December 28, 1996. The Company's other sources of liquidity include credit lines, which are generally uncommitted, and authorized commercial paper borrowings together totaling approximately $1.8 billion. The Company also maintains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under Securities and Exchange Commission shelf registration statements.

The Company funded most of its investment needs during the first quarter of 1997 with cash generated from operations, which totaled $2.2 billion. Major uses of cash during the first quarter of 1997 included capital spending of $789 million for property, plant and equipment, primarily for microprocessor manufacturing capacity, and $1.2 billion to buy back 7.7 million shares of Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

The Company's five largest customers accounted for approximately 35% of net revenues for the three month period ended March 29, 1997. At March 29, 1997, these customers accounted for approximately 27% of net accounts receivable.

Key financing activities in the first quarter of 1997 included the repurchase of 7.7 million shares of Common Stock for $1.2 billion as part of the Company's authorized stock repurchase program. The Company also sold 6 million put warrants, receiving proceeds of $88 million, while 3 million previously outstanding put warrants expired unexercised. From the end of the first quarter of 1997 through May 5, 1997, the Company repurchased 6.5 million shares of its Common Stock at a cost of $945 million, issued 4.5 million put warrants, receiving premiums of $53 million, and 1.5 million put warrants expired unexercised. As of May 5, 1997, Intel had the potential obligation to repurchase 10.5 million shares of Common Stock at an aggregate cost of $1.6 billion under outstanding put warrants. The exercise price of these outstanding warrants ranged from $143 to $162 per share, with an average exercise price of $149 per share. During the first quarter of 1997, the Company's Board of Directors approved an increase of up to 30 million additional shares in the Company's repurchase program. This increase brings the total authorization
to 140  million shares.   As  of  May  5,  1997,  30.4 million  shares
remained  available  for repurchase   under  the  repurchase  authorization,
after  allowing   for   the outstanding put warrants.

Management considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the
foreseeable future,   including  planned  capital  expenditure  programs,
working   capital requirements, the put warrant obligation and the dividend program.


Outlook
-------

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

The Company expects revenue for the second quarter of 1997 to be flat to slightly up from the first quarter revenue of $6.4 billion. Revenue is partly a function of the mix of microprocessors and related motherboards and the mix of microprocessor types and speeds, all of which are difficult to forecast. Because of the large price difference between types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's revenues. In addition, the Company expects to continue to reduce microprocessor prices systematically, focused on
moving  higher  performance  products   into   the mainstream.

Intel's strategy has been, and continues to be, to introduce ever-higher performance microprocessors. To implement this strategy, the Company plans to cultivate new businesses and continue to work with the software industry to develop compelling applications that can take advantage of
this   higher performance,  thus driving demand toward the newer products. In
line  with  this strategy,   the  Company  introduced  the  Pentium  processor
with  MMX   media enhancement  technology  during the first quarter of  1997 and, in May 1997, announced the Pentium(R) II processor which combines the advanced technologies of the Pentium Pro processor with MMX technology. The Company has expanded manufacturing capacity over the last few years and continues to expand capacity based on the assumed continued success of this strategy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

The Company expects the gross margin percentage in the second quarter of 1997 to be flat to slightly down from 64% in the first quarter. Intel's gross
margin expectation  for 1997 is 60 percent plus or minus a few points.   Based
on the first quarter results and current expectations, the gross margin percentage for 1997 is expected to be at the mid to high part of that range. The Company's goal continues to be to grow gross margin dollars, and the Company still believes that over the long-term, the gross margin percentage will be 50 percent plus or minus a few points. Intel's gross margin percentage in any period varies depending on the mix of types of microprocessors sold. The percentage also varies depending on the mix of microprocessors and related motherboards within a product family. Motherboards generally have lower margins than microprocessors, with the percentage of motherboards sold typically being higher early in the product cycle and decreasing as the product matures. In addition, the Company's newest product, the Pentium II, will be packaged with purchased components in a Single Edge Contact cartridge, which over time tends to increase absolute dollar margins but to lower the gross margin percentage. Various other factors, including unit volumes and costs, yield issues associated with production at factories, processor speed mix and mix of shipments of other semiconductors, will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

To implement its strategy, Intel continues to build capacity to produce high-performance microprocessors and other products. The Company currently expects capital expenditures for 1997 to be approximately $4.5 billion. This spending plan is dependent upon expectations regarding manufacturing efficiencies, delivery times of various machines and construction
schedules   for   new facilities.  Depreciation for 1997 is still expected to be  approximately  $2.5 billion.

Spending on research and development and marketing, general and administrative expenses in the second quarter of 1997 is expected to be approximately 7 to 9 percent higher than the $1.3 billion in the first quarter of 1997. Expense projections for the second quarter of 1997 incorporate salary increases and expected higher spending for merchandising and research and development and are subject to changes in revenue and profit dependent expenses.

All microprocessors have errata. (Errata are design defects or errors which may cause a product to deviate from published specifications.) Intel's standard practice since 1995 has been that when a new erratum is identified, the Company works with computer makers and software vendors to understand the issue and evaluate potential fixes, e.g., workarounds. After the erratum is understood, the Company publishes the erratum so that consumers can make their purchasing decisions based upon available information.

The Company's future results of operations and the other forward-looking statements contained in this outlook, in particular the statements regarding revenues, pricing, gross margin, capital spending, depreciation, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the computing industry and in the general economy; changes in customer order patterns, including timing of delivery and changes in
seasonal fluctuations in PC buying patterns; competitive factors,   such  as
rival chip architectures, competing software-compatible microprocessors, acceptance of new products and response to price pressures; unanticipated costs or other adverse effects associated with processors and other products containing errata; risk of inventory obsolescence due to shifts in market demand; variations in inventory valuation; timing of software industry product introductions; continued success in technological advances and their implementation, including the manufacturing ramp; timing of new strategic product and process development efforts; shortage of manufacturing capacity; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

A.     Litigation

Digital Equipment Corporation (DEC) publicly announced on May 13, 1997 that it had filed a lawsuit in U.S. District Court, District of Massachusetts, charging Intel with willful infringement of ten DEC patents in making, using and selling microprocessor products, including Intel's Pentium(R) and
Pentium(R)   Pro (including  Pentium(R)  II) microprocessor families. In  a press release, DEC alleged that Intel's patent infringement has caused DEC economic injury and, if not stopped, would cause irreparable harm. DEC stated that it is seeking both an injunction and monetary damages, including triple damages for Intel's willful violation of the patents, and that injunction would prohibit Intel from using DEC's patented technology in its present and future microprocessor products.

Intel intends to closely review and to vigorously defend against this lawsuit. ntel was only made aware of this lawsuit as a result of the publication of the DEC press release on May 13, 1997. The Company has had no opportunity to review the allegations of the complaint or to make any assessment as to Intel's defenses or the materiality of any financial impact of the lawsuit in the event that Intel is unsuccessful in defending against such action.


Item 2.   Changes in Securities

Unregistered sales of equity securities.

Reference is made to the information on sales of put warrants appearing in
Note 6 under the heading "Intel Corporation, Notes to Consolidated Condensed Financial Statements" in Part I, Item 1 hereof. All such transactions are exempt from registration under Section 4 (2) of the Securities Act of 1933. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these securities.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

11.1 Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27   Financial Data Schedule.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 29, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTEL CORPORATION
                                   (Registrant)



Date:     May 13, 1997                  By:   /s/ Andy D. Bryant
                                              ------------------------
                                              Andy D. Bryant
                                              Vice President,  Chief Financial
                                              Officer and Principal Accounting
                                              and Financial Officer