Form 10-Q
period 1997-06-28
INTEL CORP
filed 1997-08-11
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended June 28, 1997

      OR
_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from_______________to_______________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Shares outstanding of the Registrant's common stock:

          Class                               Outstanding at June 28, 1997
Common Stock, $.001 par value                       1,633 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                  Three Months Ended      Six Months Ended
                                  ------------------      -----------------
                                  Jun. 28,   Jun. 29,     Jun. 28,  Jun. 29,
                                    1997       1996         1997      1996
                                    ----       ----         ----      ----
Net revenues                      $ 5,960    $ 4,621      $12,408   $ 9,265
Costs and expenses:
  Cost of sales                     2,343      2,150        4,650     4,571
  Research and
    development                       575        438        1,156       839
  Marketing, general and
    administrative                    704        518        1,397     1,035
                                  -------    -------      -------   -------

Operating costs and
  expenses                          3,622      3,106        7,203     6,445
                                  -------    -------      -------   -------

Operating income                    2,338      1,515        5,205     2,820
Interest expense                       (7)        (3)         (14)       (8)
Interest income and
  other, net                          219         89          434       165
                                  -------    -------      -------   -------

Income before taxes                 2,550      1,601        5,625     2,977

Provision for taxes                   905        560        1,997     1,042
                                  -------    -------      -------   -------

Net income                        $ 1,645    $ 1,041      $ 3,628   $ 1,935
                                  =======    =======      =======   =======

Earnings per common and
  common equivalent share         $  0.92    $  0.59      $  2.02   $  1.09
                                  =======    =======      =======   =======

Cash dividends declared
  per common share                $ 0.030    $ 0.025      $ 0.055   $ 0.045
                                  =======    =======      =======   =======

Weighted average common
  and common equivalent
  shares outstanding                1,797      1,776        1,798     1,768
                                  =======    =======      =======   =======

See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Balance Sheets             Jun. 28,      Dec. 28,
(in millions)                                       1997          1996
                                                    ----          ----
                                                (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                       $ 4,002       $ 4,165
  Short-term investments                            3,885         3,742
  Trading assets                                      170            87
  Accounts receivable, net                          3,950         3,723
  Inventories:
    Raw materials                                     260           280
    Work in process                                   703           672
    Finished goods                                    480           341
                                                  -------       -------
                                                    1,443         1,293
                                                  -------       -------
  Deferred tax assets                                 591           570
  Other current assets                                148           104
                                                  -------       -------
Total current assets                               14,189        13,684
                                                  -------       -------

Property, plant and equipment                      15,833        14,262
Less accumulated depreciation                       6,661         5,775
                                                  -------       -------
Property, plant and equipment, net                  9,172         8,487
Long-term investments                               1,455         1,353
Other assets                                          331           211
                                                  -------       -------
TOTAL ASSETS                                      $25,147       $23,735
                                                  =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $   181       $   389
  Accounts payable                                  1,022           969
  Deferred income on shipments to distributors        550           474
  Accrued compensation and benefits                   937         1,128
  Accrued advertising                                 485           410
  Other accrued liabilities                           918           507
  Income taxes payable                                542           986
                                                  -------       -------
Total current liabilities                           4,635         4,863
                                                  -------       -------
Long-term debt                                        468           728
Deferred tax liabilities                            1,072           997
Put warrants                                        1,566           275
Stockholders' equity:
  Preferred stock                                      --            --
  Common stock and capital in excess
    of par value                                    3,001         2,897
  Retained earnings                                14,405        13,975
                                                  -------       -------
Total stockholders' equity                         17,406        16,872
                                                  -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $25,147       $23,735
                                                  =======       =======

See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)
(in millions)

                                                    Six Months Ended
                                                    ----------------
                                              Jun. 28,          Jun. 29,
                                               1997              1996
                                               ----              ----
Cash flows provided by (used for) operating
  activities:
Net income                                     $ 3,628           $ 1,935
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                   1,050               873
  Net loss on retirements of property, plant
    and equipment                                   23                60
  Deferred taxes                                    81               103
  Changes in assets and liabilities:
    Accounts receivable                           (227)              216
    Inventories                                   (150)              525
    Trading assets                                 (83)              (79)
    Accounts payable                                53              (108)
    Accrued compensation and benefits             (191)             (129)
    Income taxes payable                          (444)               14
    Tax benefit from employee stock plans          117                62
    Other assets and liabilities                   276               350
                                               -------           -------
       Total adjustments                           505             1,887
                                               -------           -------

Net cash provided by operating activities        4,133             3,822
                                               -------           -------

Cash flows provided by (used for) investing
  activities:
  Additions to property, plant and equipment    (1,758)           (1,604)
  Purchases of available-for-sale investments   (3,380)           (1,189)
  Sales of available-for-sale investments           93                --
  Maturities and other changes in available-for-
    sale investments                             3,047               687
                                               -------           -------
Net cash (used for) investing activities        (1,998)           (2,106)

Cash flows provided by (used for) financing
  activities:
  (Decrease) in short-term debt, net              (208)             (105)
  Additions to long-term debt                       68                --
  Retirement of long-term debt                    (300)               --
  Proceeds from sales of shares through employee
    stock plans and other                          178               132
  Proceeds from exercise of 1998 Step-Up            26                 2
    Warrants
  Proceeds from sales of put warrants              141                36
  Repurchase and retirement of common stock     (2,121)             (369)
  Payment of dividends to stockholders             (82)              (66)
                                               -------           -------
Net cash (used for) financing activities        (2,298)             (370)
                                               -------           -------
Net increase (decrease) in cash and cash       $  (163)          $ 1,346
  equivalents                                  =======           =======

Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
   Interest                                    $    21           $   24
   Income taxes                                $ 2,243           $  819

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

2. In May 1997, the stockholders approved an increase in the Company's authorized shares of Common Stock to 4.5 billion. On July 13, 1997, the Company effected a two-for-one stock split in the form of a special stock distribution to stockholders of record as of June 10, 1997. All share, per share, Common Stock, capital in excess of par value and warrant amounts here-in have been restated to reflect the effect of this split.

3.  Interest and other income includes (in millions):

                            Three Months Ended           Six Months Ended
                            ------------------           ----------------
                            Jun. 28,  Jun. 29,           Jun. 28,  Jun. 29,
                             1997      1996               1997      1996
                             ----      ----               ----      ----
    Interest income         $ 142     $  78              $ 269     $ 158
    Foreign currency gains     12         7                 25        14
    Other income (expense),
      net                      65         4                140        (7)
                            -----     -----              -----     -----
    Total                   $ 219     $  89              $ 434     $ 165
                            =====     =====              =====     =====

    Other income for the six months ended June 28, 1997 consists primarily of gains on sales of equity investments.

4. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

    Effective December 27, 1997, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The basic earnings per share are expected to reflect an increase of $.09 and $.04 per share for the quarters ended June 28, 1997 and June 29, 1996, respectively, over the primary earnings per share reported for these quarters. For the six month periods then ended, the increases are expected to be $.20 and $.09 per share, respectively. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

5. As more fully described in the Company's Annual Report, Intel enters into derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency, equity and interest rate market exposures of underlying assets, liabilities and other obligations. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts, and options that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts, options and swaps that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument is recognized in income in the same period. Subsequent gains or losses on the related derivative instrument are recognized in income in each period until the instrument matures, is terminated or is sold. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt they hedge.
    Cash flows associated with derivative transactions are reported as arising from operating activities in the consolidated statement of cash flows.

6. A $300 million reverse repurchase arrangement originally payable in 2001 was reclassified from long-term debt to short-term during the first quarter of 1997. During the second quarter of 1997 the debt was repaid by the Company. During the first quarter of 1997, the Company borrowed a total of 44 million Irish punts (approximate U.S. dollar equivalent of $68 million) due 2000-2017 at interest rates ranging from 5% to 7%. The borrowings were made in connection with the financing of a factory in Ireland, and Intel has invested the proceeds in Irish punt denominated instruments of similar maturity to hedge foreign currency and interest rate exposures.

7. During the first half of 1997, the Company repurchased 28.4 million shares of Common Stock under the Company's authorized repurchase program at a cost of $2.1 billion. During the first quarter of 1997, the Company's Board of Directors approved an increase in the repurchase program of up to 60 million additional shares, bringing the total authorization to 280 million shares. As of June 28, 1997, after allowing for the outstanding put warrants, approximately 60.8 million shares remained available under the repurchase program. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

8. In a series of private placements during the 1991-1997 period, the Company sold put warrants that entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified price. Activity during the first half of 1997 is summarized as follows:

                                                 Put Warrants Outstanding
                                                 ------------------------
                      Cumulative Proceeds       Number            Potential
    (in millions)         Received           Of Warrants          Obligation
    -------------         --------           -----------          ----------
    December 28, 1996     $  335                  9               $  275
    Sales                     88                 12                  916
    Expirations               --                 (6)                (174)
                          ------             ------               ------
    March 29, 1997        $  423                 15               $1,017
    Sales                     53                  9                  649
    Expirations               --                 (3)                (100)
                          ------             ------               ------
    June 28, 1997         $  476                 21               $1,566
                          ======             ======               ======

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

    A total of 9 million warrants were sold to banks and investment banks during April and May of 1997. They expire on various dates between August 1997 and May 1998 and have exercise prices ranging from $71 to $73 per share, with an average exercise price of $72. The 21 million put warrants outstanding on June 28, 1997 expire on various dates between August 1997 and May 1998 and have exercise prices ranging from $71 to $81 per share, with an average exercise price of $75. The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as put warrants. There is no material dilutive effect on earnings per share for the periods presented. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

9. The Company intends to adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1998. Both Standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of 1998 interim financial statements. Components of comprehensive income include items such as net income and changes in value of available-for-sale securities. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's
    1998 Annual Report.

10. Digital Equipment Corporation (DEC) brought suit in Federal District Court in Massachusetts on May 13, 1997, alleging that Intel has infringed ten patents in making, using, selling and offering to sell microprocessor products, including Pentium(R) and Pentium(R) Pro (including Pentium(R)
    II) microprocessor families. DEC is seeking both an injunction and monetary damages, including triple damages for Intel's alleged willful infringement of the patents. The injunction, if granted, would prohibit Intel from using DEC's patented technology in its microprocessor products. The Company believes that its products do not infringe the DEC patents and intends to defend the lawsuit vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial position or overall trends in results of operations.

    Cyrix Corporation brought suit in Federal District Court in Texas on May
    13, 1997, alleging that Intel has infringed two patents relating to Pentium, Pentium Pro and Pentium II microprocessors. The suit seeks preliminary and permanent injunctive relief along with unspecified damages. The Company believes that its products do not infringe the Cyrix patents and intends to defend the lawsuit vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial position or overall trends in results of operations.

    A former employee of the Company filed an action on September 9, 1996, alleging that Intel's products infringe a patent issued to the plaintiff and that Intel wrongfully terminated his employment with Intel. The suit seeks both monetary damages and injunctive relief. Expert witness discovery closed on July 1, 1997. The plaintiff's expert witness has opined that the plaintiff is entitled to $1.2 billion in damages for Intel's alleged patent infringement. Intel's expert witnesses have opined that, should the plaintiff prevail in the case, he would be entitled to nominal damages only. The Company believes that its products do not infringe the plaintiff's patent and intends to continue to defend this lawsuit vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial position or overall trends in results of operations.

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

11. On July 27, 1997 the Company announced it had entered into a definitive agreement to acquire Chips and Technologies, Inc. and on August 1, 1997 the Company commenced a tender offer for all outstanding shares of Chips and Technologies at a price of $17.50 per share. The tender offer will expire on August 28, 1997. The Company expects that the funds required to complete the transaction will be approximately $416 million. This acquisition is subject to the successful completion of the tender offer and the receipt of certain governmental and regulatory approvals. Subsequent to the Company's announcement, certain shareholders of Chips and Technologies filed several separate lawsuits, each claiming class action status, in state and federal courts against Chips and Technologies, Inc. and its board of directors. The suits challenge and seek to enjoin the pending tender offer by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Second Quarter of 1997 Compared to Second Quarter of 1996

Revenues for Q2 1997 increased by 29% compared to Q2 1996. Higher volumes of Pentium(R) processors, including processors with MMX(TM) media enhancement technology (collectively the "Pentium processor family"), and Pentium(R) Pro and Pentium(R) II processors, as well as a shift in mix toward higher performance processors, drove the overall growth in revenues. Chipsets also showed significant revenue growth between these periods. Royalty revenues were down in Q2 1997 from a higher than normal level in Q2 1996.

Cost of sales rose by 9% from Q2 1996 to Q2 1997. The percentage increase in costs was less than the increase in revenues as a result of shifts in product mix and factory efficiencies due to increased volumes. However, start-up costs were higher in Q2 1997 than in Q2 1996 due to the start-up of the .25 micron microprocessor manufacturing process in Q2 1997. Gross margin increased to 61% in Q2 1997 from 53% in Q2 1996 primarily due to the changes in mix and to a lesser extent due to the volume efficiencies. Gross margin in Q2 1996 included the effect of the higher than normal royalty revenues.

For Q2 1997 and Q2 1996, a majority of the Company's revenues, and a substantial majority of its gross margin, were derived from sales of Pentium processor family products, including related board-level products. Sales of Pentium Pro and Pentium II processors and related board-level products represented a significant portion of the Company's revenues and gross margin for the second quarter of 1997.

Research and development expenses and marketing, general and administrative expenses rose by a total of $323 million, or 34%, from Q2 1996 to Q2 1997, primarily due to higher levels of research and development spending on process and product technology, and higher merchandising, Intel Inside(R) program and profit dependent expenses. Expenses were 21% of revenues in Q2 of 1997, the same as Q2 1996.

Interest and other income for Q2 1997 increased by $130 million over the prior year due primarily to the higher average investment balance in Q2 1997 and gains on sales of equity investments.

The provision for taxes for Q2 1997 increased by $345 million over the prior year primarily as a result of higher pretax earnings. The effective tax rate increased slightly from 35% for Q2 1996 to 35.5% for Q2 1997.


Results of Operations - First Half of 1997 Compared to First Half of 1996

Revenues for the first half of 1997 increased by 34% compared to the first half of 1996. Higher volumes of Pentium processor family processors, and Pentium Pro and Pentium II processors, as well as a shift in mix toward higher performance processors, drove the overall growth in revenues. Chipsets also showed significant revenue growth between these periods. Sales of board-level products and royalty revenues were down in the first half of 1997 from the first half of 1996.

Cost of sales rose by 2% from the first half of 1996 to the first half of 1997. The percentage increase in costs was less than the increase in revenues as a result of shifts in product mix and factory efficiencies due to increased volumes. However, start-up costs were higher in the first half of 1997 than in the prior year due to the start-up of the .25 micron microprocessor manufacturing process in the first half of 1997. Gross margin increased to 63% in the first half of 1997 from 51% in the first half of 1996 primarily due to the changes in mix and to a lesser extent due to the volume efficiencies. Gross margin in the first half of 1996 included the effect of the higher than normal royalty revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - First Half of 1997 Compared to First Half of 1996 (continued)

For the first half of 1997 and 1996, a majority of the Company's revenues, and a substantial majority of its gross margin, were derived from sales of Pentium processor family products, including related board-level products. Sales of Pentium Pro and Pentium II processors and related board-level products represented a significant portion of the Company's revenues and gross margin for the first half of 1997.

Research and development expenses and marketing, general and administrative expenses rose by a total of $679 million, or 36%, from the first half of 1996 to the first half of 1997, primarily due to higher levels of research and development spending on process and product technology, and higher merchandising, Intel Inside(R) program and profit dependent expenses. Expenses were 21% of revenues in the first half of 1997 versus 20% in the first half of 1996.

Interest and other income for the first half of 1997 increased by $269 million over the prior year due primarily to the higher average investment balance in the first half of 1997 and gains on sales of equity investments.

The provision for taxes for the first half of 1997 increased by $955 million over the prior year primarily as a result of higher pretax earnings. The effective tax rate increased slightly from 35% for the first half of 1996 to 35.5% for the first half of 1997.


Financial Condition

The Company's financial condition remains very strong. As of June 28, 1997, cash, trading assets and short- and long-term investments totaled $9.5 billion, up from $9.3 billion at December 28, 1996. The Company's other sources of liquidity include credit lines, which are generally uncommitted, and authorized commercial paper borrowings together totaling approximately $1.8 billion. The Company also maintains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under Securities and Exchange Commission shelf registration statements.

The Company funded most of its investment needs during the first half of 1997 with cash generated from operations, which totaled $4.1 billion. Major uses of cash during the first half of 1997 included capital spending of $1.8 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, and $2.1 billion to buy back 28.4 million shares of Common Stock. In addition, there were net debt repayments of $440 million in the first half of 1997.

The Company's five largest customers accounted for approximately 37% of net revenues for the six month period ended June 28, 1997. At June 28, 1997, these customers accounted for approximately 33% of net accounts receivable.

Key financing activities in the first half of 1997 included the repurchase of
28.4 million shares of Common Stock for $2.1 billion as part of the Company's authorized stock repurchase program. The Company also sold 21 million put warrants, receiving proceeds of $141 million, while 9 million previously outstanding put warrants expired unexercised. From June 28, 1997 through August 7, 1997, the Company repurchased 2.0 million shares of its Common
Stock at a cost of $197 million. In addition, 16 million put warrants expired upon the Company's stock price reaching certain levels above the exercise price for such warrants. As of August 7, 1997, Intel had the potential obligation to repurchase 5 million shares of Common Stock at an aggregate cost of $370 million under outstanding put warrants. The exercise price of these outstanding warrants ranged from $72 to $81 per share, with an average exercise price of $74 per share. During the first half of 1997, the Company's Board of Directors approved an increase of up to 60 million additional shares in the Company's repurchase program. This increase brings the total authorization to 280 million shares. As of August 7, 1997, 74.8 million shares remained available for repurchase under the repurchase authorization, after allowing for the outstanding put warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

On July 27, 1997 the Company announced it had entered into a definitive agreement to acquire Chips and Technologies, Inc. and on August 1, 1997 the Company commenced a tender offer for all outstanding shares of Chips and Technologies at a price of $17.50 per share. The tender offer will expire on August 28, 1997. The Company expects that the funds required to complete the transaction will be approximately $416 million. This acquisition is subject to the successful completion of the tender offer and the receipt of certain governmental and regulatory approvals. Subsequent to the Company's announcement, certain shareholders of Chips and Technologies filed several separate lawsuits, each claiming class action status, in state and federal courts against Chips and Technologies, Inc. and its board of directors. The suits challenge and seek to enjoin the pending tender offer by the Company.

Management considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including the acquisition described above and planned capital expenditure programs, working capital requirements, the put warrant obligation and the dividend program.


Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

The Company expects revenue for the third quarter of 1997 to be flat to slightly up from the second quarter revenue of $6.0 billion. Revenue is partly a function of the mix of microprocessors and related motherboards and the mix of microprocessor types and speeds, all of which are difficult to forecast. Because of the large price difference between types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's revenues. In addition, the Company expects to continue to reduce microprocessor prices systematically, focused on moving higher performance products into the mainstream.

Intel's strategy has been, and continues to be, to introduce ever-higher performance microprocessors. To implement this strategy, the Company plans to cultivate new businesses and continue to work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products. In line with this strategy, the Company introduced the Pentium II processor in May 1997. This processor combines the advanced technologies of the Pentium Pro processor with MMX media enhancement technology. During the second quarter, the Company also introduced a 233-MHz Pentium processor with MMX technology and expanded its line of mobile processors with MMX technology. The Company has expanded manufacturing capacity over the last few years and continues to expand capacity based on the assumed continued success of this strategy.

The Company expects the gross margin percentage in the third quarter of 1997 to be flat to slightly down from 61% in the second quarter. Intel's gross margin expectation for 1997 is 60 percent plus or minus a few points. Based on the first half results and current expectations, the gross margin percentage for 1997 is expected to be at the mid to high part of that range. In the short-term Intel's gross margin percentage varies primarily with revenue levels and product mix. The Company's goal continues to be to grow gross margin dollars, and the Company still believes that over the long-term, the gross margin percentage will be 50 percent plus or minus a few points. Intel's long-term gross margin percentage will vary depending on product mix.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

The gross margin percentage varies depending on the mix of types and speeds of processors sold and the mix of microprocessors and related motherboards within a product family. Motherboards generally have lower margins than microprocessors, with the percentage of motherboards sold typically being higher early in the product cycle and decreasing as the product matures. In addition, the Company's newest product, the Pentium II, is packaged with purchased components in a Single Edge Contact cartridge, and the inclusion of purchased components tends to increase absolute dollar margins but to lower the gross margin percentage. Various other factors, including unit volumes and costs, yield issues associated with production at factories, and mix of shipments of other semiconductors, will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

To implement its strategy, Intel continues to build capacity to produce high-performance microprocessors and other products. The Company currently expects capital expenditures for 1997 to be approximately $4.5 billion. This spending plan is dependent upon expectations regarding manufacturing efficiencies, delivery times of various machines and construction schedules for new facilities. Depreciation for 1997 is now expected to be approximately $2.2 billion, down from previous guidance of approximately $2.5 billion.

Spending on research and development and marketing, general and administrative expenses in the third quarter of 1997 is expected to be approximately 4 to 6 percent higher than the $1.3 billion in the second quarter of 1997. Expense projections for the third quarter of 1997 incorporate expected higher spending for research and development and merchandising and are subject in part to changes in revenue and profit dependent expenses and the impact of any potential acquisition.

The Company expects interest and other income for the third quarter of 1997 to be approximately $140 million, assuming no significant changes in cash balances or interest rates and no unanticipated items.

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

The Company's future results of operations and the other forward-looking statements contained in this outlook, in particular the statements regarding revenues, pricing, gross margin, capital spending, depreciation, research and development expenses, marketing and general and administrative expenses and interest and other income involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the computing industry and in the general economy; changes in customer order patterns, including timing of delivery and changes in seasonal fluctuations in PC buying patterns; competitive factors, such as rival chip architectures, competing software-compatible microprocessors, acceptance of new products and response to price pressures; unanticipated costs or other adverse effects associated with processors and other products containing errata; risk of inventory obsolescence due to shifts in market demand; variations in inventory valuation; excess or shortage of purchased components; timing of software industry product introductions; continued success in technological advances and their implementation, including the manufacturing ramp; excess or shortage of manufacturing capacity; development, implementation and initial production of new strategic products and processes; acquisition strategy and the ability to successfully integrate acquired businesses, enter new market segments and manage the growth of such businesses; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

A.   Litigation

                  Digital Equipment Corporation vs. Intel,
             U.S. District Court, District of Mass. (97-40080)

Digital Equipment Corporation (DEC) brought suit in Federal District Court in Massachusetts on May 13, 1997, alleging that Intel has infringed ten patents in making, using, selling and offering to sell microprocessor products, including Pentium(R) and Pentium(R) Pro (including Pentium(R) II) microprocessor families. DEC is seeking both an injunction and monetary damages, including triple damages for Intel's alleged willful infringement of the patents. The injunction, if granted, would prohibit Intel from using DEC's patented technology in its microprocessor products. The Company believes that its products do not infringe the DEC patents and intends to defend the lawsuit vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial position or overall trends in results of operations.


                        Cyrix Corporation v. Intel
               U.S. District Court, E.D. Texas (4-97cv164)

Cyrix Corporation brought suit in Federal District Court in Texas on May 13, 1997, alleging that Intel has infringed two patents relating to Pentium, Pentium Pro and Pentium II microprocessors. The suit seeks preliminary and permanent injunctive relief along with unspecified damages. The Company believes that its products do not infringe the Cyrix patents and intends to defend the lawsuit vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial position or overall trends in results of operations.


                   Michael W. Scriber v. Intel Corporation
        U.S. District Court for the District of Oregon (CV-1262-AS)

Michael W. Scriber, a former employee of the Company, filed an action on September 9, 1996, alleging that Intel's products infringe a patent issued to the plaintiff and that Intel wrongfully terminated his employment with Intel. The suit seeks both monetary damages and injunctive relief. Expert witness discovery closed on July 1, 1997. The plaintiff's expert witness has opined that the plaintiff is entitled to $1.2 billion in damages for Intel's alleged patent infringement. Intel's expert witnesses have opined that, should the plaintiff prevail in the case, he would be entitled to nominal damages only. The Company believes that its products do not infringe the plaintiff's patent and intends to continue to defend this lawsuit vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial position or overall trends in results of operations.

Item 2.   Changes in Securities

(a)    Modification of rights of security holders.

In May 1997, the stockholders approved an increase in the Company's authorized shares of Common Stock to 4.5 billion. On July 13, 1997, the Company effected a two-for-one stock split in the form of a special stock distribution to stockholders of record as of June 10, 1997. As a result of this stock split, each holder of the 1998 Step-Up Warrants to Purchase Common Stock received one additional warrant for each warrant held. The Warrant Agreement was amended to reflect an exercise price of one half of the former amount and an aggregate number of shares issuable under the warrants of twice the former aggregate number. Reference is made to Exhibit 4.2 of this document, "Fourth Amendment to Warrant Agreement dated as of May 21, 1997."


(c)    Unregistered sales of equity securities.

Reference is made to the information on sales of put warrants appearing in
Note 8 under the heading "Intel Corporation, Notes to Consolidated Condensed Financial Statements" in Part I, Item 1 hereof. All such transactions are exempt from registration under Section 4 (2) of the Securities Act of 1933. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these securities.

Item 4.   Submission of Matters to a Vote of Security Holders

At Intel Corporation's Annual Meeting of Stockholders held on May 21, 1997, the following proposals were adopted by the margins indicated. Due to the fact that the vote was held prior to the effective date of the two-for-one stock split, the following results are presented on a pre-split basis.

                                   Number of Shares

                                   Voted for        Withheld
                                   ---------        --------
1. To elect a board of directors
to hold office until the next
annual meeting of stockholders or
until their respective successors
have been elected or appointed.

     C. Barrett                    715,666,865      2,556,521
     J. Browne                     715,574,280      2,649,107
     W. Chen                       715,653,736      2,569,651
     A. Grove                      715,697,015      2,526,372
     J. Guzy                       715,629,920      2,593,467
     G. Moore                      715,683,463      2,539,924
     A. Rock                       715,628,844      2,594,543
     J. Shaw                       715,637,642      2,585,745
     L. Vadasz                     715,629,973      2,593,414
     D. Yoffie                     715,661,069      2,562,318
     C. Young                      715,654,754      2,577,633

                                   Number of Shares

                               Voted For    Voted       Withheld
                               ---------    -----       --------
                                            Against
                                            -------
2. To ratify the appointment   714,501,995  798,481     2,922,911
of the accounting firm of
Ernst & Young LLP as
independent auditors for the
Company for the current year.

                                   Number of Shares

                               Voted For    Voted       Withheld   No Vote
                               ---------    -----       --------   -------
                                            Against
                                            -------
3. To approve the amendment    695,905,181  18,423,027  3,408,176  487,002
of the Company's Restated
Certificate of Incorporation
to increase the number of
authorized shares of Common
Stock.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

4.2  Fourth Amendment to Warrant Agreement dated as of May 21, 1997.

11.1 Statement re: computation of earnings per share.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27   Financial Data Schedule.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 28, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INTEL CORPORATION
                               (Registrant)





Date:     August 8, 1997                 By:  /s/Andy D. Bryant
                                              --------------------------
                                              Andy D. Bryant
                                              Vice President, Chief Financial
                                              Officer and Principal Accounting
                                              and Financial Officer