Form 10-Q
period 1997-09-27
INTEL CORP
filed 1997-11-10
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934 for the quarterly period ended September 27, 1997

       OR
----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
       period from              to
                   ------------     ------------

Commission File Number  0-6217
                        ------


                             INTEL CORPORATION
         (Exact name of Registrant as specified in its charter)

      Delaware                                             94-1672743
      --------                                             ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


2200 Mission College Boulevard, Santa Clara, California        95052-8119
-------------------------------------------------------        ----------
    (Address of principal executive offices)                   (Zip Code)

                              (408) 765-8080
                              --------------
          (Registrant's telephone number, including area code)

                                    N/A
                              --------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----
Shares outstanding of the Registrant's common stock:

       Class                          Outstanding at September 27, 1997
Common Stock, $.001 par value                      1,636 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                           Three Months Ended    Nine Months Ended
                           ------------------    -----------------
                           Sept.     Sept.       Sept.    Sept
                           27,       28,         27,      28,
                           1997      1996        1997     1996
                           ----      ----        ----     ----

Net revenues               $ 6,155   $ 5,142     $18,563  $ 14,407
Costs and expenses:
  Cost of sales              2,604     2,201       7,254     6,772
  Research and
    development                586       449       1,742     1,288
  Marketing, general and
    administrative             676       565       2,073     1,600
                           -------   -------     -------   -------
Operating costs and
  expenses                   3,866     3,215      11,069     9,660
                           -------   -------     -------   -------
Operating income             2,289     1,927       7,494     4,747
Interest expense                (6)       (6)        (20)      (14)
Interest income and
  other, net                   157        97         591       262
                           -------   -------     -------   -------
Income before taxes          2,440     2,018       8,065     4,995

Provision for taxes            866       706       2,863     1,748
                           -------   -------     -------   -------
Net income                 $ 1,574   $ 1,312     $ 5,202   $ 3,247
                           =======   =======     =======   =======
Earnings per common and
  common equivalent share  $  0.88   $  0.74     $  2.89   $  1.84
                           =======   =======     =======   =======
Cash dividends declared
  per common share         $ 0.030   $ 0.025     $ 0.085   $ 0.070
                           =======   =======     =======   =======
Weighted average common
  and common equivalent
  shares outstanding         1,797     1,770       1,798     1,769
                           =======   =======     =======   =======

See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Balance Sheets           Sept. 27,  Dec. 28,
(in millions)                                     1997       1996
                                                  ----       ----
                                               (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                      $ 4,985   $ 4,165
  Short-term investments                           3,789     3,742
  Trading assets                                     186        87
  Accounts receivable, net                         3,921     3,723
  Inventories:
    Raw materials                                    257       280
    Work in process                                  849       672
    Finished goods                                   401       341
                                                 -------   -------
                                                   1,507     1,293
                                                 -------   -------
  Deferred tax assets                                606       570
  Other current assets                               146       104
                                                 -------   -------
Total current assets                              15,140    13,684
                                                 -------   -------

Property, plant and equipment                     16,812    14,262
Less accumulated depreciation                      7,067     5,775
                                                 -------   -------
Property, plant and equipment, net                 9,745     8,487
Long-term investments                              1,815     1,353
Other assets                                         501       211
                                                 -------   -------
TOTAL ASSETS                                     $27,201   $23,735
                                                 =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                $   297   $   389
  Accounts payable                                 1,197       969
  Deferred income on shipments to distributors       517       474
  Accrued compensation and benefits                1,020     1,128
  Accrued advertising                                481       410
  Other accrued liabilities                          841       507
  Income taxes payable                               811       986
                                                 -------   -------
Total current liabilities                          5,164     4,863
                                                 -------   -------
Long-term debt                                       386       728
Deferred tax liabilities                           1,123       997
Put warrants                                         582       275
Stockholders' equity:
  Preferred stock                                     --        --
  Common stock and capital in excess
    of par value                                   3,389     2,897
  Retained earnings                               16,557    13,975
                                                 -------   -------
Total stockholders' equity                        19,946    16,872
                                                 -------   -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $27,201   $23,735
                                                 =======   =======

See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)
(in millions)

                                                    Nine Months Ended
                                                    -----------------
                                                 Sept. 27,     Sept. 28,
                                                    1997          1996
                                                    ----          ----
Cash flows provided by (used for) operating
  activities:
Net income                                       $ 5,202       $ 3,247
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                     1,609         1,369
  Net loss on retirements of property,
    plant and equipment                               50            78
  Deferred taxes                                      88           158
  Changes in assets and liabilities:
    Accounts receivable                             (198)         (372)
    Inventories                                     (214)          634
    Trading assets                                   (99)          (80)
    Accounts payable                                 228           (74)
    Accrued compensation and benefits               (108)           67
    Income taxes payable                            (175)            2
    Tax benefit from employee stock plans            171            98
    Other assets and liabilities                     (21)          359
                                                 -------       -------
      Total adjustments                            1,331         2,239
                                                 -------       -------
Net cash provided by operating activities          6,533         5,486
                                                 -------       -------

Cash flows provided by (used for) investing
  activities:
  Additions to property, plant and equipment      (2,917)       (2,234)
  Purchases of available-for-sale investments     (5,565)       (2,021)
  Sales of available-for-sale investments             95            --
  Maturities and other changes in
   available-for-sale investments                  5,062         1,249
                                                 -------       -------
Net cash (used for) investing activities          (3,325)       (3,006)
                                                 -------       -------

Cash flows provided by (used for) financing
  activities:
  Increase (decrease) in short-term debt, net       (172)           63
  Additions to long-term debt                         68           300
  Retirement of long-term debt                      (300)           --
  Proceeds from sales of shares through employee
    stock plans and other                            294           223
  Proceeds from exercise of 1998 Step-Up Warrants     35             2
  Proceeds from sales of put warrants                190            56
  Repurchase and retirement of common stock       (2,372)         (967)
  Payment of dividends to stockholders              (131)         (107)
                                                 -------       -------
Net cash (used for) financing activities          (2,388)         (430)
                                                 -------       -------
Net increase in cash and cash equivalents        $   820       $ 2,050
                                                 =======       =======

Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
   Interest                                      $    29       $    35
   Income taxes                                  $ 2,779       $ 1,384

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

2. In May 1997, the stockholders approved an increase in the Company's authorized shares of Common Stock to 4.5 billion. On July 13, 1997, the Company effected a two-for-one stock split in the form of a special stock distribution to stockholders of record as of June 10, 1997. All share, per share, Common Stock and warrant amounts herein have been restated to reflect the effect of this split.

3.  Interest income and other includes (in millions):

                           Three Months Ended           Nine Months Ended
                           ------------------           -----------------
                         Sept. 27,   Sept. 28,        Sept. 27,   Sept. 28,
                           1997        1996             1997        1996
                           ----        ----             ----        ----
     Interest income     $  134      $   91           $  403      $  249
     Foreign currency        19           2               44          16
       gains
     Other income
       (expense), net         4           4              144          (3)
                         ------      ------           ------      ------
     Total               $  157      $   97           $  591      $  262
                         ======      ======           ======      ======

Other income for the nine months ended September 27, 1997 consists primarily of gains on sales of equity investments.

4. Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

Effective December 27, 1997, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The basic earnings per share are expected to reflect an increase of $.08 and $.06 per share for the quarters ended September 27, 1997 and September 28, 1996, respectively, over the primary earnings per share reported for these quarters. For the nine month periods then ended, the increases are expected to be $.29 and $.13 per share, respectively. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

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

7. During the first nine months of 1997, the Company repurchased 30.9 million shares of Common Stock under the Company's authorized repurchase program at a cost of $2.4 billion. During the first quarter of 1997, the Company's Board of Directors approved an increase in the repurchase program of up to 60 million additional shares, bringing the total authorization to 280 million shares. As of September 27, 1997, after allowing for the outstanding put warrants, approximately 72.8 million shares remained available under the repurchase program. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

8. In a series of private placements during the 1991-1997 period, the Company sold put warrants that entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified price. On certain of these warrants, the Company simultaneously entered into additional contractual arrangements which cause the warrants to terminate if the Company's stock price reaches specified levels. Activity during the first nine months of 1997 is summarized as follows:

                                               Put Warrants Outstanding
                                               ------------------------
                        Cumulative Net         Number            Potential
     (in millions)     Proceeds Received    Of Warrants         Obligation
     -------------     -----------------    -----------         ----------
   December 28, 1996         $335               9.0               $  275
   Sales                       88              12.0                  916
   Expirations                 --              (6.0)                (174)
                             ----            ------               ------
   March 29, 1997            $423              15.0               $1,017
   Sales                       53               9.0                  649
   Expirations                 --              (3.0)                (100)
                             ----            ------               ------
   June 28, 1997             $476              21.0               $1,566
   Sales                       49               5.5                  501
   Expirations                 --             (20.0)              (1,485)
                             ----            ------               ------
   September 27, 1997        $525               6.5               $  582
                             ====            ======               ======

A total of 5.5 million warrants were sold to banks and investment banks during August of 1997. They expire on various dates between May and August 1998 and have exercise prices ranging from $88 to $95 per share, with an average exercise price of $91. The 6.5 million put warrants outstanding on September 27, 1997 expire on various dates between February and August 1998 and have exercise prices ranging from $81 to $95 per share, with an average exercise price of $90. The amount related to the Company's potential buyback obligation has been reclassified from stockholders' equity and recorded as put warrants. There is no material dilutive effect on earnings per share for the periods presented. (See
Item 2. Management's Discussion and Analysis for subsequent activity.)

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

10. Digital Equipment Corporation ("Digital") brought suit in Federal District Court in Massachusetts on May 12, 1997, alleging that Intel is infringing ten patents in making, using, selling and offering to sell microprocessor products, including Pentium(R) and Pentium(R) Pro (including Pentium(R) II) microprocessor families. Digital is seeking both an injunction and monetary damages, including triple damages for Intel's alleged willful infringement of the patents. The injunction, if granted, would prohibit Intel from using Digital's patented technology in its microprocessor products. The Company believes that its products do not infringe the Digital patents. The Company has filed a counterclaim against Digital for infringement of nine microprocessor-related (including manufacturing process) patents, and, in a separate action in District Court in Oregon, the Company has claimed that Digital infringes on six video and computer system patents.

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

On October 27, 1997, Intel and Digital announced that they have agreed to establish a broad-based business relationship as described below in Note 12. Among other matters, the two companies agreed to request a stay of all lawsuits until government approval of the agreement is obtained, following which the lawsuits would be dismissed with prejudice.

Cyrix Corporation brought suit in Federal District Court in Texas on May 13, 1997, alleging that Intel has infringed two patents relating to Pentium, Pentium Pro and Pentium II microprocessors. The suit seeks preliminary and permanent injunctive relief along with unspecified damages. The Company believes that its products do not infringe the Cyrix patents and intends to continue to defend the lawsuit vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial position or overall trends in results of operations.

A former employee of the Company filed an action on September 9, 1996, alleging that Intel's products infringe a patent issued to the plaintiff and that Intel wrongfully terminated his employment with Intel. The suit seeks both monetary damages and injunctive relief. Expert witness discovery closed on July 1, 1997. The Company believes that its products do not infringe the plaintiff's patent and intends to continue to defend this lawsuit vigorously. The plaintiff's expert witness has opined that the plaintiff is entitled to $1.2 billion in damages for Intel's alleged patent infringement for the period through December 31, 1996. Intel's expert witnesses have opined that, should the plaintiff prevail in the case, he would be entitled to nominal damages only. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial position or overall trends in results of operations.

11. On July 27, 1997, the Company announced it had entered into a definitive agreement to acquire Chips and Technologies, Inc. ("Chips and Technologies") and on August 1, 1997, the Company commenced a tender offer for all outstanding shares of Chips and Technologies at a price of $17.50 per share. The tender offer is currently scheduled to expire on November 21, 1997. The Company expects that the funds required to complete the transaction will be approximately $416 million, before consideration of any cash to be acquired. This acquisition is subject to the successful completion of the tender offer and the receipt of U.S. government approval. Subsequent to the Company's announcement, certain shareholders of Chips and Technologies filed several separate lawsuits, each claiming class action status, in state and federal courts against Chips and Technologies, its board of directors and Intel. The suits challenge and seek to enjoin the pending tender offer by the Company.
A preliminary settlement has been reached in these matters and currently awaits court approval.

12. On October 27, 1997, the Company and Digital announced that they have agreed to establish a broad-based business relationship. The agreement includes sale of Digital's semiconductor manufacturing operations to Intel for approximately $700 million, a ten-year patent cross-license, supply of both Intel and Alpha microprocessors by Intel to Digital, development by Digital of future systems based on Intel's 64-bit microprocessors and termination of litigation between the companies as described above in Note
10. This agreement is subject to U.S. government approval. The transactions provided for in the agreement are not expected to have a material adverse effect on the Company's financial condition or ongoing results of operations in any reporting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Third Quarter of 1997 Compared to Third Quarter of 1996

Revenues for Q3 1997 increased by 20% compared to Q3 1996. Higher volumes of Pentium(R) processors, including processors with MMX(TM) media enhancement technology (collectively the "Pentium processor family"), and Pentium(R) Pro and Pentium(R) II processors, as well as a shift in mix toward higher performance processors, drove the overall growth in revenues. Chipsets revenues also grew between these periods while flash memory revenues declined.

Cost of sales rose by 18% from Q3 1996 to Q3 1997 due to increased volumes, additional costs associated with purchased components for the Single Edge Contact ("SEC") cartridge in the Pentium II processor and costs related to the continuing ramp of the .25 micron microprocessor manufacturing process in 1997. These cost increases were partially offset by factory efficiencies due to the increased volumes. Gross margin increased to 58% in Q3 1997 from 57% in Q3 1996 due to a more favorable product mix partially offset by weakness in the flash memory market segment and the impact of the SEC cartridge.

For Q3 1997, a majority of the Company's revenues and gross margin were derived from sales of Pentium processor family products, including related board-level products. For Q3 1996, a majority of the Company's revenues and a substantial majority of its gross margin were derived from these products. Sales of Pentium Pro and Pentium II processors and related board-level products represented a significant portion of the Company's revenues and gross margin for the third quarter of 1997.

Research and development expenses and marketing, general and administrative expenses rose by a total of $248 million, or 24%, from Q3 1996 to Q3 1997, primarily due to higher levels of research and development spending on process and product technology, as well as higher merchandising and profit dependent expenses. Expenses were 20.5% of revenues in Q3 of 1997, versus 19.7% in Q3 1996.

Interest income and other for Q3 1997 increased by $60 million over the prior year due primarily to higher average investment balances in Q3 1997.

The provision for taxes for Q3 1997 increased by $160 million over the prior year primarily as a result of higher pretax earnings. The effective tax rate increased slightly from 35% for Q3 1996 to 35.5% for Q3 1997.


Results of Operations - First Nine Months of 1997 Compared to First Nine Months of 1996

Revenues for the first nine months of 1997 increased by 29% compared to the first nine months of 1996. Higher volumes of Pentium family processors, and Pentium Pro and Pentium II processors, as well as a shift in mix toward higher performance processors, drove the overall growth in revenues. Chipsets revenues also grew between these periods while flash memory revenues declined.

Cost of sales rose by 7% from the first nine months of 1996 to the first nine months of 1997 due to increased volumes and costs related to the ramp of the
 .25 micron microprocessor manufacturing process in 1997, partially offset by factory efficiencies due to the increased volumes. Gross margin increased to 61% in the first nine months of 1997 from 53% in the first nine months of 1996 primarily due to the more favorable product mix and to a lesser extent due to the volume efficiencies, partially offset by the weakness in the flash memory market segment.

For the first nine months of 1997 and 1996, a majority of the Company's revenues, and a substantial majority of its gross margin, were derived from sales of Pentium processor family products, including related board-level products. Sales of Pentium Pro and Pentium II processors and related board-level products represented a significant portion of the Company's revenues and gross margin for the first nine months of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - First Nine Months of 1997 Compared to First Nine Months of 1996 (continued)

Research and development expenses and marketing, general and administrative expenses rose by a total of $927 million, or 32%, from the first nine months of 1996 to the first nine months of 1997, primarily due to higher levels of research and development spending on process and product technology, and higher merchandising, Intel Inside(R) program and profit dependent expenses. Expenses were 20.6% of revenues in the first nine months of 1997 versus 20.0% in the first nine months of 1996.

Interest income and other for the first nine months of 1997 increased by $329 million over the prior year due primarily to higher average investment balances in the first nine months of 1997 and gains on sales of equity investments.

The provision for taxes for the first nine months of 1997 increased by $1.1 billion over the prior year primarily as a result of higher pretax earnings. The effective tax rate increased slightly from 35% for the first nine months of 1996 to 35.5% for the first nine months of 1997.


Financial Condition

The Company's financial condition remains very strong. As of September 27, 1997, cash, trading assets and short- and long-term investments totaled $10.8 billion, up from $9.3 billion at December 28, 1996. The Company's other sources of liquidity include credit lines, which are generally uncommitted, and authorized commercial paper borrowings together totaling approximately $1.8 billion. The Company also maintains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under Securities and Exchange Commission shelf registration statements.

The Company funded most of its investment needs during the first nine months of 1997 with cash generated from operations, which totaled $6.5 billion. Major uses of cash during the first nine months of 1997 included capital spending of $2.9 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, and $2.4 billion to buy back 30.9 million shares of Common Stock. In addition, $300 million of long-term debt was repaid in the first nine months of 1997.

The Company's five largest customers accounted for approximately 38% of net revenues for the nine month period ended September 27, 1997. At September 27, 1997, these customers accounted for approximately 35% of net accounts receivable.

Key financing activities in the first nine months of 1997 included the repurchase of 30.9 million shares of Common Stock for $2.4 billion as part of the Company's authorized stock repurchase program. The Company also sold 26.5 million put warrants, receiving proceeds of $190 million, while 29 million put warrants expired unexercised. Of the expired warrants, 20 million had been issued during the current nine month period and 16 million of these expired upon the Company's stock price reaching specified levels. From September 27, 1997 through November 6, 1997, the Company repurchased 5.1 million shares of its Common Stock at a cost of $402 million and sold 8.3 million put warrants. As of November 6, 1997, Intel had the potential obligation to repurchase 14.8 million shares of Common Stock at an aggregate cost of $1.2 billion under outstanding put warrants. The exercise price of these outstanding warrants ranged from $69 to $95 per share, with an average exercise price of $80 per share. During the first quarter of 1997, the Company's Board of Directors approved an increase of up to 60 million additional shares in the Company's repurchase program. This increase brought the total authorization to 280 million shares. As of November 6, 1997, 59.4 million shares remained available for repurchase under the repurchase authorization, after allowing for the outstanding put warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

On July 27, 1997, the Company announced it had entered into a definitive agreement to acquire Chips and Technologies, Inc. ("Chips and Technologies") and on August 1, 1997, the Company commenced a tender offer for all outstanding shares of Chips and Technologies at a price of $17.50 per share. The tender offer is currently scheduled to expire on November 21, 1997. The Company expects that the funds required to complete the transaction will be approximately
$416 million, before consideration of any cash to be acquired. This acquisition is subject to the successful completion of the tender offer and the receipt of U.S. government approval.

On October 27, 1997, the Company and Digital Equipment Corporation ("Digital") announced that they have agreed to establish a broad-based business relationship. Under the agreement, Intel will purchase Digital's semiconductor operations, including facilities in Hudson, Massachusetts as well as development operations in Jerusalem, Israel and Austin, Texas for approximately $700 million. The agreement is subject to U.S. government approval.

Management considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including the acquisitions described above and planned capital expenditure programs, working capital requirements, the put warrant obligation and the dividend program.


Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not take into account the potential effects of future mergers or acquisitions.

The Company expects revenue for the fourth quarter of 1997 to be slightly up from third quarter revenue of $6.2 billion. Revenue is partly a function of the mix of microprocessors and related motherboards and the mix of microprocessor types and speeds, all of which are difficult to forecast. Because of the large price difference between types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's revenues. In addition, the Company expects to continue to reduce microprocessor prices systematically, focused on moving higher performance products into the mainstream.

Intel's primary strategy has been, and continues to be, to introduce ever-higher performance microprocessors. To implement this strategy, the Company plans to cultivate new businesses and continue to work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products. In line with this strategy, the Company introduced 200- and 233-MHz. mobile versions of the Pentium processor with MMX technology during the third quarter of 1997. Subsequent to the end of the quarter, the Company announced that the first member of its new family of 64-bit microprocessors, code named Merced(TM), is scheduled for production in 1999. The processor will be produced on Intel's
0.18 micron process technology, which is currently under development.

The Company expects the gross margin percentage in the fourth quarter of 1997 to be flat to slightly up from 58% in the third quarter. In the short-term, Intel's gross margin percentage varies primarily with revenue levels and product mix. The Company's goal continues to be to grow gross margin dollars, and the Company still believes that over the long-term, the gross margin percentage will be 50 percent plus or minus a few points. Intel's long-term gross margin percentage will vary depending on product mix.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

The gross margin percentage varies depending on the mix of types and speeds of processors sold and the mix of microprocessors and related motherboards within a product family. The Company's most advanced product, the Pentium II, is packaged with purchased components in a Single Edge Contact cartridge, and the inclusion of purchased components tends to increase absolute dollar margins but to lower the gross margin percentage. Various other factors, including unit volumes and costs, yield issues associated with production at factories, and mix of shipments of other semiconductors, will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

The Company has expanded manufacturing capacity over the last few years and continues to expand capacity based on the assumed continued success of its strategy. The Company currently expects capital expenditures for 1997 to be approximately $4.5 billion. This spending plan is dependent upon expectations regarding manufacturing efficiencies, delivery times of various machines and construction schedules for new facilities. Depreciation for 1997 is expected to be approximately $2.2 billion.

Spending on research and development and marketing, general and administrative expenses in the fourth quarter of 1997 is expected to be approximately 10 to 15 percent higher than the $1.3 billion in the third quarter of 1997. Expense projections for the fourth quarter of 1997 incorporate expected seasonally higher spending on advertising and marketing. Expenses are dependent in part on the level of revenue.

The Company expects net interest and other (including interest expense) for the fourth quarter of 1997 to be approximately $160 million, assuming no significant changes in cash balances or interest rates and no unanticipated items.

In September 1997, the Federal Trade Commission staff notified Intel that the Commission has begun an investigation of the Company's business practices. To date, no allegations have been made nor have any charges been filed. The Company has an aggressive program in place to make sure its business practices are in full compliance with federal laws in this area. In 1993, after a similar investigation, the FTC concluded that no further action was warranted and the investigation was closed. Although neither the extent nor the outcome of the investigation can be determined at this time, the Company expects that the current investigation will come to a similar conclusion.

The Company's future results of operations and the other forward-looking statements contained in this outlook, in particular the statements regarding revenues, pricing, new product development, gross margin, capital spending, depreciation, research and development expenses, marketing and general and administrative expenses, and net interest and other involve a number of risks and uncertainties. These statements do not take into account the potential financial and other effects of future mergers or acquisitions, including any one time charges, and related operational risks such as the Company's ability to successfully integrate any acquired businesses, enter new market segments and manage the growth of such businesses.

In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and growth in the computing industry in various geographic regions; changes in customer order patterns, including timing of delivery and changes in seasonal fluctuations in PC buying patterns; competitive factors, such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors, acceptance of new products and response to price pressures; risk of inventory obsolescence due to shifts in market demand; variations in inventory valuation; excess

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

or shortage of purchased components; timing of software industry product introductions; continued success in technological advances and their implementation, including the manufacturing ramp; development, implementation and initial production of new strategic products and processes; excess or shortage of manufacturing capacity; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); risks associated with foreign operations; litigation involving intellectual property and consumer issues; and level of stock repurchases.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

PART II - OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings

A.   Litigation

Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 and to Part II,
Item 1. Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarterly periods ended March 29, 1997 and June 28, 1997 for descriptions of the following and other legal proceedings.


               Digital Equipment Corporation ("Digital") vs. Intel,
                U.S. District Court, District of Mass. (97-40080)

The Company has filed a counterclaim against Digital for infringement of nine microprocessor-related (including manufacturing process) patents, and, in a separate action in District Court in Oregon, the Company has claimed that Digital infringes on six video and computer system patents.

On October 27, 1997, Intel and Digital announced that they have agreed to establish a broad-based business relationship as described in Note 12 under the heading "Intel Corporation, Notes to Consolidated Condensed Financial Statements" in Part I, Item 1 hereof. Among other matters, the two companies agreed to request a stay of all lawsuits until government approval of the agreement is obtained, following which the lawsuits would be dismissed with prejudice.



Item 2.   Changes in Securities


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

27   Financial Data Schedule.


(b)  Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 27, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTEL CORPORATION
                                        (Registrant)





Date:   November 10, 1997               By:  /s/ Andy D. Bryant
                                          ---------------------------------
                                          Andy D. Bryant
                                          Vice President, Chief Financial
                                          Officer and Principal Accounting
                                          Officer