Form 10-K
period 1997-12-27
INTEL CORP
filed 1998-03-27
CIK 50863

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 27, 1997,  OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                to
                                   ----------------  ----------------

Commission File Number 0-6217

                                  INTEL CORPORATION
               (Exact name of registrant as specified in its charter)
          Delaware                                         94-1672743
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

                           Common Stock, $.001 par value
                   1998 Step-Up Warrants to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             ------  ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1998
                                $136.5 billion

     1,626.8 million shares of Common Stock outstanding as of February 28, 1998

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Stockholders for fiscal year ended December 27, 1997 - Parts I, II and IV.
(2) Portions of the Registrant's Proxy Statement related to the 1998 Annual Meeting of Stockholders, to be filed subsequent to the date hereof -
     Part III.

                                     PART I
                                     ------


ITEM 1.   BUSINESS  **

Industry

Intel Corporation and its subsidiaries (collectively called "Intel," the "Company" or the "Registrant") operates predominantly in one industry segment. The Company designs, develops, manufactures and markets computer components and related products at various levels of integration. Intel's principal components consist of silicon-based semiconductors etched with complex patterns of transistors. Many of these integrated circuits can perform the functions of millions of individual transistors, diodes, capacitors and resistors. The Company was incorporated in California in 1968 and reincorporated in Delaware in 1989.


Products

The Company's major products include microprocessors, chipsets, graphics products, embedded processors and microcontrollers, flash memory products, network and communications products, conferencing products and digital imaging products. Intel sells its products to original equipment manufacturers ("OEMs") of computer systems and peripherals; PC users, who buy Intel's PC enhancements, business communications products and networking products through reseller, retail and OEM channels; and other manufacturers, including makers of a wide range of industrial and telecommunications equipment.

Microprocessors.
---------------- A microprocessor is the central processing unit of a computer system. It processes system data and controls other devices in the system, acting as the brains of a computer. Intel's flagship microprocessors include the Pentium(R) processor with MMX(TM) technology and the sixth-generation processor family (including Pentium(R) II and Pentium(R) Pro microprocessors).

Intel's developments in the area of semiconductor design and manufacturing have made it possible to decrease the feature size of circuits etched into silicon. This permits a greater number of transistors to be used on each microprocessor die, and a greater number of microprocessors to be placed on each silicon wafer. The result is smaller, faster microprocessors that consume less power and cost less to manufacture. In 1997, the Company introduced and rapidly ramped manufacturing capacity on its most advanced 0.25-micron process technology, enabling high-volume production of its newest, fastest microprocessors.

The year 1997 was one of major product transitions for Intel. The Company introduced two major new microprocessor products (described below), effectively replacing its previous product lines in this area. Over 90% of the microprocessors shipped in the fourth quarter were introduced in the first five months of 1997. Also during the year, the Company began to focus on separate market segments, from the basic PC (systems costing less than $1,000) to high-performance workstations and servers, which the Company believes offer expanded growth opportunities. As a result, the Company is implementing new plans and strategies to embrace all major market segments.

In January 1997, Intel unveiled the Pentium processor with MMX technology, the first chip to include the Company's new technology to improve performance on media-rich applications. New systems and new software optimized for the Pentium processor with MMX technology were available at the time of the processor's introduction, paving the

------------
** Page references to the 1997 Annual Report to Stockholders or to the Registrant's 1998 Proxy Statement related to the 1998 Annual Meeting of Stockholders under Item 1 in Part I and Items 5, 6, 7, 7A and 8 in Part II; 10, 11, 12 and 13 in Part III and 14 in Part IV relate to the bound, printed versions of such Report and Proxy Statement, not to the electronic versions appearing at the Intel Internet site (www.intel.com). However, all data referred to also appears in the electronic versions.

way for market acceptance of the product. The Company initially offered the Pentium processor with MMX technology at speeds of 200 and 166 MHz for desktop systems and 166 and 150 MHz for mobile computers.

Later in the year, Intel expanded this key product line by introducing new speeds and models. Introduced in June, a 233-MHz Pentium processor with MMX technology provides a higher-performance option for desktop and server systems. Intel expanded the mobile computing line with Pentium processors with MMX technology at 133 MHz in May, 233 MHz and 200 MHz in September, and 266 MHz in January 1998, all aimed at notebook computers. The Company also introduced a 120-MHz version in October 1997 and a 166-MHz version in January 1998 designed especially for the mini-notebook computer market segment. The processors optimized for mobile applications consume less power and come in a smaller package than the desktop/server versions.

Intel also expanded its OverDrive(R) processor family of upgrade microprocessors in 1997. In March, Intel introduced the Pentium Overdrive(R) processor with MMX technology at speeds of 166, 150 and 125 MHz, and in August Intel announced the addition of 200- and 180-MHz versions. This OverDrive processor allows computer users to upgrade most older Pentium processor-based systems to take advantage of the benefits of the MMX media enhancement technology, bringing richer multimedia performance to Pentium processor-based PCs in a single upgrade chip.

In May 1997, the Company launched the Pentium II processor, a new version of its sixth-generation microarchitecture, which incorporates MMX technology for optimal media performance and provides more processing power than any other Intel chip to date. Introduced at speeds of 300, 266 and 233 MHz, the Pentium II processor provides the performance to drive enterprise computing, deliver enhanced capabilities to small businesses, and power demanding workstation systems. The Pentium II processor's Dual Independent Bus architecture addresses the bandwidth limitations of previous-generation processor architectures by using two independent buses that can access data simultaneously and in parallel. The processor also incorporates Dynamic Execution technology, which extends the raw performance of the processor by allowing more data to be processed in parallel in a given period of time. These advanced technologies enable the Pentium II processor to deliver superior results in all three key elements of microprocessor performance: floating point, multimedia and integer calculations. In January 1998, Intel introduced its fastest microprocessor to date, the 333-MHz Pentium II processor.

Intel also introduced a new version of its Pentium Pro microprocessor running at 200 MHz, with one megabyte of integrated Level 2 cache, compared to 512 kilobytes of Level 2 cache in previous versions. As the larger Level
2 cache improves the performance of the processor in multiple-processor systems, this new Pentium Pro processor is targeted for multiprocessing servers and it offers Intel's highest performance for four-way processor and higher based enterprise server systems.

While many of Intel's original equipment manufacturer (OEM) customers use the Company's microprocessors as components in designing their own computer products, some OEMs use Intel-designed board-level products as basic building blocks in their computer products. OEM customers may buy at this level of integration to accelerate their time-to-market and to direct their investments to other areas of their product lines. The Company provides board-level products to give OEM customers flexibility by enabling them to choose whether to buy at the component or board level.

Sales of Pentium family microprocessors and related board-level products comprised a majority of the Company's revenues and gross margin during 1997. During 1996 and 1995, a majority of the Company's revenues and a substantial majority of its gross margin were derived from these products. Sales of Pentium Pro and Pentium II microprocessors became an increasing portion of the Company's revenues and gross margin in 1996 and a significant portion in
1997.   The Intel486(TM) microprocessor family contributed significant but declining revenues and gross margin in 1995 and negligible revenues and gross margin in 1996.

In 1997, the Company announced that the first member of its new family of 64-bit microprocessors, the Merced(TM) processor, is scheduled to ship in 1999. The Merced processor will extend the Intel Architecture with new levels of performance and features for the server and workstation market segments, while still running all the software that currently operates on 32-bit Intel processor-based machines. During the past two years, Intel has been working with industry leaders to create operating systems, applications software and systems that will capitalize on the new IA-64(TM) architecture.

In March 1998, the Company announced a new brand name, Celeron(TM), for a processor that will be designed for the basic PC market segment. The Intel Celeron processor will be based on the same Intel sixth-generation microarchitecture upon which the Pentium II processor is based and is intended to offer a cost-effective solution for PC manufacturers designing basic PC systems. The Celeron processor product is expected to be announced in April.

Chipsets.
--------- The Company's core-logic chipsets support incremental performance, ease-of-use and new capabilities for systems based on the Intel Pentium, Pentium II and Pentium Pro microprocessors. Compatible with the Peripheral Components Interconnect (PCI) bus, and more recently the Accelerated Graphics Port (AGP), these chipsets perform essential logic functions surrounding the CPU and support and extend the graphic, video and other capabilities of many Intel processor-based systems. The Intel 430 PCIset family chipsets are found in many mobile and desktop Pentium processor systems. The Intel 430TX PCIset is designed to maximize performance of media-rich applications in PCs based on the Pentium processor with MMX technology.

In 1997, Intel introduced the Intel 440LX AGPset, a highly integrated chipset featuring AGP technology. Combined with the Pentium II processor, the 440LX AGPset provides the foundational hardware for a new class of PCs optimized for visual computing, facilitating computer manufacturers' development and production of computers delivering improved 3-D imaging performance.

Graphics Products.
------------------ In February 1998, Intel announced its new Intel740(TM) graphics accelerator chip, optimized for use with the Pentium II processor platform and Intel's AGPset chipsets. The Intel740 chip introduces a new 3-D architecture, HyperPipeline 3-D, which includes Parallel Data Processing, for superior 3-D acceleration; Precise-Pixel Interpolation, for realistic image quality; and Direct Memory Execution, enabling more memory bandwidth.

In January 1998, Intel acquired Chips and Technologies, Inc., a leading supplier of notebook graphics accelerator chips. The acquisition is aimed at advancing Intel's capabilities for graphics and visual computing in mobile personal computers.

Embedded Processors and Microcontrollers.
-----------------------------------------  Intel provides embedded products such as microprocessors, microcontrollers and memory components to a wide range of manufacturers. Embedded products are used in products such as industrial PCs, point-of-sales terminals, telecommunications equipment, automobile engine and braking systems, hard disk drives, laser printers, input/output control modules, home appliances, factory automation control products and medical instrumentation.

Intel's embedded products line consists of the 32-bit i960(R) processor family; the 16-bit 80C186 processor family; 16-bit MCS(R) 96 and 296 microcontrollers; and 8-bit microcontrollers, such as the MCS 51 and MCS 151/251 microcontroller families. In addition, embedded Intel Architecture products, including the Intel386(TM), Intel486 and Pentium processor families, and the Intel Embedded Processor Module, a board-level product, provide the power of Intel Architecture processors to embedded applications.

The Company introduced several embedded control products in 1997, including the i960 RD I/O processor, dedicated to high-performance input/output subsystems for network servers in enterprise applications such as electronic commerce, database inquiries and manipulation of video, audio and rich graphics. The i960 RD I/O processor doubles the performance of its predecessor and is used in both server motherboards and adapter cards to complement servers based on the Intel Architecture.

Also during 1997, Intel and industry leaders unveiled the first Intel-based servers with Intelligent Input/Output technology and Intel I/O processors. Intelligent Input/Output technology offloads I/O activity from the server's main microprocessor to an I/O processor such as the i960 processor, increasing overall server performance and scalability.

Flash Memory Products.
---------------------- Memory components are used to store user data and computer program code. Flash memory retains information when the power is off. Intel was a key player in defining and promoting the Miniature Card specification for low-cost, very small form-factor flash cards to be used in a variety of consumer electronics applications.

In September 1997, the Company introduced the first flash memory products to store multiple bits of data in one memory cell, Intel StrataFlash(TM) memory, expanding memory density capacity for a variety of consumer and network applications. In November, the Company unveiled a new family of Miniature Cards based on the Intel StrataFlash memory, the Intel Series 200 Flash Memory Miniature Cards. Available in 4-, 8- and 16-Mbyte densities, the Series 200 Miniature Cards are designed to be used repeatedly without loss of image quality, making them one of the most cost-effective removable-media solutions for applications such as electronic film for today's digital cameras.

Network and Communications Products.
------------------------------------  These hardware and software products are sold to corporate network administrators, small businesses and individual PC users through reseller, retail and original equipment manufacturer channels. Intel's networking products are designed to help reduce the total cost of networked business computing by providing high-bandwidth communications to PC desktop and server systems, and making it easier for local area network (LAN) administrators to install and manage their systems. Intel's networking products consist of network management products, including the LANDesk(R) Network Management product family, and LAN hardware products, such as the EtherExpressT adapters and Express Switching Hubs and Stackable Hubs.

New or upgraded LANDesk Network Management products in 1997 included: LANDesk(R) Management Suite 6, providing an integrated set of services that allows IT managers to control and manage client PCs on both Windows* NT and NetWare networks from a single console; LANDesk(R) Virus Protect, offering centrally managed virus protection; and LANDesk Client Manager, which monitors PC health and provides self-help diagnostics.

Also in 1997, Intel introduced several new or upgraded LAN products: the Intel Express 510T Switch, making it more cost-effective and easier for businesses to deploy Fast Ethernet networks; the Express 8100 Router, providing a versatile Virtual Private Network for branch services with privacy protection features; the Intel Express 10/100 Stackable Hub, a stackable hub offering both 10 and 100 Mbps access at under $100 per port; the 82558, a single-chip Fast Ethernet solution for 10/100 networking; a family of adapters based on the 82558 chip; and a new adapter for mobile PCs that provides 10/100 Fast Ethernet access with a high-speed 56 kbps modem in a single PC card. The new switch and router products were made possible in part by Intel's acquisition of Case Technology, based in Copenhagen, Denmark, in February of 1997.

In January 1998, Intel announced its family of Intel InBusiness(TM) networking products designed for small businesses. The family of nine products offers a combination of hubs, switches and internet connectivity devices to help small businesses get connected easily and affordably.


Conferencing Products.
---------------------- The Intel ProShare(R) conferencing technology is used in a PC-based video-conferencing system that offers full application and document sharing. The technology supports video and data conferences over ISDN or corporate LAN networks. In 1997, the Company introduced Intel Business Video Conferencing 4.0 with ProShare Technology, the latest in the Company's desktop video conferencing line, and the Intel TeamStation(TM) system, a new group video conferencing system for meeting rooms. Also in 1997, the Company introduced the Intel Create & Share(TM) camera pack, a PC communications, photo and video editing package. The camera pack includes an Intel PC camera, hardware and an integrated suite of communications and image-editing software.


Digital Imaging Products.
------------------------- During 1997, Intel announced its 971 PC Camera Kit for manufacturers, which includes Intel PC camera silicon, software, schematics, design documentation and suggested manufacturing procedures. Manufacturers can use the 971 PC Camera Kit to bring affordable, easy-to-use, portable PC cameras to market quickly. Helping bring digital cameras to market is just one of many initiatives Intel is working on to help expand the PC's capabilities and put more power and performance in the hands of computer users.

------------
*  Other brands and names are the property of their respective owners.

Manufacturing

A substantial majority of the Company's wafer production, including microprocessor fabrication, and a significant portion of the assembly and final testing of the resulting components is conducted at domestic Intel facilities in Arizona, Oregon, California and New Mexico.

Outside the United States, a significant portion of Intel's wafer production is conducted at plants in Israel and Ireland. A majority of the Company's component assembly and testing (including Pentium processor and sixth-generation processor assembly and testing) is performed at facilities in Malaysia and the Philippines. The Company is also adding assembly and test facilities in other geographic areas (China and Costa Rica, for example) and expects these new locations to be operational in 1998.

In general, if Intel were unable to fabricate wafers or assemble or test its products abroad, or if air transportation between its foreign facilities and the United States were disrupted, there could be a material adverse effect upon the Company's operations. In addition to normal manufacturing risks, foreign operations are subject to certain additional exposures, including political instability, currency controls and fluctuations, and tariff and import restrictions. To date, Intel has not experienced significant difficulties related to these foreign business risks.

Intel produces microprocessor board-level products and systems at domestic facilities in Oregon, Washington and Puerto Rico, as well as outside the United States at its facility in Ireland. To augment capacity, Intel uses subcontractors to perform assembly of certain products and wafer fabrication for certain components, primarily flash memory and chipsets, and for production capacity of board-level products.

The manufacture of integrated circuits is a complex process. Normal manufacturing risks include errors and interruptions in the fabrication process and defects in raw materials, as well as other risks, all of which can affect yields. A substantial decrease in yields would result in higher manufacturing costs and the possibility of not being able to produce a sufficient volume of good units to meet demand.


Employees

At December 27, 1997, the Company employed approximately 63,700 people worldwide.


Sales

Most of Intel's products are sold or licensed through sales offices located near major concentrations of users throughout the United States, Europe, Japan, Asia-Pacific and other parts of the world.

The Company also uses distributors (industrial and retail) and representatives to distribute its products both within and outside of the United States. Typically, distributors handle a wide variety of products, including those competitive with Intel products, and fill orders for many customers. Most of Intel's sales to distributors are made under agreements allowing for price protection and/or the right of return on unsold merchandise. Sales representatives generally do not offer directly competitive products, but may carry complementary items manufactured by others. Representatives do not maintain a product inventory; instead, their customers place large-quantity orders directly with Intel and are referred to distributors for smaller orders. Intel sold products to over one thousand customers worldwide in 1997. Sales to Compaq Computer Corporation represented 12% of total revenues. No other customer accounted for more than 10% of total revenues.

Reference is made to information on sales to unaffiliated customers, transfers between geographic regions, net revenues, operating income and identifiable assets attributable to the Company's geographic regions appearing under the heading "Industry Segment Reporting" on pages 17 and 18 of the Registrant's 1997 Annual Report to Stockholders, which information is hereby incorporated by reference.

Backlog

Intel's sales are made primarily pursuant to standard purchase orders for delivery of standard products. Intel has some agreements that give a customer the right to purchase a specific number of products during a time period. Although not generally obligating the customer to purchase any particular number of such products, some of these agreements do contain billback clauses. Under these clauses, customers who do not purchase the full volume agreed to are liable for billback on previous shipments up to the price appropriate for the quantity actually purchased. As a matter of industry practice, billback clauses are difficult to enforce. The quantity actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer's needs. In light of industry practice and experience, Intel does not believe that such agreements are meaningful for determining backlog figures. Intel believes that only a small proportion of its order backlog is noncancellable and that the dollar amount associated with the noncancellable portion is immaterial. Therefore, Intel does not believe that backlog as of any particular date is necessarily indicative of future results.


Competition

The Company competes in different product lines to various degrees on the basis of quality, performance, availability and price. Intel is engaged in a rapidly advancing field of technology in which its ability to compete depends upon the continuing improvement of its products and processes, the development of new products to meet changing customer requirements and continuing cost reduction. Prices decline rapidly in the semiconductor industry as unit volume grows, as competition develops, and as production experience is accumulated. Many companies compete with Intel and are engaged in the same basic fields of activity, including research and development. Both foreign and domestic, these competitors range in size from large multinationals to smaller companies competing in specialized market segments.

A number of competitors have developed and begun marketing software compatible products that are intended to compete with Intel's Pentium processor family and sixth-generation microprocessors, including the Pentium II processor. Once it is introduced, the Celeron processor will compete with existing and future products in the basic PC market segment. Many of Intel's competitors are licensed to use Intel patents. Furthermore, based on the current case law, Intel's competitors can design microprocessors that are compatible with Intel microprocessors and avoid Intel patent rights through the use of foundry services that have licenses with Intel. Competitors' products may add features, increase performance or sell at lower prices. The Company also faces significant competition from companies that offer rival microprocessor architectures. The Company cannot predict whether such rival architectures will establish or increase market acceptance or provide increased competition to the Company's products. Future distortion of price maturity curves could occur as software compatible products enter the market in significant volume or alternative architectures gain market acceptance.

Intel's strategy is to introduce ever higher performance microprocessors tailored for the different segments of the worldwide computing market. To implement this strategy, the Company plans to cultivate new businesses and continue to work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products in each computing market segment. In line with this strategy, the Company is seeking to develop higher performance microprocessors for each market segment, including servers, workstations, high-end business PCs, the basic PC and other product lines. Intel also is committed to the protection of its intellectual property rights against illegal use. There can be no assurance, however, that competitors will not introduce new products (either software compatible or of rival architectural designs) or reduce prices on existing products. Such developments could have an adverse effect on Intel's revenues and margins.

Research and Development

The Company's competitive position has developed to a large extent because of its emphasis on research and development. This emphasis has enabled Intel to deliver many products before they have become available from competitors, and thus has permitted Intel's customers to commit to the use of these new products in the development of their own products. Intel's research and development activities are directed toward developing new products, hardware technologies and processes, and improving existing products and lowering their cost. Intel is jointly developing a new 64-bit microprocessor architecture and software optimizations with a third party. The new products based on the IA-64(TM) architecture are expected to be initially targeted at server, workstation and enterprise computing products. The first product, the Merced(TM) processor, is scheduled to ship in 1999, and the second IA-64 processor is slated for 2001. The Company also develops "enabling" software technologies, such as open software specifications and software tools, to enhance the functionality and acceptance of the personal computer platform. Intel's expenditures for research and development were $2,347 million, $1,808 million and $1,296 million in fiscal years 1997, 1996 and 1995, respectively. As of December 27, 1997, Intel had approximately 12,600 employees engaged in research and development. The results of Intel's research and development activities depend upon competitive circumstances and Intel's ability to transfer new products to production in a timely and cost-effective manner.

Most design and development of components and other products is performed at Intel's facilities in California, Oregon, Arizona and Israel.


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

As is the case with many companies in the semiconductor industry, Intel has, from time to time, been notified of claims that it may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, Intel may seek licenses for these intellectual property rights. Intel can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to Intel or that in all cases the dispute will be resolved without litigation. Reference is made to the information appearing under the heading "Legal Proceedings" in Part I, Item 3 of this document.

Compliance with Environmental Regulations

To Intel's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations. However, reference is made to Part I,
Item 3. "Legal Proceedings", of this Form 10-K.


Executive Officers

The following sets forth certain information with regard to executive officers of Intel (ages are as of December 27, 1997):

Craig R. Barrett (age 58) has been a director of Intel since 1992; Chief Operating Officer since 1993; and President since 1997. The Board of Directors has announced that it will elect Dr. Barrett Chief Executive Officer effective May 20, 1998. Prior to becoming President, Dr. Barrett was Executive Vice President from 1990 to 1997.

Andrew S. Grove (age 61) has been a director of Intel since 1974; Chief
Executive Officer since 1987; and Chairman of the Board since 1997.   The
Board of Directors has announced that it will elect Craig Barrett as Chief Executive Officer effective May 20, 1998. Prior to becoming Chairman,
Dr. Grove was President from 1979 to 1997.

Gordon E. Moore (age 68) has been a director of Intel since 1968 and Chairman Emeritus of the Board since 1997. Prior to that, Dr. Moore was Chairman of the Board from 1979 to 1997.

Leslie L. Vadasz (age 61) has been a director of Intel since 1988; and Senior Vice President, Director of Corporate Business Development since 1991.

Frank C. Gill (age 54) has been Executive Vice President and General Manager, Small Business and Networking Group since 1997. Prior to that, Mr. Gill was Executive Vice President and General Manager, Internet and Communications Group from 1996 to 1997; and Senior Vice President and General Manager, Intel Products Group from 1991 to 1996.

Paul S. Otellini (age 47) has been Executive Vice President and General Manager, Intel Architecture Business Group since January 1998. Prior to that, Mr. Otellini was Executive Vice President, Director, Sales and Marketing Group from 1996 to 1998; Senior Vice President, Director, Sales and Marketing Group from 1994 to 1996; and Senior Vice President and General Manager,
Microprocessor Products Group from 1992 to 1994.

Gerhard H. Parker (age 54) has been Executive Vice President and General Manager, Technology and Manufacturing Group since 1996. Prior to that, Dr. Parker was Senior Vice President and General Manager, Technology and Manufacturing Group from 1992 to 1996.

Ronald J. Whittier (age 61) has been Senior Vice President and General Manager, Content Group since 1995. Prior to that, Mr. Whittier was Senior Vice President and General Manager, Intel Architecture Laboratories from 1992 to 1995.

Albert Y. C. Yu (age 56) has been Senior Vice President and General Manager, Microprocessor Products Group since 1993. Prior to that, Dr. Yu was Vice President and General Manager, Microprocessor Products Group from 1991 to 1993.

Michael A. Aymar (age 50) has been Vice President and General Manager, Consumer Products Group since 1997. Prior to that, Mr. Aymar was Vice President and General Manager, Desktop Products Group from 1995 to 1997; Vice President and General Manager, Intel486 Microprocessor Division from 1994 to 1995; and Vice President and General Manager, Mobile Computing Group from 1991 to 1994.

Andy D. Bryant (age 47) has been Vice President and Chief Financial Officer since 1994. Prior to that, Mr. Bryant was Vice President, Intel Products Group from 1990 to 1994.

Dennis Carter (age 46) has been Vice President, Director, Sales and Marketing Group since 1996. Prior to that Mr. Carter was Vice President, Corporate Marketing Group from 1992 to 1996.

F. Thomas Dunlap, Jr. (age 46) has been Vice President, General Counsel and Secretary since 1987.

Patrick P. Gelsinger (age 36) has been Vice President and General Manager, Business Platform Group since 1997. Prior to that, Mr. Gelsinger was Vice President and General Manager, Desktop Products Group from 1996 to 1997; Vice President, Internet and Communications Group and General Manager ICG Product Development from 1995 to 1996; Vice President, Intel Products Group and General Manager, Personal Conferencing Division from 1993 to 1995; and Vice President, Intel Products Group and General Manager, PC Enhancement Division- Business Communications from 1992 to 1993.

Sean M. Maloney (age 41) has been Vice President, Director, Sales and Marketing Group since February 1998. Prior to that, Mr. Maloney was Vice President, Sales and General Manager, Asia-Pacific Operations from 1995 to 1998; and Technical Assistant to the Chief Executive Officer from 1992 to 1995.

John H. F. Miner (age 42) has been Vice President and General Manager, Enterprise Server Group since 1996. Prior to that, Mr. Miner was Vice President, Desktop Products Group and General Manager, OEM Products and Services Division from 1995 to 1996; General Manager, OEM Products and Services Division from 1993 to 1995; and General Manager, OEM Modules Operation from 1992 to 1993.

Stephen P. Nachtsheim (age 52) has been Vice President and General Manager, Mobile/Handheld Products Group since 1995. Prior to that, Mr. Nachtsheim was Vice President and General Manager, Mobile and Home Products Group from 1994 to 1995; and General Manager of European Intel Products Group from 1990 to 1994.

Ronald J. Smith (age 47) has been Vice President and General Manager, Computing Enhancement Group since 1996. Prior to that, Mr. Smith was Vice President, Desktop Products Group and General Manager, PCI Components Division from 1995 to 1996; and he served in the positions of General Manager, Programmable Logic Device Operation and before that, General Manager, Gate Array Operation for the period 1992 to 1995.

Arvind Sodhani (age 43) has been Vice President and Treasurer since 1988.

Michael J. Splinter (age 47) has been Vice President and Assistant General Manager, Technology and Manufacturing Group since 1996. Prior to that, Mr. Splinter was Vice President and General Manager, Components Manufacturing from 1992 to 1996.

ITEM 2.   PROPERTIES

At December 27, 1997, Intel owned the major facilities described below:


No. of Bldgs.     Location          Total Sq. Ft.             Use
-------------     --------          -------------             ---
    65            United States     13,350,000     Executive and administrative
                                                   offices, wafer fabrication,
                                                   components assembly and
                                                   testing, research and
                                                   development, computer and
                                                   service functions, board and
                                                   system assembly, and
                                                   warehousing.

     9            Ireland            1,830,000     Wafer fabrication, board and
                                                   system assembly and
                                                   administrative offices.

     9            Malaysia (A)       1,071,000     Components assembly and
                                                   testing, board and system
                                                   assembly, warehousing
                                                   and administrative offices.

     7            Israel (B)           814,000     Wafer fabrication, research
                                                   and development and
                                                   administrative offices.

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

     1            England              184,000     Sales and marketing and
                                                   administrative offices.

     1            China                170,000     Components assembly and
                                                   testing and administrative
                                                   offices.

     3            Japan                167,000     Sales and marketing and
                                                   administrative offices.

     1            Germany               86,000     Sales and marketing and
                                                   administrative offices.


At December 27, 1997, Intel also leased 31 major facilities in the U.S. totaling approximately 996,000 square feet and 26 facilities in other countries totaling approximately 1,211,000 square feet. These leases expire at varying dates through 2007 and include renewals at the option of Intel.

Intel believes that its existing facilities are suitable and adequate for its present purposes, and the productive capacity in such facilities is in general being utilized. Intel also has 6.6 million square feet of building space under various stages of construction in the United States and abroad for manufacturing and administrative purposes.

(A) Leases on portions of the land used for these facilities expire in 2033 through 2057.

(B)  Lease on a portion of the land used for these facilities expires in 2039.

ITEM 3.   LEGAL PROCEEDINGS

A. Litigation

                                 EMI Group, NA v. Intel
                  U.S. District Court, District of Del. (C95-199-RRM)
                  ---------------------------------------------------

On March 29, 1995, EMI Group, NA ("EMI") brought suit in Federal District Court in Delaware against Intel, alleging that certain Intel manufacturing processes infringe a U.S. patent. In May 1996, the Court granted Intel's motion for summary judgment on some of the processes in issue. In November 1996, the Court granted Intel's motion for summary judgment on the remaining processes in issue and entered judgment in favor of Intel and against the plaintiff on the claims in EMI's complaint. A hearing on EMI's appeal of the grant of summary judgment was heard in August 1997. No decision has been issued. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.

                          Digital Equipment Corporation v. Intel
                    U.S. District Court, District of Mass. (97-40080)
                    -------------------------------------------------

Digital Equipment Corporation ("Digital") brought suit in Federal District Court in Massachusetts in May 1997, alleging that Intel is infringing ten patents in making and selling microprocessor products. Digital sought an injunction and monetary damages. If granted, the injunction would prohibit Intel from using Digital's patented technology in its microprocessor products. The Company believes that its products do not infringe the Digital patents. The Company filed a counterclaim against Digital for infringement of nine microprocessor-related patents, and, in District Court in Oregon, the Company claimed that Digital infringes on six video and computer system patents. In October 1997, Intel and Digital announced that they have agreed to establish a broad-based business relationship. The agreement includes sale of Digital's semiconductor manufacturing operations to Intel, a 10-year patent cross-license, supply of both Intel and Alpha microprocessors by Intel to Digital and development by Digital of future systems based on Intel's 64-bit microprocessors. The two companies agreed to request a stay of all lawsuits until government review of the agreement is completed, following which the lawsuits would be dismissed with prejudice. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.

                          Intergraph Corporation v. Intel
   U.S. District Court, Northern District of Alabama, Northeastern Division
   ------------------------------------------------------------------------
                                (CV-97-N-3023-NE)
                                -----------------
In November 1997, Intergraph Corporation ("Intergraph") filed suit in Federal District Court in Alabama generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights relating to microprocessor and chipset interaction in multiprocessor workstations. The suit also alleges that Intel infringes three Intergraph patents and includes alleged violations of antitrust laws. The suit seeks injunctive relief along with unspecified damages. In November 1997, Intel filed suit against Intergraph in Federal District Court in California seeking a declaratory judgment that the Intergraph patents are invalid. Intel also filed an action in the same court alleging breach of contract and misappropriation of trade secrets based on Intergraph's refusal to return Intel confidential information as contractually required. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.

                              Cyrix Corporation v. Intel
                    U.S. District Court, E.D. Texas (4-97cv164)
                    -------------------------------------------

Cyrix Corporation ("Cyrix") brought suit in Federal District Court in Texas in May 1997, alleging that Intel infringed two patents relating to microprocessors. Cyrix became a wholly owned subsidiary of National Semiconductor Corporation ("National") in November 1997. On February 3, 1998, Intel and National announced that they have settled the Cyrix lawsuit and extended the term of the existing patent cross-license agreement between the companies.

                             Michael W. Scriber v. Intel
             U.S. District Court for the District of Oregon (CV-1262-AS)
             -----------------------------------------------------------

Michael W. Scriber, a former employee of the Company, filed an action in Federal District Court in Oregon in September 1996 alleging that Intel's products infringe a patent issued to the plaintiff and that Intel wrongfully terminated his employment. On January 21, 1998, the Court granted Intel's motions for summary judgment on all claims. The plaintiff has appealed this decision. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.



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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                PART II **
                                ----------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

    (a) Reference is made to the information regarding market, market price range and dividend information appearing under "Financial Information by Quarter (Unaudited)" on page 25 of the Registrant's 1997 Annual Report to Stockholders which information is hereby incorporated by reference.

    (b) As of February 28, 1998, there were approximately 179,000 registered holders of record of the Registrant's Common Stock.

    (c)     Unregistered sales of equity securities.

For the fiscal quarter ended December 27, 1997, the Company sold 19.8 million put warrants to banks and investment banks during October and November, and received proceeds of $98 million. The put warrants entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified price. They expire on various dates between February and June 1998 and have exercise prices ranging from $68 to $78 per share, with an average exercise price of $74. All of these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these securities.


ITEM 6.   SELECTED FINANCIAL DATA

Reference is made to the information regarding selected financial data for the fiscal years 1993 through 1997, under the heading "Financial Summary" on page 20 of the Registrant's 1997 Annual Report to Stockholders, which information is hereby incorporated by reference.

In addition, the ratios of earnings to fixed charges for each of the five years in the period ended December 27, 1997 are as follows:

                                Fiscal Year
            ------------------------------------------------
            1993       1994       1995       1996       1997

             54x        39x        68x       108x       206x

Fixed charges consist of interest expense and the estimated interest component of rent expense.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 25 of the Registrant's 1997 Annual Report to Stockholders, which information is hereby incorporated by reference.

Intel's 1998 Step-Up Warrants expired on March 14, 1998. Between December 27, 1997 and March 14, 1998, 78 million Warrants were exercised at $20.875 per Warrant, and the Company received proceeds of approximately $1.6 billion.

Between December 27, 1997 and March 25, 1998, Intel repurchased 22 million shares of Common Stock under the Company's authorized stock repurchase program at a cost of $1.8 billion, including 1.7 million shares for $127 million upon the exercise of outstanding put warrants. During the same period, 9.8 million previously outstanding put warrants expired unexercised. As of March 25, 1998, the Company had the potential obligation to repurchase 14.8 million shares of Common Stock at an aggregate price of $1.2 billion under outstanding put warrants. These put warrants expire on various dates between May 1998 and August 1998 and have exercise prices ranging from $69 to $95 per share, with an average exercise price of $80. On March 25, 1998, the Company's Board of Directors approved an increase of up to 100 million additional shares in the Company's repurchase program. This increase brings the total authorization to 380 million shares. After allowing for shares to cover outstanding put warrants, 129.8 million shares remain available for repurchase under the repurchase authorization as of March 25, 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing under the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 23 of the Registrant's 1997 Annual Report to Stockholders, which information is hereby incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Intel Corporation at December 27, 1997 and December 28, 1996 and for each of the three years in the period ended December 27, 1997 and the Report of Independent Auditors thereon and Intel Corporation's unaudited quarterly financial data for the two-year period ended December 27, 1997 are incorporated by reference from the Registrant's 1997 Annual Report to Stockholders, on pages 4 through 20 and page 25.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors and Executive Officers appearing under the heading "Election of Directors" on pages 2 through 5 of the Registrant's Proxy Statement related to the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which information is hereby incorporated by reference, and to the information under the heading "Executive Officers" in
Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information appearing under the headings "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation," on pages 7, 12 and 14 through 16, respectively, of the 1998 Proxy Statement, which information is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Reference is made to information appearing in the 1998 Proxy Statement, under the heading "Security Ownership of Certain Beneficial Owners and Management," on pages 17 and 18, which information is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to information appearing in the 1998 Proxy Statement, under the heading "Certain Relationships and Related Transactions," on page 12, which information is hereby incorporated by reference.

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

     (b)       Reports on Form 8-K

               On October 15, 1997, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter ended September 27, 1997 and forward-looking statements relating to the Fourth Quarter of 1997, as presented in a press release of October 14, 1997.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                   (Item 14 (a))



                                                          Reference Page
                                                          --------------
                                                                          1997
                                                                        Annual
                                                 Form                Report to
                                                 10-K             Stockholders
                                                 ----             ------------

Consolidated Balance Sheets-
  December 27, 1997 and December 28, 1996    ................................5
Consolidated Statements of Income for
  the years ended December 27, 1997,
  December 28, 1996 and December 30, 199    .................................4
Consolidated Statements of Cash Flows
  for the years ended December 27, 1997,
  December 28, 1996 and December 30, 1995   .................................6
Consolidated Statements of Stockholders'
  Equity for the years ended December 27, 1997,
  December 28, 1996 and December 30, 1995   .................................7
Notes to Consolidated Financial Statements-
  December 27, 1997, December 28, 1996 and
  December 30, 1995  .....................................................8-18
Report of Ernst & Young LLP, Independent Auditors ..........................19
Supplementary Information (unaudited)
  Financial Information by Quarter .........................................25
Schedule for years ended December 27, 1997,
  December 28, 1996 and December 30, 1995:
        II-  Valuation and Qualifying Accounts ....19


Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements listed in the above index, which are included in the Company's 1997 Annual Report to Stockholders, are hereby incorporated by reference. With the exception of the pages listed in the above index and the portions of such report referred to in Items 1, 5, 6, 7, 7A and 8 of this Form 10-K, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                INTEL CORPORATION
                                -----------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           December 30, 1995, December 28, 1996 and December 27, 1997
                                   (In Millions)




                                            Additions
                               Balance at  Charged to                  Balance
                                Beginning   Costs and                   at End
                                  of Year    Expenses  Deductions (A)  of Year
                                  -------    --------  --------------  -------

1995

Allowance for Doubtful Receivables    $32         $28      $ 3             $57
                                      ---         ---      ---             ---
1996

Allowance for Doubtful Receivables    $57         $25      $14             $68
                                      ---         ---      ---             ---
1997

Allowance for Doubtful Receivables    $68         $ 2      $ 5             $65
                                      ---         ---      ---             ---


(A)  Uncollectible accounts written off, net of recoveries.

                                   INDEX TO EXHIBITS
(Item 14(a))
        Description

3.1 Intel Corporation Restated Certificate of Incorporation dated May 11, 1993 and Certificate of Amendment to the Restated Certificate of Incorporation dated June 2, 1997.

3.2 Intel Corporation Bylaws as amended (incorporated by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 as filed on February 3, 1997).

4.1 Agreement to Provide Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K as filed on March 28, 1986).

4.2 Warrant Agreement dated as of March 1, 1993, as amended between the Registrant and Harris Trust and Savings Bank (as successor Warrant Agent) related to the issuance of 1998 Step-Up Warrants to purchase Common Stock of Intel Corporation (incorporated by reference to
        Exhibit 4.6 of Registrant's Form 10-K as filed on March 25, 1993), together with the First Amendment to Warrant Agreement dated as of October 18, 1993, the Second Amendment to Warrant Agreement dated as of January 17, 1994 (incorporated by reference to Exhibit 4.4 of the Registrant's Form 10-K as filed on March 25, 1994), the Third Amendment to Warrant Agreement dated as of May 1, 1995 (incorporated by reference to Exhibit 4.2 of the Registrant's Form 10-K as filed on March 29, 1996) and the Fourth Amendment to Warrant Agreement dated as of May 21, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Form 10-Q as filed on August 11, 1997).

10.1* Intel Corporation 1984 Stock Option Plan as amended and restated, effective March 26, 1997 (incorporated by reference to Exhibit 10.l of Registrant's Form 10-K as filed on March 28, 1997).

10.2* Intel Corporation 1988 Executive Long Term Stock Option Plan as amended and restated, effective March 26, 1997 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K as filed on March 28, 1997).

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

10.5* Intel Corporation Special Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 as filed on February 2, 1998).

12. Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

13. Portions of the Annual Report to Stockholders for fiscal year ended December 27, 1997 expressly incorporated by reference herein.

21.     Intel Subsidiaries.

23.     Consent of Ernst & Young LLP, Independent Auditors.

27.     Financial Data Schedules.


------------
* Compensation plans or arrangements in which directors and executive officers are eligible to participate.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
-----------------
Registrant

By /s/ F. Thomas Dunlap, Jr.
   -------------------------
   F. Thomas Dunlap, Jr.
   Vice President and Secretary
   March  25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett                         /s/ Gordon E. Moore
--------------------                         -------------------
Craig R. Barrett                             Gordon E. Moore
President, Chief Operating                   Chairman Emeritus
Officer and Director                         and Director
March 25, 1998                               March 25, 1998

/s/ John Browne                              /s/ Arthur Rock
---------------                              ---------------
John Browne                                  Arthur Rock
Director                                     Director
March 24, 1998                               March 25, 1998

/s/ Andy D. Bryant                           /s/ Jane E. Shaw
------------------                           ----------------
Andy D. Bryant                               Jane E. Shaw
Vice President, Chief Financial              Director
Officer, and Principal                       March 25, 1998
Accounting Officer
March 25, 1998                               /s/Leslie L. Vadasz
                                             -------------------
                                             Leslie L. Vadasz
/s/ Winston H. Chen                          Director
-------------------                          March 25, 1998
Winston H. Chen
Director
March 25, 1998                               /s/ David B. Yoffie
                                             -------------------
                                             David B. Yoffie
/s/ Andrew S. Grove                          Director
-------------------                          March 25, 1998
Andrew S. Grove
Chairman of the Board and
Director,  Principal Executive               /s/ Charles E. Young
Officer                                      --------------------
March 25, 1998                               Charles E. Young
                                             Director
                                             March 24, 1998
/s/ D. James Guzy
-----------------
D. James Guzy
Director
March 25, 1998