Form 10-Q
period 1998-03-28
INTEL CORP
filed 1998-05-12
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934
      For the quarterly period ended March 28, 1998

      OR
      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934
      For the transition period from
                                      --------------- to ---------------


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

         Class                          Outstanding at March 28, 1998
Common Stock, $.001 par value                     1,696 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                              Three Months Ended
                                              ------------------
                                             March 28,   March 29,
                                               1998        1997
                                             --------    --------
Net revenues                                 $  6,001    $  6,448
Costs and expenses:
  Cost of sales                                 2,749       2,307
  Research and development                        595         581
  Marketing, general and administrative           711         693
  Purchased in-process research
   and development                                165          --
                                             --------    --------
Operating costs and expenses                    4,220       3,581
                                             --------    --------
Operating income                                1,781       2,867
Interest expense                                   (7)         (7)
Interest income and other, net                    207         215
                                             --------    --------
Income before taxes                             1,981       3,075

Provision for taxes                               708       1,092
                                             --------    --------
Net income                                   $  1,273    $  1,983
                                             ========    ========
Basic earnings per common share              $   0.78    $   1.21
                                             ========    ========
Diluted earnings per common share            $   0.72    $   1.10
                                             ========    ========
Cash dividends declared per
  common share                               $  0.030    $  0.025
                                             ========    ========
Weighted average common shares outstanding      1,641       1,638
Dilutive effect of:
  Employee stock options                           89         106
  1998 Step-Up Warrants                            45          56
                                             --------    --------
Weighted average common shares
   outstanding, assuming dilution               1,775       1,800
                                             ========    ========

See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Balance Sheets             March 28,   Dec. 27,
(in millions)                                       1998        1997
                                                   -------    -------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $ 5,073    $ 4,102
  Short-term investments                             5,256      5,630
  Trading assets                                       280        195
  Accounts receivable, net                           3,092      3,438
  Inventories:
    Raw materials                                      254        255
    Work in process                                  1,035        928
    Finished goods                                     532        514
                                                   -------    -------
                                                     1,821      1,697
                                                   -------    -------
  Deferred tax assets                                  680        676
  Other current assets                                  70        129
                                                   -------    -------
Total current assets                                16,272     15,867
                                                   -------    -------
Property, plant and equipment                       19,013     18,127
Less accumulated depreciation                       (7,876)    (7,461)
                                                   -------    -------
Property, plant and equipment, net                  11,137     10,666
Long-term investments                                2,082      1,839
Other assets                                           738        508
                                                   -------    -------
TOTAL ASSETS                                       $30,229    $28,880
                                                   =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                  $   255    $   212
  Long-term debt redeemable within one year            110        110
  Accounts payable                                   1,324      1,407
  Accrued compensation and benefits                    739      1,268
  Deferred income on shipments to distributors         516        516
  Accrued advertising                                  417        500
  Other accrued liabilities                            974        842
  Income taxes payable                               1,519      1,165
                                                   -------    -------
Total current liabilities                            5,854      6,020
                                                   -------    -------
Long-term debt                                         441        448
Deferred tax liabilities                             1,164      1,076
Put warrants                                         1,185      2,041
Stockholders' equity:
  Preferred Stock                                       --         --
  Common Stock and capital in excess
     of par value                                    4,955      3,311
  Retained earnings                                 16,475     15,926
  Accumulated other comprehensive income               155         58
                                                   -------    -------
Total stockholders' equity                          21,585     19,295
                                                   -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $30,229    $28,880
                                                   =======    =======

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.
See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)
(in millions)

                                                 Three Months Ended
                                                 ------------------
                                             March 28,        March 29,
                                               1998             1997
                                               ----             ----
Cash flows provided by (used for)
  operating activities:
Net income                                    $ 1,273          $ 1,983
Adjustments to reconcile net income to
  net cash provided
  by operating activities:
  Depreciation                                    630              521
  Net loss on retirements of property,
     plant and equipment                           28               23
  Deferred taxes                                   36               33
  Purchased in-process research and development   165               --
  Changes in assets and liabilities:
    Accounts receivable                           364             (261)
    Inventories                                  (111)             (80)
    Accounts payable                             (100)              75
    Accrued compensation and benefits            (529)            (407)
    Income taxes payable                          350              460
    Tax benefit from employee stock plans          88               51
    Other assets and liabilities                 (125)            (176)
                                              -------          -------
        Total adjustments                         796              239
                                              -------          -------

Net cash provided by operating activities       2,069            2,222
                                              -------          -------

Cash flows provided by (used for)
  investing activities:
  Additions to property, plant and equipment   (1,129)            (789)
  Purchase of Chips and Technologies, Inc.,
    net of cash acquired                         (321)              --
  Purchases of available-for-sale investments  (2,143)          (2,263)
  Sales of available-for-sale investments          21               75
  Maturities and other changes in
    available-for-sale investments              2,440            1,292
                                              -------          -------
Net cash (used for) investing activities       (1,132)          (1,685)

Cash flows provided by (used for)
  financing activities:
  Increase in short-term debt, net                 43               24
  Additions to long-term debt                      13               68
  Proceeds from sales of shares through
    employee stock plans and other                199              137
  Proceeds from exercise of
    1998 Step-Up Warrants                       1,620               22
  Proceeds from sales of put warrants              --               88
  Repurchase and retirement of Common Stock    (1,792)          (1,176)
  Payment of dividends to stockholders            (49)             (41)
                                              -------          -------
Net cash provided by (used for)
  financing activities                             34             (878)
                                              -------          -------
Net increase (decrease)
  in cash and cash equivalents                $   971          $  (341)
                                              =======          =======
Supplemental disclosures of
  cash flow information:
  Cash paid during the period for:
   Interest                                   $     8          $     8
   Income taxes                               $   230          $   548

Certain 1997 amounts have been reclassified to conform to the 1998 presentation. See Notes to Consolidated Condensed Financial Statements.

Intel Corporation, Notes to Consolidated Condensed Financial Statements

1. The accompanying interim consolidated condensed financial statements of Intel Corporation ("Intel," the "Company" or the "Registrant") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 27, 1997. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

2.   Interest income and other includes (in millions):

                                      Three Months Ended
                                      ------------------
                                   March 28,      March 29,
                                     1998           1997
                                     ----           ----
     Interest income                $ 160          $ 127
     Foreign currency gains            --             13
     Other income (expense), net       47             75
                                    -----          -----
     Total                          $ 207          $ 215
                                    =====          =====

     Other income for both periods presented consists primarily of gains on sales of equity investments.

3. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or stockholders' equity.

     The components of comprehensive income, net of tax, are as follows (in millions):

                                           Three Months Ended
                                           ------------------
                                         March 28,    March 29,
                                           1998         1997
                                           ----         ----
     Net income                         $ 1,273      $ 1,983
     Change in unrealized gain (loss)
       on available-for-sale
       investments                           97          (86)
                                        -------      -------
     Comprehensive income               $ 1,370      $ 1,897
                                        =======      =======

     Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

4. Between December 27, 1997 and March 14, 1998, approximately 78 million of the Company's 1998 Step-Up Warrants to purchase shares of Common Stock were exercised at a price of $20.875 per share. Approximately
     78 million shares of Common Stock were issued, and the Company received proceeds of approximately $1.6 billion. The expiration date of these warrants was March 14, 1998.

5. During the first quarter of 1998, the Company repurchased 22.1 million shares of Common Stock under the Company's authorized repurchase program at a cost of $1.8 billion, including 1.7 million shares for $127 million upon the exercise of outstanding put warrants. During the quarter, the Company's Board of Directors approved an increase in the repurchase program of up to 100 million additional shares, bringing the total authorization to 380 million shares. As of March 28, 1998, after allowing for the outstanding put warrants, approximately 129.7 million shares remained available under the repurchase program. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

6. In a series of private placements during the 1991-1997 period, the Company sold put warrants that entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified price. On certain of these warrants, the Company simultaneously entered into additional contractual arrangements which cause the warrants to terminate if the Company's stock price reaches specified levels. Activity during the first quarter of 1998 is summarized as follows:

                                            Put Warrants Outstanding
                                            ------------------------
                      Cumulative Net        Number         Potential
     (in millions)    Premium Received    Of Warrants     Obligation
     -------------    -----------         -----------     ----------
     December 27,
       1997               $623                26.3          $2,041
     Exercises              --                (1.7)           (127)
     Expirations            --                (9.8)           (729)
                          ----                ----          ------
     March 28, 1998       $623                14.8          $1,185
                          ====                ====          ======

     The 14.8 million put warrants outstanding on March 28, 1998 expire on various dates between May and August 1998 and have exercise prices ranging from $69 to $95 per share, with an average exercise price of $80. The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as put warrants. There is no material dilutive effect on earnings per share for the periods presented. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

7. In January 1998, the Company acquired the outstanding shares of Chips and Technologies, Inc., a supplier of graphics accelerator chips for the mobile computing market segment. The purchase price was approximately $430 million ($321 million in net cash). During the first quarter, the Company recorded a nondeductible charge of $165 million for purchased in-process research and development, representing the appraised value of products still in the development stage that were not considered to have reached technological feasibility and had no alternative future use.

8. In October 1997, Intel and Digital announced that they had agreed to establish a broad-based business relationship. The two companies agreed to request a stay of all lawsuits until government review of the agreement was completed, following which the lawsuits would be dismissed with prejudice. On April 23, 1998 the Federal Trade Commission ("FTC") notified Intel and Digital that the FTC will not seek to enjoin settlement of the legal dispute between the companies. Intel currently expects that the settlement and the related transactions will be completed in the second quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - First Quarter of 1998 Compared to First Quarter of 1997

Revenues for Q1 1998 declined by 7% compared to Q1 1997 primarily due to lower processor prices and decreasing revenues from sales of related board-level products, as well as lower flash memory and chipsets revenues. Processor unit volumes increased in Q1 1998 compared to Q1 1997, with higher volumes of processors based on the P6 micro-architecture** partially offset by lower volumes of Intel(R) Pentium(R) family processors.

Cost of sales increased by 19% from Q1 1997 to Q1 1998 due to the shift in product mix, reflecting the cost of purchased components for the Single Edge Contact ("SEC") cartridge in the Intel(R) Pentium(R) II processor, higher fixed costs and higher unit volumes. Gross margin decreased from 64% in Q1 1997 to 54% in Q1 1998 due to lower processor revenues, the impact of the SEC cartridge and the higher fixed costs.

For Q1 1998, sales of microprocessors based on the P6 micro-architecture represented a significant and growing portion of the Company's revenues and a majority of its gross margin. For Q1 1997, these products represented a significant portion of both revenues and gross margin. Sales of Pentium family microprocessors represented a significant but declining portion of revenues and gross margin in Q1 1998, and they constituted a majority of revenues and a substantial majority of gross margin in Q1 1997.

Operating expenses rose by a total of $197 million, or 15%, from Q1 1997 to Q1 1998, and included a one-time charge of $165 million for in-process research and development related to the acquisition of Chips and Technologies, Inc. which was completed during the quarter. The remaining increase was primarily due to higher levels of spending on product development programs and expenses related to headcount, partially offset by lower Intel Inside(R) and profit dependent expenses. Excluding the one-time charge, operating expenses were 22% of revenues in Q1 of 1998, and 20% of revenues in Q1 1997.

Interest and other income for Q1 1998 decreased by $8 million over the prior year due primarily to lower gains on sales of equity investments partially offset by increased interest income due to higher average investment balances.

The provision for taxes decreased by $384 million compared to Q1 of 1997, primarily due to the decrease in pretax income in Q1 of 1998. The effective tax rate for the quarter was 35.7%, including the impact of the nondeductible one-time charge related to the acquisition of Chips and Technologies, Inc. Without the one-time charge, the tax rate would have been 33%, lower than the 35.5% in Q1 1997.


Financial Condition

The Company's financial condition remains very strong. As of March 28, 1998, cash, trading assets and short- and long-term investments totaled $12.7 billion, up from $11.8 billion at December 27, 1997. The Company's other sources of available liquidity include authorized commercial paper borrowings of up to $700 million. The Company also maintains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under shelf registration statements filed with the Securities and Exchange Commission.

Major sources of cash during the first quarter of 1998 included cash generated from operations, which totaled $2.1 billion, and approximately $1.6 billion received upon the exercise of the 1998 Step-Up Warrants. Major uses of cash during the quarter included $1.8 billion to buy back 22.1 million shares of Common Stock, capital spending of $1.1 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, and $321 million in net cash for the acquisition of Chips and Technologies, Inc.

------------------
** The P6 micro-architecture products include the Intel(R) Pentium(R) Pro, Intel(R) Pentium(R) II and Intel(R) Celeron(TM) processors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

The Company's five largest customers accounted for approximately 39% of net revenues for the three month period ended March 28, 1998. At March 28, 1998, these customers accounted for approximately 35% of net accounts receivable.

Key financing activities in the first quarter of 1998 included the repurchase of 22.1 million shares of Common Stock for $1.8 billion as part of the Company's authorized stock repurchase program, including 1.7 million shares for $127 million upon the exercise of outstanding put warrants. During the same period, 9.8 million previously outstanding put warrants expired unexercised. From the end of the first quarter of 1998 through May 6, 1998, the Company repurchased 8.9 million shares of its Common Stock at a cost of $712 million and issued 3.0 million put warrants, receiving premiums of $17 million. As of May 6, 1998, Intel had the potential obligation to repurchase
17.8 million shares of Common Stock at an aggregate cost of $1.4 billion under outstanding put warrants. The exercise price of these outstanding warrants ranged from $69 to $95 per share, with an average exercise price of $80 per share. During the first quarter of 1998, the Company's Board of Directors approved an increase of up to 100 million additional shares in the Company's repurchase program, bringing the total authorization to 380 million shares. As of May 6, 1998, 117.8 million shares remained available for repurchase under the repurchase authorization, after allowing for the outstanding put warrants.

In October 1997, the Company and Digital Equipment Corporation ("Digital") announced that they had agreed to establish a broad-based business relationship. Under the agreement, Intel will purchase Digital's semiconductor operations, including facilities in Hudson, Massachusetts as well as development operations in Jerusalem, Israel and Austin, Texas for approximately $700 million. As the companies have been notified that the Federal Trade Commission will not oppose the transaction, Intel currently expects that the transaction will be completed in Q2 1998.

Management considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, the potential put warrant obligation and the dividend program.


Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any future mergers or acquisitions, except for the previously announced transaction with Digital.

The Company expects revenue for the second quarter of 1998 to be flat to slightly down from the first quarter revenue of $6.0 billion. The Company expects sequential revenue growth to resume in the second half of 1998. Revenue is partly a function of the mix of microprocessors and related purchased components and the mix of microprocessor types and speeds, all of which are difficult to forecast. Because of the large price difference between types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's revenues. Revenue is also subject to the rate of growth of the computing industry and the impact of economic conditions in various geographic regions.

Intel's strategy is to introduce ever higher performance microprocessors tailored for the different segments of the worldwide computer market. To implement this strategy, the Company plans to cultivate new businesses and continue to work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products in each computer market segment. In line with this strategy, the Company is seeking to develop higher performance microprocessors for each market segment, including servers, workstations, high-end business PCs, the basic PC and other product lines. During the first quarter, the Company began

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

shipping the first Intel(R) Celeron(TM) processor, intended to meet the computing needs of many new PC users. The Company may continue to reduce microprocessor prices at such times as it deems appropriate in order to bring its technology to market within each relevant market segment.

The Company expects the gross margin percentage in the second quarter of 1998 to be down a few points from 54% in the first quarter, primarily the result of purchased components used on the SEC cartridge for the Pentium II processor. The Company expects the quarterly gross margin percentage to reach its lowest level for the year in the second quarter. Intel's gross margin expectation for 1998 is 52 percent plus or minus a few points. The Company's goal continues to be to grow gross margin dollars, and the Company still believes that over the long-term, the gross margin percentage will be 50 percent plus or minus a few points. Intel's gross margin percentage in any period varies depending on the level of revenues and on the mix of types and speeds of microprocessors sold, as well as the mix of microprocessors and purchased components. The Pentium II processor is packaged with purchased components in the SEC cartridge, and the inclusion of purchased components tends to increase unit costs. Accordingly, sales of the Pentium II processor increase absolute dollar margins but tend to lower the gross margin percentage. Various other factors (including unit volumes and costs, yield issues associated with production at factories, ramp of new technologies, excess or obsolete inventory, variations in inventory valuation and mix of shipments of other semiconductors) will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

The Company has expanded manufacturing capacity over the last few years and continues to expand capacity based on the assumed continued success of its strategy and the acceptance of its products in specific market segments. The Company currently expects capital expenditures for 1998 to be approximately $5.0 billion, down from guidance of $5.3 billion in the Company's 1997 Annual Report. This spending plan is dependent upon expectations regarding manufacturing efficiencies, delivery times of various machines and construction schedules for new facilities. Depreciation for 1998 is expected to be approximately $2.9 billion, up from guidance of $2.7 billion in the Annual Report. Depreciation in the second quarter of 1998 is expected to be approximately $690 million.

Spending on research and development and marketing, general and administrative expenses in the second quarter of 1998 is expected to be approximately 3 to 5 percent higher than first quarter expenses of $1.3 billion. The $1.3 billion represents first quarter expenses excluding the $165 million charge for in-process research and development. Expense projections for the second quarter of 1998 incorporate annual salary increases and are dependent in part on changes in revenue and profit dependent expenses. For all of 1998, research and development spending is expected to be approximately
$2.8 billion, including the one-time charge for in-process research and development in the first quarter. Guidance of $2.8 billion in the Annual Report excluded the one-time charge.

In an effort to control expenses, the Company expects to reduce headcount by approximately 3,000 people over the next 6 months predominantly through attrition, augmented by localized reductions in workforce.

The Company expects net interest and other (including interest expense) for the second quarter of 1998 to be approximately $160 million, assuming no significant changes in interest rates or expected cash balances, and no unanticipated items.

The tax rate for the remaining quarters of 1998 is expected to be 33%. The tax rate guidance for 1998 has been lowered from guidance of 34% in the Annual Report. This estimate is based on current tax law and current estimate of earnings and is subject to change.

The Company's future results of operations and the other forward-looking statements contained in this outlook, in particular the statements regarding revenues, pricing, new product development, gross margin, capital

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

spending, depreciation, research and development expenses, marketing and general and administrative expenses, net interest and other, and tax rate involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: changes in customer order patterns, including changes in customer and channel inventory levels; competitive factors, such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; pricing pressures; timing of software industry product introductions; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the manufacturing ramp; excess or shortage of manufacturing capacity; the ability to successfully integrate and operate any acquired businesses; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); and litigation involving intellectual property, consumer and other issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 23 of the Registrant's 1997 Annual Report to Stockholders.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings


Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997 for descriptions of the following and other legal proceedings.


                    Digital Equipment Corporation v. Intel
              U.S. District Court, District of Mass. (97-40080)
              -------------------------------------------------
In October 1997, Intel and Digital announced that they had agreed to establish a broad-based business relationship. The two companies agreed to request a stay of all lawsuits until government review of the agreement was completed, following which the lawsuits would be dismissed with prejudice. On April 23, 1998 the Federal Trade Commission ("FTC") notified Intel and Digital Equipment Corporation that the FTC will not seek to enjoin settlement of the legal dispute between the companies. Intel currently expects that the settlement and the related transactions will be completed in the second quarter of 1998.


                       Intergraph Corporation v. Intel
   U.S. District Court, Northern District of Alabama, Northeastern Division
                             (CV-97-N-3023-NE)
   ------------------------------------------------------------------------
On April 10, 1998, the Court ordered Intel to continue to treat Intergraph as it does similarly-situated customers, for example with respect to access to confidential information and product supply. Intel has filed an appeal from this ruling. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.



Item 2.   Changes in Securities

Between December 27, 1997 and March 14, 1998, approximately 78 million of the Company's 1998 Step-Up Warrants to purchase shares of Common Stock were exercised at a price of $20.875 per share, in accordance with their terms. Approximately 78 million shares of Common Stock were issued, and the Company received proceeds of approximately $1.6 billion. The expiration date of these warrants was March 14, 1998.



Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

     12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

     27    Financial Data Schedule.

(b)  Reports on Form 8-K.

 1) Intel filed a report on Form 8-K, dated January 13, 1998, relating to financial information for Intel Corporation for the quarter and the year ended December 27, 1997 and forward-looking statements relating to 1998 and the 1st Quarter of 1998, as presented in a press release of January 13, 1998.

 2) Intel filed a report on Form 8-K, dated March 4, 1998, relating to an update to forward- looking statements relating to 1998 and the 1st Quarter of 1998, and certain matters related to the acquisition of Chips and Technologies, Inc., as presented in a press release of March 4, 1998.

 3) Intel filed a report on Form 8-K, dated March 5, 1998, relating to certain information regarding Legal Proceedings.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTEL CORPORATION
                             (Registrant)





Date:     May 12, 1998                  By:/s/ Andy D. Bryant
                                           --------------------------------
                                           Andy D. Bryant
                                           Vice President, Chief Financial
                                           Officer and Principal Accounting
                                           Officer