Form 10-Q
period 1998-06-27
INTEL CORP
filed 1998-08-11
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934
       For the quarterly period ended June 27, 1998

       OR
       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934
       For the transition period from                 to
                                      ---------------    ---------------

Commission File Number  0-6217
                        ------

                                INTEL CORPORATION
              (Exact name of Registrant as specified in its charter)

          Delaware                                           94-1672743
          --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


2200 Mission College Boulevard, Santa Clara, California      95052-8119
-------------------------------------------------------      ----------
       (Address of principal executive offices)              (Zip Code)

                                  (408) 765-8080
                                  --------------
               (Registrant's telephone number, including area code)

                                       N/A
                                 ---------------
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

          Class                                 Outstanding at June 27, 1998
Common Stock, $.001 par value                            1,680 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                        ------------------   ----------------
                                        Jun. 27,  Jun. 28,   Jun. 27, Jun 28,
                                          1998      1997       1998    1997
                                          ----      ----       ----    ----

Net revenues                            $ 5,927   $ 5,960    $11,928  $12,408
Costs and expenses:
 Cost of sales                            3,027     2,343      5,776    4,650
 Research and development                   623       575      1,218    1,156
 Marketing, general and administrative      671       704      1,382    1,397
 Purchased in-process research and
  development                                --        --        165       --
                                        -------   -------    -------  -------
Operating costs and expenses              4,321     3,622      8,541    7,203
                                        -------   -------    -------  -------
Operating income                          1,606     2,338      3,387    5,205
Interest expense                             (8)       (7)       (15)     (14)
Interest income and other, net              152       219        359      434
                                        -------   -------    -------  -------
Income before taxes                       1,750     2,550      3,731    5,625

Provision for taxes                         578       905      1,286    1,997
                                        -------   -------    -------  -------
Net income                              $ 1,172   $ 1,645    $ 2,445  $ 3,628
                                        =======   =======    =======  =======

Basic earnings per common share         $  0.69   $  1.01    $  1.47  $  2.22
                                        =======   =======    =======  =======

Diluted earnings per common share       $  0.66   $  0.92    $  1.38  $  2.02
                                        =======   =======    =======  =======
Cash dividends declared per
 common share                           $  0.00   $  0.03    $  0.03  $ 0.055
                                        =======   =======    =======  =======
Weighted average common shares
 outstanding                              1,691     1,635      1,666    1,636
Dilutive effect of:
 Employee stock options                      78       106         83      106
 1998 Step-Up Warrants                       --        56         23       56
                                        -------   -------    -------  -------
Weighted average common shares
 outstanding, assuming dilution           1,769     1,797      1,772    1,798
                                        =======   =======    =======  =======

See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Balance Sheets           Jun. 27,   Dec. 27,
(in millions)                                     1998       1997
                                                  ----       ----
                                               (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                     $ 1,887     $ 4,102
 Short-term investments                          5,522       5,630
 Trading assets                                    289         195
 Accounts receivable, net                        3,126       3,438
 Inventories:
  Raw materials                                    250         255
  Work in process                                  988         928
  Finished goods                                   465         514
                                               -------     -------
                                                 1,703       1,697
                                               -------     -------
 Deferred tax assets                               665         676
 Other current assets                              176         129
                                               -------     -------
Total current assets                            13,368      15,867
                                               -------     -------
Property, plant and equipment                   20,303      18,127
Less accumulated depreciation                   (8,300)     (7,461)
                                               -------     -------
Property, plant and equipment, net              12,003      10,666
Long-term investments                            2,040       1,839
Other assets                                     1,007         508
                                               -------     -------
TOTAL ASSETS                                   $28,418     $28,880
                                               =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                               $   132     $   212
 Long-term debt redeemable within one year         110         110
 Accounts payable                                1,092       1,407
 Accrued compensation and benefits                 883       1,268
 Deferred income on shipments to distributors      391         516
 Accrued advertising                               362         500
 Other accrued liabilities                       1,108         842
 Income taxes payable                              176       1,165
                                               -------     -------
Total current liabilities                        4,254       6,020
                                               -------     -------
Long-term debt                                     472         448
Deferred tax liabilities                         1,248       1,076
Put warrants                                       711       2,041
Stockholders' equity:
 Preferred stock                                    --          --
 Common stock and capital in excess
  of par value                                   4,853       3,311
 Retained earnings                              16,664      15,926
 Accumulated other comprehensive income            216          58
                                               -------     -------
Total stockholders' equity                      21,733      19,295
                                               -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $28,418     $28,880
                                               =======     =======

Certain 1997 amounts have been reclassified to conform to the 1998 presentation. See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)
(in millions)

                                                            Six Months Ended
                                                            ----------------
                                                        Jun. 27,      Jun. 28,
                                                          1998          1997
                                                          ----          ----
Cash flows provided by (used for) operating
 activities:
Net income                                              $  2,445      $  3,628
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation                                              1,304         1,050
 Net loss on retirements of property, plant and
  equipment                                                   89            23
 Deferred taxes                                              105            81
 Purchased in-process research and development               165            --
 Changes in assets and liabilities:
  Accounts receivable                                        337          (227)
  Inventories                                                 46          (150)
  Accounts payable                                          (332)           53
  Accrued compensation and benefits                         (385)         (191)
  Income taxes payable                                      (993)         (444)
  Tax benefit from employee stock plans                      181           117
  Other assets and liabilities                              (489)          193
                                                         -------       -------
   Total adjustments                                          28           505
                                                         -------       -------
Net cash provided by operating activities                  2,473         4,133
                                                         -------       -------
Cash flows provided by (used for) investing
  activities:
 Additions to property, plant and equipment               (2,206)       (1,758)
 Purchase of Chips and Technologies, Inc.,
  net of cash acquired                                      (321)           --
 Purchase of Digital Equipment Corporation
  semiconductor operations                                  (625)           --
 Purchases of available-for-sale investments              (4,528)       (3,380)
 Sales of available-for-sale investments                      46            93
 Maturities and other changes in available-for-sale
  investments                                              4,717         3,047
                                                         -------       -------
Net cash (used for) investing activities                  (2,917)       (1,998)
                                                         -------       -------
Cash flows provided by (used for) financing
  activities:
 (Decrease) in short-term debt, net                         (80)          (208)
 Additions to long-term debt                                 34             68
 Retirement of long-term debt                                --           (300)
 Proceeds from sales of shares through employee
  stock plans and other                                     259            178
 Proceeds from exercise of 1998 Step-Up Warrants          1,620             26
 Proceeds from sales of put warrants                         27            141
 Repurchase and retirement of Common Stock               (3,531)        (2,121)
 Payment of dividends to stockholders                      (100)           (82)
                                                        -------        -------
Net cash (used for) financing activities                 (1,771)        (2,298)
                                                        -------        -------
Net (decrease) in cash and cash equivalents             $(2,215)       $  (163)
                                                        =======        =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                              $    18        $    21
  Income taxes                                          $ 1,989        $ 2,243

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

2. As of the second quarter of 1998, the Company adopted a new dividend declaration schedule which will result in the Board of Directors considering two dividend declarations in the first and third quarters of the year and no declarations in the second and fourth quarters of the year. The new declaration schedule does not change the Company's historical quarterly dividend payment schedule. In keeping with this new schedule, no dividend was declared in the second quarter of 1998, and on July 22, 1998 the Board of Directors declared a dividend of $.03 per share payable September 1, 1998 to stockholders of record on August 7, 1998.

3.   Interest and other income includes (in millions):

                                 Three Months Ended         Six Months Ended
                                 ------------------         ----------------
                                 Jun. 27,   Jun. 28,       Jun. 27,   Jun. 28,
                                  1998       1997           1998       1997
                                  ----       ----           ----       ----
     Interest income              $   143    $   142        $   303    $   269
     Foreign currency gains             3         12              3         25
     Other income (expense), net        6         65             53        140
                                  -------    -------        -------    -------
     Total                        $   152    $   219        $   359    $   434
                                  =======    =======        =======    =======

     Other income for the six months ended June 27, 1998 consists primarily of gains on sales of equity investments.

4. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or total stockholders' equity.

     The components of comprehensive income, net of tax, are as follows (in millions):

                                         Three Months Ended      Six Months Ended
                                         ------------------      ----------------
                                         Jun. 27,   Jun. 28,     Jun. 27, Jun. 28,
                                          1998       1997         1998     1997
                                          ----       ----         ----     ----
     Net income                          $ 1,172    $ 1,645      $ 2,445  $ 3,628
     Change in unrealized gain (loss) on
       available-for-sale investments         61         33          158      (53)
                                         -------    -------      -------  -------
     Total                               $ 1,233    $ 1,678      $ 2,603  $ 3,575
                                         =======    =======      =======  =======

     Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

5. Between December 27, 1997 and March 14, 1998, approximately 78 million of the Company's 1998 Step-Up Warrants to purchase shares of Common Stock were exercised at a price of $20.875 per share. Approximately 78 million shares of Common Stock were issued, and the Company received proceeds of approximately $1.6 billion. The expiration date of these warrants was March 14, 1998.

6. During the first half of 1998, the Company repurchased 44.3 million shares of Common Stock under the Company's authorized repurchase program at a cost of $3.5 billion, including $920 million to purchase 12 million shares upon the exercise of outstanding put warrants. During the first quarter of 1998, the Company's Board of Directors approved an increase in the repurchase program of up to 100 million additional shares, bringing the total authorization to 380 million shares. As of June 27, 1998, after allowing for the outstanding put warrants, approximately 113.8 million shares remained available under the repurchase program. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

7. In a series of private placements during the 1991-1998 period, the Company sold put warrants that entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified price. Activity during the first half of 1998 is summarized as follows:

                                                      Put Warrants Outstanding
                                                      ------------------------
                         Cumulative Proceeds     Number            Potential
     (in millions)            Received        Of Warrants         Obligation
     -------------            --------        -----------         ----------
     December 27, 1997         $ 623              26.3              $2,041
     Exercises                    --              (1.7)               (127)
     Expirations                  --              (9.8)               (729)
                              -------          -------              -------
     March 28, 1998            $ 623              14.8              $1,185
     Sales                        27               5.0                 387
     Exercises                    --             (10.3)               (793)
     Expirations                  --              (1.0)                (68)
                              -------          -------              -------
     June 27, 1998             $ 650               8.5              $  711
                              =======          =======              =======

     A total of 5 million put warrants were sold to commercial and investment banks during May 1998. They expire on various dates between October and November 1998 and have exercise prices ranging from $70 to $80 per share, with an average exercise price of $77. The 8.5 million put warrants outstanding on June 27, 1998 expire on various dates between August and November 1998 and have exercise prices ranging from $70 to $95 per share, with an average exercise price of $84. The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as put warrants. There is no material dilutive effect on earnings per share for the periods presented. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

8. In January 1998, the Company acquired the outstanding shares of Chips and Technologies, Inc., a supplier of graphics accelerator chips for mobile computing products. The purchase price was approximately $430 million ($321 million in net cash). During the first quarter of 1998, the Company recorded a nondeductible charge of $165 million for purchased in-process research and development, representing the appraised value of products still in the development stage that were not considered to have reached technological feasibility and had no alternative future use.

     In May 1998, the Company purchased the semiconductor operations of Digital Equipment Corporation, including manufacturing facilities in Massachusetts as well as development operations in Israel and Texas, for approximately $625 million in cash, subject to certain adjustments. Assets acquired consisted primarily of property, plant and equipment. Following the completion of the purchase, all lawsuits between the companies were dismissed with prejudice.

9. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

10.  In November 1997, Intergraph Corporation ("Intergraph") filed suit in
     U.S. District Court in Alabama generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights and alleging infringement on three Intergraph patents as well as violations of antitrust laws and various state law claims. In April 1998, the Court ordered Intel to continue to treat Intergraph as it does allegedly similarly-situated customers. In June 1998, Intel answered the Amended Complaint of Intergraph and filed counter claims against Intergraph for infringement of seven patents covering various aspects of computer system performance. Also in June, Intel filed a motion for summary judgment on Intergraph's patent claims on the grounds that Intel is licensed to use those patents. In July, the Company received a letter stating that Intergraph believes that the patent damages will be "several billion dollars by the time of trial." In addition, Intergraph alleges that Intel's infringement is willful and that any damages awarded should be trebled. The letter also stated that Intergraph believes that antitrust, unfair competition and tort and contract damages will be "hundreds of millions of dollars by the time of trial." The Company disputes Intergraph's claims and intends to defend the lawsuit vigorously.

     The Company is currently party to various legal proceedings, including that noted above. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which it occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Second Quarter of 1998 Compared to Second Quarter
                        of 1997

Revenues for Q2 1998 were essentially flat compared to Q2 1997. Processor unit volumes increased compared to Q2 1997, offset by lower processor prices and decreasing revenues from sales of related board-level products, as well as lower revenues from sales of flash memory and embedded control products. Revenues from networking and graphics products increased. Unit volumes of processors based on the P6 micro-architecture** increased and were partially offset by lower volumes of Pentium(R) family processors.

Cost of sales increased by 29% from Q2 1997 to Q2 1998 due to the shift in product mix to the Pentium(R) II processor, reflecting the cost of purchased components for the Single Edge Contact ("SEC") cartridge, higher unit volumes, and higher fixed costs. In addition, in Q2 1998 reductions in product costs on the highest volume processors caused inventories to be written-down to the new lower costs. Gross margin decreased to 49% in Q2 1998 from 61% in Q2 1997 primarily due to the lower processor prices, the impact of the SEC cartridge, the inventory write-downs and higher fixed costs.

For Q2 1998, sales of microprocessors based on the P6 micro-architecture represented a majority of the Company's revenues and a substantial majority of its gross margin. For Q2 1997, these products represented a significant and growing portion of both revenues and gross margin. Sales of Pentium family microprocessors represented a significant but declining portion of the Company's revenues and gross margin in Q2 1998, and they constituted a majority of revenues and a substantial majority of gross margin in Q2 1997. No other product group represented a significant portion of the Company's revenues or gross margin during Q2 1998 or Q2 1997.

Operating expenses were essentially flat between Q2 1997 and Q2 1998. Research and development spending on process and product development programs increased while Intel Inside(R) and profit dependent expenses decreased. Operating expenses were 21.8% of revenues in Q2 of 1998 and 21.5% in Q2 1997.

Interest and other income for Q2 1998 decreased by $67 million over the prior year. Net gains associated with the Company's equity investments and foreign currency gains were lower than in Q2 1997.

The provision for taxes for Q2 1998 decreased by $327 million over the prior year primarily due to a decrease in pretax income in Q2 1998. The effective tax rate decreased from 35.5% for Q2 1997 to 33% for Q2 1998.


Results of Operations - First Half of 1998 Compared to First Half of 1997

Revenues for the first half of 1998 decreased by 4% compared to the first half of 1997, primarily due to lower processor prices and decreasing revenues from sales of related board-level products, as well as lower revenues from sales of flash memory and embedded control products. Revenues from networking and graphics products increased. Processor unit volumes increased in comparison to the first half of 1997, with higher volumes of processors based on the P6 micro-architecture partially offset by lower volumes of Pentium family processors.

Cost of sales rose by 24% from the first half of 1997 to the first half of 1998 due to the shift in product mix to the Pentium II processor, reflecting the cost of purchased components for the SEC cartridge, higher unit volumes, the inventory write-downs due to cost reductions, and higher fixed costs. Gross margin decreased to 52% in the first half of 1998 from 63% in the first half 1997 primarily due to the lower processor prices, the impact of the SEC cartridge, the inventory write-downs and higher fixed costs.



-----------------
** The P6 micro-architecture products include the Pentium(R) II, Pentium(R) II Xeon(TM), Pentium(R) Pro and Intel(R) Celeron(TM) processors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - First Half of 1998 Compared to First Half of 1997
                        (continued)

For the first half of 1998, sales of microprocessors based on the P6 micro-architecture represented a significant and growing portion of the Company's revenues and a majority of its gross margin. For first half of 1997, these products represented a significant and growing portion of both revenues and gross margin. Sales of Pentium family microprocessors represented a significant but declining portion of the Company's revenues and gross margin in the first half of 1998, and they constituted a majority of revenues and a substantial majority of gross margin in the first half of 1997. No other product group represented a significant portion of the Company's revenues or gross margin during the first half of 1998 or 1997.

Operating expenses rose by a total of $212 million from the first half of 1997 to the first half of 1998, and included a one-time charge of $165 million for in-process research and development related to the acquisition of Chips and Technologies, Inc. which was completed in the first quarter of 1998. The remaining increase was primarily due to higher levels of spending on product development programs. Excluding the one-time charge, operating expenses were 21.8% of revenues in the first half of 1998 versus 20.6% in the first half of 1997.

Interest and other income for the first half of 1998 decreased by $75 million over the prior year. Net gains associated with the Company's equity investments and foreign currency gains were lower than in the first half of 1997, partially offset by interest on a higher average investment balance.

The provision for taxes for the first half of 1998 decreased by $711 million over the prior year primarily due to a decrease in pretax income. The effective tax rate decreased from 35.5% for the first half of 1997 to 33% for the first half of 1998, excluding the impact of the nondeductible charge related to the acquisition of Chips and Technologies, Inc.


Financial Condition

The Company's financial condition remains very strong. As of June 27, 1998, cash, trading assets and short- and long-term investments totaled $9.7 billion, down from $11.8 billion at December 27, 1997. The Company's other sources of liquidity include authorized commercial paper borrowings of up to $700 million. The Company also maintains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under Securities and Exchange Commission shelf registration statements.

Major sources of cash during the first half of 1998 included cash generated from operations, which totaled $2.5 billion, and approximately $1.6 billion received upon the exercise of the 1998 Step-Up Warrants. Major uses of cash during the first half of 1998 included capital spending of $2.2 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, $3.5 billion to buy back 44.3 million shares of Common Stock and $946 million in net cash paid for the purchases of Chips and Technologies, Inc. and the semiconductor manufacturing operations of Digital Equipment Corporation ("Digital").

The Company's five largest customers accounted for approximately 41% of net revenues for the six month period ended June 27, 1998. At June 27, 1998, these customers accounted for approximately 40% of net accounts receivable.

Key financing activities in the first half of 1998 included the repurchase of
44.3 million shares of Common Stock for $3.5 billion as part of the Company's authorized stock repurchase program, including $920 million for the purchase of 12 million shares upon the exercise of outstanding put warrants. The Company also sold 5 million put warrants, receiving proceeds of $27 million, while 10.8 million previously outstanding put warrants expired unexercised. From June 27, 1998 through August 5, 1998, the Company repurchased 4 million shares of its

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Common Stock at a cost of $336 million and sold 0.5 million put warrants. As of August 5, 1998, Intel had the potential obligation to repurchase 9 million shares of Common Stock at an aggregate cost of $751 million under outstanding put warrants. The exercise price of these outstanding warrants ranged from $70 to $95 per share, with an average exercise price of $83 per share. During the first quarter of 1998, the Company's Board of Directors approved an increase of up to 100 million additional shares in the Company's repurchase program. This increase brings the total authorization to 380 million shares. As of August 5, 1998, 109.3 million shares remained available for repurchase under the repurchase authorization, after allowing for the outstanding put warrants.

Management considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, the put warrant obligation and the dividend program.


Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any future mergers or acquisitions.

The Company expects revenue for the third quarter of 1998 to be flat to slightly up from the second quarter revenue of $5.9 billion. Consistent with the Company's earlier expectations, revenue in the second half of 1998 is expected to be greater than revenue in the first half. Revenue is partly a function of the mix of microprocessor types and speeds, purchased components and other products, all of which are difficult to forecast. Because of the large price difference between types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's revenues. Revenue is also subject to the rate of growth of the computing industry and the impact of economic conditions in various geographic regions.

Intel's strategy is to introduce ever-higher performance microprocessors tailored for the different segments of the worldwide computer market, using a tiered branding approach. To implement this strategy, the Company plans to cultivate new businesses and continue to work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products in each computer market segment. In line with this strategy, the Company is seeking to develop higher performance microprocessors for each market segment, including servers, workstations, high-end business PCs, the basic PC and other product lines. During the second quarter, the Company introduced higher performance versions of the Pentium II and Celeron(TM) brand processors and began shipping the Pentium(R) II Xeon(TM) brand processor in support of its launch on June 29, 1998. The Company may continue to reduce microprocessor prices at such times as it deems appropriate in order to bring its technology to market within each relevant market segment.

The Company expects the gross margin percentage in the third quarter of 1998 to be up a couple of points from 49 percent in the second quarter. Intel's gross margin expectation for the full year 1998 is unchanged at 52 percent, plus or minus a few points. The Company's goal continues to be to grow gross margin dollars, and the Company believes that over the long-term, the gross margin percentage will be 50 percent plus or minus a few points. Intel's gross margin percentage in any period varies depending on the level of revenues and on the mix of types and speeds of microprocessors sold, as well as the mix of microprocessors and purchased components. The Pentium II processor is packaged with purchased components in the SEC cartridge, and the inclusion of purchased components tends to increase unit costs. Accordingly, sales of the Pentium II processor increase absolute dollar margins but tend to lower the gross margin percentage. Various other factors (including unit volumes and costs, yield issues associated with production at factories, ramp of new technologies, excess or obsolete inventory, variations in inventory valuation and mix of shipments of other semiconductors) will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

The Company has expanded manufacturing capacity over the last few years and continues to plan capacity based on the assumed continued success of its strategy and the acceptance of its products in specific market segments. The Company currently expects capital expenditures for 1998 to be approximately $4.5 to $4.7 billion, flat to slightly up from $4.5 billion in 1997, but down from previous guidance for the year of approximately $5.0 billion. The acceleration of 0.18 micron manufacturing process technology in 1999 allows the Company to reduce spending on current generation technology. The current estimate includes the acquisition of the capital assets of Digital's semiconductor manufacturing operations. This spending plan is dependent upon expectations regarding manufacturing efficiencies, delivery times of various machines and construction schedules for new facilities. Depreciation for 1998 is expected to be approximately $2.9 billion and depreciation in the third quarter of 1998 is expected to be approximately $760 million.

Spending on research and development and marketing, general and administrative expenses in the third quarter of 1998 is expected to be approximately 3 to 5 percent higher than the $1.3 billion in the second quarter of 1998. Expense projections for the third quarter of 1998 incorporate expected higher spending for research and development, merchandising and Intel Inside(R), and are subject in part to changes in revenue and profit dependent expenses. Research and development spending for 1998 is expected to be approximately $2.8 billion, including the approximately $165 million for in-process research and development associated with the acquisition of Chips and Technologies, Inc.
in the first quarter.

In an effort to control expenses, at the end of the first quarter of this year the Company announced plans to reduce headcount by approximately 3,000 people over a 6 month period. The timeframe to complete the reduction has been extended by one quarter to the end of the year.

The Company expects interest and other income for the third quarter of 1998 to be approximately $145 million, assuming no significant changes in interest rates or expected cash balances, and no unanticipated items.

The tax rate for the remaining quarters of 1998 is expected to be 33%.

Intel has established a team to address the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999 and during the transition period through to January 1, 2002. Intel expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by January 1, 1999, and does not expect the costs of system modifications to be material. The Company does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities, or the Company's use of derivative instruments, or will result in any material increase in costs to the Company. While Intel will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

Like many other companies, the year 2000 computer issue creates risks for Intel. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. To address these year 2000 issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem, and the Company currently plans to have changes to critical systems completed and tested by mid-1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, sales, finance and human resources. Intel is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 capable

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

or to monitor their progress toward year 2000 capability. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues.

The Company also has a program to assess the capability of its products to handle the year 2000. To assist customers in evaluating their year 2000 issues, the Company has developed a list which indicates the capability of Intel's current products, and certain products no longer being produced, to handle the year 2000. Products are assigned to one of five categories as defined by the
Company: "Year 2000 Capable", "Year 2000 Capable" with update, not "Year 2000 Capable", under evaluation, or will not test. The list is located at the Company's Year 2000 support website and is periodically updated as analysis on additional products is completed. All Intel processors are "Year 2000 Capable." However, the assessment of whether a complete system will operate correctly depends on the BIOS capability and software design and integration, and for many end-users this will include BIOS and software provided by companies other than Intel. As described more fully at the support website, Intel offers a "Year 2000 Capable" Limited Warranty on certain of its current products. Except as specifically provided for in the Limited Warranty, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their year 2000 capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues, and it is anticipated that these expenditures will continue through 1999 and thereafter. As used by Intel, "Year 2000 Capable" means that when used properly and in conformity with the product information provided by Intel, the Intel product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Intel product properly exchanges date data with the Intel product.

The costs incurred to date related to these programs are less than $20 million. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $250 million. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

The Company is currently party to various legal proceedings. Although litigation is subject to inherent uncertainties, management, including internal counsel, does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on the Company's financial position or overall trends in results of operations. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse impact on the net income of that period. Management believes, given the Company's current liquidity and cash and investments balances, that even an adverse judgment would not have a material impact on cash and investments or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

The Company's future results of operations and the other forward-looking statements contained in this outlook, in particular the statements regarding revenues, pricing, new product development, gross margin, capital spending, depreciation, research and development expenses, marketing and general and administrative expenses, headcount reductions, net interest and other, tax rate, conversion to the Euro, year 2000 issues and legal proceedings involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: changes in customer order patterns, including changes in customer and channel inventory levels; competitive factors, such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; pricing pressures; development and timing of introduction of compelling software applications; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the manufacturing ramp; costs associated with excess manufacturing capacity; the ability to grow new businesses and successfully integrate and operate any acquired businesses; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by year 2000 problems; claims due to year 2000 issues allegedly related to the Company's products or year 2000 remediation efforts; and litigation involving antitrust, intellectual property, consumer and other issues.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings


                   Digital Equipment Corporation v. Intel,
             U.S. District Court, District of Mass. (97-40080)
             -------------------------------------------------
Effective as of May 19, 1998, all lawsuits between the companies have been dismissed with prejudice.


                      Intergraph Corporation v. Intel
   U.S. District Court, Northern District of Alabama, Northeastern Division
                            (CV-97-N-3023-NE)
                            -----------------
In June of this year, Intel answered the Amended Complaint of Intergraph and filed counter claims against Intergraph for infringement of seven patents covering various aspects of computer system performance. Also in June, Intel filed a motion for summary judgment on Intergraph's patent claims on the grounds that Intel is licensed to use those patents. In July, the Company received a letter stating that Intergraph believes that the patent damages will be "several billion dollars by the time of trial." In addition, Intergraph alleges that Intel's infringement is willful and that any damages awarded should be trebled. The letter also stated that Intergraph believes that antitrust, unfair competition and tort and contract damages will be "hundreds of millions of dollars by the time of trial." The Company disputes
Intergraph's claims and intends to defend the lawsuit vigorously. Although litigation is subject to inherent uncertainties and the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.




Item 2.   Changes in Securities


(c)    Unregistered sales of equity securities.

Reference is made to the information on sales of put warrants appearing in
Note 7 under the heading "Intel Corporation, Notes to Consolidated Condensed Financial Statements" in Part I, Item 1 hereof. All such transactions are exempt from registration under Section 4 (2) of the Securities Act of 1933. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these securities.

Item 4.   Submission of Matters to a Vote of Security Holders

At Intel Corporation's Annual Meeting of Stockholders held on May 20, 1998, the following proposals were adopted or rejected by the margins indicated.

                                               Number of Shares

                                          Voted for        Withheld
                                          ---------        --------
1. To elect a Board of Directors
to hold office until the next
Annual Meeting of Stockholders or
until their respective successors
have been elected or appointed.

     C. Barrett                           1,492,905,143    3,466,432
     J. Browne                            1,492,774,105    3,597,470
     W. Chen                              1,492,957,078    3,414,497
     A. Grove                             1,492,959,473    3,412,102
     J. Guzy                              1,492,834,624    3,536,951
     G. Moore                             1,492,921,584    3,449,991
     A. Rock                              1,492,797,748    3,573,827
     J. Shaw                              1,492,802,914    3,568,661
     L. Vadasz                            1,492,794,176    3,577,399
     D. Yoffie                            1,492,785,113    3,586,462
     C. Young                             1,492,836,998    3,534,577

                                                 Number of Shares

                               Voted For        Voted      Withheld     No Vote
                               ---------        -----      --------     -------
                                               Against
                                               -------
2. To ratify the appointment   1,492,221,795    2,062,984  2,086,386        411
of the accounting firm of
Ernst & Young LLP as
independent auditors for the
Company for the current year.

                                                  Number of Shares

                               Voted For         Voted      Withheld    No Vote
                               ---------        Against     --------    -------
                                                -------
3. To consider a stockholder   101,703,872      859,335,577 64,887,177  470,444,950
proposal to endorse the CERES
Principles.


Item 5.   Other Information


(1) As announced in a press release dated May 29, 1998, the Company has notified customers of a change in the production schedule for the Merced(TM) processor. According to the newly communicated schedule, sample volumes of the 64-bit processor are now expected in 1999, with planned production volumes moving from 1999 to mid-2000. The Merced processor will be the first processor in Intel's IA-64 product family. Products based on the IA-64 architecture are expected to be initially targeted at the high-performance server and workstation market segments.


(2) On July 22, 1998 the Board of Directors approved an amendment to the Company's Bylaws to revise the "advance notice" bylaw governing the requirement of prior notice for stockholder proposals being submitted for Annual and Special meetings. This revision reflects recent amendments to Rules 14a-4 and 14a-8 under the Securities Exchange Act of 1934. The amended and restated Bylaws are attached hereto as Exhibit 3.1.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1  Intel Corporation Bylaws as amended.

10.1 Intel Corporation 1984 Stock Option Plan as amended and restated, effective July 16, 1997.

10.2 Intel Corporation 1988 Executive Long Term Stock Option Plan as amended and restated, effective July 16, 1997.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27   Financial Data Schedule.


(b)  Reports on Form 8-K.

     Intel filed a report on Form 8-K, dated April 14, 1998, relating to financial information for Intel Corporation for the quarter ended March 28, 1998 and forward-looking statements relating to 1998, the 2nd Quarter of 1998 and the 2nd Half of 1998, as presented in a press release of April 14, 1998.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INTEL CORPORATION
                           (Registrant)





Date:     August 10, 1998                By:  /s/  Andy D. Bryant
                                              -----------------------
                                              Andy D. Bryant
                                              Vice President, Chief Financial
                                              Officer and Principal Accounting
                                              Officer