Form 10-Q
period 1998-09-26
INTEL CORP
filed 1998-11-10
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----- Exchange Act of 1934
       For the quarterly period ended September 26, 1998

       OR

 ----- Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from                   to
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

           Class                             Outstanding at September 26, 1998
Common Stock, $.001 par value                           1,667 million

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
(in millions, except per share amounts)

                                         Three Months Ended      Nine Months Ended
                                         ------------------      -----------------
                                        Sept. 26,  Sept. 27,    Sept. 26, Sept. 27,
                                          1998       1997         1998      1997
                                          ----       ----         ----      ----

Net revenues                              $ 6,731   $ 6,155      $18,659   $18,563
Costs and expenses:
 Cost of sales                              3,192     2,604        8,968     7,254
 Research and development                     617       586        1,835     1,742
 Marketing, general and administrative        766       676        2,148     2,073
 Purchased in-process research and
  development                                   -         -          165         -
                                          -------   -------      -------   -------
Operating costs and expenses                4,575     3,866       13,116    11,069
                                          -------   -------      -------   -------
Operating income                            2,156     2,289        5,543     7,494
Interest expense                               (8)       (6)         (23)      (20)
Interest income and other, net                178       157          537       591
                                          -------   -------      -------   -------
Income before taxes                         2,326     2,440        6,057     8,065

Provision for taxes                           767       866        2,053     2,863
                                          -------   -------      -------   -------
Net income                                $ 1,559   $ 1,574      $ 4,004   $ 5,202
                                          =======   =======      =======   =======
Basic earnings per common share           $  0.93   $  0.96      $  2.40   $  3.18
                                          =======   =======      =======   =======
Diluted earnings per common share         $  0.89   $  0.88      $  2.27   $  2.89
                                          =======   =======      =======   =======
Cash dividends declared per
 common share                             $ 0.070   $ 0.030      $ 0.100   $ 0.085
                                          =======   =======      =======   =======
Weighted average common shares
 outstanding                                1,678     1,635        1,670     1,636
Dilutive effect of:
 Employee stock options                        75       102           80       105
 1998 Step-Up Warrants                          -        60           15        57
                                          -------   -------      -------   -------
Weighted average common shares
 outstanding, assuming dilution             1,753     1,797        1,765     1,798
                                          =======   =======      =======   =======

See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Balance Sheets           Sept. 26,        Dec. 27,
(in millions)                                     1998             1997
                                                  ----             ----
                                               (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                     $  2,900          $  4,102
 Short-term investments                           5,519             5,630
 Trading assets                                     268               195
 Accounts receivable, net                         3,636             3,438
 Inventories:
  Raw materials                                     258               255
  Work in process                                   879               928
  Finished goods                                    441               514
                                               --------          --------
                                                  1,578             1,697
                                               --------          --------
 Deferred tax assets                                629               676
 Other current assets                               183               129
                                               --------          --------
Total current assets                             14,713            15,867
                                               --------          --------
Property, plant and equipment                    20,748            18,127
Less accumulated depreciation                     8,885             7,461
                                               --------          --------
Property, plant and equipment, net               11,863            10,666
Long-term investments                             1,789             1,839
Other assets                                      1,023               508
                                               --------          --------
TOTAL ASSETS                                    $29,388           $28,880
                                               ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                               $    162          $    212
 Long-term debt redeemable within one year           30               110
 Accounts payable                                 1,205             1,407
 Accrued compensation and benefits                1,034             1,268
 Deferred income on shipments to distributors       471               516
 Accrued advertising                                411               500
 Other accrued liabilities                        1,145               842
 Income taxes payable                               798             1,165
                                               --------          --------
Total current liabilities                         5,256             6,020
                                               --------          --------
Long-term debt                                      583               448
Deferred tax liabilities                          1,162             1,076
Put warrants                                        588             2,041
Stockholders' equity:
 Preferred stock                                      -                 -
 Common stock and capital in excess
  of par value                                    4,775             3,311
 Retained earnings                               16,842            15,926
 Accumulated other comprehensive income             182                58
                                               --------          --------
Total stockholders' equity                       21,799            19,295
                                               --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $29,388           $28,880
                                               ========          ========

Certain 1997 amounts have been reclassified to conform to the 1998 presentation See Notes to Consolidated Condensed Financial Statements.

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)
(in millions)
                                                                          Nine Months Ended
                                                                          -----------------
                                                                        Sept. 26,    Sept. 27,
                                                                          1998         1997
                                                                          ----         ----
Cash flows provided by (used for) operating activities:
Net income                                                             $  4,004     $  5,202
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation                                                             2,038        1,609
 Net loss on retirements of property, plant and equipment                   183           50
 Deferred taxes                                                              67           88
 Purchased in-process research and development                              165            -
 Changes in assets and liabilities:
  Accounts receivable                                                      (173)        (198)
  Inventories                                                               171         (214)
  Accounts payable                                                         (219)         228
  Accrued compensation and benefits                                        (234)        (108)
  Income taxes payable                                                     (371)        (175)
  Tax benefit from employee stock plans                                     258          171
  Other assets and liabilities                                             (428)        (120)
                                                                       --------     --------
   Total adjustments                                                      1,457        1,331
                                                                       --------     --------

Net cash provided by operating activities                                 5,461        6,533
                                                                       --------     --------

Cash flows provided by (used for) investing activities:
 Additions to property, plant and equipment                              (2,928)      (2,917)
 Purchase of Chips and Technologies, Inc., net of cash acquired            (321)           -
 Purchase of Digital Equipment Corporation semiconductor operations        (625)            -
 Purchases of available-for-sale investments                             (6,347)      (5,565)
 Sales of available-for-sale investments                                    109           95
 Maturities and other changes in available-for-sale
  investments                                                             6,774        5,062
                                                                       --------     --------
Net cash (used for) investing activities                                 (3,338)      (3,325)
                                                                       --------     --------

Cash flows provided by (used for) financing activities:
 (Decrease) in short-term debt, net                                         (71)        (172)
 Additions to long-term debt                                                 63           68
 Retirement of long-term debt                                                 -         (300)
 Proceeds from sales of shares through employee stock plans and other       421          294
 Proceeds from exercise of 1998 Step-Up Warrants                          1,620           35
 Proceeds from sales of put warrants                                         40          190
 Repurchase and retirement of common stock                               (5,248)      (2,372)
 Payment of dividends to stockholders                                      (150)        (131)
                                                                       --------     --------
Net cash (used for) financing activities                                 (3,325)      (2,388)
                                                                       --------     --------
Net (decrease) increase in cash and cash equivalents                   $ (1,202)    $    820
                                                                       ========     ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                              $     28     $     29
 Income taxes                                                          $  2,095     $  2,779

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

2. As of the second quarter of 1998, the Company adopted a new dividend declaration schedule which will result in the Board of Directors considering two dividend declarations in the first and third quarters of the year and no declarations in each of the second and fourth quarters of the year. The new declaration schedule does not change the Company's historical quarterly dividend payment schedule. In keeping with this new schedule, no dividend was declared in the second quarter of 1998, and on July 22, 1998 the Board of Directors declared a dividend of $.03 per share payable on September 1, 1998 to stockholders of record on August 7, On September 16, 1998, the Board of Directors declared a quarterly dividend of $.04 per share payable on December 1, 1998 to stockholders of record on November 7, 1998.


3.  Interest income and other includes (in millions):

                                   Three Months Ended        Nine Months Ended
                                   ------------------        -----------------
                                 Sept. 26,    Sept. 27,    Sept. 26,    Sept. 27,
                                   1998         1997         1998         1997
                                   ----         ----         ----         ----
     Interest income              $ 141        $ 134        $ 444        $ 403
     Foreign currency gains           5           19            8           44
     Other income (expense), net     32            4           85          144
                                 ------       ------       ------       ------
     Total                        $ 178        $ 157        $ 537        $ 591
                                 ======       ======       ======       ======

    Other income for the three and nine months ended September 26, 1998 and the nine months ended September 27, 1997 consists primarily of gains on sales of equity investments.

4. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or total stockholders' equity.

    The components of comprehensive income, net of tax, are as follows (in millions):

                                          Three Months Ended       Nine Months Ended
                                          ------------------       -----------------
                                         Sept. 26,  Sept. 27,     Sept. 26,  Sept. 27,
                                           1998       1997          1998       1997
                                           ----       ----          ----       ----
     Net income                           $ 1,559    $ 1,574       $ 4,004    $ 5,202
     Change in unrealized gain (loss) on
      available-for-sale investments          (34)        54           124          1
                                          -------    -------       -------    -------
     Total                                $ 1,525    $ 1,628       $ 4,128    $ 5,203
                                          =======    =======       =======    =======

    Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

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

6. During the first nine months of 1998, the Company repurchased 64.4 million shares of Common Stock under the Company's authorized repurchase program at a cost of $5.2 billion, including $1.2 billion to purchase 15 million shares upon the exercise of outstanding put warrants. During the first quarter of 1998, the Company's Board of Directors approved an increase in the repurchase program of up to 100 million additional shares, bringing the total authorization to 380 million shares. As of September 26, 1998, after allowing for the outstanding put warrants, approximately 94.7 million shares remained available for repurchase under the program. (See Item 2. Management's Discussion and Analysis for subsequent activity.)

7. In a series of private placements during the 1991-1998 period, the Company sold put warrants that entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified price. Activity during the first nine months of 1998 is summarized as follows:

                                                       Put Warrants Outstanding
                                                       ------------------------
                         Cumulative Proceeds         Number             Potential
     (in millions)           Received             Of Warrants           Obligation
                             --------             -----------           ----------
     December 27, 1997       $   623                  26.3              $ 2,041
     Exercises                    --                  (1.7)                (127)
     Expirations                  --                  (9.8)                (729)
                             -------               -------              -------
     March 28, 1998          $   623                  14.8              $ 1,185
     Sales                        27                   5.0                  387
     Exercises                    --                 (10.3)                (793)
     Expirations                  --                  (1.0)                 (68)
                             -------               -------              -------
     June 27, 1998           $   650                   8.5              $   711
     Sales                        13                   2.5                  201
     Exercises                    --                  (3.0)                (279)
     Expirations                  --                  (0.5)                 (45)
                             -------               -------              -------
     September 26, 1998      $   663                   7.5              $   588
                             =======               =======              =======

    A total of 2.5 million put warrants were sold to commercial and investment banks during August 1998. They expire on various dates between January and February 1999 and have exercise prices ranging from $79.50 to $82 per share, with an average exercise price of $80. The 7.5 million put warrants outstanding on September 26, 1998 expire on various dates between October 1998 and February 1999 and have exercise prices ranging from $70 to $82 per share, with an average exercise price of $78. The amount related to the Company's potential buyback obligation has been reclassified from Stockholders' Equity and recorded as put warrants. There is no material dilutive effect on earnings per share for the periods presented. (See Item
    2. Management's Discussion and Analysis for subsequent activity.)

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

8. In September 1998, the Company repriced $80 million of the 1983 Series A Adjustable Rate Industrial Revenue Bonds ("Series A Bonds") issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority. The Series A Bonds will bear interest at the rate of 4.25% through August 2003. Bondholders of approximately $59 million agreed to retain the bonds at the adjusted interest rate. The balance of approximately $21 million was remarketed.
    The bonds, which were included in current liabilities at December 27, 1997 due to the redemption option, have been reclassified to long-term debt as a result of the refinancing.

9. In January 1998, the Company acquired the outstanding shares of Chips and Technologies, Inc., a supplier of graphics accelerator chips for mobile computing products. The purchase price was approximately $430 million ($321 million in net cash). During the first quarter of 1998, the Company recorded a nondeductible charge of $165 million for purchased in-process research and development, representing the appraised value of products still in the development stage that were not considered to have reached technological feasibility and had no alternative future use.

    In May 1998, the Company purchased the semiconductor operations of Digital Equipment Corporation, including manufacturing facilities in Massachusetts as well as development operations in Israel and Texas, for approximately $625 million in cash, subject to certain adjustments. Assets acquired consisted primarily of property, plant and equipment. Following the completion of the purchase, lawsuits between the companies that had been pending since 1997 were dismissed with prejudice.

10. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

11. In November 1997, Intergraph Corporation ("Intergraph") filed suit in U.S. District Court in Alabama generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights and alleging infringement on three Intergraph patents as well as violations of antitrust laws and various state law claims. In April 1998, the Court ordered Intel to continue to treat Intergraph as it does allegedly similarly-situated customers. In June 1998, Intel answered the Amended Complaint of Intergraph and filed counter claims against Intergraph for infringement of seven patents covering various aspects of computer system performance. Also in June, Intel filed a motion for summary judgment on Intergraph's patent claims on the grounds that Intel is licensed to use those patents. In July, the Company received a letter stating that Intergraph believes that the patent damages will be "several billion dollars by the time of trial." In addition, Intergraph alleges that Intel's infringement is willful and that any damages awarded should be trebled. The letter also stated that Intergraph believes that antitrust, unfair competition and tort and contract damages will be "hundreds of millions of dollars by the time of trial." The Company disputes Intergraph's claims and intends to defend the lawsuit vigorously.

    In March 1995, EMI Group, NA ("EMI") brought suit in U.S. District Court in Delaware alleging infringement of a U.S. patent relating to processes for manufacturing semiconductors. In May 1996, the Court granted Intel's motion for summary judgment on some of the processes in issue. In November 1996, the Court granted Intel's motion for summary judgment on the remaining processes in issue and entered judgment in favor of Intel and against EMI on the claims of the complaint. A unanimous decision by the Court of Appeals affirmed this decision in September 1998.

Intel Corporation, Notes to Consolidated Condensed Financial Statements (continued)

    The Company is currently party to various legal proceedings, including those noted above. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which it occurs.

12. In October 1998, the Company announced that it had entered into a definitive agreement to acquire Shiva Corporation, whose products include remote access and virtual private networking (VPN) solutions for the small to medium enterprise market segment and the remote access needs of campuses and branch offices. Intel expects that the total cash required to complete the transaction will be approximately $185 million, before consideration of any cash to be acquired. This transaction is subject to approval by Shiva stockholders and is also subject to regulatory review.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Third Quarter of 1998 Compared to Third Quarter of 1997

Revenues for Q3 1998 increased by 9% compared to Q3 1997. Higher processor volumes and a shift in mix toward processors based on the P6 micro-architecture** drove the overall growth in revenues. Revenues from sales of chipsets and networking products also grew between these periods.

Cost of sales rose by 23% from Q3 1997 to Q3 1998 due to increased volumes and additional costs associated with purchased components for the Single Edge Contact ("SEC") cartridge in the Pentium(R) II processor. These cost increases were partially offset by the impact of cost reduction efforts. Gross margin decreased to 53% in Q3 1998 from 58% in Q3 1997 due to the impact of the SEC cartridge, partially offset by the impact of cost reductions and a more favorable product mix.

For Q3 1998, sales of microprocessors based on the P6 micro-architecture represented a majority of the Company's revenues and a substantial majority of its gross margin. For Q3 1997, these products represented a significant and growing portion of both revenues and gross margin. Sales of Pentium(R) family microprocessors did not represent a significant portion of the Company's revenues and gross margin in Q3 1998, but they constituted a majority of revenues and gross margin in Q3 1997. No other product group represented a significant portion of the Company's revenues or gross margin during Q3 1998 or Q3 1997.

Research and development expenses and marketing, general and administrative expenses rose by a total of $121 million, or 10%, from Q3 1997 to Q3 1998, primarily due to increased spending on product development programs and higher merchandising and Intel Inside(R) expenses. Operating expenses were 20.5% of revenues in both Q3 of 1998 and Q3 1997.

Interest income and other for Q3 1998 increased by $21 million over the prior year due primarily to higher gains on sales of equity investments, partially offset by lower foreign currency gains.

The provision for taxes for Q3 1998 decreased by $99 million over the prior year as a result of lower pretax earnings and a lower effective tax rate. The effective tax rate decreased from 35.5% for Q3 1997 to 33% for Q3 1998.

Results of Operations - First Nine Months of 1998 Compared to First Nine
                        Months of 1997

Revenues for the first nine months of 1998 were essentially flat compared to the first nine months of 1997. Higher processor unit volumes compared to the first nine months of 1997 were offset by lower processor prices and lower revenues from sales of flash memory and embedded control products. Revenues from sales of chipsets and networking products increased.

Cost of sales rose by 24% from the first nine months of 1997 to the first nine months of 1998 due to increased volumes and the shift in product mix to the P6 micro-architecture, reflecting the cost of purchased components for the SEC cartridge. Gross margin decreased to 52% in the first nine months of 1998 from 61% in the first nine months of 1997 primarily due to the impact of the SEC cartridge and lower processor prices.

For the first nine months of 1998, sales of microprocessors based on the P6 micro-architecture represented a majority of the Company's revenues and a substantial majority of its gross margin. For the first nine months of 1997, these products represented a significant and growing portion of both revenues and gross margin. Sales of Pentium family microprocessors represented a significant but declining portion of the Company's revenues and

________________
** The P6 micro-architecture products include the Pentium(R) II, Pentium(R) II Xeon(TM), Pentium(R) Pro and Intel(R) Celeron(TM) processors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - First Nine Months of 1998 Compared to First Nine Months of 1997 (continued)

gross margin in the first nine months of 1998, and they constituted a majority of revenues and a substantial majority of gross margin in the first nine months of 1997. No other product group represented a significant portion of the Company's revenues or gross margin during the first nine months of 1998 or 1997.

Research and development expenses and marketing, general and administrative expenses rose by a total of $333 million, or 9%, from the first nine months of 1997 to the first nine months of 1998, and included a one-time charge of $165 million for in-process research and development related to the acquisition of Chips and Technologies, Inc. which was completed in the first quarter of 1998. The remaining increase was primarily due to higher levels of research and development spending on product development programs. Operating expenses were 22.2% of revenues in the first nine months of 1998 versus 20.6% in the first nine months of 1997.

Interest income and other for the first nine months of 1998 decreased by $54 million over the prior year. Net gains associated with the Company's equity investments and foreign currency gains were lower than in the first nine months of 1997, partially offset by interest on a higher average investment balance.

The provision for taxes for the first nine months of 1998 decreased by $810 million over the prior year primarily as a result of a decrease in pretax earnings. The effective tax rate decreased from 35.5% for the first nine months of 1997 to 33% for the first nine months of 1998, excluding the impact of the nondeductible charge related to the acquisition of Chips and Technologies, Inc.


Financial Condition

The Company's financial condition remains very strong. As of September 26, 1998, cash, trading assets and short- and long-term investments totaled $10.5 billion, down from $11.8 billion at December 27, 1997. The Company's other sources of liquidity include authorized commercial paper borrowings of up to $700 million. The Company also maintains the authority to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under Securities and Exchange Commission shelf registration statements.

Major sources of cash during the first nine months of 1998 included cash generated from operations, which totaled $5.5 billion, and approximately $1.6 billion received upon the exercise of the 1998 Step-Up Warrants. Major uses of cash during the first nine months of 1998 included capital spending of $2.9 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, $5.2 billion to buy back 64.4 million shares of Common Stock and $946 million in net cash paid for the purchase of Chips and Technologies, Inc. and the semiconductor manufacturing operations of Digital Equipment Corporation ("Digital").

The Company's five largest customers accounted for approximately 41% of net revenues for the nine month period ended September 26, 1998. At September 26, 1998, these customers accounted for approximately 38% of net accounts receivable.

Key financing activities in the first nine months of 1998 included the repurchase of 64.4 million shares of Common Stock for $5.2 billion as part of the Company's authorized stock repurchase program, including $1.2 billion for the purchase of 15 million shares upon the exercise of outstanding put warrants. The Company also sold 7.5 million put warrants, receiving proceeds of $40 million, while 11.3 million put warrants expired unexercised. From September 26, 1998 through November 3, 1998, the Company repurchased 10.6 million shares of its Common Stock at a cost of $932 million and 5 million put warrants expired unexercised. As of November 3, 1998, Intel had the potential obligation to repurchase 2.5 million shares of Common Stock at an aggregate cost of $201 million under outstanding put warrants. The exercise price of these outstanding warrants ranged from $80 to $82 per share, with an average exercise price of $80 per share. During the first quarter of 1998, the Company's Board of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Directors approved an increase of up to 100 million additional shares in the Company's repurchase program. This increase brought the total authorization to 380 million shares. As of November 3, 1998, 89.1 million shares remained available for repurchase under the authorization, after allowing for the outstanding put warrants.

In October 1998, the Company announced that it had entered into a definitive agreement to acquire Shiva Corporation. Intel expects that the total cash required to complete the transaction will be approximately $185 million, before consideration of any cash to be acquired. This transaction is subject to approval by Shiva stockholders and is also subject to regulatory review. In addition, during October 1998, the Company made a $500 million investment to acquire a minority nonvoting equity interest in Micron Technology, Inc,.

Management considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including the acquisition and the investment described above, planned capital expenditure programs, working capital requirements, the put warrant obligation and the dividend program.


Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers or acquisitions that have not closed as of the end of the third quarter of 1998.

The Company expects revenue for the fourth quarter of 1998 to be up approximately 8 to 10 percent from the third quarter revenue of $6.7 billion. This represents a change from the previous guidance that fourth quarter revenue would be up slightly from the third quarter. Revenue is partly a function of the mix of microprocessor types and speeds, purchased components and other products, all of which are difficult to forecast. Because of the large price difference between types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's revenues. Revenue is also subject to the rate of growth of the computing industry and the impact of business and economic conditions, such as the current global financial difficulties.

Intel's strategy is to introduce ever-higher performance microprocessors tailored for the different segments of the worldwide computer market, using a tiered branding approach. To implement this strategy, the Company plans to cultivate new businesses and continue to work with the software industry to develop compelling applications that can take advantage of this higher performance, thus driving demand toward the newer products in each computer market segment. In line with this strategy, the Company is seeking to develop higher performance microprocessors for each market segment, including servers, workstations, high-end business PCs, the basic PC and other product lines. During the third quarter, the Company launched the Pentium(R) II Xeon(TM) processor (for mid- and high-range servers and workstations), and introduced higher performance versions of the Pentium II processor (for desktops and entry-level servers and workstations), the Celeron(TM) brand processor
(for basic PC users) and the Pentium II processor for mobile PCs. The Company may continue to reduce microprocessor prices at such times as it deems appropriate in order to bring its technology to market within each relevant market segment.

The Company now expects the gross margin percentage in the fourth quarter of 1998 to be up a couple of points from 53 percent in the third quarter. Previous guidance was that margin would be flat to slightly up in the fourth quarter. Intel's gross margin percentage in any period varies depending on the level of revenues and on the mix of types and speeds of microprocessors sold, as well as the mix of microprocessors and purchased components. The Pentium II processor is packaged with purchased components in the SEC cartridge, and the inclusion of purchased components tends to increase unit costs. Accordingly, sales of the Pentium II processor increase absolute dollar margins but tend to lower the gross margin percentage. Various other factors (including

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

unit volumes and costs, yield issues associated with production at factories, ramp of new technologies, excess or obsolete inventory, variations in inventory valuation and mix of shipments of other semiconductors) will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

The Company has expanded manufacturing capacity over the last few years and continues to plan capacity based on the assumed continued success of its strategy and the acceptance of its products in specific market segments. The Company currently expects capital expenditures for 1998 to be approximately $4.2 billion, down from $4.5 billion in 1997. This is less than the guidance for the year of $4.5 to $4.7 billion given in the Form 10-Q for the second quarter, primarily as a result of a facilities realignment and the Company's continued efforts to control costs. The current estimate includes the acquisition of the capital assets of Digital's semiconductor manufacturing operations. This spending plan is dependent upon expectations regarding manufacturing efficiencies, delivery times of various machines and construction schedules for new facilities. Depreciation for the fourth quarter of 1998 is expected to be approximately $780 million.

Spending on research and development and marketing, general and administrative expenses in the fourth quarter of 1998 is expected to be approximately 8 to 10 percent higher than the $1.4 billion in the third quarter of 1998, up from earlier guidance of 3 to 5 percent higher than third quarter expenses. Expense projections for the fourth quarter of 1998 incorporate expected higher merchandising, Intel Inside(R) and profit dependent expenses. Total spending is subject in part to changes in revenue and profit dependent expenses. Research and development spending for the fourth quarter of 1998 is expected to be approximately $650 million.

Intel is still making progress on reducing headcount and the Company expects to be within a few hundred people of its previously announced headcount reduction target of approximately 3,000 employees by the end of the year. In 1999, the Company expects to complete other previously announced headcount reduction plans at manufacturing locations in Massachusetts and Puerto Rico.

The Company expects interest and other income for the fourth quarter of 1998 to be approximately $200 million, up from earlier guidance of $160 million, assuming no significant changes in expected interest rates or cash balances, and no unanticipated items.

The tax rate for the fourth quarter of 1998 is expected to be 33%.

Intel has established a team to address the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999 and during the transition period through January 1, 2002. Intel expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by January 1, 1999, and does not expect the costs of system modifications to be material. The Company does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities, or the Company's use of derivative instruments, or will result in any material increase in costs to the Company. While Intel will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

Like many other companies, the year 2000 computer issue creates risks for Intel. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the fact that the year 2000 is a leap year. To address these year 2000 issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first (the Company has categorized as "critical" or "priority" those systems whose failure would cause an extended shut down of all or part

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

of a factory, could cause personal injury or would have a sustained and significant detrimental financial impact). These activities are intended to encompass all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, facilities management, sales, finance and human resources. The Company is also testing customer and supplier interfaces as appropriate. The Company's manufacturing equipment and systems are highly automated, incorporating PC's, embedded processors and related software to control activity scheduling, inventory tracking, statistical analysis and automated manufacturing. A significant portion of the Company's year 2000 efforts on internal systems is intended to prevent disruption to manufacturing operations. As of October 1998, approximately 85% of the Company's critical and priority manufacturing systems and 61% of critical and priority non-manufacturing systems were determined to be already year 2000 capable, or replacements, changes, upgrades or workarounds have been determined and tested. These replacements, changes and upgrades may not yet have been deployed. The Company is in the process of planning a comprehensive program of integration testing of internal systems. The integration testing began in the third quarter of 1998 and will continue into 1999 as necessary.

The table below indicates the phases of the year 2000 project related to the Company's critical and priority internal systems and the expected time frames.

Phases of the Project                  Start Date          End Date
---------------------                  ----------          --------

High level assessment of systems       1996                Q3 1998 (actual)
Detailed assessment, remediation and
 unit testing                          1996                Q1 1999 (expected)
Deployment                             1997                Mid-1999 (expected)
Integration testing                    Q3 1998             Mid-1999 (expected)

Intel is also actively working with suppliers of products and services to determine the extent to which the suppliers' operations and the products and services they provide are year 2000 capable and to monitor their progress toward year 2000 capability. Highest priority is being placed on working with suppliers that are critical to the business, defined by Intel as those whose failure would shut down manufacturing or other critical operations within a short period of time. The Company has made inquiry of its major suppliers and to date has received responses to its initial inquiries from 100% of critical suppliers. Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix year 2000 problems and to be prepared to continue functioning effectively as a supplier in accord with Intel's standards and requirements. Contingency plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming year 2000 capable in a timely manner. The Company is also developing contingency plans to address possible changes in customer order patterns due to year 2000 issues. As with suppliers, the readiness of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products.

Intel believes that its most reasonably likely worst case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remediate the year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials.

The Company's microprocessor production is conducted in a network of domestic and foreign facilities. Each location relies on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electricity grid or an uneven supply of power, as an example, would be a worst case scenario that would completely shut down the affected facilities. Electrical failure could also shut down airports and other transportation facilities. The Company does not currently maintain facilities which would allow it to generate its

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

own electrical or water supply in lieu of that supplied by utilities. To the extent possible, the Company is working with the infrastructure suppliers for its manufacturing sites, major subcontractor sites and relevant transportation hubs to seek to better ensure continuity of infrastructure services. Contingency planning regarding major infrastructure failure generally emphasizes the shift of production to other, unaffected sites or planned increases in inventory levels of specific products. Multiple plants engage in similar tasks in the Intel system and production can be expanded in some sites to partially make up for capacity unavailable elsewhere. Although overall capacity would be reduced, it is not expected that the entire production system would halt due to the unavailability of one or two facilities.

A worst case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third party supplies with internal production. Where efforts to work with critical suppliers to ensure year 2000 capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, and in certain limited situations includes a planned increase in the level of inventory carried.

The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. This contingency planning will continue through 1999 as the Company learns more about the preparations and vulnerabilities of third parties regarding year 2000 issues. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

The Company also has a program to assess the capability of its products to handle the year 2000. To assist customers in evaluating their year 2000 issues, the Company has developed a list which indicates the capability of Intel's current products, and certain products no longer being produced, to handle the year 2000. Products are assigned to one of five categories as defined by the
Company: "Year 2000 Capable", "Year 2000 Capable" with update, not "Year 2000 Capable", under evaluation, or will not test. The list is located at the Company's Year 2000 support website and is periodically updated as analysis on additional products is completed. All Intel processors are "Year 2000 Capable." All Intel microcontrollers (embedded processors) are also "Year 2000 Capable," with the exception of two custom microcontroller products which were sold to a limited number of customers. However, the assessment of whether a complete system will operate correctly depends on the firmware (BIOS) capability and software design and integration, and for many end-users this will include firmware and software provided by companies other than Intel. As described more fully at the support website, Intel offers a "Year 2000 Capable" Limited Warranty on certain of its current products. Except as specifically provided for in the Limited Warranty, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their year 2000 capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year
2000 issues, and it is anticipated that these expenditures will continue through 1999 and thereafter. An Intel product, when used in accordance with its associated documentation, is "Year 2000 Capable" when, upon installation, it accurately stores, displays, processes, provides, and/or receives data from, into, and between 1999 and 2000, and the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Intel product properly exchanges date data with it.

Various of the Company's disclosures and announcements concerning its products and year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently-enacted Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's year 2000 readiness and the year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

The Company's year 2000 efforts have been undertaken largely with its existing personnel. In some instances, consultants have been engaged to provide specific assessment, remediation or other services. Activities with suppliers and customers have also involved their staffs and consultants. The Company engaged a third party firm to assist with planning and taking the inventory of internal systems and engaged another firm to perform an assessment of the overall scope and schedule of Intel's year 2000 efforts.

The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $250 million. Approximately $35 million has been spent on the programs to date, of which approximately $30 million was incurred in the first three quarters of 1998. Costs in the fourth quarter of 1998 are expected to be approximately $30 million. A majority of the total estimated costs are expected to be incurred in assessing and remediating issues with manufacturing systems, and as a result, a majority of the total costs are expected to be included in cost of sales and in the calculation of gross margin. Expected year 2000 costs for manufacturing and non-manufacturing internal systems in 1998 represent less than 10% of the total information technology budget for 1998. No significant internal systems projects are being deferred due to the year 2000 program efforts. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The Company expects that costs related to accelerated systems replacements will be approximately $15 million in addition to the total costs noted above. In addition, the estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred on account of an infrastructure or supplier failure. The Company has adequate general corporate funds with which to pay for the programs' expected costs. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier, customer or another third party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations.

The Company is currently party to various legal proceedings. Although litigation is subject to inherent uncertainties, management, including internal counsel, does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on the Company's financial position or overall trends in results of operations. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. Management believes, given the Company's current liquidity and cash and investments balances, that even an adverse judgment would not have a material impact on cash and investments or liquidity.

The Company's future results of operations and the other forward-looking statements contained in this outlook, in particular the statements regarding revenues, pricing, new product development, gross margin, capital spending, depreciation, research and development expenses, marketing and general and administrative expenses, headcount reductions, net interest and other, tax rate, conversion to the Euro, year 2000 issues and legal proceedings involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: changes in customer order patterns, including changes in customer and channel inventory levels; competitive factors, such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; pricing pressures; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

manufacturing ramp; effects of excess or shortage of manufacturing capacity; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by year 2000 problems; and litigation involving antitrust, intellectual property, consumer and other issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.





Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 23 of the Registrant's 1997 Annual Report to Stockholders.

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's investment portfolio as of September 26, 1998, would result in an approximate $120 million decrease in the fair value of the Company's available-for-sale securities. This represents an update to the equity risk disclosure contained in the 1997 Annual Report to Stockholders based an increase in the dollar value of the marketable portion of the portfolio of equity investments. Actual results may differ materially.

PART II - OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings


Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997 and to Part II,
Item 1. Legal Proceedings, in the Registrant's Quarterly Report on Form 10-Q for the quarterly periods ended March 28, 1998 and June 27, 1998 for descriptions of the following and other legal proceedings.

                         Intergraph Corporation v. Intel
   U.S. District Court, Northern District of Alabama, Northeastern Division
   ------------------------------------------------------------------------
                               (CV-97-N-3023-NE)
                               -----------------
In June of this year, Intel filed a motion for summary judgment on Intergraph's patent claims on the grounds that Intel is licensed to those patents. In September, Intergraph filed their opposition to that motion and filed its own motion which seeks summary judgment in its favor on the same issue. Although litigation is subject to inherent uncertainties and the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.


                      EMI Group, NA v. Intel, DEL (C95-199)
                      -------------------------------------
In March 1995, the plaintiff brought suit in U.S. District Court in Delaware alleging infringement of a U.S. patent relating to processes for manufacturing semiconductors. In May 1996, the Court granted Intel's motion for summary judgment on some of the processes in issue. In November 1996, the Court granted Intel's motion for summary judgment on the remaining processes in issue and entered judgment in favor of Intel and against the plaintiff on the claims of the complaint. A unanimous decision by the Court of Appeals affirmed this decision in September 1998.



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



Item 5.   Other Information

On September 16, 1998 the Board of Directors approved an amendment to the Company's Bylaws to temporarily increase the number of authorized members of the Board of Directors from 11 to 12. The number of authorized members will automatically revert to 11 following the 1999 Annual Meeting of Stockholders. The amended and restated Bylaws are attached hereto as Exhibit 3.1.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1   Intel Corporation Bylaws as amended.

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

27    Financial Data Schedule.


(b)   Reports on Form 8-K.

      Intel filed a report on Form 8-K, dated July 14, 1998, relating to financial information for Intel Corporation for the quarter ended June 27, 1998 and forward-looking statements relating to 1998, the 3rd Quarter of 1998 and the 2nd Half of 1998, as presented in a press release of July 14, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTEL CORPORATION
                                              (Registrant)





Date: November 10, 1998                        By: /s/ Andy D. Bryant
                                               ----------------------
                                               Andy D. Bryant
                                               Vice President, Chief Financial
                                               Officer and Principal Accounting
                                               Officer