Form 10-K
period 1998-12-26
INTEL CORP
filed 1999-03-26
CIK 50863

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 26, 1998,

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                   to
                                    ------------------    ------------------

                          Commission File Number 0-6217

                                INTEL CORPORATION

             (Exact name of registrant as specified in its charter)

                        Delaware                            94-1672743
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   Aggregate market value of voting stock held
           by non-affiliates of the registrant as of February 26, 1999
                                 $187.0 billion

3,324.7 million shares of Common Stock outstanding as of February 26, 1999 ***

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Stockholders for fiscal year ended December 26, 1998 - Parts I, II and IV.
(2) Portions of the Registrant's Proxy Statement related to the 1999 Annual Meeting of Stockholders, to be filed subsequent to the date hereof - Part III
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
*** Share amounts shown have been adjusted for stock splits through April 1999, including the stock split declared in January 1999.

                                    PART I **

ITEM 1.           BUSINESS

INDUSTRY

Intel Corporation and its subsidiaries (collectively called "Intel," the "Company" or the "Registrant") design, develop, manufacture and market computer components and related products at various levels of integration. Intel's principal components consist of silicon-based semiconductors etched with complex patterns of transistors. Many of these integrated circuits can perform the functions of millions of individual transistors, diodes, capacitors and resistors. The Company was incorporated in California in 1968 and reincorporated in Delaware in 1989.

PRODUCTS

The Company's major products include microprocessors, chipsets, embedded processors and microcontrollers, flash memory products, graphics products, network and communications products, systems management software, conferencing products and digital imaging products. Intel sells its products to original equipment manufacturers ("OEMs") of computer systems and peripherals; PC users (including individuals, large and small businesses and Internet service providers) who buy Intel's PC enhancements, business communications products and networking products through resellers and retail and industrial distributors throughout the world; and other manufacturers, including makers of a wide range of industrial and telecommunications equipment.

The Company is organized into four operating segments according to Intel's various product lines: the Intel Architecture Business Group, the Computing Enhancement Group, the Network Communications Group, and the New Business Group. Each group has a vice president who reports directly to the Chief Executive Officer of Intel. Reference is made to the information regarding revenues and operating profit by reportable segments, and revenues from unaffiliated customers by geographic region, under the headings "Operating segment and geographic information" on pages 27 and 28 of the Registrant's 1998 Annual Report to Stockholders and "Management's discussion and analysis of financial condition and results of operations" on pages 30 and 31, which information is hereby incorporated by reference.

INTEL ARCHITECTURE BUSINESS GROUP

The Intel Architecture Business Group tailors microprocessors for the different segments of the computing market, using a tiered branding approach, and seeks to develop higher performance microprocessors specifically for each computing market segment. Products in the Intel Architecture Business Group include processors based on the P6 microarchitecture (including the Intel -Registered Trademark- Celeron -TM-, the Pentium -Registered Trademark- II, the Pentium -Registered Trademark- III, the Pentium -Registered Trademark- II Xeon -TM- and the Pentium -Registered Trademark- III Xeon -TM- processors) and related board-level products as well as the Pentium -Registered Trademark- family of microprocessors.

MICROPROCESSORS. A microprocessor is the central processing unit of a computer system. It processes system data and controls other devices in the system, acting as the brains of a computer. Intel's developments in the area of semiconductor design and manufacturing have made it possible to decrease the size of circuits etched into silicon, permitting a greater number of transistors to be used on each microprocessor die, and a greater number of microprocessors to be placed on each silicon wafer. The result is smaller, faster microprocessors that consume less power and cost less to manufacture. In 1998, Intel completed the conversion of microprocessor manufacturing to the


----------
** Page references to the 1998 Annual Report to Stockholders or to the Registrant's 1999 Proxy Statement related to the 1999 Annual Meeting of Stockholders under Item 1 in Part I and Items 5, 6, 7, 7A and 8 in Part II; Items 10, 11, 12 and 13 in Part III; and Item 14 in Part IV relate to the bound, printed versions of such Report and Proxy Statement, not to the electronic versions appearing at the Intel Internet site (www.intel.com and www.intc.com). However, all data referred to also appears in the electronic versions.

0.25-micron process technology and ended 1998 with all microprocessor shipments manufactured on the 0.25-micron process. One micron equals one millionth of a meter, and the length of the individual transistors on a chip is measured in microns.

In 1998, Intel announced several new microprocessor products aimed at the various computing market segments ranging from the value PC (systems costing less than $1,000) to high-performance workstations and servers.

Tailored for the value PC market segment, the Intel Celeron microprocessor meets the core computing needs and affordability requirements common to many new PC users. The Celeron processor was introduced in April 1998 at 266 MHz and was followed in June 1998 by a 300-MHz version. Megahertz ("MHz") is the standard used to measure the rate at which a microprocessor's internal logic operates, based on the number of cycles processed per second, with one megahertz equal to one million cycles per second. In August 1998, Intel introduced enhanced versions of the Celeron processor, the Intel Celeron 333 MHz and 300A MHz, which include 128 KB of integrated Level 2 ("L2") cache on the processor core. The memory stored on a chip is measured in bytes, with approximately 1,000 bytes equaling a kilobyte ("KB"), 1 million bytes equaling a megabyte ("MB") and 1 billion bytes equaling a gigabyte ("GB"). Cache is a high-speed memory subsystem in which frequently used data is duplicated for quick access. A second level of cache (L2), located directly on the microprocessor, can also be used to further increase system performance.

In January 1999, Intel introduced 366- and 400-MHz versions of the Celeron processor with 128 KB of integrated L2 cache. The Company introduced the first mobile Intel Celeron processor in January 1999, running at 266 and 300 MHz and providing a performance boost for low-cost mobile PCs. In March, 1999 Intel announced the Intel Celeron processor at 433 MHz with 128KB of integrated L2 cache on the processor core.

The Pentium II microprocessor, aimed at the performance desktop and entry-level server and workstation market segments, comprised the majority of Intel units sold worldwide in 1998. In January 1998, the Company introduced the Pentium II processor running at 333 MHz--the first Pentium II processor manufactured on Intel's 0.25-micron process technology. During 1998, Intel also introduced versions of the Pentium II processor running at 350, 400 and 450 MHz.

The Pentium II processor for mobile PCs is designed to provide mobile users with the advanced performance capabilities of the P6 microarchitecture while meeting power consumption and size requirements. In April 1998, the Company introduced 233- and 266-MHz versions of the Pentium II processor for mobile PCs. In September 1998, Intel introduced a 300-MHz version. In January 1999, the Company introduced the new mobile Pentium II processor running at 333 and 366 MHz as the first Pentium II processor built on a single processor silicon die, with 256 KB of on-die L2 cache, resulting in higher performance than previous off-die cache versions.

Specifically designed to meet the requirements of mid-range and high-performance servers and workstations, the Pentium II Xeon processor features high-performance, scalability, manageability and mission-critical reliability. In June 1998, the Company introduced the first Pentium II Xeon microprocessor, based on the P6 microarchitecture core, operating at 400 MHz and available with 512 KB and 1 MB L2 cache options. In January 1999, Intel introduced three new versions of the Pentium II Xeon processor incorporating 512 KB, 1 MB and 2 MB of L2 cache and running at 450 MHz.

During 1998, sales of microprocessors and related board-level products based on the P6 microarchitecture comprised a majority of the Company's consolidated revenues and a substantial majority of its gross margin. Sales of these microprocessors first became a significant portion of the Company's revenues and gross margin in 1997. Also during 1998, sales of Pentium family processors, including Pentium processors with MMX -TM- technology, were a rapidly declining but still significant portion of the Company's revenues and gross margin. During 1997, sales of Pentium family processors were a majority of the Company's revenues and gross margin, and in 1996 were a majority of its revenues and a substantial majority of its gross margin.

In February 1999, Intel introduced the Pentium III microprocessor. Targeted for the performance desktop personal computer and low-end server and workstation market segments, the Pentium III processor is the first Intel processor designed specifically to enhance the Internet experience and offers higher performance and enhanced multimedia realism for Internet applications. The Pentium III processor core, which is based on Intel's P6 microarchitecture, includes Internet Streaming SIMD Extensions--70 new instructions that enhance the performance of advanced imaging, 3-D, streaming audio, video and speech recognition applications. The 450- and 500-MHz versions, with 512 KB L2 cache, began shipping in March and the 550-MHz version is expected to be available in the second quarter of 1999. In March 1999, Intel announced the Intel Pentium III Xeon microprocessor, targeted to enhance Internet software and application performance for the mid-range to high-performance server and workstation market segments. The Pentium III Xeon is initially being offered at a speed of 500 MHz, available in 512 KB, 1 MB and 2 MB L2 cache versions for two-, four- and eight-way (and higher) servers and workstations.

The Company's family of 64-bit microprocessors under development is expected to expand the capabilities of the Intel architecture to address the high-performance server and workstation market segments while still running the software that currently operates on the 32-bit Intel processor-based machines. A 64-bit microprocessor is more complex than a 32-bit microprocessor and requires a more complex system architecture, but it handles twice as much data on each clock cycle. Intel has been working with industry leaders to help them develop operating systems, applications software and systems that will capitalize on the new IA-64 architecture. The first processor in Intel's IA-64 product family, the Merced processor, is expected to be available to OEMs in sample volumes in 1999 and initial production volumes in mid-2000.

While many of Intel's OEM customers use the Company's microprocessors as components in designing their own computer products, some OEMs use Intel-designed board-level products as basic building blocks in their computer products. OEM customers may buy at this level of integration to accelerate their time-to-market and to direct their investments to other areas of their product lines. The Company provides board-level products to give OEM customers flexibility by enabling them to choose whether to buy at the component or board level. Board-level products based on Intel's new microprocessors were introduced simultaneously with each corresponding microprocessor product in 1998.

COMPUTING ENHANCEMENT GROUP

Intel's Computing Enhancement Group's products include chipsets; embedded processors, including Pentium processors with MMX technology and StrongARM -Registered Trademark- processors; microcontrollers; flash memory products; and graphics products.

CHIPSETS. The Company's core-logic chipsets support incremental performance, ease of use and new capabilities for systems based on the Intel Celeron, Pentium II, Pentium III and Pentium II Xeon microprocessors. Chipsets perform essential logic functions surrounding the central processing unit and support and extend the graphics, video and other capabilities of many Intel processor-based systems. The Company's chipsets are compatible with a variety of industry-standard buses, such as the Peripheral Components Interconnect ("PCI") Local Bus specification and the Accelerated Graphics Port ("AGP") specification. A bus is a circuit that carries data between parts of the system, for example, between the processor and main memory. Revenues from sales of chipsets represented a majority of revenues for the Computing Enhancement Group operating segment in 1998.

To help enable computer makers to speed their products to market, chipsets are introduced along with the corresponding processors. In April 1998, the 440EX was introduced as the first AGPset designed specifically for Intel's Celeron processor and targets the value PC market segment. The Company introduced the 440BX AGPset in August 1998, optimizing Pentium II processor performance for 3-D and video applications with a 100-MHz system bus. With the June 1998 announcement of the Pentium II Xeon processor, the Company introduced two chipsets. The Intel 440GX AGPset provides 2 GB-memory support for workstations and for servers with one or two processors. The Intel 450NX PCIset for servers with four or more processors provides up to 8 GB-memory support and multiple 32-bit and 64-bit PCI buses.

EMBEDDED PRODUCTS. The Computing Enhancement Group provides embedded products such as microprocessors, microcontrollers and memory components to a wide range of OEMs who use the Company's embedded products in a variety of applications, including telecommunications, printers, hubs, routers, wide area networking, intelligent input/output, imaging, storage media, keyboards, point-of-sale terminals and automotive systems.

Intel i960 -Registered Trademark- processors provide developers with a family of 32-bit reduced instruction set computing (RISC) processors with integrated input/output capabilities. In March 1998, Intel announced the i960 JT processor targeted for markets such as inkjet printers, networking equipment, remote access equipment and high-speed modems. Introduced in October 1998, the 100-MHz i960 VH embedded PCI processor reduces the number of components typically required to design switches, hubs, routers, remote-access equipment and adapter cards for PCs and servers.

In October 1998, Intel announced the addition of the 166- and 266-MHz low-power-consumption Pentium processor with MMX technology to its embedded product line aimed at new point-of-sale, industrial automation and networking equipment applications.

Intel's StrongARM processors, acquired from Digital Equipment Corporation, are used in applications requiring a combination of low power and high performance with lower silicon and system costs. In October 1998, Intel introduced the SA-1100 StrongARM processor and SA-1101 companion chip to help give hand-held computing devices e-mail, fax and Internet access capabilities.

FLASH MEMORY. Flash memory components are used to store user data and computer program code and retain information when the power is off. Intel -Registered Trademark- StrataFlash -TM- memory, the first flash memory product to store multiple bits of data in one memory cell, expands memory capacity for a variety of consumer and network applications. The Intel Series 200 Flash Miniature Cards, based on the Company's StrataFlash memory, are designed to be used repeatedly without loss of image quality in applications such as electronic film for today's digital cameras. New products introduced in 1998 include the Intel Advanced+ Boot Block flash that improves phone number security on cellular phones and the Intel Fast Boot Block flash that reduces memory bottlenecks by increasing memory performance in embedded systems.

GRAPHICS PRODUCTS. Chips and Technologies, Inc., acquired in January 1998, has been integrated into the graphics division of the Computing Enhancement Group. Their product line consists of the HQVideo -TM- family of multimedia accelerators. These graphics controllers provide enhanced graphics, full-motion video and other advanced display capabilities for notebook computers.

In February 1998, the Company announced the Intel740 -TM- graphics accelerator chip. Optimized for the Pentium II processor platform with Intel's AGPsets, the Intel740 graphics accelerator chip brings 3-D realism to Intel architecture PCs.

NETWORK COMMUNICATIONS GROUP

Network Communications Group products are designed to provide network and Internet connectivity solutions for medium-sized enterprise branch and campus offices, small businesses and consumers who buy the products through reseller, OEM and retail channels. These products include hubs, switches and routers for Ethernet networks, Ethernet client and server adapters, and communications silicon components.

The Network Communications Group introduced several products in 1998, including the Intel -Registered Trademark- InBusiness -TM- family of networking products introduced in January to help small businesses interconnect their PCs and gain Internet access simply and affordably. In November 1998, Intel introduced the Intel InBusiness eMail Station, a network appliance that provides small businesses with professional e-mail capabilities at an affordable price.

In March 1998, Intel announced the Intel PRO/100+ Adapter and the Intel PRO/100 Intelligent Server Adapter products to provide cost-effective network connections for workgroup and high-performance Web servers. In April 1998, Intel announced its first Gigabit Ethernet networking products: the Intel PRO/1000 Gigabit Server adapter, and the Intel Gigabit Switch. In May 1998, the Company announced the industry's first multi-platform, single-chip fast Ethernet controller, the 82559, designed to eliminate the need for information technology managers to support different networking solutions for servers, desktops, network PCs and mobile clients. In September 1998, Intel announced the Intel 21145 Phoneline/Ethernet LAN controller, which enables multiple PCs to be connected in a home over existing telephone lines.

Effective February 27, 1999, Intel completed the acquisition of Shiva Corporation for approximately $185 million in cash before consideration of cash acquired. The acquisition is aimed at expanding Intel's networking product line with remote access and virtual private networking solutions for the small to medium enterprise market segment and the remote needs of campuses and branch offices.

On March 4, 1999, Intel and Level One Communications, Inc. ("Level One") announced a definitive merger agreement under which Intel would acquire Level One. The acquisition is aimed at providing advanced networking capabilities through increased bandwidth and functionality through silicon integration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 of this Form 10-K for additional information regarding this proposed transaction.

NEW BUSINESS GROUP

In May 1998, Intel announced the formation of the New Business Group to focus on nurturing and growing opportunities in new market segments and to position the Company to serve these emerging market segments. During the second half of 1998, the New Business Group conducted market research and developed a strategic plan to execute to that strategy. The New Business Group also has products for the existing systems management software, conferencing and digital imaging market segments.

Intel's New Business Group products currently include the Intel-Registered Trademark- AnswerExpress-SM- Support Suite, an Internet-based PC support service; the LANDesk-Registered Trademark- Configuration Manager system management software; the Intel ProShare-Registered Trademark- Video System 500 videoconferencing system; and the Intel-Registered Trademark-Create & Share-TM- camera pack.

MANUFACTURING

A substantial majority of the Company's wafer production, including microprocessor fabrication, is conducted at domestic Intel facilities in New Mexico, Arizona, Oregon, Massachusetts and California. Intel also produces microprocessor-related board-level products and systems at facilities in Puerto Rico, Oregon and Washington.

Outside the United States, a significant portion of Intel's wafer production is conducted at facilities in Ireland and Israel. In May 1998, Intel announced the opening of the Company's first 0.25-micron microprocessor production factory in Ireland and the conversion of the existing facility in Ireland to the 0.25-micron process technology. The Company also expanded its wafer production facilities in Israel during 1998. A substantial majority of the Company's components assembly and testing, including assembly and testing for processors based on the P6 microarchitecture, is performed at facilities in the Philippines, Malaysia, Ireland and Costa Rica. The Company also performs components assembly and testing at the newly opened facility in the People's Republic of China.

To augment both domestic and foreign capacity, Intel uses subcontractors to perform assembly of certain products and wafer fabrication for certain components, primarily flash memory and chipsets, and for production capacity of board-level products and systems.

In February 1999, Intel announced that the first product to be manufactured using the 0.18-micron process technology, the next generation of process technology, will be the mobile Pentium II processor. Production of this processor is expected to begin in the first half of 1999.

In general, if Intel were unable to fabricate wafers or assemble or test its products abroad, or if air transportation between its foreign facilities and the United States were disrupted, there could be a material adverse effect upon the Company's operations. In addition to normal manufacturing risks, foreign operations are subject to certain additional exposures, including political instability, currency controls and fluctuations, and tariff, import and other restrictions and regulations. To date, Intel has not experienced significant difficulties related to these foreign business risks.

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

EMPLOYEES

At December 26, 1998, the Company employed approximately 64,500 people worldwide.

SALES

Most of Intel's products are sold or licensed through sales offices located near major concentrations of users throughout the United States, Europe, Japan, Asia-Pacific and other parts of the world.

The Company also uses industrial and retail distributors and representatives to distribute its products both within and outside of the United States. Typically, distributors handle a wide variety of products, including those competitive with Intel products, and fill orders for many customers. Most of Intel's sales to distributors are made under agreements allowing for price protection and/or the right of return on unsold merchandise. Sales representatives generally do not offer directly competitive products but may carry complementary items manufactured by others. Representatives do not maintain a product inventory; instead, their customers place large orders directly with Intel and are referred to distributors for smaller orders. Intel sold products to more than 1,000 customers worldwide in 1998. Sales to Compaq Computer Corporation and Dell Computer Corporation in 1998 represented 13% and 11% of total revenues, respectively. A majority of the sales to these two customers consisted of Intel Architecture Business Group products, but they also purchased products from other groups, including products from the Computing Enhancement Group. No other customer accounted for more than 10% of total revenues. Sales to the Company's five largest customers accounted for approximately 42% of total revenues.

Reference is made to the information regarding revenues and operating profit by reportable segments and revenues from unaffiliated customers by geographic region under the heading "Operating segment and geographic information" on pages 27 and 28 of the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated by reference.

BACKLOG

Intel's sales are primarily made pursuant to standard purchase orders for delivery of standard products. Intel has some agreements that give a customer the right to purchase a specific number of products during a specified time period. Although not generally obligating the customer to purchase any particular number of such products, some of these agreements do contain billback clauses. Under these clauses, customers who do not purchase the full volume agreed to are liable for billback on previous shipments up to the price appropriate for the quantity actually purchased. As a matter of industry practice, billback clauses are difficult to enforce. The quantity actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer's needs. In light of industry practice and experience, Intel does not believe that such agreements are meaningful for determining backlog amounts. Intel believes that only a small portion of its order backlog is noncancellable and that the dollar amount associated with the noncancellable portion is not material. Therefore, Intel does not believe that backlog as of any particular date is indicative of future results.

COMPETITION

The Company competes in different market segments to various degrees on the basis of functionality, quality, performance, availability and price. Intel is engaged in a rapidly advancing field of technology in which its ability to compete depends upon its ability to improve its products and processes, develop new products to meet changing customer requirements and to reduce costs. Prices decline rapidly in the semiconductor industry as unit volumes grow, as competition develops and as production experience is accumulated. Many companies compete with Intel in the various computing market segments and are engaged in the same basic fields of activity, including research and development. Both foreign and domestic, these competitors range in size from large multinationals to smaller companies competing in specialized market segments.

The Company's financial results are substantially dependent on sales of microprocessors by the Intel Architecture Business Group and to a lesser extent on sales of other semiconductor components by the Computing Enhancement Group. A number of competitors are marketing software-compatible products that are intended to compete with Intel's processors based on the P6 microarchitecture. The Celeron processor, introduced in April 1998 and followed in August by enhanced versions, competes with existing and future products in the highly competitive value PC market segment. The Pentium II processor and the Pentium III processor, introduced in February 1999, compete with existing and future products in the performance desktop and entry-level workstation market segment.

Many of Intel's competitors are licensed to use Intel patents. Furthermore, based on the current case law, Intel's competitors can design microprocessors that are compatible with Intel microprocessors and avoid Intel patent rights through the use of foundry services that have licenses with Intel. Competitors' products may add features, increase performance or sell at lower prices. The Company also faces significant competition from companies that offer rival microprocessor architectures. The Pentium II Xeon processor, and the Pentium III Xeon processor introduced in March 1999, compete in the mid-range and high-end server and workstation market segments with established products based on rival architectures. The Company cannot predict whether its products will continue to successfully compete with such existing rival architectures or whether new architectures will establish or increase market acceptance or provide increased competition to the Company's products. Future distortion of price maturity curves could occur as software-compatible products enter the market in significant volume or alternative architectures gain market acceptance.

Intel's strategy is to introduce ever-higher performance microprocessors tailored for the different segments of the worldwide computing market, using a tiered branding approach. In line with this strategy, the Company is seeking to develop higher performance microprocessors for each market segment. The Company plans to cultivate new businesses and continue to work with the computing industry to expand Internet capabilities and product offerings and to develop compelling software applications that can take advantage of this higher performance, thus driving demand toward the newer products in each computing market segment. The Company may continue to take various steps, including reducing microprocessor prices at such times as it deems appropriate, in order to increase acceptance of its latest technology and to remain competitive within each relevant market segment. Intel is also committed to the protection of its intellectual property rights against illegal use. There can be no assurance, however, that competitors will not introduce new products (either software compatible or of rival architectural designs) or reduce prices on existing products. Such developments could have an adverse effect on Intel's revenues and margins.

RESEARCH AND DEVELOPMENT

The Company's competitive position has developed to a large extent because of its emphasis on research and development. This emphasis has enabled Intel to deliver many products before they have become available from competitors and has permitted Intel's customers to commit to the use of these new products in the development of their own products. Intel's research and development activities are directed toward developing new products, hardware technologies and processes, as well as improving existing products and lowering costs. Intel is jointly developing a new 64-bit microprocessor architecture and software optimizations with a third party. These new products, based on the IA-64 architecture, are expected to be targeted at server, workstation and enterprise computing market segments. The first product, the Merced processor, should be available to OEMs in initial production volumes in mid-2000. The second IA-64 processor is expected to be available for shipment in 2001. The Company also develops "enabling" software technologies, such as open software specifications and software tools, to enhance the functionality and acceptance of the personal computer platform.

In the United States, design and development of components and other products are performed at Intel's facilities in Arizona, California, Oregon, Texas and Washington. Outside the United States, Intel maintains product development facilities in Israel and Malaysia. Intel also maintains research and development facilities dedicated to improving manufacturing processes in Arizona, California and Oregon. Intel's expenditures for research and development were $2,674 million, $2,347 million and $1,808 million in fiscal years 1998, 1997 and 1996, respectively. At December 26, 1998, Intel had approximately 13,500 employees engaged in research and development. The success of Intel's research and development activities is dependent upon competitive circumstances as well as the Company's ability to bring new products to market in each computing market segment in a timely and cost-effective manner.

INTELLECTUAL PROPERTY AND LICENSING

Intellectual property rights that apply to various Intel products include patents, copyrights, trade secrets, trademarks and maskwork rights. Intel has established an active program to protect its investment in technology by enforcing its intellectual property rights. Intel does not intend to broadly license its intellectual property rights unless it can obtain adequate consideration. Reference is also made to the heading "Competition" of this Form 10-K.

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

Intel has obtained certain trademarks and trade names for its products to distinguish genuine Intel products from those of its competitors and is currently engaged in a cooperative program with OEMs to identify personal computers that incorporate genuine Intel microprocessors with the Intel Inside-Registered Trademark- logo. Intel maintains certain details about its processes, products and strategies as trade secrets.

As is the case with many companies in the semiconductor industry, Intel has, from time to time, been notified of claims that it may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, Intel may seek licenses for these intellectual property rights. Intel can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to Intel or that in all cases the dispute will be resolved without litigation. Reference is made to the information appearing under the heading "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To Intel's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations. Reference is made to the information appearing under the heading "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

EXECUTIVE OFFICERS

The following sets forth certain information with regard to executive officers of Intel (ages are as of December 26, 1998):

Craig R. Barrett (age 59) has been a director of Intel since 1992, Chief Executive Officer since May 1998 and President since 1997. Prior to that, Dr. Barrett was Chief Operating Officer from 1993 to May 1998 and Executive Vice President from 1990 to 1997.

Andrew S. Grove (age 62) has been a director of Intel since 1974 and Chairman of the Board since 1997. Dr. Grove was Chief Executive Officer from 1987 to May 1998 and President from 1979 to 1997.

Gordon E. Moore (age 69) has been a director of Intel since 1968 and Chairman Emeritus of the Board since 1997. Prior to that, Dr. Moore was Chairman of the Board from 1979 to 1997.

Leslie L. Vadasz (age 62) has been a director of Intel since 1988 and Senior Vice President, Director of Corporate Business Development since 1991.

Paul S. Otellini (age 48) has been Executive Vice President, and General Manager, Intel Architecture Business Group since January 1998. Prior to that, Mr. Otellini was Executive Vice President, Director Sales and Marketing Group from 1996 to January 1998; Senior Vice President and Director, Sales and Marketing Group from 1994 to 1996; and Senior Vice President and General Manager, Microprocessor Products Group from 1992 to 1994.

Gerhard H. Parker (age 55) has been Executive Vice President and General Manager, New Business Group since June 1998. Prior to that, Dr. Parker was Executive Vice President and General Manager, Technology and Manufacturing Group from 1996 to June 1998 and Senior Vice President and General Manager, Technology and Manufacturing Group from 1992 to 1996.

Andy D. Bryant (age 48) has been Senior Vice President and Chief Financial Officer since January 1999 and Vice President and Chief Financial Officer from 1994 to January 1999. Prior to that, Mr. Bryant was Vice President and Director of Finance for the Intel Products Group from 1990 to 1994.

Sean M. Maloney (age 42) has been Senior Vice President and Director, Sales and Marketing Group since January 1999 and Vice President and Director, Sales and Marketing Group from February 1998 to January 1999. Prior to that, Mr. Maloney was Vice President, Sales and General Manager, Asia-Pacific Operations from 1995 to February 1998 and Technical Assistant to the Chairman and Chief Executive Officer from 1992 to 1995.

Michael J. Splinter (age 48) has been Senior Vice President and General Manager, Technology and Manufacturing Group since January 1999 and Vice President and General Manager, Technology and Manufacturing Group from June 1998 to January 1999. Prior to that, Mr. Splinter was Vice President and Assistant General Manager, Technology and Manufacturing Group from 1996 to June 1998; and General Manager, Components Manufacturing from 1992 to 1996.

Albert Y. C. Yu (age 57) has been Senior Vice President and General Manager, Microprocessor Products Group since 1993.

F. Thomas Dunlap, Jr. (age 47) has been Vice President, General Counsel and Secretary since 1987.

Arvind Sodhani (age 44) has been Vice President and Treasurer since 1990.

ITEM 2.  PROPERTIES

At December 26, 1998, Intel owned the major facilities described below:

    No. of
    Bldgs.      Location                Total Sq. Ft.                                   Use
    ------      --------                -------------                                   ----
      79        United States            17,107,000     Executive and administrative offices, wafer fabrication,
                                                        research and development, sales and marketing, computer and service functions, board and system assembly, and warehousing.

       9        Ireland                   1,830,000     Wafer fabrication, components assembly and testing,
                                                        warehousing and administrative offices.

      12        Israel (A)                1,724,000     Wafer fabrication, research and development, warehousing and administrative offices.

      11        Malaysia (B)              1,646,000     Components assembly and testing, research and development, warehousing and administrative offices.

       6        Philippines (C)           1,364,000     Components assembly and testing, warehousing and
                                                        administrative offices.

       3        Costa Rica                  735,000     Components assembly and testing, warehousing and
                                                        administrative offices.

       5        Puerto Rico                 426,000     Board and system assembly, warehousing and administrative
                                                        offices.

       1        People's Republic           187,000     Components assembly and testing and administrative offices.
                of China (D)

       1        United Kingdom              184,000     Sales and marketing and administrative offices.

       3        Japan                       167,000     Sales and marketing and administrative offices.

       1        Germany                      86,000     Sales and marketing and administrative offices.


At December 26, 1998, Intel also leased 22 major facilities in the United States totaling approximately 829,000 square feet, and 23 facilities in other countries totaling approximately 651,000 square feet. These leases expire at varying dates through 2007 and include renewals at the option of Intel. Intel believes that its existing facilities are suitable and adequate for its present purposes, and that the productive capacity in such facilities is, in general, being utilized. Intel also has 2.2 million square feet of building space under various stages of construction in the United States and in various foreign locations, to be used for manufacturing and administrative purposes.

Intel does not identify or allocate assets or depreciation by operating segment. Reference is made to information on net property, plant and equipment by country under the heading "Operating segment and geographic information" on pages 27 and 28 of the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated by reference.

--------------
(A) Lease on a portion of the land used for these facilities expires in 2039.
(B) Leases on portions of the land used for these facilities expire in 2003 through 2057.
(C) Leases on portions of the land used for these facilities expire in 2008 through 2046.
(D) Lease on a portion of the land used for these facilities expires in 2046.

ITEM 3.  LEGAL PROCEEDINGS

A. LITIGATION

                         INTERGRAPH CORPORATION V. INTEL
               U.S. DISTRICT COURT, NORTHERN DISTRICT OF ALABAMA,
                    NORTHEASTERN DIVISION (CV-97-N-3023-NE)

In November 1997, Intergraph Corporation ("Intergraph") filed suit in Federal District Court in Alabama generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit initially alleged that Intel infringes three Intergraph microprocessor-related patents and has been amended to add two other patents. The suit also includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief and unspecified damages. Intel has counterclaimed that the Intergraph patents are invalid and alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In April 1998, the Court ordered Intel to continue to deal with Intergraph on the same terms as it treats allegedly similarly situated customers with respect to confidential information and product supply. Intel's appeal of this order was heard in December 1998. In June 1998, Intel filed a motion for summary judgment on Intergraph's patent claims on the grounds that Intel is licensed to use those patents. In July 1998, the Company received a letter stating that Intergraph believes that the patent damages will be "several billion dollars by the time of trial." In addition, Intergraph alleges that Intel's infringement is willful and that any damages awarded should be trebled. The letter also stated that Intergraph believes that antitrust, unfair competition and tort and contract damages will be "hundreds of millions of dollars by the time of trial." The Company disputes Intergraph's claims and intends to defend the lawsuit vigorously. Although the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.

B. ENVIRONMENTAL PROCEEDINGS

Intel has been named to the California and U.S. Superfund lists for three of its sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency ("EPA") to evaluate the groundwater in areas adjacent to one of its former sites. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site, including expected costs to complete. Under the California and U.S. Superfund statutes, liability for cleanup of this site and the adjacent area is joint and several. The Company, however, has reached agreement with those same two companies which significantly limits the Company's liabilities under the proposed cleanup plan. Also, the Company has completed extensive studies at its other sites and is engaged in cleanup at several of these sites. In the opinion of management, including internal counsel, the potential losses to the Company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the Company's financial position or overall trends in results of operations, even if joint and several liability were to be assessed.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II **

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

     (a) Reference is made to the information regarding market, market price range and dividend information appearing under "Financial information by quarter (unaudited)" on page 37 of the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated by reference.

     (b) As of February 26, 1999, there were approximately 216,000 registered holders of record of the Registrant's Common Stock.

     (c)    Unregistered sales of equity securities.

            None in the quarter ended December 26, 1998.

ITEM 6.     SELECTED FINANCIAL DATA

Reference is made to the information regarding selected financial data for the fiscal years 1994 through 1998, under the heading "Financial summary" on page 13 of the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated by reference.

In addition, the ratios of earnings to fixed charges for each of the five years in the period ended December 26, 1998 are as follows:


                                                  Fiscal year
                  --------------------------------------------------------------------------
                  1994              1995             1996              1997             1998
                   39x               68x             108x              206x             167x

Fixed charges consist of interest expense and the estimated interest component of rent expense.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information appearing under the heading
"Management's discussion and analysis of financial condition and results of operations" on pages 30 through 37 of the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated by reference.

On March 4, 1999, Intel and Level One announced a definitive stock-for-stock merger agreement valued at approximately $2.2 billion under which Intel would acquire Level One. The acquisition is aimed at providing advanced networking capabilities through increased bandwidth and functionality through silicon integration. Under the terms of the agreement, each share of Level One stock would be exchanged for 0.86 shares of Intel stock, after adjusting for Intel's two for one stock split announced in January 1999. Approximately 37.2 million shares of Intel stock would be issued, assuming the conversion of Level One's outstanding convertible subordinated notes into Level One Common Stock when permissible under their terms. The completion of this transaction is subject to compliance with regulatory requirements, Level One stockholder approval, and conditions customary in a transaction of this type.

On March 17, 1999, the Federal Trade Commission ("FTC" or "Commission") tentatively approved a settlement agreement (the "Consent Order") jointly developed by Intel and the FTC's Bureau of Competition. Under the terms of the Consent Order, if an intellectual property dispute arises and the customer chooses to waive its right to seek an injunction to block the manufacture and sale of Intel's processor products, Intel would continue to share certain advance technical information and product samples with that customer. Among other things, the Consent Order also allows Intel to continue to seek value for its intellectual property; make product and information supply decisions based on business justifications other than the existence of the intellectual property dispute; and include use restrictions on the use of its intellectual property. The Commission will give final approval or reject the Consent Order following a 60-day public comment period. Intel continues to cooperate with the staff of the FTC in the ongoing investigation authorized by the Commission in September 1997.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing under the subheading "Financial market risks" under the heading "Management's discussion and analysis of financial condition and results of operations" on pages 32 and 33 of the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Intel Corporation at December 26, 1998 and December 27, 1997, and for each of the three years in the period ended December 26, 1998 and the Report of Independent Auditors thereon, and Intel Corporation's unaudited quarterly financial data for the two-year period ended December 26, 1998 are incorporated by reference from the Registrant's 1998 Annual Report to Stockholders, on pages 13 through 29 and page 37.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III **

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors and Executive Officers appearing under the heading "Election of Directors" on pages 3 through 6 of the Registrant's Proxy Statement related to the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), which information is hereby incorporated by reference, and to the information under the heading "Executive Officers" in Part I, Item 1 of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Reference is made to the information appearing under the headings "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation," on pages 9, 14 and 16, respectively, of the 1999 Proxy Statement, which information is hereby incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Reference is made to information appearing in the 1999 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," on pages 19 and 20, which information is hereby incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to information appearing in the 1999 Proxy Statement under the heading "Certain Relationships and Related Transactions," on page 14, which information is hereby incorporated by reference.

                                   PART IV **

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

       (b)        Reports on Form 8-K

                  On October 14, 1998, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter ended September 26, 1998 and forward-looking statements relating to the Fourth Quarter of 1998 and the 2nd half of 1998, as presented in a press release of October 13, 1998.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(ITEM 14 (a))

                                                                                              Reference Page
                                                                                              --------------
                                                                                                            1998
                                                                                                          Annual
                                                                                         Form          Report to
                                                                                         10-K       Stockholders
                                                                                         ----       ------------
Consolidated Balance Sheets
  December 26, 1998 and December 27, 1997....................................................................15
Consolidated Statements of Income for
  the years ended December 26, 1998,
  December 27, 1997 and December 28, 1996....................................................................14
Consolidated Statements of Cash Flows
  for the years ended December 26, 1998,
  December 27, 1997 and December 28, 1996....................................................................16
Consolidated Statements of Stockholders'
  Equity for the years ended December 26, 1998,
  December 27, 1997 and December 28, 1996....................................................................17
Notes to Consolidated Financial Statements
  December 26, 1998, December 27, 1997 and
  December 28, 1996.......................................................................................18-28
Report of Ernst & Young LLP, Independent Auditors............................................................29
Supplemental Information
  Financial Information by Quarter (unaudited)...............................................................37
Schedule for years ended December 26, 1998,
  December 27, 1997 and December 28, 1996:
     II- Valuation and Qualifying Accounts.................................................18

Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements listed in the above index, which are included in the Company's 1998 Annual Report to Stockholders, are hereby incorporated by reference. With the exception of the pages listed in the above index and the portions of such report referred to in Items 1, 5, 6, 7, 7A and 8 of this Form 10-K, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                INTEL CORPORATION

                      -------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

December 28, 1996, December 27, 1997 and December 26, 1998
(In Millions)

                                                                       Additions
                                                     Balance at        Charged to                            Balance
                                                     Beginning         Costs and                             at End
                                                      of Year           Expenses         Deductions (A)      of Year
                                                     --------           ---------        --------------      -------
1996

Allowance for Doubtful Receivables                        $57                 $25              $14               $68

1997

Allowance for Doubtful Receivables                        $68                 $ 2              $ 5               $65

1998

Allowance for Doubtful Receivables                        $65                 $14              $17               $62


(A) Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS
(Item 14(a))


         Description
3.1      Intel Corporation Restated Certificate of Incorporation dated May 11,
         1993 and Certificate of Amendment to the Restated Certificate of Incorporation dated June 2, 1997 (incorporated by reference to Exhibit
         3.1 of Registrant's Form 10-K as filed on March 27, 1998).

3.2 Intel Corporation Bylaws as amended (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended September
         26, 1998 as filed on November 10, 1998).

4.1      Agreement to Provide Instruments Defining the Rights of Security
         Holders (incorporated by reference to Exhibit 4.1 of Registrant's Form
         10-K as filed on March 28, 1986).

10.1 * Intel Corporation 1984 Stock Option Plan as amended and restated, effective July 16, 1997 (incorporated by reference to Exhibit 10.1 of
         Registrant's Form 10-Q for the quarter ended June 27, 1998 as filed on August 11, 1998).

10.2 * Intel Corporation 1988 Executive Long Term Stock Option Plan as amended and restated, effective July 16, 1997 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended June 27, 1998 as filed on August 11, 1998).

10.3 * Intel Corporation Executive Officer Bonus Plan as amended and restated effective January 1, 1995 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q for the quarter ended April 5,
         1995 as filed on May 16, 1995).

10.4 * Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective July 15, 1996 (incorporated by reference to Exhibit 4.1.1 of Registrant's Post-Effective Amendment No. 1 to
         Registration Statement on Form S-8 as filed on July 17, 1996).

10.5 *   Special Deferred Compensation Plan (incorporated by reference to
         Exhibit 4.1 of Registrant's Registration Statement on Form S-8 as filed on February 2, 1998).

10.6 *   Intel Corporation Deferral Plan for Outside Directors, effective
         July 1, 1998.

12.      Statement Setting Forth the Computation of Ratios of Earnings to Fixed
         Charges.

13.      Portions of the Annual Report to Stockholders for the fiscal year ended
         December 26, 1998 are expressly incorporated by reference herein.

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

INTEL CORPORATION

Registrant

By  /s/ F. Thomas Dunlap, Jr.
   --------------------------
   F. Thomas Dunlap, Jr.
   Vice President and Secretary
   March 25,  1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett                                 /s/ Gordon E. Moore
--------------------                                 -------------------
Craig R. Barrett                                     Gordon E. Moore
President, Chief Executive                           Chairman Emeritus
Officer and Director,                                of the Board and Director
Principal Executive Officer                          March 25,  1999
March 25,  1999
                                                     /s/ David S. Pottruck
                                                     ---------------------
/s/ John P. Browne                                   David S. Pottruck
------------------                                   Director
John P. Browne                                       March 25,  1999
Director
March 25,  1999
                                                     /s/ Arthur Rock
                                                     ---------------
/s/ Andy D. Bryant                                   Arthur Rock
------------------                                   Director
Andy D. Bryant                                       March 25,  1999
Senior Vice President, Chief
Financial Officer and Principal
Accounting Officer                                   /s/ Jane E. Shaw
March 25,  1999                                      ----------------
                                                     Jane E. Shaw
                                                     Director
/s/ Winston H. Chen                                  March 25,  1999
-------------------
Winston H. Chen
Director                                             /s/ Leslie L. Vadasz
March 25,  1999                                      --------------------
                                                     Leslie L. Vadasz
                                                     Senior Vice President
/s/ Andrew S. Grove                                  Director
-------------------                                  March 25,  1999
Andrew S. Grove
Chairman of the Board
and Director                                         /s/ David B. Yoffie
March 25,  1999                                      -------------------
                                                     David B. Yoffie
                                                     Director
/s/ D. James Guzy                                    March 25,  1999
-----------------
D. James Guzy
Director                                             /s/ Charles E. Young
March 25,  1999                                      --------------------
                                                     Charles E. Young
                                                     Director
                                                     March 25,  1999