Form 10-Q
period 1999-03-27
INTEL CORP
filed 1999-05-10
CIK 50863

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934

        For the quarterly period ended March 27, 1999

                                       OR
        Transition report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934

        For the transition period from               to
                                       ------------     --------------

Commission file number  0-6217


                                INTEL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                94-1672743
                 --------                                ----------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)


2200 Mission College Boulevard, Santa Clara, California          95052-8119
-------------------------------------------------------          ----------
        (Address of principal executive offices)                 (Zip Code)

                                 (408) 765-8080
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                 --------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

              Shares outstanding of the Registrant's common stock:

             Class                          Outstanding at April 24, 1999
Common Stock, $.001 par value                      3,318 million

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share amounts)

                                                                     Three Months Ended
                                                                     ------------------
                                                                   March 27,     March 28,
                                                                    1999          1998
                                                                   -------       -------
Net revenues                                                       $ 7,103       $ 6,001
Costs and expenses:
  Cost of sales                                                      2,912         2,749
  Research and development                                             663           595
  Marketing, general and administrative                                891           711
  Purchased in-process research and development                       --             165
                                                                   -------       -------

Operating costs and expenses                                         4,466         4,220
                                                                   -------       -------

Operating income                                                     2,637         1,781
Interest expense                                                        (9)           (7)
Interest income and other, net                                         356           207
                                                                   -------       -------

Income before taxes                                                  2,984         1,981

Provision for taxes                                                    985           708
                                                                   -------       -------

Net income                                                         $ 1,999       $ 1,273
                                                                   -------       -------
                                                                   -------       -------
Basic earnings per common share                                    $  0.60       $  0.39
                                                                   -------       -------
                                                                   -------       -------
Diluted earnings per common share                                  $  0.57       $  0.36
                                                                   -------       -------
                                                                   -------       -------
Cash dividends declared per
  common share                                                     $ 0.050       $ 0.015
                                                                   -------       -------
                                                                   -------       -------
Weighted average common shares outstanding                           3,324         3,281
Dilutive effect of:
  Employee stock options                                               154           178
  1998 Step-Up Warrants                                               --              90
                                                                   -------       -------
Weighted average common shares outstanding, assuming dilution        3,478         3,549
                                                                   -------       -------
                                                                   -------       -------


See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions)

                                                               March 27,    Dec. 26,
                                                                 1999        1998
                                                               -------      -------
                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 2,503      $ 2,038
  Short-term investments                                         7,731        5,272
  Trading assets                                                   355          316
  Accounts receivable, net                                       3,319        3,527
  Inventories:
    Raw materials                                                  232          206
    Work in process                                                797          795
    Finished goods                                                 679          581
                                                               -------      -------
                                                                 1,708        1,582
                                                               -------      -------
  Deferred tax assets                                              646          618
  Other current assets                                             187          122
                                                               -------      -------
Total current assets                                            16,449       13,475
                                                               -------      -------

Property, plant and equipment                                   21,520       21,068
Less accumulated depreciation                                   10,028        9,459
                                                               -------      -------
Property, plant and equipment, net                              11,492       11,609
Long-term investments                                            3,867        5,365
Other assets                                                     1,285        1,022
                                                               -------      -------
TOTAL ASSETS                                                   $33,093      $31,471
                                                               -------      -------
                                                               -------      -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                              $   182      $   159
  Accounts payable                                               1,449        1,244
  Accrued compensation and benefits                                798        1,285
  Deferred income on shipments to distributors                     690          606
  Accrued advertising                                              473          458
  Other accrued liabilities                                      1,201        1,094
  Income taxes payable                                           1,423          958
                                                               -------      -------
Total current liabilities                                        6,216        5,804
                                                               -------      -------
Long-term debt                                                     699          702
Deferred tax liabilities                                         1,452        1,387

Put warrants                                                      --            201
Stockholders' equity:
  Preferred stock                                                 --           --
  Common stock and capital in excess
    of par value                                                 5,025        4,822
  Retained earnings                                             18,831       17,952
  Accumulated other comprehensive income                           870          603
                                                               -------      -------

Total stockholders' equity                                      24,726       23,377
                                                               -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $33,093      $31,471
                                                               -------      -------
                                                               -------      -------

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

                                                                            Three Months Ended
                                                                            ------------------
                                                                           March 27,     March 28,
                                                                             1999          1998
                                                                            -------       -------
Cash flows provided by (used for) operating activities:
Net income                                                                  $ 1,999       $ 1,273
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation and amortization                                                 792           630
  Net loss on retirements of property, plant and equipment                       17            28
  Deferred taxes                                                                (81)           36
  Purchased in-process research and development                                --             165
  Changes in assets and liabilities:
    Accounts receivable                                                         247           364
    Inventories                                                                (115)         (111)
    Accounts payable                                                            202          (100)
    Accrued compensation and benefits                                          (498)         (529)
    Income taxes payable                                                        464           350
    Tax benefit from employee stock plans                                       138            88
    Other assets and liabilities                                               (432)         (125)
                                                                            -------       -------
      Total adjustments                                                         734           796
                                                                            -------       -------

Net cash provided by operating activities                                     2,733         2,069
                                                                            -------       -------
Cash flows provided by (used for) investing activities:
  Additions to property, plant and equipment                                   (675)       (1,129)
  Purchase of Chips and Technologies, Inc., net of cash acquired               --            (321)
  Purchase of Shiva Corporation, net of cash acquired                          (132)         --
  Purchases of available-for-sale investments                                (2,056)       (2,143)
  Sales of available-for-sale investments                                       194            21
  Maturities and other changes in available-for-sale
    investments                                                               1,508         2,440
                                                                            -------       -------
Net cash used for investing activities                                       (1,161)       (1,132)
                                                                            -------       -------
Cash flows provided by (used for) financing activities:
  Increase in short-term debt, net                                               23            43
  Additions to long-term debt                                                    27            13
  Proceeds from sales of shares through employee stock plans and other          207           199
  Proceeds from exercise of 1998 Step-Up Warrants                              --           1,620
  Repurchase and retirement of common stock                                  (1,297)       (1,792)
  Payment of dividends to stockholders                                          (67)          (49)
                                                                            -------       -------
Net cash provided by (used for) financing activities                         (1,107)           34
                                                                            -------       -------
Net increase in cash and cash equivalents                                   $   465       $   971
                                                                            -------       -------
                                                                            -------       -------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                                                  $    10       $     8
  Income taxes                                                              $   461       $   230

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1. The accompanying interim consolidated condensed financial statements of Intel Corporation ("Intel," the "Company" or the "Registrant") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended December 26, 1998. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 26, 1998. All share, per share and warrant amounts have been restated to reflect the effect of the two-for-one stock split paid on April 11, 1999.

2. As of the second quarter of 1998, the Company adopted a new dividend declaration schedule which results in the Board of Directors considering two dividend declarations in the first and third quarters of the year and no declarations in each of the second and fourth quarters of the year. The new declaration schedule does not change the Company's historical quarterly dividend payment schedule. In keeping with this new schedule, in January 1999 the Board of Directors declared a dividend of $0.02 per share which was paid on March 1, 1999, to stockholders of record on February 7, 1999, and a dividend of $0.03 per share payable on June 1, 1999, to stockholders of record on May 7, 1999. During the first quarter of 1998, before the new dividend declaration schedule, the Board of Directors made only one dividend declaration.

3.   Interest income and other, net includes (in millions):

                                                    Three Months Ended
                                                   March 27,   March 28,
                                                     1999        1998
                                                    ------      ------
          Interest income                           $156          $160
          Foreign currency gains                       2           --
          Other income, net                          198            47
                                                    ----          ----
          Total                                     $356          $207
                                                    ----          ----
                                                    ----          ----


     Other income for both periods presented consists primarily of gains on sales of equity investments.

4. The components of comprehensive income, net of tax, are as follows (in millions):

                                                    Three Months Ended
                                                    ------------------
                                                   March 27,   March 28,
                                                     1999        1998
                                                    ------      ------
          Net income                                $1,999      $1,273
          Change in net unrealized gain
            on available-for-sale investments          267          97
                                                    ------      ------
          Total                                     $2,266      $1,370
                                                    ------      ------
                                                    ------      ------

     Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

5. During the first quarter of 1999, the Company repurchased 21 million shares of Common Stock under the Company's authorized repurchase program at a cost of $1.3 billion. As of March 27, 1999 approximately 150.4 million shares remained available for repurchase under the program.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

6. In a series of private placements during the 1991-1998 period, the Company sold put warrants that entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified price. The remaining 5 million put warrants that were outstanding at December 26, 1998 expired unexercised in the first quarter of 1999.

7. Intel has two reportable segments under the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information": the Intel Architecture Business Group and the Computing Enhancement Group. The Intel Architecture Business Group includes microprocessors, motherboards, and other related board-level products focused on mobile and desktop products, servers and workstations. Board-level products include certain server chipsets and chipsets sold on motherboards. The Computing Enhancement Group's products include chipsets, embedded products, including processors based on the StrongARM-Registered Trademark-* architecture, microcontrollers, flash memory products and graphics chips.

     The remaining operating segments are the Network Communications Group and the New Business Group; neither of which qualifies as a reportable segment under SFAS No. 131. These segments, as well as certain corporate-level operating expenses (primarily the amount by which profit-dependent bonus expenses differ from a targeted level recorded by the segments) and reserves for deferred income on shipments to distributors, are grouped in "all other" below.

     Information on reportable segments is as follows (in millions):

                                                      Three Months Ended
                                                      ------------------
                                                   March 27,       March 28,
                                                     1999            1998
                                                    ------          ------
          INTEL ARCHITECTURE BUSINESS GROUP:
            Revenues                                $ 5,879         $ 4,931
            Operating profit                        $ 2,830         $ 1,938

          COMPUTING ENHANCEMENT GROUP:
            Revenues                                $ 1,026         $   946
            Operating profit                        $   111         $   (54)

          ALL OTHER:
            Revenues                                $   198         $   124
            Operating profit                        $  (304)        $  (103)

          TOTAL:
            Revenues                                $ 7,103         $ 6,001
            Operating profit                        $ 2,637         $ 1,781


8. In February 1999, the Company acquired the outstanding shares of Shiva Corporation, whose products include remote access and virtual private networking solutions for the small to medium enterprise market segment and the remote access needs of campuses and branch offices. The acquisition was accounted for as a purchase with a price of approximately $185 million ($132 million in net cash). The operating results subsequent to the acquisition have been included in the "all other" category for segment reporting purposes as part of the Network Communications Group.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)


9. In March 1999, the Company announced that it had entered into a definitive agreement to acquire Level One Communications, Inc. ("Level One"), in a stock-for-stock merger agreement valued at approximately $2.2 billion. Level One provides silicon connectivity solutions for high-speed telecom and networking applications. Under the terms of the agreement, each share of Level One stock would be exchanged for 0.86 shares of Intel stock. Approximately 37.2 million shares of Intel stock would be issued, assuming the conversion in full of Level One's outstanding convertible subordinated notes into Level One Common Stock. The completion of this transaction is subject to compliance with regulatory requirements, Level One stockholder approval, and other conditions customary in a transaction of this type. This transaction is expected to be accounted for using the purchase method of accounting.


*StrongARM is a registered trademark of ARM Ltd.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-FIRST QUARTER OF 1999 COMPARED TO FIRST QUARTER OF 1998

Net revenues for Q1 1999 increased by 18% compared to Q1 1998. The increase in net revenues was primarily due to increased volume of sales of microprocessors by the Intel Architecture Business Group.

Cost of sales increased by 6% in Q1 1999 compared to Q1 1998 due to microprocessor unit volume growth, partially offset by lower unit costs. The gross margin percentage increased to 59% in Q1 1999, up from 54% in Q1 1998. The improvement in gross margin was primarily a result of a shift in the mix of microprocessors and lower unit costs in the Intel Architecture Business Group segment. See "Outlook" for a discussion of gross margin expectations.

Research and development spending decreased by 13% in Q1 1999 compared to Q1 1998, primarily due to the $165 million charge for in-process research and development related to the acquisition of Chips and Technologies, Inc. included in Q1 1998. Marketing, general and administrative spending grew 25% in Q1 1999 compared to Q1 1998, primarily due to the Intel Inside-Registered Trademark- cooperative advertising program, merchandising spending relating to new product launches and profit-dependent bonus expenses. Operating expenses were 21.9% of net revenues in Q1 1999 and 24.5% of net revenues in Q1 1998.

Interest and other income increased to $356 million in Q1 1999 compared to $207 million in Q1 1998, primarily due to higher gains on sales of equity investments.

The Company's effective income tax rate was 33% in Q1 1999 and Q1 1998, excluding the impact of the charge in Q1 1998 for purchased in-process research and development related to the acquisition of Chips and Technologies, Inc.

INTEL ARCHITECTURE BUSINESS GROUP SEGMENT. Net revenues increased 19% in Q1 1999 compared to Q1 1998. The increase was primarily due to higher unit volumes of microprocessors and a shift in mix toward processors based on the P6 microarchitecture (including the Intel-Registered Trademark- Celeron-TM-, Pentium-Registered Trademark- II, Pentium-Registered Trademark-II Xeon-TM-, Pentium-Registered Trademark- III and Pentium-Registered Trademark- III Xeon-TM- processors). Sales of microprocessors and related board-level products based on the P6 microarchitecture comprised a substantial majority of Intel's consolidated net revenues and gross margin in Q1 1999. In Q1 1998, sales of these processors comprised a significant portion of Intel's net revenues and a majority of its gross margin. Sales of Pentium-Registered Trademark- family microprocessors were not significant in Q1 1999, but represented a significant although declining portion of Intel's net revenues and gross margins in Q1 1998.

Operating profit for the Intel Architecture Business Group increased 46% in Q1 1999 compared to Q1 1998. The increase in operating profit was primarily due to increased unit shipments of processors, a more favorable mix of processors and lower unit costs. For Q1 1999 in comparison to Q1 1998, the gross margin percentage and operating income were still being impacted by the increased cost of purchased components in the Single Edge Contact ("SEC") cartridge of the Pentium II processor. However, the impact of more units sold with the SEC cartridge was more than offset by decreased unit costs overall due to the Company's manufacturing cost reduction program. The increased gross margin was partially offset by higher expenses related to the cooperative advertising program and new product launches.

COMPUTING ENHANCEMENT GROUP SEGMENT. Net revenues increased 8% in Q1 1999 compared to Q1 1998, primarily due to higher unit sales of chipsets and flash memory, partially offset by lower prices. Revenues for embedded processors were lower due to lower unit sales.

Operating profit for the Computing Enhancement Group operating segment increased to $111 million in Q1 1999 from an operating loss of $54 million in Q1 1998. In Q1 1998, operating results were negatively affected by the purchase of Chips and Technologies, Inc., including the related charge for purchased in-process research and development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

The Company's financial condition remains very strong. At March 27, 1999, total cash, trading assets, and short- and long-term investments totaled $14.5 billion, up from $13 billion at December 26, 1998.

The major source of cash during the first quarter of 1999 was cash provided by operating activities of $2.7 billion. Major uses of cash during the same quarter included $1.3 billion to buy back 21 million shares of common stock, capital spending of $675 million for property, plant and equipment, primarily for microprocessor manufacturing capacity and $132 million in net cash paid for the acquisition of Shiva Corporation. See "Outlook" for a discussion of capital expenditure expectations in 1999.

The Company's five largest customers accounted for approximately 43% of net revenues for the first quarter of 1999. At March 27, 1999, the five largest customers accounted for approximately 36% of net accounts receivable.

In March 1999, Intel announced that it had entered into a definitive agreement to acquire Level One Communications, Inc. ("Level One"), in a stock-for-stock merger agreement valued at approximately $2.2 billion. Under the terms of the agreement, each share of Level One stock would be exchanged for 0.86 shares of Intel stock. Approximately 37.2 million shares of Intel stock would be issued, assuming the conversion in full of Level One's outstanding convertible subordinated notes into Level One Common Stock. The completion of this transaction is subject to compliance with regulatory requirements, Level One stockholder approval, and other conditions customary in a transaction of this type.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including potential future acquisitions or strategic investments, capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and the dividend program.


OUTLOOK

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers or acquisitions that had not closed as of the end of the first quarter of 1999.

The Company expects revenue for the second quarter of 1999 to be flat to slightly down from first quarter revenue of $7.1 billion. Revenue is partly a function of the mix of microprocessor types and speeds, motherboards and purchased components, and other semiconductor products sold, all of which are difficult to forecast. Because of the large price difference between types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's net revenues. Revenue is also subject to the impact of economic conditions in various geographic regions, including the ongoing financial difficulties in the Asian markets and certain emerging markets in other regions.

Intel's strategy is to introduce ever-higher performance microprocessors tailored for the different segments of the worldwide computing market, using a tiered branding approach. In line with this strategy, in the first quarter of 1999 the Company introduced the Pentium III processor, for the performance desktop and entry-level servers and workstations, and the Pentium III Xeon processor, for mid-range and high-end servers and workstations. The Company also introduced a faster version of the Celeron processor for entry-level PC buyers interested in a value PC, as well as new mobile Pentium II and Celeron processors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

Intel's goal is to be the leading supplier of building blocks to the connected computing industry worldwide. Intel plans to cultivate new businesses in connected computing, and to continue to work with the computing industry to expand Internet capabilities and product offerings and to develop compelling software applications that can take advantage of higher performance, thus driving demand toward the newer products in each computing market segment. The Company may continue to take various steps, including reducing microprocessor prices at such times as it deems appropriate, in order to increase acceptance of its latest technology and to remain competitive within each relevant market segment.

The Company expects the gross margin percentage in the second quarter to be approximately flat with 59% in the first quarter. Intel's gross margin expectation for the full year 1999 is 57% plus or minus a few points. Intel's gross margin percentage in any period varies depending on the mix of types and speeds of processors sold as well as the mix of microprocessors and related motherboards and purchased components. The Company's Pentium II processor is packaged with purchased components in the SEC cartridge, and the inclusion of purchased components has tended to increase absolute margin dollars but to lower the gross margin percentage. However, the Company has also been developing new packaging formats that use fewer purchased components. These new packaging formats are expected to reduce costs on certain microprocessor products. Intel also expects to see the benefits of continued productivity improvements on its existing manufacturing processes during 1999. Various other factors (including unit volumes, yield issues associated with production at factories, ramp of new technologies, excess or obsolete inventory, variations in inventory valuation and mix of shipments of other semiconductors) will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

The Company has expanded semiconductor manufacturing and assembly and test capacity over the last few years, and continues to plan capacity based on the assumed continued success of its strategy and the acceptance of its products in specific market segments. The Company currently expects that capital spending will decrease to approximately $3 billion in 1999, primarily as a result of reduced investment for new facilities and improved utilization of equipment. This spending plan is dependent upon expectations regarding production efficiencies and delivery times of various machinery and equipment. Depreciation and amortization is expected to be approximately $3.3 billion for 1999. Depreciation and amortization for the second quarter of 1999 is expected to be approximately $800 million.

Spending on research and development and marketing, general and administrative expenses in the second quarter is expected to be approximately six to ten percent higher than first quarter expenses of $1.6 billion. Expense projections for the second quarter incorporate expected higher spending associated with merchandising and research and development, as well as salary increases due to Intel's annual compensation adjustment effective at the beginning of the second quarter.

The Company expects interest and other income to be approximately $300 million in the second quarter depending on cash balances, interest rates, the Company's ability to realize expected gains on investments and assuming no unanticipated items.

The Company currently expects the tax rate to be 33% for 1999. This estimate is based on current tax law and the current estimate of earnings, and is subject to change.

Like many other companies, Intel is subject to risks from the year 2000 computer issue. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. Two other related issues could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99 and ii) the fact that the year 2000 is a leap year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

The Company has established a comprehensive program with dedicated program management and executive-level sponsorship to deal with year 2000 issues. The Company has been addressing its most essential internal systems first and has categorized as "critical" or "priority" those systems whose failure would cause an extended shutdown of all or part of a factory, could cause personal injury or would have a sustained and significant detrimental financial impact. Intel has also been working with customers and suppliers to test systems that interface with the Company's internal systems. These activities are intended to encompass all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, facilities management, sales, finance and human resources. The Company's approach prioritizes functions and systems worldwide, and all divisions and facilities are working toward the same global milestones.

The Company's semiconductor manufacturing and assembly and test
("manufacturing") equipment and systems are highly automated, incorporating PCs, embedded processors and related software to control scheduling, inventory tracking, statistical analysis and automated manufacturing. A significant portion of the Company's year 2000 efforts on internal systems is intended to prevent disruption to manufacturing operations.

At the end of the first quarter of 1999, 99.9% of the Company's critical and priority manufacturing systems were determined to be already year 2000 capable, or necessary remediation (replacements, changes, upgrades or workarounds) had been determined and unit testing and deployment had been completed. Remediation and deployment had been completed for approximately 93% of non-manufacturing systems as of the end of the quarter. Remediation and deployment had not been completed for some non-manufacturing systems where a vendor upgrade was pending, testing was not completed or a system was scheduled for replacement in the second quarter. All remediation and deployment for critical and priority internal systems is expected to be completed by the end of the second quarter of 1999.

The Company began a comprehensive program of integration testing of internal systems in the third quarter of 1998. Integration testing is expected to be substantially complete by mid-1999; however, testing will continue through 1999 to ensure continued year 2000 capability as other changes are made to internal systems and as Intel integrates any acquisitions.

The following table indicates the phases of the year 2000 project related to the Company's critical and priority internal systems and the expected time frames.

PHASES OF THE PROJECT                               START DATE     END DATE
High-level assessment of systems                    1996           Q3 1998 (actual)
Manufacturing systems:  Detailed assessment,        1997           Q1 1999 (actual)
   remediation, unit testing and deployment
Non-manufacturing systems:  Detailed assessment,    1996           Q2 1999 (expected)
   remediation, unit testing and deployment
Integration testing                                 Q3 1998        Mid-1999 (expected)

Intel is also actively working with suppliers of products and services to determine the extent to which the suppliers' operations and the products and services they provide are year 2000 capable, and to monitor their progress toward year 2000 capability. Highest priority is being placed on working with critical suppliers, defined by Intel as those whose failure would shut down manufacturing or other critical operations within a short period of time. The Company has made inquiries of its major suppliers and has received responses to its initial inquiries from 100% of critical suppliers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with Intel's standards and requirements. Contingency plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming year 2000 capable.

The Company is also developing contingency plans to address possible changes in customer order patterns due to year 2000 issues. As with suppliers, the readiness of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products. Intel has surveyed its major direct customers about their year 2000 readiness in critical areas of their operations. The results identified certain key areas to be addressed by the customers. Intel is also communicating information about its own readiness to customers and is conducting seminars to help communicate the methodologies and processes used in Intel's year 2000 programs.

Intel believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Because the Company has less control over assessing and remediating the year 2000 problems of third parties, the Company believes the risks are greatest with infrastructure (e.g., electricity supply and water and sewer service), telecommunications, transportation supply channels and critical suppliers of materials and services.

The Company's microprocessor production is conducted in a network of domestic and foreign facilities. Each location relies on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electricity grid or an uneven supply of power, for example, would be a worst-case scenario that would completely shut down the affected facilities. Electrical failure could also shut down airports and other transportation facilities.

Although most sites have some back-up electrical power, the Company does not generally maintain its own facilities that would generate sufficient electrical or water supply for full operations. To the extent possible, the Company is working with infrastructure suppliers for its manufacturing sites, major subcontractor sites and relevant transportation hubs to seek to better ensure continuity of services. Contingency planning regarding major infrastructure failure generally includes considering increases in inventory levels of specific products above normal reserve stocks and evaluating the need to locate inventory geographically. In addition, multiple plants engage in similar tasks in the Intel system, and although overall capacity would be reduced, it is not expected that the entire production system would halt due to the unavailability of one or two facilities.

A worst-case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third-party supplies with internal production. Where efforts to work with critical suppliers to ensure year 2000 capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, and in certain situations may include a planned increase in the level of inventory carried. In an industry characterized by rapid technological change, higher levels of raw materials and finished goods inventories would involve increased risk of inventory obsolescence and the potential for write-downs in the value of inventory.

The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. Preliminary contingency plans for critical business operations are expected to be in place by the end of the second quarter of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

1999. In the third quarter it is expected that these plans will be tested and validated and training will take place. However, contingency plans will continue to be refined through 1999 as the Company learns more about the preparations and vulnerabilities of third parties regarding year 2000 issues. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios, or a combination of scenarios, were to occur.

The Company also has a program to assess the capability of its products to handle the year 2000. To assist customers in evaluating their year 2000 issues, the Company has developed a web-enabled database that indicates the capability of Intel's current products, and certain products no longer being produced, to handle the year 2000. Products are assigned to one of five categories as defined by the Company: "Year 2000 Capable," "Year 2000 Capable" with update, not "Year 2000 Capable," under evaluation and will not test. The database is located on the Company's year 2000 support Web site and is periodically updated as new products are added to the Company's inventory.

An Intel product, when used in accordance with its associated documentation, is "Year 2000 Capable" when, upon installation, it accurately stores, displays, processes, provides and/or receives data from, into and between 1999 and 2000, and the 20th and 21st centuries, including leap-year calculations, provided that all other technology used in combination with the Intel product properly exchanges date data with it.

All Intel processors are "Year 2000 Capable." All Intel micro-controllers (embedded processors) are also "Year 2000 Capable," with the exception of two custom microcontroller products sold to a limited number of customers. However, the assessment of whether a complete system will operate correctly depends on firmware (BIOS) capability and software design and integration, and for many end users this will include firmware and software provided by companies other than Intel.

As described more fully at the support Web site, Intel offers a "Year 2000 Capable" Limited Warranty on certain of its current products. Except as specifically provided for in the Limited Warranty, the Company does not believe it is legally or otherwise responsible for costs incurred by customers related to ensuring their year 2000 capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding year 2000 issues, and it is anticipated that these expenditures will continue through 1999 and thereafter.

Various of the Company's disclosures and announcements concerning its products and year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act. This Act provides added protection from liability for certain public and private statements concerning an entity's year 2000 readiness and the year 2000 readiness of its products and services. It also potentially provides added protection from liability for certain types of year 2000 disclosures made after January 1, 1996 and before the date of enactment of the Act.

The Company's year 2000 efforts have been undertaken largely with its existing personnel. In some instances, consultants have been engaged to provide specific assessment, remediation or other services. Activities with suppliers and customers have also involved their staffs and consultants. The Company engaged a third-party firm to assist with planning and taking the inventory of internal systems, and engaged another firm to perform an assessment of the overall scope and schedule of Intel's year 2000 efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $175 million. Approximately $57 million has been spent to date, of which approximately $15 million was incurred in the first quarter of 1999. These costs are not incurred in a linear pattern. Spending is expected to peak in mid-1999 and to continue, at a declining rate, well into the year 2000. The remaining costs are expected to be incurred for remediation of internal systems not categorized as critical or priority, integration testing, contingency planning, customer service, supplier monitoring and program office management. A majority of the costs are expected to be included in cost of sales and in the calculation of gross margin. Year 2000 costs for manufacturing and non-manufacturing internal systems are expected to be less than 10% of the total information technology budget for 1999.

No significant internal systems projects are being deferred due to the year 2000 program efforts. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The Company expects that costs related to accelerated systems replacements will be approximately $15 million in addition to the total costs noted above. In addition, the estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred as a result of an infrastructure or supplier failure. The Company has adequate general corporate funds with which to pay for the programs' expected costs. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress.

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

The Company's future results of operations and the other forward-looking statements contained in this outlook--in particular the statements regarding revenues, pricing, new product development, costs, gross margin, capital spending, depreciation and amortization, research and development expenses, marketing and general and administrative expenses, net interest and other, the tax rate, the year 2000 issue and pending legal proceedings--involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: changes in end user demand due to usage of the Internet; changes in customer order patterns, including changes in customer and channel inventory levels and changes due to year 2000 issues; competitive factors such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; pricing pressures; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; development and timing of the introduction of compelling software applications; execution of the manufacturing ramp, including the transitions to the Pentium III processor and to the 0.18-micron process technology; effects of excess or shortage of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

manufacturing capacity; the ability to grow new businesses and successfully integrate and operate any acquired businesses; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); impact on the Company's business due to internal systems or systems of suppliers, infrastructure providers and other third parties adversely affected by year 2000 problems; claims due to year 2000 issues allegedly related to the Company's products or year 2000 remediation efforts; and litigation involving anti-trust, intellectual property, consumer and other issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future net revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 26, 1998 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 32 of the Registrant's 1998 Annual Report to Stockholders.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS


Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended December 26, 1998 for descriptions of legal proceedings.



ITEM 5.        OTHER INFORMATION

Intel recently outlined an expanded charter for the Company's New Business Group ("NBG"). The group has a three-part charter: to expand Intel revenues beyond microprocessors and networking; to utilize the strengths and assets of Intel; and to take advantage of opportunities presented by the Internet.

To accomplish its charter, NGB has four areas of focus: Internet Data Services, to provide managed hosting, storage and delivery of Web content and services such as e-commerce; Internet Content Services, an outgrowth of the Content Group, to build content-rich Web sites for select organizations; the Internal Investment Fund, to provide venture capital-style funding for ventures inside Intel; and Connected Product Initiatives, to develop various products, either alone or with other companies, that fall outside the scope of microprocessors and networking equipment.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 Agreement and Plan of Merger, dated as of March 4, 1999, by and among Intel Corporation, Intel RSW Corporation and Level One Communications, Incorporated, with all Exhibits thereto (incorporated by reference to Exhibit 2 of Form SC 13D, in relation to Level One Communications, Incorporated, as filed on March 15, 1999).

        10.2 Stock Option Agreement, dated as of March 4, 1999, between Intel Corporation and Level One Communications, Incorporated (incorporated by reference to Exhibit 1 of Form SC 13D, in relation to Level One Communications, Incorporated, as filed on March 15, 1999).

        12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

        27     Financial Data Schedule.


(b)     Reports on Form 8-K

        1) On January 14, 1999, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter and year ended December 26, 1998 and forward-looking statements relating to 1999 and the first quarter of 1999, as presented in a press release of January 12, 1999.

        2) On March 12, 1999, Intel filed a report on Form 8-K relating to a stock-for-stock merger agreement to acquire Level One Communications, Incorporated valued at approximately $2.2 billion.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTEL CORPORATION
                                        (REGISTRANT)





Date:  May 7, 1999                      BY:  /S/ Andy D. Bryant
                                        -----------------------------
                                        Andy D. Bryant
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Principal Accounting Officer