Form 10-Q
period 1999-06-26
INTEL CORP
filed 1999-08-02
CIK 50863

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
     X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---   Exchange Act of 1934
                   For the quarterly period ended June 26, 1999

                                       OR

    --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the transition period from       to
                                                 -------  ------

Commission file number  0-6217


                                INTEL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                        94-1672743
           --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


2200 Mission College Boulevard, Santa Clara, California    95052-8119
-------------------------------------------------------    ----------
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

                Class                               Outstanding at June 26, 1999
Common Stock, $.001 par value                                3,308 million

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share amounts)

                                                              Three Months Ended               Six Months Ended
                                                            -----------------------       ------------------------
                                                            June 26,       June 27,       June 26,        June 27,
                                                              1999           1998           1999           1998
                                                              ----           ----           ----           ----
Net revenues                                               $  6,746       $  5,927       $ 13,849       $ 11,928
Costs and expenses:
  Cost of sales                                               2,771          3,027          5,683          5,776
  Research and development                                      731            623          1,394          1,218
  Marketing, general and administrative                         924            671          1,815          1,382
  Purchased in-process research and development                  --             --             --            165
                                                            -------        -------        -------        -------

Operating costs and expenses                                  4,426          4,321          8,892          8,541
                                                            -------        -------        -------        -------

Operating income                                              2,320          1,606          4,957          3,387
Interest expense                                                (11)            (8)           (20)           (15)
Interest income and other, net                                  301            152            657            359
                                                            -------        -------        -------        -------

Income before taxes                                           2,610          1,750          5,594          3,731

Provision for taxes                                             861            578          1,846          1,286
                                                            -------        -------        -------        -------

Net income                                                 $  1,749       $  1,172       $  3,748       $  2,445
                                                            =======        =======        =======        =======

Basic earnings per common share                            $   0.53       $   0.35       $   1.13       $   0.73
                                                            =======        =======        =======        =======

Diluted earnings per common share                          $   0.51       $   0.33       $   1.08       $   0.69
                                                            =======        =======        =======        =======

Cash dividends declared per
  common share                                             $     --       $     --       $   0.05       $  0.015
                                                            =======        =======        =======        =======

Weighted average common shares outstanding                    3,310          3,382          3,317          3,332
Dilutive effect of:
  Employee stock options                                        136            155            145            166
  1998 Step-Up Warrants                                          --             --             --             45
                                                            -------        -------        -------        -------
Weighted average common shares outstanding,
  assuming dilution                                           3,446          3,537          3,462          3,543
                                                            =======        =======        =======        =======

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions)

                                                                                  June 26,                  Dec. 26,
                                                                                    1999                      1998
                                                                                    ----                      ----
                                                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 3,599                  $ 2,038
  Short-term investments                                                             6,652                    5,272
  Trading assets                                                                       358                      316
  Accounts receivable, net                                                           3,265                    3,527
  Inventories:
    Raw materials                                                                      222                      206
    Work in process                                                                    947                      795
    Finished goods                                                                     594                      581
                                                                                   -------                  -------
                                                                                     1,763                    1,582
                                                                                   -------                  -------
  Deferred tax assets                                                                  659                      618
  Other current assets                                                                 177                      122
                                                                                   -------                  -------
Total current assets                                                                16,473                   13,475
                                                                                   -------                  -------

Property, plant and equipment                                                       21,998                   21,068
Less accumulated depreciation                                                       10,586                    9,459
                                                                                   -------                  -------
Property, plant and equipment, net                                                  11,412                   11,609
Long-term investments                                                                3,453                    5,365
Other assets                                                                         1,463                    1,022
                                                                                   -------                  -------
TOTAL ASSETS                                                                       $32,801                  $31,471
                                                                                   =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                  $   135                  $   159
  Accounts payable                                                                   1,354                    1,244
  Accrued compensation and benefits                                                    963                    1,285
  Deferred income on shipments to distributors                                         499                      606
  Accrued advertising                                                                  505                      458
  Other accrued liabilities                                                          1,018                    1,094
  Income taxes payable                                                                 643                      958
                                                                                   -------                  -------
Total current liabilities                                                            5,117                    5,804
                                                                                   -------                  -------
Long-term debt                                                                         666                      702
Deferred tax liabilities                                                             1,546                    1,387
Put warrants                                                                            --                      201
Stockholders' equity:
  Preferred stock                                                                       --                       --
  Common stock and capital in excess
    of par value                                                                     4,819                    4,822
  Retained earnings                                                                 19,523                   17,952
  Accumulated other comprehensive income                                             1,130                      603
                                                                                   -------                  -------
Total stockholders' equity                                                          25,472                   23,377
                                                                                   -------                  -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $32,801                  $31,471
                                                                                   =======                  =======

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

                                                                                            Six Months Ended
                                                                                            ----------------
                                                                                           June 26,    June 27,
                                                                                             1999       1998
                                                                                             ----       ----
Cash flows provided by (used for) operating activities:
Net income                                                                                 $ 3,748    $ 2,445
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation and amortization                                                              1,583      1,304
  Net loss on retirements of property, plant and equipment                                      87         89
  Deferred taxes                                                                              (139)       105
  Purchased in-process research and development                                                 --        165
  Changes in assets and liabilities:
    Accounts receivable                                                                        343        337
    Inventories                                                                               (170)        46
    Accounts payable                                                                           107       (332)
    Accrued compensation and benefits                                                         (333)      (385)
    Income taxes payable                                                                      (316)      (993)
    Tax benefit from employee stock plans                                                      279        181
    Other assets and liabilities                                                            (1,014)      (489)
                                                                                           -------    -------
      Total adjustments                                                                        427         28
                                                                                           -------    -------

Net cash provided by operating activities                                                    4,175      2,473
                                                                                           -------    -------

Cash flows provided by (used for) investing activities:
  Additions to property, plant and equipment                                                (1,441)    (2,206)
  Purchase of Shiva Corporation, net of cash acquired                                         (132)        --
  Purchase of Chips and Technologies, Inc., net of cash acquired, and Digital
    Equipment Corporation semiconductor operations                                              --       (946)
  Purchases of available-for-sale investments                                               (3,305)    (4,528)
  Sales of available-for-sale investments                                                      386         46
  Maturities and other changes in available-for-sale
    investments                                                                              4,554      4,717
                                                                                           -------    -------
Net cash provided by (used for) investing activities                                            62     (2,917)
                                                                                           -------    -------


Cash flows provided by (used for) financing activities:
  Decrease in short-term debt, net                                                             (24)       (80)
  Additions to long-term debt                                                                   27         34
  Proceeds from sales of shares through employee stock plans and other                         286        259
  Proceeds from exercise of 1998 Step-Up Warrants                                               --      1,620
  Proceeds from sales of put warrants                                                           --         27
  Repurchase and retirement of common stock                                                 (2,798)    (3,531)
  Payment of dividends to stockholders                                                        (167)      (100)
                                                                                           -------    -------
Net cash used for financing activities                                                      (2,676)    (1,771)
                                                                                           -------    -------
Net increase (decrease) in cash and cash equivalents                                       $ 1,561    $(2,215)
                                                                                           =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                               $    20    $    18
    Income taxes                                                                           $ 2,009    $ 1,989


See Notes to Consolidated Condensed Financial Statements.
Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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

2. As of the second quarter of 1998, the Company adopted a new dividend declaration schedule which results in the Board of Directors considering two dividend declarations in the first and third quarters of the year and no declarations in each of the second and fourth quarters of the year. The new declaration schedule does not change the Company's historical quarterly dividend payment schedule. In keeping with this new schedule, the Board of Directors made two dividend declarations in the first quarter of 1999, and none in the second quarter. During 1998, the Board of Directors made one dividend declaration in the first quarter and none in the second quarter. On July 21, 1999, subsequent to the end of the second quarter, the Board of Directors declared a dividend of $0.03 per share payable on September 1, 1999 to stockholders of record on August 7, 1999.

3.   Interest income and other, net includes (in millions):

                                                             Three Months Ended                  Six Months Ended
                                                             ------------------                  ----------------
                                                         June 26,           June 27,        June 26,           June 27,
                                                           1999              1998             1999               1998
                                                          -----             -----            -----              -----
         Interest income                                  $ 148             $ 143            $ 304              $ 303
         Foreign currency gains                               -                 3                2                  3
         Other income, net                                  153                 6              351                 53
                                                          -----             -----            -----              -----
         Total                                            $ 301             $ 152            $ 657              $ 359
                                                          =====             =====            =====              =====

     Other income for all periods presented consists primarily of gains on sales of equity investments.

4. The components of comprehensive income, net of tax, are as follows (in millions):

                                                             Three Months Ended                  Six Months Ended
                                                             ------------------                  ----------------
                                                         June 26,           June 27,        June 26,           June 27,
                                                           1999               1998            1999               1998
                                                           ----               ----            ----               ----
      Net income                                        $ 1,749            $ 1,172         $ 3,748            $ 2,445
      Change in net unrealized gain on
        available-for-sale investments                      260                 61             527                158
                                                        -------            -------         -------            -------
      Total                                             $ 2,009            $ 1,233         $ 4,275            $ 2,603
                                                        =======            =======         =======            =======

     Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

5. During the first half of 1999, the Company repurchased 46 million shares of Common Stock under the Company's authorized repurchase program at a cost of $2.8 billion. As of June 26, 1999 approximately 125.4 million shares remained available for repurchase under the program.

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

7. In the first quarter of 1999, Intel had two reportable segments under the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information": the Intel Architecture Business Group and the Computing Enhancement Group. During the second quarter of 1999, Intel changed the structure of its internal organization, moving the chipset operation and the graphics chips operation to the Intel Architecture Business Group from the Computing Enhancement Group. This change was made to better align the product planning and marketing strategies of the Company's component operations. As a result, the second quarter information has been presented with the Intel Architecture Business Group as the only remaining reportable segment. Information for prior periods has been restated.

     The Intel Architecture Business Group now includes microprocessors, motherboards and other related board-level products, chipsets, and graphics chips.

     The "all other" category includes revenues and earnings (losses) from non-reportable operating segments: the remaining embedded processor and flash memory operations of the Computing Enhancement Group, the Network Communications Group and the New Business Group. In addition, "all other" includes certain corporate-level operating expenses (primarily the amount by which profit-dependent bonus expenses differ from a targeted level recorded by the segments) and the impact of reserves for deferred income on shipments to distributors not allocated to operating segments. The income recognized by the divisions on shipments to distributors is deferred and reserved at the corporate level until the products are sold by the distributors. The change in the reserve for deferred income on shipments to the distributors reflects the difference between shipments to the distributors and sales made by the distributors.

     Information on reportable segments is as follows (in millions):

                                                             Three Months Ended                   Six Months Ended
                                                             ------------------                   ----------------
                                                         June 26,           June 27,         June 26,           June 27,
                                                           1999               1998             1999               1998
                                                           ----               ----             ----               ----
      INTEL ARCHITECTURE BUSINESS GROUP:
        Revenues                                        $ 5,559            $ 5,240          $11,988            $10,655
        Operating profit                                $ 2,305            $ 1,649          $ 5,249            $ 3,509

      ALL OTHER:
        Revenues                                        $ 1,187            $   687          $ 1,861            $ 1,273
        Operating profit                                $    15             $  (43)         $  (292)           $  (122)

      TOTAL:
        Revenues                                        $ 6,746            $ 5,927          $13,849            $11,928
        Operating profit                                $ 2,320            $ 1,606          $ 4,957            $ 3,387

8. In February 1999, the Company acquired the outstanding shares of Shiva Corporation, whose products include remote access and virtual private networking solutions for the small to medium enterprise market segment and the remote access needs of campuses and branch offices. The acquisition was accounted for using the purchase method of accounting with a price of approximately $185 million ($132 million in net cash). The operating results subsequent to the acquisition have been included in the "all other" category for segment reporting purposes as part of the Network Communications Group.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

9. In March 1999, the Company announced that it had entered into a definitive agreement to acquire Level One Communications, Inc. ("Level One"), in a stock-for-stock merger agreement valued at approximately $2.2 billion. Level One provides silicon connectivity solutions for high-speed telecom and networking applications. Under the terms of the agreement, each share of Level One stock would be exchanged for 0.86 shares of Intel stock. Intel expects to issue at least 33.7 million shares of its common stock for currently outstanding shares, but may issue as many as 39.9 million shares if all vested Level One options and warrants are exercised and Level One's convertible debt is converted prior to the merger. The completion of this transaction is subject to a vote of Level One stockholders scheduled for August 9, 1999, and other conditions customary in a transaction of this type. This transaction is expected to be accounted for using the purchase method of accounting.

     In June of 1999, the Company announced that it had entered into a definitive agreement to acquire Dialogic Corporation ("Dialogic") for $44 per share in a cash tender offer, and on July 12, the Company completed this transaction. The transaction will be accounted for using the purchase method of accounting, with an approximate purchase price of $830 million, including the value of options converted to Intel options, and a net cash purchase price of approximately $670 million. The acquisition is aimed at expanding the Company's standard high-volume server business in the networking and telecommunications market segment. Dialogic designs, manufactures and markets computer hardware and software enabling technology for computer telephony systems.

     Subsequent to the end of the second quarter, the Company acquired privately held Softcom Microsystems, Inc. ("Softcom") in a cash transaction. The total purchase price was approximately $150 million. Softcom develops and markets semiconductor products for original equipment manufacturers in the networking and communications market segments. Softcom's high-performance components are designed for networking gear (access devices, routers, and switches) used to direct voice and data across the Internet as well as traditional enterprise networks. This transaction will be accounted for using the purchase method of accounting.

10. In November 1997, Intergraph Corporation ("Intergraph") filed suit in Federal District Court in Alabama generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief and unspecified damages, and further alleges that Intel's infringement is willful and that any damages awarded should be trebled. The Company received a letter stating that Intergraph believes that the patent damages will be "several billion dollars by the time of trial." In addition, Intergraph claims that the antitrust, unfair competition and tort and contract damages will be "hundreds of millions of dollars by the time of trial." The Company disputes Intergraph's claims and intends to defend the lawsuit vigorously. Intel has also counterclaimed that the Intergraph patents are invalid, and alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In April 1998, the Court ordered Intel to continue to deal with Intergraph on the same terms as it treats allegedly similarly situated customers with respect to confidential information and product supply. Intel's appeal of this order was heard in December 1998. In June 1998, Intel filed a motion for summary judgment on Intergraph's patent claims on the grounds that Intel is licensed to use those patents. In June 1999, the Court granted Intergraph's motion for summary judgement that the patents asserted by Intergraph are not licensed to Intel. Intel filed a motion for reconsideration and an alternative request to certify the decision for appeal.

     The Company is currently party to various legal proceedings, including that noted above. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING SEGMENT REPORTING

During the second quarter of 1999, Intel changed the structure of its internal organization, moving the chipset operation and the graphics chips operation to the Intel Architecture Business Group from the Computing Enhancement Group. This change was made to better align the product planning and marketing strategies of the Company's component operations. As a result, the second quarter information has been presented with the Intel Architecture Business Group as the only remaining reportable segment. Information for prior periods has been restated.

The Intel Architecture Business Group now includes microprocessors, motherboards and other related board-level products, chipsets, and graphics chips.


RESULTS OF OPERATIONS - SECOND QUARTER OF 1999 COMPARED TO SECOND QUARTER OF
1998

Intel's net revenues for Q2 1999 increased by 14% compared to Q2 1998. Net revenues for the Intel Architecture Business Group operating segment increased 6% in Q2 1999 compared to Q2 1998. The increase was primarily due to higher unit volumes of microprocessors partially offset by lower prices. Within the "all other" category for operating segment reporting, revenues from sales of networking products, embedded products, and flash memory grew between these periods. In addition, the change in deferred income on shipments to distributors, which is not allocated to operating segments, had a positive impact on revenues in the "all other" category for Q2 1999 compared to Q2 1998. The change in the reserve for deferred income on shipments to the distributors reflects the difference between shipments to the distributors and sales made by the distributors.

Sales of microprocessors and related board-level products based on the P6 microarchitecture, which are included in the Intel Architecture Business Group's operations, comprised a majority of Intel's consolidated net revenues and a substantial majority of gross margin in Q2 1999 and Q2 1998. Sales of Pentium-Registered Trademark- family microprocessors were not significant in Q2 1999, but represented a significant although declining portion of Intel's net revenues and gross margins in Q2 1998.

Cost of sales decreased by 8% in Q2 1999 compared to Q2 1998 primarily due to lower unit costs for microprocessors in Q2 1999 partially offset by higher unit sales volumes. In addition, cost of sales in Q2 1998 included unusually high inventory write-downs. The lower unit costs in Q2 1999 were achieved primarily through redesigned microprocessor products with lower-cost packaging, including packaging using fewer purchased components, as well as factory efficiencies and lower purchase prices on the purchased components. The gross margin percentage increased to 59% in Q2 1999, up from 49% in Q2 1998. The improvement in gross margin was primarily a result of lower unit costs in the Intel Architecture Business Group operating segment in Q2 1999, as well as the absence of the unusually high inventory write-downs recognized in Q2 1998, partially offset by the impact of lower prices in Q2 1999. See "Outlook" for a discussion of gross margin expectations.

Research and development spending increased $108 million, or 17%, in Q2 1999 compared to Q2 1998, primarily due to increased spending on product development programs. Marketing, general and administrative expenses increased $253 million, or 38%, in Q2 1999 compared to Q2 1998, primarily due to the Intel Inside-Registered Trademark- cooperative advertising program, merchandising spending relating to new product launches and profit-dependent bonus expenses. Operating expenses were 24.5% of net revenues in Q2 1999 and 21.8% of net revenues in Q2 1998.

Interest and other income increased to $301 million in Q2 1999 compared to $152 million in Q2 1998, primarily due to higher gains on sales of equity investments.

The Company's effective income tax rate was 33% in Q2 1999 and Q2 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - FIRST HALF OF 1999 COMPARED TO FIRST HALF OF 1998

Intel's net revenues for the first half of 1999 increased by 16% compared to the first half of 1998. Net revenues for the Intel Architecture Business Group operating segment increased 13% in the first half of 1999 compared to the first half of 1998. The increase was primarily due to higher unit volumes of microprocessors and a shift in mix toward processors based on the P6 microarchitecture, including the Intel-Registered Trademark- Celeron-TM- and Pentium-Registered Trademark- III processors. Within the "all other" category for operating segment reporting, revenues from sales of networking products and flash memory grew between these periods. In addition, the change in deferred income on shipments to distributors, which is not allocated to operating segments, had a positive impact on revenues in the "all other" category for the first half of 1999 compared to the first half of 1998.

Sales of microprocessors and related board-level products based on the P6 microarchitecture, which are included in the Intel Architecture Business Group's operations, comprised a majority of Intel's consolidated net revenues and a substantial majority of gross margin in the first half of 1999. For the first half of 1998 these sales comprised a majority of Intel's consolidated net revenues and gross margin. Sales of Pentium family microprocessors were not significant in the first half of 1999, but represented a significant although declining portion of Intel's net revenues and gross margins in the first half of 1998.

Cost of sales were essentially flat between the first half of 1999 and the first half of 1998. In the Intel Architecture Business Group operating segment, lower unit costs for microprocessors in the first half of 1999, and the absence of the unusually high inventory write-downs recognized in the first half of 1998, were offset by higher unit sales volumes in the first half of 1999. Gross margin increased to 59% in the first half of 1999 from 52% in the first half of 1998 primarily due to the lower unit costs in the Intel Architecture Business Group operating segment and the absence of the higher inventory write-downs recognized in the first half of 1998. See "Outlook" for a discussion of gross margin expectations.

Total spending on research and development was essentially flat between the first half of 1999 and the first half of 1998. Increases in spending on product development programs in the first half of 1999 were offset by the absence of the charge of $165 million for in-process research and development related to the acquisition of Chips and Technologies, Inc. taken in the first half of 1998. Marketing, general and administrative expenses increased $433 million, or 31%, in the first half of 1999 compared to the first half of 1998, primarily due to the Intel Inside cooperative advertising program, merchandising spending relating to new product launches and profit-dependent bonus expenses. Operating expenses were 23.2% of net revenues in first half of 1999 and 21.8% of net revenues in first half of 1998, excluding the effect of the in-process research and development charge.

Interest and other income for the first half of 1999 increased by $298 million over the prior year primarily due to higher gains on sales of equity investments in the first half of 1999 compared to the first half of 1998.

The Company's effective income tax rate was 33% in the first half of 1999 and the first half of 1998, excluding the impact of the nondeductible charge related to the acquisition of Chips and Technologies, Inc. in the first half of 1998.


FINANCIAL CONDITION

The Company's financial condition remains very strong. At June 26, 1999, total cash, trading assets, and short- and long-term investments totaled $14.1 billion, up from $13 billion at December 26, 1998.

The major source of cash during the first half of 1999 was cash provided by operating activities of $4.2 billion. Major uses of cash during the period included $2.8 billion to repurchase 46 million shares of common stock, capital spending of $1.4 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, and $132 million in net cash paid for the acquisition of Shiva Corporation. See "Outlook" for a discussion of capital expenditure expectations in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

The Company's five largest customers accounted for approximately 45% of net revenues for the first half of 1999. At June 26, 1999, the five largest customers accounted for approximately 41% of net accounts receivable.

In March 1999, the Company announced that it had entered into a definitive agreement to acquire Level One Communications, Inc. ("Level One"), in a stock-for-stock merger agreement valued at approximately $2.2 billion. Under the terms of the agreement, each share of Level One stock would be exchanged for
0.86 shares of Intel stock. Intel expects to issue at least 33.7 million shares of its common stock for currently outstanding shares, but may issue as many as
39.9 million shares if all vested Level One options and warrants are exercised and Level One's convertible debt is converted prior to the merger. The completion of this transaction is subject to a vote of Level One stockholders scheduled for August 9, 1999, and other conditions customary in a transaction of this type.

In June of 1999, the Company announced that it had entered into a definitive agreement to acquire Dialogic Corporation ("Dialogic"), for $44 per share in a cash tender offer and on July 12, the Company completed this transaction. The net cash purchase price was approximately $670 million.

Subsequent to the end of the second quarter, the Company acquired privately held Softcom Microsystems, Inc. ("Softcom") in a cash transaction. The total purchase price was approximately $150 million.

The Company believes that it has the financial resources needed to meet business requirements for the next twelve months, including potential future acquisitions or strategic investments, capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and the dividend program.


OUTLOOK

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers or acquisitions that had not closed as of the end of the second quarter of 1999, except where the impact of acquisitions is specifically identified.

The Company expects revenue for the third quarter of 1999 to be up slightly from second quarter revenue of $6.7 billion and the Company expects a strong second half for 1999. Revenue is partly a function of the mix of microprocessor types and speeds, motherboards and purchased components, and other semiconductor products sold, all of which are difficult to forecast. Because of the large price difference between types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's net revenues. Revenue is also subject to the impact of economic conditions in various geographic regions.

Intel's goal is to be the building block supplier to the Internet economy. Intel plans to grow its networking business and to cultivate new services businesses around the Internet. Intel also plans to continue to work with the computing industry to expand Internet capabilities and product offerings and develop compelling software applications that can take advantage of higher performance microprocessors, thus driving demand toward Intel's newer products in each computing market segment.

Intel's microprocessor strategy is to introduce ever-higher performance microprocessors tailored for the different segments of the worldwide computing market, using a tiered branding approach. In line with this strategy, in the second quarter of 1999 the Company introduced the Pentium III processor at 550 MHz, for the performance desktop and entry-level servers and workstations, and the Celeron processor at 466 MHz for entry-level PC buyers interested

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

in a value PC, as well as a new mobile Pentium-Registered Trademark- II processor at 400 MHz. The Company may continue to take various steps, including reducing microprocessor prices at such times as it deems appropriate, in order to increase acceptance of its latest technology and to remain competitive within each relevant market segment.

The Company expects the gross margin percentage in the third quarter to be up slightly from 59% in the second quarter. Intel's gross margin expectation for the full year 1999 is now 60%, plus or minus a few points, up from prior guidance of 57%, plus or minus a few points. This change in guidance reflects the positive impact of the Company's ongoing focus on cost improvements and manufacturing efficiencies. Intel's gross margin percentage in any period varies depending on the mix of types and speeds of processors sold as well as the mix of microprocessors and related motherboards and purchased components. The Company has been developing new packaging formats that use fewer purchased components than the original Single Edge Contact cartridge that was introduced with the Pentium II processor. These new packaging formats have reduced costs on certain microprocessor products and they are expected to continue to have a positive impact on costs as the transition continues. Intel also expects to see the benefits of continued productivity improvements on its existing manufacturing processes during 1999. Various other factors (including unit volumes, yield issues associated with production at factories, ramp of new technologies, the reusability of factory equipment, excess or obsolete inventory, variations in inventory valuation and mix of shipments of other semiconductors) will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

The Company has expanded semiconductor manufacturing and assembly and test capacity over the last few years, and continues to plan capacity based on the assumed continued success of its strategy and the acceptance of its products in specific market segments. The Company currently expects that capital spending will decrease to approximately $3 billion in 1999, primarily as a result of reduced investment for new facilities and improved utilization of equipment. This spending plan is dependent upon expectations regarding production efficiencies and delivery times of various machinery and equipment. Depreciation and amortization is expected to be approximately $3.3 billion for 1999. Depreciation and amortization for the third quarter of 1999 is expected to be approximately $810 million.

Spending on research and development and marketing, general and administrative expenses in the third quarter is expected to be approximately four to six percent higher than second quarter expenses of $1.7 billion. Expense projections for the third quarter incorporate expected higher spending associated with research and development projects.

The Company expects interest and other income to be approximately $275 million in the third quarter depending on cash balances, interest rates, the Company's ability to realize expected gains on investments and assuming no unanticipated items.

The Company currently expects the tax rate to be 33% for 1999. This estimate is based on current tax law and the current estimate of earnings, and is subject to change.

The Company expects the Level One acquisition to close in the third quarter, following the Level One stockholders' meeting on August 9. Intel is currently gathering the data necessary for determining the value of identifiable intangible assets, including in-process research and development. Based on a preliminary analysis, in the third quarter the Company expects to incur a charge of between $110 million and $330 million for in-process research and development. In addition, the amount of goodwill and other intangible assets to be amortized is expected to be between $1.8 billion and $2.0 billion, with an estimated average useful life of five years.

Subsequent to the end of the second quarter, the acquisitions of Dialogic and Softcom closed. The Company is early in the process of valuing the identifiable intangible assets for these transactions and cannot yet provide estimates for the values of in-process research and development, goodwill and other intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

Like many other companies, Intel is subject to risks from the year 2000 computer programming issue. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. Two other related issues could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99; and ii) the fact that the year 2000 is a leap year.

Intel established a comprehensive program with dedicated program management and executive-level sponsorship to deal with year 2000 issues. The Company addressed its most essential internal systems first and categorized as "critical" or "priority" those systems whose failure would cause an extended shutdown of all or part of a factory, could cause personal injury or would have a sustained and significant detrimental financial impact. The Company's semiconductor manufacturing and assembly and test ("manufacturing") equipment and systems are highly automated, incorporating PCs, embedded processors and related software to control scheduling, inventory tracking, statistical analysis and automated manufacturing. A significant portion of the Company's year 2000 efforts on internal systems has been intended to prevent disruption to manufacturing operations. Intel has also been working with customers and suppliers to test systems that interface with the Company's internal systems. These activities have encompassed all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, facilities management, sales, finance and human resources.

At the end of the second quarter of 1999, all of the Company's critical and priority manufacturing and non-manufacturing systems were determined to be already year 2000 capable, or necessary remediation (replacements, changes, upgrades or workarounds) had been determined and unit testing and deployment had been completed. The Company continues to work on internal systems that were not categorized as critical or priority, and expects to have work on these systems substantially completed by the end of the third quarter.

The Company began a comprehensive program of integrated testing of internal systems in the third quarter of 1998. Integrated systems testing was substantially complete at the end of the second quarter of 1999; however, testing will continue through 1999 to ensure continued year 2000 capability as other changes are made to internal systems and as Intel integrates any acquisitions.

Intel has also been actively working with suppliers of products and services to determine the extent to which the suppliers' operations and the products and services they provide are year 2000 capable, and to monitor their progress toward year 2000 capability. The Company has made inquiries of its major suppliers and has received responses to its initial inquiries from 100% of critical suppliers. Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with Intel's standards and requirements. Contingency plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming year 2000 capable.

The Company is also developing contingency plans to address possible changes in customer order patterns due to year 2000 issues. As with Intel's suppliers, the readiness of customers, and their suppliers, to deal with year 2000 issues may affect their operations and their ability to order and pay for products. Intel has surveyed its major direct customers about their year 2000 readiness in critical areas of their operations. The results identified certain key areas to be addressed by the customers, primarily related to supplier readiness, including external infrastructure providers, and contingency planning. Intel has also been communicating information about its own readiness to customers and has conducted seminars for customers to help communicate the methodologies and processes used in Intel's year 2000 programs. Communications with customers for the remainder of 1999 will be primarily aimed at focusing customer attention on contingency planning.

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

The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. Preliminary contingency plans for critical business operations were in place by the end of the second quarter of 1999. In the third quarter it is expected that these plans will be expanded and refined as the Company learns more about the preparations and vulnerabilities of third parties regarding year 2000 issues. Testing, validation and training will take place in the third quarter and into the fourth quarter. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios, or a combination of scenarios, were to occur.

The Company also has a program to assess the capability of its products to handle the year 2000 date. To assist customers in evaluating their year 2000 issues, the Company has developed a web-enabled database that indicates the capability of Intel's current products, and certain products no longer being produced, to handle the year 2000 date. An Intel product, when used in accordance with its associated documentation, is "Year 2000 Capable" when, upon installation, it accurately stores, displays, processes, provides and/or receives data from, into and between 1999 and 2000, and the twentieth and twenty-first centuries, including leap-year calculations, provided that all other technology used in combination with the Intel product properly exchanges date data with it. The database is located on the Company's year 2000 support Web site and is periodically updated as new products are added to the Company's inventory.

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

Various of the Company's disclosures and announcements concerning its products and year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act. This Act provides added protection from liability for certain public and private statements concerning an entity's year 2000 readiness and the year 2000 readiness of its products and services. It also potentially provides added protection from liability for certain types of year 2000 disclosures made after January 1, 1996 and before the date of enactment of the Act.

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

The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will be approximately $105 million. This is lower than the previous estimate of $175 million due to new lower estimates for the cost of contingency planning efforts as some uncertainties and perceived risks have been resolved favorably. In addition, actual costs of internal systems remediation continued to be less than originally expected, as workarounds were found and the Company was able to obtain upgrades from suppliers. Approximately $75 million has been spent to date, of which approximately $33 million was incurred in the first half of 1999. A majority of the costs incurred to date have been included in cost of sales and in the calculation of gross margin. The costs remaining to be spent are expected to be incurred for contingency planning, remediation of internal systems not categorized as critical or priority, continued testing, customer service, supplier monitoring and program office management. Spending is expected to continue, at a declining rate, into the year 2000. Year 2000 costs for manufacturing and non-manufacturing internal systems are expected to be less than 10% of the total information technology budget for 1999.

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

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier, customer or another party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations.

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

The Company's future results of operations and the other forward-looking statements contained in this outlook--in particular the statements regarding revenues, pricing, gross margin, costs and continued productivity improvements, capital spending, depreciation and amortization, research and development expenses, marketing and general and administrative expenses, net interest and other, the tax rate, the year 2000 issue and pending legal proceedings--involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: changes in end user demand due to usage of the Internet; changes in customer order patterns, including changes in customer and channel inventory levels and changes due to year 2000 issues; competitive factors such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; timing of introduction and production ramp of platform components; pricing pressures; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; development and timing of the introduction of compelling software applications; execution of the manufacturing ramp, including the transitions to the Pentium III processor and to the 0.18-micron process technology; effects of excess or shortage of manufacturing capacity; the ability to grow new businesses and successfully integrate and operate any acquired businesses; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); impact on the Company's business due to internal systems or systems of suppliers, infrastructure providers and other third parties adversely affected by year 2000 problems; claims due to year 2000 issues allegedly related to the Company's products or year 2000 remediation efforts; and litigation involving anti-trust, intellectual property, consumer and other issues.

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

The Company is exposed to equity price risk on the marketable portion of equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. The Company typically does not attempt to reduce or eliminate its market exposure on these equity securities. These investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in three sectors: Internet, semiconductor and networking. As of June 26, 1999, five equity positions constituted approximately 59% of the market value of the portfolio, of which approximately $620 million, or 24% of the market value of the portfolio, consisted of an investment in Micron Technology, Inc.

The Company analyzed the historical movements over the past several years of high-technology stock indices that the Company considered appropriate. Based on this analysis, the Company estimated that it was reasonably possible that the prices of the stocks in the Company's portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change, the Company's available-for-sale securities would decrease in value by approximately $800 million, based on the value of the Company's portfolio as of June 26, 1999. The portfolio's concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio's price volatility. This estimate is not necessarily indicative of future performance and actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


                         Intergraph Corporation v. Intel
    U.S. DISTRICT COURT, NORTHERN DISTRICT OF ALABAMA, NORTHEASTERN DIVISION
                               (CV-97-N-3023-NE)

In November 1997, Intergraph Corporation ("Intergraph") filed suit in Federal District Court in Alabama generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief and unspecified damages, and further alleges that Intel's infringement is willful and that any damages awarded should be trebled. The Company received a letter stating that Intergraph believes that the patent damages will be "several billion dollars by the time of trial." In addition, Intergraph claims that the antitrust, unfair competition and tort and contract damages will be "hundreds of millions of dollars by the time of trial." The Company disputes Intergraph's claims and intends to defend the lawsuit vigorously. Intel has also counterclaimed that the Intergraph patents are invalid, and alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In April 1998, the Court ordered Intel to continue to deal with Intergraph on the same terms as it treats allegedly similarly situated customers with respect to confidential information and product supply. Intel's appeal of this order was heard in December 1998. In June 1998, Intel filed a motion for summary judgment on Intergraph's patent claims on the grounds that Intel is licensed to use those patents. In June 1999, the Court granted Intergraph's motion for summary judgement that the patents asserted by Intergraph are not licensed to Intel. Intel filed a motion for reconsideration and an alternative request to certify the decision for appeal. Although litigation is subject to inherent uncertainties and the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intel Corporation's Annual Meeting of Stockholders held on May 19, 1999, the following proposals were adopted by the margins indicated.



                                                                                    NUMBER OF SHARES

                                                                         VOTED FOR                    WITHHELD
                                                                         ---------                    --------
1.  To elect a Board of Directors to hold office until the next
Annual Meeting of Stockholders or until their respective
successors have been elected or appointed.

         C. Barrett                                                    2,848,318,318                 11,749,408
         J. Browne                                                     2,847,598,170                 12,469,556
         W. Chen                                                       2,848,393,826                 11,673,900
         A. Grove                                                      2,848,607,348                 11,460,378
         J. Guzy                                                       2,848,194,060                 11,873,666
         G. Moore                                                      2,847,728,858                 12,338,868
         D. Pottruck                                                   2,848,206,150                 11,861,576
         J. Shaw                                                       2,848,126,626                 11,941,100
         L. Vadasz                                                     2,847,458,426                 12,609,300
         D. Yoffie                                                     2,847,932,320                 12,135,406
         C. Young                                                      2,847,088,940                 12,978,786

                                                                                       NUMBER OF SHARES

                                                                                   VOTED
                                                            VOTED FOR             AGAINST         WITHHELD         NO VOTE
                                                            ---------             -------         --------         -------
2.  To ratify the appointment of the accounting
firm of Ernst & Young LLP as independent
auditors for the Company for the current year.            2,849,438,598          3,180,130       7,448,994           4


ITEM 5.           OTHER INFORMATION

On September 16, 1998 the Board of Directors approved an amendment to the Company's Bylaws to temporarily increase the number of authorized members of the Board of Directors from 11 to 12. The number of authorized members reverted to 11 following the 1999 Annual Meeting of Stockholders held on May 19, 1999. The amended and restated Bylaws are attached hereto as Exhibit 3.1.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Intel Corporation Bylaws as amended.

         12.1     Statement setting forth the computation of ratios of earnings to fixed charges.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K

         1) On April 14, 1999, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter ended March 27, 1999 and forward-looking statements relating to 1999 and the second quarter of 1999, as presented in a press release of April 13, 1999.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INTEL CORPORATION
                                               (REGISTRANT)



Date:  August 2, 1999                          By:  /s/ Andy D. Bryant
                                               --------------------------
                                               Andy D. Bryant
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer