Form 10-Q
period 1999-09-25
INTEL CORP
filed 1999-11-09
CIK 50863

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
 X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934
        For the quarterly period ended September 25, 1999

                                       OR

        Transition report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934
        For the transition period from                to
                                       --------------    ------------

Commission file number  0-6217
                        ------

                                INTEL CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                  94-1672743
              --------                                  ----------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


2200 Mission College Boulevard, Santa Clara, California            95052-8119
-------------------------------------------------------            ----------
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

           Class                             Outstanding at September 25, 1999
Common Stock, $.001 par value                         3,341 million

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share amounts)


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         ------------------              -----------------
                                                                      Sept. 25,      Sept. 26,        Sept. 25,      Sept. 26,
                                                                         1999           1998             1999           1998
                                                                         ----           ----             ----           ----

Net revenues                                                            $7,328       $ 6,731          $21,177         $18,659
Costs and expenses:
  Cost of sales                                                          3,026         3,176            8,660           8,928
  Research and development                                                 840           617            2,234           1,835
  Marketing, general and administrative                                    952           766            2,767           2,148
  Amortization of goodwill and other acquisition-related
    intangibles                                                            121            16              170              40
  Purchased in-process research and development                            333             -              333             165
                                                                        -------      -------          -------         -------

Operating costs and expenses                                             5,272         4,575           14,164          13,116
                                                                        -------      -------          -------         -------

Operating income                                                         2,056         2,156            7,013           5,543
Interest expense                                                            (8)           (8)             (28)            (23)
Interest income and other, net                                             324           178              981             537
                                                                        -------      -------          -------         -------

Income before taxes                                                      2,372         2,326            7,966           6,057

Provision for taxes                                                        914           767            2,760           2,053
                                                                        -------      -------          -------         -------

Net income                                                              $1,458       $ 1,559           $5,206          $4,004
                                                                        -------      -------          -------         -------
                                                                        -------      -------          -------         -------

Basic earnings per common share                                         $ 0.44        $ 0.46           $ 1.57          $ 1.20
                                                                        -------      -------          -------         -------
                                                                        -------      -------          -------         -------

Diluted earnings per common share                                       $ 0.42        $ 0.44           $ 1.50          $ 1.13
                                                                        -------      -------          -------         -------
                                                                        -------      -------          -------         -------

Cash dividends declared per
  common share                                                          $ 0.060      $ 0.035           $0.110          $0.050
                                                                        -------      -------          -------         -------
                                                                        -------      -------          -------         -------

Weighted average common shares outstanding                               3,325         3,355            3,320           3,339
                                                                        -------      -------          -------         -------
                                                                        -------      -------          -------         -------
Weighted average common shares outstanding,
  assuming dilution                                                      3,472         3,505            3,465           3,530
                                                                        -------      -------          -------         -------
                                                                        -------      -------          -------         -------

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions)

                                                                                      Sept. 25,          Dec. 26,
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                             $ 3,512          $ 2,038
  Short-term investments                                                                  8,032            5,272
  Trading assets                                                                            347              316
  Accounts receivable, net                                                                3,494            3,527
  Inventories:
    Raw materials                                                                           204              206
    Work in process                                                                         840              795
    Finished goods                                                                          582              581
                                                                                        -------          -------
                                                                                          1,626            1,582
                                                                                        -------          -------
  Deferred tax assets                                                                       714              618
  Other current assets                                                                      191              122
                                                                                        -------          -------
Total current assets                                                                     17,916           13,475
                                                                                        -------          -------

Property, plant and equipment                                                            22,858           21,068
Less accumulated depreciation                                                            11,264            9,459
                                                                                        -------          -------
Property, plant and equipment, net                                                       11,594           11,609
Long-term investments                                                                     4,959            5,365
Goodwill and other acquisition-related intangibles                                        3,114              111
Other assets                                                                              1,355              911
                                                                                        -------          -------
TOTAL ASSETS                                                                            $38,938          $31,471
                                                                                        -------          -------
                                                                                        -------          -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                       $   164          $   159
  Accounts payable                                                                        1,566            1,244
  Accrued compensation and benefits                                                       1,187            1,285
  Deferred income on shipments to distributors                                              596              606
  Accrued advertising                                                                       543              458
  Other accrued liabilities                                                               1,163            1,094
  Income taxes payable                                                                    1,170              958
                                                                                        -------          -------
Total current liabilities                                                                 6,389            5,804
                                                                                        -------          -------
Long-term debt                                                                              884              702
Deferred tax liabilities                                                                  2,222            1,387
Put warrants                                                                                261              201
Stockholders' equity:
  Preferred Stock                                                                             -                -
  Common Stock and capital in excess
    of par value                                                                          7,215            4,822
  Retained earnings                                                                      19,908           17,952
  Accumulated other comprehensive income                                                  2,059              603
                                                                                        -------          -------
Total stockholders' equity                                                               29,182           23,377
                                                                                        -------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $38,938          $31,471
                                                                                        -------          -------
                                                                                        -------          -------

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

                                                                                           NINE MONTHS ENDED
                                                                                           -----------------
                                                                                       Sept. 25,        Sept. 26,
                                                                                         1999              1998
                                                                                         ----              ----
Cash flows provided by (used for) operating activities:
Net income                                                                             $ 5,206           $ 4,004
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation                                                                           2,338             1,998
  Amortization of goodwill and other acquisition-related intangibles                       170                40
  Gain on sales of investments                                                            (556)              (79)
  Net loss on retirements of property, plant and equipment                                 161               183
  Deferred taxes                                                                          (216)               67
  Purchased in-process research and development                                            333               165
  Changes in assets and liabilities:
    Accounts receivable                                                                    191              (173)
    Inventories                                                                             17               171
    Accounts payable                                                                       288              (219)
    Accrued compensation and benefits                                                     (140)             (234)
    Income taxes payable                                                                   201              (371)
    Tax benefit from employee stock plans                                                  416               258
    Other assets and liabilities                                                          (499)             (349)
                                                                                       --------          --------
      Total adjustments                                                                  2,704             1,457
                                                                                       --------          --------

Net cash provided by operating activities                                                7,910             5,461
                                                                                       --------          --------

Cash flows provided by (used for) investing activities:
  Additions to property, plant and equipment                                            (2,423)           (2,928)
  Acquisitions, net of cash acquired                                                    (1,039)             (946)
  Purchases of available-for-sale investments                                           (6,199)           (6,347)
  Sales of available-for-sale investments                                                  628               109
  Maturities and other changes in available-for-sale
    investments                                                                          6,028             6,774
                                                                                       --------          --------
Net cash used for investing activities                                                  (3,005)           (3,338)
                                                                                       --------          --------

Cash flows provided by (used for) financing activities:
  Increase (decrease) in short-term debt, net                                                3               (71)
  Additions to long-term debt                                                               28                63
  Proceeds from sales of shares through employee stock plans and other                     493               421
  Proceeds from exercise of 1998 Step-Up Warrants                                            -             1,620
  Proceeds from sales of put warrants                                                       20                40
  Repurchase and retirement of Common Stock                                             (3,709)           (5,248)
  Payment of dividends to stockholders                                                    (266)             (150)
                                                                                       --------          --------
Net cash used for financing activities                                                  (3,431)           (3,325)
                                                                                       --------          --------
Net increase (decrease) in cash and cash equivalents                                   $ 1,474           $(1,202)
                                                                                       --------          --------
                                                                                       --------          --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                                            $    31           $    28
   Income taxes                                                                        $ 2,348           $ 2,095

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1. The accompanying interim consolidated condensed financial statements of Intel Corporation ("Intel," the "Company" or the "Registrant") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 26, 1998. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 26, 1998. All share, per share and warrant amounts have been restated to reflect the effect of the two-for-one stock split paid on April 11, 1999. Certain amounts for prior periods have been reclassified to conform to the current presentation.

2. As of the second quarter of 1998, the Company adopted a new dividend declaration schedule which results in the Board of Directors considering two dividend declarations in the first and third quarters of the year and no declarations in each of the second and fourth quarters of the year. The new declaration schedule does not change the Company's historical quarterly dividend payment schedule. In keeping with this new schedule, the Board of Directors made two dividend declarations in the first and third quarters of 1999. During 1998, the Board of Directors made one dividend declaration in the first quarter and two in the third quarter.

3. A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common share is as follows (in millions):

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              ------------------                 -----------------
                                                           Sept. 25,        Sept. 26,        Sept. 25,         Sept. 26,
                                                             1999             1998             1999              1998
                                                             ----             ----             ----              ----
     Weighted average common shares
        outstanding                                          3,325            3,355            3,320            3,339
     Dilutive effect of:
        Employee stock options                                 145              150              144              161
        Convertible notes                                        2                -                1                -
        1998 Step-Up Warrants                                    -                -                -               30
                                                           -------           ------           ------           -------
     Weighted average common shares
        outstanding, assuming dilution                       3,472            3,505            3,465            3,530
                                                           -------           ------           ------           -------
                                                           -------           ------           ------           -------

     Weighted average common shares outstanding, assuming dilution, includes the incremental shares issuable upon the assumed exercise of stock options, the assumed conversion of the convertible notes and the incremental shares for the Step-Up Warrants. Put warrants outstanding had no dilutive effect on diluted earnings per common share for the periods presented (see Note 7). Net income for the purpose of computing diluted earnings per common share is not materially affected by the assumed conversion of the convertible notes (see Note 11).

4.   Interest income and other, net included (in millions):

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          ------------------                   -----------------
                                                        Sept. 25,         Sept. 26,       Sept. 25,         Sept. 26,
                                                          1999              1998            1999              1998
                                                          ----              ----            ----              ----
         Interest income                                  $ 152             $ 141           $ 456             $ 444
         Foreign currency gains                               2                 5               4                 8
         Other income, net                                  170                32             521                85
                                                        -------            ------          ------           -------
         Total                                            $ 324             $ 178           $ 981             $ 537
                                                        -------            ------          ------           -------
                                                        -------            ------          ------           -------

Other income for all periods presented consisted primarily of gains on sales of equity investments.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

5. The components of comprehensive income, net of tax, were as follows (in millions):

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            ------------------                   -----------------
                                                         Sept. 25,        Sept. 26,        Sept. 25,         Sept. 26,
                                                           1999             1998             1999               1998
                                                           ----             ----             ----               -----
      Net income                                          $1,458          $1,559           $5,206            $ 4,004
      Change in net unrealized gain on
        available-for-sale investments                       929             (34)           1,456                124
                                                         -------          ------           ------            -------
      Total                                               $2,387          $1,525           $6,662            $ 4,128
                                                         -------          ------           ------            -------
                                                         -------          ------           ------            -------


     Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consisted of the accumulated net unrealized gain on available-for-sale investments.

6. During the first nine months of 1999, the Company repurchased 58.8 million shares of Common Stock under the Company's authorized repurchase program at a cost of $3.7 billion. As of September 25, 1999 approximately 108.6 million shares remained available for repurchase under the program.

7. In a series of private placements during the 1991-1999 period, the Company sold put warrants that entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified price. Activity during the first nine months of 1999 is summarized as follows:


                                                                              PUT WARRANTS OUTSTANDING
                                                                              ------------------------
                                             CUMULATIVE NET              NUMBER                 POTENTIAL
         (IN MILLIONS)                      PREMIUM RECEIVED           OF WARRANTS              OBLIGATION
         -------------                      ----------------           -----------              ----------
         December 26, 1998                        $663                      5.0                    $201
         Expirations                                --                     (5.0)                   (201)
         Sales                                      20                      4.0                     261
                                                  ----                     ----                    -----
         September 25, 1999                       $683                      4.0                    $261
                                                  ----                     ----                    -----
                                                  ----                     ----                    -----

     A total of 4 million put warrants were sold to an investment bank during July 1999. The put warrants expire on various dates between October 1999 and January 2000 and have exercise prices ranging from $65 to $66 per share. The amount related to the Company's potential buyback obligation has been reclassified from stockholders' equity and recorded as put warrants. Subsequent to the end of the third quarter, 2 million put warrants expired unexercised.

8. Intel is organized into five product-line operating segments, the Intel Architecture Business Group, the Computing Enhancement Group, the Network Communications Group, the Communications Products Group, and the New Business Group. The Communications Products Group was formed during the third quarter of 1999.

     During the second quarter of 1999, Intel changed the structure of its internal organization, moving the chipset operation and the graphics chips operation to the Intel Architecture Business Group from the Computing Enhancement Group. This change was made to better align the product planning and marketing strategies of the Company's component operations. Although Intel had previously shown two reportable segments, as a result of this reorganization, the Intel Architecture Business Group is the only remaining reportable segment. Information for prior periods has been restated. The Intel Architecture Business Group now includes microprocessors, motherboards and other related board-level products, chipsets, and graphics chips.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

     The "all other" category includes revenues and earnings or losses for all operating segments other than the Intel Architecture Business Group. In addition, "all other" includes certain corporate-level operating expenses (primarily the amount by which profit-dependent bonus expenses differ from a targeted level recorded by the operating segments) and the impact of reserves for deferred income on shipments to distributors not allocated to operating segments. The income recognized by the operating segments on shipments to distributors is deferred and reserved at the corporate level until the products are sold by the distributors.

     Segment information is summarized as follows (in millions):

                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        ------------------                     -----------------
                                                    Sept. 25,          Sept. 26,          Sept. 25,          Sept. 26,
                                                       1999               1998              1999                1998
                                                       ----               ----              ----                ----
      INTEL ARCHITECTURE BUSINESS GROUP:
        Revenues                                    $  6,331           $  6,233           $ 18,319           $ 16,888
        Operating profit                            $  2,789           $  2,586           $  8,038           $  6,095

      ALL OTHER:
        Revenues                                    $    997           $    498           $  2,858           $  1,771
        Operating loss                              $   (733)          $   (430)          $ (1,025)          $   (552)

      TOTAL:
        Revenues                                    $  7,328           $  6,731           $ 21,177           $ 18,659
        Operating profit                            $  2,056           $  2,156           $  7,013           $  5,543


9. During 1999, the Company completed a number of acquisitions that have been accounted for using the purchase method of accounting.

     In February 1999, the Company acquired Shiva Corporation ("Shiva") in a cash transaction. Shiva's products include remote access and virtual private networking solutions for the small to medium enterprise market segment and the remote access needs of campuses and branch offices.

     In July 1999, the Company acquired Dialogic Corporation ("Dialogic") in a cash transaction. The acquisition is aimed at expanding the Company's standard high-volume server business in the networking and telecommunications market segments. Dialogic designs, manufactures and markets computer hardware and software enabling technology for computer telephony systems.

     In July 1999, the Company acquired privately held Softcom Microsystems, Inc. ("Softcom") in a cash transaction. Softcom develops and markets semiconductor products for original equipment manufacturers in the networking and communications market segments. Softcom's high-performance components are designed for networking gear (access devices, routers, and switches) used to direct voice and data across the Internet as well as traditional enterprise networks.

     In August 1999, the Company acquired Level One Communications, Inc. ("Level One"), in a stock-for-stock transaction. Approximately 34 million shares of Intel Common Stock were issued in connection with the purchase. In addition, Intel assumed Level One's convertible debt with a fair value of approximately $212 million. Level One provides silicon connectivity solutions for high-speed telecom and networking applications.

     In September 1999, the Company acquired privately held NetBoost Corporation ("NetBoost") in a cash transaction. NetBoost develops and markets hardware and software solutions for communications equipment suppliers and independent software vendors in the networking and communications market segments.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

     For the first nine months of 1999, $333 million was allocated to purchased in-process research and development and expensed upon acquisition of the above companies, because the technological feasibility of products under development had not been established and no future alternative uses existed.

     These purchase transactions are further described below (in millions):

                                                 PURCHASED            GOODWILL
       ENTITY                               IN-PROCESS RESEARCH    AND IDENTIFIED
        NAME               CONSIDERATION       AND DEVELOPMENT       INTANGIBLES       FORM OF CONSIDERATION
        ----               -------------       ---------------       -----------       ---------------------
     Shiva                  $      132          $        -          $       99         Cash and options assumed
     Dialogic               $      732          $       83          $      614         Cash and options assumed
     Softcom                $      149          $        9          $      139         Cash and options assumed
     Level One              $    2,137                 231          $    2,007         Common Stock and options
                                                                                          assumed
     NetBoost               $      215          $       10          $      205         Cash and options assumed

     Consideration includes the cash paid and the value of stock issued and options assumed, less any cash acquired.

     In addition to the transactions described above, Intel also purchased other businesses in smaller transactions. The charge for purchased in-process research and development related to these other acquisitions was not significant and was included in research and development expenses during the period. The total amount allocated to goodwill and identified intangibles for these transactions was $109 million which represents a substantial majority of the consideration for these transactions.

     The consolidated condensed financial statements include the operating results of acquired businesses from the dates of acquisition. The operating results of Level One, Softcom and NetBoost since their acquisition have been included in the operating results of the Network Communications Group operating segment, and the operating results of Dialogic and Shiva have been included in the operating results of the Communications Products Group operating segment. Both of these groups have been included in the "all other" category for segment reporting purposes.

     The pro forma information below assumes that companies acquired in 1999 and 1998 had been acquired at the beginning of 1998 and includes the effect of amortization of goodwill and other identified intangibles from that date. However, the impact of charges for purchased in-process research and development has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisitions taken place at the beginning of 1998.

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          ------------------                     -----------------
                                                      Sept. 25,          Sept. 26,        Sept. 25,          Sept. 26,
      (in millions, except per share)                    1999               1998            1999                1998
                                                         ----               ----            ----                ----

      Net revenues                                       $ 7,356           $ 6,906          $21,545           $19,167
      Net income                                         $ 1,717           $ 1,420           $5,204            $3,759
      Basic earnings per common share                      $0.51             $0.42            $1.55             $1.11
      Diluted earnings per common share                    $0.49             $0.40            $1.49             $1.05

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

10. Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis over the periods indicated below. Reviews are regularly performed to determine whether facts or circumstances exist which indicate that the carrying value of the asset is impaired. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. No impairment has been indicated to date.

     Goodwill and other acquisition-related intangibles consisted of the following (in millions):

                                                                             SEPT. 25,             DEC. 26,
                                                  LIFE IN YEARS                1999                  1998
                                                  -------------                ----                  ----
     Goodwill                                          2-6                   $ 2,477               $  52
     Developed technology                              3-6                       486                  33
     Other intangibles                                 2-6                       151                  26
                                                                             -------               -----
                                                                             $ 3,114               $ 111
                                                                             -------               -----
                                                                             -------               -----

     Other intangibles include items such as trademarks, workforce-in-place and customer lists. The balances presented above are net of total accumulated amortization of $230 million and $60 million at September 25, 1999 and December 26, 1998, respectively.

     Amortization of goodwill and other acquisition-related intangibles of $170 million for the first nine months of 1999 consisted of $113 million of amortization of goodwill and $57 million of amortization of other acquisition-related intangibles, a majority of which was related to developed technology.

11. The Company assumed 4% convertible subordinated notes with a principal amount of $115 million as a result of the Level One acquisition. The value assigned to the notes was approximately $212 million. Amortization of the premium substantially offsets the interest expense on the notes. The notes will mature on September 1, 2004 and are convertible into Common Stock of the Company at a conversion price of $31.01 per share. After September 2000, the notes are redeemable at the option of the Company.

12. Subsequent to the end of the third quarter, the Company acquired privately held IPivot, Inc. ("IPivot") in a cash transaction. The total purchase price was approximately $500 million. IPivot designs and manufactures Internet commerce equipment.

     Also subsequent to the end of the third quarter, the Company announced that it had entered into a definitive agreement to acquire DSP Communications, Inc. ("DSPC") in a cash tender offer valued at approximately $1.6 billion. DSPC is a leading supplier of solutions for digital cellular communications products, including chipsets, reference design, software and other key technologies for lightweight wireless handsets. Completion of this transaction is subject to compliance with regulatory requirements, acceptance of the offer by holders of a majority of the outstanding shares of DSPC, and other customary conditions. Unless extended, the tender offer expires on November 17, 1999.

     Both of these acquisitions will be accounted for using the purchase method of accounting.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

13. In November 1997, Intergraph Corporation ("Intergraph") filed suit in Federal District Court in Alabama generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief, damages, and prejudgment interest and further alleges that Intel's infringement is willful and that any damages awarded should be trebled. Intergraph's expert witness has claimed that Intergraph is entitled to damages of approximately $2.2 billion for Intel's alleged patent infringement, $500 million for the alleged antitrust violations and an undetermined amount for the alleged state law violations. The Company disputes Intergraph's claims and intends to defend the lawsuit vigorously. Intel has also counterclaimed that the Intergraph patents are invalid, and alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In October 1999, the Court reconsidered an earlier adverse ruling and granted Intel's motion for summary judgement that the patents asserted by Intergraph are licensed to Intel, and dismissed all of Intergraph's patent infringement claims with prejudice. Intergraph has appealed this ruling. In November 1999 the Federal Circuit reversed the District Court's April 1998 order requiring Intel to continue to deal with Intergraph on the same terms as it treats allegedly similarly situated customers with respect to confidential information and product supply.

     In June 1998, TechSearch L.L.P. ("TechSearch") filed suit against Intel in the United States District Court for the Northern District of Illinois alleging that Intel's microprocessors based on the P6 microarchitecture infringe a patent related to emulation technology. The suit seeks damages and an injunction. This case has since been transferred to the United States District Court for the Northern District of California. In October 1999, TechSearch's expert witness claimed that TechSearch is entitled to damages ranging from $2 billion to $8 billion. The Company disputes TechSearch's claims and intends to defend the lawsuit vigorously.

     Although litigation is subject to inherent uncertainties and the ultimate outcome of these proceedings cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER OF 1999 COMPARED TO THIRD QUARTER OF 1998

Intel's net revenues for Q3 1999 increased by 9% compared to Q3 1998. Excluding post-acquisition revenues of companies acquired in Q3 1999, net revenues increased by 7% compared to Q3 1998. Net revenues for the Intel Architecture Business Group operating segment increased 2% in Q3 1999 compared to Q3 1998. The increase in net revenues for the Intel Architecture Business Group was primarily due to higher unit volumes of microprocessors, partially offset by lower prices. Within the "all other" category for operating segment reporting, revenues from sales of flash memory and embedded products grew significantly between these periods. Revenues from networking and communications products also grew, primarily due to the impact of acquisitions.

For Q3 1999, sales of microprocessors and related board-level products based on the P6 microarchitecture, which are included in the Intel Architecture Business Group's operations, comprised a substantial majority of Intel's consolidated net revenues and gross margin. For Q3 1998, these products represented a majority of the Company's net revenues and a substantial majority of its gross margin.

The Company has reclassified the amortization of goodwill and other acquisition-related intangibles out of cost of sales and into a separate line item for all periods presented. Cost of sales decreased by 5% in Q3 1999 compared to Q3 1998 primarily due to lower unit costs for microprocessors in Q3 1999 partially offset by higher unit sales volumes of microprocessors. The lower unit costs in Q3 1999 were achieved primarily through redesigned microprocessor products with lower-cost packaging, including packaging using fewer purchased components, as well as factory efficiencies and lower purchase prices on the purchased components. The Company's gross margin percentage increased to 59% in Q3 1999, up from 53% in Q3 1998. The improvement in gross margin was primarily a result of lower unit costs of microprocessors in the Intel Architecture Business Group operating segment partially offset by the impact of lower prices for microprocessors. In addition, improved demand and higher prices for flash memory in Q3 1999 also contributed to the improvement in gross margin. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $333 million for purchased in-process research and development ("IPRD") related to the current quarter's acquisitions, research and development spending increased $223 million, or 36%, in Q3 1999 compared to Q3 1998, primarily due to increased spending on product development programs including product development of companies recently acquired. Marketing, general and administrative expenses increased $186 million, or 24%, in Q3 1999 compared to Q3 1998, primarily due to increases for the Intel Inside-Registered Trademark- cooperative advertising program, merchandising spending relating to new product launches and profit-dependent bonus expenses. Excluding the charges for IPRD and the amortization of goodwill and other acquisition-related intangibles, operating expenses were 24.5% of net revenues in Q3 1999 and 20.5% of net revenues in Q3 1998.

The fair value of the IPRD for each of the acquisitions was determined using the income approach, which discounts expected future cash flows from each of the projects or product families ("projects") under development to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows for each project were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends.

The projects were then classified as developed technology, IPRD completed, IPRD to-be-completed, or future development. The estimated future cash flows for each were discounted to approximate fair value. Discount rates were derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The IPRD charge includes only the fair value of IPRD completed. The fair value assigned to developed technology is included in identifiable intangible assets, and the fair values assigned to IPRD to-be-completed and future

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THIRD QUARTER OF 1999 COMPARED TO THIRD QUARTER OF 1998 (CONTINUED)

development are included in goodwill. Intel believes the amounts determined for IPRD, as well as developed technology, are representative of fair value and do not exceed the amounts an independent party would pay for these projects. Failure to deliver new projects to the market timely, or to achieve expected market acceptance or revenue and expense forecasts could have a significant impact on the financial results and operations of the acquired businesses.

The total charge for IPRD for the Dialogic Corporation ("Dialogic") acquisition, completed in July 1999, was approximately $83 million. Dialogic designs, manufactures and markets computer hardware and software enabling technology for computer telephony systems. Twelve IPRD projects were identified and valued, with two projects under the Springware and CT Server product groups accounting for 65% of the value assigned to IPRD. Springware is a line of voice and intelligent network interface boards based on common source code embedded software architecture that provides signal processing features that can be reconfigured by developers for special applications. These boards connect directly to telephone lines, automatically answer inbound calls, detect touchtones, playback voice messages, digitize, compress and record voice, make outbound calls and report the results of outbound calls. The next-generation Springware project was estimated to be approximately 60% complete, with estimated costs to complete of $3 million. The CT Server project is designed to converge voice, media, and packet communications within enterprise or public network systems by providing a single platform for telecommunications switching, media processing, and other communication services. This is an open standards based communications server that will give businesses the ability to select various communications applications and technologies that run as interoperable applications on a single server. The CT Server project was estimated to be approximately 55% complete, with estimated costs to complete of $11.5 million. Both projects had an estimated completion date of the first quarter of 2000. Dialogic's other IPRD projects, which individually were not significant, ranged from 10% to 90% complete and averaged approximately 60% complete. Total estimated costs to complete all other projects were $17.5 million, and expected completion dates ranged from the third quarter of 1999 through the first quarter of 2000. The average discount rates used were 22% for IPRD projects, and 14% for developed technology. Dialogic's weighted average cost of capital was 17%.

The total charge for IPRD for the Level One Communications, Inc. ("Level One") acquisition, completed in August 1999, was approximately $231 million. Level One provides silicon connectivity, switching and access solutions for high-speed telecom and networking applications. Eight IPRD projects were identified and valued, with each project representing from 5% to 18% of the total IPRD value for this acquisition. Current Level One products provide silicon connectivity, local area network ("LAN") switching and wide area network ("WAN") access solutions for high-speed telecommunications and networking applications. Networking products include transceivers, hardware that both transmits and receives signals, which incorporate analog and digital functions into single-chip LAN networking connectivity solutions. Level One's telecommunications products provide high-speed digital signal transmission using industry-wide specifications, with integrated single-chip transceivers targeted at the WAN equipment segment, and a two-chip chipset for high-speed digital subscriber line ("HDSL") products. In-process projects include transceivers, routers and switch chipsets using current and emerging technologies for the network and telecommunications markets. These projects ranged from 39% to 86% complete, with total remaining costs to complete of $19.1 million. Expected project completion dates ranged from the third quarter of 1999 through the third quarter of 2000. The discount rates used were 30% for the Level One IPRD projects, and 20% for developed technology. Level One's weighted average cost of capital was 23%.

Amortization of goodwill and other acquisition-related intangibles increased to $121 million in Q3 1999 compared to $16 million in Q3 1998, primarily due to the impact of the acquisitions made in Q3 1999 including Level One and Dialogic.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THIRD QUARTER OF 1999 COMPARED TO THIRD QUARTER OF 1998 (CONTINUED)

Interest and other income increased to $324 million in Q3 1999 compared to $178 million in Q3 1998, primarily due to higher gains on sales of equity investments.

The Company's effective income tax rate was 38.5% in Q3 1999 and 33% in Q3 1998. Excluding the impact of the non-deductible charges for IPRD and the amortization of goodwill, the Company's effective income tax rate was approximately 33% for Q3 1999 and Q3 1998.


RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 1999 COMPARED TO FIRST NINE MONTHS OF 1998

Intel's net revenues for the first nine months of 1999 increased by 13% compared to the first nine months of 1998. Net revenues for the Intel Architecture Business Group operating segment increased 8% in the first nine months of 1999 compared to the first nine months of 1998. The increase in net revenues for the Intel Architecture Business Group was primarily due to higher unit volumes of microprocessors partially offset by lower prices for microprocessors. Within the "all other" category for operating segment reporting, revenues from sales of flash memory, embedded products, and networking and communications products grew significantly between these periods.

For the first nine months of 1999, sales of microprocessors and related board-level products based on the P6 microarchitecture, which are included in the Intel Architecture Business Group's operations, comprised a substantial majority of Intel's consolidated net revenues and gross margin. For the first nine months of 1998, these products represented a majority of the Company's net revenues and a substantial majority of its gross margin. Sales of Pentium-Registered Trademark- microprocessor family products were not significant in the first nine months of 1999, but represented a significant although declining portion of Intel's net revenues and gross margins in the first nine months of 1998.

Cost of sales decreased by 3% in the first nine months of 1999 compared to the first nine months of 1998. In the Intel Architecture Business Group operating segment, lower unit costs for microprocessors in the first nine months of 1999 and the absence in 1999 of the unusually high inventory write-downs recognized in the first nine months of 1998, were partially offset by higher unit sales volumes in the first nine months of 1999. The gross margin percentage increased to 59% in the first nine months of 1999 from 52% in the first nine months of 1998 primarily due to lower unit costs in the Intel Architecture Business Group operating segment partially offset by lower prices, and the absence in 1999 of the higher inventory write-downs recognized in the first nine months of 1998. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $333 million for IPRD related to the current quarter's acquisitions and $165 million in the first quarter of 1998, research and development spending increased $399 million, or 22%, in the first nine months of 1999 compared to the first nine months of 1998. This increase was primarily due to increased spending on product development programs. Marketing, general and administrative expenses increased $619 million, or 29%, in the first nine months of 1999 compared to the first nine months of 1998, primarily due to increases for the Intel Inside cooperative advertising program, merchandising spending relating to new product launches and profit-dependent bonus expenses. Excluding the charges for IPRD and the amortization of goodwill and other acquisition-related intangibles, operating expenses were 23.6% of net revenues in the first nine months of 1999 and 21.3% of net revenues in the first nine months of 1998.

Amortization of goodwill and other acquisition-related intangibles increased to $170 million in the first nine months of 1999 compared to $40 million in the first nine months of 1998, primarily due to the impact of acquisitions made in Q3 1999 including Level One and Dialogic.

Interest and other income for the first nine months of 1999 increased by $444 million over the prior year primarily due to higher gains on sales of equity investments in the first nine months of 1999 compared to the first nine months of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 1999 COMPARED TO FIRST NINE MONTHS OF 1998 (CONTINUED)

The Company's effective income tax rate was 34.6% in the first nine months of 1999 and 33.9% in the first nine months of 1998. Excluding the impact of the non-deductible charges for IPRD and the amortization of goodwill, the Company's effective income tax rate was approximately 33% for the first nine months of 1999 and the first nine months of 1998.


FINANCIAL CONDITION

The Company's financial condition remains very strong. At September 25, 1999, total cash, trading assets, and short- and long-term investments totaled $16.9 billion, up from $13 billion at December 26, 1998.

The major source of cash during the first nine months of 1999 was cash provided by operating activities of $7.9 billion. Major uses of cash during the period included $3.7 billion to repurchase 58.8 million shares of common stock and capital spending of $2.4 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity. The Company also paid $1.0 billion in net cash for acquisitions, including the purchases of Dialogic, Shiva Corporation, Softcom Microsystems, Inc., and NetBoost Corporation. In addition, the Company issued approximately 34 million shares of Common Stock for the purchase of Level One. See "Outlook" for a discussion of capital expenditure expectations in 1999.

The Company's five largest customers accounted for approximately 44% of net revenues for the first nine months of 1999. At September 25, 1999, the five largest customers accounted for approximately 35% of net accounts receivable.

Subsequent to the end of the third quarter, the Company acquired IPivot, Inc. in a cash transaction. The total purchase price was approximately $500 million. Also subsequent to the end of the quarter, the Company announced that it had entered into a definitive agreement to acquire DSP Communications, Inc ("DSPC") for $36 a share in a cash tender offer valued at approximately $1.6 billion. Completion of this transaction is subject to compliance with regulatory requirements, acceptance of the offer by holders of a majority of the outstanding shares of DSPC, and other customary conditions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers or acquisitions that had not closed as of the end of the third quarter of 1999.

Intel's goal is to be the preeminent building block supplier to the worldwide Internet economy. The Company's primary focus areas are the client platform, server platform, network infrastructure and solutions and services. Intel's strategy for client and server platforms is to introduce ever higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. In line with this strategy, during the third quarter of 1999, the Company introduced faster microprocessors for each major market segment: the Pentium-Registered
Trademark- III processor for home and business applications, the Intel-Registered Trademark- Celeron-TM- processor for the value segment, and the Pentium-Registered Trademark- III Xeon-TM- processor for the workstation and server market segments. In addition, in October 1999, the Company introduced new Pentium III and Pentium III Xeon processors at processor speeds of up to 733 MHz manufactured on the 0.18-micron process technology.

Intel plans to continue to work with the computing industry to expand Internet capabilities and product offerings and develop compelling software applications that can take advantage of higher performance microprocessors and chipsets, thus driving demand toward Intel's newer products in each computing market segment. The Company may continue to take various steps, including reducing microprocessor prices at such times as it deems appropriate, in order to increase acceptance of its latest technology and to remain competitive within each relevant market segment.

In the network infrastructure area, Intel's strategy is to deliver the silicon building blocks for networks, communications systems and complete networking solutions for the home and small and medium-sized businesses. In the third quarter, Intel unveiled its Internet Exchange Architecture (IXA). In addition, Intel has made acquisitions and expects to make additional acquisitions to grow new networking and communications areas.

Intel also intends to build new service businesses around the Internet. In the third quarter, Intel launched Intel Online Services, which provides Web hosting for customers. Intel intends to deliver a worldwide consistent platform for developing and delivering e-business solutions.

Intel's expectations regarding growth in the networking and communications areas and in new service businesses are subject to the Company's ability to acquire businesses and integrate and operate them successfully, and to grow new businesses internally.

The Company expects revenue for the fourth quarter of 1999 to be up from third quarter revenue of $7.3 billion. Revenue is partly a function of the mix of microprocessor types and speeds, motherboards and purchased components, and other semiconductor products sold, all of which are difficult to forecast. Because of the large price difference between types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's net revenues. Revenue is also subject to the impact of economic conditions in various geographic regions.

The Company expects the gross margin percentage in the fourth quarter to be up a couple of points from 59% in the third quarter. Intel's gross margin percentage in any period varies depending on the mix of types and speeds of processors sold as well as the mix of microprocessors and related motherboards and purchased components. The Company has been implementing new packaging formats that have reduced costs on certain microprocessor products and they are expected to continue to have a positive impact on costs as the transition continues. Various other factors (including unit volumes, yield issues associated with production at factories, ramp of new technologies, the reusability of factory equipment, excess or obsolete inventory, variations in inventory valuation and mix of shipments of other semiconductors) will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

The Company has expanded semiconductor manufacturing and assembly and test capacity over the last few years, and continues to plan capacity based on the assumed continued success of its strategy and the acceptance of its products in specific market segments. The Company currently expects that capital spending will be approximately $3.3 billion in 1999, up slightly from previous guidance of $3 billion, due primarily to capital spending of the companies Intel acquired during the third quarter and the earlier than expected capital spending of Intel Online Services. This spending plan is dependent upon expectations regarding production efficiencies and delivery times of various machinery and equipment. Depreciation for the fourth quarter of 1999 is expected to be approximately $830 million. Amortization of goodwill and other acquisition-related intangibles is expected to be approximately $185 million in the fourth quarter.

Spending on research and development, excluding IPRD, and marketing, general and administrative expenses in the fourth quarter is expected to be approximately nine to twelve percent higher than third quarter expenses of $1.8 billion. Expense projections for the fourth quarter incorporate expected higher seasonal spending on advertising and marketing and a full quarter of expenses from companies acquired during the third quarter. Expenses are dependent in part on the level of revenue.

Research and development spending, excluding IPRD, for all of 1999 is expected to be approximately $3.1 billion, up slightly from previous guidance of $3 billion primarily due to research and development spending of companies Intel acquired during the third quarter.

The Company expects interest and other income to be approximately $280 million in the fourth quarter depending on cash balances, interest rates, the Company's ability to realize expected gains on investments and assuming no unanticipated items.

The Company currently expects the tax rate for the fourth quarter of 1999 to be approximately 33%, excluding the impact of any IPRD and the amortization of goodwill from both prior and potential future mergers or acquisitions. This estimate is based on current tax law and the current estimate of earnings, and is subject to change.

Like many other companies, Intel is subject to risks from the year 2000 computer programming issue. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. The fact that the year 2000 is a leap year could also lead to incorrect calculations or failures.

Intel established a comprehensive program with dedicated program management and executive-level sponsorship to deal with year 2000 issues. The Company addressed its most essential internal systems first and categorized as "critical" or "priority" those systems whose failure would cause an extended shutdown of all or part of a factory, could cause personal injury or would have a sustained and significant detrimental financial impact. The Company's semiconductor manufacturing and assembly and test ("manufacturing") equipment and systems are highly automated, incorporating PCs, embedded processors and related software to control scheduling, inventory tracking, statistical analysis and automated manufacturing. A significant portion of the Company's year 2000 efforts on internal systems has been focused on preventing disruption to manufacturing operations. Intel has also been working with customers and suppliers to test systems that interface with the Company's internal systems. These activities have encompassed all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, facilities management, sales, finance and human resources.

By the end of the second quarter of 1999, all of the Company's critical and priority manufacturing and non-manufacturing systems were determined to be year 2000 capable. At the end of the third quarter of 1999, remediation work on internal systems that were not categorized as critical or priority was 100% complete for manufacturing systems and 99% complete for non-manufacturing systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

Intel has acquired a number of companies in the past two years. Year 2000 capability of internal systems for companies acquired early in 1999 or in 1998 has been addressed as part of Intel's year 2000 program. For more recent acquisitions, any internal systems categorized by Intel as critical or priority have been determined to be year 2000 capable; however, remediation work on systems not categorized as critical or priority is at various stages of completion.

Intel expects to make additional acquisitions and will evaluate and address any potential Year 2000 issues related to those acquisitions as part of the acquisition and integration process.

The Company began a comprehensive program of integrated testing of internal systems in the third quarter of 1998. Integrated systems testing was substantially complete at the end of the second quarter of 1999; however, testing is continuing through 1999 to ensure continued year 2000 capability as other changes are made to internal systems and as Intel integrates acquisitions.

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

Although most sites have some back-up electrical power, the Company does not generally maintain its own generating facilities that would be sufficient for full operations. To the extent possible, the Company is working with infrastructure suppliers for its manufacturing sites, major subcontractor sites and relevant transportation hubs to seek to better ensure continuity of services. Contingency planning regarding major infrastructure failure may include considering increases in inventory levels above normal reserve stocks or evaluating the need to relocate inventory geographically. The Company currently believes that it will not be necessary, and therefore does not intend to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

maintain a buffer of additional finished goods inventory. In addition, multiple plants engage in similar tasks in the Intel system, and although overall capacity would be reduced, it is not expected that the entire production system would halt due to the unavailability of one or two facilities.

A worst-case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third-party supplies with internal production. Where efforts to work with critical suppliers to ensure year 2000 capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, and in certain situations may include a planned increase in the level of inventory carried. In an industry characterized by rapid technological change, higher levels of inventories would involve increased risk of inventory obsolescence and the potential for write-downs in the value of inventory.

The Company is not in a position to identify or to avoid all possible scenarios; however, the Company has been assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. Preliminary contingency plans for critical business operations were in place by the end of the second quarter of 1999 and further refined in the third quarter. Plans were tested and validated in the third quarter and are being continually refined. Final testing, validation and training will take place in the fourth quarter in preparation for the century transition. Contingency planning at recently acquired companies is in various stages of completion. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios, or a combination of scenarios, were to occur.

The Company also has a program to assess the capability of its products to handle the year 2000 date. To assist customers in evaluating their year 2000 issues, the Company has developed a web-enabled database that indicates the capability of Intel's current branded products, and certain branded products no longer being produced, to handle the year 2000 date. The capabilities of non-Intel branded products of certain subsidiaries are posted on the Web sites of those entities. An Intel product, when used in accordance with its associated documentation, is "Year 2000 Capable" when, upon installation, it accurately stores, displays, processes, provides and/or receives data from, into and between 1999 and 2000, and the twentieth and twenty-first centuries, including leap-year calculations, provided that all other technology used in combination with the Intel product properly exchanges date data with it. The database is located on the Company's year 2000 support Web site and is periodically updated as new products are added to the Company's inventory.

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

As described more fully on the Company's Web sites, Intel offers limited warranties relating to year 2000 capability on certain of its current, and some discontinued, products. Except as specifically provided for in the limited warranties, the Company does not believe it is legally or otherwise responsible for costs incurred by customers related to ensuring their year 2000 capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding year 2000 issues, and it is anticipated that these expenditures will continue through 1999 and thereafter.

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

The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will be approximately $105 million. Approximately $86 million has been spent to date, of which approximately $44 million was incurred in the first nine months of 1999. A majority of the costs incurred to date have been included in cost of sales and in the calculation of gross margin. The costs remaining to be spent are expected to be incurred for contingency planning, continued testing, customer service, supplier monitoring and program office management. Spending is expected to continue, at a declining rate, into the year 2000. Year 2000 costs for manufacturing and non-manufacturing internal systems are expected to be less than 10% of the total information technology budget for 1999.

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

In June 1998, the FTC filed an administrative complaint against Intel before an FTC Administrative Law Judge. In March 1999, the FTC tentatively approved a settlement agreement (the "Consent Order") jointly developed by Intel and the FTC's Bureau of Competition. Under the terms of the Consent Order, if an intellectual property dispute arises and the customer chooses to waive their right to seek an injunction to block the manufacture and sale of Intel's processor products, Intel would continue to share certain advance technical information and product samples with that customer. Among other things, the Consent Order also allows Intel to continue to seek value for its intellectual property; make product and information supply decisions based on business justifications other than the existence of the intellectual property dispute; and include use restrictions on the use of its intellectual property. Following the end of the public comment period and the Commission's final approval, the Consent Order became effective in August 1999, and will be in effect for ten years from that date. Intel continues to cooperate with the staff of the FTC in the ongoing investigation authorized by the commission in September 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

The Company's future results of operations and the other forward-looking statements contained in this outlook--in particular the statements regarding Intel's goals and strategies, expectations regarding future acquisitions, revenues, pricing, gross margin, costs and continued productivity improvements, capital spending, depreciation and amortization, research and development expenses, marketing and general and administrative expenses, net interest and other, the tax rate, the year 2000 issue and pending legal proceedings--involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the impact of the recent earthquakes in Taiwan, primarily on the availability of components to PC manufacturers; changes in customer order patterns, including changes in customer and channel inventory levels and changes due to year 2000 issues; competitive factors such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; timing of introduction and production ramp of platform components; pricing pressures; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the manufacturing ramp, including the transition to the 0.18-micron process technology; effects of excess or shortage of manufacturing capacity; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); impact on the Company's business due to internal systems or systems of suppliers, infrastructure providers and other third parties adversely affected by year 2000 problems; claims due to year 2000 issues allegedly related to the Company's products or year 2000 remediation efforts; and litigation involving antitrust, intellectual property, consumer and other issues.

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

The Company is exposed to equity price risk on the marketable portion of equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. The Company typically does not attempt to reduce or eliminate its market exposure on these equity securities. These investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in three sectors: Internet, semiconductor and networking. As of September 25, 1999, five equity positions constituted approximately 62% of the market value of the portfolio, of which approximately $1.3 billion, or 31% of the market value of the portfolio, consisted of an investment in Micron Technology, Inc.

The Company analyzed the historical movements over the past several years of high-technology stock indices that the Company considered appropriate. Based on this analysis, the Company estimated that it was reasonably possible that the prices of the stocks in the Company's portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change, the Company's available-for-sale securities would decrease in value by approximately $1.2 billion, based on the value of the Company's portfolio as of September 25, 1999. The portfolio's concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio's price volatility. This estimate is not necessarily indicative of future performance and actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                         Intergraph Corporation v. Intel
 U.S. DISTRICT COURT, NORTHERN DISTRICT OF ALABAMA, NORTHEASTERN DIVISION
                               (CV-97-N-3023-NE)

In November 1997, Intergraph Corporation ("Intergraph") filed suit in Federal District Court in Alabama generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief, damages, and prejudgment interest and further alleges that Intel's infringement is willful and that any damages awarded should be trebled. Intergraph's expert witness has claimed that Intergraph is entitled to damages of approximately $2.2 billion for Intel's alleged patent infringement, $500 million for the alleged antitrust violations and an undetermined amount for the alleged state law violations. The Company disputes Intergraph's claims and intends to defend the lawsuit vigorously. Intel has also counterclaimed that the Intergraph patents are invalid, and alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In October 1999, the Court reconsidered an earlier adverse ruling and granted Intel's motion for summary judgement that the patents asserted by Intergraph are licensed to Intel, and dismissed all of Intergraph's patent infringement claims with prejudice. Intergraph has appealed this ruling. In November 1999 the Federal Circuit reversed the District Court's April 1998 order requiring Intel to continue to deal with Intergraph on the same terms as it treats allegedly similarly situated customers with respect to confidential information and products supply. Although litigation is subject to inherent uncertainties and the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.


                           TechSearch L.L.P. v. Intel
    U.S. DISTRICT COURT FOR THE NORTHERN DISTRICT OF CALIFORNIA (C98-0348WHO)

In June 1998, TechSearch L.L.P. ("TechSearch") filed suit against Intel in the United States District Court for the Northern District of Illinois alleging that Intel's microprocessors based on the P6 microarchitecture infringe a patent related to emulation technology. The suit seeks damages and an injunction. This case has since been transferred to the United States District Court for the Northern District of California. In October 1999, TechSearch's expert witness claimed that TechSearch is entitled to damages ranging from $2 billion to $8 billion. The Company disputes TechSearch's claims and intends to defend the lawsuit vigorously. Although litigation is subject to inherent uncertainties and the ultimate outcome of this lawsuit cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Intel's financial position or overall trends in results of operations.


ITEM 2.           CHANGES IN SECURITIES


(c)    Unregistered sales of equity securities.

Reference is made to the information on sales of put warrants appearing in Note 7 under the heading "Intel Corporation, Notes to Consolidated Condensed Financial Statements" in Part I, Item 1 hereof. All such transactions are exempt from registration under Section 4(2) of the Securities Act of 1933. Each transaction was privately negotiated with the same offeree and purchaser, who was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these securities.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

          27   Financial Data Schedule.


(b)       Reports on Form 8-K

          1) On July 8, 1999, Intel filed a report on Form 8-K relating to a press release issued on July 7, 1999 announcing a cash-for-stock merger agreement to acquire Softcom Microsystems, Inc.

          2) On July 14, 1999, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter ended June 26, 1999 and forward-looking statements relating to 1999 and the third quarter of 1999, as presented in a press release of July 13, 1999.

          3) On August 10, 1999, Intel filed a report on Form 8-K relating to a press release issued on August 10, 1999 announcing the closing of the acquisition of all of the outstanding capital stock of Level One Communications, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INTEL CORPORATION
                                                 (REGISTRANT)





Date:  November 8, 1999                          By: /s/ Andy D. Bryant
                                                 ------------------------------
                                                 Andy D. Bryant
                                                 Senior Vice President,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer