Form 10-K
period 1999-12-25
INTEL CORP
filed 2000-03-23
CIK 50863

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 25, 1999,

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to _______________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                 Aggregate market value of voting stock held
         by non-affiliates of the registrant as of February 25, 2000
                               $355.2 billion

3,342 million shares of Common Stock outstanding as of February 25, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Stockholders for fiscal year ended December 25, 1999 - Parts I, II and IV.
(2) Portions of the Registrant's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed subsequent to the date hereof - Part III

================================================================================

                                  PART I **


ITEM 1.     BUSINESS

INDUSTRY

Intel Corporation, the world's largest semiconductor chip maker, supplies the computing and communications industries with chips, boards, systems and software that are integral in computers, servers, and networking and communications products. These products are used by industry members to create advanced computing and communications systems and are offered at various levels of integration. The company was incorporated in California in 1968 and reincorporated in Delaware in 1989.

PRODUCTS

The company's major products include microprocessors, chipsets, flash memory products, networking and communications products, embedded processors and microcontrollers, and digital imaging and other PC-peripheral products. Intel's component-level products consist of integrated circuits used to process information. Integrated circuits are silicon chips, known as semiconductors, etched with interconnected electronic switches. Intel sells to:
 .   original equipment manufacturers (OEMs) of computer systems, telecommunications and data communications equipment, and peripherals;
 .   PC and computing appliance users (including individuals, large and small businesses, and Internet service providers) who buy Intel's PC enhancement products, business communications products and networking products through retail and industrial distributors, and resellers throughout the world;
 .   other manufacturers, including makers of a wide range of industrial and communications equipment;
 .   businesses, schools, and state and local governments that are building or enhancing Internet data centers.

Intel also provides data center services to businesses needing e-Commerce services.

The company is organized into five operating segments according to Intel's various product lines: the Intel Architecture Business Group, the Wireless Communications and Computing Group (formed out of the former Computing Enhancement Group), the Network Communications Group, the Communications Products Group (formed during 1999) and the New Business Group. Each group has a vice president who reports directly to the Chief Executive Officer of Intel. The Intel Architecture Business Group is the only reportable operating segment for financial statement purposes. No other operating segment represents 10% or more of revenues or operating profit of the company. Reference is made to the information regarding revenues and operating profit by reportable segments, and revenues from unaffiliated customers by geographic region, under the headings "Operating segment and geographic information" on pages 27 and 28 of Intel's 1999 Annual Report to Stockholders and "Management's discussion and analysis of financial condition and results of operations" on pages 30 to 36 of the 1999 Annual Report, which information is hereby incorporated by reference. Operating results of segments that are not individually reportable are included in the "all other" category for financial statement segment reporting purposes.


__________
** Page references to the 1999 Annual Report to Stockholders or to the company's 2000 Proxy Statement for its 2000 Annual Meeting of Stockholders under Item 1 in
Part I and Items 5, 6, 7, 7A and 8 in Part II; Items 10, 11, 12 and 13 in Part III; and Item 14 in Part IV relate to the bound, printed versions of such annual report and proxy statement, not to the electronic versions appearing at the Intel(R) Internet site (www.intel.com and www.intc.com). However, all data referred to also appears in the electronic versions.

Intel Architecture Business Group

The Intel Architecture Business Group (IABG) tailors platform solutions around Intel's microprocessors and chipsets for all major computing segments worldwide, using a tiered branding approach. Intel's strategy is to provide both the highest performance and the best value through a broad range of microprocessor and chipset solutions that power the client and server market segments. Client platforms incorporate IABG products in desktop computers, notebooks, entry-level servers and workstations, and Internet appliances. Server platform products are targeted for mid-range to high-end servers and workstations. Servers are powerful systems, often with multiple microprocessors working together, housing large amounts of data, directing traffic, and controlling central functions in local and wide area networks and on the Internet. Workstations offer higher performance than standard desktop PCs, especially with respect to graphics, processing power and the ability to carry out several tasks at the same time.

The IABG products include processors based on the P6 microarchitecture (including the Intel(R) Celeron(TM), Pentium(R) III and Pentium(R) III Xeon(TM) processors) and related board- and system-level products. In addition, the core-logic chipset products within IABG provide features improving ease of use, providing new capabilities and enabling system performance to scale as the processor performance increases.

MICROPROCESSORS. A microprocessor is the central processing unit of a computer system. It processes system data and controls other devices in the system, acting as the brains of the computer. The rate at which a microprocessor's internal logic operates, called its clock speed, is measured in units of hertz or cycles processed per second. One megahertz (MHz) equals one million cycles processed per second, and one gigahertz (GHz) equals one billion cycles processed per second. The memory stored on a chip is measured in bytes, with 1,024 bytes equaling a kilobyte (KB), 1.049 million bytes equaling a megabyte (MB) and 1.074 billion bytes equaling a gigabyte (GB). Cache is a memory subsystem in which frequently used data is duplicated for quick access. A second level of cache (L2), located directly on the microprocessor, can also be used to further increase system performance.

Intel's developments in the area of semiconductor design and manufacturing have made it possible to decrease the size of circuits etched into silicon, permitting a greater number of transistors to be used on each microprocessor die, and a greater number of microprocessors to be placed on each silicon wafer. The result is smaller, faster microprocessors that consume less power and cost less to manufacture. The length of the individual transistors on a chip is measured in microns; one micron equals one millionth of a meter. In 1999, Intel began converting its microprocessor manufacturing to the 0.18-micron process technology.

In 1999, Intel announced several new microprocessor products aimed at the various computing market segments ranging from value PCs (systems costing less than $1,000) to high-performance workstations and servers.

Value PCs. Tailored for the value PC market segment, the Intel Celeron processor meets the core computing needs and affordability requirements common to many new PC users. From January 1999 to August 1999, Intel introduced several new higher speed versions of the Intel Celeron processor running at speeds ranging from 366 MHz to 500 MHz. In January 2000, Intel introduced a 533-MHz version of the Intel Celeron processor. All of these Celeron processors have 128 KB of integrated L2 cache on the processor core.

Performance desktop PCs. In February 1999, Intel introduced the Pentium III processor. Targeted for the performance desktop personal computer and low-end server and workstation market segments, the Pentium III processor is designed specifically to enhance the Internet experience and offers high performance and enhanced multimedia realism for Internet applications. The Pentium III processor includes Internet Streaming SIMD Extensions, 70 new instructions that enhance the performance of advanced imaging, 3D graphics, streaming audio, video and speech recognition applications. The 450- and 500-MHz versions, with 512 KB L2 cache, began shipping in March 1999; the 550-MHz version was introduced in May 1999; and the 600-MHz version was introduced in August 1999.

In October 1999, the company introduced new versions of the Pentium III processor built on the 0.18-micron process technology, all integrating 256 KB of L2 Advanced Transfer Cache; these processors run at speeds of up to 733 MHz. With Advanced Transfer Cache, the path between the processor and L2 cache memory is wider, creating better performance than previous Pentium III processors running at the same clock speed. The Advanced Transfer Cache enables application performance to scale with increasing clock frequencies. In December 1999, Intel introduced Pentium III processors running at 750 and 800 MHz. As of October 1999, new desktop microprocessors introduced include versions available in the flip-chip pin grid array (FC-PGA) package. The flip-chip package uses fewer purchased components and is an improved microprocessor package that is smaller than the previously available Single Edge Contact (SEC) cartridge.

In March 2000, Intel introduced the Pentium III processor running at 1 GHz with integrated L2 Advanced Transfer Cache. This microprocessor has improved performance over previous versions of the Pentium III processor, particularly in running certain applications such as loading complex Web pages.

Mobile PCs. In January 1999, Intel introduced the first mobile Intel Celeron processors, running at 266 and 300 MHz, providing a performance boost for low-cost mobile PCs. From April 1999 to September 1999, the company introduced several new higher speed versions of the mobile Intel Celeron processor running at speeds ranging from 333 to 466 MHz. In February 2000, a 500-MHz version was introduced. All of these processors integrate 128 KB of L2 cache on the processor core.

The Pentium(R) II and Pentium III processors for mobile PCs have been designed to provide mobile users with advanced performance while meeting the power consumption and size constraints of mobile PCs. In January 1999, the company introduced mobile Pentium II processors running at 333 and 366 MHz. These were the first Pentium II processors built on a single processor silicon die with 256 KB of on-die L2 cache. In June 1999, the company introduced the mobile Pentium II processor running at 400 MHz with 256 KB of on-die L2 cache. This was the first processor built on Intel's 0.18-micron process technology. The first mobile Pentium III processors were introduced in October 1999, also built on the company's 0.18-micron process technology and running at 400, 450 and 500 MHz. The mobile Pentium III processor at 400 MHz operates at a low 1.35 volts and is targeted specifically for mini notebook designs, for which power consumption is a significant design concern.

In January 2000, the company introduced the mobile Pentium III processor featuring Intel(R) SpeedStep(TM) technology running at 650 and 600 MHz. These processors have the capability of operating in two different modes, a Maximum Performance Mode and a Battery Optimized Mode. The system by default automatically chooses which mode to run in, depending on whether the computer is running on batteries or is plugged into AC power. This dual-mode capability allows the notebook to run at desktop-class speeds when plugged in, optimizing performance, and optimizing battery life when AC power is not available.

Servers and workstations. In March 1999, Intel announced the Pentium III Xeon processor, targeted to enhance Internet software and application performance for the mid-range to high-end server and workstation market segments. At introduction, the Pentium III Xeon processor was available at speeds of 500 and 550 MHz, available in 512 KB, 1 MB and 2 MB L2 cache versions for 2-, 4- and 8-way servers and workstations. In October, the company introduced three new versions running at 600, 667 and 733 MHz, with 256 KB L2 Advanced Transfer Cache on-die, manufactured using the 0.18-micron process technology and aimed at 2-way servers and workstations. In January 2000, the company introduced an 800-MHz version with the same on-die 256 KB L2 Advanced Transfer Cache.

The company has under development a family of 64-bit microprocessors expected to expand the capabilities of the Intel architecture to address the high-performance server and workstation market segments while still running the software that currently operates on 32-bit Intel processor-based machines. A 64-bit microprocessor is more complex than a 32-bit microprocessor and requires a more complex system architecture, but it can handle twice as much data in each clock cycle. Thus, a 64-bit microprocessor enables most data-intensive applications, such as database and graphics applications, to run faster than they would on a 32-bit microprocessor. In December 1999, Intel began delivering prototype systems based on sample Itanium(TM) processors to system manufacturers, operating system vendors and application providers to help them complete the development and testing of products targeted for the Itanium processor, the first processor based on the IA-64 architecture. The first production Itanium processor-based systems are expected to be available from OEMs in the second half of 2000.

Board-level products. While many of Intel's OEM customers use the company's microprocessors as components in designing their own computer products, some OEMs use Intel-designed board-level products as basic building blocks in their computer products. OEM customers may buy at this level of integration to accelerate their time-to-market and to direct their investments to other areas of their product lines. The company provides board-level products to give OEM customers flexibility by enabling them to choose whether to buy at the component or board level. Board-level products based on Intel's new microprocessors are available for most computing market segments.

Sales and gross margin. During 1999, sales of microprocessors and related board-level products based on the P6 microarchitecture, which are included in the Intel Architecture Business Group's operations, comprised a substantial majority of Intel's consolidated net revenues and gross margin. For 1998, these represented a majority of Intel's consolidated net revenues and a substantial majority of gross margin. Sales of products based on the P6 microarchitecture first became a significant portion of the company's revenues and gross margin in 1997. Sales of Pentium processor family products, including Pentium processors with MMX(TM) technology, were not significant for 1999, but were a rapidly declining but still significant portion of the company's revenues and gross margin for 1998. During 1997, sales of Pentium processor family products were a majority of the company's revenues and gross margin. For the past several years, the company's sales of microprocessors have generally shown a seasonal trend, with higher sales in the second half of the year, primarily due to back-to-school and holiday demand.

CHIPSETS. Chipsets perform essential logic functions surrounding the central processing unit, and support and extend the graphics, audio, video and other capabilities of many Intel processor-based systems. The company's chipsets are compatible with one or more of a variety of industry-accepted buses, such as the Peripheral Components Interconnect (PCI) Local Bus specification and the Accelerated Graphics Port (AGP) specification. A bus is a circuit that carries data between parts of the system, for example, between the processor and main memory. The company offers the 440BX AGPset family of chipsets for the Pentium III processor to be used in desktop and mobile products.

To help enable computer makers to speed their products to market, Intel designs, manufactures and sells chipsets for each computing market segment. Intel makes chipsets with and without integrated graphics capability. Previously, the company offered stand-alone graphics accelerator chips. However, during 1999 the company shifted its focus to integrating graphics capabilities into certain of its chipset products. In April 1999, Intel launched the Intel(R) 810 Chipset with a 66- or 100-MHz system bus, the company's first chipset integrating multimedia capabilities for value PCs based on the Intel Celeron processor. In September 1999, the Intel(R) 810E Chipset with a 133-MHz system bus was introduced which extended the capabilities of the Intel 810 Chipset as well as adding support for Pentium III processors. In addition to the integrated graphics capability, these new 800 series chipsets double the size of the communications channel within the chipset for a significantly enhanced multimedia experience.

In August 1999, Intel began shipping board-level products with Profusion(R) Chipsets attached, aimed at the mid-range to high-end server market segment, allowing OEMs to more easily build 8-way servers based on the Pentium III Xeon processor.

In October 1999, Intel launched the Intel(R) 840 Chipset with a 133-MHz bus, targeted for entry-level 2- and 4-way servers and workstations utilizing Pentium III and Pentium III Xeon processors. This is the first chipset to enable high-performance Direct Rambus Dynamic Random Access Memory (RDRAM) technology. Direct RDRAM delivers a maximum theoretical memory bandwidth of up to 1.6 GB per second. In November 1999, Intel introduced the Intel(R) 820 Chipset with a 100- or 133-MHz bus, for Pentium III processors. This was the first desktop chipset to enable high-performance Direct RDRAM memory technology and enhance graphics performance through AGP 4x graphics support. The Intel 840 and 820 Chipsets do not have integrated graphics.

Wireless Communications and Computing Group

In December 1999, Intel announced the creation of the Wireless Communications and Computing Group (WCCG), focusing on opportunities in the growing digital cellular and wireless communications areas. WCCG's products consist of component-level hardware and software used in digital cellular communications products and other applications using both low-power processing and flash memory. Within the client platform initiatives, WCCG products support handheld devices such as mobile phones, two-way pagers and personal digital assistants.

FLASH MEMORY. Flash memory components are used to store user data and computer program code and retain information when the power is off. Intel(R) StrataFlash(R) memory, the first flash memory product to store multiple bits of data in one memory cell, expands memory capacity for a variety of consumer and networking applications. In August 1999, Intel introduced the 3 Volt Intel(R) StrataFlash memory with triple the read performance compared to the previous version. Using 0.25-micron lithography, the new StrataFlash product enables both code execution and data storage on a single 128-MB chip. In September 1999, the company announced the Intel(R) 1.8 Volt Dual-Plane Flash Memory, a 32-MB capacity chip for code execution and data storage in cellular phones and other handheld wireless devices requiring low-power, 1.8-volt operation. In 1999, the company also introduced an updated version of the Intel(R) Advanced+ Boot Block Flash product using low-power, 1.8-volt operation and having fraud protection capability that protects code and data from corruption.

EMBEDDED PROCESSORS FOR HANDHELD DEVICES. Battery-powered handheld devices have embedded processors that use low power yet provide high performance. Intel's StrongARM(R) processors provide such performance at a low cost. During 1999, Intel and Advanced RISK Machines, Ltd. announced a licensing agreement enabling Intel to develop solutions based on current and future versions of the ARM(R) architecture. Intel's StrongARM product portfolio implementation of the ARM architecture utilizes Intel's microarchitecture and low-power technologies, while remaining compatible with software available for ARM cores, to service the portable, handheld and applied computing market segments. In March 1999, Intel announced the addition of the Intel(R) StrongARM SA-1110 processor and the SA-1111 companion chip to the Intel StrongARM product portfolio, providing increased memory and input/output design flexibility.

StrongARM and ARM are trademarks of Advanced RISC Machines, Ltd.

CELLULAR COMMUNICATIONS PRODUCTS. In November 1999, Intel expanded its wireless communications product offerings with the acquisition of DSP Communications, Inc., a leading supplier of chipsets, reference designs, software and other key technologies for the digital cellular communications market segment. The chipsets developed by DSP Communications support a broad range of frequency modulation standards, including Time Division Multiple Access (TDMA), Code Division Multiple Access (CDMA) and Personal Digital Cellular (PDC), a proprietary cellular system that works only in Japan. Under development are chipsets for use in Wideband CDMA (WCDMA) and other third-generation standards. Third-generation standards are expected to deliver high-speed data transmissions combining voice and Internet capabilities into wireless handheld devices. Other product offerings include large-scale reference designs and form-fit reference designs enabling manufacturers of handheld devices to outsource large portions of the development of their handsets.

Network Communications Group

The Network Communications Group (NCG) provides component-level networking silicon products, high-speed adapters for Internet access, and network interface cards to provide networking and Internet connectivity solutions for enterprises, small businesses and consumers. NCG also offers embedded microprocessors and microcontrollers for networking and communications as well as other applications. These embedded control products were previously offered by Intel's former Computing Enhancement Group.

In 1999, Intel acquired several companies to help expand the company's product offerings in networking and communications. In July 1999, the company acquired Softcom Microsystems, Inc., a maker of semiconductor products for OEMs in the networking and communications market segments. In September 1999, the company acquired NetBoost Corporation, a maker of hardware and software solutions for communications equipment suppliers and independent software vendors in the networking and communications segments.

In August 1999, Intel completed the acquisition of Level One Communications, Inc., which provides silicon connectivity solutions for high-speed telecommunications and networking applications, offering increased bandwidth and functionality through silicon integration. The products are used to produce systems for local area networks (LANs), wide area networks (WANs) and public telephone transmission networks. LANs, WANs and telephone transmission networks enable the use of intranets and the Internet. An intranet is a privately maintained network that provides services within an organization similar to the services provided by the Internet.

In September 1999, the company launched the Intel(R) Internet Exchange(TM) architecture, a flexible platform for silicon-based products to help enable the networking and communications industry to build faster, more intelligent networks. In the second half of 1999, Level One Communications announced a family of silicon components based on this architecture.

Intel also continued to introduce new members of a family of networking interface cards based on the multi-platform, single-chip Fast Ethernet controller, the Intel(R) 82559. Featuring Intel(R) SingleDriver technology, these new adapters are designed to lower network support costs and complexity by providing a common set of software drivers for servers, desktops, network PCs and mobile clients. Ethernet refers to a local network used to transfer information at 10 million bits per second, while Fast Ethernet networks transfer information at 100 million bits per second. In January 2000, Intel announced its new family of Intel(R) PRO/100 S network security-enabled adapters, which help enable higher performance and end-to-end security within the LAN.

In January 2000, the company announced the Intel PRO/DSL 3100 Modem. Its predecessor, the Intel(R) PRO/DSL 2100 Modem was introduced in the fourth quarter of 1999. Both modems are based on two new industry standards that allow access to the Internet at speeds up to 150 times faster than the fastest analog modems.

In November 1999, the company introduced a higher performance version of its Intel(R) AnyPoint(TM) Phoneline Home Network product that allows families to connect multiple PCs within a single home with bandwidth of up to 10 million bits per second over existing phone lines.

EMBEDDED CONTROL PRODUCTS. Intel's embedded control products include a range of components used to control functions in networking and communications applications, such as telecommunications, hubs, routers and wide area networking. Intel's embedded control chips are also used in laser printers, imaging, storage media, point-of-sale systems, industrial automation equipment, automotive systems and other applications. Products include low-power-consumption versions of the Pentium processor with MMX technology and the 32-bit i960(R) reduced instruction set computing (RISC) processor with integrated input/output capabilities. Additional products include microcontrollers of the Intel(R) MCS(R)-51 and MCS(R)-296 microcontroller families.

In February 1999, Intel introduced Celeron processors running at 300 and 366 MHz into the embedded product line. In May 1999, Intel announced the addition of the low-power-consumption Pentium II processors running at 266 and 333 MHz as well as the Celeron processor running at 433 MHz to its embedded product line. In February 2000, low-power-consumption Pentium III processors running at 400 and 500 MHz as well as the Pentium III processor running at 600 MHz were made available for embedded products aimed at new networking and communications, point-of-sale and industrial automation equipment applications.

Communications Products Group

The Communications Products Group (CPG) provides system-level hardware, software and support services for e-Business data centers and building blocks for communications access solutions. These products include hubs, routers and switches for Ethernet and Fast Ethernet networks, e-Commerce infrastructure appliances and computer telephony components. Computer telephony is a term used to encompass a wide variety of technologies and applications that use the information processing capabilities of a computer, often a server, to add intelligence to telephone functions and to combine these functions with data processing.

In February 1999, Intel acquired Shiva Corporation to expand Intel's networking product line with remote access and virtual private networking (VPN) solutions for the small to medium enterprise market segment and the remote needs of campuses and branch offices.

In July 1999, Intel acquired Dialogic Corporation, a maker of computer telephony hardware and software. The acquisition is aimed at expanding Intel's standard-high-volume (SHV) server business in the networking and telecommunications market segment by providing standards-based hardware and software building blocks for integrated voice and data networks. Dialogic's hardware products receive and process signals from telecommunications networks and perform computing functions to convert the signals to data (and vice versa) appropriate for computer systems. These computing functions are based upon algorithms for a variety of features, including voice compression and decompression, voice storage, speech recognition, tone recognition and signaling, and facsimile compression and generation. Dialogic hardware products are provided bundled with software elements, such as drivers, which enable the hardware products to work in the host environment and to be compatible with other elements within the system in which they are installed.

In October 1999, Intel acquired IPivot, Inc., a designer and manufacturer of Internet commerce equipment. Internet commerce equipment is a new product category comprising special-function devices that manage information crossing the Internet to help ensure more reliable, faster, more efficient and secure transactions. In February 2000, the company introduced the family of Intel(R) NetStructure(TM) products, combining these Internet commerce products with other Intel networking systems.

In September 1999, Intel introduced the Intel(R) 6000 Switch, now incorporated in the family of NetStructure products as the Intel NetStructure 6000 Switch, and the Intel(R) Express 9500 and 8200 routers. With the addition of these products, Intel has broadened its networking systems offering to provide medium-size enterprise customers with more flexible and manageable end-to-end networking solutions.

New Business Group

The New Business Group (NBG) focuses on nurturing and growing opportunities in new market segments, and it positions the company to serve these emerging market segments. The group provides e-Commerce data center services as well as products such as connected peripherals and security access software. In 1999, the New Business Group launched Intel(R) Online Services, Inc., providing second-generation Web hosting and e-Commerce services to companies worldwide. The company opened two Internet service centers--an 85,000-square-foot, major production facility in Santa Clara, California, hosting more than 10,000 servers, and a development facility in Folsom, California--and has plans to open centers in Virginia, Japan and England. Second-generation Web hosting includes not only offering customers facilities and servers but also additional services to help them successfully maintain and grow their e-Business activities.

Other new products in 1999 include the family of Intel(R) Play(TM) toys, and the Intel(R) PC Camera Pro Pack, an affordable and easy-to-use camera package that includes video phone and video e-mail as well as the capability, through a built-in video capture plug, to bring live or recorded video into PCs.

MANUFACTURING

A majority of the company's wafer production, including microprocessor fabrication, is conducted at domestic Intel facilities in New Mexico, Oregon, Arizona, California and Massachusetts. Intel also produces microprocessor-related board-level products and systems at facilities in Puerto Rico, Oregon and Washington.

A significant and growing portion of Intel's wafer production, primarily wafer production based on the P6 microarchitecture, is conducted outside the United States at facilities in Ireland and Israel. For the fourth quarter of 1999, wafer production in Ireland was just under 15% of the company's total wafer production. In June 1999, a new fabrication facility was opened in Israel to manufacture wafers using the 0.18-micron process technology, primarily for the production of P6 microarchitecture products. Production began at that facility in the second half of 1999 and will continue to ramp toward full production in 2000. Wafer production in Israel is expected to be more than 10% of total wafer production by the end of 2000. A substantial majority of the company's components assembly and testing, including assembly and testing for processors based on the P6 microarchitecture, is performed at facilities in the Philippines, Malaysia, Ireland and Costa Rica. The company also performs components assembly and testing at a facility in the People's Republic of China.

To augment both domestic and foreign capacity, Intel uses subcontractors to perform assembly of certain products and wafer fabrication for certain components, primarily flash memory, chipsets and networking and communications component products. The company also uses subcontractors for production capacity of board-level products and systems.

In June 1999, Intel introduced its first microprocessor built using the 0.18-micron process technology: the mobile Pentium II processor running at 400 MHz. Intel was the first company in the industry to begin high-volume manufacturing utilizing 0.18-micron process technology. The 0.18-micron process technology features structures that are smaller than 1/500th the thickness of a human hair and smaller than the visible wavelength of light (for the human eye). Intel's new 0.18-micron process technology can feature voltages as low as 1.1 to 1.65 volts (the lowest voltage of the products introduced by Intel as of the end of 1999 was 1.35 volts). In October 1999, the company introduced Pentium III processors built using the 0.18-micron process technology. The company is manufacturing wafers using the 0.18-micron process technology at fabrication facilities in Arizona, California, Oregon and Israel.

Also in June 1999, Intel announced plans to start 300mm wafer production in 2002, and in January 2000, the company announced that it intends to build its first 300mm wafer fabrication facility in Arizona. The largest wafer size currently used by Intel in wafer fabrication is 200mm.

In February 2000, Intel announced that it had signed a letter of intent to purchase a wafer fabrication facility in Colorado to add manufacturing capacity. The company expects to begin manufacturing flash memory at the Colorado facility by late 2000.

In general, if Intel were unable to fabricate wafers or to assemble or test its products abroad, or if air transportation between its foreign facilities and the United States were disrupted, there could be a material adverse effect upon the company's operations. In addition to normal manufacturing risks, foreign operations are subject to certain additional exposures, including political instability, currency controls and fluctuations, and tariff, import and other restrictions and regulations. To date, Intel has not experienced significant difficulties related to these foreign business risks.

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

EMPLOYEES

At December 25, 1999, the company employed approximately 70,200 people worldwide.

SALES

Most of Intel's products are sold or licensed through sales offices located near major concentrations of users throughout the United States, Europe, Asia-Pacific, Japan and other parts of the world.

The company also uses industrial and retail distributors and representatives to distribute its products both within and outside the United States. Typically, distributors handle a wide variety of products, including those competitive with Intel products, and fill orders for many customers. Most of Intel's sales to distributors are made under agreements allowing for price protection on unsold merchandise and right of return on stipulated quantities of unsold merchandise. Sales representatives generally do not offer directly competitive products but may carry complementary items manufactured by others. Representatives do not maintain a product inventory; instead, their customers place orders directly with Intel or through distributors. Intel sold products to more than 1,000 customers worldwide in 1999. Sales to each of Compaq Computer Corporation and Dell Computer Corporation in 1999 represented 13% of total revenues. A substantial majority of the sales to these two customers consisted of Intel Architecture Business Group products. No other customer accounted for more than 10% of total revenues. Sales to the company's five largest customers accounted for approximately 44% of total revenues.

Reference is made to the information regarding revenues and operating profit by reportable segments and revenues from unaffiliated customers by geographic region under the heading "Operating segment and geographic information" on pages 27 and 28 of the Registrant's 1999 Annual Report to Stockholders, which information is hereby incorporated by reference.

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

COMPETITION

The company competes in different market segments to various degrees on the basis of functionality, performance, quality, price and availability. Intel is engaged in a rapidly advancing field of technology in which its ability to compete depends upon its ability to improve its products and processes, to develop new products to meet changing customer requirements and to reduce costs. Prices decline rapidly in the semiconductor industry as unit volumes grow, as further competition develops and as production experience is accumulated. Many companies compete with Intel in the various computing market segments and are engaged in the same basic fields of activity, including research and development. Both foreign and domestic, these competitors range in size from large multinational companies to smaller companies competing in specialized market segments.

The company's financial results are substantially dependent on sales of microprocessors by the Intel Architecture Business Group. A number of competitors are marketing software-compatible products that are intended to compete with Intel's processors based on the P6 microarchitecture. The Celeron processor competes with existing and future products in the highly competitive value PC market segment. The Pentium II processor, and the Pentium III processor introduced in February 1999, compete with existing and future products in the performance desktop and entry-level workstation market segment.

Many of Intel's competitors are licensed to use Intel patents. Furthermore, based on current case law, Intel's competitors can design microprocessors that are compatible with Intel microprocessors and avoid Intel patent rights through the use of foundry services that have licenses with Intel. Competitors' products may add features, increase performance or sell at lower prices. The company also faces significant competition from companies that offer rival microprocessor architectures. The Pentium II Xeon processor, and the Pentium III Xeon processor introduced in March 1999, compete in the mid-range and high-end server and workstation market segments with established products based on rival architectures. The company cannot predict whether its products will continue to compete successfully with such existing rival architectures or whether new architectures will establish or increase market acceptance or provide increased competition to the company's products. Future distortion of price maturity curves could occur as software-compatible products enter the market segment in significant volume or alternative architectures gain market acceptance.

Intel's goal is to be the preeminent building block supplier to the worldwide Internet economy. The company's primary focus areas are client platform, server platform, networking and communications, and solutions and services. Intel's strategy for client and server platforms is to introduce ever higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. In line with this strategy, the company is seeking to develop higher performance microprocessors based on the P6 microarchitecture specifically for each computing segment. The company plans to continue to work with the computing industry to expand Internet capabilities and product offerings, and develop compelling software applications that can take advantage of higher performance microprocessors and chipsets, thus driving demand toward Intel's newer products in each computing market segment. The company may continue to take various steps, including reducing microprocessor prices at such times as it deems appropriate, in order to increase acceptance of its latest technology and to remain competitive within each relevant market segment.

In the network and communications infrastructure area, Intel's strategy is to deliver both system-level communications products and component-level silicon building blocks for networking and communications systems for the home and small- and medium-sized businesses. Intel has made acquisitions and expects to make additional acquisitions to grow new networking and communications areas. The network systems and Internet servers and appliances from the Communications Products Group compete in the small and medium enterprise market segments with established and new, leading-edge, internetworking and server products. The network communications silicon, network interface and network processor products from the Network Communications Group face competition from both established and emerging companies. The competitors in these areas use aggressive product and acquisition plans in efforts to achieve leading-edge market positions. The company cannot predict whether its products will continue to compete successfully with products from existing competitors, or products from new entrants to these market segments.

RESEARCH AND DEVELOPMENT

The company's competitive position has developed to a large extent because of its emphasis on research and development. This emphasis has enabled Intel to deliver many products before they have become available from competitors and has permitted Intel's customers to commit to the use of these new products in the development of their own products. Intel's research and development activities are directed toward developing new products, hardware technologies and processes, as well as improving existing products and lowering costs. During 1999, approximately half of the company's microprocessor research and development budget was spent on initiatives related to the server and workstation market segment. In December 1999, Intel began delivering prototype systems based on the Itanium processor, targeted for mid-range to high-end servers and workstations. The Itanium processor, the first product based on Intel's IA-64 architecture, is expected to go into production on the 0.18-micron process technology in mid-2000, with systems solutions expected from OEMs in the second half of 2000. In addition to microprocessor and chipset research and development, Intel has research and development initiatives in wireless devices, networking and communications products and e-Business services as well as "enabling" software to enhance the functionality and acceptance of products and services. The company has also acquired ongoing research and development activities in these areas with businesses acquired in 1999.

In the United States, design and development of components and other products are performed at Intel's facilities in Arizona, California, Massachusetts, New Jersey, Oregon, Texas, Utah and Washington. Outside the United States, Intel has product development facilities in Denmark, Israel, Malaysia and Poland. Intel also maintains research and development facilities dedicated to improving manufacturing processes in Arizona, California and Oregon. Intel's expenditures for research and development were $3,111 million, $2,509 million and $2,347 million in fiscal years 1999, 1998 and 1997, respectively. These amounts exclude charges for purchased in-process research and development related to acquisitions of $392 million and $165 million for 1999 and 1998, respectively. At December 25, 1999, Intel had approximately 16,800 employees engaged in research and development. The success of Intel's research and development activities is dependent upon competitive circumstances as well as the company's ability to bring new products to market in each computing market segment and in Intel's other businesses in a timely and cost-effective manner.

ACQUISITION AND STRATEGIC INVESTMENTS

During 1999, the company purchased 12 businesses for approximately $6 billion, augmenting its capabilities in a number of strategic areas. The companies acquired included Shiva, Softcom, Dialogic, Level One Communications, NetBoost, IPivot and DSP Communications. These acquisitions are discussed under the "Products" heading in this document in connection with each related business group.

Under its Intel Capital program, the company also makes equity investments to further its strategic objectives and to support its key business initiatives in the areas of client and server platforms, networking and communications, and Internet services. The company wants to stimulate growth in computing, communications and the Internet, and to grow the total information infrastructure, in order to create and expand markets for Intel's products.
This strategic investment program helps advance Intel's overall mission of being a leading provider of key building blocks to the Internet economy. While financial returns are not the company's primary goal, Intel's strategic investment program seeks to invest in companies that can succeed and have an impact on their market segment. At the end of 1999, the company's strategic equity portfolio was valued at approximately $8 billion, including marketable investments at their market value and non-marketable investments at cost.

INTELLECTUAL PROPERTY AND LICENSING

Intellectual property rights that apply to various Intel products include patents, copyrights, trade secrets, trademarks and maskwork rights. Intel has established an active program to protect its investment in technology by enforcing its intellectual property rights. Intel does not intend to broadly license its intellectual property rights unless it can obtain adequate consideration. Reference is made to the heading "Competition" of this Form 10-K.

Intel has filed and obtained a number of patents in the United States and abroad. Intel has entered into patent cross-license agreements with many of its major competitors and other parties. While Intel's various intellectual property rights are important to its success, its business as a whole is not materially dependent upon any particular patent or license. Intel and other companies in the computer, telecommunications and related high-technology fields typically in the aggregate apply for and receive thousands of patents in the United States and other countries on an annual basis. In addition, because of the fast pace of innovation and product development for Intel's products, the products are often obsolete before the expiration of patents related to them. For this reason, Intel believes that the duration of the applicable patents is adequate in relation to the expected lives of its products.

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

Intel has obtained certain trademarks and trade names for its products to distinguish genuine Intel products from those of its competitors and is currently engaged in a cooperative program with OEMs to identify certain personal computers that incorporate genuine Intel microprocessors with the Intel Inside logo. Intel maintains certain details about its processes, products and strategies as trade secrets.

As is the case with many companies in the semiconductor and other high-technology industries, Intel has, from time to time, been notified of claims that it may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, Intel may seek licenses for these intellectual property rights. Intel can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to Intel or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by Intel. Reference is made to the information appearing under the heading "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To Intel's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations. Reference is made to the information appearing under the heading "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

EXECUTIVE OFFICERS

The following sets forth certain information with regard to executive officers of Intel (ages are as of December 25, 1999):

Craig R. Barrett (age 60) has been a director of Intel since 1992, Chief Executive Officer since 1998 and President since 1997. Prior to that, Dr. Barrett was Chief Operating Officer from 1993 to 1998 and Executive Vice President from 1990 to 1997.

Andrew S. Grove (age 63) has been a director of Intel since 1974 and Chairman of the Board since 1997. Dr. Grove was Chief Executive Officer from 1987 to 1998 and President from 1979 to 1997.

Gordon E. Moore (age 70) has been a director of Intel since 1968 and Chairman Emeritus of the Board since 1997. Prior to that, Dr. Moore was Chairman of the Board from 1979 to 1997.

Leslie L. Vadasz (age 63) has been a director of Intel since 1988 and Executive Vice President and President, Intel Capital, since January 2000. Prior to that, Mr. Vadasz was Senior Vice President and Director of Corporate Business Development from 1991 to January 2000.

Paul S. Otellini (age 49) has been Executive Vice President and General Manager, Intel Architecture Business Group, since 1998. Prior to that, Mr. Otellini was Executive Vice President and Director, Sales and Marketing Group, from 1996 to 1998; and Senior Vice President and Director, Sales and Marketing Group, from 1994 to 1996.

Gerhard H. Parker (age 56) has been Executive Vice President and General Manager, New Business Group, since 1998. Prior to that, Dr. Parker was Executive Vice President and General Manager, Technology and Manufacturing Group, from 1996 to 1998 and Senior Vice President and General Manager, Technology and Manufacturing Group, from 1992 to 1996.

Andy D. Bryant (age 49) has been Senior Vice President and Chief Financial and Enterprise Services Officer since December 1999. Prior to that, Mr. Bryant was Senior Vice President and Chief Financial Officer from January 1999 to December 1999 and Vice President and Chief Financial Officer from 1994 to January 1999.

Sean M. Maloney (age 43) has been Senior Vice President and Director, Sales and Marketing Group, since January 1999 and Vice President and Director, Sales and Marketing Group, from 1998 to January 1999. Prior to that, Mr. Maloney was Vice President, Sales, and General Manager, Asia-Pacific Operations, from 1995 to 1998 and Technical Assistant to the Chairman and Chief Executive Officer from 1992 to 1995.

Michael J. Splinter (age 49) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since January 1999 and Vice President and General Manager, Technology and Manufacturing Group, from 1998 to January 1999. Prior to that, Mr. Splinter was Vice President and Assistant General Manager, Technology and Manufacturing Group, from 1996 to 1998; and General Manager, Components Manufacturing, from 1992 to 1996.

Albert Y. C. Yu (age 58) has been Senior Vice President and General Manager, Microprocessor Products Group, since 1993.

F. Thomas Dunlap, Jr. (age 48) has been Vice President, General Counsel and Secretary since 1987.

Arvind Sodhani (age 45) has been Vice President and Treasurer since 1990.

ITEM 2.     PROPERTIES

At December 25, 1999, Intel owned the major facilities described below:

No. of
------
Bldgs.   Location          Total Sq. Ft.                        Use
------   --------          -------------                        ---
  83     United States       17,935,000    Executive and administrative offices, wafer fabrication,
                                           research and development, sales and marketing, computer and service functions, e-Commerce data center services, board and system assembly, and warehousing.

   8     Ireland              1,795,000    Wafer fabrication, components assembly and testing,
                                           warehousing and administrative offices.

  11     Malaysia (A)         1,721,000    Components assembly and testing, research and development, warehousing and administrative offices.

  11     Israel (B)           1,709,000    Wafer fabrication, research and development, warehousing and administrative offices.

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

At December 25, 1999, Intel also leased 51 major facilities in the United States totaling approximately 2,317,000 square feet, and 30 facilities in other countries totaling approximately 823,000 square feet. Leased facilities increased during 1999, primarily due to the addition of properties leased by companies acquired by Intel. These leases expire at varying dates through 2013 and include renewals at the option of Intel. Intel believes that its existing facilities are suitable and adequate for its present purposes, and that the productive capacity in such facilities is substantially being utilized. Intel also has 1.7 million square feet of building space under various stages of construction in the United States to be used for manufacturing and administrative purposes.

Intel does not identify or allocate assets or depreciation by operating segment. Reference is made to information on net property, plant and equipment by country under the heading "Operating segment and geographic information" on pages 27 and 28 of the Registrant's 1999 Annual Report to Stockholders, which information is hereby incorporated by reference.

--------------
(A) Leases on portions of the land used for these facilities expire in 2003 through 2057.
(B)  Lease on a portion of the land used for these facilities expires in 2039.
(C) Leases on portions of the land used for these facilities expire in 2008 through 2046.
(D)  Lease on a portion of the land used for these facilities expires in 2046.

ITEM 3.     LEGAL PROCEEDINGS

A. Litigation

                       Intergraph Corporation v. Intel
             U.S. District Court, Northern District of Alabama,
             --------------------------------------------------
                   Northeastern Division (CV-97-N-3023-NE)
                   ---------------------------------------

     In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama for patent infringement and generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents, and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief, damages and prejudgment interest, and further alleges that Intel's infringement is willful and that any damages awarded should be trebled. Intergraph's expert witness has claimed that Intergraph is entitled to damages of approximately $2.2 billion for Intel's alleged patent infringement, $500 million for the alleged antitrust violations and an undetermined amount for alleged state law violations. Intel has counterclaimed that the Intergraph patents are invalid and further alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In October 1999, the court reconsidered an earlier adverse ruling and granted Intel's motion for summary judgment that the Intergraph patents are licensed to Intel, and dismissed all of Intergraph's patent infringement claims with prejudice. Intergraph has appealed this ruling. In November 1999, the Court of Appeals for the Federal Circuit reversed the District Court's April 1998 order requiring Intel to continue to deal with Intergraph on the same terms as it treats allegedly similarly situated customers with respect to confidential information and products supply. In March 2000, the District Court issued an order granting Intel summary judgment on Intergraph's antitrust claims. The company disputes Intergraph's remaining state law claims, and intends to defend the lawsuit vigorously.


                     TechSearch L.L.P. v. Intel Corporation
                U.S. District Court for the Northern District
                ---------------------------------------------
                         of California (C98-0348WHO)
                         ---------------------------
     In June 1998, TechSearch L.L.P. filed suit against Intel Corporation in the United States District Court for the Northern District of Illinois alleging that Intel's microprocessors based on the P6 microarchitecture infringe a patent related to emulation technology and that TechSearch is entitled to unspecified damages and an injunction. The case was transferred to the United States District Court for the Northern District of California. In October 1999, TechSearch's expert witness claimed that TechSearch is entitled to damages ranging from $2 billion to $8 billion. Intel raised several defenses to the patent claim and disputes this damage estimate. In November 1999, the Court issued its order construing the asserted claims of the patent, and in December 1999 the Court granted Intel's motion for summary judgment of non-infringement. Judgment was entered for Intel in January 2000. TechSearch has filed a notice of appeal.

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

The company is currently party to various legal proceedings, including those noted above. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. The estimate of the potential impact on the company's financial position or overall results of operations for the above legal proceedings could change in the future.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II **


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

  (a) Reference is made to the information regarding market, market price range and dividend information appearing under "Financial information by quarter (unaudited)" on page 37 of the company's 1999 Annual Report to Stockholders, which information is hereby incorporated by reference.

  (b) As of February 25, 2000, there were approximately 254,000 registered holders of record of Intel's common stock.

  (c)       Unregistered sales of equity securities.

            None in the quarter ended December 25, 1999.


ITEM 6.     SELECTED FINANCIAL DATA

Reference is made to the information regarding selected financial data for the fiscal years 1995 through 1999, under the heading "Financial summary" on page 13 of the company's 1999 Annual Report to Stockholders, which information is hereby incorporated by reference.

In addition, the ratios of earnings to fixed charges for each of the five years in the period ended December 25, 1999 are as follows:

                            Fiscal year
          __________________________________________________________
          1995         1996         1997          1998          1999

           68x         108x         206x          167x          166x

Fixed charges consist of interest expense and the estimated interest component of rent expense.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information appearing under the heading "Management's discussion and analysis of financial condition and results of operations" on pages 30 through 36 of the company's 1999 Annual Report to Stockholders, which information is hereby incorporated by reference.

In March 2000, the company completed the acquisition of GIGA A/S in a cash transaction valued at approximately $1.25 billion. GIGA specializes in the design of high-speed communications chips used in optical networking and communications products that direct traffic across the Internet and corporate networks. This acquisition targets the market segment for networking chips enabling the build-out of the fiber-optic infrastructure necessary to support the growth of the Internet.

Also in March 2000, Intel entered into a definitive agreement to acquire privately held Basis Communications Corporation in a transaction valued at approximately $450 million in cash and assumed options. Basis designs and markets semiconductors and other products used in equipment that directs traffic across the Internet and corporate networks. Its products include network processors and related software targeted for a range of "network access" systems and customer premise equipment used in homes and small to medium-size offices. This transaction is subject to regulatory review and customary closing conditions.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing under the subheading "Financial market risks" under the heading "Management's discussion and analysis of financial condition and results of operations" on page 33 of the company's 1999 Annual Report to Stockholders, which information is hereby incorporated by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Intel at December 25, 1999 and December 26, 1998, and for each of the three years in the period ended December 25, 1999 and the Report of Independent Auditors thereon, and the company's unaudited quarterly financial data for the two-year period ended December 25, 1999 are incorporated by reference from the company's 1999 Annual Report to Stockholders, on pages 13 through 29 and page 37.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                 PART III **


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors and Executive Officers appearing under the heading "Election of Directors" on pages 2 through 5 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 24 of the company's Proxy Statement related to the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), which information is hereby incorporated by reference, and to the information under the heading "Executive Officers" in Part I, Item 1 of this Form 10-K.


ITEM 11.     EXECUTIVE COMPENSATION

Reference is made to the information appearing under the headings "Directors' Compensation" on page 8, "Certain Relationships and Related Transactions" on page 16, "Compensation Committee Interlocks and Insider Participation" on page 16, "Employment Contracts and Change of Control Arrangements" on page 16, "Report of the Compensation Committee on Executive Compensation" on page 12, "Stock Price Performance Graph" on page 11, and "Executive Compensation," on pages 17 through 19 of the 2000 Proxy Statement, which information is hereby incorporated by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to information appearing in the 2000 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," on pages 9 and 10, which information is hereby incorporated by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to information appearing in the 2000 Proxy Statement under the heading "Certain Relationships and Related Transactions," on page 16, which information is hereby incorporated by reference.

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

   (b)           Reports on Form 8-K

                 On October 13, 1999, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter ended September 25, 1999 and forward-looking statements relating to the fourth quarter of 1999 and the second half of 1999, as presented in a press release of October 12, 1999.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 14 (a))


                                                           Reference Page
                                                           --------------
                                                                        1999
                                                                      Annual
                                                        Form       Report to
                                                        10-K    Stockholders
                                                        ----    ------------
Consolidated Balance Sheets
 December 25, 1999 and December 26, 1998............................... 15

Consolidated Statements of Income for
 the years ended December 25, 1999,
 December 26, 1998 and December 27, 1997............................... 14

Consolidated Statements of Cash Flows
 for the years ended December 25, 1999,
 December 26, 1998 and December 27, 1997............................... 16

Consolidated Statements of Stockholders'
 Equity for the years ended December 25, 1999,
 December 26, 1998 and December 27, 1997............................... 17

Notes to Consolidated Financial Statements
 December 25, 1999, December 26, 1998 and
 December 27, 1997.................................................. 18-28

Report of Ernst & Young LLP, Independent Auditors...................... 29

Supplemental Information
 Financial Information by Quarter (unaudited).......................... 37

Schedule for years ended December 25, 1999,
 December 26, 1998 and December 27, 1997:
     II- Valuation and Qualifying Accounts............ 21


Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements listed in the above index, which are included in the company's 1999 Annual Report to Stockholders, are hereby incorporated by reference. With the exception of the pages listed in the above index and the portions of such report referred to in Items 1, 5, 6, 7, 7A and 8 of this Form 10-K, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this report.

                               INTEL CORPORATION

                           -------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

          December 27, 1997, December 26, 1998 and December 25, 1999
                                 (In Millions)

                                                     Additions
                                      Balance at    Charged to                  Balance
                                      Beginning      Costs and                   at End
                                       of Year    Expenses (A)  Deductions (B)  of Year
                                      ----------  ------------  --------------  -------
1997

Allowance for Doubtful Receivables       $68          $ 2            $ 5          $65

1998

Allowance for Doubtful Receivables       $65          $14            $17          $62

1999

Allowance for Doubtful Receivables       $62          $17            $12          $67



(A) For 1999, includes approximately $7 million of valuation account balances of companies acquired during the year. Remainder represents amounts charged to costs and expenses.

(B) Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS
(Item 14(a))

        Description

2.1 Agreement and Plan of Merger Dated as of March 4, 1999 among Intel Corporation, Level One Communications, Incorporated and Intel RSW Corporation (incorporated by reference to Appendix A of the Registrant's Registration Statement on Form S-4 as filed on July 7, 1999).

3.1 Intel Corporation Restated Certificate of Incorporation dated May 11, 1993 and Certificate of Amendment to the Restated Certificate of Incorporation dated June 2, 1997 (incorporated by reference to Exhibit
        3.1 of Registrant's Form 10-K as filed on March 27, 1998).

3.2 Intel Corporation Bylaws as amended (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended June 26, 1999 as filed on August 2, 1999).

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

10.6 * Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998 (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K as filed on March 26, 1999).

12. Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

13. Portions of the Annual Report to Stockholders for the fiscal year ended December 25, 1999, as specified elsewhere in this document, are expressly incorporated by reference herein.

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

INTEL CORPORATION
-----------------
Registrant

By  /s/ F. Thomas Dunlap, Jr.
   --------------------------
   F. Thomas Dunlap, Jr.
   Vice President, General Counsel and Secretary
   March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett                            /s/ Gordon E. Moore
--------------------                            -------------------
Craig R. Barrett                                Gordon E. Moore
President, Chief Executive                      Chairman Emeritus
Officer and Director,                           of the Board and Director
Principal Executive Officer                     March 23, 2000
March 23, 2000

                                                /s/ David S. Pottruck
/s/ John P. Browne                              ---------------------
------------------                              David S. Pottruck
John P. Browne                                  Director
Director                                        March 23, 2000
March 23, 2000

                                                /s/ Jane E. Shaw
/s/ Andy D. Bryant                              ----------------
------------------                              Jane E. Shaw
Andy D. Bryant                                  Director
Senior Vice President, Chief                    March 23, 2000
Financial Officer and Principal
Accounting Officer
March 23, 2000                                  /s/ Leslie L. Vadasz
                                                --------------------
                                                Leslie L. Vadasz
/s/ Winston H. Chen                             Executive Vice President
-------------------                             Director
Winston H. Chen                                 March 23, 2000
Director
March 23, 2000
                                                /s/ David B. Yoffie
                                                -------------------
/s/ Andrew S. Grove                             David B. Yoffie
-------------------                             Director
Andrew S. Grove                                 March 23, 2000
Chairman of the Board
and Director
March 23, 2000                                  /s/ Charles E. Young
                                                --------------------
                                                Charles E. Young
/s/ D. James Guzy                               Director
-----------------                               March 23, 2000
D. James Guzy
Director
March 23, 2000