Form 10-Q
period 2000-04-01
INTEL CORP
filed 2000-05-16
CIK 50863

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended April 1, 2000

                                       OR

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______ to ______

Commission file number  0-6217
                       ---------

                                INTEL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                            94-1672743
                 --------                            ----------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

2200 Mission College Boulevard, Santa Clara, California              95052-8119
-------------------------------------------------------              ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

              Shares outstanding of the Registrant's common stock:

           Class                             Outstanding at April 1, 2000
Common stock, $0.001 par value                       3,349 million

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share amounts)

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                   April 1,                  March 27,
                                                                                    2000                       1999
                                                                                    ----                       ----
Net revenues                                                                       $ 7,993                    $ 7,103
Costs and expenses:                                                                -------                    -------
  Cost of sales                                                                      2,989                      2,894
  Research and development                                                             951                        663
  Marketing, general and administrative                                              1,124                        891
  Amortization of goodwill and other acquisition-related
        intangibles                                                                    313                         18
  Purchased in-process research and development                                         62                          -
                                                                                   -------                    -------

Operating costs and expenses                                                         5,439                      4,466
                                                                                   -------                    -------

Operating income                                                                     2,554                      2,637
Interest expense                                                                       (12)                        (9)
Interest income and other, net                                                         652                        356
                                                                                   -------                    -------

Income before taxes                                                                  3,194                      2,984

Provision for taxes                                                                    498                        985
                                                                                   -------                    -------

Net income                                                                         $ 2,696                    $ 1,999
                                                                                   =======                    =======

Basic earnings per common share                                                    $  0.81                    $  0.60
                                                                                   =======                    =======

Diluted earnings per common share                                                  $  0.77                    $  0.57
                                                                                   =======                    =======

Cash dividends declared per
  common share                                                                     $ 0.060                    $ 0.050
                                                                                   =======                    =======

Weighted average common shares outstanding                                           3,341                      3,324
                                                                                   =======                    =======
Weighted average common shares outstanding, assuming dilution                        3,497                      3,478
                                                                                   =======                    =======


See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions)

                                                                                 April 1,                  Dec. 25,
                                                                                   2000                      1999
                                                                                   ----                      ----
                                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  6,204                 $  3,695
  Short-term investments                                                             4,555                    7,705
  Trading assets                                                                       457                      388
  Accounts receivable, net                                                           3,678                    3,700
  Inventories:
    Raw materials                                                                      224                      183
    Work in process                                                                    796                      755
    Finished goods                                                                     517                      540
                                                                                  --------                 --------
                                                                                     1,537                    1,478
                                                                                  --------                 --------
  Deferred tax assets                                                                  709                      673
  Other current assets                                                                 268                      180
                                                                                  --------                 --------
Total current assets                                                                17,408                   17,819
                                                                                  --------                 --------
Property, plant and equipment                                                       24,119                   23,557
Less accumulated depreciation                                                       12,240                   11,842
                                                                                  --------                 --------
Property, plant and equipment, net                                                  11,879                   11,715
Marketable strategic equity securities                                               9,809                    7,121
Other long-term investments                                                          1,163                      790
Goodwill and other acquisition-related intangibles                                   5,978                    4,934
Other assets                                                                         1,574                    1,470
                                                                                  --------                 --------
TOTAL ASSETS                                                                      $ 47,811                 $ 43,849
                                                                                  ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                 $    373                 $    230
  Accounts payable                                                                   1,760                    1,370
  Accrued compensation and benefits                                                    774                    1,454
  Deferred income on shipments to distributors                                         548                      609
  Accrued advertising                                                                  570                      582
  Other accrued liabilities                                                          1,534                    1,159
  Income taxes payable                                                               1,531                    1,695
                                                                                  --------                 --------
Total current liabilities                                                            7,090                    7,099
                                                                                  --------                 --------
Long-term debt                                                                         868                      955
Deferred tax liabilities                                                             3,750                    3,130
Put warrants                                                                             -                      130
Stockholders' equity:
  Preferred stock                                                                        -                        -
  Common stock and capital in excess
    of par value                                                                     7,748                    7,316
  Retained earnings                                                                 23,271                   21,428
  Accumulated other comprehensive income                                             5,084                    3,791
                                                                                  --------                 --------
Total stockholders' equity                                                          36,103                   32,535
                                                                                  --------                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 47,811                 $ 43,849
                                                                                  ========                 ========

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                            April 1,        March 27,
                                                                                              2000             1999
                                                                                              ----             ----
Cash flows provided by (used for) operating activities:
Net income                                                                                   $ 2,696            $ 1,999
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation                                                                                   897                774
  Amortization of goodwill and other acquisition-related
     intangibles                                                                                 313                 18
  Purchased in-process research and development                                                   62                  -
  Gains on investments                                                                          (449)              (202)
  Net loss on retirements of property, plant and equipment                                        15                 17
  Deferred taxes                                                                                (115)               (81)
  Changes in assets and liabilities:
    Accounts receivable                                                                           40                247
    Inventories                                                                                  (44)              (115)
    Accounts payable                                                                             370                202
    Accrued compensation and benefits                                                           (681)              (498)
    Income taxes payable                                                                        (164)               464
    Tax benefit from employee stock plans                                                        302                138
    Other assets and liabilities                                                                  39                (62)
                                                                                             -------             -------
      Total adjustments                                                                          585                902
                                                                                             -------             -------
Net cash provided by operating activities                                                      3,281              2,901
                                                                                             -------             -------
Cash flows provided by (used for) investing activities:
  Additions to property, plant and equipment                                                  (1,074)              (675)
  Acquisitions, net of cash acquired                                                          (1,406)              (132)
  Purchases of available-for-sale investments                                                 (2,227)            (2,056)
  Sales of available-for-sale investments                                                        304                194
  Maturities and other changes in available-for-sale
    investments                                                                                4,596              1,508
  Other investing activities                                                                    (293)              (168)
                                                                                             -------             -------
Net cash used for investing activities                                                          (100)            (1,329)
                                                                                             -------             -------
Cash flows provided by (used for) financing activities:
  Increase in short-term debt, net                                                               143                 23
  Additions to long-term debt                                                                      -                 27
  Retirements of long-term debt                                                                  (46)                 -
  Proceeds from sales of shares through employee stock plans and other                           331                207
  Repurchase and retirement of common stock                                                   (1,000)            (1,297)
  Payment of dividends to stockholders                                                          (100)               (67)
                                                                                             -------             -------
Net cash used for financing activities                                                          (672)            (1,107)
                                                                                             -------             -------
Net increase in cash and cash equivalents                                                    $ 2,509             $  465
                                                                                             =======             =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                                                  $    14             $   10
   Income taxes                                                                              $   475             $  461

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1. The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 25, 1999. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company's Annual Report on Form 10-K for the year ended December 25, 1999. Certain amounts for prior periods have been reclassified to conform to the current presentation.

2. In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as Intel with fiscal years that begin between December 16, 1999 and March 15, 2000, the effective date for portions of SAB 101 was subsequently deferred until the second quarter of 2000. The company is currently evaluating the effect that adopting these portions of SAB 101 may have on the company's financial position and overall trends in results of operations.

3. A reconciliation of the shares used in the computation of the company's basic and diluted earnings per common share is as follows (in millions):

                                                           Three Months Ended
                                                           ------------------
                                                       April 1,          March 27,
                                                         2000               1999
                                                         ----               ----
      Weighted average common shares
         outstanding                                     3,341             3,324
      Dilutive effect of:
         Employee stock options                            152               154
         Convertible notes                                   4                 -
                                                         ------           ------
      Weighted average common shares
         outstanding, assuming dilution                   3,497            3,478
                                                         ======           ======

         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and the assumed conversion of the convertible notes. Net income for the purpose of computing diluted earnings per common share is not materially affected by the assumed conversion of the convertible notes.

4.       Interest income and other, net included (in millions):

                                                                 Three Months Ended
                                                                 ------------------
                                                             April 1,          March 27,
                                                               2000              1999
                                                              -----             -----
                         Interest income                      $ 206             $ 156
                         Gains on investments                   449               202
                         Foreign currency gains                   -                 2
                         Other, net                              (3)               (4)
                                                              -----             -----
                         Total                                $ 652             $ 356
                                                              =====             =====

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

5. In March of 2000, the Internal Revenue Service closed its examination of the company's tax returns for years up to and including 1998. Resolution was reached on a number of issues including adjustments related to intercompany allocation of profits. As part of this closure, the company reversed previously accrued taxes reducing the first quarter of 2000 tax provision by $600 million, or approximately $0.17 per share.

6. The components of comprehensive income, net of tax, were as follows (in millions):

                                                                              Three Months Ended
                                                                              ------------------
                                                                            April 1,        March 27,
                                                                              2000             1999
                                                                              ----             ----
                         Net income                                         $2,696          $ 1,999
                         Change in net unrealized gain on
                           available-for-sale investments                    1,293              267
                                                                            ------          -------
                         Total comprehensive income                         $3,989          $ 2,266
                                                                            ======          =======

         Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consisted of the accumulated net unrealized gain on available-for-sale investments.

7. During the first quarter of 2000, the company repurchased 9.8 million shares of common stock under the company's authorized repurchase program at a cost of $1 billion. As of April 1, 2000, approximately
         90.3 million shares remained available for repurchase under the program.

8. In a series of private placements during the 1991-1999 period, the company sold put warrants that entitled the holder of each warrant to sell to the company, by physical delivery, one share of common stock at a specified price. The two million put warrants that were outstanding at December 25, 1999 expired unexercised in the first quarter of 2000.

9. Intel is organized into five product-line operating segments, the Intel Architecture Group, the Wireless Communications and Computing Group, the Network Communications Group, the Communications Products Group, and the New Business Group.

         Although the company has five operating segments, only the Intel Architecture Group is a reportable segment. The Intel Architecture Group's products include microprocessors, motherboards and other related board-level products and chipsets.

         The "all other" category includes revenues and earnings or losses for all operating segments other than the Intel Architecture Group. In addition, "all other" includes certain corporate-level operating expenses (primarily the amount by which total profit-dependent bonus expenses differ from a targeted level allocated to all of the operating segments) and the impact of reserves for deferred income on shipments to distributors not allocated to operating segments.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

         Segment information is summarized as follows (in millions):

                                                                            Three Months Ended
                                                                            ------------------
                                                                          April 1,        March 27,
                                                                            2000             1999
                                                                            ----             ----
                        INTEL ARCHITECTURE GROUP:
                        -------------------------
                          Revenues                                       $ 6,581            $ 6,429
                          Operating profit                               $ 3,012            $ 2,944

                        ALL OTHER:
                        ----------
                          Revenues                                       $ 1,412             $ 674
                          Operating loss                                  $ (458)           $ (307)

                        TOTAL:
                        ------
                          Revenues                                       $ 7,993            $ 7,103
                          Operating profit                               $ 2,554            $ 2,637

10. During the first quarter of 2000, the company completed a number of acquisitions that have been accounted for using the purchase method of accounting.

         In March 2000, the company acquired Ambient Technologies, Inc. in a cash transaction. Ambient develops integrated digital subscriber line silicon solutions and analog modems designed to bring high-speed Internet access to home users and small businesses.

         Also in March 2000, the company acquired GIGA A/S in a cash transaction. GIGA specializes in the design of advanced high-speed communications chips used in optical networking and communications products that direct traffic across the Internet and corporate networks.

         For the first quarter of 2000, $62 million was allocated to purchased in-process research and development and expensed upon acquisition of the above companies, because the technological feasibility of products under development had not been established and no future alternative uses existed.

         These purchase transactions are further described below (in millions):

                                               Purchased               Goodwill
       Entity                              In-Process Research       and Identified
        Name          Consideration          and Development          Intangibles            Form of Consideration
        ----          -------------          ---------------          -----------            ---------------------
      Ambient            $  148                     $ 10                  $    135          Cash and options assumed
      GIGA               $1,247                     $ 52                  $  1,184          Cash

              Consideration includes the cash paid, less any cash acquired, together with the value of any stock issued and options assumed, but excludes any debt assumed.

        In addition to the transactions described above, Intel also purchased other businesses in smaller transactions. The charge for purchased in-process research and development related to the other acquisitions was not significant. The total amount allocated to goodwill and identified intangibles for these transactions was $38 million, which represents a substantial majority of the consideration for these transactions.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

         The consolidated condensed financial statements include the operating results of acquired businesses from the dates of acquisition. The operating results of Ambient and GIGA since their acquisition have been included in the operating results of the Network Communications Group operating segment. This group has been included in the "all other" category for segment reporting purposes.

         The pro forma information below assumes that companies acquired in 2000 and 1999 had been acquired at the beginning of 1999 and includes the effect of amortization of goodwill and other identified intangibles from that date. The impact of charges for purchased in-process research and development has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisitions taken place at the beginning of 1999.

                                                                             Three Months Ended
                                                                             ------------------
                                                                         April 1,           March 27,
                    (in millions, except per share amounts)                2000                1999
                                                                           ----                ----
                    Net revenues                                         $ 8,010              $ 7,322
                    Net income                                           $ 2,707              $ 1,706
                    Basic earnings per common share                        $0.81                $0.51
                    Diluted earnings per common share                      $0.77                $0.48

11. Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis over the periods indicated below. Reviews are regularly performed to determine whether facts or circumstances exist which indicate that the carrying values of assets are impaired. The company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. No impairment has been indicated to date.

         Net goodwill and other acquisition-related intangibles at the end of each period consisted of the following (in millions):

                                                                                 April 1,             Dec. 25,
                                                      Life in Years               2000                  1999
                                                      -------------               ----                  ----
         Goodwill                                          2-6                 $ 5,084               $ 4,124
         Developed technology                              3-6                     695                   612
         Other intangibles                                 2-6                     199                   198
                                                                                --------             -------
                                                                                $ 5,978              $ 4,934
                                                                                ========             =======

         Other intangibles include items such as trademarks, workforce-in-place and customer lists. The total balances presented above are net of total accumulated amortization of $771 million and $471 million at April 1, 2000 and December 25, 1999, respectively.

         Amortization of goodwill and other acquisition-related intangibles of $313 million for the first three months of 2000 consisted of $260 million of amortization of goodwill and $53 million of amortization of other acquisition-related intangibles, a majority of which was related to developed technology.

12. During March 2000, the company announced that it had entered into a definitive agreement to acquire privately held Basis Communications Corporation in a transaction valued at approximately $450 million in cash and assumed options. Basis designs and markets advanced semiconductors and other products used in equipment that

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-UNAUDITED (CONTINUED)

         directs traffic across the Internet and corporate networks. The completion of this transaction is subject to regulatory review and customary closing conditions. This acquisition is expected to be accounted for using the purchase method of accounting.

         During May 2000, the company announced that it had entered into an agreement to form a new company with Excalibur Technologies Corporation. Intel expects to contribute its Interactive Media Services division to the new company and invest approximately $150 million. The new company is intended to enable owners of branded content, such as sports and entertainment, to produce and securely sell their audio and video content over the Internet. The completion of this transaction is subject to regulatory review, Excalibur stockholder approval and other normal closing conditions.

13. On May 10, 2000, the company announced that it would replace motherboards that have a defective memory translator hub (MTH) component that enables SDRAM memory to work with the Intel-Registered Trademark- 820 Chipset. The MTH began shipping in November 1999, with a substantial majority of Intel's shipments to date occurring in the first quarter of 2000. The company estimates that fewer than one million boards or systems with the MTH component have been shipped to end users. Chipsets and motherboards with the MTH component that remain in raw materials inventories at Intel's customers may be returned to Intel for credit. The previously announced results for the first quarter of 2000 have been revised to reflect a revenue reserve for products sold prior to the end of the first quarter that may be returned from customers. The company also recorded additional inventory reserves related to such products that may be returned and the company's inventory of these products as of the end of the first quarter. The revisions to the previously announced results for the first quarter had a net impact on earnings per share of $0.01. The costs associated with the motherboard replacement program cannot be estimated because the number of motherboards that will be replaced (the user replacement rate) and the actual cost to replace are dependent on several variables that cannot be estimated at this time. The company expects to record a liability for these costs in a future period when the replacement rate and the cost to replace are known or can be estimated, and this liability could have a material adverse impact on the results of operations of the period in which it is recorded.

14. In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama for patent infringement and generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents, and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief, damages and prejudgment interest, and further alleges that Intel's infringement is willful and that any damages awarded should be trebled. Intergraph's expert witness has claimed that Intergraph is entitled to damages of approximately $2.2 billion for Intel's alleged patent infringement, $500 million for the alleged antitrust violations and an undetermined amount for alleged state law violations. Intel has counterclaimed that the Intergraph patents are invalid and further alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In October 1999, the court reconsidered an earlier adverse ruling and granted Intel's motion for summary judgment that the Intergraph patents are licensed to Intel, and dismissed all of Intergraph's patent infringement claims with prejudice. Intergraph has appealed this ruling. In November 1999, the Court of Appeals for the Federal Circuit reversed the District Court's April 1998 order requiring Intel to continue to deal with Intergraph on the same terms as it treats allegedly similarly situated customers with respect to confidential information and products supply. In March 2000, the District Court issued an order granting Intel summary judgment on Intergraph's antitrust claims. Intergraph has appealed this ruling. The company disputes Intergraph's remaining state law claims, and intends to defend the lawsuit vigorously.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER OF 2000 COMPARED TO FIRST QUARTER OF 1999

Intel's net revenues for Q1 2000 increased by 13% compared to Q1 1999. Net revenues for the Intel Architecture Group operating segment increased 2% in Q1 2000 compared to Q1 1999. This increase is after taking into account the revenue reserve related to sales of chipsets and motherboards with the defective memory translator hub (MTH) that may be returned from customers. The increase in net revenues for the Intel Architecture Group was primarily due to higher unit volumes of microprocessors, partially offset by lower prices. Within the "all other" category for operating segment reporting, revenues from sales of flash memory grew significantly between these periods. Revenues from networking and communications products also grew, primarily due to the impact of acquisitions made during the second half of 1999.

For Q1 2000, sales of microprocessors and related board-level products based on the P6 microarchitecture, which are included in the Intel Architecture Group's operations, comprised a majority of Intel's consolidated net revenues and a substantial majority of gross margin. For Q1 1999, these products represented a substantial majority of the company's consolidated net revenues and gross margin.

Cost of sales increased 3% in Q1 2000 compared to Q1 1999. Within the Intel Architecture Group operating segment, increased costs due to higher unit sales volume of microprocessors were largely offset by lower unit costs in Q1 2000. The lower unit costs in Q1 2000 were achieved primarily through redesigned microprocessor products with lower-cost packaging, including packaging using fewer purchased components, as well as factory efficiencies and lower purchase prices on the purchased components. The cost of sales recorded for Q1 2000 includes the impact of inventory reserves related to chipsets and motherboards with the defective MTH component, but does not include the impact of the motherboard replacement program announced in May 2000 because the cost of this program cannot be estimated at this time. The company's gross margin percentage increased to 63% in Q1 2000, up from 59% in Q1 1999. The improvement in gross margin was primarily a result of lower unit costs of microprocessors in the Intel Architecture Group operating segment partially offset by the impact of lower prices for microprocessors. In addition, improved demand and higher prices for flash memory in Q1 2000 also contributed to the improvement in gross margin. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $62 million for purchased in-process research and development (IPR&D) related to the acquisitions completed in Q1 2000, research and development spending increased $288 million, or 43%, in Q1 2000 compared to Q1 1999. This increase was primarily due to increased spending on product and process development programs including product development of companies acquired in the second half of 1999. Marketing, general and administrative expenses increased $233 million, or 26%, in Q1 2000 compared to Q1 1999, primarily due to increases for the Intel Inside-Registered Trademark- cooperative advertising program, profit-dependent bonus expenses, and marketing, general and administrative expenses from companies acquired in the second half of 1999. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles, operating expenses were 26% of net revenues in Q1 2000 and 22% of net revenues in Q1 1999.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete the remaining development efforts; any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - FIRST QUARTER OF 2000 COMPARED TO FIRST QUARTER OF 1999 (CONTINUED)

Discount rates were derived from weighted average cost of capital analysis, adjusted to reflect the relative risks inherent in each entity's development process, including the probability of achieving technological success and market acceptance. The IPR&D charge includes the fair value of IPR&D completed. The fair value assigned to developed technology is included in identifiable intangible assets, and no value is assigned to IPR&D to be completed or to future development. Intel believes the amounts determined for IPR&D, as well as developed technology, are representative of fair value and do not exceed the amounts an independent party would pay for these projects. Failure to deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

In March 2000 Intel completed the acquisition of GIGA A/S. GIGA specializes in the design of advanced high-speed communications chips used in optical networking and communications products that direct traffic across the Internet and corporate networks. The total charge for IPR&D for GIGA was approximately $52 million. One project, in the 10 gigabits-per-second (Gbps) product group, accounted for 73% of the value, with four remaining projects each contributing from 5% to 9% of the total IPR&D value. The in-process projects include the development of next generation integrated circuit devices featuring improved speed, efficiency and functionality for communications equipment. These projects ranged from 7% to 78% complete, with the 10 Gbps project approximately 61% complete. Expected completion dates for the projects range from Q2 2000 to Q2 2001, with total remaining costs to complete of approximately $12 million. The average discount rates used for GIGA were 20% for IPR&D projects, and 11% for developed technology. GIGA's weighted average cost of capital was 15%.

The estimated completion dates of certain IPR&D projects from companies acquired in 1999 were revised in Q1 2000. For the Dialogic Corporation acquisition, the CT Server project, accounting for 35% of the value assigned to IPR&D, is now expected to be completed in Q4 2000. This project was originally scheduled to be completed in Q1 2000 and had been subsequently revised to Q2 2000. For the Level One Communications, Inc. acquisition, one project related to high-end switches and accounting for 17% of the value assigned to IPR&D is now expected to be completed in Q3 2000, revised from a previous estimate of Q1 2000.

Amortization of goodwill and other acquisition-related intangibles increased to $313 million in Q1 2000 compared to $18 million in Q1 1999, primarily due to the impact of the acquisitions made in second half of 1999.

Interest and other income increased to $652 million in Q1 2000 compared to $356 million in Q1 1999, primarily due to higher realized gains on equity investments.

The Q1 2000 tax provision reflects a one-time benefit for the reversal of previously accrued taxes of $600 million. In March 2000, the Internal Revenue Service closed its examination of the company's tax returns for years up to and including 1998 and resolution was reached on a number of issues including adjustments related to intercompany allocation of profits. The company's effective income tax rate was approximately 15.6% in Q1 2000. Excluding the one-time tax benefit and the impact of non-deductible charges for IPR&D and amortization of goodwill, the company's effective income tax rate was approximately 31.7% for Q1 2000 compared to 33% in Q1 1999. This decrease takes into consideration the impact of the resolution of issues noted above.

FINANCIAL CONDITION

The company's financial condition remains very strong. At April 1, 2000, total cash, trading assets, and short-and long-term investments, excluding marketable strategic equity securities, totaled $12.4 billion, down slightly from $12.6 billion at December 25, 1999.

The major source of cash during the first quarter of 2000 was cash provided by operating activities of $3.3 billion. Major uses of cash during the period included $1 billion to repurchase 9.8 million shares of common stock and capital spending of $1.1 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

company also paid $1.4 billion in net cash for acquisitions, including the purchases of Ambient Technologies, Inc. and GIGA. See "Outlook" for a discussion of capital expenditure expectations in 2000.

The company's five largest customers accounted for approximately 37% of net revenues for the first quarter of 2000. At April 1, 2000, the five largest customers accounted for approximately 31% of net accounts receivable.

At April 1, 2000, marketable strategic equity securities totaled $9.8 billion with approximately $7.8 billion in unrealized appreciation, an increase in total value of $2.7 billion compared to December 25, 1999 and an increase in unrealized appreciation of approximately $2.0 billion.

Subsequent to the end of the first quarter of 2000, the company announced that it had entered into a definitive agreement to acquire privately held Basis Communications Corporation in a transaction valued at approximately $450 million in cash and assumed options. Basis designs and markets advanced semiconductors and other products used in equipment that directs traffic across the Internet and corporate networks. The completion of this transaction is subject to regulatory review and customary closing conditions.

During May 2000, the company announced that it had entered into an agreement to form a new company with Excalibur Technologies Corporation. Intel expects to contribute its Interactive Media Services division to the new company and invest approximately $150 million. The new company is intended to enable owners of branded content, such as sports and entertainment, to produce and securely sell their audio and video content over the Internet. The completion of this transaction is subject to regulatory review, Excalibur stockholder approval and other normal closing conditions.

The company believes that it has the financial resources needed to meet business requirements for the next twelve months, including potential future acquisitions or strategic investments, capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and the dividend program.

OUTLOOK

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers or acquisitions that had not closed as of the end of the first quarter of 2000.

Intel's goal is to be the preeminent building block supplier to the worldwide Internet economy. The company's primary focus areas are the client platform, server platform, networking and communications, and solutions and services. The company's five product-line operating segments support these initiatives. Intel's strategy for client and server platforms is to introduce ever higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. In line with this strategy, during the first quarter of 2000, the company introduced higher performance microprocessors based on the P6 microarchitecture specifically for each computing segment: the Intel-Registered Trademark- Celeron-TM- processor for the value segment; the Pentium-Registered Trademark- III processor for home and business applications, and for entry level servers and workstations; and Pentium-Registered Trademark- III Xeon-TM- processors for mid-range and high-end servers and workstations. Later in 2000, the company expects to introduce processors for high-end servers based on the IA-64 architecture, under the Itanium-TM- brand. For the client platform, the company expects to introduce the next generation of 32-bit processors, code named Timna and Willamette. In addition, the client platform strategy includes providing low-power processors and flash memory for handheld wireless devices. The Intel Architecture Group operating segment supports the client and server initiatives. The Wireless Communications and Computing Group supports the handheld wireless device initiatives for the client platform.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

Intel plans to cultivate new businesses as well as continue to work with the computing industry to expand Internet capabilities and product offerings, and develop compelling software applications that can take advantage of higher performance microprocessors and chipsets, thus driving demand toward Intel's newer products in each computing market segment. The company may continue to take various steps, including reducing microprocessor prices at such times as it deems appropriate, in order to increase acceptance of its latest technology and to remain competitive within each relevant market segment.

In the network and communications infrastructure area, Intel's strategy is to deliver both the system-level communications products and component-level silicon building blocks for networking and communications systems for the home and small- and medium-sized businesses. Intel has made acquisitions and expects to make additional acquisitions to grow new networking and communications areas. Initiatives in these areas are supported by the Communications Products Group operating segment, focusing on system-level products, and the Network Communications Group, focusing on component-level products.

Intel also intends to build new service businesses around the Internet. Intel-Registered Trademark- Online Services, which provides Web hosting and e-Commerce services for customers, is part of this initiative. Intel intends to deliver a consistent worldwide platform for developing and delivering e-Business solutions. The New Business Group operating segment supports the service business initiatives.

Intel expects to grow revenues in the networking, communications and wireless businesses by 50% or more in 2000. Intel's expectations for growth in these areas, as well as in new service businesses, are subject to the company's ability to acquire businesses as well as integrate and operate them successfully, and to grow new businesses internally.

The company expects revenue for the second quarter of 2000 to be approximately flat with first quarter revenue of $8.0 billion. The company's financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture Group. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related motherboards, purchased components and other semiconductor products, all of which are difficult to forecast. Because of the wide price difference among types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's revenues. Revenue is also subject to the impact of economic conditions in various geographic regions.

In May 2000, the company announced that it would replace motherboards that have a defective MTH component related to the Intel-Registered Trademark- 820 Chipset. The costs associated with the motherboard replacement program cannot be estimated because the number of motherboards that will be replaced (the user replacement rate) and the actual cost to replace are dependent on several variables that cannot be estimated at this time. The company expects to record a liability for these costs in a future period when the replacement rate and the cost to replace are known or can be estimated, and this liability could have a material adverse impact on the results of operations of the period in which it is recorded.

Excluding the impact of the motherboard replacement program described above, the company expects the gross margin percentage in the second quarter of 2000 to be flat to down a point with the first quarter gross margin percentage of 63%, primarily due to startup and ramp costs associated with 0.18-micron fabrication facilities. Intel's gross margin expectation for 2000 is 61%, plus or minus a few points, again excluding the impact of the motherboard replacement program. Based on current expectations, the gross margin percentage is expected to be at the mid to high part of that range. The company's gross margin percentage in any period varies depending on the mix of types and speeds of processors sold as well as the mix of microprocessors and related motherboards and purchased components. The company has been implementing new packaging formats that have reduced costs on certain microprocessor products and this is expected to continue to have a positive impact on product unit costs as the transition continues. Over the course of 2000, the company also expects to have reduced costs due to continued productivity improvement on its existing manufacturing processes, including the 0.18-micron manufacturing process. Various other factors (including unit volumes, yield issues associated with production at

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

factories, ramp of new technologies, the reusability of factory equipment, warranty costs including costs related to replacing motherboards with the defective MTH component, insufficient or excess inventory, inventory obsolescence, variations in inventory valuation and mix of shipments of other semiconductor and non-semiconductor products) will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

Intel's primary goal is to get its advanced technology to the marketplace, and at the same time increase gross margin dollars. The company's plans to grow in non-microprocessor areas, particularly those areas that have the potential to expand networking and communications capabilities, are intended to increase gross margin dollars but may lower the gross margin percentage.

The company has expanded its semiconductor manufacturing and assembly and test capacity over the last few years, and continues to plan capacity based on the assumed continued success of its strategy and the acceptance of its products in specific market segments. The company currently expects that capital spending will be approximately $6.0 billion in 2000. This capital spending includes expected spending related to the next-generation 0.13-micron process technology, spending on new fabrication facility construction and equipment purchases to add 0.18-micron process capacity. The increase from the prior guidance of $5.0 billion reflects an upward revision of the company's anticipated capacity requirements. This spending plan is dependent upon expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. Depreciation for the second quarter of 2000 is expected to be approximately $790 million and $3.5 billion for the full year 2000, up from previous guidance of $3.4 billion. Amortization of goodwill and other acquisition-related intangibles is expected to be approximately $370 million in the second quarter and $1.4 billion for the full year 2000.

Spending on research and development, excluding IPR&D, and marketing, general and administrative expenses in the second quarter of 2000 is expected to be approximately two to four percent higher than first quarter expenses of $2.1 billion. Expense projections for the second quarter incorporate expected higher research and development spending. Expenses are dependent in part on the level of revenue.

Research and development spending, excluding IPR&D, for all of 2000 is expected to be approximately $3.9 billion, up slightly from previous guidance of $3.8 billion.

The company expects interest and other income for the second quarter of 2000 to be approximately $725 million depending on interest rates, cash balances, equity market levels and volatility, the realization of expected gains on investments, including gains on investments acquired by third parties, and assuming no unanticipated items.

The company currently expects the tax rate for 2000 to be approximately 31.7%, excluding the one-time tax benefit related to the closure of the Internal Revenue Service audit of tax returns for years up to and including 1998, and the impact of any IPR&D and amortization of goodwill from both prior and potential future mergers or acquisitions. This estimate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

The company's future results of operations and the other forward-looking statements contained in this outlook--in particular the statements regarding Intel's goals and strategies, statements regarding expected product introductions, expectations regarding additional acquisitions, intentions regarding building new service businesses around the Internet, revenues, pricing, gross margin, costs and continued productivity improvements, expectations for recording a liability for the cost of replacing motherboards with the MTH component, capital spending, depreciation and amortization, research and development expenses, marketing and general and administrative expenses, interest and other income, the tax rate, and pending legal proceedings--involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and growth in the computing industry in various geographic regions; changes in customer order patterns; competitive factors such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; development and timing of the introduction of compelling software applications; pricing pressures; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the manufacturing ramp, including the transition to the 0.18-micron process technology; shortage of manufacturing capacity; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); and litigation involving antitrust, intellectual property, consumer and other issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future net revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 25, 1999 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 33 of the Registrant's 1999 Annual Report to Stockholders.

The company is exposed to equity price risk on the marketable portion of its portfolio of strategic equity securities. The company typically does not attempt to reduce or eliminate its market exposure on these securities. These investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in three sectors:
Internet, semiconductor and networking. As of April 1, 2000, five equity positions constituted approximately 41% of the market value of the portfolio, of which approximately $2.0 billion, or 20% of the market value of the portfolio, consisted of an investment in Micron Technology, Inc.

The company analyzed the historical movements over the past several years of high-technology stock indices that the company considered appropriate. Based on the analysis, the company estimated that it was reasonably possible that the prices of the stocks in the company's portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change, the company's marketable strategic equity securities would decrease in value by approximately $2.9 billion, based on the value of the portfolio as of April 1, 2000. During the month of April 2000, many high-technology stocks experienced increased volatility and a significant decrease in value. If the company's marketable strategic equity security positions as of April 1, 2000 had been valued using prices as of April 28, 2000, the value of these securities would have decreased by approximately $2.0 billion, or 21%. The portfolio's concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio's price volatility. This estimate is not necessarily indicative of future performance and actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Reference is made to Item 3, Legal Proceedings in the Registrant's Annual Report on Form 10-K for the year ended December 25, 1999 for descriptions of the following and other legal proceedings.

                         Intergraph Corporation v. Intel
    U.S. District Court, Northern District of Alabama, Northeastern Division
    ------------------------------------------------------------------------
                               (CV-97-N-3023-NE)
                               -----------------

In March 2000, the District Court issued an order granting Intel summary judgment on Intergraph's antitrust claims. Intergraph has appealed this ruling. The company disputes Intergraph's remaining state law claims, and intends to defend the lawsuit vigorously.

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

         27       Financial Data Schedule.

(b)      Reports on Form 8-K

         1) On January 14, 2000, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter and the year ended December 25, 1999 and forward-looking statements relating to 2000 and the first quarter of 2000 as presented in a press release of January 13, 2000.

         2) On March 31, 2000, Intel filed a report on Form 8-K relating to a press release of March 30, 2000 relating to final agreement with the Internal Revenue Service on a tax examination for years up to and including 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTEL CORPORATION
                                            (REGISTRANT)



Date:  May 16, 2000                         By:  /s/ ANDY D. BRYANT
                                            -----------------------

                                            Andy D. Bryant
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer