Form 10-Q
period 2000-07-01
INTEL CORP
filed 2000-08-14
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934
       For the quarterly period ended July 1, 2000

                                      OR

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934
       For the transition period from            to
                                      ----------    ----------

Commission file number  0-6217
                        ------


                              INTEL CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                               94-1672743
                  --------                               ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


2200 Mission College Boulevard, Santa Clara, California     95052-8119
-------------------------------------------------------     ----------
        (Address of principal executive offices)            (Zip Code)

                                (408) 765-8080
                                --------------
             (Registrant's telephone number, including area code)

                                     N/A
                        ------------------------
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

         Class                               Outstanding at July 1, 2000
Common stock, $0.001 par value                      6,714 million

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share amounts)


                                                     Three Months Ended       Six Months Ended
                                                     -------------------     -------------------
                                                     July 1,    June 26,     July 1,    June 26,
                                                      2000       1999         2000       1999
                                                     -------    -------      -------    -------
Net revenues                                         $ 8,300    $ 6,746      $16,293    $13,849
Costs and expenses:                                  -------    -------      -------    -------
  Cost of sales                                        3,283      2,740        6,272      5,634
  Research and development                               971        731        1,922      1,394
  Marketing, general and administrative                1,223        924        2,347      1,815
  Amortization of goodwill and other acquisition-
   related intangibles                                   394         31          707         49
  Purchased in-process research and development           21          -           83          -
                                                     -------    -------      -------    -------
Operating costs and expenses                           5,892      4,426       11,331      8,892
                                                     -------    -------      -------    -------
Operating income                                       2,408      2,320        4,962      4,957
Interest expense                                          (9)       (11)         (21)       (20)
Interest income and other, net                         2,350        301        3,002        657
                                                     -------    -------      -------    -------
Income before taxes                                    4,749      2,610        7,943      5,594

Provision for taxes                                    1,612        861        2,110      1,846
                                                     -------    -------      -------    -------
Net income                                            $3,137    $ 1,749       $5,833    $ 3,748
                                                     =======    =======      =======    =======
Basic earnings per common share                      $  0.47    $  0.26      $  0.87    $  0.56
                                                     =======    =======      =======    =======
Diluted earnings per common share                    $  0.45    $  0.25      $  0.83    $  0.54
                                                     =======    =======      =======    =======
Cash dividends declared per
  common share                                        $0.020    $     -       $0.050     $0.025
                                                     =======    =======      =======    =======
Weighted average common shares outstanding             6,710      6,620        6,697      6,634
Weighted average common shares outstanding,          =======    =======      =======    =======
  assuming dilution                                    7,005      6,892        7,000      6,924
                                                     =======    =======      =======    =======

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions)



                                                    July 1,     Dec. 25,
                                                     2000         1999
                                                     ----         ----
                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $  7,308    $   3,695
  Short-term investments                              5,902        7,705
  Trading assets                                        434          388
  Accounts receivable, net                            4,333        3,700
  Inventories:
    Raw materials                                       232          183
    Work in process                                     863          755
    Finished goods                                      512          540
                                                   --------     --------
                                                      1,607        1,478
  Deferred tax assets                                   721          673
  Other current assets                                  245          180
                                                   --------     --------
Total current assets                                 20,550       17,819
                                                   --------     --------
Property, plant and equipment                        24,902       23,557
Less accumulated depreciation                        12,578       11,842
                                                   --------     --------
Property, plant and equipment, net                   12,324       11,715
Marketable strategic equity securities                6,201        7,121
Other long-term investments                           1,574          790
Goodwill and other acquisition-related intangibles    6,240        4,934
Other assets                                          1,631        1,470
                                                   --------     --------
TOTAL ASSETS                                       $ 48,520     $ 43,849
                                                   ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                  $    385     $    230
  Accounts payable                                    1,968        1,370
  Accrued compensation and benefits                   1,197        1,454
  Deferred income on shipments to distributors          726          609
  Accrued advertising                                   658          582
  Other accrued liabilities                           1,779        1,159
  Income taxes payable                                1,623        1,695
                                                   --------     --------
Total current liabilities                             8,336        7,099
                                                   --------     --------
Long-term debt                                          870          955
Deferred tax liabilities                              2,694        3,130
Put warrants                                              -          130
Stockholders' equity:
  Preferred stock                                         -            -
  Common stock and capital in excess
    of par value                                      7,941        7,316
  Retained earnings                                  25,703       21,428
  Accumulated other comprehensive income              2,976        3,791
                                                   --------     --------
Total stockholders' equity                           36,620       32,535
                                                   --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 48,520     $ 43,849
                                                   ========     ========

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

                                                                           Six Months Ended
                                                                           ----------------
                                                                          July 1,     June 26,
                                                                           2000        1999
                                                                           ----        ----
Cash flows provided by (used for) operating activities:
Net income                                                             $  5,833    $  3,748
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation                                                            1,661       1,534
  Amortization of goodwill and other acquisition-related intangibles        707          49
  Purchased in-process research and development                              83           -
  Gains on investments                                                   (2,593)       (360)
  Net loss on retirements of property, plant and equipment                   63          87
  Deferred taxes                                                            (88)       (139)
  Changes in assets and liabilities:
    Accounts receivable                                                    (607)        343
    Inventories                                                            (109)       (170)
    Accounts payable                                                        572         107
    Accrued compensation and benefits                                      (260)       (333)
    Income taxes payable                                                    (73)       (316)
    Tax benefit from employee stock plans                                   645         279
    Other assets and liabilities                                            603        (319)
                                                                       --------    --------
      Total adjustments                                                     604         762
                                                                       --------    --------
Net cash provided by operating activities                                 6,437       4,510
                                                                       --------    --------
Cash flows provided by (used for) investing activities:
  Additions to property, plant and equipment                             (2,326)     (1,441)
  Acquisitions, net of cash acquired                                     (1,923)       (132)
  Purchases of available-for-sale investments                            (5,808)     (3,305)
  Sales of available-for-sale investments                                 2,768         386
  Maturities of available-for-sale investments                            6,387       4,554
  Other investing activities                                               (333)       (335)
                                                                       --------    --------
Net cash used for investing activities                                   (1,235)       (273)
                                                                       --------    --------
Cash flows provided by (used for) financing activities:
  Increase (decrease) in short-term debt, net                               155         (24)
  Additions to long-term debt                                                11          27
  Retirements of long-term debt                                             (46)          -
  Proceeds from sales of shares through employee stock plans and other      492         286
  Repurchase and retirement of common stock                              (2,001)     (2,798)
  Payment of dividends to stockholders                                     (200)       (167)
                                                                       --------    --------
Net cash used for financing activities                                   (1,589)     (2,676)
                                                                       --------    --------
Net increase in cash and cash equivalents                              $  3,613    $  1,561
                                                                       ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                            $     24    $     20
   Income taxes                                                        $  1,627    $  2,009

See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 25, 1999. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company's Annual Report on Form 10-K for the year ended December 25, 1999. Certain amounts for prior periods have been reclassified to conform to the current presentation. All share, per share and warrant amounts have been restated to reflect the two-for-one stock split, effected as a special stock distribution on July 30, 2000.

DIVIDEND POLICY

The company's dividend policy generally results in the Board of Directors considering two dividend declarations in each of the first and third quarters of the year, with dividend payments made quarterly. However, in conjunction with the stock split announcement in the second quarter of 2000, the Board of Directors declared a quarterly dividend payable on September 1, 2000. The Board of Directors also approved an increase in the dividend from $0.015 to $0.02 per share, beginning with the dividend payable on September 1, 2000.

RECENT ACCOUNTING GUIDANCE

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as Intel with fiscal years that begin between December 16, 1999 and March 15, 2000, portions of SAB 101 become effective for the fourth quarter of 2000. The company believes that adopting these portions of SAB 101 will not have a material effect on the company's financial position or overall trends in results of operations.

EARNINGS PER SHARE

A reconciliation of the shares used in the computation of the company's basic and diluted earnings per common share is as follows (in millions):


                                     Three Months Ended       Six Months Ended
                                     ------------------       ----------------
                                    July 1,     June 26,   July 1,     June 26,
                                     2000        1999       2000        1999
                                     ----        ----       ----        ----
Weighted average common shares
   outstanding                        6,710       6,620      6,697      6,634
Dilutive effect of:
   Employee stock options               288         272        296        290
   Convertible notes                      7           -          7          -
                                     ------      ------     ------     ------
Weighted average common shares
   outstanding, assuming dilution     7,005       6,892      7,000      6,924
                                     ======      ======     ======     ======

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and the assumed conversion of the convertible notes. Certain of the company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future. Net income for the purpose of computing diluted earnings per common share is not materially affected by the assumed conversion of the convertible notes.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

STOCK REPURCHASE PROGRAM

During the first half of 2000, the company repurchased 36.4 million shares of common stock under the company's authorized repurchase program at a cost of $2.0 billion. As of July 1, 2000, approximately 163.8 million shares remained available for repurchase under the program.

PUT WARRANTS

In a series of private placements during the 1991-1999 period, the company sold put warrants that entitled the holder of each warrant to sell to the company, by physical delivery, one share of common stock at a specified price. The four million put warrants that were outstanding at December 25, 1999 expired unexercised in the first quarter of 2000.

INTEREST INCOME AND OTHER

Interest income and other, net included (in millions):

                             Three Months Ended          Six Months Ended
                             -------------------         -----------------
                            July 1,     June 26,        July 1,   June 26,
                            2000         1999            2000      1999
                            ----         ----            ----      ----
Interest income            $   198      $   148         $   404   $   304
Gains on investments         2,144          158           2,593       360
Foreign currency gains           5            1               5         3
Other, net                       3           (6)              -       (10)
                           -------      -------         -------   -------
Total                      $ 2,350        $ 301         $ 3,002   $   657
                           =======      =======         =======   =======

ACQUISITIONS

During the first half of 2000, the company completed several acquisitions, all of which have been accounted for using the purchase method of accounting.

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

In April 2000, the company acquired Picazo Communications, Inc. in a cash transaction. Picazo specializes in CT Media-TM- server software which allows third-party vendors to develop innovative new applications for telecommunications.

In May 2000, the company acquired Basis Communications Corporation for cash and options assumed. Basis designs and markets advanced semiconductors and other products used in equipment that directs traffic across the Internet and corporate networks.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

ACQUISITIONS (CONTINUED)
These purchase transactions are further described below (in millions):


                                   Purchased            Goodwill
Entity                        In-Process Research     and Identified
 Name      Consideration        and Development         Intangibles      Form of Consideration
------     -------------      -------------------     --------------     ---------------------
Ambient     $   148               $    10               $   135          Cash and options assumed
GIGA        $ 1,247               $    52               $ 1,184          Cash
Picazo      $   120               $     -               $   120          Cash and options assumed
Basis       $   453               $    21               $   472          Cash and options assumed

  Consideration includes the cash paid, less any cash acquired, together with the value of any stock issued and options assumed, but excludes any debt assumed.

For the first half of 2000, $83 million was allocated to purchased in-process research and development (IPR&D) and expensed upon acquisition of the above companies. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. Discount rates were derived from weighted average cost of capital analysis, adjusted to reflect the relative risks inherent in each entity's development process. The IPR&D charge includes the fair value of IPR&D completed. The fair value assigned to developed technology is included in identified intangible assets, and no value is assigned to IPR&D to be completed or to future development. Intel believes the amounts determined for IPR&D, as well as developed technology, are representative of fair value and do not exceed the amounts an independent party would pay for these projects.

In addition to the transactions described above, Intel also purchased other businesses in smaller transactions. The charge for IPR&D related to the other acquisitions was not significant. The total amount allocated to goodwill and identified intangibles for these transactions was $102 million, which represents a substantial majority of the consideration for these transactions.

The consolidated condensed financial statements include the operating results of acquired businesses from the dates of acquisition. The operating results of Ambient and GIGA since their acquisition have been included in the operating results of the Network Communications Group operating segment. The operating results of Picazo and Basis since their acquisition have been included in the operating results of the Communications Product Group operating segment. These groups have been included in the "all other" category for segment reporting purposes.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

ACQUISITIONS (CONTINUED)

The pro forma information below assumes that companies acquired in 2000 and 1999 had been acquired at the beginning of 1999 and includes the effect of amortization of goodwill and other identified intangibles from that date. The impact of charges for IPR&D has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisitions taken place at the beginning of 1999.


                                              Three Months Ended         Six Months Ended
                                              --------------------        ------------------
                                              July 1,   June 26,         July 1,   June 26,
(in millions, except per share amounts)        2000      1999             2000       1999
                                               ----      ----             ----       ----
Net revenues                                  $ 8,312   $ 6,989          $16,337   $14,322
Net income                                    $ 3,148   $ 1,438          $ 5,820   $ 3,110
Basic earnings per common share               $  0.47   $  0.22          $  0.87   $  0.47
Diluted earnings per common share             $  0.45   $  0.21          $  0.83   $  0.45

GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES

Net goodwill and other acquisition-related intangibles at the end of each period consisted of the following (in millions):


                                           July 1,      Dec. 25,
                         Life in Years      2000          1999
                         -------------      ----          ----
Goodwill                    2-6          $ 5,283       $ 4,124
Developed technology        3-6              757           612
Other intangibles           2-6              200           198
                                         -------       -------
Total                                    $ 6,240       $ 4,934
                                         =======       =======

Other intangibles include items such as trademarks, workforce-in-place and customer lists. The total balances presented above are net of total accumulated amortization of $1,160 million and $471 million at July 1, 2000 and December 25, 1999, respectively.

Amortization of goodwill and other acquisition-related intangibles of $707 million for the first half of 2000 consisted of $594 million of amortization of goodwill and $113 million of amortization of other acquisition-related intangibles, a majority of which was related to developed technology.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

MTH RESERVE

In May 2000, the company announced that it would replace motherboards that have a defective memory translator hub (MTH) component that enables SDRAM memory to work with the Intel-R- 820 Chipset. The MTH component began shipping in November 1999, with a substantial majority of Intel's shipments occurring in the first quarter of 2000. The company estimates that fewer than one million boards or systems with the MTH component were shipped to end users. In the first quarter of 2000, the company recorded a revenue reserve for chipsets and motherboards with the MTH component that remained in raw materials inventories at Intel's customers and which could be returned to Intel for credit. The company also recorded additional inventory reserves related to these products. In the second quarter of 2000, the company was able to estimate the cost of the motherboard replacement program and recorded a $200 million reserve. For the six months ended July 1, 2000, the total impact on gross margin of the revenue and inventory reserves and the estimated cost of the motherboard replacement program was approximately $253 million.
As of July 1, 2000, the balance in the reserve was approximately $180 million.

INCOME TAX BENEFIT

In March of 2000, the Internal Revenue Service closed its examination of the company's tax returns for years up to and including 1998. Resolution was reached on a number of issues including adjustments related to the intercompany allocation of profits. As part of this closure, the company reversed previously accrued taxes, reducing the tax provision for the first quarter of 2000 by $600 million, or approximately $0.09 per share.

COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows (in millions):

                                 Three Months Ended       Six Months Ended
                                 ------------------       ----------------
                                 July 1,   June 26,       July 1,   June 26,
                                  2000      1999           2000      1999
                                  ----      ----           ----      ----
Net income                       $ 3,137   $ 1,749        $ 5,833   $ 3,748
Change in net unrealized gain on
  available-for-sale investments  (2,108)      260           (815)      527
                                 -------   -------        -------   -------
Total                            $ 1,029   $ 2,009        $ 5,018   $ 4,275
                                 =======   =======        =======   =======

Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

COMMITMENTS

During May 2000, the company announced that it had entered into an agreement to form a new company with Excalibur Technologies Corporation. Intel expects to contribute its Interactive Media Services division to the new company and invest approximately $155 million in cash. The new company is intended to enable owners of branded content, such as sports and entertainment, to produce and securely sell their audio and video content over the Internet. The completion of this transaction is subject to regulatory review, Excalibur stockholder approval and other normal closing conditions.

During August 2000, the company announced that it had entered into a definitive agreement to acquire privately held Trillium Digital Systems, Inc. for a total of approximately $300 million in cash and unregistered Intel common stock. Trillium is a provider of communications software solutions which are used by suppliers of wireless, Internet, broadband and telephony products. The completion of this acquisition is subject to regulatory review and normal closing conditions. This acquisition is expected to be accounted for using the purchase method of accounting.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

CONTINGENCIES

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

OPERATING SEGMENT INFORMATION

Intel is organized into five product-line operating segments, the Intel Architecture Group, the Wireless Communications and Computing Group, the Network Communications Group, the Communications Products Group, and the New Business Group.

Although the company has five operating segments, only the Intel Architecture Group is a reportable segment. The Intel Architecture Group's products include microprocessors, motherboards and other related board-level products, including chipsets.

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

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)


OPERATING SEGMENT INFORMATION (CONTINUED)
Segment information is summarized as follows (in millions):

                                Three Months Ended          Six Months Ended
                                ------------------          ----------------
                                July 1,   June 26,         July 1,   June 26,
                                 2000      1999             2000      1999
                                 ----      ----             ----      ----
Intel Architecture Group:
-------------------------
  Revenues                      $ 6,952   $ 5,559          $13,533   $11,988
  Operating profit              $ 3,257   $ 2,305          $ 6,267   $ 5,249

All other:
----------
  Revenues                      $ 1,348   $ 1,187          $ 2,760   $ 1,861
  Operating (loss) profit       $  (849)  $    15          $(1,305)  $  (292)

Total:
------
  Revenues                      $ 8,300   $ 6,746          $16,293   $13,849
  Operating profit              $ 2,408   $ 2,320          $ 4,962   $ 4,957

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF
1999

Intel's net revenues in Q2 2000 increased by 23% compared to Q2 1999. The increase in net revenues was primarily due to higher unit sales volume of microprocessors within the Intel Architecture Group operating segment, partially offset by lower prices. Net revenues for the Intel Architecture Group increased 25% in Q2 2000 compared to Q2 1999. However, if the change in the reserve for deferred income on shipments to distributors had been allocated to the operating segments, net revenues for the Intel Architecture Group would have increased approximately 16% in Q2 2000 compared to Q2 1999. The impact of this reserve is not allocated to the operating segments and is reflected in the "all other" category for segment reporting purposes. Additionally within the "all other" category, revenues from sales of flash memory grew significantly between these periods. Revenues from networking and communications products also grew significantly, primarily due to the impact of acquisitions made during the second half of 1999.

For Q2 2000, sales of microprocessors and related board-level products based on the P6 microarchitecture, which are included in the Intel Architecture Group's operations, comprised a substantial majority of Intel's consolidated net revenues and gross margin. For Q2 1999, these products represented a majority of the company's consolidated net revenues and a substantial majority of gross margin.

Cost of sales increased 20% in Q2 2000 compared to Q2 1999. Within the Intel Architecture Group operating segment, increased costs due to higher unit sales volume of microprocessors were largely offset by lower unit costs in Q2 2000. The lower unit costs in Q2 2000 were achieved primarily through redesigned microprocessor products with lower-cost packaging, including packaging using fewer purchased components, as well as factory efficiencies and lower purchase prices on purchased components. In addition, the cost of sales recorded in Q2 2000 includes a $200 million charge for the estimated costs associated with the memory translator hub (MTH) motherboard replacement program. The company's gross margin percentage increased to 60% in Q2 2000 from 59% in Q2 1999. The improvement in gross margin was primarily a result of lower unit costs of microprocessors in the Intel Architecture Group operating segment partially offset by the impact of lower prices for microprocessors and the MTH charge. In addition, improved demand and higher prices for flash memory in Q2 2000 also contributed to the improvement in gross margin. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $21 million for purchased in-process research and development (IPR&D) related to the acquisitions completed in Q2 2000, research and development spending increased $240 million, or 33%, in Q2 2000 compared to Q2 1999. This increase was primarily due to increased spending on product development programs including product development of companies acquired in the second half of 1999. Marketing, general and administrative expenses increased $299 million, or 32%, in Q2 2000 compared to Q2 1999, primarily due to increases for the Intel Inside-R- cooperative advertising program, profit-dependent bonus expenses, and marketing, general and administrative expenses from companies acquired in the second half of 1999. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles, operating expenses were 26% of net revenues in Q2 2000 and 25% of net revenues in Q2 1999.

In Q2 2000 the company recorded a charge of $21 million for IPR&D related to the acquisition of Basis Communications Corporation. There was no charge for IPR&D in Q2 1999. Amortization of goodwill and other acquisition-related intangibles increased to $394 million in Q2 2000 compared to $31 million in Q2 1999, primarily due to the impact of the acquisitions made in the second half of 1999.

Interest and other income increased to $2.4 billion in Q2 2000 compared to $301 million in Q2 1999 primarily due to a realized gain on the sale of a substantial majority of the company's holdings of Micron Technology, Inc. shares. Gains on investments in Q2 2000 were $2.1 billion compared to $158 million in Q2 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF 1999 (CONTINUED)

The company's effective income tax rate was approximately 33.9% in Q2 2000. Excluding the impact of non-deductible charges for IPR&D and amortization of goodwill, the company's effective income tax rate was approximately 31.9% for Q2 2000 compared to 33% in Q2 1999. The decreased rate in Q2 2000 compared to Q2 1999 reflects the impact of the resolution reached with the Internal Revenue Service in Q1 2000 on a number of issues including adjustments related to the intercompany allocation of profits.


RESULTS OF OPERATIONS - FIRST HALF OF 2000 COMPARED TO FIRST HALF OF 1999

Intel's net revenues for the first half of 2000 increased by 18% compared to the first half of 1999. The increase in net revenues was primarily due to higher unit sales volume of microprocessors within the Intel Architecture Group operating segment, partially offset by lower prices. Net revenues for the Intel Architecture Group increased 13% in the first half of 2000 compared to the first half of 1999. However, if the change in the reserve for deferred income on shipments to distributors had been allocated to the operating segments, net revenues for the Intel Architecture Group would have increased approximately 10% in the first half of 2000 compared to the first half of 1999. The impact of this reserve is not allocated to the operating segments and is reflected in the "all other" category for segment reporting purposes. Additionally within the "all other" category, revenues from sales of flash memory grew significantly between these periods. Revenues from networking and communications products also grew significantly, primarily due to the impact of acquisitions made during the second half of 1999.

Sales of microprocessors and related board-level products based on the P6 microarchitecture comprised a substantial majority of Intel's consolidated net revenues and gross margin for the first half of 2000. For the first half of 1999, these products represented a majority of the company's consolidated net revenues and a substantial majority of gross margin.

Cost of sales increased 11% in the first half of 2000 compared to the first half of 1999. Within the Intel Architecture Group operating segment, increased costs due to higher unit sales volume of microprocessors were largely offset by lower unit costs in the first half of 2000. The lower unit costs in the first half of 2000 were achieved primarily through redesigned microprocessor products with lower-cost packaging, including packaging using fewer purchased components, as well as factory efficiencies and lower purchase prices on purchased components. In addition, the cost of sales recorded in the first half of 2000 includes the impact of inventory reserves related to chipsets and motherboards with the defective MTH component and the charge for the motherboard replacement program. The company's gross margin percentage increased to 62% in the first half of 2000, up from 59% in first half of 1999. The improvement in gross margin was primarily a result of lower unit costs of microprocessors in the Intel Architecture Group operating segment partially offset by the impact of lower prices for microprocessors and the impact of the MTH issue. In addition, improved demand and higher prices for flash memory in the first half of 2000 also contributed to the improvement in gross margin. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $83 million for IPR&D related to the acquisitions completed in the first half of 2000, research and development spending increased $528 million, or 38%, in the first half of 2000 compared to the first half of 1999. This increase was primarily due to increased spending on product development programs including product development of companies acquired in the second half of 1999. Marketing, general and administrative expenses increased $532 million, or 29%, in the first half of 2000 compared to the first half of 1999, primarily due to increases for the Intel Inside cooperative advertising program, profit-dependent bonus expenses, and marketing, general and administrative expenses from companies acquired in the second half of 1999. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles, operating expenses were 26% of net revenues in the first half of 2000 and 23% of net revenues in the first half of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - FIRST HALF OF 2000 COMPARED TO FIRST HALF OF 1999 (CONTINUED)

In the first half of 2000, the company recorded $83 million in charges for IPR&D related to the acquisition of GIGA A/S, Basis and Ambient Technologies, Inc. The total charge for IPR&D for GIGA was approximately $52 million. GIGA specializes in the design of advanced high-speed communications chips used in optical networking and communications products that direct traffic across the Internet and corporate networks. One project, in the 10 gigabits-per-second
(Gbps) product group, accounted for 73% of the IPR&D value, with four remaining projects each contributing from 5% to 9% of the total IPR&D value. The in-process projects include the development of next generation integrated circuit devices featuring improved speed, efficiency and functionality for communications equipment. These projects ranged from 7% to 78% complete, with the 10 Gbps project approximately 61% complete. Expected completion dates for the projects range from Q2 2000 to Q2 2001, with total remaining costs to complete of approximately $12 million. The average discount rates used for GIGA were 20% for IPR&D projects, and 11% for developed technology. GIGA's weighted average cost of capital was 15%.

The estimated completion dates of certain IPR&D projects from companies acquired in 1999 were revised in the first half of 2000. For the Dialogic Corporation acquisition, the computer telephony (CT) server project, accounting for 35% of the value assigned to IPR&D, is now expected to be completed in Q4 2000. This project was originally scheduled to be completed in Q1 2000. For the Level One Communications, Inc. acquisition, one project related to high-end switches and accounting for 17% of the value assigned to IPR&D is now expected to be completed in Q4 2000. This project was originally scheduled to be completed in Q1 2000. For the DSP Communications acquisition, development efforts for one project based on CDMA (code division multiple access) frequency standards, which represented 30% of the value assigned to IPR&D, have been discontinued, with development efforts refocused on new and emerging market technologies built on the CDMA base. All other significant projects are substantially on schedule.

Failure to deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

Amortization of goodwill and other acquisition-related intangibles increased to $707 million in the first half of 2000 compared to $49 million in the first half of 1999, primarily due to the impact of the acquisitions made in second half of 1999.

Interest and other income increased to $3.0 billion in the first half of 2000 compared to $657 million in the first half of 1999, primarily due to a realized gain on the sale of a substantial majority of the company's holdings of Micron Technology, Inc. shares. Gains on investments in the first half of 2000 were $2.6 billion compared to $360 million in the first half of 1999.

The company's effective income tax rate was approximately 26.6% in the first half of 2000. Excluding the one-time benefit for the reversal in Q1 2000 of previously accrued taxes, and the impact of non-deductible charges for IPR&D and amortization of goodwill, the company's effective income tax rate was approximately 31.8% for the first half of 2000 compared to 33% in the first half of 1999. The decreased rate in the first half of 2000 compared to the first half of 1999 reflects the impact of the resolution reached with the Internal Revenue Service in Q1 2000 on a number of issues including adjustments related to the intercompany allocation of profits.


FINANCIAL CONDITION

The company's financial condition remains very strong. At July 1, 2000, total cash, trading assets, and short- and long-term investments, excluding marketable strategic equity securities, totaled $15.2 billion, up from $12.6 billion at December 25, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

The major sources of cash during the first half of 2000 were cash provided by operating activities of $6.4 billion and proceeds of $2.8 billion from sales of strategic equity securities. Major uses of cash during the period included $2.0 billion to repurchase 36.4 million shares of common stock and capital spending of $2.3 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity. The company also paid $1.9 billion in net cash for acquisitions, including the purchases of GIGA, Basis, Ambient and Picazo Communications, Inc. See "Outlook" for a discussion of capital expenditure expectations in 2000.

The company's five largest customers accounted for approximately 39% of net revenues for the first half of 2000. At July 1, 2000, the five largest customers accounted for approximately 39% of net accounts receivable.

At July 1, 2000, marketable strategic equity securities totaled $6.2 billion with approximately $4.6 billion in unrealized appreciation, a decrease in total value of $920 million compared to December 25, 1999 and a decrease in unrealized appreciation of approximately $1.3 billion. The decrease in value is primarily due to sales of appreciated equity securities partially offset by net appreciation and additional investments.

During May 2000, the company announced that it had entered into an agreement to form a new company with Excalibur Technologies Corporation. Intel expects to contribute its Interactive Media Services division to the new company and invest approximately $155 million in cash. The new company is intended to enable owners of branded content, such as sports and entertainment, to produce and securely sell their audio and video content over the Internet. The completion of this transaction is subject to regulatory review, Excalibur stockholder approval and other normal closing conditions.

During August 2000, the company announced that it had entered into a definitive agreement to acquire privately held Trillium Digital Systems, Inc. for a total of approximately $300 million in cash and unregistered Intel common stock. Trillium is a provider of communications software solutions which are used by suppliers of wireless, Internet, broadband and telephony products. The completion of this acquisition is subject to regulatory review and normal closing conditions.

The company believes that it has the financial resources needed to meet business requirements for the next twelve months, including potential future acquisitions or strategic investments, capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and the dividend program.


OUTLOOK

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers or acquisitions that had not closed as of the end of the second quarter of 2000.

Intel's goal is to be the preeminent building block supplier to the worldwide Internet economy. The company's primary focus areas are the client platform, the server platform, networking and communications, and solutions and services. The company's five product-line operating segments support these initiatives.

The Intel Architecture Group operating segment supports the client and server platform initiatives. Intel's strategy for client and server platforms is to introduce ever higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. In line with this strategy, during the second quarter of 2000, the company introduced higher performance microprocessors based on the P6 microarchitecture specifically for each computing segment: desktop and mobile versions of the Intel-R- Celeron-TM- processor for the value segment; desktop and mobile versions of the Pentium-R- III processor for home and business

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

applications, and for entry-level servers and workstations; and Pentium-R- III Xeon-TM- processors for mid-range and high-end servers and workstations.

In the second half of 2000, the company expects to introduce a new generation of desktop microprocessors under the Pentium-R- 4 brand name. The Pentium 4 processor is designed for consumers who want to take advantage of the latest Web technologies like broadband, interactive 3-D and streaming audio and video. Also in the second half of 2000, the company expects to ship processors based on the IA-64 architecture, under the Itanium-TM- brand, for systems used by information technology end-users in pilot installations, and expects to begin recording revenue during the fourth quarter of 2000. Pilot systems will be followed by the release of generally available system hardware, operating systems environments, and application solutions, following industry practice for enterprise computing systems.

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

The client platform strategy also includes providing low-power processors and flash memory for handheld wireless devices. The Wireless Communications and Computing Group supports the handheld wireless device initiatives.

In the network and communications infrastructure area, Intel's strategy is to deliver both the system-level communications products and solutions, and component-level silicon building blocks for networking and communications systems. The Communications Products Group operating segment supports initiatives to deliver the system-level communications products and solutions directed at service providers running e-Business data centers. The Communications Products Group also provides component-level products for converged voice and data communications systems for the telecommunications industry. The Network Communications Group operating segment supports initiatives to deliver component-level networking products for home and small- and medium-sized businesses. Intel has made acquisitions and expects to make additional acquisitions to grow new networking and communications areas.

Intel also intends to build new service businesses around the Internet. Intel-R- Online Services, which provides Web hosting and e-Commerce services for customers, is part of this initiative. Intel intends to deliver a consistent worldwide platform for developing and delivering e-Business solutions. The New Business Group operating segment supports these service business initiatives.

Intel expects to grow revenues in the networking, communications and wireless businesses by 50% or more in 2000. Intel's expectations for growth in these areas, as well as in new service businesses, are subject to the company's ability to acquire businesses as well as integrate and operate them successfully, and to grow new businesses internally.

The company expects revenue for the third quarter of 2000 to be up from the second quarter revenue of $8.3 billion. The company's financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture Group. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related motherboards, purchased components and other semiconductor products, all of which are difficult to forecast. Because of the wide price difference among types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's revenues. Revenue is also subject to the impact of economic conditions in various geographic regions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

The company expects the gross margin percentage in the third quarter of 2000 to be 63% to 64%. Based on first half results and current expectations, Intel's gross margin expectation for 2000 is 63%, plus or minus a few points, including the impact of all costs associated with the MTH motherboard replacement program. The company's gross margin percentage in any period varies depending on the mix of types and speeds of processors sold as well as the mix of microprocessors and related motherboards and purchased components. The company has been implementing new packaging formats that have reduced costs on certain microprocessor products and are expected to continue to have a positive impact on product unit costs as the transition continues. Over the remainder of 2000, the company also expects to have reduced costs due to continued productivity improvement on its existing manufacturing processes, including the 0.18-micron manufacturing process. In the second half of 2000, these unit cost reductions are expected to be partially offset by increases in start-up costs. Various other factors (including unit volumes, yield issues associated with production at factories, ramp of new technologies, the reusability of factory equipment, the estimate of the MTH motherboard replacement rate, insufficient or excess inventory, inventory obsolescence, variations in inventory valuation and mix of shipments of other semiconductor and non-semiconductor products) will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

Intel's primary goal is to get its advanced technology to the marketplace, and at the same time increase gross margin dollars. The company's plans to grow in non-microprocessor areas, particularly those areas that have the potential to expand networking and communications capabilities, are intended to increase gross margin dollars but may lower the gross margin percentage.

The company has expanded its semiconductor manufacturing and assembly and test capacity over the last few years, and continues to plan capacity based on the assumed continued success of its strategy and the acceptance of its products in specific market segments. The company currently expects that capital spending will be approximately $6.0 billion in 2000. This capital spending includes expected spending related to the next-generation 0.13-micron process technology, spending on new fabrication facility construction and equipment purchases to add 0.18-micron process capacity. This spending plan is dependent upon expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. Depreciation for the third quarter of 2000 is expected to be approximately $790 million. Depreciation for the full year 2000 is expected to be $3.4 billion, down from previous guidance of $3.5 billion. Amortization of goodwill and other acquisition-related intangibles is expected to be approximately $400 million in the third quarter and $1.5 billion for the full year 2000, up from previous guidance of $1.4 billion.

Spending on research and development, excluding IPR&D, and marketing, general and administrative expenses in the third quarter of 2000 is expected to be approximately 7% to 9% higher than second quarter expenses of $2.2 billion. Expense projections for the third quarter incorporate expected higher spending on marketing programs and research and development initiatives in new business areas. Expenses are dependent in part on the level of revenue.

Research and development spending, excluding IPR&D, for all of 2000 is expected to be approximately $4.0 billion, up from previous guidance of $3.9 billion.

The company expects interest and other income for the third quarter of 2000 to be approximately $800 million depending on interest rates, cash balances, equity market levels and volatility, the realization of expected gains on investments, including gains on investments acquired by third parties, and assuming no unanticipated items.

The company currently expects the tax rate for 2000 to be approximately 31.8%, excluding the one-time tax benefit related to the closure of the Internal Revenue Service audit of tax returns for years up to and including 1998, and the impact of any IPR&D and amortization of goodwill from both prior and potential future mergers or acquisitions. The tax rate is up slightly from previous guidance of 31.7%. This estimate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions.

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

The company's future results of operations and the other forward-looking statements contained in this outlook-in particular the statements regarding Intel's goals and strategies, statements regarding expected product introductions, expectations regarding additional acquisitions, intentions regarding building new service businesses around the Internet, revenues, pricing, gross margin, costs and continued productivity improvements, capital spending, depreciation and amortization, research and development expenses, marketing and general and administrative expenses, interest and other income, the tax rate, and pending legal proceedings-involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and growth in the computing industry in various geographic regions; changes in customer order patterns; competitive factors such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; development and timing of the introduction of compelling software applications; pricing pressures; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the manufacturing ramp, including the transition to the 0.18-micron process technology; shortage of manufacturing capacity; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); and litigation involving antitrust, intellectual property, consumer and other issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future net revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 25, 1999 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 33 of the Registrant's 1999 Annual Report to Stockholders.

The primary objective of the company's investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on a substantial majority of the company's marketable investments in long-term fixed rate debt securities are swapped to U.S. dollar LIBOR-based returns. The company considered the historical volatility of the three-month LIBOR rate experienced in the most recent twelve months and determined that it was reasonably possible that an adverse change of 80 basis points, or approximately 12% of the rate at the end of the quarter, could be experienced in the near term. A hypothetical 80-basis-point increase in interest rates would result in an approximate $15 million decrease in the fair value of the company's investments in debt securities as of July 1, 2000.

The company is exposed to equity price risk on the marketable portion of its portfolio of strategic equity securities. The company typically does not attempt to reduce or eliminate its market exposure on these securities. These investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in three sectors:
Internet, semiconductor and networking. As of July 1, 2000, five equity positions constituted approximately 30% of the market value of the portfolio and no individual holding constituted 10% of the value. As of July 1, 2000, the company's investment in Micron Technology, Inc. was no longer significant and was not one of the five largest portfolio positions.

The company analyzed the historical movements over the past several years of high-technology stock indices that the company considered appropriate. Based on the analysis, the company estimated that it was reasonably possible that the prices of the stocks in the company's portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change, the company's marketable strategic equity securities would decrease in value by approximately $1.9 billion, based on the value of the portfolio as of July 1, 2000. The portfolio's concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio's price volatility. This estimate is not necessarily indicative of future performance and actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Reference is made to Item 3, Legal Proceedings in the Registrant's Annual Report on Form 10-K for the year ended December 25, 1999 and Part II, Item 1, Legal Proceedings in the Registrant's Form 10-Q for the quarter ended April 1, 2000 for descriptions of legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intel Corporation's Annual Meeting of Stockholders held on May 17, 2000 the following proposals were adopted by the margins indicated. Due to the fact that the vote was held prior to the effective date of the two-for-one stock split, the following results are presented on a pre-split basis.

                                                              Number of Shares
                                                         Voted For              Withheld
                                                         ---------              --------
1. To elect a Board of Directors to hold office until
   the next Annual Meeting of Stockholders or until
   their respective successors have been elected or
   appointed.

          C. Barrett                                      2,843,066,607        12,692,671
          J. Browne                                       2,842,433,616        13,325,662
          W. Chen                                         2,843,218,130        12,541,148
          A. Grove                                        2,843,395,123        12,364,155
          J. Guzy                                         2,843,047,044        12,712,234
          G. Moore                                        2,842,212,182        13,547,096
          D. Pottruck                                     2,842,948,796        12,810,482
          J. Shaw                                         2,843,100,346        12,658,932
          L. Vadasz                                       2,842,254,338        13,504,940
          D. Yoffie                                       2,842,571,191        13,188,087
          C. Young                                        2,842,051,274        13,708,004


                                                               Number of Shares
                                                               Voted
                                              Voted For       Against      Withheld       No Vote
                                             ----------      --------      --------      --------
2. To approve the amendment of the
   company's Restated Certificate of
   Incorporation to increase the number
   of authorized shares of common stock
   from 4.5 billion to 10 billion.          2,620,099,902    223,948,934   11,518,601     191,841

                                                               Number of Shares
                                                               Voted
                                              Voted For        Against     Withheld       No Vote
                                              ---------        -------     --------       -------
3. To ratify the amendment and extension
   of the Executive Officer Bonus Plan      2,727,071,474     107,215,029  21,307,119     165,656

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

                                                              Number of Shares
                                                               Voted
                                              Voted For        Against     Withheld       No Vote
                                              ---------        -------     --------       -------
4. To ratify the appointment of the
   accounting firm of Ernst & Young LLP
   as independent auditors for the company
   for the current year.                    2,841,156,062     4,001,735   10,601,481         0


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        3.1 Certificate of Amendment to the Restated Certificate of Incorporation of Intel Corporation dated May 18, 2000.

        12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

        27     Financial Data Schedule.


(b)     Reports on Form 8-K

        1) On April 21, 2000, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter ended April 1, 2000 and forward-looking statements relating to 2000, the second quarter of 2000 and the second half of 2000 as presented in a press release of April 18, 2000.

        2) On May 11, 2000, Intel filed a report on Form 8-K relating to an announcement regarding replacement of motherboards with a defective memory translator hub component as presented in a press release of May 10, 2000.

        3) On June 22, 2000, Intel filed a report on Form 8-K relating to an announcement regarding an update to Q2 2000 interest and other income and the estimated remaining charge for the replacement of motherboards with a defective memory translator hub component as presented in a press release of June 20, 2000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTEL CORPORATION
                                         (Registrant)





Date:  August 11, 2000                   By:  /s/  ANDY D. BRYANT
                                              -------------------
                                              Andy D. Bryant
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Principal Accounting Officer