Form 10-Q
period 2000-09-30
INTEL CORP
filed 2000-11-14
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934
         For the quarterly period ended September 30, 2000

                                      OR
       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from          to
                                        --------    --------


Commission file number  0-6217
                        ------

                              INTEL CORPORATION
           (Exact name of registrant as specified in its charter)

      Delaware                                       94-1672743
      --------                                       ----------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)


2200 Mission College Boulevard, Santa Clara, California     95052-8119
-------------------------------------------------------     ----------
     (Address of principal executive offices)               (Zip Code)

                          (408) 765-8080
                          --------------
           (Registrant's telephone number, including area code)

                                     N/A
                                -------------
           (Former name, former address, and former fiscal year,
                         if changed since last report)

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

      Class                                Outstanding at September 30, 2000
Common stock, $0.001 par value                    6,730 million

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share amounts)


                                                      Three Months Ended     Nine Months Ended
                                                     -------------------    --------------------
                                                     Sept. 30,  Sept. 25,   Sept. 30,  Sept. 25,
                                                       2000       1999        2000       1999
                                                     ---------  ---------   ---------  ---------
Net revenues                                          $  8,731   $  7,328   $  25,024  $  21,177
Costs and expenses:
  Cost of sales                                          3,148      3,026       9,420      8,660
  Research and development                                 977        840       2,899      2,234
  Marketing, general and administrative                  1,321        952       3,668      2,767
  Amortization of goodwill and other acquisition-
   related intangibles and costs                           420        121       1,127        170
  Purchased in-process research and development              8        333          91        333
                                                     ---------  ---------   ---------  ---------
Operating costs and expenses                             5,874      5,272      17,205     14,164
                                                     ---------  ---------   ---------  ---------

Operating income                                         2,857      2,056       7,819      7,013
Gains on investments, net                                  716        195       3,309        556
Interest expense                                            (5)        (8)        (26)       (28)
Interest income and other, net                             255        129         664        425
                                                     ---------  ---------   ---------  ---------
Income before taxes                                      3,823      2,372      11,766      7,966

Provision for taxes                                      1,314        914       3,424      2,760
                                                     ---------  ---------   ---------  ---------

Net income                                            $  2,509   $  1,458    $  8,342   $  5,206
                                                     =========  =========   =========  =========
Basic earnings per common share                      $    0.37  $    0.22   $    1.24  $    0.78
                                                     =========  =========   =========  =========
Diluted earnings per common share                    $    0.36  $    0.21   $    1.19  $    0.75
                                                     =========  =========   =========  =========
Cash dividends declared per
  common share                                       $   0.020  $   0.030   $   0.070  $   0.055
                                                     =========  =========   =========  =========

Weighted average common shares outstanding               6,719      6,650       6,704      6,639
                                                     =========  =========   =========  =========
Weighted average common shares outstanding,
  assuming dilution                                      7,007      6,943       7,002      6,930
                                                     =========  =========   =========  =========



See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions)


                                                        Sept. 30,          Dec. 25,
                                                          2000               1999
                                                          ----               ----
                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $   6,434         $   3,695
  Short-term investments                                   7,170             7,705
  Trading assets                                             403               388
  Accounts receivable, net                                 4,574             3,700
  Inventories:
    Raw materials                                            334               183
    Work in process                                          926               755
    Finished goods                                           676               540
                                                       ---------         ---------
                                                           1,936             1,478
                                                       ---------         ---------
  Deferred tax assets                                        736               673
  Other current assets                                       257               180
                                                       ---------         ---------
Total current assets                                      21,510            17,819
                                                       ---------         ---------

Property, plant and equipment                             26,037            23,557
Less accumulated depreciation                             12,623            11,842
                                                       ---------         ---------
Property, plant and equipment, net                        13,414            11,715
Marketable strategic equity securities                     4,548             7,121
Other long-term investments                                1,770               790
Goodwill and other acquisition-related intangibles, net    6,163             4,934
Other assets                                               1,608             1,470
                                                       ---------         ---------
TOTAL ASSETS                                           $  49,013         $  43,849
                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                      $     336          $     230
  Accounts payable                                         2,360              1,370
  Accrued compensation and benefits                        1,381              1,454
  Deferred income on shipments to distributors               716                609
  Accrued advertising                                        725                582
  Other accrued liabilities                                1,621              1,159
  Income taxes payable                                     1,386              1,695
                                                       ---------          ---------
Total current liabilities                                  8,525              7,099
                                                       ---------          ---------
Long-term debt                                               610                955
Deferred tax liabilities                                   2,173              3,130
Put warrants                                                   -                130
Stockholders' equity:
  Preferred stock                                              -                  -
  Common stock and capital in excess
    of par value                                           8,643              7,316
  Acquisition-related unearned stock compensation            (96)                 -
  Retained earnings                                       27,254             21,428
  Accumulated other comprehensive income                   1,904              3,791
                                                        ---------         ---------
Total stockholders' equity                                37,705             32,535
                                                        ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  49,013          $  43,849
                                                        =========         =========


See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)


                                                                       Nine Months Ended
                                                                       -----------------
                                                                     Sept. 30,     Sept. 25,
                                                                       2000          1999
                                                                       ----          ----
Cash flows provided by (used for) operating activities:
Net income                                                           $   8,342    $   5,206
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation                                                           2,463        2,338
  Amortization of goodwill and other acquisition-related
   intangibles and costs                                                 1,127          170
  Purchased in-process research and development                             91          333
  Gains on investments, net                                             (3,309)        (556)
  Net loss on retirements of property, plant and equipment                  99          161
  Deferred taxes                                                          (108)        (216)
  Changes in assets and liabilities:
    Accounts receivable                                                   (839)         191
    Inventories                                                           (437)          17
    Accounts payable                                                       958          288
    Accrued compensation and benefits                                      (82)        (140)
    Income taxes payable                                                  (311)         201
    Tax benefit from employee stock plans                                  852          416
    Other assets and liabilities                                           603           38
                                                                     ---------    ---------
      Total adjustments                                                  1,107        3,241
                                                                     ---------    ---------

Net cash provided by operating activities                                9,449        8,447
                                                                     ---------    ---------

Cash flows provided by (used for) investing activities:
  Additions to property, plant and equipment                            (4,251)      (2,423)
  Acquisitions, net of cash acquired                                    (2,102)      (1,039)
  Purchases of available-for-sale investments                          (11,250)      (6,199)
  Sales of available-for-sale investments                                3,624          628
  Maturities of available-for-sale investments                          10,324        6,028
  Other investing activities                                              (522)        (537)
                                                                     ---------    ---------
Net cash used for investing activities                                  (4,177)      (3,542)
                                                                     ---------    ---------
Cash flows provided by (used for) financing activities:
  Increase in short-term debt, net                                         106            3
  Additions to long-term debt                                               11           28
  Retirements of long-term debt                                            (46)           -
  Proceeds from sales of shares through employee stock plans and other     737          493
  Proceeds from sales of put warrants                                        -           20
  Repurchase and retirement of common stock                             (3,006)      (3,709)
  Payment of dividends to stockholders                                    (335)        (266)
                                                                     ---------    ---------
Net cash used for financing activities                                  (2,533)      (3,431)
                                                                     ---------    ---------
Net increase in cash and cash equivalents                            $   2,739    $   1,474
                                                                     =========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                          $      32    $      31
   Income taxes                                                      $   2,987    $   2,348


See Notes to Consolidated Condensed Financial Statements.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 25, 1999. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company's Annual Report on Form 10-K for the year ended December 25, 1999. Certain amounts for prior periods have been reclassified to conform to the current presentation. All share, per share and warrant amounts in prior periods have been restated to reflect the two-for-one stock split, effected as a special stock distribution on July 30, 2000.

DIVIDEND POLICY

The company's dividend policy generally results in the Board of Directors considering two dividend declarations in each of the first and third quarters of the year, with dividend payments made quarterly. However, in conjunction with the stock split announcement in the second quarter of 2000, the Board of Directors declared a quarterly dividend that was paid on September 1, 2000, and at the same time the Board of Directors approved an increase in the quarterly dividend from $0.015 to $0.02 per share. Only one dividend was declared in the third quarter, for $0.02 per share, payable December 1, 2000 to shareholders of record on November 7, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

The company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of its fiscal year 2001. The standard will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. Management believes appropriate systems and processes will be in place prior to adoption in order to comply with the requirements of the standard. The primary impact on adoption is expected to result from the recognition of the fair value of investments in equity warrants. The adjustment for the cumulative effect of adoption in the first quarter of 2001 will depend on the actual holdings of derivative instruments and the market conditions on the date of adoption, but could result in an addition to net income per share of as much as $0.02, on an after-tax basis.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For Intel, SAB 101 becomes effective in the fourth quarter of 2000. The company believes that it is in compliance with SAB 101.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

EARNINGS PER SHARE

A reconciliation of the shares used in the computation of the company's basic and diluted earnings per common share is as follows (in millions):


                                           Three Months Ended         Nine Months Ended
                                           ------------------         -----------------
                                          Sept. 30,  Sept. 25,       Sept. 30,  Sept. 25,
                                            2000       1999            2000       1999
                                            ----       ----            ----       ----
Weighted average common shares
   outstanding                               6,719      6,650           6,704      6,639
Dilutive effect of:
   Employee stock options                      283        289             291        290
   Convertible notes                             5          4               7          1
                                             -----      -----           -----      -----
Weighted average common shares
   outstanding, assuming dilution            7,007      6,943           7,002      6,930
                                             =====      =====           =====      =====

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and the assumed conversion of the convertible notes for the period they were outstanding (see Long-Term Debt note). Certain of the company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future. Net income for the purpose of computing diluted earnings per common share is not materially affected by the assumed conversion of the convertible notes.

STOCK REPURCHASE PROGRAM

During the first nine months of 2000, the company repurchased 50.7 million shares of common stock under the company's authorized repurchase program at a cost of $3.0 billion. As of September 30, 2000, approximately 149.5 million shares remained available for repurchase under the program.

PUT WARRANTS

In a series of private placements during the 1991-1999 period, the company sold put warrants that entitled the holder of each warrant to sell to the company, by physical delivery, one share of common stock at a specified price. The four million put warrants that were outstanding at December 25, 1999 expired unexercised in the first quarter of 2000.

INTEREST INCOME AND OTHER

Interest income and other, net included (in millions):

                              Three Months Ended          Nine Months Ended
                             -------------------         ------------------
                            Sept. 30,  Sept. 25,        Sept. 30,  Sept. 25,
                              2000       1999             2000       1999
                              ----       ----             ----       ----
Interest income             $    267   $    152         $    672   $    456
Other, net                       (12)       (23)              (8)       (31)
                            --------   --------         --------   --------
Total                       $    255   $    129         $    664   $    425
                            ========   ========         ========   ========


INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

ACQUISITIONS

During the first nine months of 2000, the company completed several acquisitions, all of which have been accounted for using the purchase method of accounting.

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

In August 2000, the company acquired Trillium Digital Systems, Inc. in exchange for 2.6 million unregistered shares of Intel common stock, cash and options assumed. The portion of the purchase consideration related to 1.2 million shares and the intrinsic value of stock options related to future services, totaling $102 million, is contingent on the continued employment of certain key employees and is classified as Acquisition-Related Unearned Stock Compensation within Stockholders' Equity. This amount is being amortized over the period during which the services will be performed (see Acquisition-Related Unearned Stock Compensation note). Trillium is a provider of communications software solutions which are used by suppliers of wireless, Internet, broadband and telephony products.

These purchase transactions are further described below (in millions):


                                  Purchased             Goodwill
  Entity                      In-Process Research   and Identified
   Name      Consideration     and Development        Intangibles     Form of Consideration
---------    -------------    -------------------   --------------    ---------------------
Ambient        $    148          $    10               $    135       Cash and options assumed
GIGA           $  1,247          $    52               $  1,184       Cash
Picazo         $    120          $     -               $    120       Cash and options assumed
Basis          $    453          $    21               $    472       Cash and options assumed
Trillium       $    277          $     8               $    232       Common stock, cash and
                                                                      options assumed


Consideration includes the cash paid, less any cash acquired, together with the value of any stock issued and options assumed, but excludes any debt assumed.

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

ACQUISITIONS (CONTINUED)

For the first nine months of 2000, $91 million was allocated to purchased in-process research and development (IPR&D) and expensed upon acquisition of the above companies. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. Discount rates were derived from weighted average cost of capital analysis, adjusted to reflect the relative risks inherent in each entity's development process. The IPR&D charge includes the fair value of IPR&D completed. The fair value assigned to developed technology is included in identified intangible assets, and no value is assigned to IPR&D to be completed or to future development. Intel believes the amounts determined for IPR&D, as well as developed technology, are representative of fair value and do not exceed the amounts an independent party would pay for these projects.

In addition to the transactions described above, Intel also purchased other businesses in smaller transactions. The charge for IPR&D related to the other acquisitions was not significant. The total amount allocated to goodwill and identified intangibles for these transactions was $207 million, which represents a substantial majority of the consideration for these transactions.

The consolidated condensed financial statements include the operating results of acquired businesses from the dates of acquisition. The operating results of Ambient, GIGA and Trillium since their acquisition have been included in the operating results of the Network Communications Group operating segment. The operating results of Picazo and Basis since their acquisition have been included in the operating results of the Communications Product Group operating segment. These groups have been included in the "all other" category for segment reporting purposes.

The pro forma information below assumes that companies acquired in 2000 and 1999 had been acquired at the beginning of 1999 and includes the effect of amortization of goodwill and other identified intangibles and costs from that date. The impact of charges for IPR&D has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisitions taken place at the beginning of 1999.


                                                   Three Months Ended         Nine Months Ended
                                                   ------------------         -----------------
                                                 Sept. 30,  Sept. 25,       Sept. 30,  Sept. 25,
(in millions, except per share amounts)            2000       1999            2000       1999
                                                   ----       ----            ----       ----
Net revenues                                     $  8,735   $  7,434        $ 25,086   $ 21,765
Net income                                       $  2,509   $  1,497        $  8,288   $  4,543
Basic earnings per common share                  $   0.37   $   0.22        $   1.24   $   0.68
Diluted earnings per common share                $   0.36   $   0.21        $   1.18   $   0.65

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES

Net goodwill and other acquisition-related intangibles at the end of each period consisted of the following (in millions):


                                                Sept. 30,      Dec. 25,
                             Life in Years        2000           1999
                             -------------        ----           ----
Goodwill                          2-6           $  5,168      $  4,124
Developed technology              3-6                793           612
Other intangibles                 2-6                202           198
                                                --------      --------
Total                                           $  6,163      $  4,934
                                                ========      ========



Other intangibles include items such as trademarks, workforce-in-place and customer lists. The total balances presented above are net of total accumulated amortization of $1.6 billion and $471 million at September 30, 2000 and December 25, 1999, respectively.

Amortization of goodwill and other acquisition-related intangibles and costs was $1.1 billion for the first nine months of 2000. This includes $942 million of amortization of goodwill, $179 million of amortization of other acquisition-related intangibles (a majority of which was related to developed technology) and $6 million of amortization of acquisition-related compensation costs (see Acquisition-Related Unearned Stock Compensation note).

MTH RESERVE

In May 2000, the company announced that it would replace motherboards that have a defective memory translator hub (MTH) component that enables SDRAM memory to work with the Intel-R- 820 Chipset. The MTH component began shipping in November 1999, with a substantial majority of Intel's shipments occurring in the first quarter of 2000. The company estimates that fewer than one million boards or systems with the MTH component were shipped to end users.
In the first quarter of 2000, the company recorded a revenue reserve for chipsets and motherboards with the MTH component that remained in raw materials inventories at Intel's customers and which could be returned to Intel for credit. The company also recorded additional inventory reserves related to these products. In the second quarter of 2000, the company was able to estimate the cost of the motherboard replacement program and recorded a $200 million reserve. For the nine months ended September 30, 2000, the total impact on gross margin of the revenue and inventory reserves and the estimated cost of the motherboard replacement program was approximately $253 million. As of September 30, 2000, the balance in the reserve was approximately $87 million. Management believes that the balance in the reserve is adequate for the estimated remaining costs of the motherboard replacement program.

LONG-TERM DEBT

During August of 2000, the company announced its intention to call the 4% convertible subordinated notes due 2004 issued by Level One Communications, Inc. In September, all of the notes were exchanged for approximately 7.4 million shares of unregistered Intel common stock. The notes had a principal amount of $115 million and a total carrying value of $207 million.

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

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

ACQUISITION-RELATED UNEARNED STOCK COMPENSATION

During the third quarter of 2000, the company recorded acquisition-related purchase consideration of $102 million as unearned stock-based compensation, in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that become exercisable as future services are provided by employees. The compensation is being recognized over the related employment period and the expense is included in the amortization of goodwill and other acquisition-related intangibles and costs. A total of $6 million of expense was recognized in the third quarter of 2000.

COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows (in millions):


                                               Three Months Ended         Nine Months Ended
                                               ------------------        ------------------
                                             Sept. 30,  Sept. 25,       Sept. 30,  Sept. 25,
                                               2000       1999            2000       1999
                                               ----       ----            ----       ----
Net income                                   $  2,509   $  1,458        $  8,342   $  5,206
Change in net unrealized gain on
  available-for-sale investments               (1,072)       929          (1,887)     1,456
                                              --------   --------        --------   --------
Total                                        $  1,437   $  2,387        $  6,455   $  6,662
                                              ========   ========        ========   ========


Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

COMMITMENTS

During May 2000, the company announced that it had entered into an agreement to form a new company with Excalibur Technologies Corporation. Upon completion of the transaction, the new company will be named Convera. Intel expects to contribute its Interactive Media Services division to Convera and invest approximately $155 million in cash. Convera is intended to enable owners of branded content, such as sports and entertainment, to produce and securely sell their audio and video content over the Internet. The completion of this transaction is subject to regulatory review, Excalibur stockholder approval and other normal closing conditions.

CONTINGENCIES

In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama for patent infringement and generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents, and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief, damages and prejudgment interest, and further alleges that Intel's infringement is willful and that any damages awarded should be trebled. Intergraph's expert witness has claimed that Intergraph is entitled to damages of approximately $2.2 billion for Intel's alleged patent infringement, $500 million for the alleged antitrust violations and an undetermined amount for alleged state law violations. Intel has counterclaimed that the Intergraph patents are invalid and further alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In October 1999, the court reconsidered an earlier adverse ruling and granted Intel's motion for summary judgment that the Intergraph patents are licensed to Intel, and dismissed all of Intergraph's patent infringement claims with prejudice. Intergraph has appealed this ruling. In November 1999, the Court of Appeals for the Federal Circuit reversed the District Court's April 1998 order requiring Intel to continue to deal with Intergraph on the same terms as it treats allegedly similarly situated customers with respect to confidential information and products supply. In March 2000, the District Court issued an order granting Intel summary judgment

INTEL CORPORATION, NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

CONTINGENCIES (CONTINUED)

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

The "all other" category includes revenues and earnings or losses for all operating segments other than the Intel Architecture Group. In addition, "all other" includes certain corporate-level operating expenses (primarily the amount by which total profit-dependent bonus expenses differ from a targeted level allocated to all of the operating segments) not allocated to operating segments.

Prior to the third quarter of 2000, changes in the reserve for deferred income on shipments to distributors were not allocated to the operating segments and therefore were included in the "all other" category in order to reconcile total revenues and operating profits. As of the third quarter of 2000, the revenue and operating profit related to changes in the distributor reserve have been allocated to the operating segments for internal management reporting and segment reporting. Information for prior periods has been restated to conform to the new presentation.

Segment information is summarized as follows (in millions):


                                Three Months Ended         Nine Months Ended
                                ------------------         -----------------
                               Sept. 30,  Sept. 25,      Sept. 30,  Sept. 25,
                                 2000       1999           2000       1999
                                 ----       ----           ----       ----

Intel Architecture Group:
-------------------------
  Revenues                     $  7,038   $  6,268       $ 20,449   $ 18,496
  Operating profit             $  3,457   $  2,731       $  9,612   $  8,120

All other:
----------
  Revenues                     $  1,693   $  1,060       $  4,575   $  2,681
  Operating loss               $   (600)  $   (675)      $ (1,793)  $ (1,107)

Total:
------
  Revenues                     $  8,731   $  7,328        $ 25,024  $ 21,177
  Operating profit             $  2,857   $  2,056        $  7,819  $  7,013


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER OF 2000 COMPARED TO THIRD QUARTER OF
1999

Intel's net revenues in Q3 2000 increased by 19% compared to Q3 1999. Net revenues for the Intel Architecture Group operating segment increased 12% in Q3 2000 compared to Q3 1999. The increase in net revenues for the Intel Architecture Group was primarily due to higher unit sales volume of microprocessors as well as increased revenues from sales of chipsets. Additionally within the "all other" category for segment reporting purposes, revenues from sales of flash memory and networking and communications products grew significantly between these periods. As of the third quarter of 2000, the revenues related to changes in the distributor reserve have been allocated to the operating segments. Amounts for 1999 have been reclassified on a comparable basis.

For Q3 2000, sales of microprocessors and related board-level products based on the P6 microarchitecture, which are included in the Intel Architecture Group's operations, comprised a majority of Intel's consolidated net revenues and a substantial majority of gross margin. For Q3 1999, these products represented a substantial majority of the company's consolidated net revenues and gross margin.

Cost of sales increased 4% in Q3 2000 compared to Q3 1999. Within the Intel Architecture Group operating segment, cost of sales decreased primarily due to lower unit costs in Q3 2000, partially offset by increased costs due to higher sales volume of microprocessors and other products. The lower unit costs in Q3 2000 were achieved primarily through the continued transition to microprocessor products with lower-cost packaging as well as factory efficiencies. Increased costs due to higher sales volume of products within the "all other" category more than offset decreased costs in the Intel Architecture Group. The company's gross margin percentage increased to 64% in Q3 2000 from 59% in Q3 1999. The improvement in gross margin was primarily a result of lower unit costs of microprocessors in the Intel Architecture Group. In addition, improved demand and higher prices for flash memory in Q3 2000 also contributed to the improvement in gross margin. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $8 million for purchased in-process research and development (IPR&D) related to the acquisitions completed in Q3 2000, research and development spending increased $137 million, or 16%, in Q3 2000 compared to Q3 1999. This increase was primarily due to increased spending on product development programs, including product development of companies acquired since Q3 1999. Marketing, general and administrative expenses increased $369 million, or 39%, in Q3 2000 compared to Q3 1999, primarily due to increases for the Intel Inside-R- cooperative advertising program, profit-dependent bonus expenses, and marketing, general and administrative expenses from companies acquired. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles and costs, operating expenses were 26% of net revenues in Q3 2000 and 24% of net revenues in Q3 1999.

In Q3 2000, the company recorded a charge of $8 million for IPR&D related to the acquisition of Trillium Digital Systems, Inc. In Q3 1999, the company recorded a charge of $333 million for IPR&D primarily related to the acquisitions of Dialogic Corporation and Level One Communications, Inc. Amortization of goodwill and other acquisition-related intangibles and costs increased to $420 million in Q3 2000 compared to $121 million in Q3 1999, primarily due to the increased level of acquisitions since Q3 1999.

Gains on investments amounted to $716 million in Q3 2000 and $195 million in Q3 1999, primarily resulting from sales of marketable strategic equity securities. Interest and other income increased to $255 million in Q3 2000 compared to $129 million in Q3 1999 primarily due to higher interest income. The increase in interest income is due to higher average investment balances and higher interest rates in Q3 2000 compared to Q3 1999.

The company's effective income tax rate was approximately 34.4% in Q3 2000. Excluding the impact of non-deductible charges for IPR&D and amortization of goodwill, the company's effective income tax rate was approximately 31.8% for Q3 2000 compared to approximately 33% in Q3 1999. The decreased rate in Q3 2000 compared to Q3 1999 reflects the impact of the resolution reached with the Internal Revenue Service in Q1 2000 on a number of issues including adjustments related to the intercompany allocation of profits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2000 COMPARED TO FIRST NINE MONTHS OF 1999

Intel's net revenues for the first nine months of 2000 increased by 18% compared to the first nine months of 1999. Net revenues for the Intel Architecture Group operating segment increased 11% in the first nine months of 2000 compared to the first nine months of 1999. The increase in net revenues for the Intel Architecture Group was primarily due to higher unit sales volume of microprocessors partially offset by lower prices. Additionally within the "all other" category for segment reporting purposes, revenues from sales of flash memory and networking and communications products grew significantly between these periods.

Sales of microprocessors and related board-level products based on the P6 microarchitecture comprised a majority of Intel's consolidated net revenues and a substantial majority of gross margin for the first nine months of 2000. For the first nine months of 1999, these products represented a substantial majority of the company's consolidated net revenues and gross margin.

Cost of sales increased 9% in the first nine months of 2000 compared to the first nine months of 1999. Within the Intel Architecture Group operating segment, cost of sales decreased primarily due to lower unit costs in the first nine months of 2000, partially offset by increased costs due to higher sales volume of microprocessors and other products. The lower unit costs in the first nine months of 2000 were achieved primarily through the continued transition to redesigned microprocessor products with lower-cost packaging as well as factory efficiencies. Lower unit costs within the Intel Architecture Group were also partially offset by the costs recorded in the first nine months of 2000 for the impact of inventory reserves related to chipsets and motherboards with the defective MTH component and the charge for the motherboard replacement program. Increased costs due to higher sales volume of products within the "all other" category more than offset decreased costs from the Intel Architecture Group. The company's gross margin percentage increased to 62% in the first nine months of 2000, up from 59% in first nine months of 1999. The improvement in gross margin was primarily a result of lower unit costs of microprocessors in the Intel Architecture Group, partially offset by the impact of lower sales prices for microprocessors and the impact of the MTH issue. In addition, improved demand and higher prices for flash memory in the first nine months of 2000 also contributed to the improvement in gross margin. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $91 million for IPR&D related to the acquisitions completed in the first nine months of 2000, research and development spending increased $665 million, or 30%, in the first nine months of 2000 compared to the first nine months of 1999. This increase was primarily due to increased spending on product development programs including product development of companies acquired. Marketing, general and administrative expenses increased $901 million, or 33%, in the first nine months of 2000 compared to the first nine months of 1999, primarily due to increases for the Intel Inside cooperative advertising program, profit-dependent bonus expenses, and marketing, general and administrative expenses from companies acquired. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles and costs, operating expenses were 26% of net revenues in the first nine months of 2000 and 24% of net revenues in the first nine months of 1999.

In the first nine months of 2000, the company recorded $91 million in charges for IPR&D related to the acquisition of GIGA A/S, Basis Communications Corporation, Trillium and Ambient Technologies, Inc. The total charge for IPR&D for GIGA was approximately $52 million. GIGA specializes in the design of advanced high-speed communications chips used in optical networking and communications products that direct traffic across the Internet and corporate networks. One project, in the 10 gigabits-per-second (Gbps) product group, accounted for 73% of the IPR&D value, with four remaining projects each contributing from 5% to 9% of the total IPR&D value. The in-process projects include the development of next generation integrated circuit devices featuring improved speed, efficiency and functionality for communications equipment. These projects ranged from 7% to 78% complete, with the 10 Gbps project approximately 61% complete. Expected completion dates for the projects range from Q2 2000 to Q2 2001, with total remaining costs to complete of approximately $12 million. The average discount rates used for GIGA were 20% for IPR&D projects, and 11% for developed technology. GIGA's weighted average cost of capital was 15%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2000 COMPARED TO FIRST NINE MONTHS OF 1999 (CONTINUED)

The estimated completion dates of certain IPR&D projects from companies acquired in 1999 were revised in the first nine months of 2000. For the Dialogic Corporation acquisition, the computer telephony (CT) server project, accounting for 35% of the value assigned to IPR&D, is now expected to be completed in Q4 2000. This project was originally scheduled to be completed in Q1 2000. For the Level One Communications, Inc. acquisition, one project related to digital subscriber lines and accounting for 13% of the value assigned to IPR&D, originally expected to be completed in Q2 2000, is now expected to be completed in Q1 2001. A project for Level One Communications related to high-end switches and accounting for 17% of the value assigned to IPR&D is now complete. This project was originally scheduled to be completed in Q1 2000 and was subsequently revised to Q4 2000. For the DSP Communications acquisition, development efforts for three projects have revised plans. One project based on CDMA (code division multiple access) frequency standards, which accounted for 30% of the value assigned to IPR&D, has been discontinued, with development efforts refocused on new and emerging market technologies built on the CDMA base. One project based on PDC (personal digital cellular) standards and accounting for 10% of the value assigned to IPR&D originally scheduled to be completed in 2001 is now expected to be completed in Q1 2002. The third project based on TDMA Edge (time division multiple access) standards and accounting for 11% of the value assigned to IPR&D originally scheduled to be completed in 2003 is now expected to be completed in 2004. All other significant projects are substantially on schedule.

Failure to deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

Amortization of goodwill and other acquisition-related intangibles and costs increased to $1.1 billion in the first nine months of 2000 compared to $170 million in the first nine months of 1999, primarily due to the increased level of acquisitions.

Gains on investments in the first nine months of 2000 increased to $3.3 billion compared to $556 million in the first nine months of 1999 and include a realized gain on the sale of the company's holdings of Micron Technology, Inc. shares. Interest and other income increased to $664 million in the first nine months of 2000 compared to $425 million in the first nine months of 1999 primarily due to higher interest income. The increase in interest income is due to higher average investment balances and higher interest rates in the first nine months of 2000 compared to the first nine months of 1999.

The company's effective income tax rate was approximately 29.1% in the first nine months of 2000. Excluding the one-time benefit for the reversal in Q1 2000 of previously accrued taxes, and the impact of non-deductible charges for IPR&D and amortization of goodwill, the company's effective income tax rate was approximately 31.8% for the first nine months of 2000 compared to approximately 33% in the first nine months of 1999. The decreased rate in the first nine months of 2000 compared to the first nine months of 1999 reflects the impact of the resolution reached with the Internal Revenue Service in Q1 2000 on a number of issues including adjustments related to the intercompany allocation of profits.


FINANCIAL CONDITION

The company's financial condition remains very strong. At September 30, 2000, total cash, trading assets, and short- and long-term investments, excluding marketable strategic equity securities, totaled $15.8 billion, up from $12.6 billion at December 25, 1999.

The major sources of cash during the first nine months of 2000 were cash provided by operating activities of $9.4 billion and proceeds of $3.6 billion from sales of strategic equity securities. Major uses of cash during the period included $3.0 billion to repurchase 50.7 million shares of common stock and capital spending of $4.3 billion for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

property, plant and equipment, primarily for microprocessor manufacturing capacity. The company also paid $2.1 billion in net cash for acquisitions, including the purchases of GIGA, Basis, Ambient, Picazo Communications, Inc and Trillium. See "Outlook" for a discussion of capital expenditure expectations in 2000.

The company's five largest customers accounted for approximately 41% of net revenues for the first nine months of 2000. At September 30, 2000, the five largest customers accounted for approximately 39% of net accounts receivable.

At September 30, 2000, marketable strategic equity securities totaled $4.5 billion with approximately $2.9 billion in unrealized appreciation. Compared to December 25, 1999, the total value of marketable strategic equity securities decreased by approximately $2.6 billion and the unrealized appreciation decreased by approximately $2.9 billion. The decrease in value is primarily due to sales of appreciated equity securities and declines in market values partially offset by additional investments.

During May 2000, the company announced that it had entered into an agreement to form a new company (Convera) with Excalibur Technologies Corporation.
Intel expects to contribute its Interactive Media Services division to Convera and invest approximately $155 million in cash. Convera is intended to enable owners of branded content, such as sports and entertainment, to produce and securely sell their audio and video content over the Internet. The completion of this transaction is subject to regulatory review, Excalibur stockholder approval and other normal closing conditions.

The company believes that it has the financial resources needed to meet business requirements for the next twelve months, including potential future acquisitions or strategic investments, capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and the dividend program.


OUTLOOK

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions or other business combinations that had not closed as of the end of the third quarter of 2000.

Intel's goal is to be the preeminent building block supplier to the worldwide Internet economy. The company's primary focus areas are the client platform, the server platform, networking and communications, and solutions and services. The company's five product-line operating segments support these initiatives. The Intel Architecture Group operating segment supports the client and server platform initiatives. Intel's strategy for client and server platforms is to introduce ever higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. In line with this strategy, during the third quarter of 2000, the company introduced higher performance microprocessors based on the P6 microarchitecture specifically for different computing segments: a mobile version of the Intel-R- Celeron-TM-processor for the value segment; mobile versions of the Pentium-R- III processor for home and business applications; and a Pentium-R- III Xeon-TM-processor for mid-range and high-end servers and workstations. In addition, the Intel Architecture Group provides products and services to accelerate integration and deployment of Intel Architecture-based e-Business solutions.

In the fourth quarter of 2000, the company expects to introduce a new generation of desktop microprocessors based on the new Intel-R- NetBurst-TM-microarchitecture under the Pentium-R- 4 brand name. The Pentium 4 processor is designed for consumers who want to take advantage of the latest Web technologies like broadband, interactive 3-D and streaming audio and video. Subsequent to the end of the third quarter of 2000, the company began to ship processors based on the IA-64 architecture, under the Itanium-TM- brand, for systems used by information technology end-users in pilot installations.
Pilot systems will be followed by the release of generally available system hardware, operating systems environments, and application solutions, following industry practice for enterprise computing systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

Intel plans to cultivate new businesses as well as continue to work with the computing industry to expand Internet capabilities and product offerings, and develop compelling software applications that can take advantage of higher performance microprocessors and chipsets, thus driving demand toward Intel's newer products in each computing market segment. The company's microprocessor products compete with existing and future products in the various computing market segments. The company has recently experienced an increase in the competitive product offerings in the performance desktop market segment. The company may continue to take various steps, including reducing microprocessor prices and offering rebates at such times as it deems appropriate, in order to increase acceptance of its latest technology and to remain competitive within each relevant market segment.

The client platform strategy also includes providing low-power processors and flash memory for handheld wireless devices. The Wireless Communications and Computing Group supports the handheld wireless device initiatives.

In the network and communications infrastructure area, Intel's strategy is to deliver both the system-level communications products and solutions, and component-level silicon building blocks for networking and communications systems. The Communications Products Group operating segment supports initiatives to deliver the system-level communications products and solutions directed at service providers running e-Business data centers. The Communications Products Group plans to transition from a business model of selling Intel NetStructure-TM- products direct to service providers, distributors, resellers and OEMs (original equipment manufacturers), to a model where it increases its focus on providing communications building blocks to OEM customers. The Communications Products Group also provides component-level products for converged voice and data communications systems for the telecommunications industry. The Network Communications Group operating segment supports initiatives to deliver component-level networking products for home and small- and medium-sized businesses. Intel has made acquisitions and expects to make additional acquisitions to grow new networking and communications areas.

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

The company expects revenue for the fourth quarter of 2000 to be up 4% to 8% from third quarter revenue of $8.7 billion. The company's financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture Group. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets, motherboards, purchased components and other semiconductor products, all of which are difficult to forecast. Because of the wide price difference among types of microprocessors, this mix affects the average price Intel will realize and has a large impact on Intel's revenues. Revenue is also subject to the impact of economic conditions in various geographic regions.

The company expects the gross margin percentage in the fourth quarter of 2000 to be approximately 63%, plus or minus a point. The company's gross margin percentage in any period varies depending on the mix of types and speeds of processors sold as well as the mix of microprocessors and related motherboards and purchased components. In the fourth quarter of 2000, unit cost reductions due to the continued transition to microprocessor products with lower cost packaging and continued productivity improvements on existing manufacturing processes are expected to be largely offset by increases in start-up costs. Various other factors (including unit volumes, yield issues associated with production at factories, ramp of new technologies, shortage of manufacturing capacity and the company's ability to forecast demand and optimize the allocation of existing capacity across product lines, the reusability of factory equipment, the estimate of the MTH motherboard replacement rate, insufficient or excess inventory, inventory

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The company has expanded its semiconductor manufacturing and assembly and test capacity over the last few years, and continues to plan capacity based on the assumed continued success of its strategy and the acceptance of its products in specific market segments. The company currently expects that capital spending will be approximately $6.0 billion in 2000. This capital spending includes expected spending related to the next-generation 0.13-micron process technology, spending on new fabrication facility construction and equipment purchases to add 0.18-micron process capacity. If demand for the company's products does not continue to grow, revenues and gross margins could be adversely affected and manufacturing capacity could be underutilized. This spending plan is dependent upon expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. Depreciation for the fourth quarter of 2000 is expected to be approximately $865 million. Amortization of goodwill and other acquisition-related intangibles and costs is expected to be approximately $440 million in the fourth quarter.

Spending on research and development, excluding IPR&D, and marketing, general and administrative expenses in the fourth quarter of 2000 is expected to be approximately 6% to 8% higher than third quarter expenses of $2.3 billion, primarily due to seasonally higher spending on marketing programs, and higher revenue dependent expenses. Expenses are dependent in part on the level of revenue.

Research and development spending, excluding IPR&D, is expected to be approximately $1.0 billion in the fourth quarter of 2000.

The company expects gains on investments and interest and other income for the fourth quarter of 2000 to be approximately $950 million depending on interest rates, cash balances, equity market levels and volatility, the realization of expected gains on investments, including gains on investments acquired by third parties, and assuming no unanticipated items.

The company expects the tax rate for 2000 to be approximately 31.8%, excluding the one-time tax benefit related to the closure of the Internal Revenue Service audit of tax returns for years up to and including 1998, and the impact of any IPR&D and amortization of goodwill from both prior and potential future mergers or acquisitions. This estimate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions.

In September of 2000, the company was notified that the investigation by the Federal Trade Commission (FTC) into Intel's business practices has been closed. The investigation began in September 1997 and covered all aspects of Intel's business. The FTC also closed its investigation of whether Intel's acquisition of Chips and Technologies Inc. and equity in Real3D had any anti-competitive effect on any markets for graphics components or other computer hardware.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUTLOOK (CONTINUED)

The company's future results of operations and the other forward-looking statements contained in this outlook-in particular the statements regarding Intel's goals and strategies, statements regarding expected product introductions, expectations regarding additional acquisitions, revenues, pricing, gross margin, costs and continued productivity improvements, capital spending, depreciation and amortization, research and development expenses, marketing and general and administrative expenses, interest and other income, the tax rate, and pending legal proceedings-involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and growth in the computing industry in various geographic regions; changes in customer order patterns; competitive factors such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; development and timing of the introduction of compelling software applications; pricing pressures; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the manufacturing ramp, including the transition to the 0.18-micron process technology; impact of events outside the United States such as the business impact of fluctuating currency rates or unrest or political instability in a locale, such as transport disruption in Europe or unrest in Israel; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); and litigation involving antitrust, intellectual property, consumer and other issues.

Intel believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future net revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.


OUTLOOK PUBLICATION PROCEDURES

In connection with the recent adoption of new SEC rules on corporate disclosure, the company is changing its procedures for publishing and updating its Outlook forward-looking statements and risk factors statements. Following the publication of its Outlook in its quarterly Earnings Release and in this quarterly report on Form 10-Q, the company will continue its current practice of having corporate representatives meet privately during the quarter with investors, the media, investment analysts and others. At these meetings the company may reiterate the published Outlook. At the same time, the company will keep its Earnings Release and Outlook publicly available on its Web site (www.intc.com). Prior to the start of the Quiet Period (described below), the public can continue to rely on the Outlook on the Web site as still being Intel's current expectations on matters covered, unless the company publishes a notice stating otherwise.

Towards the end of each fiscal quarter, the company will have a "Quiet Period" during which the Outlook as provided in the 10-Q and the company's most recent quarterly Earnings Release no longer constitute the company's current expectations. During the Quiet Period, the Outlook in these documents should be considered to be historical, speaking as of prior to the Quiet Period only and not subject to update by the company. During the Quiet Period the company's representatives will not comment concerning the Outlook or Intel's financial results or expectations. The Quiet Period will extend until the day when company's next quarterly Earnings Release is published. For the fourth quarter of 2000, the Quiet Period will be December 16, 2000 through January 16, 2001.

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

The primary objective of the company's investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on a substantial majority of the company's marketable investments in long-term fixed rate debt securities are swapped to U.S. dollar LIBOR-based returns. The company considered the historical volatility of the three-month LIBOR rate experienced in the most recent twelve months and determined that it was reasonably possible that an adverse change of 80 basis points, or approximately 12% of the rate at the end of the quarter, could be experienced in the near term. A hypothetical 80-basis-point increase in interest rates would result in an approximate $16 million decrease in the fair value of the company's investments in debt securities as of September 30, 2000.

The company is exposed to equity price risk on the marketable portion of its portfolio of strategic equity securities. The company typically does not attempt to reduce or eliminate its market exposure on these securities. These investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in three sectors:
Internet, semiconductor and networking. As of September 30, 2000, five equity positions constituted approximately 31% of the market value of the portfolio and no individual holding constituted 10% or more of the value.

The company analyzed the historical movements over the past several years of high-technology stock indices that the company considered appropriate. Based on the analysis, the company estimated that it was reasonably possible that the prices of the stocks in the company's portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change, the company's marketable strategic equity securities would decrease in value by approximately $1.4 billion, based on the value of the portfolio as of September 30, 2000. During the month of October 2000, many high-technology stocks experienced a significant decrease in value. If the company's marketable strategic equity security positions as of September 30, 2000 had been valued using prices as of October 27, 2000, the value of these securities would have decreased by approximately $1.0 billion, or 23%. The portfolio's concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio's price volatility. This estimate is not necessarily indicative of future performance and actual results may differ materially.

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Reference is made to Item 3, Legal Proceedings in the Registrant's Annual Report on Form 10-K for the year ended December 25, 1999 and Part II, Item 1, Legal Proceedings in the Registrant's Form 10-Q for the quarter ended April 1, 2000 for descriptions of legal proceedings.


ITEM 2.          CHANGES IN SECURITIES

(c)     Unregistered sales of equity securities.

In August 2000, the company acquired approximately 14.9 million shares of Trillium Digital Systems, Inc. in exchange for approximately 2.6 million shares of Intel common stock, pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. This transaction was made without general solicitation or advertising. The company believes that each purchaser (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring the Intel common stock solely for his or her own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

During the quarter ended September 30, 2000, warrants were exercised for approximately 200,000 shares of Intel common stock at an exercise price of approximately $3.58 per share. These warrants were assumed by the company in its August 1999 acquisition of Level One Communications, Inc. Level One had previously assumed the warrants in Level One's acquisition of Acclaim Communications, Inc., who had issued the warrants to two individuals in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The issuance of Intel common stock upon exercise of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These transactions were made without general solicitation or advertising. The company believes that each purchaser (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring the Intel common stock solely for his or her own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

In connection with the acquisition of Level One, the company assumed the obligations of Level One with respect to its prior acquisition of SF Telecom, Inc. In partial satisfaction of these obligations, the company issued 2,500 shares of Intel common stock to the former shareholders of SF Telecom in August 2000 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. This transaction was made without general solicitation or advertising. The company believes that each purchaser (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring the Intel common stock solely for his or her own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits


     12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

     27     Financial Data Schedule.


(b)     Reports on Form 8-K

1) On July 20, 2000, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter ended July 1, 2000 and forward-looking statements relating to 2000, the third quarter of 2000 and the second half of 2000 as presented in a press release of July 18, 2000.

2) On September 26, 2000, Intel filed a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2000 and the third quarter of 2000 as presented in a press release of September 21, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTEL CORPORATION
                                         (Registrant)





Date:  November 13, 2000     By: /s/ Andy D. Bryant
                                -------------------
                                Andy D. Bryant
                                Senior Vice President,
                                Chief Financial Officer and
                                Principal Accounting Officer