Form 10-Q
period 2001-03-31
INTEL CORP
filed 2001-05-09
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001

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

Shares outstanding of the Registrant's common stock:
Class	Outstanding at March 31, 2001
Common stock, $0.001 par value	6,725 million

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Intel Corporation
Consolidated Condensed Statements of Income (unaudited)

Three Months Ended

	March 31,	April 1,
(in millions, except per share amounts)	2001	2000

Net revenues	$6,677	$7,993
Costs and expenses:
Cost of sales	3,225	2,989
Research and development	995	951
Marketing, general and administrative	1,155	1,124
Amortization of goodwill and other acquisition-related intangibles and costs	585	313
Purchased in-process research and development	75	62

Operating costs and expenses	6,035	5,439

Operating income	642	2,554
Gains on equity investments, net	--	449
Interest and other, net	264	191

Income before taxes	906	3,194

Provision for taxes	421	498

Net income	$485	$2,696

Basic earnings per common share	$0.07	$0.40

Diluted earnings per common share	$0.07	$0.39

Cash dividends declared per common share	$0.04	$0.03

Weighted average common shares outstanding	6,721	6,683
Weighted average common shares outstanding, assuming dilution	6,899	6,995

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)
Intel Corporation
Consolidated Condensed Balance Sheets

	March 31,	Dec. 30,
(in millions)	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,861	$2,976
Short-term investments	7,197	10,497
Trading assets	1,545	350
Accounts receivable, net	3,432	4,129
Inventories:
Raw materials	406	384
Work in process	1,367	1,057
Finished goods	879	800

	2,652	2,241

Deferred tax assets	718	721
Other current assets	334	236

Total current assets	18,739	21,150

Property, plant and equipment	30,774	28,253
Less accumulated depreciation	14,000	13,240

Property, plant and equipment, net	16,774	15,013
Marketable strategic equity securities	1,159	1,915
Other long-term investments	1,141	1,797
Goodwill and other acquisition-related intangibles, net	6,071	5,941
Other assets	2,365	2,129

TOTAL ASSETS	$46,249	$47,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$479	$378
Accounts payable	2,369	2,387
Accrued compensation and benefits	774	1,696
Deferred income on shipments to distributors	648	674
Accrued advertising	674	782
Other accrued liabilities	1,581	1,440
Income taxes payable	862	1,293

Total current liabilities	7,387	8,650

Long-term debt	704	707
Deferred tax liabilities	1,240	1,266
Stockholders' equity:
Preferred stock	--	--
Common stock and capital in excess of par value	8,712	8,486
Acquisition-related unearned stock compensation	(153)	(97)
Accumulated other comprehensive income	38	195
Retained earnings	28,321	28,738

Total stockholders' equity	36,918	37,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,249	$47,945

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)
	Three Months Ended

	March 31,	April 1,
(in millions)	2001	2000

Cash flows provided by (used for) operating activities:
Net income	$485	$2,696
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation	934	897
Amortization of goodwill and other acquisition-related intangibles and costs	585	313
Purchased in-process research and development	75	62
Gains on equity investments, net	--	(449)
Net loss on retirements of property, plant and equipment	21	15
Deferred taxes	(20)	(115)
Changes in assets and liabilities:
Accounts receivable	734	40
Inventories	(374)	(44)
Accounts payable	(68)	370
Accrued compensation and benefits	(929)	(681)
Income taxes payable	(427)	(164)
Tax benefit from employee stock plans	69	302
Other assets and liabilities	96	39

Total adjustments	696	585

Net cash provided by operating activities	1,181	3,281

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,664)	(1,074)
Acquisitions, net of cash acquired	(498)	(1,406)
Purchases of available-for-sale investments	(2,438)	(2,227)
Maturities and sales of available-for-sale investments	5,221	4,900
Other investing activities	(167)	(293)

Net cash used for investing activities	(546)	(100)

Cash flows provided by (used for) financing activities:
Increase in short-term debt, net	87	143
Additions to long-term debt	11	--
Retirement of long-term debt	--	(46)
Proceeds from sales of shares through employee stock plans and other	287	331
Repurchase and retirement of common stock	(1,001)	(1,000)
Payment of dividends to stockholders	(134)	(100)

Net cash used for financing activities	(750)	(672)

Net increase (decrease) in cash and cash equivalents	$(115)	$2,509

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13	$14
Income taxes	$803	$475

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited

Basis of Presentation

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 30, 2000, except as noted below. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company's Annual Report on Form 10-K for the year ended December 30, 2000. Certain amounts for prior periods have been reclassified to conform to the current presentation. All share and per share amounts in prior periods have been restated to reflect the two-for-one stock split, effected as a special stock distribution on July 30, 2000.

Change in Accounting Principle

Effective the beginning of the first quarter of 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires the company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for gains or losses from changes in fair value of a derivative instrument depend on whether it has been designated and qualifies as part of a hedging relationship as well as on the type of hedging relationship. See "Derivative Financial Instruments."

The cumulative effect of the adoption of SFAS 133 was an increase in income before taxes of $45 million and this amount is included in interest and other, net. The adoption did not have a material effect on other comprehensive income. As allowed upon initial adoption of SFAS 133, approximately $1.4 billion of available-for-sale investments in marketable debt securities that had related derivative instruments were reclassified to trading assets.

Trading assets

Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The company elects to classify as trading assets certain marketable securities whose gains or losses are offset by losses or gains on related derivatives or liabilities. Gains or losses from changes in fair value of investments in marketable debt securities, offset by losses or gains on related derivative instruments, are included in interest and other, net. Gains or losses from changes in fair value of certain marketable equity securities, offset or partially offset by losses or gains on related equity derivative instruments, are included in gains on equity investments, net. Gains or losses from changes in fair value of other marketable equity instruments, offset by losses or gains on certain deferred compensation arrangements, are included in interest and other, net.

Derivative Financial Instruments

The company's primary objective for holding derivative financial instruments is to manage foreign currency, interest rate and certain equity market risks. The company's derivative instruments are recorded at fair value and are included in other current assets, other assets or other accrued liabilities. The company's accounting policies for these instruments are based on whether they meet the company's criteria for designation as hedging transactions, either as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of assets and liabilities.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Derivative Financial Instruments (continued)

As part of its strategic investment program, the company also invests in equity derivative instruments, such as warrants, that are not designated as hedging instruments. The gains or losses from changes in fair values of these equity derivatives are recognized in gains on equity investments, net.

Foreign currency risk. The company transacts business in various foreign currencies, primarily Japanese yen and certain other Asian and European currencies. The company has established revenue, expense and balance sheet risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. The company uses currency forward contracts, currency options, foreign currency borrowings and currency interest rate swaps in these risk management programs. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.

Currency forward contracts and currency options which generally expire within 12 months and are used to hedge exposures to variability in expected future foreign denominated cash flows, are designated as cash flow hedges. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive income in stockholders' equity and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The hedged transaction's impact on the income statement is offset in the same line item as the impact of the related derivative. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other, net during the period of change. Prior to the adoption of SFAS 133, these derivatives used as cash flow hedges were not recorded on the balance sheet.

Currency interest rate swaps and currency forward contracts are used to offset currency risk of foreign denominated debt securities classified as trading assets as well as other assets and liabilities denominated in foreign currencies. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value on the related derivatives, with the resulting net gain or loss, if any, recorded in interest and other, net.

Interest rate risk. The company's primary objective for holding investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on a substantial majority of the company's marketable investments in long-term fixed rate debt securities are swapped to U.S dollar LIBOR-based returns, using interest rate swaps and currency interest rate swaps which are not designated as hedging instruments. Changes in fair value of the debt securities classified as trading assets are generally offset by changes in fair value of the related derivatives, resulting in negligible net impact. The net gain or loss, if any, is recorded in interest and other, net.

The company also enters into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. These are designated as fair value hedges. The gain or loss from the change in fair value of the interest rate swap as well as the offsetting change in the hedged fair value of the long-term debt are recognized in interest expense. Prior to SFAS 133 these interest rate swaps related to long-term debt were not recorded on the balance sheet and the long-term debt was not recorded at its hedged market value.

Equity market risk. From time to time the company may enter into designated fair value hedging transactions using equity options and collars to hedge the equity price risk of marketable securities in its portfolio of strategic equity investments. The gain or loss from the change in fair value of these equity derivatives as well as the offsetting change in hedged fair value of the related strategic equity securities are recognized currently in gains on equity investments, net. The company may or may not enter into similar hedging transactions to reduce or eliminate the market risks on its investments in strategic equity derivatives, primarily warrants. Prior to the adoption of SFAS 133 these warrants were not considered to be derivative instruments for accounting purposes. The company also uses equity derivatives not designated as hedging instruments to offset the change in fair value of certain strategic marketable equity instruments classified as trading assets.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Derivative Financial Instruments (continued)

Measurement of effectiveness of hedge relationships. For currency forward contracts, effectiveness of the hedge is measured by using forward rates to value the forward contract and the forward value of the underlying hedged transaction. For currency options and equity option-based derivatives, effectiveness is measured by the change in the option's intrinsic value, which represents the change in the option's strike price compared to the spot price of the underlying hedged transaction. Not included in the assessment of effectiveness are the changes in time value of these options. For interest rate swaps, effectiveness is measured by offsetting the change in fair value of the long-term debt with the change in fair value of the interest rate swap. Ineffectiveness is measured by the difference in the changes in fair value of the long-term debt and interest rate swap.

Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other, net or gains on equity investments, net, depending on the nature of the underlying asset or liability. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument would be recognized in income in the same period. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

During the three months ended March 31, 2001, the portion of hedging instruments excluded from the assessment of effectiveness and the ineffective portions of hedges had no material impact on earnings for both cash flow and fair value hedges, and no cash flow hedges were discontinued because of forecasted transactions that did not occur.

Earnings per Share

A reconciliation of the shares used in the computation of the company's basic and diluted earnings per common share is as follows (in millions):

	Three Months Ended

	March 31,	April 1,
	2001	2000

Weighted average common shares outstanding	6,721	6,683
Dilutive effect of:
Employee stock options Convertible notes	178 --	305 7

Weighted average common shares outstanding, assuming dilution	6,899	6,995

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and the assumed conversion of the convertible notes for the period they were outstanding. For the first three months of 2001, approximately 175 million of the company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future. Net income for the purpose of computing diluted earnings per common share in 2000 was not materially affected by the assumed conversion of the convertible notes.

Stock Repurchase Program

During the first three months of 2001, the company repurchased 29.4 million shares of common stock under the company's authorized repurchase program at a cost of $1.0 billion. As of March 31, 2001, approximately 97.3 million shares remained available for repurchase under the program.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Gains on Equity Investments, Net

During the first three months of 2001, the company recognized gains of $428 million, including the impact of the change in fair value of certain equity derivatives. These gains were fully offset by impairments recognized on equity investments.

Interest and Other, Net

Interest and other, net included (in millions):

Three Months Ended

	March 31,	April 1,
	2001	2000

Interest income	$233	$206
Interest expense	(12)	(12)
Other, net	43	(3)

Total	$264	$191

Acquisitions

During the first quarter of 2001, the company completed several acquisitions, all of which have been accounted for using the purchase method of accounting.

In February 2001, the company acquired nSerial Corporation in exchange for 1.8 million unregistered shares of Intel common stock. Approximately 1.5 million of these shares are contingent on the continued employment of certain key employees (see "Acquisition-Related Unearned Stock Compensation"). nSerial is a developer of high-speed electronic components for optical modules used in networks.

In February 2001, the company acquired Nuron, Inc. in exchange for 2.4 million unregistered shares of Intel common stock. Approximately 0.4 million of these shares are contingent on the continued employment of certain key employees. Nuron is a designer of memory enhancing devices that reduce the burden on computer processors in order to achieve higher system performance, flexibility and capacity.

In March 2001, the company acquired Xircom Inc., in a cash transaction. Xircom is a supplier of PC cards and other products used to connect mobile computing devices to corporate networks and the Internet.

These purchase transactions are further described below (in millions):

Consideration	Purchased In-Process Research and Development	Goodwill and Identified Intangibles	Form of Consideration

nSerial	$66	$3	$29	Common stock and options assumed
Nuron	$91	$19	$60	Common stock and options assumed
Xircom	$553	$53	$530	Cash and options assumed

Consideration includes the cash paid and the value of any stock issued and options assumed, less any cash acquired and excluding any debt assumed.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Acquisitions (continued)

For the first three months of 2001, $75 million was allocated to purchased in-process research and development (IPR&D) and expensed upon acquisition of the above companies, because the technological feasibility of products under development had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. A discount rate was determined for each project based on the relative risks inherent in the project's development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. Intel believes the amounts determined for IPR&D, as well as developed technology, are representative of fair value and do not exceed the amounts an independent party would pay for these projects.

In addition to the transactions described above, Intel also purchased other businesses in smaller transactions. The total amount allocated to goodwill and identified intangibles for these transactions was $57 million, which represents a substantial majority of the consideration for these transactions.

The consolidated condensed financial statements include the operating results of acquired businesses from the dates of acquisition. The operating results of Xircom and nSerial since their acquisition have been included in the operating results of the Network Communications Group operating segment. The operating results of Nuron since its acquisition have been included in the operating results of the Communications Product Group operating segment. These groups have been included in the "all other" category for segment reporting purposes.

The pro forma information below assumes that companies acquired in 2001 and 2000 had been acquired at the beginning of 2000 and includes the effect of amortization of goodwill and other identified intangibles and costs from that date. The impact of charges for IPR&D has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisitions taken place at the beginning of 2000.

Three Months Ended

	March 31,	April 1,
(in millions, except per share amounts)	2001	2000

Net revenues	$6,747	$8,165
Net income	$527	$2,618
Basic earnings per common share	$0.08	$0.39
Diluted earnings per common share	$0.08	$0.37

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Goodwill and Other Acquisition-Related Intangibles

Net goodwill and other acquisition-related intangibles at the end of each period consisted of the following (in millions):

	Life in Years	March 31, 2001	Dec. 30, 2000

Goodwill	2-6	$5,037	$4,977
Developed technology	3-6	844	779
Other intangibles	2-6	190	185

Total		$6,071	$5,941

Other intangibles include items such as trademarks and workforce-in-place. The balances presented above are net of total accumulated amortization of $2.6 billion and $2.0 billion at March 31, 2001 and December 30, 2000, respectively.

Amortization of goodwill and other acquisition-related intangibles and costs was $585 million for the first three months of 2001, including a one-time write-off of $88 million. During the first three months of 2001, the company determined that certain remaining unamortized amounts of goodwill and acquisition-related intangibles related to prior period acquisitions were impaired and those amounts were written off. In addition, the total includes $36 million of amortization of acquisition-related stock compensation costs (see "Acquisition-Related Unearned Stock Compensation") and $3 million of amortization of other acquisition-related costs.

Acquisition-Related Unearned Stock Compensation

During the first quarter of 2001, the company recorded acquisition-related purchase consideration of $92 million as unearned stock-based compensation, in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This amount includes the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders of nSerial and Nuron. The unearned stock-based compensation also includes the intrinsic value of stock options assumed that is earned as the employees provide future services. The compensation is being recognized over the related employment period, and the expense is included in the amortization of goodwill and other acquisition-related intangibles and costs. A total of $36 million of expense was recognized in the first quarter of 2001.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in millions):

Three Months Ended

	March 31,	April 1,
	2001	2000

Net income	$485	$2,696
Change in net unrealized gain on available-for-sale investments	(158)	1,293
Change in net unrealized gains on derivative investments	1	--

Total comprehensive income	$328	$3,989

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

	March 31,	Dec. 30,
	2001	2000

Accumulated net unrealized gain on available-for-sale investments	$37	$195
Accumulated net unrealized gains on derivative investments	1	--

Total accumulated other comprehensive income	$38	$195

Commitments

During April 2001, the company completed the previously announced acquisition of VxTel Inc. for approximately $550 million in cash. VxTel is a semiconductor company that has developed unique Voice over Packet (VoP) products that deliver high-quality voice and data communications over next-generation optical networks. This acquisition will be accounted for using the purchase method of accounting.

During April 2001, the company announced that it had entered into a definitive agreement to acquire LightLogic, Inc. for approximately $400 million in a stock-for-stock transaction. LightLogic develops highly integrated optoelectronic components and subsystems for high-speed fiber optics telecommunications equipment. The completion of this transaction is subject to regulatory review, LightLogic stockholder approval and other normal closing conditions. This acquisition is expected to be accounted for using the purchase method of accounting.

Operating Segment Information

Intel was organized into five product-line operating segments, the Intel Architecture Group, the Wireless Communications and Computing Group, the Network Communications Group, the Communications Products Group, and the New Business Group. During the first quarter of 2001, the company announced its intention to merge the Networking Communications Group and the Communications Product Group to form the new Intel Communications Group. Operations of these groups had not been combined as of the end of the first quarter of 2001.

Although the company has five operating segments, only the Intel Architecture Group is a reportable segment. The Intel Architecture Group's products include microprocessors, motherboards and other related board-level products, including chipsets.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Operating Segment Information (continued)

The "all other" category includes revenues and earnings or losses for all operating segments other than the Intel Architecture Group. In addition, "all other" includes certain corporate-level operating expenses, including a portion of profit-dependent bonus expenses that are not allocated to the operating segments. Prior to 2001 the majority of the profit-dependent bonus expenses were kept at the corporate level, but as of the first quarter of 2001, the majority of these expenses have been allocated to the operating segments. Information for prior periods has been restated to conform to the new presentation.

Segment information is summarized as follows (in millions):

Three Months Ended

	March 31,	April 1,
	2001	2000

Intel Architecture Group:
Revenues	$5,133	$6,652
Operating profit	$1,683	$3,006

All other:
Revenues	$1,544	$1,341
Operating loss	$(1,041)	$(452)

Total:
Revenues	$6,677	$7,993
Operating profit	$642	$2,554

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- First Quarter of 2001 Compared to First Quarter of 2000

Our net revenues in Q1 2001 decreased by 16% compared to Q1 2000. Net revenues for the Intel Architecture Group operating segment decreased 23% in Q1 2001 compared to Q1 2000. The decrease in net revenues for the Intel Architecture Group was primarily due to lower unit sales volume and lower average selling prices of microprocessors. Within the "all other" category for segment reporting purposes, revenues from sales of flash memory grew significantly between these periods.

For Q1 2001 and Q1 2000, sales of microprocessors and related board-level products, including chipsets, based on the P6 micro-architecture (including the Celeron™, Pentium® III and Pentium® III Xeon™ processors), which are included in the Intel Architecture Group's operations, comprised a substantial majority of our consolidated net revenues and gross margin.

Although the total cost of sales increased 8% in Q1 2001 compared to Q1 2000, the cost of sales within the Intel Architecture Group operating segment decreased slightly for the same period. The decrease was primarily due to lower sales volume as well as lower unit costs of microprocessors as a result of lower cost packaging, partially offset by increased start-up costs related to 300-millimeter wafer manufacturing and 0.13-micron process technology. Within the "all other" category for segment reporting, higher costs due to higher sales volume of flash memory and the impact of higher inventory reserves in the flash memory and networking and communications businesses more than offset the decreased costs from the Intel Architecture Group. Our gross margin percentage decreased to 52% in Q1 2001 from 63% in Q1 2000, primarily due to lower revenue from sales of microprocessors and higher start up costs in the Intel Architecture Group, partially offset by lower unit costs for microprocessors. The impact of higher inventory reserves in the flash memory and networking and communications businesses also contributed to the decrease in the gross margin percentage. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $75 million for purchased in-process research and development (IPR&D) related to the acquisitions completed in Q1 2001, research and development spending increased $44 million, or 5%, in Q1 2001 compared to Q1 2000. This increase was primarily due to increased spending on product development programs, including product development of companies acquired since Q1 2000. Marketing, general and administrative expenses increased $31 million, or 3%, in Q1 2001 compared to Q1 2000, primarily due to marketing, general and administrative expenses from companies acquired and increased headcount, partially offset by decreased Intel Inside® cooperative advertising program expenses and profit-dependent bonus expenses. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles and costs, operating expenses were 32% of net revenues in Q1 2001 and 26% of net revenues in Q1 2000.

In Q1 2001, we recorded a charge of $75 million for IPR&D related to the acquisitions of nSerial, Inc., Nuron, Inc. and Xircom Inc. In Q1 2000, we recorded a charge of $62 million for IPR&D primarily related to the acquisitions of Ambient Technologies, Inc. and GIGA A/S. The total charge for IPR&D for Xircom was approximately $53 million. Xircom specializes in PC cards and other products used to connect mobile computing devices to corporate networks and the Internet. Xircom has 20 IPR&D projects, each contributing from 1% to 24% of the total IPR&D value. The in-process projects include the development of next generation PC card devices for portable computing connectivity that supports various computing standards. These projects ranged from 5% to 86% complete. All projects have expected completion dates in 2001, with total remaining costs to complete of approximately $7 million. The discount rates used for Xircom IPR&D projects ranged from 25% to 55% and Xircom's weighted average cost of capital was 22%.

The estimated completion dates of IPR&D projects from companies acquired in 1999 and 2000 remain substantially unchanged over the first three months of 2001. The Level One Communications, Inc. acquisition projects were substantially completed as of the end of Q1 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First Quarter of 2001 Compared to First Quarter of 2000 (continued)

Failure to deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

Amortization of goodwill and other acquisition-related intangibles and costs increased to $585 million in Q1 2001 compared to $313 million in Q1 2000, primarily due to the impact of acquisitions made since Q1 2000 and a write-off of impaired goodwill and identified intangibles of $88 million related to prior period acquisitions.

There were no net gains on equity investments in Q1 2001, after recognizing gains of $428 million, which were fully offset by impairments recognized on equity investments. Gains on equity investments, net were $449 million in Q1 2000. Interest and other, net increased to $264 million in Q1 2001 compared to $191 million in Q1 2000, including an increase of $45 million due to the cumulative effect of adopting SFAS 133.

Our effective income tax rate was approximately 46.5% in Q1 2001 compared to approximately 15.6% in Q1 2000. The effective rate in Q1 2000 reflected a one-time benefit of $600 million due to the closure of the Internal Revenue Service (IRS) examination of our tax returns for years up to and including 1998. Excluding the impact of non-deductible charges for IPR&D and amortization of goodwill and the IRS settlement, our effective income tax rate was approximately 29.8% for Q1 2001 compared to approximately 31.7% in Q1 2000. The decreased rate is based on, among other factors, assumed relative levels of income in various tax jurisdictions.

Financial Condition

Our financial condition remains strong. At March 31, 2001, total cash, short-term investments and trading assets totaled $11.6 billion, down from $13.8 billion at December 30, 2000.

The major sources of cash during the first three months of 2001 were cash provided by operating activities of $1.2 billion and proceeds from sales of shares through employee stock plans of $287 million. Major uses of cash during the period included capital spending of $2.7 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, and $1.0 billion to repurchase 29.4 million shares of common stock. We also paid $498 million in net cash for acquisitions, including the purchase of Xircom. See "Outlook" for a discussion of capital expenditure expectations in 2001.

Our five largest customers accounted for approximately 35% of net revenues for the first three months of 2000. At March 31, 2001, the five largest customers accounted for approximately 37% of net accounts receivable.

At March 31, 2001, marketable strategic equity securities totaled $1.2 billion with approximately $48 million in net unrealized appreciation. Compared to December 30, 2000, the total value of marketable strategic equity securities decreased by approximately $756 million and the unrealized appreciation decreased by approximately $244 million. The decrease in value is primarily due to decline in market values and sales of appreciated equity securities, partially offset by additional investments.

During April 2001, the company completed the previously announced acquisition of VxTel Inc. for approximately $550 million in cash. Also during April 2001, the company announced that it had entered into a definitive agreement to acquire LightLogic, Inc. for approximately $400 million in a stock-for-stock transaction. The completion of this transaction is subject to regulatory review, LightLogic stockholder approval and other normal closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including planned and potential future acquisitions or strategic investments, capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and the dividend program.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions or other business combinations that had not closed as of the end of the first quarter of 2001.

Our goal is to be the preeminent building block supplier to the worldwide Internet economy by focusing on our core competencies in silicon technology and digital computing and communications. Our primary focus areas are the desktop and mobile platforms, the server platform, the handheld computing platform, and the networking and communications platform. The platforms are supported by our four silicon architectures for the Internet: IA-32, the Itanium™ processor family, the Intel® Personal Internet Client Architecture (Intel PCA) and the Intel® Internet Exchange™ Architecture (Intel IXA).

The Intel Architecture Group operating segment supports the desktop and mobile platforms with the IA-32 architecture. The IA-32 architecture includes both the Intel® NetBurst™ and P6 micro-architectures. Our strategy for desktop and mobile platforms is to introduce ever-higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. In line with our strategy, during the first quarter of 2001, we introduced new mobile microprocessors, including ultra-low-power mobile versions of both the Celeron processor for the value segment and the Pentium III processor featuring Intel® SpeedStep™ technology for home and business applications. We also introduced a 1 Gigahertz mobile version of the Pentium III processor. In addition, during the first quarter we shipped our one-millionth unit of the Pentium® 4 processor for mainstream and high-performance desktop computers based on the NetBurst micro-architecture.

The Intel Architecture Group operating segment also supports the server platform strategy with the Intel® Xeon™ processor family under the IA-32 architecture for workstations and front-end through high-end servers and with the 64-bit Itanium processor family for enterprise-class servers and workstations. Our goal for the server platform is to provide higher performance and best price for performance processors and platforms customized for the various server market segments. In the second quarter of 2001, we expect to introduce the first member of the Xeon processor family based on the NetBurst micro-architecture. We have shipped thousands of prototype systems based on the Itanium processor and more than 300 software applications have been designed to run on the new processor. We have also begun shipping initial engineering samples of the next-generation Itanium processor, code-named McKinley. To further enhance the acceptance and deployment of our server products by our customers, we also provide e-Business enabling solutions.

We plan to cultivate new businesses as well as continue to work with the computing industry to expand Internet capabilities and product offerings, and develop compelling software applications that can take advantage of higher performance microprocessors and chipsets, thus driving demand toward our newer products in each computing market segment. Our microprocessor products compete with existing and future products in the various computing market segments and we have been experiencing an increase in the competitive product offerings in the performance desktop market segment. We may continue to take various steps, including reducing microprocessor prices and offering rebates at such times as we deem appropriate, in order to increase acceptance of our latest technology and to remain competitive within each relevant market segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

Our strategy for the handheld computing platform is to deliver the architecture and products to enable quick deployment of applications and services for wireless Internet and personal information devices. The Intel PCA architecture describes the separation of communication and applications building blocks for cellular phones and portable handheld devices. By separating the communications and applications elements within a device, PCA allows for faster time-to-market for our customers and a standard, scalable platform for applications development. Our current and expected future products for the handheld platform include flash memory, processors based on the Intel® StrongARM* processor and Intel® XScale™ micro-architecture, and baseband chipsets.

For the networking and communications platform, our strategy is based on three focus areas that are defining trends for the Internet: Ethernet, network processing, and high-performance low-power solutions for telecommunications. Each of these trends relies on technology where we have core competencies. We plan to expand on our strength in the Ethernet connectivity space as Ethernet expands from the office and local area network (LAN) environment into the metropolitan area network (MAN) and home market segments. For the MAN market segment, we are providing Ethernet-based opto-electronic components at multiple levels of integration that provide increased speed and reach. Our network processing solutions, based on the Intel IXA architecture, provide programmable silicon and software building blocks that enable faster development, more cost-effective deployment and future upgradability of network and communications systems. For telecommunications customers, our focus is on providing high-performance, high-density, low-power processing building blocks combined with an open computer systems architecture.

We have made acquisitions and expect to make additional acquisitions to grow new networking and communications areas. For these acquisitions, failure to deliver new products or to achieve expected market acceptance and revenue and expense forecasts could have a significant impact on the operations of the acquired businesses and other Intel operations as well as the financial results of the acquired businesses and the value of related intangible assets.

Current negative trends in global economic conditions make it particularly difficult to predict product demand; however, we believe that the Intel Architecture business has stabilized and we expect to see seasonal patterns going forward from our current business level. We continue to experience softness in the communications businesses. For the second quarter, we expect revenue to be between $6.2 billion and $6.8 billion, compared to first quarter revenue of $6.7 billion. Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture Group. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets, motherboards, purchased components and other semiconductor products, all of which are difficult to forecast. Because of the wide price difference among types of microprocessors, this mix affects the average price that we will realize and has a large impact on our revenues and gross margins. Microprocessor revenues are also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the second quarter of 2001 to be approximately 49%, plus or minus a couple of points. The expected margin decrease in the second quarter reflects lower microprocessor pricing and higher cost per unit as the Pentium 4 processor ramps. Our gross margin expectation for 2001 is 50%, plus or minus a few points. Our gross margin percentage in any period varies depending on the mix of types and speeds of processors sold as well as the mix of microprocessors and related motherboards and purchased components. Various other factors -- including unit volumes, yield issues associated with production at factories, ramp of new technologies, excess of manufacturing capacity, the reusability of factory equipment, excess inventory, inventory obsolescence, variations in inventory valuation and mix of shipments of other semiconductor and non-semiconductor products -- will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

We have expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and continue to plan capacity based on the assumed continued success of our strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be approximately $7.5 billion in 2001. This capital spending includes expected spending related to the next-generation 0.13-micron process technology and for 300-millimeter wafer manufacturing. If the demand for our products does not continue to grow and move rapidly toward higher performance products in the various market segments, revenues and gross margins could be adversely affected and manufacturing capacity could be under-utilized. This spending plan is dependent upon expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. Depreciation for the second quarter of 2001 is expected to be approximately $1.0 billion and $4.1 billion for the full year 2001. Amortization of goodwill and other acquisition-related intangibles and costs is expected to be approximately $520 million in the second quarter and $2.1 billion for the full year 2001.

Spending on research and development, excluding IPR&D, plus marketing, general and administrative expenses in the second quarter of 2001 is expected to be between $2.2 billion and $2.3 billion compared to first quarter expenses of $2.2 billion. Expenses may vary from this expectation depending, in part, on revenue and profits.

Research and development spending, excluding IPR&D, is expected to be approximately $4.2 billion in 2001.

In March 2001, we announced that we expect to reduce headcount by approximately 5,000 people over the remainder of 2001, predominantly through attrition and a voluntary separation program. The planned reduction excludes any headcount additions from potential future acquisitions.

We expect net gains on equity investments and interest and other for the second quarter of 2001 to be approximately $115 million. This expectation assumes no net gains from the sale of equity investments and will vary depending on equity market levels and volatility and the prices realized on the sale of investments, including gains or losses on investments acquired by third parties, determination of impairment reserves, interest rates, cash balances, changes in fair value of derivative instruments, and assuming no unanticipated items.

We expect the tax rate for 2001 to be approximately 29.8%, excluding the impact of IPR&D and amortization of goodwill. This estimate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions.

We are currently party to various legal proceedings. Although litigation is subject to inherent uncertainties, management, including internal counsel, does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

Our future results of operations and the other forward-looking statements contained in this outlook involve a number of risks and uncertainties -- in particular the statements regarding our goals and strategies, expectations regarding new product introductions and additional acquisitions, plans to cultivate new businesses to expand the Internet, revenues, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, headcount reduction expectations, gains on equity investments and interest and other, the tax rate and pending legal proceedings. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and growth in the computing industry in various geographic regions; changes in end-user demand due to use of the Internet; changes in customer order patterns; competitive factors such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; industry adoption of our new architectures; pricing pressures; development and timing of the introduction of compelling software applications;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the manufacturing ramp, including the ramp of the Pentium 4 processor; the ability to acquire businesses and integrate and operate them successfully as well as to grow new networking, communications, wireless and other Internet-related businesses; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability in a locale, such as unrest in Israel; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); and litigation involving antitrust, intellectual property, consumer and other issues.

We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Outlook Publication Procedures

We expect that our corporate representatives will meet privately during the quarter with investors, the media, investment analysts and others. At these meetings, we may reiterate the Outlook published in our quarterly Earnings Release and in our SEC filings. At the same time, we will keep the Earnings Release and Outlook publicly available on our Web site (www.intc.com). Prior to the Business Update and related Quiet Periods (described below), the public can continue to rely on the Outlook on the Web site as being our current expectations on matters covered, unless we publish a notice stating otherwise.

We intend to publish a Business Update press release on June 7, 2001, and hold a related analysts' conference call (available for listening by webcast). From June 2, 2001, until publication of the Business Update, we will observe a "Quiet Period." During the Quiet Period, the Outlook, as provided in the Earnings Release and this Form 10-Q, should be considered to be historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment concerning the Outlook or our financial results or expectations.

A Quiet Period, operating in similar fashion with regard to the Business Update and our SEC filings, will begin June 16, 2001, and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for July 17, 2001.

Intel, Intel Inside, Pentium, Celeron, Intel Xeon, Pentium III Xeon, Itanium, Intel NetBurst, Intel Internet Exchange, Intel SpeedStep and Intel XScale are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. * Other names and brands may be claimed as the property of others.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 30, 2000 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 33 of our 2000 Annual Report to Stockholders.

We have a portfolio of strategic equity investments which includes marketable securities classified as either marketable strategic equity securities or trading assets as well as derivative equity instruments such as warrants and options that are marked to market for accounting purposes. We may or may not enter into transactions to reduce or eliminate our market exposure on these investments. These investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in three sectors: Internet, semiconductor and networking. As of March 31, 2001, five equity positions constituted approximately 49% of the market value of the portfolio, with no individual position exceeding 15% of the portfolio; however, some of these positions are fully or partially hedged or offset.

We analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis, we estimated that it was reasonably possible that the prices of the investments in our portfolio could experience a 30% adverse change in the near term. Assuming a hypothetical 30% adverse change in market prices and after reflecting the impact of hedges or offsetting positions that are in place, our portfolio would decrease in value by approximately $380 million, based on the value of these investments as of March 31, 2001. The portfolio's concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio's price volatility. This estimate is not necessarily indicative of future performance, and actual results may differ materially.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 30, 2000.

Item 2. Changes in Securities

(c) Unregistered sales of equity securities.

In February 2001, the company acquired nSerial Corporation in exchange for approximately 1.8 million shares of Intel common stock and Nuron, Inc. in exchange for approximately 2.4 million shares of Intel common stock, in both cases pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. Each of these transactions was made without general solicitation or advertising. The company believes that each purchaser (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring the Intel common stock solely for his or her own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12.1 Statement setting forth the computation of ratios of earnings to fixed charges.

(b) Reports on Form 8-K

  On January 17, 2001, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter and the year ended December 30, 2000 and forward-looking statements relating to 2001 and the first quarter of 2001 as presented in a press release of January 16, 2001.

  On March 12, 2001 Intel filed a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2001 and the first quarter of 2001 as presented in a press release of March 8, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION
(Registrant)

Date: May 8, 2001	By:	/s/ ANDY D. BRYANT

Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer