Form 10-Q
period 2001-06-30
INTEL CORP
filed 2001-08-08
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001

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

Shares outstanding of the Registrant's common stock:

Class	Outstanding at June 30, 2001
Common stock, $0.001 par value	6,728 million

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Intel Corporation

Consolidated Condensed Statements of Income (unaudited)

Three Months Ended	Six Months Ended

	June 30,	July 1,	June 30,	July 1,
(in millions, except per share amounts)	2001	2000	2001	2000

Net revenues	$6,334	$8,300	$13,011	$16,293
Costs and expenses:
Cost of sales	3,307	3,283	6,532	6,272
Research and development	919	971	1,914	1,922
Marketing, general and administrative	1,174	1,223	2,329	2,347
Amortization of goodwill and other acquisition- related intangibles and costs	594	394	1,179	707
Purchased in-process research and development	123	21	198	83

Operating costs and expenses	6,117	5,892	12,152	11,331

Operating income	217	2,408	859	4,962
Gains on equity investments, net	3	2,144	3	2,593
Interest and other, net	126	197	390	388

Income before taxes	346	4,749	1,252	7,943

Provision for taxes	150	1,612	571	2,110

Net income	$196	$3,137	$681	$5,833

Basic earnings per common share	$0.03	$0.47	$0.10	$0.87

Diluted earnings per common share	$0.03	$0.45	$0.10	$0.83

Cash dividends declared per common share	$--	$0.020	$0.040	$0.050

Weighted average common shares outstanding	6,725	6,710	6,723	6,697

Weighted average common shares outstanding, assuming dilution	6,889	7,005	6,894	7,000

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

  Intel Corporation

Consolidated Condensed Balance Sheets

	June 30,	Dec. 30,
(in millions)	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,205	$2,976
Short-term investments	6,135	10,497
Trading assets	1,225	350
Accounts receivable, net	2,904	4,129
Inventories:
Raw materials	379	384
Work in process	1,431	1,057
Finished goods	1,016	800

	2,826	2,241

Deferred tax assets	730	721
Other current assets	280	236

Total current assets	17,305	21,150

Property, plant and equipment	32,614	28,253
Less accumulated depreciation	14,786	13,240

Property, plant and equipment, net	17,828	15,013
Marketable strategic equity securities	649	1,915
Other long-term investments	1,094	1,797
Goodwill and other acquisition-related intangibles, net	6,277	5,941
Other assets	2,471	2,129

TOTAL ASSETS	$45,624	$47,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$411	$378
Accounts payable	2,030	2,387
Accrued compensation and benefits	935	1,696
Deferred income on shipments to distributors	549	674
Accrued advertising	658	782
Other accrued liabilities	1,361	1,440
Income taxes payable	869	1,293

Total current liabilities	6,813	8,650

Long-term debt	928	707
Deferred tax liabilities	1,145	1,266
Stockholders' equity:
Preferred stock	--	--
Common stock and capital in excess of par value	9,094	8,486
Acquisition-related unearned stock compensation	(264)	(97)
Accumulated other comprehensive income (loss)	(33)	195
Retained earnings	27,941	28,738

Total stockholders' equity	36,738	37,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,624	$47,945

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

  Intel Corporation

Consolidated Condensed Statements of Cash Flows (unaudited)

Six Months Ended

	June 30,	July 1,
(in millions)	2001	2000

Cash flows provided by (used for) operating activities:
Net income	$681	$5,833
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation	1,984	1,661
Amortization of goodwill and other acquisition-related intangibles and costs	1,179	707
Purchased in-process research and development	198	83
Gains on equity investments, net	(3)	(2,593)
Net loss on retirements of property, plant and equipment	80	63
Deferred taxes	(140)	(88)
Changes in assets and liabilities:
Accounts receivable	1,263	(607)
Inventories	(543)	(109)
Accounts payable	(412)	572
Accrued compensation and benefits	(769)	(260)
Income taxes payable	(420)	(73)
Tax benefit from employee stock plans	170	645
Other assets and liabilities	32	603

Total adjustments	2,619	604

Net cash provided by operating activities	3,300	6,437

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(4,808)	(2,326)
Acquisitions, net of cash acquired	(879)	(1,923)
Purchases of available-for-sale investments	(5,135)	(5,808)
Maturities and sales of available-for-sale investments	9,577	9,155
Other investing activities	(249)	(333)

Net cash used for investing activities	(1,494)	(1,235)

Cash flows provided by (used for) financing activities:
Increase in short-term debt, net	19	155
Additions to long-term debt	266	11
Retirement of long-term debt	--	(46)
Proceeds from sales of shares through employee stock plans and other	410	492
Repurchase and retirement of common stock	(2,003)	(2,001)
Payment of dividends to stockholders	(269)	(200)

Net cash used for financing activities	(1,577)	(1,589)

Net increase in cash and cash equivalents	$229	$3,613

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27	$24
Income taxes	$937	$1,627

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited

Basis of Presentation

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 30, 2000, except as noted below. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 30, 2000. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2001. Through the end of fiscal 2001, the company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test. During 2002, the company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules is expected to result in an increase in net income of approximately $1.6 billion for fiscal year 2002.

Change in Accounting Principle

Effective the beginning of the first quarter of 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which required the company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship as well as on the type of hedging relationship. See "Derivative Financial Instruments."

The cumulative effect of the adoption of SFAS 133 was an increase in income before taxes of $45 million and this amount is included in interest and other, net in the first quarter of 2001. The adoption did not have a material effect on other comprehensive income. Upon initial adoption of SFAS 133, approximately $1.4 billion of available-for-sale investments in marketable debt securities that had related derivative instruments were reclassified to trading assets.

Trading Assets

Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The company elects to classify as trading assets certain marketable securities whose gains or losses are offset by losses or gains on related derivatives or liabilities. Gains or losses from changes in fair value of investments in marketable debt securities, offset by losses or gains on related derivative instruments, are included in interest and other, net. Gains or losses from changes in fair value of certain marketable equity securities, offset or partially offset by losses or gains on related equity derivative instruments, are included in gains on equity investments, net. See "Derivative Financial Instruments, Equity market risk." Gains or losses from changes in fair value of other marketable equity instruments, offset by losses or gains on certain deferred compensation arrangements, are included in interest and other, net.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Derivative Financial Instruments

The company’s primary objective for holding derivative financial instruments is to manage interest rate, foreign currency and certain equity market risks. The company’s derivative instruments are recorded at fair value and are included in other current assets, other assets, other accrued liabilities or long-term debt. The company’s accounting policies for these instruments are based on whether they meet the company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of assets and liabilities.

As part of its strategic investment program, the company also acquires equity derivative instruments, such as warrants, that are not designated as hedging instruments. The gains or losses from changes in fair values of these equity derivatives are recognized in gains on equity investments, net.

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

Currency forward contracts and currency options, which generally expire within 12 months and are used to hedge exposures to variability in expected future foreign-denominated cash flows, are designated as cash flow hedges. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive income in stockholders’ equity and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The hedged transaction’s impact on the income statement is offset in the same line item as the impact of the related derivative. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other, net during the period of change. Prior to the adoption of SFAS 133, derivatives hedging the currency risk of future cash flows were not recognized in the balance sheet.

Currency interest rate swaps and currency forward contracts are used to offset the currency risk of foreign-denominated debt securities classified as trading assets as well as other assets and liabilities denominated in foreign currencies. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related derivatives, with the resulting net gain or loss, if any, recorded in interest and other, net.

Interest rate risk. The company’s primary objective for holding investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on a substantial majority of the company’s investments in long-term fixed rate marketable debt securities are swapped to U.S dollar LIBOR-based returns, using interest rate swaps and currency interest rate swaps which are not designated as hedging instruments. Changes in fair value of the debt securities classified as trading assets are generally offset by changes in fair value of the related derivatives, resulting in negligible net impact. The net gain or loss, if any, is recorded in interest and other, net.

The company also enters into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. These are designated as fair value hedges. The gain or loss from the change in fair value of the interest rate swap as well as the offsetting change in the hedged fair value of the long-term debt are recognized in interest expense. Prior to SFAS 133, interest rate swaps related to long-term debt were not recognized in the balance sheet, nor were the changes in the market value of the debt.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Derivative Financial Instruments (continued)

Equity market risk. From time to time the company may enter into designated fair value hedging transactions using equity options and collars to hedge the equity price risk of marketable securities in its portfolio of strategic equity investments. The gain or loss from the change in fair value of these equity derivatives as well as the offsetting change in hedged fair value of the related strategic equity securities are recognized currently in gains on equity investments, net. The company may or may not enter into transactions to reduce or eliminate the market risks on its investments in strategic equity derivatives, including warrants. Prior to the adoption of SFAS 133, warrants were not considered to be derivative instruments for accounting purposes. The company also uses equity derivatives not designated as hedging instruments to offset the change in fair value of certain strategic marketable equity instruments classified as trading assets.

Measurement of effectiveness of hedge relationships. For currency forward contracts, effectiveness of the hedge is measured by using forward rates to value the forward contract and the forward value of the underlying hedged transaction. For currency options and equity option-based derivatives, effectiveness is measured by the change in the option’s intrinsic value, which represents the change in the option’s strike price compared to the spot price of the underlying hedged transaction. Not included in the assessment of effectiveness are the changes in time value of these options. For interest rate swaps, effectiveness is measured by offsetting the change in fair value of the long-term debt with the change in fair value of the interest rate swap.

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

During the six months ended June 30, 2001, the portion of hedging instruments excluded from the assessment of effectiveness and the ineffective portions of hedges had no material impact on earnings for both cash flow and fair value hedges, and no cash flow hedges were discontinued as a result of forecasted transactions that did not occur.

Earnings per Share

A reconciliation of the shares used in the computation of the company’s basic and diluted earnings per common share is as follows (in millions):

Three Months Ended	Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Weighted average common shares outstanding	6,725	6,710	6,723	6,697
Dilutive effect of:
Employee stock options Convertible notes	164 --	288 7	171 --	296 7

Weighted average common shares outstanding, assuming dilution	6,889	7,005	6,894	7,000

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Earnings per Share (continued)

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and the assumed conversion of the convertible notes for the period they were outstanding. For the first half of 2001, approximately 200 million of the company’s stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Stock Repurchase Program

During the first half of 2001, the company repurchased 63.5 million shares of common stock under the company’s authorized repurchase program at a cost of $2.0 billion. As of June 30, 2001, approximately 63.2 million shares remained available for repurchase under the program.

Gains on Equity Investments, Net

During the first half of 2001, net gains were $3 million, including the impact of the change in fair value of certain equity derivatives. Additionally, these gains were net of impairments recognized on equity investments of approximately $648 million, including $220 million of impairments recognized in the second quarter.

Interest and Other, Net

Interest and other, net included (in millions):

Three Months Ended	Six Months Ended

June 30,	July 1,	June 30,	July 1,
2001	2000	2001	2000

Interest income	$161	$198	$394	$404
Interest expense	(13)	(9)	(25)	(21)
Other, net	(22)	8	21	5

Total	$126	$197	$390	$388

Acquisitions

During the first half of 2001, the company completed several acquisitions, all of which have been accounted for using the purchase method of accounting.

In February 2001, the company acquired nSerial Corporation in exchange for 1.8 million unregistered shares of Intel common stock. Approximately 1.5 million of these shares are contingent upon the continued employment of certain employees (see "Acquisition-Related Unearned Stock Compensation"). nSerial is a developer of high-speed electronic components for optical modules used in networks.

In February 2001, the company acquired Nuron, Inc. in exchange for 2.4 million unregistered shares of Intel common stock. Approximately 0.4 million of these shares are contingent upon the continued employment of certain employees. Nuron is a designer of memory enhancing devices that reduce the burden on computer processors in order to achieve higher system performance, flexibility and capacity.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Acquisitions (continued)

In March 2001, the company acquired Xircom, Inc., in a cash transaction. Xircom is a supplier of PC cards and other products used to connect mobile computing devices to corporate networks and the Internet.

In April 2001, the company acquired VxTel, Inc., in a cash transaction. In addition to the $381 million of consideration paid upon acquisition, payment of approximately $110 million in compensation is contingent upon the continued employment of certain employees. VxTel is a semiconductor company that has developed Voice over Packet (VoP) products that deliver high-quality voice and data communications over next-generation optical networks.

In April 2001, the company acquired Cognet, Inc. in exchange for cash and 4.5 million unregistered shares of Intel common stock, with 3.6 million shares issued, of which approximately 1.4 million shares are contingent upon the continued employment of certain employees. The additional 900,000 shares are issuable contingent upon meeting certain performance criteria. In addition to the total common stock and cash consideration of $183 million, payment of approximately $60 million in compensation is contingent upon continued employment of certain employees and meeting certain performance criteria. Cognet is a developer of components that process electrical signals within optical modules after those signals have been converted from light waves. Cognet has developed electronic components for use in the 10 Gigabit Ethernet modules.

In May 2001, the company acquired LightLogic, Inc. in exchange for 14.2 million shares of Intel common stock. Approximately 1.9 million of these shares are contingent upon the continued employment of certain employees. LightLogic develops highly integrated opto-electronic components and subsystems for high-speed fiber optics telecommunications equipment.

These purchase transactions are further described below (in millions):

Consideration	Purchased In-Process Research and Development	Goodwill and Identified Intangibles	Form of Consideration

nSerial	$66	$3	$29	Common stock and options assumed
Nuron	$91	$19	$60	Common stock and options assumed
Xircom	$553	$53	$530	Cash and options assumed
VxTel	$381	$68	$280	Cash and options assumed
Cognet	$183	$9	$115	Cash, common stock and options assumed
LightLogic	$409	$46	$316	Common stock and options assumed

Consideration includes the cash paid and the value of any stock issued and options assumed, less any cash acquired and excluding contingent employee compensation payable in cash and any debt assumed.

For the first half of 2001, $198 million was allocated to purchased in-process research and development (IPR&D) and expensed upon acquisition of the above companies, because the technological feasibility of products under development had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. A discount rate was determined for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry,

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

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

The consolidated condensed financial statements include the operating results of acquired businesses from the dates of acquisition. The operating results of companies acquired in 2001 since their acquisition have been included in the operating results of the Intel Communications Group operating segment. This group has been included in the "all other" category for segment reporting purposes.

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

Three Months Ended	Six Months Ended

	June 30,	July 1,	June 30,	July 1,
(in millions, except per share amounts)	2001	2000	2001	2000

Net revenues	$6,335	$8,463	$13,088	$16,628
Net income	$307	$2,971	$756	$5,493
Basic earnings per common share	$0.05	$0.44	$0.11	$0.82
Diluted earnings per common share	$0.04	$0.42	$0.11	$0.78

Goodwill and Other Acquisition-Related Intangibles

Net goodwill and other acquisition-related intangibles at the end of each period consisted of the following (in millions):

Life in Years	June 30, 2001	Dec. 30, 2000

Goodwill	2-6	$5,300	$4,977
Developed technology	3-6	817	779
Other intangibles	2-6	160	185

Total		$6,277	$5,941

Other intangibles include items such as trademarks and workforce-in-place. Upon adoption of the new Business Combination rules as discussed in "Recent Accounting Pronouncements," workforce-in-place will no longer meet the definition of an intangible asset and will be reclassified as goodwill. The balances presented above are net of total accumulated amortization of $2.7 billion and $2.0 billion at June 30, 2001 and December 30, 2000, respectively.

Amortization of goodwill and other acquisition-related intangibles and costs was $1.2 billion for the first half of 2001, including a one-time write-off of $88 million. During the first quarter of 2001, the company determined that certain remaining unamortized amounts of goodwill and acquisition-related intangibles related to prior period acquisitions were impaired and those amounts were written off. In addition, the total includes $90 million of amortization of

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Goodwill and Other Acquisition-Related Intangibles (continued)

acquisition-related stock compensation costs (see "Acquisition-Related Unearned Stock Compensation") and $38 million of amortization of other acquisition-related costs.

Acquisition-Related Unearned Stock Compensation

During the first half of 2001, the company recorded acquisition-related purchase consideration of $257 million as unearned stock-based compensation, in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This amount includes the portion of the purchase consideration related to shares issued contingent upon continued employment of certain employee stockholders of nSerial, Nuron, Cognet and LightLogic. The unearned stock-based compensation also includes the intrinsic value of stock options assumed that is earned as the employees provide future services. The compensation is being recognized over the related employment period, and the expense is included in the amortization of goodwill and other acquisition-related intangibles and costs. A total of $90 million of expense was recognized in the first half of 2001 related to current and prior acquisitions.

Long Term Debt

In the second quarter of 2001, the company issued zero coupon senior exchangeable notes for $208 million in net proceeds. The note holders have the right to exchange their Intel notes for convertible notes issued by Samsung Electronic Co., Ltd., and owned by Intel, which are then convertible into equity securities of Samsung. The Intel note holders may exercise their exchange option on the Intel notes any time prior to January 12, 2004. The exchange option is being accounted for as an equity derivative under SFAS 133. The remaining value of the debt instrument, excluding the portion allocated to the equity derivative, will be accreted to its principal amount of $200 million through interest expense over the period to its maturity in 2004. The Intel notes are redeemable by Intel at any time between October 24, 2001 and February 1, 2004.

Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in millions):

Three Months Ended	Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net income	$196	$3,137	$681	$5,833
Change in net unrealized gain (loss) on available-for-sale investments	(70)	(2,108)	(228)	(815)
Change in net unrealized gain (loss) on derivative investments	(1)	--	--	--

Total comprehensive income	$125	$1,029	$453	$5,018

For both balance sheet dates presented, accumulated other comprehensive income (loss) included in stockholders' equity consisted of the accumulated net unrealized gain or loss on available for sale investments, net of tax.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Contingencies

In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents, and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief, damages and prejudgment interest, and further alleges that Intel’s infringement is willful and that any damages awarded should be trebled. Intergraph’s expert witness has claimed that Intergraph is entitled to damages of approximately $2.2 billion for Intel’s alleged patent infringement, $500 million for the alleged antitrust violations and an undetermined amount for alleged state law violations. Intel believes that it does not infringe Intergraph’s patents and believes those patents are invalid and unenforceable. Intel has counterclaimed that the Intergraph patents are invalid and further alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In October 1999, the court reconsidered an earlier adverse ruling and granted Intel’s motion for summary judgment that the Intergraph patents are licensed to Intel, and dismissed all of Intergraph’s patent infringement claims with prejudice. This ruling has been reversed by the Court of Appeals for the Federal Circuit, and as a result, the patent issues were returned to the District Court. In March 2000, the District Court granted Intel’s motion for summary judgment on Intergraph’s federal antitrust claims, and in June 2001, this ruling was affirmed by the Court of Appeals. Intergraph’s state law claims remain at issue in the trial court. The company disputes Intergraph’s claims and intends to defend the lawsuit vigorously.

The company is currently party to various legal proceedings, including that noted above. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Operating Segment Information

Intel is organized into four product-line operating segments, the Intel Architecture Group, the Wireless Communications and Computing Group, the Intel Communications Group, and the New Business Group. During the second quarter of 2001, the company completed the combination of the Networking Communications Group and the Communications Product Group to form the new Intel Communications Group.

Although the company has four operating segments, only the Intel Architecture Group is a reportable segment. The Intel Architecture Group’s products include microprocessors, motherboards and other related board-level products, including chipsets.

The "all other" category includes revenues and earnings or losses for all operating segments other than the Intel Architecture Group. In addition, "all other" includes certain corporate-level operating expenses, including a portion of profit-dependent bonus expenses that are not allocated to the operating segments. Prior to 2001 the majority of the profit-dependent bonus expenses were reported at the corporate level, but as of the first quarter of 2001, the majority of these expenses have been allocated to the operating segments. Information for prior periods has been restated to conform to the new presentation.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Operating Segment Information (continued)

Segment information is summarized as follows (in millions):

Three Months Ended	Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Intel Architecture Group:
Revenues	$5,127	$6,756	$10,260	$13,408
Operating profit	$1,466	$2,971	$3,149	$5,977

All other:
Revenues	$1,207	$1,544	$2,751	$2,885
Operating loss	$(1,249)	$(563)	$(2,290)	$(1,015)

Total:
Revenues	$6,334	$8,300	$13,011	$16,293
Operating profit	$217	$2,408	$859	$4,962

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Second Quarter of 2001 Compared to Second Quarter of 2000

Our net revenues in Q2 2001 decreased by 24% compared to Q2 2000. Net revenues for the Intel Architecture Group operating segment also decreased 24% in Q2 2001 compared to Q2 2000. The decrease in net revenues for the Intel Architecture Group was primarily due to lower unit sales volume and lower average selling prices of microprocessors. In addition, within the "all other" category for segment reporting purposes, revenues from sales of networking and communications products and flash memory declined significantly between these periods.

For Q2 2001, sales of microprocessors within the Intel Architecture Group that were based on the P6 microarchitecture (including the Celeron(Trademark) , Pentium(Registered Trademark) III and Pentium(Registered Trademark) III Xeon(Trademark) processors), as well as the related board-level products, such as chipsets, comprised a majority of our consolidated net revenues and a substantial majority of gross margin. For Q2 2000, sales of these products comprised a substantial majority of both consolidated net revenues and gross margin.

Total cost of sales was essentially flat in Q2 2001 compared to Q2 2000 and the cost of sales within the Intel Architecture Group operating segment was also flat for the same period. Lower cost of sales due to a lower sales volume of microprocessors was offset by a higher average cost per unit and higher start-up costs related to the 0.13-micron process technology ramp and 300-millimeter wafer manufacturing. Within the "all other" category for segment reporting, cost of sales increased slightly primarily due to the impact of higher inventory reserves in the flash memory and networking and communications businesses, partially offset by the impact of lower unit volumes. Our gross margin percentage decreased to 48% in Q2 2001 from 60% in Q2 2000, primarily due to lower revenue from sales of microprocessors. The impact of higher inventory reserves in the flash memory and networking and communications businesses also contributed to the decrease in the gross margin percentage. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $123 million for purchased in-process research and development (IPR&D) related to the acquisitions completed in Q2 2001, research and development spending decreased $52 million, or 5%, in Q2 2001 compared to Q2 2000. This decrease was primarily due to lower spending on 0.13-micron process technology development and lower profit dependent expenses, partially offset by research and development expenses from companies acquired. Marketing, general and administrative expenses decreased $49 million, or 4%, in Q2 2001 compared to Q2 2000, primarily due to decreased profit-dependent bonus expenses and Intel Inside(Registered Trademark) Program cooperative advertising expenses, partially offset by marketing, general and administrative expenses from companies acquired and increased headcount. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles and costs, operating expenses were 33% of net revenues in Q2 2001 and 26% of net revenues in Q2 2000.

Amortization of goodwill and other acquisition-related intangibles and costs increased to $594 million in Q2 2001 compared to $394 million in Q2 2000, primarily due to the impact of acquisitions made since Q2 2000. In July 2001, the Financial Accounting Standards Board issued new rules for accounting for business combinations and goodwill and intangible assets that will become effective in January 2002. See "Recent Accounting Pronouncements." If these new rules had applied in Q2 2001, we estimate that amortization expense would have been approximately $400 million lower than the $594 million reported for the second quarter of 2001.

For Q2 2001, gains on equity investments, net were $3 million, compared to $2.1 billion in Q2 2000. Gains in the current quarter were net of impairment charges of approximately $220 million. The gains in Q2 2000 included the gain on the sale of our holdings of Micron Technology, Inc. Interest and other, net decreased to $126 million in Q2 2001 compared, to $197 million in Q2 2000. The decrease was primarily due to lower average interest rates and lower average investment balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- Second Quarter of 2001 Compared to Second Quarter of 2000 (continued)

Our effective income tax rate was 43.4% in Q2 2001 compared to 33.9% in Q2 2000. Excluding the impact of non-deductible IPR&D charges and amortization of non-deductible goodwill, our effective income tax rate was 19.7% for Q2 2001 compared to 31.9% in Q2 2000, and includes an adjustment to reflect a new estimated annual tax rate of 25.7% for 2001. The decreased annual rate is primarily due to changes in expected income and the distribution of income in various tax jurisdictions.

Results of Operations -- First Half of 2001 Compared to First Half of 2000

Our net revenues for the first half of 2001 decreased by 20% compared to the first half of 2000. Net revenues for the Intel Architecture Group decreased by 23% due to lower unit sales volume and lower average selling prices of microprocessors. Within the "all other" category for segment reporting purposes, revenues from sales of networking and communications products declined significantly between these periods.

For the first half of 2001, sales of microprocessors within the Intel Architecture Group that were based on the P6 microarchitecture (including the Celeron, Pentium III and Pentium III Xeon processors), as well as the related board-level products, such as chipsets, comprised a majority of our consolidated net revenues and a substantial majority of gross margin. For first half of 2000, sales of these products comprised a substantial majority of both consolidated net revenues and gross margin.

Although the total cost of sales increased 4% in the first half of 2001 compared to the first half of 2000, the cost of sales within the Intel Architecture Group operating segment decreased slightly for the same period. The decrease was primarily due to lower sales volume as well as a slightly lower average cost per unit for microprocessors, partially offset by increased start-up costs related to the 0.13-micron process technology ramp and 300-millimeter wafer manufacturing. The decreased costs from the Intel Architecture Group were more than offset by higher cost of sales in the "all other" category for segment reporting, due to the impact of higher inventory reserves in the flash memory and networking and communications businesses and increased start-up costs in the flash memory business. Our gross margin percentage decreased to 50% in the first half of 2001 from 62% in the first half of 2000, primarily due to lower revenue from sales of microprocessors and higher start-up costs in the Intel Architecture Group. The impact of higher inventory reserves in the flash memory and networking and communications businesses and higher start-up costs in the flash memory business also contributed to the decrease in the gross margin percentage. See "Outlook" for a discussion of gross margin expectations.

Excluding charges of $198 million for IPR&D related to the acquisitions completed in the first half of 2001, research and development spending was flat in the first half of 2001 compared to the first half of 2000. Additionally, marketing, general and administrative expenses were essentially flat in the first half of 2001 compared to the first half of 2000, with lower Intel Inside Program expenses and profit-dependent bonus expenses, offset by expenses from companies acquired and increased headcount. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles, operating expenses were 33% of net revenues in the first half of 2001 and 26% of net revenues in the first half of 2000.

Amortization of goodwill and other acquisition-related intangibles increased to $1.2 billion in the first half of 2001 compared to $707 million in the first half of 2000, primarily due to the impact of the acquisitions made since the first half of 2000 and a write-off of impaired goodwill and identified intangibles of $88 million in the first quarter of 2001, related to prior period acquisitions. If the new rules for accounting for goodwill and intangible assets issued by the Financial Accounting Standards Board in July 2001 had applied during the first half of 2001, we estimate that amortization expense would have been approximately $800 million lower than the $1.2 billion reported for the first half of 2001.

For the first half of 2001, net gains on equity investments totaled $3 million, compared to$2.6 billion in the first half of 2000. Gains in the first half of 2001 were net of impairment charges of approximately $648 million. The gains in the first half of 2000 included the gain on Micron Technology, Inc. Interest and other, net increased slightly to $390

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First Half of 2001 Compared to First Half of 2000 (continued)

million in the first half of 2001 compared to $388 million in the first half of 2000, including an increase of $45 million due to the cumulative effect of adopting Statement of Financial Accounting Standard No. 133 in the first quarter of 2001.

Our effective income tax rate was 45.6% for the first half of 2001 compared to 26.6% for the first half of 2000. The effective rate in the first half of 2000 reflected a one-time benefit of $600 million due to the closure of the Internal Revenue Service (IRS) examination of our tax returns for years up to and including 1998. Excluding the impact of non-deductible IPR&D charges and amortization of non-deductible goodwill as well as the IRS settlement, our effective income tax rate was 25.7% for the first half of 2001 compared to 31.8% in the first half of 2000. The decreased rate in 2001 is primarily due to changes in expected income and the distribution of income in various tax jurisdictions.

Purchased In-Process Research and Development

In the first half of 2001, the company recorded $198 million in charges for IPR&D, including charges related to the acquisitions of Xircom, Inc., VxTel, Inc. and LightLogic, Inc., as follows:

(Dollars in millions)	IPR&D	Estimated cost to complete technology	Discount Rate applied to IPR&D	Weighted average cost of capital

Xircom	$53	$7	25-55%	22%
VxTel	$68	$14	25-35%	22%
LightLogic	$46	$7	25-35%	23%

Xircom specializes in PC cards and other products used to connect mobile computing devices to corporate networks and the Internet. Xircom had 20 IPR&D projects, each contributing from 1% to 24% of the total IPR&D value. The in-process projects included the development of next-generation PC card devices for portable computing connectivity that supports various computing standards. These projects ranged from 5% to 86% complete. All projects had expected completion dates in 2001.

VxTel designs signal and packet processing silicon and system-level solutions that form the foundation for next-generation optical networks. VxTel had two IPR&D projects, with its digital signal processor project accounting for 89% of the total IPR&D value. The new digital signal processor provides increased channel density with lower power consumption for voice over packet applications and the project was 84% complete with an estimated completion date of Q3 2001.

LightLogic designs advanced opto-electronic modules for next-generation optical communication systems. LightLogic had four IPR&D projects, each contributing from 8% to 52% of the total IPR&D value. These projects combine next-generation optical and electronic functionality in smaller transmitter and receiver form factors. These projects ranged from 40% to 80% complete and had expected completion dates in 2001.

The estimated completion dates of IPR&D projects from companies acquired in 1999 and 2000 remain substantially unchanged over the first half of 2001. The Level One Communications, Inc. acquisition projects were substantially completed as of the end of Q1 2001.

Failure to deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Our financial condition remains strong. At June 30, 2001, cash, short-term investments and trading assets totaled $10.6 billion, down from $13.8 billion at December 30, 2000.

The major sources of cash during the first half of 2001 were cash provided by operating activities of $3.3 billion and proceeds from sales of shares through employee stock plans of $410 million. Major uses of cash during the period included capital spending of $4.8 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, and $2.0 billion to repurchase 63.5 million shares of common stock. We also paid $879 million in net cash for acquisitions, including the purchase of Xircom, VxTel and Cognet, Inc. See "Outlook" for a discussion of capital expenditure expectations in 2001.

Our five largest customers accounted for approximately 37% of net revenues for the first half of 2001. At June 30, 2001, the five largest customers accounted for approximately 36% of net accounts receivable.

At June 30, 2001, marketable strategic equity securities totaled $649 million, a decrease of $1.3 billion compared to $1.9 billion at December 30, 2000. Unrealized depreciation was $58 million at June 30, 2001 compared to unrealized appreciation of $292 million at December 30, 2000. The decrease in value of our marketable equity portfolio is primarily due to declines in market values and sales of appreciated equity securities, partially offset by additional investments. At June 30, 2001, the carrying value of our non-marketable equity investments and equity derivatives was $2.0 billion, an increase from $1.8 billion at December 30, 2000, primarily as a result of additional investments, partially offset by impairment charges.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including planned and potential future acquisitions or strategic investments, capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and the dividend program.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions or other business combinations that had not closed as of the end of the second quarter of 2001.

Our goal is to be the preeminent building block supplier to the worldwide Internet economy by focusing on our core competencies in silicon technology and digital computing and communications. Our primary focus areas are the desktop and mobile platforms, the server platform, the handheld computing platform, and the networking and communications platform. The platforms are supported by our four silicon architectures for the Internet: IA-32, the Itanium(Trademark) processor family, the Intel(Registered Trademark) Personal Internet Client Architecture (Intel(Registered Trademark) PCA) and the Intel(Registered Trademark) Internet Exchange(Trademark) Architecture (Intel(Registered Trademark) IXA).

The Intel Architecture Group operating segment supports the desktop and mobile platforms with the IA-32 architecture. The IA-32 architecture includes both the Intel(Registered Trademark) NetBurst(Trademark) and P6 microarchitectures. Our strategy for desktop and mobile platforms is to introduce ever-higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. In line with our strategy, we introduced two higher-speed mobile versions of the Pentium III processor, at 750 MHz featuring Intel(Registered Trademark) SpeedStep(Trademark) technology and at 600 MHz, in an Ultra-Low-Voltage version to provide the lowest power consumption and highest performance for the ultra-portable mobile PC market segment. We also demonstrated the next-generation mobile processor based on 0.13 micron process technology, which is expected to be available in the third quarter at speeds above 1GHz. During the second quarter of 2001, we introduced a version of the Intel(Registered Trademark) Pentium(Registered Trademark) 4 processor at 1.7GHz. We subsequently announced a major acceleration of our desktop microprocessor product line to provide a more rapid transition from the Pentium III processor to the Pentium 4 processor, and we expect to aggressively ramp the Pentium 4 processor into all mainstream PC price points by the end of 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

The Intel Architecture Group operating segment also supports the server platform with the Intel(Registered Trademark) Xeon(Trademark) processor family under the IA-32 architecture for workstations and front-end through high-end servers. In the second quarter of 2001, we introduced the first member of the Xeon processor family based on the NetBurst microarchitecture of the Pentium 4 processor, aimed at high-end and mid-range dual-processor enabled workstations. Our strategy for the server platform is to provide higher performance processors and the best price for performance for the various server market segments. The Intel Architecture group also supports the 64-bit Itanium processor family for enterprise-class servers and workstations. During the second quarter of 2001, OEM customers began shipping Itanium-based servers and workstations and we expect 25 computer manufacturers to offer more than 35 models during 2001. In June, we announced a multi-year agreement with Compaq Computer Corporation involving the transfer of key enterprise processor technology to Intel and consolidation of Compaq’s entire 64-bit server family on the Itanium architecture. To further enhance the acceptance and deployment of our server products by our customers, we also provide e-Business enabling solutions.

We plan to cultivate new businesses as well as continue to work with the computing industry to expand Internet capabilities and product offerings, and develop compelling software applications that can take advantage of higher performance microprocessors and chipsets, thus driving demand toward our newer products in each computing market segment. Our microprocessor products compete with existing and future products in the various computing market segments and we have experienced an increase in the competitive product offerings in the performance desktop market segment. We may continue to take various steps, including reducing microprocessor prices and offering rebates at such times as we deem appropriate, in order to increase acceptance of our latest technology and to remain competitive within each relevant market segment.

Our strategy for the handheld computing platform is to deliver the architecture and products to enable quick deployment of applications and services for wireless Internet and personal information devices. The Intel PCA architecture describes the separation of communication and applications building blocks for cellular phones and portable handheld devices. By separating the communications and applications elements within a device, PCA allows for faster time-to-market for our customers and a standard, scalable platform for applications development. Our current and expected future products for the handheld platform include flash memory, processors based on the Intel(Registered Trademark) StrongARM* processor and Intel(Registered Trademark) XScale(Trademark) microarchitecture, and baseband chipsets. The Wireless Communications and Computing Group supports the handheld computing initiatives.

Within the Intel Communications Group, our strategy is based on three focus areas that are defining trends for the Internet: Ethernet, network processing solutions, and high-performance, low-power building blocks for telecommunications. Each of these trends relies on technology where we have core competencies. We plan to expand on our strength in the Ethernet connectivity space as Ethernet expands from the office and local area network (LAN) environment into the metropolitan area network (MAN), wide area network (WAN) and home market segments. For the MAN/WAN market segment, we are providing Ethernet-based, opto-electronic components at multiple levels of integration that provide increased speed and reach. Our network processing solutions, based on the Intel IXA architecture, provide programmable silicon and software building blocks that enable faster development, more cost-effective deployment and future upgradability of network and communications systems. For telecommunications customers, our focus is on providing high-performance, high-density, low-power processing building blocks combined with an open computer systems architecture.

We have made acquisitions and expect to make additional acquisitions, including acquisitions to grow our communications businesses. If these acquisitions fail to deliver new products or to gain expected market acceptance, or if market conditions in the communications businesses fail to improve, our revenue and expense forecasts for the acquired businesses may not be achieved. This could have a significant impact on the operations of the acquired businesses and other Intel operations as well as the financial results of the acquired businesses and the value of related intangible assets, including goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

Continuing negative trends in global economic conditions make it particularly difficult to predict product demand; however, we believe that the Intel Architecture business has stabilized and we expect to see seasonal patterns in sales of processor units going forward from our current business level. We continue to experience weakness in the communications businesses. For the third quarter, we expect revenue to be between $6.2 billion and $6.8 billion, compared to second quarter revenue of $6.3 billion. Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture Group. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets, motherboards, purchased components and other semiconductor products, all of which are difficult to forecast. Because of the wide price difference among types of microprocessors, this mix affects the average price that we will realize and has a large impact on our revenues and gross margins. Microprocessor revenues are also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the third quarter of 2001 to be approximately 47%, plus or minus a couple of points, down from 48% in the second quarter. The expected margin decrease in the third quarter reflects expected lower microprocessor pricing and higher cost per unit as we accelerate the desktop processor roadmap and ramp the Pentium 4 processor. Our gross margin expectation for 2001 is 49%, plus or minus a few points, lower than the previous expectation of 50%, plus or minus a few points. Our gross margin percentage in any period varies depending on the mix of types and speeds and the pricing of processors sold as well as the mix of microprocessors and related motherboards and purchased components. Various other factors -- including unit volumes, yield issues associated with production at factories, ramp of new technologies, excess of manufacturing capacity, the reusability of factory equipment, excess inventory, inventory obsolescence, variations in inventory valuation and mix of shipments of other semiconductor and non-semiconductor products -- will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

We have expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and continue to plan capacity based on the assumed continued success of our strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be approximately $7.5 billion in 2001. This capital spending includes expected spending related to the 0.13-micron process manufacturing technology and for 300-millimeter wafer manufacturing. If the demand for our products does not continue to grow and move rapidly toward higher performance products in the various market segments, revenues and gross margins could be adversely affected and manufacturing capacity could be under-utilized. This spending plan is dependent upon expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. Depreciation for the third quarter of 2001 is expected to be approximately $1.1 billion and $4.2 billion for the full year 2001. Amortization of goodwill and other acquisition-related intangibles and costs is expected to be approximately $600 million in the third quarter and $2.3 billion for the full year 2001.

Spending on research and development, excluding IPR&D, plus marketing, general and administrative expenses in the third quarter of 2001 is expected to be between $2.1 billion and $2.2 billion, compared to second quarter expenses of $2.1 billion. Expenses may vary from this expectation depending, in part, on the level of revenue and profits.

Research and development spending, excluding IPR&D, is expected to be approximately $4.0 billion in 2001, lower than the previous expectation of $4.2 billion, primarily due to reductions in discretionary spending within ongoing programs.

In March 2001, we announced that we expect to reduce headcount by approximately 5,000 people over the remainder of 2001, predominantly through attrition and a voluntary separation program. The planned reduction excludes any headcount additions from acquisitions after the first quarter of 2001. We continue to expect that we will meet our headcount reduction goals by year-end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

We expect net gains on equity investments and interest and other for the third quarter of 2001 to be zero, due to an expectation of a net loss on equity investments of approximately $100 million, primarily as a result of impairment charges. This expectation will vary depending on equity market levels and volatility and the prices realized on the sale of investments, including gains or losses on investments acquired by third parties, determination of impairment charges including potential impairment of non-marketable investments, losses on equity-method investments, interest rates, cash balances, mark-to-market of derivative instruments and assuming no unanticipated items.

We expect the tax rate for 2001 to be approximately 25.7%, excluding the impact of IPR&D charges and non-deductible amortization of goodwill. This estimate is based on current tax law, the current estimate of earnings, the expected distribution of income among various tax jurisdictions, and is subject to change.

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

Our future results of operations and the other forward-looking statements contained in this outlook involve a number of risks and uncertainties -- in particular the statements regarding our goals and strategies, expectations regarding new product introductions and additional acquisitions, plans to cultivate new businesses to expand the Internet, revenues, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, headcount reduction expectations, expectations for losses on equity investments and interest and other, the tax rate and pending legal proceedings. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and trends in the computing and communications industries in various geographic regions; changes in customer order patterns; competitive factors such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; industry adoption of our new architectures; pricing pressures; development and timing of the introduction of compelling software applications; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the manufacturing ramp including the transition to 0.13-micron process technology and the ramp of the Pentium 4 processor; the ability to grow new networking, communications, wireless and other businesses and successfully integrate and operate any acquired businesses; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability in a locale, such as unrest in Israel; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); and litigation involving antitrust, intellectual property, consumer and other issues.

We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Status of Business Outlook and Scheduled Business Update:

We expect that our corporate representatives will meet privately during the quarter with investors, the media, investment analysts and others. At these meetings, we may reiterate the current published Outlook. At the same time, we will keep this Outlook publicly available on our Web site (www.intc.com). Unless we are in a Quiet Period (described below), the public can continue to rely on the Outlook on the Web site as being our current expectations on matters covered, unless we publish a notice stating otherwise.

We intend to publish a Business Update press release on September 6, 2001, and hold a related analysts’ conference call (available for listening by webcast). From September 1, 2001, until publication of the Business Update press release, we will observe a "Quiet Period." During the Quiet Period, the Outlook and other forward-looking statements contained in the Earnings Releases and Business Update press releases as well as in our filings with the SEC, such as this Form 10-Q, should be considered to be historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment concerning the Outlook or our financial results or expectations.

A Quiet Period, operating in similar fashion with regard to the Business Update and our SEC filings will begin September 15, 2001, and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for October 16, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000 and to the subheading "Financial Market Risks" under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" on page 38 of our 2000 Annual Report to Stockholders.

We have a portfolio of strategic equity investments that includes marketable securities classified as either marketable strategic equity securities or trading assets as well as derivative equity instruments such as warrants and options. We may or may not enter into transactions to reduce or eliminate our market exposure on these investments. These investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in three sectors: Internet, semiconductor and networking. As of June 30, 2001, five equity positions constituted approximately 50% of the market value of the portfolio, with no individual position exceeding 15% of the portfolio; however, some of these positions are fully or partially hedged or offset.

We analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis, we estimated that it was reasonably possible that the prices of the investments in our portfolio could experience a 30% adverse change in the near term. Assuming a hypothetical 30% adverse change in market prices and after reflecting the impact of hedges or offsetting positions that are in place, our portfolio would decrease in value by approximately $200 million, based on the value of these investments as of June 30, 2001. The portfolio’s concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio’s price volatility. This estimate is not necessarily indicative of future performance, and actual results may differ materially.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 30, 2000 for descriptions of the following and other legal proceedings.

Intergraph Corporation v. Intel

U.S. District Court, Northern District of Alabama, Northeastern Division (CV-97-N-3023-NE)

In March 2000, the District Court issued an order granting Intel summary judgment on Intergraph’s antitrust claims, and in June 2001, this ruling was affirmed by the Court of Appeals. Intergraph’s patent and state law claims remain at issue in the trial court. We dispute Intergraph’s claims and intend to defend the lawsuit vigorously.

We are currently party to various legal proceedings, including that noted above. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 2.          Changes in Securities

(c)     Unregistered sales of equity securities.

In April 2001, we issued 3.6 million shares of Intel common stock in connection with the purchase of Cognet, Inc. pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. This transaction was made without general solicitation or advertising. The company believes that each purchaser (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring the Intel common stock solely for his or her own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

In May 2001, we acquired LightLogic, Inc. in exchange for approximately 14.2 million shares of Intel common stock issued pursuant to an exemption from registration under Section 3 (a) (10) of the Securities Act of 1933. This transaction was made without general solicitation or advertising. The company believes that each purchaser (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring the Intel common stock solely for his or her own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

Item 4.          Submission of Matters to a Vote of Security Holders

At Intel Corporation’s Annual Stockholders’ Meeting held on May 24, 2001, the following proposals were adopted by the margins indicated.

Number of Shares
Voted For		Withheld
1. To elect a board of directors to hold office until the next annual stockholders' meeting or until their respective successors have been elected or appointed.

C. Barrett	5,563,053,948	35,834,355
J. Browne	5,563,355,414	35,532,889
W. Chen	5,565,999,499	32,888,804
A. Grove	5,565,900,471	32,987,832
J. Guzy	5,564,012,524	34,875,779
R. Hunt	5,561,710,733	37,177,570
D. Pottruck	5,565,540,255	33,348,048
J. Shaw	5,565,631,655	33,256,648
L. Vadasz	5,563,021,563	35,866,740
D. Yoffie	5,565,253,750	33,634,553
C. Young	5,562,961,028	35,927,275

	Number of Shares
	Voted For	Voted Against	Withheld
2. To ratify the appointment of Ernst & Young LLP as the company's independent auditor for 2001.	5,552,714,699	20,909,871	25,263,733

 Item 5.      Other Information

On May 23, 2001 the Board of Directors approved an amendment to Intel’s bylaws to grant authority to the board’s Executive Committee to approve mergers between Intel and other entities. This is a technical amendment which revises the bylaws in accordance with Delaware code provisions relating to board delegation of authority to board committees.

Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits

        3.1     Intel Corporation Bylaws as amended.

        12.1    Statement setting forth the computation of ratios of earnings to fixed charges.

(b)     Reports on Form 8-K

        1.  On April 18, 2001, Intel filed a report on Form 8-K relating to financial information for Intel
            Corporation for the quarter ended March 30, 2001 and forward-looking statements relating to
            2001, the second quarter of 2001 and the second half of 2001 as presented in a press release of
            April 17, 2001.

        2.  On June 8, 2001, Intel filed a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2001 and the second quarter of 2001 as presented in a press release of June 7, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION
(Registrant)

Date: August 7, 2001	By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer