Form 10-Q
period 2001-09-29
INTEL CORP
filed 2001-11-07
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2001

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

Shares outstanding of the Registrant's common stock:

Class	Outstanding at September 29, 2001
Common stock, $0.001 par value	6,712 million

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Intel Corporation
Consolidated Condensed Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(in millions, except per share amounts)	2001	2000	2001	2000

Net revenues	$6,545	$8,731	$19,556	$25,024
Costs and expenses:
Cost of sales	3,553	3,148	10,085	9,420
Research and development	930	977	2,844	2,899
Marketing, general and administrative	1,064	1,321	3,393	3,668
Amortization of goodwill and other acquisition-related intangibles and costs	609	420	1,788	1,127
Purchased in-process research and development	--	8	198	91

Operating costs and expenses	6,156	5,874	18,308	17,205

Operating income	389	2,857	1,248	7,819
Gains (losses) on equity investments, net	(182)	716	(179)	3,309
Interest and other, net	(70)	250	320	638

Income before taxes	137	3,823	1,389	11,766

Provision for taxes	31	1,314	602	3,424

Net income	$106	$2,509	$787	$8,342

Basic earnings per common share	$0.02	$0.37	$0.12	$1.24

Diluted earnings per common share	$0.02	$0.36	$0.11	$1.19

Cash dividends declared per common share	$0.040	$0.020	$0.080	$0.070

Weighted average common shares outstanding	6,718	6,719	6,721	6,704

Weighted average common shares outstanding, assuming dilution	6,876	7,007	6,888	7,002

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)
Intel Corporation
Consolidated Condensed Balance Sheets

	Sept. 29,	Dec. 30,
(in millions)	2001	2000

(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,864	$2,976
Short-term investments	4,294	10,497
Trading assets	1,059	350
Accounts receivable, net	3,043	4,129
Inventories:
Raw materials	297	384
Work in process	1,308	1,057
Finished goods	746	800

	2,351	2,241

Deferred tax assets	1,019	721
Other current assets	237	236

Total current assets	16,867	21,150

Property, plant and equipment	33,521	28,253
Less accumulated depreciation	15,383	13,240

Property, plant and equipment, net	18,138	15,013
Marketable strategic equity securities	165	1,915
Other long-term investments	1,249	1,797
Goodwill, net	4,714	4,977
Other acquisition-related intangibles, net	888	964
Other assets	2,210	2,129

TOTAL ASSETS	$44,231	$47,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$302	$378
Accounts payable	1,792	2,387
Accrued compensation and benefits	901	1,696
Deferred income on shipments to distributors	507	674
Accrued advertising	572	782
Other accrued liabilities	1,351	1,440
Income taxes payable	768	1,293

Total current liabilities	6,193	8,650

Long-term debt	972	707
Deferred tax liabilities	1,164	1,266
Stockholders' equity:
Preferred stock	--	--
Common stock and capital in excess of par value	8,965	8,486
Acquisition-related unearned stock compensation	(207)	(97)
Accumulated other comprehensive income (loss)	(67)	195
Retained earnings	27,211	28,738

Total stockholders' equity	35,902	37,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,231	$47,945

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)
	Nine Months Ended

	Sept. 29,	Sept. 30,
(in millions)	2001	2000

Cash flows provided by (used for) operating activities:
Net income	$787	$8,342
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,038	2,463
Amortization of goodwill and other acquisition-related intangibles and costs	1,788	1,127
Purchased in-process research and development	198	91
(Gains) losses on equity investments, net	179	(3,309)
Impairment of equity-method investment	166	--
Net loss on retirements of property, plant and equipment	81	99
Deferred taxes	(253)	(108)
Changes in assets and liabilities:
Accounts receivable	1,124	(839)
Inventories	(68)	(437)
Accounts payable	(650)	958
Accrued compensation and benefits	(803)	(82)
Income taxes payable	(531)	(311)
Tax benefit from employee stock plans	241	852
Other assets and liabilities	62	603

Total adjustments	4,572	1,107

Net cash provided by operating activities	5,359	9,449

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(6,173)	(4,251)
Acquisitions, net of cash acquired	(879)	(2,102)
Purchases of available-for-sale investments	(5,923)	(11,250)
Maturities and sales of available-for-sale investments	12,389	13,948
Other investing activities	(315)	(522)

Net cash used for investing activities	(901)	(4,177)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(80)	106
Additions to long-term debt	266	11
Retirement of long-term debt	--	(46)
Proceeds from sales of shares through employee stock plans and other	653	737
Repurchase and retirement of common stock	(3,005)	(3,006)
Payment of dividends to stockholders	(404)	(335)

Net cash used for financing activities	(2,570)	(2,533)

Net increase in cash and cash equivalents	$1,888	$2,739

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39	$32
Income taxes	$1,112	$2,987

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

Recent Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2001. Through the end of fiscal 2001, the company will test goodwill for impairment using the current method, which uses an undiscounted cash flow approach. For 2002, the company will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. The company is currently evaluating the potential impact, if any, of the application of the goodwill impairment provisions of the new rules on its financial condition and results of operations. Based on acquisitions completed as of September 29, 2001, application of the goodwill non-amortization provisions of these rules, without considering any potential impairment, is expected to result in an increase in net income of approximately $1.5 billion for fiscal year 2002.

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

Trading Assets

Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The company elects to classify as trading assets certain marketable securities whose gains or losses are offset by losses or gains on related derivatives or liabilities. For marketable debt securities, gains or losses from changes in fair value, offset by losses or gains on related derivative instruments, are included in interest and other, net. For certain marketable equity securities, gains or losses from changes in fair value, offset or partially offset by losses or gains on related equity derivative instruments, are included in gains or losses on equity investments, net. See "Derivative Financial Instruments, Equity market risk." For other marketable equity instruments, gains or losses from changes in fair value, offset by losses or gains on liabilities related to certain deferred compensation arrangements, are included in interest and other, net.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Derivative Financial Instruments

The company's primary objective for holding derivative financial instruments is to manage interest rate, foreign currency and certain equity market risks. The company's derivative instruments are recorded at fair value and are included in other current assets, other assets, other accrued liabilities or long-term debt. The company's accounting policies for these instruments are based on whether they meet the company's criteria for designation as hedging transactions, either as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of assets and liabilities.

As part of its strategic investment program, the company also acquires equity derivative instruments, such as warrants, that are not designated as hedging instruments. The gains or losses from changes in fair values of these equity derivatives are recognized in gains or losses on equity investments, net.

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

Currency forward contracts and currency options, which generally expire within 12 months and are used to hedge exposures to variability in expected future foreign-denominated cash flows, are designated as cash flow hedges. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive income in stockholders' equity and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, and within the same income statement line item. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other, net during the period of change. Prior to the adoption of SFAS 133, derivatives hedging the currency risk of future cash flows were not recognized in the balance sheet.

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

Interest rate risk. The company's primary objective for holding investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on a substantial majority of the company's investments in long-term fixed rate marketable debt securities are swapped to U.S dollar LIBOR-based returns, using interest rate swaps and currency interest rate swaps which are not designated as hedging instruments. Changes in fair value of the debt securities classified as trading assets are generally offset by changes in fair value of the related derivatives, resulting in negligible net impact. The net gain or loss, if any, is recorded in interest and other, net.

The company also enters into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. These are designated as fair value hedges. The gain or loss from the change in fair value of the interest rate swap as well as the offsetting change in the hedged fair value of the long-term debt are recognized in interest expense. Prior to the adoption of SFAS 133, interest rate swaps related to long-term debt were not recognized in the balance sheet, nor were the changes in the market value of the debt.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Derivative Financial Instruments (continued)

Equity market risk. From time to time the company may enter into designated fair value hedging transactions using equity options and collars to hedge the equity market risk of marketable securities in its portfolio of strategic equity investments. The gain or loss from the change in fair value of these equity derivatives as well as the offsetting change in hedged fair value of the related strategic equity securities are recognized currently in gains or losses on equity investments, net. The company may or may not enter into transactions to reduce or eliminate the market risks of its investments in strategic equity derivatives, including warrants. Prior to the adoption of SFAS 133, warrants were not considered to be derivative instruments for accounting purposes. The company also uses equity derivatives not designated as hedging instruments to offset the change in fair value of certain strategic marketable equity instruments classified as trading assets.

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

Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other, net or in gains or losses on equity investments, net, depending on the nature of the underlying asset or liability. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument would be recognized in income in the same period. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

During the nine months ended September 29, 2001, the portion of hedging instruments excluded from the assessment of effectiveness and the ineffective portions of hedges had no material impact on earnings for either cash flow or fair value hedges, and no cash flow hedges were discontinued as a result of forecasted transactions that did not occur.

Earnings per Share

A reconciliation of the shares used in the computation of the company's basic and diluted earnings per common share is as follows (in millions):
	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000

Weighted average common shares outstanding	6,718	6,719	6,721	6,704
Dilutive effect of:
Employee stock options Convertible notes	158 --	283 5	167 --	291 7

Weighted average common shares outstanding, assuming dilution	6,876	7,007	6,888	7,002

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Earnings per Share (continued)

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and the assumed conversion of the convertible notes for the period they were outstanding. For the three and nine months ended September 29, 2001, approximately 223 million and 207 million, respectively, of the company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive. These options could be dilutive in the future.

Stock Repurchase Program

During the first nine months of 2001, the company repurchased 98.4 million shares of common stock under the company's authorized repurchase program at a cost of $3.0 billion. In September 2001, the board of directors increased the number of shares available under the repurchase program by 300 million shares. With this increase, a total of 328 million shares remained available under the repurchase authorization as of September 29, 2001.

Gains (Losses) on Equity Investments, Net

During the first nine months of 2001, net losses on investments in equity securities and certain equity derivatives were $179 million. These losses included impairments recognized on investments in equity securities of approximately $833 million, including $185 million of impairments recognized in the third quarter.

Interest and Other, Net

Interest and other, net included (in millions):

Three Months Ended		Nine Months Ended

Sept 29,	Sept 30,	Sept 29,	Sept 30,
2001	2000	2001	2000

Interest income	$126	$267	$520	$672
Interest expense	(16)	(5)	(41)	(26)
Impairment of equity-method investment	(166)	--	(166)	--
Other, net	(14)	(12)	7	(8)

Total	$(70)	$250	$320	$638

Acquisitions

During the first nine months of 2001, the company completed several acquisitions, all of which have been accounted for using the purchase method of accounting.

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

In April 2001, the company acquired VxTel, Inc., in a cash transaction. In addition to the $381 million of consideration paid upon acquisition, payment of approximately $110 million is contingent upon the continued employment of certain employees. VxTel is a semiconductor company that has developed Voice over Packet (VoP) products that deliver high-quality voice and data communications over next-generation optical networks.

In April 2001, the company acquired Cognet, Inc. in exchange for cash and 3.6 million unregistered shares of Intel common stock, of which approximately 1.4 million shares are contingent upon the continued employment of the founding stockholders. An additional 900,000 registered shares are issuable to certain employees contingent upon meeting certain performance criteria and are not included in purchase consideration. In addition to the total common stock and cash consideration of $156 million, payment of approximately $60 million in cash compensation is contingent upon continued employment of certain employees and meeting certain performance criteria. Cognet is a developer of components that process electrical signals within optical modules after those signals have been converted from light waves. Cognet has developed electronic components for use in the 10 Gigabit Ethernet modules.

In May 2001, the company acquired LightLogic, Inc. in exchange for 14.2 million shares of Intel common stock. Approximately 1.9 million of these shares are contingent upon the continued employment of certain employees. LightLogic develops highly integrated opto-electronic components and subsystems for high-speed fiber optics telecommunications equipment.

These purchase transactions are further described below (in millions):
	Consideration	Purchased In-Process Research and Development	Goodwill(1)	Identified Intangibles	Form of Consideration (2)

nSerial	$66	$3	$29	$--	Common stock and options assumed
Nuron	$91	$19	$60	$--	Common stock and options assumed
Xircom	$553	$53	$321	$177	Cash and options assumed
VxTel	$381	$68	$270	$--	Cash and options assumed
Cognet	$156	$9	$91	$20	Cash, common stock and options assumed
LightLogic	$409	$46	$292	$9	Common stock and options assumed

(1) During Q3 2001, goodwill was reduced by $135 million, primarily related to the recording of deferred tax assets due to changes in the estimated recoverability of certain acquired tax benefits.

(2) Consideration includes the cash paid and the value of any stock issued and options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash and any debt assumed.

For the first nine months of 2001, $198 million was allocated to purchased in-process research and development (IPR&D) and expensed upon acquisition of the above companies, because the technological feasibility of products under development had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

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

In addition to the transactions described above, Intel also purchased other businesses in smaller transactions during the first nine months of 2001. The total amount allocated to goodwill for these transactions was $57 million, which represents a substantial majority of the consideration for these transactions.

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
	Three Months Ended		Nine Months Ended

(in millions, except per share	Sept. 29,	Sept. 30,	Sept. 29,	Sept.30,
amounts)	2001	2000	2001	2000

Net revenues	$6,545	$8,884	$19,633	$25,511
Net income	$106	$2,383	$864	$7,885
Basic earnings per common share	$0.02	$0.35	$0.13	$1.17
Diluted earnings per common share	$0.02	$0.34	$0.13	$1.12

Goodwill and Other Acquisition-Related Intangibles

Goodwill is being amortized over an estimated life of 2 to 6 years. Goodwill is presented net of accumulated amortization of $2.7 billion and $1.6 billion at September 29, 2001 and December 30, 2000, respectively. During Q3 2001, goodwill was reduced by $135 million, primarily related to the recording of deferred tax assets due to changes in the estimated recoverability of certain acquired tax benefits.

Other acquisition-related intangibles at the end of each period consisted of the following (in millions):
	Sept. 29,	Dec. 30,
Life in Years	2001	2000

Developed technology	3-6	$760	$779
Other intangibles	2-6	128	185

Total		$888	$964

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Goodwill and Other Acquisition-Related Intangibles (continued)

Other intangibles include items such as trademarks and workforce-in-place. Upon adoption of the new Business Combination rules as discussed in "Recent Accounting Pronouncements," workforce-in-place will no longer meet the definition of an intangible asset. As a result, the net balance, currently $52 million, will be reclassified as goodwill. The balances presented above are net of total accumulated amortization of $534 million and $389 million at September 29, 2001 and December 30, 2000, respectively.

Amortization of goodwill and other acquisition-related intangibles and costs was $1.8 billion for the first nine months of 2001, including write-offs of $124 million. During the first nine months of 2001, the company determined that certain remaining unamortized amounts of goodwill and acquisition-related intangibles related to prior period acquisitions were impaired and those amounts were written off. In addition, the total includes $139 million of amortization of acquisition-related stock compensation costs (see "Acquisition-Related Unearned Stock Compensation") and $61 million of amortization of other acquisition-related costs.

Acquisition-Related Unearned Stock Compensation

During the first nine months of 2001, the company recorded acquisition-related purchase consideration and contingent consideration of $249 million as unearned stock-based compensation. This amount includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of certain employee stockholders, and the completion of certain milestones, for nSerial, Nuron, Cognet and LightLogic. The unearned stock-based compensation also includes the intrinsic value of stock options assumed that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of goodwill and other acquisition-related intangibles and costs. A total of $139 million of expense was recognized in the first nine months of 2001 related to current and prior acquisitions.

Long Term Debt

In the second quarter of 2001, the company issued zero coupon senior exchangeable notes for $208 million in net proceeds. The note holders have the right to exchange their Intel notes for Samsung Electronic Co., Ltd. convertible notes owned by Intel, which are then convertible into equity securities of Samsung. The Intel note holders may exercise their exchange option on the Intel notes any time prior to January 12, 2004. The exchange option is being accounted for as an equity derivative under SFAS 133. The carrying value of the debt instrument, excluding the portion allocated to the equity derivative, will be accreted to its principal amount of $200 million through interest expense over the period to its maturity in 2004. The Intel notes are redeemable by Intel at any time between October 24, 2001 and February 1, 2004.

Income Tax Benefit

During the third quarter of 2001, the company reduced its tax provision by $100 million, or approximately $0.015 per share, due to an increase in the calculated tax benefit related to export sales for 2000, including the impact of a revision in the tax law. This change in estimated taxes was reflected in the federal tax return for 2000 filed during Q3 2001.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in millions):
Three Months Ended		Nine Months Ended

Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
2001	2000	2001	2000

Net income	$106	$2,509	$787	$8,342
Change in net unrealized gain (loss) on available-for-sale investments	(37)	(1,072)	(265)	(1,887)
Change in net unrealized gain on derivative investments	3	--	3	--

Total comprehensive income	$72	$1,437	$525	$6,455

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

Sept. 29,	Dec. 30,
2001	2000

Accumulated net unrealized gain (loss) on available-for-sale investments	$(70)	$195
Accumulated net unrealized gain on derivative investments	3	--

Total accumulated other comprehensive income (loss)	$(67)	$195

Contingencies

In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief, damages and prejudgment interest, and further alleges that Intel's infringement is willful and that any damages awarded should be trebled. Intergraph's expert witness has claimed that Intergraph is entitled to damages of approximately $2.2 billion for Intel's alleged patent infringement, $500 million for the alleged antitrust violations and an undetermined amount for alleged state law violations, plus prejudgment interest. Intel believes that it does not infringe Intergraph's patents and believes those patents are invalid and unenforceable. Intel has counterclaimed that the Intergraph patents are invalid and further alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In March 2000, the District Court granted Intel's motion for summary judgment on Intergraph's federal antitrust claims, and in April 2000, Intergraph appealed this ruling. In June 2001, the United States Court of Appeals for the Federal Circuit sustained the District Court's ruling in favor of Intel on the antitrust claims. Intergraph's patent and state law claims remain at issue in the trial court. In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that Intel's Itanium™ processor infringes two Intergraph microprocessor-related patents. The Texas suit is currently scheduled for trial in July 2002. The company disputes Intergraph's claims and intends to defend the lawsuits vigorously.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Contingencies (continued)

On May 1, 2000, various plaintiffs filed a class action lawsuit in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and SEC Rule 14d-10 in connection with Intel's acquisition of DSP Communications. The complaint alleges that Intel and CWC (Intel's wholly owned subsidiary at the time) agreed to pay certain DSP insiders additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders' endorsement of Intel's tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs are seeking unspecified damages for the class, and unspecified costs and expenses. The suit is currently scheduled for trial in July 2002. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

On September 10, 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the United States District Court for the Western District of Texas, alleging that Intel's Pentium(R) 4 processor infringes a VIA microprocessor-related patent. The suit seeks injunctive relief and unspecified damages. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

In September and October 2001, various plaintiffs filed three class action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The complaints allege that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company's business and financial condition. In addition, a stockholder derivative complaint has been filed in California Superior Court against the company's directors and certain officers, alleging that they have mismanaged the company and otherwise breached their fiduciary obligations to the company, and seeking unspecified damages. The company disputes the plaintiffs' claims and intends to defend the lawsuits vigorously.

The company is currently a party to various legal proceedings, including that noted above. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Operating Segment Information

Intel is organized into four product-line operating segments, the Intel Architecture Group, the Wireless Communications and Computing Group, the Intel Communications Group, and the New Business Group. In addition to the Intel Architecture Group, the company is reporting on two operating segments that represent its communications businesses, beginning with the third quarter of 2001. Prior period information has been restated to conform to the new presentation. The New Business Group is not a reportable segment.

The Intel Architecture Group's products include microprocessors, motherboards and other related board-level products, including chipsets. The Intel Communications Group's products include Ethernet connectivity products, network processing components, embedded microcontrollers, computer telephony boards and optical networking modules and components. The Wireless Communications and Computing Group's products include flash memory, high-performance/lower-power processors and baseband chipsets for wireless and handheld devices.

The "all other" category includes acquisition-related costs, including amortization of goodwill and identified intangibles, in-process research and development, and write-offs of acquisition-related intangibles, as well as the revenues and earnings or losses of the New Business Group. "All other" also includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses that are not allocated to the operating segments.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Operating Segment Information (continued)

Prior to 2001 the majority of the profit-dependent bonus expenses were reported at the corporate level. As of the first quarter of 2001, the majority of these expenses have been allocated to the operating segments. In addition, during the third quarter of 2001, a small division was moved from the New Business Group in the "all other" category to the Intel Architecture Group. Information for prior periods has been restated to conform to the new presentation.

Segment information is summarized as follows (in millions):

Three Months Ended			Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000

Intel Architecture Group:
Revenues	$5,393	$7,039	$15,653	$20,450
Operating profit	$1,328	$3,347	$4,436	$9,292

Intel Communications Group:
Revenues	$580	$948	$1,990	$2,559
Operating profit (loss)	$(218)	$102	$(606)	$252

Wireless Communications and Computing Group:
Revenues	$509	$667	$1,714	$1,850
Operating profit (loss)	$(59)	$149	$(236)	$447

All other:
Revenues	$63	$77	$199	$165
Operating loss	$(662)	$(741)	$(2,346)	$(2,172)

Total:
Revenues	$6,545	$8,731	$19,556	$25,024
Operating profit	$389	$2,857	$1,248	$7,819

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Third Quarter of 2001 Compared to Third Quarter of 2000

Our net revenues for Q3 2001 decreased by 25% compared to Q3 2000. The decrease in net revenues was primarily due to lower revenues on sales of microprocessors in the Intel Architecture Group, as well as lower revenue for both the Intel Communications Group and Wireless Communications and Computing Group.

Cost of sales increased 13% in Q3 2001 compared to Q3 2000, primarily due to higher start-up costs and higher unit costs for microprocessors, partially offset by lower unit volumes of microprocessors.

Our gross margin percentage decreased to 46% in Q3 2001 from 64% in Q3 2000, primarily due to lower revenue from sales of microprocessors and increased start-up costs in the Intel Architecture Group. In addition, both the Wireless Computing and Communications Group and the Intel Communications Group contributed to the decline in the gross margin percentage. See "Outlook" for a discussion of gross margin expectations.

Intel Architecture Group. Net revenues decreased by $1.6 billion, or 23%, in Q3 2001 compared to Q3 2000. The decrease in net revenues was primarily due to lower average selling prices and lower unit volumes of microprocessors.

For Q3 2001, sales of microprocessors based on the P6 microarchitecture (including the Celeron(R), Pentium(R) III and Pentium(R) III Xeon™ processors), as well as the related board-level products, such as chipsets, comprised a majority of our consolidated net revenues and a substantial majority of our gross margin. For the same period, sales of products based on the Intel(R) NetBurst™ microarchitecture, including the Pentium(R) 4 and Intel(R) Xeon™ processors and related board-level products, were a significant portion of our consolidated net revenues and gross margins. For Q3 2000, sales of microprocessors and related board-level products based on the P6 microarchitecture comprised a substantial majority of our consolidated net revenues and gross margin.

Net operating results decreased by $2.0 billion, or 60%, in Q3 2001 compared to Q3 2000, primarily due to lower average selling prices and lower unit volumes for microprocessors. In addition, increased start-up costs related to the 0.13-micron process technology ramp and 300 millimeter wafer manufacturing and higher unit costs for microprocessors contributed to the decrease.

Intel Communications Group. Net revenues decreased by $368 million, or 39%, in Q3 2001 compared to Q3 2000, primarily due to significantly lower unit volume and lower pricing for network processing components and microcontrollers, as well as lower unit sales of telecommunications-related products. The net decrease takes into account some incremental revenues related to acquisitions completed after Q3 2000.

Net operating results decreased by $320 million to a loss of $218 million in Q3 2001 from a profit of $102 million in Q3 2000 primarily due to the lower unit volume and pricing on microcontrollers and network processing components. The lower volume of telecommunications-related products also contributed to the decrease. In addition, operating expenses for the group increased due to spending related to acquisitions completed after Q3 2000.

Wireless Communications and Computing Group. Net revenues decreased by $158 million, or 24%, in Q3 2001 compared to Q3 2000, primarily due to a significant decline in the unit sales of flash memory.

Net operating results decreased by $208 million to a loss of $59 million in Q3 2001 from a profit of $149 million in Q3 2000, primarily due to lower flash memory volume and the impact of under-utilized factory capacity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- Third Quarter of 2001 Compared to Third Quarter of 2000 (continued)

Operating Expenses, Other and Taxes. Research and development spending, excluding purchased in-process research and development (IPR&D), decreased $47 million, or 5%, in Q3 2001 compared to Q3 2000. This decrease was primarily due to lower spending on 0.13-micron process technology development and lower profit-dependent expenses, partially offset by research and development expenses from acquired companies. Marketing, general and administrative expenses decreased $257 million, or 19%, in Q3 2001 compared to Q3 2000, primarily due to decreased profit-dependent bonus expenses, Intel Inside(R) program cooperative advertising expenses and discretionary spending. These decreases were partially offset by marketing, general and administrative expenses from acquired companies. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles and costs, operating expenses were 30% of net revenues in Q3 2001 and 26% of net revenues in Q3 2000.

Amortization of goodwill and other acquisition-related intangibles and costs, included in "all other" for segment reporting purposes, increased to $609 million in Q3 2001 compared to $420 million in Q3 2000, primarily due to the impact of acquisitions made since Q3 2000. In July 2001, the Financial Accounting Standards Board issued new standards for accounting for business combinations and goodwill and intangible assets that will become effective in January 2002. See "Recent Accounting Pronouncements." If these new rules had applied in Q3 2001, we estimate that amortization expense would have been approximately $400 million lower than the $609 million reported for the third quarter of 2001.

For Q3 2001, net losses on investments in equity securities and certain equity derivatives were $182 million, compared to a gain of $716 million in Q3 2000. Losses in the current quarter included impairment charges of approximately $185 million. Interest and other, net decreased to a loss of $70 million in Q3 2001, compared to income of $250 million in Q3 2000. The decrease was primarily due to an impairment charge of $166 million on an equity-method investment, lower average interest rates and lower average investment balances.

Our effective income tax rate was 22.6% in Q3 2001 compared to 34.4% in Q3 2000. Excluding the impact of amortization of non-deductible goodwill as well as the one-time tax benefit related to export sales recognized in Q3 2001, our effective income tax rate was approximately 25.7% for Q3 2001 compared to 31.8% in Q3 2000. The lower expected annual rate of 25.7% reflects the level of expected income for 2001 and the distribution of income in various tax jurisdictions.

Results of Operations -- First nine months of 2001 Compared to First nine months of 2000

Our net revenues for the first nine months of 2001 decreased by 22%, compared to the first nine months of 2000. The decrease in net revenues was primarily due to lower revenues on sales of microprocessors in the Intel Architecture Group as well as lower revenue for both the Intel Communication Group and the Wireless Communications and Computing Group.

Cost of sales for the first nine months of 2001 increased 7% compared to the first nine months of 2000. Costs increased in the Intel Architecture Group primarily due to increased start-up costs partially offset by lower unit sales volume. Costs also increased due to the impact of increased inventory reserves in the flash memory business.

Our gross margin percentage decreased to 48% for the first nine months of 2001 from 62% in the first nine months of 2000, primarily due to lower revenue from sales of microprocessors and higher start-up costs in the Intel Architecture Group. The impact of higher inventory reserves in the flash memory and networking and communications businesses and the impact of under-utilized factory capacity in the flash memory business also contributed to the decrease in the gross margin percentage. See "Outlook" for a discussion of gross margin expectations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First nine months of 2001 Compared to First nine months of 2000 (continued)

Intel Architecture Group. Net revenues decreased by $4.8 billion, or 23%, in the first nine months of 2001 compared to the first nine months of 2000. The decrease in net revenues for the Intel Architecture Group was primarily due to significantly lower unit sales volume of microprocessors and lower average selling prices.

For the first nine months of 2001, sales of microprocessors based on the P6 microarchitecture (including the Celeron, Pentium III and Pentium III Xeon processors), as well as the related board-level products, such as chipsets, comprised a majority of our consolidated net revenues and a substantial majority of our gross margin. For the same period, sales of products based on the Intel NetBurst microarchitecture, including the Pentium 4 and Intel Xeon processors and related board-level products, were a significant portion of our consolidated net revenues. For the first nine months of 2000, sales of microprocessors and related board-level products based on the P6 microarchitecture comprised a substantial majority of our consolidated net revenues and gross margin.

Net operating results decreased by $4.9 billion, or 52%, for the first nine months of 2001 compared to the first nine months of 2000, primarily due to lower unit volumes, lower average selling prices and increased start-up costs related to the 0.13-micron technology ramp and 300 millimeter wafer manufacturing. Lower unit costs on processors based on the P6 microarchitecture offset the increased unit costs related to the Pentium 4 processor ramp.

Intel Communications Group. Net revenues decreased by $569 million, or 22%, in the first nine months of 2001 compared to the first nine months of 2000, primarily due to significantly lower unit volume and lower pricing for network processing components and microcontrollers, as well as lower unit sales of telecommunications-related products. The net decrease takes into account some incremental revenues related to acquisitions completed after Q3 2000.

Net operating results decreased by $858 million to a loss of $606 million in the first nine months of 2001 from a profit of $252 million in first nine months of 2000, primarily due to the lower volume and pricing on microcontrollers and network processing components, as well as the lower volume of telecommunications-related products and the impact of higher inventory reserves. In addition, operating expenses for the group increased due to higher research and development spending, as well as spending related to acquisitions completed after Q3 2000.

Wireless Communications and Computing Group. Net revenues decreased by $136 million, or 7%, in the first nine months of 2001 compared to the first nine months of 2000, primarily due to a significant decline in the unit sales of flash memory, partially offset by a shift in mix to higher density flash memory.

Net operating results decreased by $683 million to a loss of $236 million in the first nine months of 2001 from a profit of $447 million in the first nine months of 2000, primarily due to the impact of under-utilized factory capacity, lower flash memory unit sales volume and higher inventory reserves. Higher research and development spending also contributed to the decrease.

Operating Expenses, Other and Taxes. Excluding charges of $198 million for IPR&D related to the acquisitions completed in the first nine months of 2001, research and development spending was essentially flat in the first nine months of 2001 compared to the first nine months of 2000. Marketing, general and administrative expenses decreased $275 million, or 7%, in the first nine months of 2001 compared to the first nine months of 2000. The decrease was primarily the result of decreased profit-dependent bonus expenses, Intel Inside program expenses and discretionary spending, partially offset by expenses from acquired companies and increased headcount in the first half of 2001. Excluding the charges for IPR&D and the amortization of goodwill and other acquisition-related intangibles and costs, operating expenses were 32% of net revenues in the first nine months of 2001 and 26% of net revenues in the first nine months of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First nine months of 2001 Compared to First nine months of 2000 (continued)

Amortization of goodwill and other acquisition-related intangibles and costs increased to $1.8 billion in the first nine months of 2001 compared to $1.1 billion in the first nine months of 2000, primarily due to the impact of the acquisitions made since Q3 2000 and write-offs of impaired goodwill and identified intangibles of $124 million in the first nine months of 2001. If the new goodwill and intangible asset accounting standards issued by the Financial Accounting Standards Board in July 2001 had applied during the first nine months of 2001, we estimate that amortization expense would have been approximately $1.2 billion lower than the $1.8 billion reported for the first nine months of 2001.

For the first nine months of 2001, net losses on investments in equity securities and certain equity derivatives totaled $179 million, compared to gains of $3.3 billion in the first nine months of 2000. Losses in the first nine months of 2001 included impairment charges of approximately $833 million. The gains in the first nine months of 2000 included the gain on the sale of our investment in Micron Technology, Inc. Interest and other, net decreased to $320 million in the first nine months of 2001 compared to $638 million in the first nine months of 2000, primarily due to lower average interest rates and lower average investment balances and an impairment charge on an equity-method investment, partially offset by an increase of $45 million due to the cumulative effect of adopting Statement of Financial Accounting Standard No. 133 in the first quarter of 2001.

Our effective income tax rate was 43.3% for the first nine months of 2001 compared to 29.1% for the first nine months of 2000. The effective rate in 2000 reflected a one-time benefit of $600 million due to the closure of the Internal Revenue Service (IRS) examination of our tax returns for years up to and including 1998. Excluding the impact of non-deductible IPR&D charges and amortization of non-deductible goodwill as well as the tax benefits related to export sales recognized in 2001 and the IRS settlement recognized in 2000, our effective income tax rate was 25.7% for the first nine months of 2001, and 31.8% for the first nine months of 2000. The lower expected annual rate in 2001 reflects the level of expected income for 2001 and the distribution of income in various tax jurisdictions.

Purchased In-Process Research and Development

In the first nine months of 2001, the company recorded $198 million in charges for IPR&D, including charges related to the acquisitions of Xircom, Inc., VxTel, Inc. and LightLogic, Inc., as follows:

(Dollars in millions)	IPR&D	Estimated cost to complete technology	Discount Rate applied to IPR&D	Weighted average cost of capital

Xircom	$53	$7	25-55%	22%
VxTel	$68	$14	25-35%	22%
LightLogic	$46	$7	25-35%	23%

Xircom specializes in PC cards and other products used to connect mobile computing devices to corporate networks and the Internet. Xircom had 20 IPR&D projects, each contributing from 1% to 24% of the total IPR&D value. The in-process projects included the development of next-generation PC card devices for portable computing connectivity that supports various computing standards. These projects ranged from 5% to 86% complete. All projects had expected completion dates in 2001. Expected completion dates for two projects comprising 29% of the total IPR&D value were revised to the first half of 2002, and nine additional projects representing 33% of the total IPR&D value were cancelled in Q3 2001. These projects were cancelled in order to focus on the core competencies and the next generation of current products acquired through the Xircom acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Purchased In-Process Research and Development (continued)

VxTel designs signal and packet processing silicon and system-level solutions that form the foundation for next-generation optical networks. VxTel had two IPR&D projects, with its digital signal processor project accounting for 89% of the total IPR&D value. The new digital signal processor provides increased channel density with lower power consumption for voice over packet applications. The project was 84% complete, with an estimated completion date of Q3 2001, revised to Q4 2001.

LightLogic designs advanced opto-electronic modules for next-generation optical communication systems. LightLogic had four IPR&D projects, each contributing from 8% to 52% of the total IPR&D value. These projects combine next-generation optical and electronic functionality in smaller transmitter and receiver form factors. These projects ranged from 40% to 80% complete and had expected completion dates in 2001. Two projects have been completed and the remaining two projects are on hold pending customer specification input.

The estimated completion dates of IPR&D projects from companies acquired in 1999 and 2000 remain substantially unchanged over the first nine months of 2001. The Level One Communications, Inc. acquisition projects were substantially completed as of the end of Q1 2001.

Failure to deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

Financial Condition

Our financial condition remains strong. At September 29, 2001, cash, short-term investments and trading assets totaled $10.2 billion, down from $13.8 billion at December 30, 2000.

The major sources of cash during the first nine months of 2001 were cash provided by operating activities of $5.4 billion and proceeds from sales of shares through employee stock plans of $653 million. Major uses of cash during the period included capital spending of $6.2 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, and $3.0 billion to repurchase 98.4 million shares of common stock. We also paid $879 million in net cash for acquisitions, including the purchase of Xircom, VxTel and Cognet, Inc. See "Outlook" for a discussion of capital expenditure expectations in 2001.

Our five largest customers accounted for approximately 38% of net revenues for the first nine months of 2001. At September 29, 2001, the five largest customers accounted for approximately 38% of net accounts receivable.

At September 29, 2001, marketable strategic equity securities totaled $165 million, a decrease of $1.7 billion compared to $1.9 billion at December 30, 2000. Net unrealized depreciation was approximately $120 million at September 29, 2001 compared to net unrealized appreciation of $292 million at December 30, 2000. The decrease in value of our marketable equity portfolio is primarily due to sales of equity securities and declines in market values. At September 29, 2001, the carrying value of our non-marketable equity investments and equity derivatives was $1.8 billion, flat compared to $1.8 billion at December 30, 2000, primarily as a result of additional investments and the impact of derivative valuations, offset by impairment charges.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including potential future acquisitions or strategic investments, capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and the dividend program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions or other business combinations that had not closed as of the end of the third quarter of 2001.

Our goal is to be the preeminent building block supplier to the worldwide Internet economy by focusing on our core competencies in silicon technology and digital computing and communications. Our primary focus areas are the desktop and mobile platforms, the server platform, the handheld computing platform, and the networking and communications platform. The platforms are supported by our four silicon architectures for the Internet: IA-32, the Itanium™ processor family, the Intel(R) Personal Internet Client Architecture (Intel(R) PCA) and the Intel(R) Internet Exchange Architecture (Intel(R) IXA).

The Intel Architecture Group operating segment supports the desktop and mobile platforms with the IA-32 architecture. The IA-32 architecture includes both the Intel NetBurst and P6 microarchitectures. Our strategy for desktop and mobile platforms is to introduce ever-higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. In line with our strategy, we introduced the Mobile Intel(R) Pentium(R) III Processor-M, the first in our line of next-generation mobile processors based on 0.13 micron process technology at speeds up to 1.13 GHz. On October 1, 2001 we also introduced 12 new mobile processors that span all mobile computing market segments, including a version running at 1.2 GHz. During the third quarter of 2001, we introduced a version of the Pentium 4 processor at 2.0 GHz. In line with our Pentium 4 processor strategy, during September we introduced the Intel 845 chipset, which utilizes PC133 SDRAM memory, for Pentium 4 processor-based PC's. We also expanded our offerings in the value market segment with the introduction of three versions of the Celeron processor, including one running at 1.1 GHz. During July we announced a major acceleration of our desktop microprocessor product line to provide a more rapid transition from the Pentium III processor to the Pentium 4 processor, and we expect to aggressively ramp the Pentium 4 processor into all mainstream PC price points by the end of 2001.

The Intel Architecture Group operating segment also supports the server platform with the Intel Xeon processor family under the IA-32 architecture for workstations and front-end through high-end servers. In the third quarter of 2001, we introduced the Intel Xeon processor running at 2.0 GHz, for dual processor, high-performance and mid-range workstations. Our strategy for the server platform is to provide higher performance processors and the best price for performance for the various server market segments. The Intel Architecture Group also supports the 64-bit Itanium processor family for enterprise-class servers and workstations. To further enhance the acceptance and deployment of our server products by our customers, we also provide e-Business enabling solutions.

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

Within the Intel Communications Group, our strategy for the networking and communications platform is based on three focus areas that are defining trends for the Internet: Ethernet connectivity products, network processing solutions, and high-performance, low-power building blocks for telecommunications. Each of these trends relies on technology where we have core competencies. We plan to expand on our strength in Ethernet connectivity as Ethernet expands from the local area network (LAN) environment into the wireless market segment and the networked storage market segment. In the networked storage market segment, we are developing products that enable storage resources to be added to any location on an Ethernet network. For the metropolitan area network (MAN) and wide area network (WAN) market segments, we are providing Ethernet, as well as Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) based opto-electronic components at multiple levels of integration to provide lower cost and increased speed and reach. SONET and SDH are the primary optical data transport standards in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

telecommunications industry. Our network processing solutions, based on the Intel IXA architecture, provide programmable silicon and software building blocks that enable faster development, more cost-effective deployment and future upgradability of network and communications systems. For our telecommunications customers, our focus is on providing high-performance, high-density, low-power processing building blocks combined with an open computer systems architecture.

Within the Wireless Communications and Computing Group, our strategy for the cellular handset and handheld computing platform is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and personal information devices. The Intel PCA architecture describes the separation of communications and applications building blocks for cellular phones and portable handheld devices. By separating the communications and applications elements within a device, Intel PCA allows for faster time-to-market for our customers and a standard, scalable platform for applications development. Our current and expected future products for the handheld platform include flash memory, processors based on the Intel(R) StrongARM* processor and Intel(R) XScale™ microarchitecture, and baseband chipsets.

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

Continuing uncertainty in global economic conditions make it particularly difficult to predict product demand. Considering the current weak economic conditions and decline in consumer confidence, we do not expect to see normal seasonal trends in the fourth quarter for our microprocessor business. In general, the steep decline seen over the past year in our communications businesses appears to have abated. We believe the flash memory business has stabilized, but we continue to see weak demand from telecommunications customers. For the fourth quarter of 2001, we expect revenue to be between $6.2 billion and $6.8 billion, compared to third quarter revenue of $6.5 billion. Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture Group. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets, motherboards, purchased components and other semiconductor products, all of which are difficult to forecast. Because of the wide price difference among types of microprocessors, this mix affects the average price that we will realize and has a large impact on our revenues and gross margins. Microprocessor revenues are also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the fourth quarter of 2001 to be approximately 47%, plus or minus a couple of points, compared to 46% in the third quarter. Our expectations for the fourth quarter assume a richer overall product mix, firming demand, and improving factory utilization. Our gross margin percentage in any period varies depending on the mix of types and speeds and the pricing of microprocessors sold as well as the mix of microprocessors and related motherboards and purchased components. Various other factors -- including unit volumes, yield issues associated with production at factories, ramp of new technologies, excess of manufacturing capacity, the reusability of factory equipment, excess inventory, inventory obsolescence, variations in inventory valuation and mix of shipments of other semiconductor and non-semiconductor products -- will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

We have expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and continue to plan capacity based on the assumed continued success of our strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be approximately $7.5 billion in 2001. If the demand for our products does not continue to grow and move rapidly toward higher performance products in the various market segments, revenues and gross margins could be adversely affected and manufacturing capacity could be under-utilized. This spending plan is dependent upon delivery times of various machinery and equipment, and construction schedules for new facilities. Depreciation for the fourth quarter of 2001 is expected to be approximately $1.1 billion. Amortization of goodwill and other acquisition-related intangibles and costs is expected to be approximately $550 million in the fourth quarter.

Spending on research and development, excluding IPR&D, plus marketing, general and administrative expenses in the fourth quarter of 2001 is expected to be between $2.0 billion and $2.1 billion, compared to third quarter expenses of $2.0 billion. Expenses may vary from this expectation depending, in part, on the level of revenue and profits.

Research and development spending, excluding IPR&D, is expected to be approximately $3.9 billion in 2001, lower than the previous expectation of $4.0 billion, due to significant reductions in discretionary spending within ongoing programs and a small reduction in headcount.

In March 2001, we announced that we expect to reduce headcount by approximately 5,000 people over the remainder of 2001, predominantly through attrition and a voluntary separation program. The planned reduction excludes any headcount additions from acquisitions in 2001. We continue to expect that we will meet our headcount reduction goals by year-end.

We expect net losses on equity investments and interest and other for the fourth quarter of 2001 to be a loss of $230 million, due to an expectation of a net loss on investments in equity securities of approximately $280 million, primarily as a result of impairment charges. These expectations will vary depending on equity market levels and volatility and the prices realized on the sale of investments, including gains or losses on investments acquired by third parties, determination of impairment charges including potential impairment of non-marketable investments, interest rates, cash balances, mark-to-market of derivative instruments and assuming no unanticipated items.

We expect the tax rate for 2001 to be approximately 25.7%, excluding the impact of IPR&D charges and non-deductible amortization of goodwill and the one-time benefit related to export sales in 2000. This estimate is based on current tax law, the current estimate of earnings, the expected distribution of income among various tax jurisdictions, and is subject to change.

We are currently a party to various legal proceedings. Although litigation is subject to inherent uncertainties, management, including internal counsel, does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

Our future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties -- in particular the statements regarding our goals and strategies, expectations regarding new product introductions and additional acquisitions, plans to cultivate new businesses to expand the Internet, revenues, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, headcount reduction expectations, expectations for losses on investments in equity securities and interest and other, the tax rate and pending legal proceedings. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and trends in the computing and communications industries in various geographic regions; possible disruption in commercial activities occasioned by terrorist activity and armed conflict, such as changes in logistics and security arrangements, and reduced end-user purchases relative to expectations; changes in customer order patterns; competitive factors such as rival chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; pricing pressures; development and timing of the introduction of compelling software applications; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; execution of the manufacturing ramp including the transition to 0.13-micron process technology; the ability to grow new networking, communications, wireless and other businesses and successfully integrate and operate any acquired businesses; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability in a locale, such as unrest in Israel; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); and litigation involving antitrust, intellectual property, consumer, stockholder and other issues.

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

We intend to publish a Business Update press release on December 6, 2001, and hold a related analysts' conference call (available for listening by webcast). From the close of business on November 30, 2001 until publication of the Business Update press release, we will observe a "Quiet Period." During the Quiet Period, the Outlook and other forward-looking statements contained in our Earnings Releases and Business Update press releases as well as in our filings with the SEC, such as this Form 10-Q, should be considered to be historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment concerning the Outlook or our financial results or expectations.

A Quiet Period, operating in similar fashion with regard to the Business Update and our SEC filings, will begin at the close of business on December 14, 2001, and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for January 15, 2002.

Intel, Intel Inside, Pentium, Celeron, Intel Xeon, Pentium III Xeon, Itanium, Intel NetBurst, and Intel XScale are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries.

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

We have a portfolio of strategic equity investments that includes marketable securities classified as either marketable strategic equity securities or trading assets as well as derivative equity instruments such as warrants and options. We may or may not enter into transactions to reduce or eliminate our market exposure on these investments. These investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in three sectors: semiconductor, Internet and networking. As of September 29, 2001, five equity positions constituted approximately 43% of the market value of the portfolio, with no individual position exceeding 15% of the portfolio.

We analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis, we estimated that it was reasonably possible that the prices of the investments in our portfolio could experience a 30% adverse change in the near term. Assuming a hypothetical 30% adverse change in market prices and after reflecting the impact of hedges or offsetting positions that are in place, our portfolio would decrease in value by approximately $75 million, based on the value of these investments as of September 29, 2001. The portfolio's concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio's price volatility. This estimate is not necessarily indicative of future performance, and actual results may differ materially.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 30, 2000 for descriptions of the following and other legal proceedings.

Intergraph Corporation v. Intel
U.S. District Court, Northern District of Alabama, Northeastern Division
U.S. District Court, Eastern District of Texas

In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleges that Intel infringes five Intergraph microprocessor-related patents and includes alleged violations of antitrust laws and various state law claims. The suit seeks injunctive relief, damages and prejudgment interest, and further alleges that Intel's infringement is willful and that any damages awarded should be trebled. Intergraph's expert witness has claimed that Intergraph is entitled to damages of approximately $2.2 billion for Intel's alleged patent infringement, $500 million for the alleged antitrust violations and an undetermined amount for alleged state law violations, plus prejudgment interest. Intel believes that it does not infringe Intergraph's patents and believes those patents are invalid and unenforceable. Intel has counterclaimed that the Intergraph patents are invalid and further alleges infringement of seven Intel patents, breach of contract and misappropriation of trade secrets. In March 2000, the District Court granted Intel's motion for summary judgment on Intergraph's federal antitrust claims, and in April 2000, Intergraph appealed this ruling. In June 2001, the United States Court of Appeals for the Federal Circuit sustained the District Court's ruling in favor of Intel on the antitrust claims. Intergraph's patent and state law claims remain at issue in the trial court. In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that Intel's Itanium™ processor infringes two Intergraph microprocessor-related patents. The Texas suit is currently scheduled for trial in July 2002. The company disputes Intergraph's claims and intends to defend the lawsuits vigorously.

Edward Harris, et al v. Intel Corporation, et al
U.S. District Court, Northern California

On May 1, 2000, various plaintiffs filed a class action lawsuit in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and SEC Rule 14d-10 in connection with Intel's acquisition of DSP Communications, Inc. The complaint alleges that Intel and CWC (Intel's wholly owned subsidiary at the time) agreed to pay certain DSP insiders additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders' endorsement of Intel's tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs are seeking unspecified damages for the class, and unspecified costs and expenses. The suit is currently scheduled for trial in July 2002. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

VIA Technologies and Centaur Technology, Inc. v. Intel
U.S. District Court, Western District of Texas

On September 10, 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the United States District Court for the Western District of Texas, alleging that Intel's Pentium(R) 4 processor infringes a VIA microprocessor-related patent. The suit seeks injunctive relief and unspecified damages. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

Item 1.     Legal Proceedings (continued)

Hawaii Reinforcing Iron Workers Pension Trust Fund, et al. v. Intel, U.S. Dist. Ct., Northern Calif.
George Pinel, et al v. Intel, U.S. Dist. Ct., Northern Calif.
Fairland Management Corp., et al v. Intel, U.S. Dist. Ct., Northern Calif.
Dr. Jayant S. Patel, et al v. Intel, et al, Calif. Superior Court, Santa Clara County

In September and October 2001, various plaintiffs filed three class action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The complaints allege that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company's business and financial condition. In addition, a stockholder derivative complaint has been filed in California Superior Court against the company's directors and certain officers, alleging that they have mismanaged the company and otherwise breached their fiduciary obligations to the company, and seeking unspecified damages. The company disputes the plaintiffs' claims and intends to defend the lawsuits vigorously.

Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits

        12.1     Statement setting forth the computation of ratios of earnings to fixed charges.

(b)     Reports on Form 8-K

        1.  On July 19, 2001, Intel filed a report on Form 8-K relating to financial information for Intel
             Corporation for the quarter ended June 30, 2001 and forward-looking statements relating to 2001 and the third quarter of 2001 as presented in a press release of July 17, 2001.

        2.  On September 7, 2001, Intel filed a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2001 and the third quarter of 2001 as presented in a press release of September 6, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION
(Registrant)

Date: November 6, 2001	By:	/s/Andy D. Bryant

Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer