Form 10-Q
period 2002-03-30
INTEL CORP
filed 2002-05-07
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2002

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

Shares outstanding of the Registrant's common stock:

Class	Outstanding at March 30, 2002
Common stock, $0.001 par value	6,686 million

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
	Three Months Ended

	March 30,	March 31,
(in millions, except per share amounts)	2002	2001

Net revenues	$6,781	$6,677
Costs and expenses:
Cost of sales	3,301	3,225
Research and development	982	995
Marketing, general and administrative	1,072	1,155
Amortization of goodwill	--	441
Amortization of acquisition-related intangibles and costs	111	144
Purchased in-process research and development	--	75

Operating costs and expenses	5,466	6,035

Operating income	1,315	642
Losses on equity securities, net	(46)	--
Interest and other, net	48	264

Income before taxes	1,317	906

Provision for taxes	381	421

Net income	$936	$485

Basic earnings per common share	$0.14	$0.07

Diluted earnings per common share	$0.14	$0.07

Cash dividends declared per common share	$0.04	$0.04

Weighted average common shares outstanding	6,684	6,721

Weighted average common shares outstanding, assuming dilution	6,861	6,899

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation
Consolidated Condensed Balance Sheets
	March 30,	Dec. 29,
	2002	2001

(in millions)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,524	$7,970
Short-term investments	2,707	2,356
Trading assets	1,617	1,224
Accounts receivable, net	2,883	2,607
Inventories:
Raw materials	265	237
Work in process	1,301	1,316
Finished goods	914	700

	2,480	2,253

Deferred tax assets	933	958
Other current assets	345	265

Total current assets	17,489	17,633

Property, plant and equipment	34,829	34,356
Less accumulated depreciation	16,515	16,235

Property, plant and equipment, net	18,314	18,121
Marketable strategic equity securities	129	155
Other long-term investments	1,605	1,319
Goodwill	4,338	4,330
Other assets	2,514	2,837

TOTAL ASSETS	$44,389	$44,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$412	$409
Accounts payable	1,925	1,769
Accrued compensation and benefits	686	1,179
Accrued advertising	552	560
Deferred income on shipments to distributors	572	418
Other accrued liabilities	1,441	1,247
Income taxes payable	1,017	988

Total current liabilities	6,605	6,570

Long-term debt	1,064	1,050
Deferred tax liabilities	860	945
Stockholders' equity:
Preferred stock	--	--
Common stock and capital in excess of par value	8,828	8,833
Acquisition-related unearned stock compensation	(147)	(178)
Accumulated other comprehensive income	6	25
Retained earnings	27,173	27,150

Total stockholders' equity	35,860	35,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,389	$44,395

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)
	Three Months Ended

	March 30,	March 31,
	2002	2001
(in millions)
Cash flows provided by (used for) operating activities:
Net income	$936	$485
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation	1,161	934
Amortization of goodwill, intangibles and other acquisition-related costs	135	601
Purchased in-process research and development	--	75
Losses on equity securities, net	46	--
Net loss on retirements of property, plant and equipment	76	21
Deferred taxes	(20)	(20)
Tax benefit from employee stock plans	71	69
Changes in assets and liabilities:
Trading assets	(206)	421
Accounts receivable	(276)	734
Inventories	(227)	(374)
Accounts payable	156	(68)
Accrued compensation and benefits	(493)	(929)
Income taxes payable	29	(427)
Other assets and liabilities	140	(341)

Total adjustments	592	696

Net cash provided by operating activities	1,528	1,181

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,430)	(2,664)
Acquisitions, net of cash acquired	--	(498)
Purchases of available-for-sale investments	(1,929)	(2,438)
Maturities and sales of available-for-sale investments	1,403	5,221
Other investing activities	(165)	(167)

Net cash used for investing activities	(2,121)	(546)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(1)	87
Additions to long-term debt	--	11
Repayment of long-term debt	(2)	--
Proceeds from sales of shares through employee stock plans and other	289	287
Repurchase and retirement of common stock	(1,005)	(1,001)
Payment of dividends to stockholders	(134)	(134)

Net cash used for financing activities	(853)	(750)

Net decrease in cash and cash equivalents	$(1,446)	$(115)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21	$13
Income taxes	$258	$803

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited

Basis of Presentation

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 29, 2001, except as noted in "Accounting Change." The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 29, 2001. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Accounting Change

Effective the beginning of the first quarter of 2002, the company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

Upon adoption of the new Business Combination rules, workforce-in-place no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $39 million, along with associated deferred tax liabilities of $19 million, has been reclassified to goodwill in 2002. See "Goodwill."

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows (in millions, except per share amounts):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Reported net income	$936	$485
Goodwill and workforce amortization (net of tax)	--	364

Adjusted net income	$936	$849

Reported basic earnings per share	$0.14	$0.07
Goodwill and workforce amortization (net of tax)	--	0.06

Adjusted basic earnings per share	$0.14	$0.13

Reported diluted earnings per share	$0.14	$0.07
Goodwill and workforce amortization (net of tax)	--	0.05

Adjusted diluted earnings per share	$0.14	$0.12

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Earnings per Share

A reconciliation of the shares used in the computation of the company’s basic and diluted earnings per common share is as follows (in millions):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Weighted average common shares outstanding	6,684	6,721
Dilutive effect of employee stock options	177	178

Weighted average common shares outstanding, assuming dilution	6,861	6,899

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the first quarter of 2002, approximately 154 million of the company’s stock options were excluded from the calculation of diluted earnings per share because they were antidilutive. For the same period in 2001, approximately 175 million of the company’s stock options were excluded from the calculation. These options could be dilutive in the future.

Stock Repurchase Program

During the first quarter of 2002, the company repurchased 30.9 million shares of common stock under the company’s authorized repurchase program at a cost of $1.0 billion. As of March 30, 2002, a total of 262 million shares remained available for repurchase under the program.

Trading Assets

The company elects to classify as trading assets certain marketable debt and equity securities. The interest, currency and equity market risks inherent in these investments are generally mitigated through the use of derivative instruments. Also included in trading assets is a marketable equity portfolio held to generate returns that offset changes in liabilities related to certain deferred compensation arrangements.

Trading assets at fair value at the end of each period were as follows (in millions):

	March 30,	Dec. 29,
	2002	2001

Debt instruments	$1,047	$836
Equity securities	256	74
Equity securities offsetting deferred compensation	314	314

Total	$1,617	$1,224

Losses on Equity Securities, Net

During the first quarter of 2002, net losses on investments in equity securities and certain equity derivatives were $46 million. These losses included impairments recognized on investments in equity securities of approximately $197 million.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Interest and Other, Net

Interest and other, net included (in millions):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Interest income	$79	$233
Interest expense	(24)	(12)
Other, net	(7)	43

Total	$48	$264

Goodwill

During the first quarter of 2002, no goodwill was acquired, impaired or written off. Goodwill by operating segment was adjusted as follows (in millions):

Intel Communi-cations Group	Wireless Communications and Computing Group	Intel Architecture Business	All Other	Total

Goodwill, December 29, 2001	$3,653	$603	$68	$6	$4,330
Workforce-in-place reclassified, net of deferred tax	12	8	--	--	20
Other adjustments	(12)	--	--	--	(12)

Goodwill, March 30, 2002	$3,653	$611	$68	$6	$4,338

Identified Intangible Assets

During the first quarter of 2002, no acquisition-related intangibles were acquired, impaired or written off. Intellectual property assets acquired effective in the first quarter of 2002 amounted to $145 million, with a weighted average amortization period of 5 years.

Identified intangible assets as of March 30, 2002 consisted of the following (in millions):

Gross Assets	Accumulated Amortization	Net

Acquisition-related developed technology	$1,127	$(479)	$648
Other acquisition-related intangibles	169	(124)	45
Intellectual property assets	643	(305)	338

Total intangible assets	$1,939	$(908)	$1,031

Identified intangible assets as of December 29, 2001 consisted of the following (in millions):

	Gross Assets	Accumulated Amortization	Net

Acquisition-related developed technology	$1,127	$(421)	$706
Other acquisition-related intangibles	293	(202)	91
Intellectual property assets	498	(281)	217

Total intangible assets	$1,918	$(904)	$1,014

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Identified Intangible Assets (continued)

Other acquisition-related intangibles include items such as trademarks and customer lists. Intellectual property assets include acquired technology licenses. Identified intangible assets are classified within other assets on the balance sheet.

Amortization of acquisition-related intangibles was $65 million for the first quarter of 2002. Amortization of intellectual property assets was $24 million for the first quarter of 2002. All of the company’s acquired identified intangibles are subject to amortization.

Based on intangibles recorded at March 30, 2002, the annual amortization expense is expected to be as follows (in millions):

2002	2003	2004	2005	2006

Acquisition-related intangibles	$253	$225	$157	$97	$25
Intellectual property assets	$113	$89	$64	$51	$38

Amortization of acquisition-related intangibles and costs of $111 million in the Consolidated Condensed Statement of Income for the first quarter of 2002 also included $26 million of amortization of acquisition-related unearned stock compensation and $20 million of other acquisition-related costs. Excluding amortization of intellectual property assets, total amortization of acquisition-related intangibles, acquisition-related stock compensation and other acquisition-related costs is expected to be $440 million for 2002.

Acquisition-Related Unearned Stock Compensation

Acquisition-related unearned stock compensation includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of certain employee stockholders, and the completion of certain milestones. The unearned stock-based compensation also includes the intrinsic value of stock options assumed in acquisitions that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs. A total of $26 million of expense was recognized in the first quarter of 2002 related to acquisitions made in prior periods.

Comprehensive Income

The components of other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net income	$936	$485
Change in net unrealized gain on available-for-sale investments	(16)	(158)
Change in net unrealized loss on derivatives	(3)	1

Other comprehensive income	$917	$328

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

	March 30,	Dec. 29,
	2002	2001

Accumulated net unrealized gain on available-for-sale investments	$16	$32
Accumulated net unrealized loss on derivatives	(10)	(7)

Total accumulated other comprehensive income	$6	$25

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Contingencies

In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleged that Intel infringes five Intergraph microprocessor-related patents and included alleged violations of antitrust laws and various state law claims.

In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that the Intel(Registered Trademark) Itanium(Registered Trademark) processor infringes two Intergraph microprocessor-related patents, and seeking an injunction and unspecified damages.

In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. The settlement agreement provides that Intel will make a cash payment of $300 million to Intergraph by May 1, 2002. Intel will receive a license under all Intergraph patents and patent applications filed before April 4, 2012, excluding the patents at issue in the Texas case. Intel will also obtain ownership of fifteen Intergraph patents as well as a general release. As a result, Intel recorded a $155 million charge to cost of sales in the first quarter of 2002. The remaining balance of $145 million represents the value of intellectual property assets as of March 30, 2002 and will be amortized over their remaining useful lives. The Texas case, currently scheduled for trial in July 2002, will proceed as planned, but Intel and Intergraph have agreed on liquidated damages depending upon the outcome of the case, including appeal. The liquidated damages range from zero if Intel prevails and $150 million if Intergraph prevails at the district court level, up to $250 million if Intergraph prevails before the district court and on appeal.

In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the United States District Court for the Western District of Texas, alleging that the Intel(Registered Trademark) Pentium 4(Registered Trademark) processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA's C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel's Pentium(Registered Trademark) II, Pentium(Registered Trademark) III, Celeron(Registered Trademark), and Pentium 4 processors infringe another patent. Both parties seek injunctive relief and damages in an unspecified amount. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

In September, October and November 2001, various plaintiffs filed lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five class-action complaints allege that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company's business and financial condition. In addition, stockholder derivative complaints have been filed in California Superior Court and Delaware Chancery Court against the company's directors and certain officers, alleging that they have mismanaged the company and otherwise breached their fiduciary obligations to the company. The five federal class-actions suits were consolidated, and in April 2002, the plaintiffs filed a consolidated, amended complaint in the U.S. District Court for the Northern District of California. All complaints seek unspecified damages. The company disputes the plaintiffs' claims and intends to defend the lawsuits vigorously.

The company is currently a party to various legal proceedings, including those noted above. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Operating Segment Information

Intel is organized into four product-line operating segments: the Intel Architecture business, the Intel Communications Group, the Wireless Communications and Computing Group, and the New Business Group. The New Business Group is not a reportable segment under the reporting standard, SFAS No. 131. Beginning in 2002, the company’s executive office consists of the Chief Executive Officer (CEO), Craig R. Barrett, and the Chief Operating Officer (COO), Paul S. Otellini. The CEO and COO have joint responsibility as the Chief Operating Decision Maker.

The Intel Architecture operating segment’s products include microprocessors and related board-level products and chipsets. The Intel Communications Group’s products include Ethernet connectivity products, network processing components, modular network infrastructure components and embedded microcontrollers. The Wireless Communications and Computing Group’s products include flash memory, application processors and cellular baseband chipsets for cellular handsets and handheld devices.

The "all other" category includes acquisition-related costs, including amortization of acquisition-related intangibles, in-process research and development, and write-offs of goodwill and acquisition-related intangibles, as well as the revenues and results of operations of the New Business Group. "All other" also includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses that are not allocated to the operating segments. For 2001, "all other" also included goodwill amortization, however; goodwill is no longer amortized beginning in 2002.

Segment information is summarized as follows (in millions):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Intel Architecture Business:
Revenues	$5,768	$5,133
Operating profit	$1,802	$1,666

Intel Communications Group:
Revenues	$518	$775
Operating loss	$(150)	$(153)

Wireless Communications and Computing Group:
Revenues	$459	$695
Operating loss	$(68)	$(19)

All Other:
Revenues	$36	$74
Operating loss	$(269)	$(852)

Total:
Revenues	$6,781	$6,677
Operating profit	$1,315	$642

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- First Quarter of 2002 Compared to First Quarter of 2001

Our net revenues for Q1 2002 increased 2% compared to Q1 2001, the first such year-over-year increase in five quarters. The increase in net revenues came from the Intel Architecture business, primarily due to a significant increase in sales of microprocessors and chipsets. This increase was partially offset by significantly lower net revenues for both the Intel Communications Group (ICG) and the Wireless Communications and Computing Group (WCCG).

Cost of sales for Q1 2002 increased 2% compared to Q1 2001. Costs increased primarily due to higher unit costs and higher unit volumes for microprocessors and chipsets for the Intel Architecture business. Cost of sales also increased due to a $155 million charge taken by the Intel Architecture business in the current quarter relating to the Intergraph Corporation litigation settlement agreement (See "Contingencies" in the Notes to Consolidated Condensed Financial Statements for a discussion of patent litigation by Intergraph Corporation). These increases were partially offset by the impact of lower unit volumes for ICG and WCCG, as well as lower start-up manufacturing costs for the Intel Architecture business and for WCCG.

Our gross margin percentage decreased to 51% for Q1 2002 from 52% in Q1 2001, primarily due to charges related to the Intergraph agreement. Excluding the impact of this agreement, the gross margin percentage increased to 54% primarily due to the revenue growth in the higher-margin Intel Architecture business. See "Outlook" for a discussion of gross margin expectations.

Intel Architecture Business. Net revenues for the Intel Architecture operating segment increased by $635 million, or 12%, in Q1 2002 compared to Q1 2001, as we rapidly made the transition to the Pentium(Registered Trademark) 4 microprocessor. The increase in net revenues was primarily due to significantly higher unit volumes of Intel Architecture business microprocessors and significantly higher unit volume and average selling prices for chipsets, partially offset by significantly lower average selling prices for microprocessors.

For Q1 2002, sales of microprocessors based on the Intel(Registered Trademark) NetBurst(Trademark) microarchitecture, including the Pentium 4 and Intel(Registered Trademark) Xeon(Trademark) processors and related board-level products and chipsets, comprised a majority of our consolidated net revenues and gross margin. For the same period, sales of microprocessors based on the P6 microarchitecture (including the Celeron(Registered Trademark), Pentium(Registered Trademark) III and Pentium(Registered Trademark) III Xeon(Trademark) processors), and related products, comprised a significant but decreasing portion of our consolidated net revenues and gross margin. For Q1 2001, sales of microprocessors and related board-level products and chipsets based on the P6 microarchitecture comprised a substantial majority of our consolidated net revenues and gross margin.

Net operating profit increased by $136 million, or 8%, for Q1 2002 compared to Q1 2001, primarily due to higher unit sales of microprocessors and chipsets, lower start-up costs relating to the 0.13-micron technology manufacturing ramp and lower operating expenses as a result of cost containment programs. These improvements were partially offset by lower average selling prices and higher unit costs for microprocessors and the $155 million charge relating to the Intergraph agreement.

Intel Communications Group. Net revenues decreased by $257 million, or 33%, in Q1 2002 compared to Q1 2001, primarily due to significantly lower unit volumes for telecommunications-related products consistent with the decline in industry-wide demand for these products. In addition, net revenues for microcontrollers and optical-related products decreased due to lower unit volumes, and net revenues for Ethernet connections decreased, even as units increased, due to a mix shift to local area network (LAN) on motherboard products from adapter cards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First Quarter of 2002 Compared to First Quarter of 2001 (continued)

Despite the decline in net revenues for ICG, net operating results were approximately flat, with a loss of $150 million in Q1 2002 compared to a loss of $153 million in Q1 2001. This was primarily due to the impact of lower inventory writedowns in Q1 2002 compared to higher-than-normal writedowns in Q1 2001, as well as lower operating expenses, offset by the impact of lower revenues across all product lines in Q1 2002.

Wireless Communications and Computing Group. Net revenues decreased by $236 million, or 34%, in Q1 2002 compared to Q1 2001, primarily due to a significant decrease in unit volumes and average selling prices for flash memory products.

Net operating results decreased by $49 million to a loss of $68 million in Q1 2002 from a loss of $19 million in Q1 2001, primarily due to lower revenue from sales of flash memory products, partially offset by the impact of lower inventory writedowns in Q1 2002 compared to higher-than-normal writedowns in Q1 2001 and lower start-up manufacturing costs in Q1 2002 related to flash memory products.

Operating Expenses, Other and Taxes. Research and development spending, excluding purchased in-process research and development (IPR&D), decreased $13 million, or 1% in Q1 2002 compared to Q1 2001. This decrease was primarily due to lower spending in the New Business Group, as we reduced spending for, or exited, certain businesses, and lower discretionary spending related to cost containment programs across business groups. Higher spending on development of manufacturing process technologies, including the 90-nanometer process on 300-millimeter wafers, partially offset the decrease. Marketing, general and administrative expenses decreased $83 million, or 7%, in Q1 2002 compared to Q1 2001, primarily due to lower headcount levels and lower discretionary spending. Operating expenses were 30% of net revenues in Q1 2002 and 32% of net revenues in Q1 2001, excluding charges for amortization of acquisition-related intangibles and costs and, in Q1 2001, amortization of goodwill.

Amortization of acquisition-related intangibles and costs decreased to $111 million in Q1 2002. Amortization of goodwill and acquisition-related intangibles and costs was $585 million in Q1 2001, including write-offs of goodwill and acquisition-related intangibles of $88 million related to prior acquisitions. The decrease primarily resulted from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, as of the beginning of fiscal 2002. Under SFAS 142, goodwill is no longer amortized.

Net losses on equity securities and certain equity derivatives for Q1 2002 were $46 million, compared to no net gain or loss on equities for Q1 2001. The net losses for Q1 2002 consisted of impairment charges of approximately $197 million, partially offset by net gains of approximately $120 million related to equity trading assets. The majority of these gains reflected the impact of designating formerly restricted equity investments as trading assets. When equity investments that are no longer strategic become marketable, we generally designate them as trading assets if we intend to hedge them. The cumulative difference between the cost and the fair market value of these assets was recorded as a gain in the current period. In Q1 2001, recognized gains on equities of $428 million were entirely offset by impairment losses. Interest and other, net decreased to $48 million in Q1 2002, compared to $264 million in Q1 2001, primarily due to lower average interest rates. Interest and other for Q1 2001 also included a $45 million gain for the cumulative effect of adopting SFAS No. 133 on derivative instruments and hedging.

Our effective income tax rate was 28.9% for Q1 2002, compared to 46.5% for Q1 2001. The higher rate in Q1 2001 reflected the amortization of goodwill, the majority of which was non-deductible. Excluding the impact of non-deductible IPR&D charges and amortization of non-deductible goodwill, our adjusted effective rate was 28.4% for Q1 2002 and 29.8% for Q1 2001. The adjusted rate for Q1 2002 reflects the current expected income for 2002 and the expected distribution of income in various tax jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Our financial condition remains strong. At March 30, 2002, cash, short-term investments and fixed income trading assets totaled $10.3 billion, down from $11.2 billion at December 29, 2001. Total short-term and long-term debt of $1.5 billion was 4% of stockholders’ equity as of the end of the first quarter of 2002 and the end of fiscal 2001.

For the first quarter of 2002, cash provided by operating activities was $1.5 billion. Inventory levels increased from December 29, 2001 as we rebuilt our finished goods inventory, particularly the Pentium 4 processor. Accounts receivable also increased, primarily due to a higher proportion of sales occurring in the last month of the current quarter, but the days’ sales outstanding were unchanged from fiscal year-end. Our five largest customers accounted for approximately 41% of net revenues for the first quarter of 2002. At March 30, 2002, these five largest customers accounted for approximately 39% of net accounts receivable. Accrued compensation and benefits decreased during the quarter as we paid year-end bonuses and made the annual cash contributions to our profit sharing plans. The main non-operating source of cash during the quarter was $289 million for the proceeds from sales of shares through employee stock plans.

Major uses of cash during the quarter included capital spending of $1.4 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, and $1.0 billion to repurchase 30.9 million shares of common stock. See "Outlook" for a discussion of capital expenditure expectations in 2002.

At March 30, 2002, marketable strategic equity securities totaled $129 million, a decrease of $26 million compared to $155 million at December 29, 2001. Net unrealized appreciation was approximately $26 million on a pre-tax basis at March 30, 2002, compared to net unrealized appreciation of $46 million at December 29, 2001. At March 30, 2002 the carrying value of our non-marketable strategic investment portfolio decreased to $1.2 billion, compared to $1.5 billion at December 29, 2001, primarily as a result of impairment charges and investments that became marketable during the quarter and were reclassified to trading assets and other long-term investments.

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. We also maintain the ability to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, the dividend program and potential future acquisitions or strategic investments.

Strategy

This strategy section and the following Outlook section contain a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of the end of the first quarter of 2002.

Our goal is to be the preeminent building block supplier to the worldwide Internet economy. As we focus on our core competencies in silicon design and manufacturing, and digital computing and communications, we believe we are well positioned to drive the convergence of computing and communications. Our primary focus areas are the desktop, mobile and enterprise platforms, as well as the networking infrastructure and wireless handheld communications platforms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Strategy (continued)

Intel Architecture Business. The Intel Architecture business supports the desktop and mobile platforms with the IA-32 architecture. The IA-32 architecture includes both the Intel NetBurst and P6 microarchitectures. Our strategy for desktop and mobile platforms is to introduce ever-higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. We deliver the Pentium 4 processor for the performance market segment, focused on both home and business applications. These applications are optimized for consumers who want to take advantage of the latest Web technologies, such as broadband, interactive 3D, and streaming video and audio. We also deliver the Intel Celeron processor for the value market segment. In line with our strategy, during the first quarter of 2002, we introduced the first Pentium 4 processors based on 0.13-micron process technology at speeds up to 2.2 GHz, and in April, we introduced a 2.4 GHz version of the Pentium 4 processor. By moving to 0.13-micron process technology, we were able to double the amount of the performance-enhancing L2 cache memory while reducing the die size. We also introduced the first Mobile Intel(Registered Trademark) Pentium(Registered Trademark) 4 Processor-M for mobile PCs at 1.7 GHz and 1.6 GHz as well as seven new versions of the Mobile Intel(Registered Trademark) Pentium(Registered Trademark) III Processor-M and the Celeron processor based on 0.13-micron process technology. We have now transitioned our entire mobile processor product line to this advanced process technology.

The Intel Architecture business also supports the enterprise platform with the Intel Xeon processor family under the IA-32 architecture for workstations and mid-range to high-end servers, and the Intel Itanium processor family for enterprise-class servers. Our strategy for the enterprise platform is to provide higher performance processors and the best price for performance for the various server and workstation market segments. In line with our strategy, we introduced the first Intel Xeon processors for servers based on the Intel NetBurst microarchitecture. These processors are the first to feature Intel’s Hyper-Threading Technology and were introduced in versions that address 1-and 2-way servers as well as 4-way and above servers. To further increase the acceptance and deployment of these server and workstation products by our customers, we also provide e-Business solutions and best practices through our Intel(Registered Trademark) e-Business Network.

We plan to cultivate new businesses as well as continue to work with the computing industry to expand Internet capabilities and product offerings, and develop compelling software applications that can take advantage of higher performance microprocessors and chipsets, thus driving demand toward our newer products in each computing market segment. Our microprocessor products compete with existing and future products in the various computing market segments, and we continue to see competitive product offerings, particularly in the desktop market segment. We may continue to take various steps, including reducing microprocessor prices and offering rebates and other incentives, at such times as we deem appropriate, in order to increase acceptance of our latest technology and to remain competitive within each relevant market segment.

Intel Communications Group. Within ICG, our strategy for the networking and communications platform is based on three focus areas that we believe are defining trends for the Internet: Ethernet connectivity products, optical components and network processing components. Our strategy for Ethernet connectivity is to expand our product portfolio within the LAN market segment and to address the emerging metropolitan area network (MAN) and networked storage market segments. Within the LAN, we are investing in Gigabit Ethernet technologies and wireless technologies based on the 802.11 industry standards. In the storage market segment, we are developing products that enable storage resources to be added to any location on an Ethernet network. Our strategy for optical components is to deliver components based on industry standards, including Ethernet and data transport standards in the telecommunications industry (SONET/SDH). We are providing 10-Gigabit optical components at multiple levels of integration with decreased power consumption and increased signal transmission distance. In network processing, our strategy is to deliver products that are the basic building blocks for modular networking infrastructure. These include advanced, programmable processors that are used to manage and direct data moving across the Internet and corporate networks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Strategy (continued)

Wireless Communications and Computing Group. Within WCCG, our strategy is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and handheld computing devices. Key to this strategy is the Intel(Registered Trademark) Personal Client Architecture (Intel(Registered Trademark) PCA) which is an open architecture that describes the separation of the communication and application building blocks for data-enabled cellular phones and portable handheld devices. By separating the communication and application elements within a device, Intel PCA should allow faster time-to-market for our customers and a standard, scalable platform for application development. Our current products for the handheld platform include flash memory, processors based on the Intel(Registered Trademark) StrongARM* processor and Intel(Registered Trademark) XScale(Trademark) microarchitecture, and cellular baseband chipsets.

New Business Group. The New Business Group is chartered to develop and grow new businesses around our core capabilities. The group’s current investments include Web hosting services, software and semiconductor products.

Outlook

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: valuation of non-marketable equity securities, which impacts gains (losses) on equity securities when we record impairments; valuation of inventory, which impacts cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that may not require us to make estimates and judgments that are as difficult or subjective, such as our policies for revenue recognition, including the deferral of revenues on sales to distributors.

Uncertainty in global economic conditions continues to make it difficult to predict product demand, but we expect that seasonal trends will continue through 2002. For the second quarter of 2002, we expect revenue to be between $6.4 billion and $7.0 billion, compared to first quarter revenue of $6.8 billion. Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture operating segment. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets, motherboards, semiconductor and non-semiconductor products, all of which are difficult to forecast. Because of the wide price differences among performance desktop, value desktop, mobile and server microprocessors, the mix of types of microprocessors sold affects the average price that we will realize and has a large impact on our revenues and gross margins. Microprocessor revenues are also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the second quarter of 2002 to be approximately 53%, plus or minus a couple of points, compared to 51% in the first quarter. For the full year of 2002, our gross margin percentage is expected to be 53%, plus or minus a few points, and includes the impact of the Intergraph agreement (see "Contingencies" in the Notes to Consolidated Condensed Financial Statements). Our expectation for 2002 reflects our early progress this year in improving profitability, and is consistent with our view that seasonal trends will continue through 2002. Our gross margin varies, depending on unit volumes, product pricing and the mix of types and speeds of processors sold, as well as the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

Our policy for valuation of inventory, including the determination of obsolete or excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally six months or less. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. Various other factors -- including unit costs and yield issues associated with production at factories, execution of the manufacturing ramp including the transition to 0.13-micron process technology, excess or shortage of manufacturing capacity and the reusability of factory equipment will also continue to affect cost of sales and the variability of gross margin percentages.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be approximately $5.5 billion in 2002. If the demand for our products does not continue to grow and move rapidly toward higher performance products in the various market segments, revenues and gross margins could be adversely affected and manufacturing capacity could be under-utilized, and the rate of capital spending could be reduced. Revenues and gross margin may also be affected if we do not add capacity fast enough to meet market demand. This capital spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. Depreciation is expected to be approximately $1.2 billion for the second quarter of 2002 and $4.7 billion for the full year 2002.

Spending on research and development, excluding IPR&D, plus marketing, general and administrative expenses in the second quarter of 2002 is expected to be approximately $2.1 billion, flat compared to first quarter expenses. Expenses may vary from this expectation depending, in part, on the level of revenue and profits.

Research and development spending, excluding IPR&D, is expected to be approximately $4.1 billion in 2002.

We have completed the adoption of the SFAS Nos. 141 and 142 on accounting for business combinations and goodwill as of the beginning of 2002. Accordingly, we will no longer amortize goodwill from acquisitions, but will continue to amortize acquisition-related intangibles and costs. Consequently, we expect amortization of acquisition-related intangibles and costs to be approximately $115 million in the second quarter and $440 million for the full year 2002.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2002, we completed a goodwill impairment review for ICG and WCCG, the reporting units that have substantially all of our recorded goodwill, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of future market share and revenues and costs for these groups as well as appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the communications businesses fail to improve, our revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

Gains or losses from equity securities and interest and other for the second quarter of 2002 are expected to net to zero due to the expectation of a net loss on equity securities and associated equity derivatives of approximately $60 million, primarily as a result of impairment charges offset by expected interest income. Gains from equity securities and interest and other will vary depending on equity market levels and volatility; the realization of expected gains or losses on investments, including gains or losses on investments acquired by third parties; determination of impairment charges, including potential impairment of non-marketable investments; interest rates; cash balances; mark-to-market of derivative instruments and assuming no unanticipated items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

At March 30, 2002, the non-marketable portion of our strategic investment portfolio was $1.2 billion. Our ability to recover our investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers and private sales. All of these factors are difficult to predict, particularly in the current economic environment. In addition, under our accounting policy, we are required to review all of our investments for impairment. For non-marketable equity securities, this requires significant judgment, including assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant contractual preferences, as well as the investees’ historical results of operations, and projected results and cash flows. If the actual outcomes for the investees are significantly different from our projections, our recorded impairments may be understated, and we may incur additional charges in future periods.

We currently expect our tax rate for 2002 to be approximately 28.4%, excluding the impact of costs from prior and any future acquisitions. This estimate is based on current tax law, the current expected income, and the expected distribution of income among various tax jurisdictions, and is subject to change.

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

Our future results of operations and the other forward-looking statements contained in this outlook and in our strategy discussion involve a number of risks and uncertainties--in particular the statements regarding our goals and strategies, expectations regarding new product introductions, plans to cultivate new business to expand the Internet, future economic conditions, revenues, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending legal proceedings. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business and economic conditions and trends in the computing and communications industries in various geographic regions; factors associated with doing business outside the United States, including currency controls and fluctuations, and tariff, import and other related restrictions and regulations; possible disruption in commercial activities related to terrorist activity or armed conflict in the United States, Israel and other locations, such as changes in logistics and security arrangements, and reduced end-user purchases relative to expectations; civil or military unrest or political instability in a locale; changes in customer order patterns; competitive factors such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments; pricing pressures; development and timing of the introduction of compelling software applications; excess or obsolete inventory and variations in inventory valuation; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; the ability to sustain and grow networking, communications, wireless and other businesses, and successfully integrate and operate any acquired businesses; unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications); and litigation involving intellectual property, stockholder and other issues.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Status of Business Outlook and Scheduled Business Update:

We expect that our corporate representatives will meet privately during the quarter with investors, the media, investment analysts and others. At these meetings, we may reiterate the Outlook published in this Form 10-Q. At the same time, we will keep this Form 10-Q and Outlook publicly available on our Web site (www.intc.com). Prior to the Business Update and related Quiet Periods (described below), the public can continue to rely on the Outlook on the Web site as still being our current expectations on matters covered, unless we publish a notice stating otherwise.

We intend to publish a Business Update press release on June 6, 2002. From the close of business on May 31, 2002 until publication of the Business Update, we will observe a "Quiet Period." During the Quiet Period, the Outlook as provided in this press release and our filings with the SEC on Forms 10-K and 10-Q should be considered to be historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment concerning the Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Business Update and our SEC filings will begin at the close of business on June 14, 2002 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for July 16, 2002.

Intel, Pentium, Celeron, Intel Xeon, Pentium III Xeon, Itanium, Intel NetBurst and Intel Xscale are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. StrongARM is licensed to Intel by ARM, Ltd.

* Other names and brands may be claimed as the property of others.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates and non-U.S. currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2001 and to the subheading "Financial Market Risks" under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" on page 16 of our 2001 Annual Report to Stockholders.

We have a portfolio of equity investments that includes marketable securities classified as either marketable strategic equity securities or trading assets as well as derivative equity instruments such as warrants and options. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. These investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in two sectors: communications, including networking and storage companies, and computing. As of March 30, 2002, five equity positions constituted approximately 83% of the market value of the portfolio. One position constituted over 50% of the portfolio, however, the majority of the exposure on this position is hedged.

We analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change in market prices, and after reflecting the impact of hedges and offsetting positions, our portfolio would decrease in value by approximately $100 million, based on the value of the portfolio at March 30, 2002. The portfolio’s concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio’s price volatility. This estimate is not necessarily indicative of future performance, and actual results may differ materially.

An adverse movement of equity market prices would also have an impact on our portfolio of non-marketable strategic investments, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At March 30, 2002, our non-marketable strategic investment portfolio, including equity derivatives, had a carrying amount of $1.2 billion.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 29, 2001 for descriptions of the following and other legal proceedings.

Intergraph Corporation v. Intel
U.S. District Court, Northern District of Alabama, Northeastern Division
U.S. District Court, Eastern District of Texas

In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights. The suit alleged that Intel infringes five Intergraph microprocessor-related patents and included alleged violations of antitrust laws and various state law claims.

In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that the Intel(Registered Trademark) Itanium(Registered Trademark) processor infringes two Intergraph microprocessor-related patents, and seeking an injunction and unspecified damages.

In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. The settlement agreement provides that Intel will make a cash payment of $300 million to Intergraph by May 1, 2002. Intel will receive a license under all Intergraph patents and patent applications filed before April 4, 2012, excluding the patents at issue in the Texas case. Intel will also obtain ownership of fifteen Intergraph patents as well as a general release. The Texas case, currently scheduled for trial in July 2002, will proceed as planned, but Intel and Intergraph have agreed on liquidated damages depending upon the outcome of the case, including appeal. The liquidated damages range from zero if Intel prevails and $150 million if Intergraph prevails at the district court level, up to $250 million if Intergraph prevails before the district court and on appeal.

VIA Technologies and Centaur Technology, Inc. v. Intel
U.S. District Court, Western District of Texas

In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the United States District Court for the Western District of Texas, alleging that the Intel(Registered Trademark) Pentium(Registered Trademark) 4 processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA's C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel's Pentium(Registered Trademark) II, Pentium(Registered Trademark) III, Celeron(Registered Trademark), and Pentium 4 processors infringe another patent. Both parties seek injunctive relief and damages in an unspecified amount. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

 Item 1. Legal Proceedings (continued)

Hawaii Reinforcing Iron Workers Pension Trust Fund, et al. v. Intel, U.S. Dist. Court., Northern Calif.
George Pinel, et al v. Intel, U.S. Dist. Court., Northern Calif.
Fairland Management Corp., et al v. Intel, U.S. Dist. Court., Northern Calif.
Stanley Marks v. Intel, U.S. Dist. Ct., Northern Calif.
Rudolf Skubella v. Intel, U.S. Dist. Ct., Northern Calif.
Dr. Jayant S. Patel, et al v. Gordon Moore, et al, Calif. Superior Court, Santa Clara County
Howard Lasker, et al v. Gordon Moore, et al, Del. Chancery Ct., New Castle County

In September, October and November 2001, various plaintiffs filed lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five class-action complaints allege that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company's business and financial condition. In addition, stockholder derivative complaints have been filed in California Superior Court and Delaware Chancery Court against the company's directors and certain officers, alleging that they have mismanaged the company and otherwise breached their fiduciary obligations to the company. The five federal class-actions suits were consolidated, and in April 2002, the plaintiffs filed a consolidated, amended complaint in the U.S. District Court for the Northern District of California. All complaints seek unspecified damages. The company disputes the plaintiffs' claims and intends to defend the lawsuits vigorously.

Item 2. Changes in Securities

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

      12.1   Statement setting forth the computation of ratios of earnings to fixed charges.

(b)  Reports on Form 8-K

  On January 17, 2002, Intel filed a report on Form 8-K relating to its financial information for the quarter ended December 29, 2001 and forward-looking statements relating to 2002 and the first quarter of 2002 as presented in a press release of January 15, 2002.
  On March 8, 2002, Intel filed a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2002 and the first quarter of 2002 as presented in a press release of March 7, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTEL CORPORATION
(Registrant)

Date: May 7, 2002	By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer