Form 10-Q
period 2002-06-29
INTEL CORP
filed 2002-08-08
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2002

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

(408) 765-8080
(Registrant’s telephone number, including area code)

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

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at June 29, 2002
Common stock, $0.001 par value	6,665 million

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
(in millions, except per share amounts)	2002	2001	2002	2001

Net revenues	$6,319	$6,334	$13,100	$13,011
Costs and expenses:
Cost of sales	3,350	3,307	6,651	6,532
Research and development	1,024	919	2,006	1,914
Marketing, general and administrative	1,063	1,174	2,135	2,329
Amortization of goodwill	--	417	--	858
Amortization and impairment of acquisition-related intangibles and costs	229	177	340	321
Purchased in-process research and development	14	123	14	198

Operating costs and expenses	5,680	6,117	11,146	12,152

Operating income	639	217	1,954	859
Gains (losses) on equity securities, net	(59)	3	(105)	3
Interest and other, net	43	126	91	390

Income before taxes	623	346	1,940	1,252

Provision for taxes	177	150	558	571

Net income	$446	$196	$1,382	$681

Basic earnings per common share	$0.07	$0.03	$0.21	$0.10

Diluted earnings per common share	$0.07	$0.03	$0.20	$0.10

Cash dividends declared per common share	$--	$--	$0.04	$0.04

Weighted average common shares outstanding	6,677	6,725	6,681	6,723

Weighted average common shares outstanding, assuming dilution	6,803	6,889	6,832	6,894

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation
Consolidated Condensed Balance Sheets

	June 29,	Dec. 29,
	2002	2001

(in millions)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,068	$7,970
Short-term investments	2,889	2,356
Trading assets	1,650	1,224
Accounts receivable, net	2,907	2,607
Inventories:
Raw materials	242	237
Work in process	1,393	1,316
Finished goods	870	700

	2,505	2,253

Deferred tax assets	917	958
Other current assets	265	265

Total current assets	17,201	17,633

Property, plant and equipment	35,543	34,356
Less accumulated depreciation	17,367	16,235

Property, plant and equipment, net	18,176	18,121
Marketable strategic equity securities	96	155
Other long-term investments	1,438	1,319
Goodwill	4,338	4,330
Other assets	2,249	2,837

TOTAL ASSETS	$43,498	$44,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$383	$409
Accounts payable	1,658	1,769
Accrued compensation and benefits	892	1,179
Accrued advertising	564	560
Deferred income on shipments to distributors	498	418
Other accrued liabilities	1,081	1,247
Income taxes payable	672	988

Total current liabilities	5,748	6,570

Long-term debt	1,081	1,050
Deferred tax liabilities	1,089	945
Stockholders' equity:
Preferred stock	--	--
Common stock and capital in excess of par value	8,628	8,833
Acquisition-related unearned stock compensation	(115)	(178)
Accumulated other comprehensive income	18	25
Retained earnings	27,049	27,150

Total stockholders' equity	35,580	35,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,498	$44,395

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)

Six Months Ended

	June 29,	June 30,
(in millions)	2002	2001

Cash flows provided by (used for) operating activities:
Net income	$1,382	$681
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation	2,296	1,984
Amortization of goodwill	--	858
Amortization and impairment of intangibles and other acquisition-related costs	394	358
Purchased in-process research and development	14	198
(Gains) Losses on equity securities, net	105	(3)
Net loss on retirements and impairments of property, plant and equipment	195	80
Deferred taxes	229	(140)
Tax benefit from employee stock plans	188	170
Changes in assets and liabilities:
Trading assets	(225)	730
Accounts receivable	(300)	1,263
Inventories	(252)	(543)
Accounts payable	(111)	(412)
Accrued compensation and benefits	(287)	(769)
Income taxes payable	(328)	(420)
Other assets and liabilities	(83)	(600)

Total adjustments	1,835	2,754

Net cash provided by operating activities	3,217	3,435

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,545)	(4,808)
Acquisitions, net of cash acquired	(50)	(879)
Purchases of available-for-sale investments	(2,956)	(5,135)
Maturities and sales of available-for-sale investments	2,474	9,577
Other investing activities	(179)	(384)

Net cash used for investing activities	(3,256)	(1,629)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(32)	19
Additions to long-term debt	35	266
Repayment of long-term debt	(2)	--
Proceeds from sales of shares through employee stock plans and other	411	410
Repurchase and retirement of common stock	(2,007)	(2,003)
Payment of dividends to stockholders	(268)	(269)

Net cash used for financing activities	(1,863)	(1,577)

Net increase (decrease) in cash and cash equivalents	$(1,902)	$229

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38	$27
Income taxes	$428	$937

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

Accounting Change

Effective the beginning of the first quarter of 2002, the company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All identifiable intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the company completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

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

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows (in millions, except per share amounts):

Three Months Ended		Six Months Ended

June 29,	June 30,	June 29,	June 30,
2002	2001	2002	2001

Reported net income	$446	$196	$1,382	$681
Goodwill and workforce amortization (net of tax)	--	403	--	767

Adjusted net income	$446	$599	$1,382	$1,448

Reported basic earnings per share	$0.07	$0.03	$0.21	$0.10
Goodwill and workforce amortization (net of tax)	--	0.06	--	0.12

Adjusted basic earnings per share	$0.07	$0.09	$0.21	$0.22

Reported diluted earnings per share	$0.07	$0.03	$0.20	$0.10
Goodwill and workforce amortization (net of tax)	--	0.06	--	0.11

Adjusted diluted earnings per share	$0.07	$0.09	$0.20	$0.21

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Earnings per Share

A reconciliation of the shares used in the computation of the company’s basic and diluted earnings per common share is as follows (in millions):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Weighted average common shares outstanding	6,677	6,725	6,681	6,723
Dilutive effect of employee stock options	126	164	151	171

Weighted average common shares outstanding, assuming dilution	6,803	6,889	6,832	6,894

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the second quarter of 2002, approximately 248 million of the company’s stock options outstanding (200 million for the first half of 2002) were excluded from the calculation of diluted earnings per share because they were antidilutive, i.e. the exercise price of the stock options was greater than the average price of the company’s stock during the related period. For the second quarter of 2001, approximately 225 million of the company’s stock options outstanding (200 million for the first half of 2001) were excluded from the calculation. These options could be dilutive in the future.

Stock Repurchase Program

During the first half of 2002, the company repurchased 68.1 million shares of common stock under the company’s authorized repurchase program at a cost of $2.0 billion. As of June 29, 2002, a total of 225 million shares remained available for repurchase under the program.

Trading Assets

The company elects to classify as trading assets certain marketable debt and equity securities. Certain of the company’s marketable equity securities have been classified as trading assets as the company no longer deems the investment to be strategic in nature and has the ability and intent to mitigate equity market risk through the use of derivative instruments. The interest, currency and equity market risks inherent in these investments are generally mitigated through the use of derivative instruments. Also included in trading assets is a marketable equity portfolio held to generate returns that offset changes in liabilities related to certain deferred employee compensation arrangements.

Trading assets at fair value at the end of each period were as follows (in millions):
	June 29,	Dec. 29,
	2002	2001

Debt instruments	$1,185	$836
Equity securities	187	74
Equity securities offsetting deferred compensation obligations	278	314

Total	$1,650	$1,224

Gains (Losses) on Equity Securities, Net

Net losses on investments in equity securities and certain equity derivatives were $59 million for the second quarter of 2002 ($105 million for the first half of 2002). These losses included impairments recognized on investments in equity securities of approximately $67 million for the second quarter of 2002 ($264 million for the first half of 2002).

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Interest and Other, Net

Interest and other, net included (in millions):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Interest income	$81	$161	$160	$394
Interest expense	(25)	(13)	(49)	(25)
Other, net	(13)	(22)	(20)	21

Total	$43	$126	$91	$390

Acquisition of a Development Stage Operation

During May 2002, the company acquired a development stage operation in exchange for total consideration of approximately $50 million. Approximately $35 million of the consideration was allocated to acquisition-related developed technology, $14 million was allocated to purchased in-process research and development and the remaining amount represented the value of net tangible assets. There was no allocation of purchase consideration to goodwill. The operating results from this acquisition since the date of acquisition have been included in the operating results of the Intel Communications Group (ICG) operating segment.

Goodwill

During the first half of 2002, no goodwill was acquired, impaired or written off. Goodwill by operating segment was adjusted as follows (in millions):

	Intel Communi-cations Group	Wireless Communications and Computing Group	Intel Architecture Business	All Other	Total

December 29, 2001	$3,653	$603	$68	$6	$4,330
Workforce-in-place reclassified, net of deferred tax	12	8	--	--	20
Other adjustments	(12)	--	--	--	(12)

June 29, 2002	$3,653	$611	$68	$6	$4,338

Identified Intangible Assets

During the first half of 2002, the company acquired developed technology valued at $35 million, with an amortization period of 2 years. Intellectual property assets acquired in the first half of 2002 amounted to $145 million, with a weighted average amortization period of 5 years. Identified intangible assets as of June 29, 2002 consisted of the following (in millions):

	Gross Assets	Accumulated Amortization	Net

Acquisition-related developed technology	$1,162	$(642)	$520
Other acquisition-related intangibles	169	(138)	31
Intellectual property assets	578	(270)	308

Total identified intangible assets	$1,909	$(1,050)	$859

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Identified Intangible Assets (continued)

Identified intangible assets as of December 29, 2001 consisted of the following (in millions):

	Gross Assets	Accumulated Amortization	Net

Acquisition-related developed technology	$1,127	$(421)	$706
Other acquisition-related intangibles	293	(202)	91
Intellectual property assets	498	(281)	217

Total identified intangible assets	$1,918	$(904)	$1,014

Other acquisition-related intangibles include items such as trademarks and customer lists. Intellectual property assets include acquired technology licenses. Identified intangible assets are classified within other assets on the balance sheet.

All of the company’s identified intangible assets are subject to amortization. Amortization of acquisition-related intangibles and costs included the following (in millions):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Amortization of acquisition-related intangibles	$65	$89	$130	$168
Impairment of acquisition-related intangibles	112	--	112	26
Amortization of acquisition-related unearned stock compensation	28	54	54	90
Other acquisition-related costs	24	34	44	37

Total	$229	$177	$340	$321

The impairment of acquisition-related intangibles in the second quarter of 2002 consists of developed technology and other acquisition-related intangibles, primarily related to the previous acquisition of Xircom, Inc. The amount of the impairment was determined using a fair-value approach based on discounted future cash flows. Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation for personnel acquired through previous acquisitions. The compensation is being recognized over the period earned. All amortization of acquisition-related intangibles and costs, including the current period impairment, is included in "all other" for segment reporting purposes.

Amortization of intellectual property assets was $30 million for the second quarter of 2002 ($54 million for the first half of 2002) and $21 million for the second quarter of 2001 ($37 million for the first half of 2001).

Based on identified intangible assets recorded at June 29, 2002, the annual amortization expense, excluding acquisition-related unearned stock compensation and other acquisition-related costs, is expected to be as follows (in millions):

	2002	2003	2004	2005	2006

Acquisition-related intangibles	$357	$206	$129	$83	$18
Intellectual property assets	$113	$89	$64	$51	$38

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Acquisition-Related Unearned Stock Compensation

Acquisition-related unearned stock compensation includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of certain employee stockholders, and/or the completion of certain milestones. The unearned stock-based compensation also includes the intrinsic value of stock options assumed in acquisitions that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs. A total of $28 million of expense was recognized in the second quarter of 2002 ($54 million in the first half of 2002) related to acquisitions made in prior periods.

Impairment of Long-Lived Assets

During the second quarter of 2002, the company announced its intention to wind down its Intel(Registered Trademark) Online Services Web hosting business over the next four quarters, due to current market trends and financial forecasts for the hosting services industry. The company recognized a related $106 million pre-tax charge in the cost of sales caption in the Consolidated Condensed Statement of Income. Approximately $90 million of that charge related to the impairment of the Web hosting businesses assets, including leasehold improvements and server equipment. The amount of the impairment was determined based on discounted future cash flows and comparable market prices. The remaining $16 million represented the accrual of other exit-related costs. The charge was reflected in the operating results of the New Business Group (NBG), which is included in the "all other" category for segment reporting purposes.

Long Term Debt

During the second quarter of 2002, $54 million of the company’s zero-coupon senior exchangeable notes (Intel notes) were exchanged by the holders. In accordance with the terms of the Intel notes, the company delivered a portion of its investment in Samsung Electronic Co., Ltd. convertible notes with a face value of approximately $27 million to the holders who delivered Intel notes for exchange. The remaining Intel note holders may exercise their exchange option on the Intel notes any time prior to January 12, 2004. The Intel notes are redeemable by Intel, provided certain market price criteria are met, between October 24, 2001 and February 1, 2004.

Comprehensive Income

The components of other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income	$446	$196	$1,382	$681
Change in net unrealized gain on available-for-sale investments	(8)	(70)	(24)	(228)
Change in net unrealized gain (loss) on derivatives	20	(1)	17	--

Other comprehensive income	$458	$125	$1,375	$453

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

June 29,	Dec. 29,
2002	2001

Accumulated net unrealized gain on available-for-sale investments	$8	$32
Accumulated net unrealized gain (loss) on derivatives	10	(7)

Total accumulated other comprehensive income	$18	$25

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Contingencies

In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights and that Intel infringed five Intergraph microprocessor-related patents. This suit included alleged violations of antitrust laws and various state law claims.

In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that the Intel(Registered Trademark) Itanium(Registered Trademark) processor infringes two Intergraph microprocessor-related patents, and seeking an injunction and unspecified damages.

In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. Pursuant to the settlement agreement, Intel made a cash payment of $300 million to Intergraph and in return received a license under all Intergraph patents and patent applications filed before April 4, 2012, excluding the patents at issue in the Texas case. Pursuant to the settlement, Intel will obtain ownership of fifteen Intergraph patents and has obtained a general release covering all matters in controversy in the Alabama case. Intel recorded a $155 million charge to cost of sales in the first quarter of 2002, as a result of the settlement. The remaining $145 million represents the value of intellectual property assets as of March 30, 2002 and is being amortized over the remaining useful lives of the patents. The payment was allocated between the immediate charge and the value of intellectual property assets based on the relative levels of historical and expected future revenue from sales of the relevant microprocessors over the useful lives of the patents. The trial in the Texas case was held in July 2002 and closing arguments are scheduled to be held in August 2002. Intel and Intergraph have agreed on liquidated damages depending upon the outcome of the case, including appeal. The liquidated damages range from zero if Intel prevails and up to $250 million if Intergraph prevails at the district court level and on appeal.

In May 2000, various plaintiffs filed a class action lawsuit in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and SEC Rule 14d-10 in connection with Intel's acquisition of DSP Communications, Inc. The complaint alleged that Intel and CWC (Intel's wholly owned subsidiary at the time) agreed to pay certain DSP insiders additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders' endorsement of Intel's tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs sought unspecified damages for the class, and unspecified costs and expenses. On July 8, 2002, the District Court granted Intel's motion for summary judgment in its entirety and dismissed the case.

In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the United States District Court for the Western District of Texas, alleging that the Intel(Registered Trademark) Pentium(Registered Trademark) 4 processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA's C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel's Pentium(Registered Trademark) II, Pentium(Registered Trademark) III, Celeron(Registered Trademark) and Pentium 4 processors infringe another patent. Both parties seek injunctive relief and damages in an unspecified amount. The company disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.

In September, October and November 2001, various plaintiffs filed lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five class-action complaints allege that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In addition, stockholder derivative complaints have been filed in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they have mismanaged the company and otherwise breached their fiduciary obligations to the company. The five federal class-action complaints were consolidated, and in April 2002, the plaintiffs filed a consolidated, amended complaint in the U.S. District Court for the Northern District of California. In May 2002, the California Superior Court denied Intel's motion to stay and granted Intel's motion to dismiss the stockholder derivative complaints, but granted plaintiffs leave to replead within 90 days. All complaints seek unspecified damages. The company disputes all plaintiffs’ claims in all actions and intends to defend the lawsuits vigorously.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Contingencies (continued)

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois against Intel, Hewlett-Packard Co., HPDirect, Inc. and Gateway Inc., alleging that defendants' advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and competitors' processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages and attorney's fees and costs. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

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

Operating Segment Information

Intel is organized into four product-line operating segments: the Intel Architecture business, ICG, the Wireless Communications and Computing Group (WCCG), and NBG. Under the reporting standard, SFAS No. 131, NBG is not a reportable segment. Beginning in 2002, the company’s executive office consists of the Chief Executive Officer (CEO), Craig R. Barrett, and the Chief Operating Officer (COO), Paul S. Otellini. The CEO and COO have joint responsibility as the Chief Operating Decision Maker as defined by SFAS No. 131.

The Intel Architecture operating segment’s products include microprocessors, motherboards and other related board-level products, including chipsets. ICG’s products include Ethernet connectivity products, network processing components, embedded control chips and optical products. WCCG’s products include flash memory, application processors and cellular baseband chipsets for cellular handsets and handheld devices.

The "all other" category includes acquisition-related costs, including amortization of acquisition-related intangibles, in-process research and development, and impairment charges of goodwill and acquisition-related intangibles, including the $112 million impairment of identified intangibles recorded in the second quarter of 2002, primarily related to the previous acquisition of Xircom. The operating results of the Xircom acquisition have been included with the operating results of ICG. "All other" includes the revenues and results of operations of NBG, which include the Web hosting business charge of $106 million. "All other" also includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses that are not allocated to the operating segments. For 2001, "all other" also included goodwill amortization; however, goodwill is no longer amortized beginning in 2002.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Operating Segment Information (continued)

Segment information is summarized as follows (in millions):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Intel Architecture Business:
Revenues	$5,213	$5,127	$10,981	$10,260
Operating profit	$1,362	$1,444	$3,164	$3,110

Intel Communications Group:
Revenues	$536	$635	$1,054	$1,410
Operating loss	$(127)	$(235)	$(277)	$(388)

Wireless Communications and Computing Group:
Revenues	$532	$510	$991	$1,205
Operating loss	$(98)	$(158)	$(166)	$(177)

All Other:
Revenues	$38	$62	$74	$136
Operating loss	$(498)	$(834)	$(767)	$(1,686)

Total:
Revenues	$6,319	$6,334	$13,100	$13,011
Operating profit	$639	$217	$1,954	$859

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Second Quarter of 2002 Compared to Second Quarter of 2001

Our Q2 2002 net revenues of $6.3 billion were flat compared to Q2 2001, primarily due to slightly higher net revenues for the Intel Architecture business, offset by significantly lower net revenues for the Intel Communications Group (ICG). Significant revenue growth in the Asia-Pacific region offset declines in other geographies as we saw stabilization in our business, but not an economic recovery.

Cost of sales for Q2 2002 was essentially flat compared to Q2 2001. Costs increased due to the impact of a $106 million charge related to the wind down of the Intel(Registered Trademark) Online Services Web hosting business within the New Business Group (NBG), whose results are included in the "all other" category for segment reporting purposes (see "Operating Segment Information" in the Notes to the Consolidated Condensed Financial Statements). Costs also increased in the Intel Architecture business due to higher unit volumes for microprocessors, including microprocessors sold for use in the Microsoft* Xbox*, and higher unit volumes of motherboards. These increases were offset by the impact of lower start-up manufacturing costs for the Intel Architecture business and lower inventory writedowns for ICG in Q2 2002.

Our gross margin percentage decreased to 47% for Q2 2002 from 48% in Q2 2001, primarily due to the Web hosting business wind down charge. Excluding the impact of this charge, the gross margin percentage increased to 49%, primarily due to better overall factory capacity utilization and lower ICG inventory writedowns in Q2 2002, compared to higher than normal ICG inventory writedowns in Q2 2001. The increases in gross margin were partially offset by slightly lower gross margin in the Intel Architecture business, primarily due to lower average selling prices for microprocessors. See "Outlook" for a discussion of gross margin expectations.

Intel Architecture Business. Net revenues for the Intel Architecture operating segment increased slightly to $5.2 billion in Q2 2002 from $5.1 billion in Q2 2001, primarily due to higher unit volumes of Intel Architecture business microprocessors, including processors for the Microsoft Xbox, and higher unit volumes of motherboards. Lower average selling prices for microprocessors partially offset the impact of the higher volumes.

For Q2 2002, sales of microprocessors based on the Intel(Registered Trademark) NetBurst™ microarchitecture (including the Intel(Registered Trademark) Pentium(Registered Trademark) 4 and Intel(Registered Trademark) Xeon™ processors) and related board-level products and chipsets, made up a majority of our consolidated net revenues and gross margin. For the same period, sales of microprocessors based on the P6 microarchitecture (including most versions of the Celeron(Registered Trademark) processor, as well as the Pentium(Registered Trademark) III and Pentium(Registered Trademark) III Xeon™ processors) and related products made up a significant, but decreasing, portion of our consolidated net revenues and gross margin. For Q2 2001, sales of microprocessors and related board-level products and chipsets based on the P6 microarchitecture made up a majority of our consolidated net revenues and a substantial majority of our gross margin.

Net operating profit decreased by $82 million, or 6%, for Q2 2002 compared to Q2 2001, primarily due to lower average selling prices for microprocessors, partially offset by higher unit volumes of microprocessors, including processors for the Microsoft Xbox, and lower start-up costs relating to the 0.13-micron technology manufacturing ramp.

Intel Communications Group. Net revenues decreased by $99 million, or 16%, in Q2 2002 compared to Q2 2001, primarily due to lower overall unit volumes for telecommunications-related products consistent with the decline in industry-wide demand for these products. Net revenues for Ethernet connections also decreased, even as units increased due to a shift in product mix from higher-priced adapter cards to lower-priced local area network (LAN) on motherboard products. Net revenues from optical products were also lower. These decreases were partially offset by an increase in revenues for network processors due to significantly higher average selling prices resulting from a shift in product mix to higher-performing embedded processors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- Second Quarter of 2002 Compared to Second Quarter of 2001 (continued)

Consistent with the shift in the Ethernet business to LAN on motherboard products, we took a $112 million impairment charge on acquired intangibles, primarily related to the previous acquisition of Xircom, Inc. and its PC card products for wireline networking. This charge was included in the "all other" category for segment reporting purposes (see "Identified Intangible Assets" in the Notes to Consolidated Condensed Financial Statements for a discussion of the intangibles charge).

Despite the decline in ICG net revenues, net operating results improved, with a loss of $127 million in Q2 2002 compared to a loss of $235 million in Q2 2001, primarily due to the impact of lower inventory writedowns in Q2 2002 compared to higher than normal writedowns in Q2 2001, as well as significantly lower operating expenses in Q2 2002, reflecting lower headcount, as we streamlined operations, integrated acquisitions and refocused on our core strategic areas. These decreases in costs were partially offset by the impact of lower revenues across most product lines.

Wireless Communications and Computing Group (WCCG). Net revenues increased by $22 million, or 4%, in Q2 2002 compared to Q2 2001, due to a significant increase in unit volumes of flash memory products, as we sold a richer mix of higher density products supporting the movement to more feature-rich cellular phones, partially offset by a decrease in flash memory average selling prices stemming from competitive pricing pressures.

Net operating results improved to a loss of $98 million in Q2 2002 compared to a loss of $158 million in Q2 2001, primarily due to lower costs incurred for under-utilized factory capacity for flash memory products in Q2 2002 and increased revenues from flash memory products. We also continued to invest in the development of application processors and baseband chipsets for data-enabled cellular phones and handheld computing devices.

Operating Expenses, Other and Taxes. Research and development spending, excluding purchased in-process research and development (IPR&D), increased $105 million, or 11%, in Q2 2002 compared to Q2 2001. This increase was primarily due to higher spending on the development of manufacturing process technologies, including the 90-nanometer process on 300-millimeter wafers. Marketing, general and administrative expenses decreased $111 million, or 9%, in Q2 2002 compared to Q2 2001, primarily due to the impact of lower headcount levels and lower discretionary spending due to cost containment programs. In addition, spending was lower in NBG, as we reduced spending for, or exited, certain businesses. Operating expenses were 33% of net revenues in both Q2 2002 and Q2 2001, excluding amortization of acquisition-related intangibles and costs and also excluding amortization of goodwill in 2001.

IPR&D was $14 million in Q2 2002 compared to $123 million in Q2 2001. The decrease in IPR&D was due to a decrease in the level of acquisition activity during 2002.

Amortization of acquisition-related intangibles and costs was $229 million in Q2 2002, including an impairment of acquisition-related intangibles of $112 million, primarily related to the prior acquisition of Xircom, Inc. Amortization of goodwill and acquisition-related intangibles and costs was $594 million in Q2 2001. The decrease between the two periods was primarily the result of the implementation of Statement of Financial Accounting Standards (SFAS) No. 142 as of the beginning of fiscal 2002. Under SFAS No. 142, goodwill is no longer amortized. For Q2 2001, excluding the amortization of goodwill and taking into account the reclassification of workforce-in-place to goodwill, the amortization of acquisition-related intangibles and costs would have been approximately $166 million on a pre-tax basis.

Gains (losses) on equity securities and certain equity derivatives for Q2 2002 were a net loss of $59 million compared to a $3 million net gain for Q2 2001. The net loss for Q2 2002 was primarily driven by impairment charges on non-marketable equity securities of approximately $67 million. The Q2 2001 gains were net of impairment charges on both marketable and non-marketable equity securities of approximately $220 million. Interest and other, net decreased to $43 million in Q2 2002 compared to $126 million in Q2 2001, primarily due to lower interest income as a result of lower average interest rates.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- Second Quarter of 2002 Compared to Second Quarter of 2001 (continued)

Our effective income tax rate was 28.4% for Q2 2002 compared to 43.4% for Q2 2001. The higher rate in Q2 2001 reflected the amortization of goodwill, the majority of which was non-deductible, as well as the impact of higher non-deductible IPR&D charges. In addition, the Q2 2001 rate also included an adjustment to reduce the cumulative 2001 tax rate due to a change in the expected level of income and distribution of income among jurisdictions for 2001. Excluding these items, the adjusted effective rate for Q2 2001 was 25.7%. The rate for Q2 2002 reflects the current expected income for 2002 and the expected distribution of income in various tax jurisdictions.

Results of Operations -- First Half of 2002 Compared to First Half of 2001

Our net revenues for the first half of 2002 were essentially flat at $13.1 billion compared to first half 2001 revenues of $13.0 billion, primarily due to increased net revenues in the Intel Architecture business offset by significantly lower net revenues for both ICG and WCCG.

Cost of sales for the first half of 2002 increased 2% compared to the first half of 2001, primarily due to significantly higher unit volumes for microprocessors, including processors for the Microsoft Xbox. Cost of sales also increased due to higher unit costs for microprocessors, and significantly higher unit volumes for chipsets and motherboards in the Intel Architecture business. In addition, cost of sales also increased due to the $155 million charge taken by the Intel Architecture business in Q1 2002 relating to the Intergraph Corporation litigation settlement agreement (see "Contingencies" in the Notes to Consolidated Condensed Financial Statements) and the $106 million charge related to the Q2 2002 decision to wind down the Web hosting business. These increases were partially offset by lower start-up manufacturing costs for the Intel Architecture business, the impact of lower revenues in ICG and WCCG and lower inventory writedowns for ICG.

Our gross margin percentage for the first half of 2002 decreased to 49% from 50% in the first half of 2001, primarily due to charges related to the Intergraph agreement and the Web hosting business wind down. Excluding the impact of these charges, the gross margin percentage increased to 51%, primarily due to revenue growth in the higher margin Intel Architecture business and slightly improved gross margin percentages in our other businesses. See "Outlook" for a discussion of gross margin expectations.

Intel Architecture Business. Net revenues for the Intel Architecture operating segment increased by $721 million, or 7%, in the first half of 2002 compared to the first half of 2001. The increase in net revenues was due to significantly higher unit volumes of Intel Architecture business microprocessors, including processors for the Microsoft Xbox, and significantly higher unit volumes and higher average selling prices for chipsets, partially offset by lower average selling prices for microprocessors.

For the first half of 2002, sales of microprocessors based on the Intel NetBurst microarchitecture and related board-level products and chipsets, made up a majority of our consolidated net revenues and gross margin. For the same period, sales of microprocessors based on the P6 microarchitecture, and related products made up a significant but decreasing portion of our consolidated net revenues and gross margin. For the first half of 2001, sales of microprocessors and related board-level products and chipsets based on the P6 microarchitecture made up a majority of our consolidated net revenues and a substantial majority of our gross margin.

Net operating profit increased by $54 million, or 2%, for the first half of 2002 compared to the first half of 2001, primarily due to higher unit sales of microprocessors and chipsets and lower start-up costs relating to the 0.13-micron technology manufacturing ramp. These improvements were partially offset by lower average selling prices and higher unit costs for microprocessors and the $155 million charge in Q1 2002 relating to the Intergraph agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First Half of 2002 Compared to First Half of 2001 (continued)

Intel Communications Group. Net revenues decreased by $356 million, or 25%, in the first half of 2002 compared to the first half of 2001, primarily due to lower overall unit volumes for telecommunications-related products. In addition, net revenues for Ethernet connections decreased, even as units increased, due to the shift in product mix from adapter cards to LAN on motherboard products. Net revenues also decreased for optical products and microcontrollers.

Despite the decline in net revenues for ICG, net operating results improved, with a loss of $277 million in the first half of 2002 compared to a loss of $388 million in the first half of 2001. This was primarily due to the impact of lower inventory writedowns in the first half of 2002 as compared to higher than normal writedowns in the first half of 2001 and lower operating expenses, partially offset by lower revenues across most product lines.

Wireless Communications and Computing Group. Net revenues decreased by $214 million, or 18%, in the first half of 2002 compared to the first half of 2001, primarily due to a significant decrease in average selling prices for flash memory products stemming from competitive pricing pressures. In addition, revenues also decreased due to lower unit volumes for flash memory products primarily due to a significant decline in demand from cellular phone original equipment manufacturers that occurred in the first half of 2001, followed by stabilization of demand at a lower level.

Net operating results improved by $11 million to a loss of $166 million in the first half of 2002 compared to a loss of $177 million in the first half of 2001, primarily due to a lower impact of costs associated with under-utilized factory capacity for flash memory products during the first half of 2002, partially offset by the impact of lower revenues for flash memory.

Operating Expenses, Other and Taxes. Research and development spending, excluding IPR&D, increased $92 million, or 5%, in the first half of 2002 compared to the first half of 2001. This increase was primarily due to higher spending on development of manufacturing process technologies, including the 90-nanometer process on 300-millimeter wafers. Marketing, general and administrative expenses decreased $194 million, or 8%, in the first half of 2002 compared to the first half of 2001, primarily due to the impact of lower headcount levels as well as lower discretionary spending. In addition, spending was lower in NBG, as we reduced spending for, or exited, certain businesses. Operating expenses were 32% of net revenues in the first half of 2002 and 33% of net revenues in the first half of 2001, excluding amortization of acquisition-related intangibles and costs and also excluding amortization of goodwill in 2001.

IPR&D was $14 million in the first half of 2002 compared to $198 million in the first half of 2001. The decrease in IPR&D was due to the decrease in the level of acquisition activity during 2002.

Amortization of acquisition-related intangibles and costs was $340 million in the first half of 2002, including impairment of acquisition-related intangibles of $112 million. Amortization of goodwill and acquisition-related intangibles and costs was $1.2 billion in the first half of 2001, including a write-off of goodwill and acquisition-related intangibles of $88 million related to prior acquisitions. Goodwill is no longer being amortized in 2002. For the first half of 2001, excluding the amortization of goodwill and taking into account the reclassification of workforce-in-place to goodwill, the amortization of acquisition-related intangibles and costs would have been approximately $363 million on a pre-tax basis, including the $88 million write-off of goodwill and acquisition-related intangibles.

Gains (losses) on equity securities and certain equity derivatives for the first half of 2002 were a net loss of $105 million compared to a net gain of $3 million on equity securities for the first half of 2001. The net loss for the first half of 2002 consisted of impairment charges on non-marketable equity securities of approximately $264 million, partially offset by net gains of approximately $120 million related to equity trading assets. The majority of these gains reflected the impact of designating formerly restricted equity investments as trading assets. The cumulative difference between their cost and fair market value was recorded as a gain in the first half of 2002. In the first half of 2001, recognized gains on equities of $390 million were entirely offset by impairment charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First Half of 2002 Compared to First Half of 2001 (continued)

The impairment charges were primarily related to marketable equity securities. Interest and other, net decreased to $91 million in the first half of 2002 compared to $390 million in the first half of 2001, primarily due to lower interest income as a result of lower average interest rates. Interest and other for the first half of 2001 also included a $45 million gain for the cumulative effect of adopting SFAS No. 133 on derivative instruments and hedging.

Our effective income tax rate was 28.8% for the first half of 2002, compared to 45.6% for the first half of 2001. The higher rate in the first half of 2001 reflected the amortization of goodwill, the majority of which was non-deductible, as well as higher non-deductible acquisition-related IPR&D charges. Excluding the impact of acquisition-related costs, our adjusted effective rate was 28.4% for the first half of 2002 and 25.7% for the first half of 2001. The adjusted rate for the first half of 2002 reflects the current expected income for 2002 and the expected distribution of income in various tax jurisdictions.

Financial Condition

Our financial condition remains strong. At June 29, 2002, cash, short-term investments and fixed income trading assets totaled $10.1 billion, down from $11.2 billion at December 29, 2001. At June 29, 2002 and December 29, 2001, total short-term and long-term debt was $1.5 billion and represented 4% of stockholders’ equity.

For the first half of 2002, cash provided by operating activities was $3.2 billion. Cash was provided by net income and non-cash related adjustments to net income, partially offset by cash used for changes in working capital balances, including increases in inventory and receivables and decreases in compensation accruals. Inventory increased from December 29, 2001 as we rebuilt our finished goods inventory from relatively low levels, particularly for the Pentium 4 processor. Accounts receivable also increased, primarily due to a higher proportion of sales occurring in the last month of the current quarter, but the days’ sales outstanding were unchanged from fiscal year-end. Our five largest customers accounted for approximately 42% of net revenues for the first half of 2002. This represents an increase from 38% at December 29, 2001 and reflects a change in the constituents of our top five customers as two of our previous top five customers have merged. Additionally, the five largest customers accounted for approximately 42% of net accounts receivable at June 29, 2002 (41% at December 29, 2001). Accrued compensation and benefits decreased as we paid year-end bonuses and made the annual cash contributions to our profit sharing plans.

The main non-operating source of cash during the first half of 2002 was $411 million for the proceeds from sales of shares through employee stock plans.

Major non-operating uses of cash during the first half of 2002 included capital spending of $2.5 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, $2.0 billion to repurchase 68.1 million shares of our common stock and $268 million for payment of dividend to stockholders. We also paid approximately $50 million in net cash for the acquisition of a development stage operation by ICG. See "Outlook" for a discussion of capital expenditure expectations in 2002.

At June 29, 2002, marketable strategic equity securities totaled $96 million, a decrease of $59 million compared to $155 million at December 29, 2001. Net unrealized appreciation was approximately $12 million on a pre-tax basis at June 29, 2002, compared to net unrealized appreciation of $46 million at December 29, 2001. At June 29, 2002, the carrying value of our strategic investments in non-marketable equity securities decreased to $1.1 billion, compared to $1.5 billion at December 29, 2001, primarily as a result of impairment charges on non-marketable investments and the reclassification of investments that became marketable during the first quarter of 2002 and were reclassified to trading assets and other long-term investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper programs during the first half of 2002 were approximately $230 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, the dividend program and potential future acquisitions or strategic investments.

Strategy

This Strategy section and the following Critical Accounting Estimates, Employee Stock Options and Outlook sections contain a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of the end of the second quarter of 2002.

Our goal is to be the preeminent building block supplier to the worldwide Internet economy. As we focus on our core competencies in silicon design and manufacturing, and digital computing and communications, we believe we are well positioned to drive the convergence of computing and communications. Our primary focus areas are the desktop, mobile and enterprise platforms within the Intel Architecture business, and the networking infrastructure and wireless handheld communications platforms.

We plan to cultivate new businesses as well as continue to work with the computing industry to expand Internet capabilities and product offerings, and develop compelling software applications that can take advantage of higher performance microprocessors and chipsets, thus driving demand toward our newer products in each computing market segment. Our microprocessor products compete with existing and future products in the various computing market segments, and we continue to see competitive product offerings featuring improved performance at lower prices in all segments, e.g. the desktop, mobile and server market segments. All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products that offer improved performance at lower prices. We regularly face competition from new entrants, as well as market participants who are even more established than we are, particularly in our communications and wireless business. We may continue to take various steps, including introducing new products and discontinuing older products, reducing prices and offering rebates and other incentives, at such times as we deem appropriate, in order to increase acceptance of our latest technology and to remain competitive within each relevant market segment.

Intel Architecture Business. The Intel Architecture business supports the desktop and mobile platforms with the IA-32 architecture. The IA-32 architecture includes both the Intel NetBurst and P6 microarchitectures. Our strategy for desktop and mobile platforms is to introduce ever-higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. We deliver Pentium 4 processors for the performance market segment, focused on both home and business applications. These processors are optimized to deliver higher performance across a broad range of business and consumer applications, especially the latest technologies in Web, interactive 3D, and streaming video and audio environments. The optimizations of these processors enhance the user’s experience in many applications, such as XML, e-Learning, Internet browsing and gaming. We also deliver the Intel Celeron processor for the value market segment. In line with our strategy, during the second quarter of 2002, we introduced three versions of the Pentium 4 processor at speeds of up to 2.53 GHz. We also substantially upgraded our Celeron processor line-up with the introduction of processors based on our Intel NetBurst microarchitecture at speeds of up to 1.8 GHz. We complemented these performance and value segment processors with three new chipsets

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Strategy (continued)

-- the Intel(Registered Trademark) 845G, Intel(Registered Trademark) 845E and Intel(Registered Trademark) 845GL -- featuring a new integrated graphics core (G/GL) along with built-in support for Hi-Speed Universal Serial Bus (USB) 2.0 ports. In addition, the Intel 845G and 845E chipsets also support a 533 MHz front side bus. For the mobile market segment, we broadened the mobile Pentium 4 processor family with the introduction of five new versions at speeds of up to 2.0 GHz for full-size and thin-and-light laptop computers. We also announced three Mobile Intel(Registered Trademark) Pentium(Registered Trademark) III Processor-M products and five mobile Celeron processors optimized for thin-and-light and ultra-portable notebook systems.

The Intel Architecture business also supports the enterprise platform with the Intel Xeon processor family for workstations and mid-range to high-end servers, and the Intel(Registered Trademark) Itanium(Registered Trademark) processor family for enterprise-class servers. Our strategy for the enterprise platform is to provide higher performance processors and the best price for performance for a full range of server and workstation market segments. In line with our strategy, we introduced the Intel Xeon processor at 2.4 GHz for two-way server and workstation platforms. Featuring 512 kilobytes (KB) of level-2 cache, based on the Intel NetBurst microarchitecture and built on 0.13-micron process technology, the Intel Xeon processor is the first dual-capable processor to be produced on 300mm wafers. We also began initial commercial shipments of the Intel Itanium 2 processor for the most data-intensive business-critical and technical computing applications, although this processor is not expected to contribute materially to revenues or gross margin this year.

Intel Communications Group. Within ICG, our strategy for the networking and communications platform is based on three focus areas that we believe are defining trends for the Internet: Ethernet connectivity products, optical products and network processing components. Our strategy for Ethernet connectivity is to expand our product portfolio within the LAN market segment and to address the emerging metropolitan area network (MAN) and networked storage market segments. Within the LAN market segment, we are investing in Gigabit Ethernet technologies, 10-Gigabit Ethernet technologies and wireless technologies based on the 802.11 industry standards. In the storage market segment, we are developing products that enable storage resources to be added to any location on an Ethernet network. Our strategy for the optical market segment is to deliver products based on industry standards, including Ethernet and data transport standards in the telecommunications industry (SONET/SDH). We are providing 10-Gigabit optical products at multiple levels of integration with decreased power consumption and increased signal transmission distance. In network processing, our strategy is to deliver products that are the basic building blocks for modular networking infrastructure. These products include advanced, programmable processors that are used to manage and direct data moving across the Internet and corporate networks.

Wireless Communications and Computing Group. Within WCCG, our strategy is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and handheld computing devices. Key to this strategy is the Intel(Registered Trademark) Personal Internet Client Architecture (Intel(Registered Trademark) PCA), an architecture framework that describes the communication and application subsystems for data-enabled cellular phones and portable handheld devices. The Intel PCA scalable platform is expected to speed up application development and allow faster time-to-market for our customers. Our current products for the handheld platform include Intel(Registered Trademark) flash memory, processors based on the Intel(Registered Trademark) StrongARM* architecture and Intel(Registered Trademark) XScale™ microarchitecture, and cellular baseband chipsets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: valuation of non-marketable equity securities, which impacts gains (losses) on equity securities when we record impairments; valuation of inventory, which impacts cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and identified intangibles. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that may not require us to make estimates and judgments that are as difficult or subjective, such as our policies for revenue recognition, including the deferral of revenues on sales to distributors.

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

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2002, we completed a goodwill impairment review for ICG and WCCG, the reporting units that have substantially all of our recorded goodwill, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Based on our review of the indicators, we have determined that an additional impairment review is not currently required. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of future market growth rates, market share, revenues and costs for these groups as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The estimates we used assume that we gain market segment share in the future and that the communications businesses would experience a gradual recovery and a return to growth from the current trends. If we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, or if we fail to achieve our assumed revenue growth rates or assumed gross margin, we may incur charges for impairment of goodwill in the future.

Our ability to recover our investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers and private sales. All of these factors are difficult to predict, particularly in the current economic environment. In addition, under our accounting policy, we are required to review all of our investments for impairment. For non-marketable equity securities, this requires significant judgment, including assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant contractual equity preferences, as well as the investees’ historical results of operations, and projected results and cash flows. If the actual outcomes for the investees are significantly different from our projections, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods. At June 29, 2002, our strategic investments in non-marketable equity securities totaled $1.1 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program consists of two plans: one under which officers, key employees and non-employee directors may be granted options to purchase shares of our stock, and a broad-based plan under which options may be granted to all employees other than officers and directors. Substantially all of our employees participate in one of the plans. We have a goal to keep the dilution related to our option program to an average of less than 2% annually. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market*. See the "Report Of The Compensation Committee On Executive Compensation" appearing in the company's proxy statement dated April 10, 2002 for further information concerning the policies and procedures of the company and the Compensation Committee regarding the use of stock options.

As of the end of June 2002, the total outstanding options held by the five most highly compensated executive officers amounted to 2.3% of the approximately 750 million outstanding options held by all employees. Options granted to employees from 1998 through the first half of 2002 are summarized as follows:

(Shares in millions)	1998	1999	2000	2001	2002 YTD

Total options granted during the period	96	107	167	247	38

Less options forfeited	(35)	(25)	(32)	(49)	(18)

Net options granted	61	82	135	198	20

Net grants during the period as % of
outstanding shares	0.9%	1.2%	2.0%	3.0%	0.3%

Grants to top 5 officers during the period as
% of total options granted	3.4%	0.7%	0.4%	0.7%	5.6%

During the first half of 2002, we granted options to purchase approximately 38 million shares of our stock to our employees, which was a net grant of options for 20 million shares after deducting 18 million shares for options forfeited. The net options granted after forfeitures represented 0.3% of our total outstanding shares of approximately 6,690 million as of the beginning of 2002. For additional information about our employee stock option plan activity for the years 1999 through 2001, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting, please refer to pages 30 and 31 of our 2001 Annual Report to Stockholders.

For the first half of 2002, options granted to the five most highly compensated executive officers amounted to 5.6% of the grants made to all employees. Based on our current plans, the grants to the top five executive officers are expected to be 3.7% of the estimated total option grants of 58 million shares for the full year 2002. This estimate could differ from the actual percentage for 2002 depending on grants of options during the second half of the year for planned hiring, acquisition, merit, and retention-based programs.

Options granted to the top five officers as a percentage of the total options granted to all employees vary from year to year. In 2002 and in 1998 they were a higher percentage of the total grants than in the other years shown as they included additional grants to key officers in recognition of their future potential in leading the corporation. These additional grants are not made every year. In addition, the number of newly hired employees is lower in 2002 as a result of our cost containment efforts and thus the level of option grants to newly hired employees is lower. For additional information about the compensation of our executive officers and stock option grants to our top five executive officers, please refer to our proxy statement dated April 10, 2002.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook

As global economic conditions are uncertain and we have not seen an economic recovery in our business, it continues to be difficult to predict product demand. However, we expect to see continued, moderate seasonal trends into the second half of 2002. For the third quarter of 2002, we expect revenues to be between $6.3 billion and $6.9 billion, compared to second quarter revenues of $6.3 billion. Revenues at the mid-point of this range would be at the low-end of historical patterns. Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture operating segment. Revenues are partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets, motherboards, purchased components, and other semiconductor and non-semiconductor products, all of which are difficult to forecast. Because of the wide price differences among performance desktop, value desktop, mobile and server microprocessors, the mix of types of microprocessors sold affects the average price that we will realize and has a large impact on our revenues and gross margin. Microprocessor revenues are also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenues are also subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the third quarter of 2002 to be approximately 51%, plus or minus a couple of points. This represents an increase from the second-quarter gross margin percentage of 47%, which would have been 49% without the charge related to winding down the Web hosting business. For the full year of 2002, our gross margin percentage is expected to be 51%, plus or minus a few points, and includes the charges for the Intergraph agreement in the first quarter (see "Contingencies" in the Notes to Consolidated Condensed Financial Statements) and the winding down of the Web hosting business in the second quarter. This is below our previous expectation of 53%, primarily due to lower revenue levels in the second quarter and the charge to wind down the Web hosting business. Our gross margin varies, depending on unit volumes, the mix of types and speeds of processors sold, as well as the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at factories, timing and execution of the manufacturing ramp including the transition to 0.13-micron process technology, excess of manufacturing capacity, the reusability of factory equipment, insufficient or excess inventory, inventory obsolescence and variations in inventory valuation.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our strategy and the acceptance of our products in specific market segments. However, during the second quarter we lowered our estimate of capital spending, to between $5.0 and $5.2 billion, from our previous expectation of $5.5 billion. The reductions are expected to come primarily from non-chip, fabrication-related capital spending with no change to our current and future microprocessor capacity plans. If, however, the demand for our products does not continue to grow and move rapidly toward higher performance products in the various market segments, revenues and gross margin could be adversely affected and manufacturing capacity could be under-utilized, and the rate of capital spending could be reduced in the future. Revenues and gross margin may also be affected if we do not add capacity fast enough to meet market demand. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. Depreciation is expected to be approximately $1.2 billion for the third quarter of 2002 and $4.7 billion for the full year 2002.

Spending on research and development, excluding IPR&D, plus marketing, general and administrative expenses in the third quarter of 2002 is expected to be approximately $2.1 billion, flat compared to second quarter expenses. Expenses, particularly certain marketing- and compensation-related expenses, may vary from this expectation, depending in part on the level of revenues and profits.

Research and development spending, excluding IPR&D, is expected to be approximately $4.0 billion in 2002, lower than the previous expectation of $4.1 billion, primarily due to the impact of company-wide cost containment programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

In July 2002, we announced that we expect to reduce our workforce by approximately 4,000 employees over the remainder of 2002, primarily through attrition, voluntary separation programs and some targeted business disinvestments. The planned reduction excludes any headcount additions from acquisitions in 2002.

We completed the adoption of the SFAS Nos. 141 and 142 on accounting for business combinations and goodwill as of the beginning of 2002. Accordingly, we no longer amortize goodwill from acquisitions, but we continue to amortize acquisition-related intangibles and costs. Consequently, we expect amortization of acquisition-related intangibles and costs to be approximately $100 million in the third quarter and $530 million for the full year 2002.

Gains (losses) from equity securities and interest and other for the third quarter of 2002 are expected to be a net loss of $25 million due to the expectation of a net loss on equity securities and associated equity derivatives of approximately $75 million, primarily as a result of impairment charges offset by expected interest income. Gains or losses from equity securities and interest and other will vary depending on equity market levels and volatility; gains or losses realized on the sale or exchange of investments; determination of impairment charges, including potential impairment of non-marketable investments; interest rates; cash balances; mark-to-market of derivative instruments; and assuming no unanticipated items.

We currently expect our tax rate for 2002 to be approximately 28`4%, excluding the impact of costs from prior and any future acquisitions. This estimate is based on current tax law, the current expected income, and the expected distribution of income among various tax jurisdictions, and is subject to change.

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

We operate globally, with sales offices, research and development, and manufacturing, assembly and test in many countries, and so we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations, tariff, import and other related restrictions and regulations. In addition, there is a potential for disruption in commercial activities related to terrorist activity or armed conflict in the United States, Israel and other locations, as well as civil or military unrest or political instability in a locale. Such activities and conflicts could disrupt logistics, security arrangements and communications infrastructure, and could reduce end-user purchases relative to expectations. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

Our future results of operations and the other forward-looking statements contained in this Outlook section, and in our Strategy, Critical Accounting Estimates and Employee Stock Options sections involve a number of risks and uncertainties--in particular the statements regarding our goals and strategies, expectations regarding new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, expectations regarding option grants for 2002, future economic conditions and recovery in the communications businesses, revenues, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, and thus our revenues and our gross margin, could be affected by business and economic conditions and trends in the computing and communications industries in various geographic regions, by changes in customer order patterns and the development and timing of introduction of compelling software applications. We could also be affected by competitive factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments, and pricing pressures. Our future revenues are also dependent on continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments and our ability to sustain and grow networking, communications, wireless and other businesses, and to successfully integrate and operate any acquired businesses. Our gross margin could also be affected by our execution of the manufacturing ramp, including the transition to 0.13-micron manufacturing process technology, the impact of any excess manufacturing capacity, and excess or obsolete inventory and variations in inventory valuation, as well as unanticipated costs or other adverse effects associated with processors and other products containing errata (deviations from published specifications). Our results could also be affected by litigation involving intellectual property, stockholder, consumer and other issues.

We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Status of Business Outlook and Scheduled Business Update

We expect that our corporate representatives will meet privately during the quarter with investors, investment analysts, the media and others, and may reiterate the Business Outlook published in this Form 10-Q. At the same time, we will keep this Form 10-Q and Outlook publicly available on our Web site (www.intc.com). Prior to the Business Update and related Quiet Periods (described below), the public can continue to rely on the Outlook published on the Web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise.

We intend to publish a Mid-Quarter Business Update on September 5, 2002. From the close of business on August 30, 2002 until publication of the Update, we will observe a "Quiet Period" during which the Outlook and our filings with the SEC on Forms 10-K and 10-Q should be considered historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment on the Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Business Update and our SEC filings will begin at the close of business on September 13, 2002 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for October 15, 2002.

Intel, the Intel Logo, Celeron, Intel NetBurst, Intel Xeon, Intel XScale, Itanium, Pentium and Pentium III Xeon are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. StrongARM is licensed to Intel by ARM, Ltd.

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

We have a portfolio of equity investments that includes marketable securities classified as either marketable strategic equity securities or trading assets as well as derivative equity instruments such as warrants and options. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that are no longer considered strategic, management will evaluate market and economic factors in its decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in two sectors: communications, including networking and storage companies, and computing. As of June 29, 2002, five equity positions constituted approximately 90% of the total market value of our $283 million portfolio. One position constituted over 50% of the portfolio, however, the exposure on this position is substantially hedged.

We analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change in market prices, and after reflecting the impact of hedges and offsetting positions, our portfolio would decrease in value by approximately $60 million, based on the value of the portfolio at June 29, 2002. The portfolio’s concentrations in specific companies or sectors may vary over time and may be different from the compositions of the indices analyzed, and these factors may affect the portfolio’s price volatility. This estimate is not necessarily indicative of future performance, and actual results may differ materially.

An adverse movement of equity market prices would also have an impact on our strategic investments in non-marketable equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At June 29, 2002, our strategic investments in non-marketable equity securities, including equity derivatives, had a carrying amount of $1.1 billion.

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

Intergraph Corporation v. Intel
U.S. District Court, Northern District of Alabama, Northeastern Division
U.S. District Court, Eastern District of Texas

In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights and that Intel infringed five Intergraph microprocessor-related patents. This suit included alleged violations of antitrust laws and various state law claims.

In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that the Intel(Registered Trademark) Itanium(Registered Trademark) processor infringes two Intergraph microprocessor-related patents, and seeking an injunction and unspecified damages.

In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. Pursuant to the settlement agreement, Intel made a cash payment of $300 million to Intergraph and in return received a license under all Intergraph patents and patent applications filed before April 4, 2012, excluding the patents at issue in the Texas case. Intel will also obtain ownership of fifteen Intergraph patents and has obtained a general release covering all matters in controversy in the Alabama case. The trial in the Texas case was held in July 2002 and closing arguments are scheduled to be held in August 2002. Intel and Intergraph have agreed on liquidated damages depending upon the outcome of the case, including appeal. The liquidated damages range from zero if Intel prevails and up to $250 million if Intergraph prevails at the district court level and on appeal.

Edward Harris, et al v. Intel Corporation, et al
U.S. District Court, Northern California

In May 2000, various plaintiffs filed a class action lawsuit in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and SEC Rule 14d-10 in connection with Intel's acquisition of DSP Communications, Inc. The complaint alleged that Intel and CWC (Intel's wholly owned subsidiary at the time) agreed to pay certain DSP insiders additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders' endorsement of Intel's tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs sought unspecified damages for the class, and unspecified costs and expenses. On July 8, 2002, the District Court granted Intel's motion for summary judgment in its entirety and dismissed the case.

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

 Item 1.          Legal Proceedings (continued)

In re Intel Corporation Securities Litigation (Consolidated) U.S. Dist. Ct., Northern Cal.
Dr. Jayant S. Patel, et al. v. Gordon Moore, et al., Calif. Superior Ct., Santa Clara County
Howard Lasker, et al. v. Gordon Moore, et al., Del. Chancery Ct., New Castle County

In September, October and November 2001, various plaintiffs filed lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five class-action complaints allege that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In addition, stockholder derivative complaints have been filed in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they have mismanaged the company and otherwise breached their fiduciary obligations to the company. The five federal class-action complaints were consolidated, and in April 2002, the plaintiffs filed a consolidated, amended complaint in the U.S. District Court for the Northern District of California. In May 2002, the California Superior Court denied Intel's motion to stay and granted Intel's motion to dismiss the stockholder derivative complaint, but granted plaintiffs leave to replead within 90 days. All complaints seek unspecified damages. The company disputes all plaintiffs’ claims in all actions and intends to defend the lawsuits vigorously.

 Deanna Neubauer et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.
Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois against Intel, Hewlett-Packard Co., HPDirect, Inc. and Gateway Inc., alleging that defendants' advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and competitors' processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages and attorney's fees and costs. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

We are currently a party to various legal proceedings, including those noted above. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 2.          Changes in Securities

On May 17, 2002, the company issued 10,902 shares of common stock in settlement of a claim related to stock ownership made by a stockholder. The shares were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. The transaction was made without general solicitation or advertising and the company believes that the transferee was an accredited investor, was acquiring the shares for their own account and does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

Item 4.          Submission of Matters to a Vote of Security Holders

At Intel Corporation’s Annual Stockholders’ Meeting on May 22, 2002, the following proposals were adopted by the margins indicated.

Number of Shares
	Voted For	Withheld
1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

C. Barrett	5,736,340,911	44,031,246
J. Browne	5,734,596,559	45,775,598
W. Chen	5,734,995,666	45,376,491
A. Grove	5,737,550,312	42,821,845
J. Guzy	5,734,076,497	46,295,660
R. Hunt	5,733,683,863	46,688,294
P. Otellini	5,736,683,871	43,688,286
D. Pottruck	5,736,166,349	44,205,808
J. Shaw	5,736,385,066	43,987,091
D. Yoffie	5,735,063,034	45,309,123
C. Young	5,731,146,951	49,225,206

	Number of Shares
	Voted For	Voted Against	Abstain
2. To ratify the appointment of Ernst & Young LLP as the company’s independent auditors for 2002.	5,616,620,844	132,790,171	30,961,142

Item 5.           Other Information

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the company is responsible for listing the non-audit services approved in the Second Quarter by the company's Audit Committee to be performed by Ernst & Young, the company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. The non-audit services approved by the Audit Committee in the Second Quarter are each considered by the company to be audit-related services which are closely related to the financial audit process. Each of the services has been approved in accord with a pre-approval from the Committee's Chairman pursuant to delegated authority by the Committee.

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of Ernst & Young for the following non-audit services: (1) audit of certain royalty payments due to the Company; and (2) tax matter consultations concerning property taxes.

Item 6.          Exhibits and Reports on Form 8-K

(a)	Exhibits

	12.1	Statement setting forth the computation of ratios of earnings to fixed charges.

	24.1	Power of Attorney authorizing Paul S. Otellini, on behalf of Craig R. Barrett, to sign certification in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	On April 17, 2002, Intel filed a report on Form 8-K relating to its financial information for the quarter ended March 30, 2002 and forward-looking statements relating to 2002 and the second quarter of 2002, as presented in a press release of April 16, 2002. Intel, on the same Form 8-K, also disclosed a settlement of the patent infringement suit between Intel Corporation and Intergraph Corporation pending in U.S. District Court in Birmingham, Alabama, as presented in a press release of April 15, 2002.

2.	On June 6, 2002, Intel filed a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2002 and the second quarter of 2002, as presented in a press release of June 6, 2002.

3.	On June 19, 2002, Intel filed a report on Form 8-K relating to an announcement regarding plans to wind down the Intel Online Services Web hosting business and a related charge expected in the second quarter of 2002, as presented in a press release of June 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTEL CORPORATION
(Registrant)

Date: August 7, 2002	By:	/s/ Andy D. Bryant

Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Intel Corporation ("Intel"), that, to his knowledge, the Quarterly Report of Intel on Form 10-Q for the period ended June 29, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Intel.
Date: August 7, 2002	By:	/s/ Craig R. Barrett by Paul S. Otellini*

Craig R. Barrett
Chief Executive Officer

Date: August 7, 2002	By:	/s/ Andy D. Bryant

Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

* By Paul S. Otellini, President and Chief Operating Officer, with power of attorney for
Craig R. Barrett (attached as Exhibit 24.1)