Form 10-Q
period 2002-09-28
INTEL CORP
filed 2002-11-06
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 28, 2002.

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

  Shares outstanding of the Registrant's common stock:

Class	Outstanding at September 28, 2002
Common stock, $0.001 par value	6,625 million

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Intel Corporation
Consolidated Condensed Statements of Income (unaudited)
	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(in millions, except per share amounts)	2002	2001	2002	2001

Net revenues	$6,504	$6,545	$19,604	$19,556
Costs and expenses:
Cost of sales	3,331	3,553	9,982	10,085
Research and development	1,006	930	3,012	2,844
Marketing, general and administrative	1,095	1,064	3,230	3,393
Amortization of goodwill	--	447	--	1,305
Amortization and impairment of acquisition- related intangibles and costs	102	162	442	483
Purchased in-process research and development	6	--	20	198

Operating costs and expenses	5,540	6,156	16,686	18,308

Operating income	964	389	2,918	1,248
Losses on equity securities, net	(96)	(182)	(201)	(179)
Interest and other, net	49	(70)	140	320

Income before taxes	917	137	2,857	1,389

Provision for taxes	231	31	789	602

Net income	$686	$106	$2,068	$787

Basic earnings per common share	$0.10	$0.02	$0.31	$0.12

Diluted earnings per common share	$0.10	$0.02	$0.30	$0.11

Cash dividends declared per common share	$0.04	$0.04	$0.08	$0.08

Weighted average common shares outstanding	6,646	6,718	6,669	6,721

Weighted average common shares outstanding, assuming dilution	6,712	6,876	6,792	6,888

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation
Consolidated Condensed Balance Sheets
Sept. 28,	Dec. 29,
2002	2001

(in millions)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,678	$7,970
Short-term investments	2,937	2,356
Trading assets	1,627	1,224
Accounts receivable, net	3,089	2,607
Inventories:
Raw materials	286	237
Work in process	1,520	1,316
Finished goods	675	700

	2,481	2,253

Deferred tax assets	885	958
Other current assets	348	265

Total current assets	18,045	17,633

Property, plant and equipment	36,161	34,356
Less accumulated depreciation	18,191	16,235

Property, plant and equipment, net	17,970	18,121
Marketable strategic equity securities	56	155
Other long-term investments	1,182	1,319
Goodwill	4,334	4,330
Other assets	2,049	2,837

TOTAL ASSETS	$43,636	$44,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$317	$409
Accounts payable	1,621	1,769
Accrued compensation and benefits	1,033	1,179
Accrued advertising	594	560
Deferred income on shipments to distributors	512	418
Other accrued liabilities	1,244	1,247
Income taxes payable	960	988

Total current liabilities	6,281	6,570

Long-term debt	1,000	1,050
Deferred tax liabilities	1,048	945
Stockholders' equity:
Preferred stock	--	--
Common stock and capital in excess of par value	8,249	8,833
Acquisition-related unearned stock compensation	(87)	(178)
Accumulated other comprehensive income	22	25
Retained earnings	27,123	27,150

Total stockholders' equity	35,307	35,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,636	$44,395

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)
	Nine Months Ended

	Sept. 28,	Sept. 29,
(in millions)	2002	2001

Cash flows provided by (used for) operating activities:
Net income	$2,068	$787
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation	3,432	3,038
Amortization of goodwill	--	1,305
Amortization and impairment of intangibles and other acquisition-related costs	526	543
Purchased in-process research and development	20	198
Losses on equity securities, net	201	179
Impairment on investment in Convera	--	166
Net loss on retirements and impairments of property, plant and equipment	220	81
Deferred taxes	224	(253)
Tax benefit from employee stock plans	263	241
Changes in assets and liabilities:
Trading assets	(335)	851
Accounts receivable	(482)	1,124
Inventories	(228)	(68)
Accounts payable	(148)	(650)
Accrued compensation and benefits	(147)	(803)
Income taxes payable	(46)	(531)
Other assets and liabilities	40	(714)

Total adjustments	3,540	4,707

Net cash provided by operating activities	5,608	5,494

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,500)	(6,173)
Acquisitions, net of cash acquired	(57)	(879)
Purchases of available-for-sale investments	(4,619)	(5,923)
Maturities and sales of available-for-sale investments	4,383	12,389
Other investing activities	(165)	(450)

Net cash used for investing activities	(3,958)	(1,036)

Cash flows provided by (used for) financing activities:
Decrease in short-term debt, net	(180)	(80)
Additions to long-term debt	35	266
Repayment of long-term debt	(3)	--
Proceeds from sales of shares through employee stock plans and other	615	653
Repurchase and retirement of common stock	(3,008)	(3,005)
Payment of dividends to stockholders	(401)	(404)

Net cash used for financing activities	(2,942)	(2,570)

Net increase (decrease) in cash and cash equivalents	$(1,292)	$1,888

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55	$39
Income taxes	$301	$1,112

See Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited

Basis of Presentation

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 29, 2001, except as noted in "Accounting Change." The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company's Annual Report on Form 10-K for the year ended December 29, 2001. Amounts for prior periods have been reclassified to conform to the current presentation.

Accounting Change

Effective the beginning of the first quarter of 2002, the company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All identifiable intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the company completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

Upon adoption of the new Business Combination rules, workforce-in-place no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $39 million, along with associated deferred tax liabilities of $19 million, has been reclassified to goodwill as of the beginning of 2002. See "Goodwill."

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Reported net income	$686	$106	$2,068	$787
Goodwill and workforce amortization (net of tax)	--	398	--	1,165

Adjusted net income	$686	$504	$2,068	$1,952

Reported basic earnings per share	$0.10	$0.02	$0.31	$0.12
Goodwill and workforce amortization (net of tax)	--	0.06	--	0.17

Adjusted basic earnings per share	$0.10	$0.08	$0.31	$0.29

Reported diluted earnings per share	$0.10	$0.02	$0.30	$0.11
Goodwill and workforce amortization (net of tax)	--	0.05	--	0.17

Adjusted diluted earnings per share	$0.10	$0.07	$0.30	$0.28

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The company will apply SFAS No. 146 to activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the company's consolidated statements of income or financial position.

Earnings per Share

A reconciliation of the shares used in the computation of the company's basic and diluted earnings per common share is as follows (in millions):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Weighted average common shares outstanding	6,646	6,718	6,669	6,721
Dilutive effect of employee stock options	66	158	123	167

Weighted average common shares outstanding, assuming dilution	6,712	6,876	6,792	6,888

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the third quarter of 2002, stock options representing approximately 535 million shares of the company's stock were antidilutive and were excluded from the calculation of diluted earnings per share as their exercise price was higher than the average price of the company's stock during the quarter (223 million shares excluded in the third quarter of 2001). For the nine months ended September 28, 2002, stock options representing approximately 312 million shares were excluded (207 million for the nine months ended September 29, 2001). These options could be dilutive in the future.

Stock Repurchase Program

During the first nine months of 2002, the company repurchased 124.7 million shares of common stock under the company's authorized repurchase program at a cost of $3.0 billion. As of September 28, 2002, a total of 169 million shares remained available for repurchase under the program.

Trading Assets

The company elects to classify as trading assets a portion of its marketable debt securities. For these debt securities, gains or losses from changes in fair value due to interest rate and currency market fluctuations are offset by losses or gains on related derivatives. A portion of the company's marketable equity securities have been classified as trading assets as the company no longer deems the investment to be strategic in nature and has the ability and intent to mitigate equity market risk through the use of derivative instruments. Also included in trading assets is a marketable equity portfolio held to generate returns that offset changes in liabilities related to employee deferred compensation arrangements.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Trading Assets (continued)

Trading assets at fair value at the end of each period were as follows (in millions):

	Sept. 28,	Dec. 29,
	2002	2001

Debt instruments	$1,313	$836
Equity securities	89	74
Equity securities offsetting deferred compensation obligations	225	314

Total	$1,627	$1,224

Losses on Equity Securities, Net

For the third quarter of 2002, net losses on investments in equity securities included impairments of equity securities of approximately $83 million ($185 million for the third quarter of 2001). For the first nine months of 2002, net losses on investments in equity securities included impairments on equity securities of approximately $347 million ($833 million for the first nine months of 2001).

Interest and Other, Net

Interest and other, net included (in millions):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Interest income	$69	$126	$229	$520
Interest expense	(18)	(16)	(67)	(41)
Impairment on investment in Convera	--	(166)	--	(166)
Other, net	(2)	(14)	(22)	7

Total	$49	$(70)	$140	$320

Acquisition of Development-Stage Operations

During the first nine months of 2002, the company acquired three development-stage operations in exchange for total consideration of approximately $57 million. Approximately $35 million of the consideration was allocated to acquisition-related developed technology, $20 million was allocated to purchased in-process research and development and the remaining amount represented the value of net tangible assets. There was no allocation of purchase consideration to goodwill. The operating results of each of these acquisitions since the date of acquisition has been included in the operating results of the acquiring business unit within either the Intel Communications Group (ICG) operating segment or the "all other" category for segment reporting purposes.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Goodwill

During the first nine months of 2002, no goodwill was acquired, impaired or written off. Goodwill by operating segment was adjusted as follows (in millions):

	Intel Communications Group	Wireless Communications and Computing Group	Intel Architecture Business	All Other	Total

December 29, 2001	$3,653	$603	$68	$6	$4,330
Workforce-in-place reclassified, net of deferred tax	12	8	--	--	20
Other adjustments	(16)	--	--	--	(16)

September 28, 2002	$3,649	$611	$68	$6	$4,334

Identified Intangible Assets

During the first nine months of 2002, the company acquired developed technology valued at $35 million, with an amortization period of 2 years. Intellectual property assets acquired in the first nine months of 2002 amounted to $147 million, with a weighted average amortization period of 5 years. Of this amount, $145 million represents the value of the license acquired as a result of the settlement agreement with Intergraph Corporation related to the lawsuit in Alabama (see "Contingencies"). The value of the Intergraph license and the amount of the charge to cost of sales in the first quarter of 2002 related to the Alabama lawsuit were determined based on the historical and expected future revenue from sales of the relevant microprocessors.

Identified intangible assets as of September 28, 2002 consisted of the following (in millions):

	Gross Assets	Accumulated Amortization	Net

Acquisition-related developed technology	$1,125	$(658)	$467
Other acquisition-related intangibles	74	(48)	26
Intellectual property assets	580	(300)	280

Total identified intangible assets	$1,779	$(1,006)	$773

Identified intangible assets as of December 29, 2001 consisted of the following (in millions):

	Gross Assets	Accumulated Amortization	Net

Acquisition-related developed technology	$1,127	$(421)	$706
Other acquisition-related intangibles	293	(202)	91
Intellectual property assets	498	(281)	217

Total identified intangible assets	$1,918	$(904)	$1,014

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Identified Intangible Assets (continued)

Other acquisition-related intangibles include items such as trademarks and customer lists. Intellectual property assets primarily represent acquired technology licenses. Identified intangible assets are classified within other assets on the balance sheet. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

All of the company's identified intangible assets are subject to amortization. Amortization of acquisition-related intangibles and costs included the following (in millions):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Amortization of acquisition-related intangibles	$58	$89	$188	$257
Impairment of acquisition-related intangibles	--	--	112	26
Amortization of acquisition-related unearned stock compensation	20	49	74	139
Other acquisition-related costs	24	24	68	61

Total	$102	$162	$442	$483

Acquisition-related intangible impairments in the first nine months of 2002 represented write-offs of developed technology and other acquisition-related intangibles, primarily related to the previous acquisition of Xircom, Inc. The amount of the impairment was determined using a fair-value approach based on discounted future cash flows. Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation to employees related to previous acquisitions. The compensation is being recognized over the period earned. All amortization of acquisition-related intangibles and costs, including impairments, is included in "all other" for segment reporting purposes.

Amortization of intellectual property assets was $30 million for the third quarter of 2002 ($84 million for the first nine months of 2002) and $23 million for the third quarter of 2001 ($60 million for the first nine months of 2001). The amortization of an intellectual property asset is generally included in either cost of sales or research and development.

Based on identified intangible assets recorded at September 28, 2002 and impairment charges recorded in the first nine months of 2002, and assuming no subsequent impairment of the underlying assets, the annual amortization expense, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows (in millions):

	2002	2003	2004	2005	2006

Acquisition-related intangibles	$357	$206	$129	$83	$18
Intellectual property assets	$115	$89	$64	$51	$38

Acquisition-Related Unearned Stock Compensation

Acquisition-related unearned stock compensation includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of selected employee stockholders, and/or the completion of specified milestones. The unearned stock-based compensation also includes the intrinsic value of stock options assumed in acquisitions that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs. A total of $20 million of expense was recognized in the third quarter of 2002 ($74 million in the first nine months of 2002) related to acquisitions made in prior periods.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Impairment of Long-Lived Assets

In June 2002, the company announced its intention to wind down its Intel(Registered Trademark) Online Services Web hosting business over four quarters beginning in the second quarter of 2002, due to market trends and financial forecasts for the hosting services industry. As a result, the company recognized a related $106 million pre-tax charge in cost of sales in the Consolidated Condensed Statement of Income in the second quarter of 2002. Approximately $90 million of that charge related to the impairment of the Web hosting businesses assets, including leasehold improvements and server equipment. The amount of the impairment was determined based on discounted future cash flows and comparable market prices. The remaining $16 million represented the accrual of lease and other exit-related costs. The total charge was reflected in the "all other" category for segment reporting purposes.

Long Term Debt

During the second quarter of 2002, $54 million of the company's zero-coupon senior exchangeable notes (Intel notes) were exchanged by the holders. In accordance with the terms of the Intel notes, the company delivered a portion of its investment in Samsung Electronic Co., Ltd. convertible notes with a face value of approximately $27 million to the holders who delivered Intel notes for exchange. The remaining Intel note holders may exercise their exchange option on the Intel notes any time prior to January 12, 2004. The Intel notes are redeemable by Intel, provided specified market price criteria are met through February 1, 2004.

During the third quarter of 2002, the company's Series A bonds issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financial Authority with a carrying value of $82 million were reclassified as short-term debt. The bonds are adjustable and redeemable at the option of either the company or the bondholder every five years through 2013. They are next adjustable and redeemable in September 2003 and accordingly have been reclassified as a current liability. In addition, the Series B bonds with a carrying value of $35 million are adjustable and redeemable in December 2003.

Comprehensive Income

The components of other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Net income	$686	$106	$2,068	$787
Change in net unrealized gain on available-for-sale investments	(4)	(37)	(28)	(265)
Change in net unrealized gain (loss) on derivatives	8	3	25	3

Other comprehensive income	$690	$72	$2,065	$525

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

	Sept. 28,	Dec. 29,
	2002	2001

Accumulated net unrealized gain on available-for-sale investments	$4	$32
Accumulated net unrealized gain (loss) on derivatives	18	(7)

Total accumulated other comprehensive income	$22	$25

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

In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. Pursuant to the settlement agreement, Intel made a cash payment of $300 million to Intergraph and in return received a license under all Intergraph patents and patent applications filed before April 4, 2012, excluding the patents at issue in the Texas case. Intel will also obtain ownership of fifteen Intergraph patents and has obtained a general release covering all matters in controversy in the Alabama case. Intel recorded $155 million of the $300 million payment as a charge to cost of sales in the first quarter of 2002. The remaining $145 million represents the value of the license received and has been capitalized as an intangible asset (see "Identified Intangible Assets").

In October 2002, the Texas court ruled that Intel infringed both patents at issue in that case, and the Texas court has declined to reconsider its decision. Pursuant to the settlement agreement, Intel will pay Intergraph $150 million on or before November 29, 2002. Intel plans to appeal the trial court's decision, and if Intel prevails on appeal, no further payments will be due to Intergraph under the settlement agreement. However, if Intergraph prevails on either patent, the settlement agreement provides that Intel must pay Intergraph an additional $100 million and will receive a license for the patents at issue in the case. The $150 million payment to Intergraph and the additional $100 million payment, if required, will be capitalized as an intangible asset and amortized over the useful life of the technology underlying the patents at issue in the case.

In May 2000, various plaintiffs filed a class action lawsuit in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and SEC Rule 14d-10 in connection with Intel's acquisition of DSP Communications, Inc. The complaint alleged that Intel and CWC (Intel's wholly owned subsidiary at the time) agreed to pay certain DSP insiders additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders' endorsement of Intel's tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs seek unspecified damages for the class, and unspecified costs and expenses. In July 2002, the District Court granted Intel's motion for summary judgment, but in October 2002, the District Court vacated the summary judgment and limited discovery is now proceeding. The company disputes the plaintiff's claims and intends to defend the lawsuit vigorously.

In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the United States District Court for the Western District of Texas, alleging that the Intel(Registered Trademark) Pentium(Registered Trademark) 4 processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA's C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel's Pentium(Registered Trademark) II, Pentium(Registered Trademark) III, Celeron(Registered Trademark) and Pentium 4 processors infringe another patent. In August 2002, Intel added an additional claim that VIA's C3 microprocessors infringe an additional Intel patent, and VIA added an additional claim that Intel's Pentium III and Pentium 4 processors infringe another VIA patent. Trial is set for the second quarter of 2003. Both parties seek injunctive relief and damages in an unspecified amount. The company disputes the plaintiff's claims and intends to defend the lawsuit vigorously.

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Contingencies (continued)

In September, October and November 2001, various plaintiffs filed five class-action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The amended complaint alleges that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company's business and financial condition. On October 22, 2002, the U.S. District Court granted Intel's motion to dismiss the amended complaint and gave the plaintiffs thirty days to file a second amended complaint. In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company's directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. In May 2002, the California Superior Court sustained Intel's demurrer to the California complaint and granted plaintiffs leave to file an amended complaint. The Company's demurrer to the amended complaint is pending before the Court. All complaints seek unspecified damages. The company disputes all plaintiffs' claims in all actions and intends to defend the lawsuits vigorously.

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois against Intel, Hewlett-Packard Co., HPDirect, Inc. and Gateway Inc., alleging that defendants' advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor's processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages and attorney's fees and costs. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

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

Operating Segment Information

Intel reports three product line operating segments: the Intel Architecture business, ICG, and the Wireless Communications and Computing Group (WCCG). Beginning in 2002, the company's executive office consists of the Chief Executive Officer (CEO), Craig R. Barrett, and the Chief Operating Officer (COO), Paul S. Otellini. The CEO and COO have joint responsibility as the Chief Operating Decision Maker as defined by SFAS No. 131.

The Intel Architecture operating segment's products include microprocessors, chipsets and motherboards. ICG's products include Ethernet connectivity products, network processing components, embedded control chips and optical products. WCCG's products include flash memory, application processors and cellular baseband chipsets for cellular handsets and handheld devices.

The "all other" category includes acquisition-related costs, including amortization of acquisition-related intangibles and in-process research and development. Acquisition-related costs also include charges for impairment of goodwill and acquisition-related intangibles, including a $112 million impairment of identified intangibles recorded in the second quarter of 2002, primarily related to the previous acquisition of Xircom. "All other" includes the results of operations of seed businesses that support the company's initiatives and the results of the Web hosting business, including the charge of $106 million recorded in the second quarter of 2002 related to winding down this business. "All other" also includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses that are not allocated to the operating segments. For 2001, "all other" also included goodwill amortization; however, goodwill is no longer amortized beginning in 2002 (see "Accounting Change").

Item 1. Financial Statements (continued)

Intel Corporation, Notes to Consolidated Condensed Financial Statements -- unaudited (continued)

Operating Segment Information (continued)

Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Intel Architecture Business:
Revenues	$5,407	$5,393	$16,388	$15,653
Operating profit	$1,405	$1,329	$4,569	$4,439

Intel Communications Group:
Revenues	$482	$580	$1,536	$1,990
Operating loss	$(177)	$(218)	$(454)	$(606)

Wireless Communications and Computing Group:
Revenues	$586	$509	$1,577	$1,714
Operating loss	$(30)	$(59)	$(196)	$(236)

All Other:
Revenues	$29	$63	$103	$199
Operating loss	$(234)	$(663)	$(1,001)	$(2,349)

Total:
Revenues	$6,504	$6,545	$19,604	$19,556
Operating profit	$964	$389	$2,918	$1,248

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Third Quarter of 2002 Compared to Third Quarter of 2001

Our Q3 2002 net revenues of $6.5 billion were flat compared to Q3 2001 as overall we did not see momentum from an economic recovery. Net revenues were higher for the Intel Architecture business on higher sales of microprocessors, as well as for the Wireless Communications and Computing Group (WCCG) on higher sales of flash memory products. These increases were offset by significantly lower revenue for the Intel Communications Group (ICG) and lower revenues for other products in the Intel Architecture business, including chipsets. On a geographic basis, significant revenue growth in the Asia-Pacific region offset declines in other regions.

Cost of sales for Q3 2002 decreased 6% compared to Q3 2001. In the Intel Architecture business, lower start-up manufacturing costs related to microprocessors and lower costs related to chipset products were partially offset by higher costs incurred as a result of higher unit volumes of microprocessors, including microprocessors sold for use in the Microsoft* Xbox*. Costs were also lower in ICG on lower volumes, primarily for telecommunications-related products.

Our gross margin percentage increased to 49% for Q3 2002 from 46% in Q3 2001, primarily due to lower factory start-up costs in the Intel Architecture business and a shift in product mix within the Intel Architecture business, as microprocessors became a higher percentage of overall revenue for the Intel Architecture business. Gross margin percentages in our other businesses also improved. See "Outlook" for a discussion of gross margin expectations.

Intel Architecture Business. Net revenues for the Intel Architecture operating segment remained flat at $5.4 billion in Q3 2002 compared to Q3 2001, primarily due to higher unit volumes of microprocessors, including microprocessors for the Microsoft Xbox, offset by slightly lower average selling prices for microprocessors and a net revenue decrease for other products, including chipsets.

For Q3 2002, a majority of our consolidated net revenues and a substantial majority of our gross margin came from sales of the Intel(Registered Trademark) Pentium(Registered Trademark) 4 microprocessor and related microprocessors based on the Intel(Registered Trademark) NetBurst(Trademark) microarchitecture, as well as related chipsets and motherboards. For the same period, sales of Intel(Registered Trademark) Pentium(Registered Trademark) III microprocessors and related microprocessors based on the P6 microarchitecture, as well as related products, made up a significant, but decreasing, portion of our consolidated net revenues and gross margin.

For Q3 2001, a majority of our consolidated net revenues and a substantial majority of our gross margin came from sales of microprocessors and related products based on the P6 microarchitecture. For the same period, sales of microprocessors based on the Intel NetBurst microarchitecture and related products made up a significant and growing portion of our consolidated net revenues and gross margin.

Net operating profit increased by $76 million, or 6%, for Q3 2002 compared to Q3 2001, primarily due to the impact of higher unit volumes of microprocessors, including microprocessors for the Microsoft Xbox, and lower start-up costs relating to the 0.13-micron technology manufacturing ramp. These improvements were partially offset by lower average selling prices for microprocessors and higher operating expenses, including marketing expenses.

Intel Communications Group. Net revenues decreased by $98 million, or 17%, in Q3 2002 compared to Q3 2001, primarily due to lower overall unit volumes for telecommunications-related products, consistent with the decline in industry-wide demand for these products. Net revenues for Ethernet connections also decreased, even as units increased, due to a shift in product mix from higher-priced adapter cards to lower-priced local area network (LAN) on motherboard products.

Despite the decline in ICG net revenues, the net operating loss improved to $177 million in Q3 2002 from a $218 million loss in Q3 2001, primarily due to a shift to higher margin products, including Ethernet components and network processing components. Network processing components include embedded microprocessors, network processors and input/output processors. In addition, net operating results improved due to lower charges for under-utilized factory capacity and lower operating expenses in Q3 2002, as we streamlined operations and refocused on our core strategic areas. These improvements to net operating results were partially offset by the impact of lower revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations-- Third Quarter of 2002 Compared to Third Quarter of 2001 (continued)

Wireless Communications and Computing Group. Net revenues increased by $77 million, or 15%, in Q3 2002 compared to Q3 2001 due to a significant increase in unit volumes of flash memory products, as we sold a richer mix of higher-density products consistent with the market movement to more feature-rich cellular phones. This increase was partially offset by lower flash memory average selling prices stemming from competitive pricing pressures. We also saw an increase in revenue on higher unit volumes of application processors and baseband chipsets for data-enabled cellular phones and handheld computing devices.

Net operating results decreased to a loss of $30 million in Q3 2002 compared to a loss of $59 million in Q3 2001. Higher unit volumes of flash memory products were offset by lower average selling prices. Higher revenues and lower costs for application processors and baseband chipsets contributed to the improved results.

Operating Expenses, Other and Taxes. Research and development spending, excluding purchased in-process research and development (IPR&D), increased $76 million, or 8%, in Q3 2002 compared to Q3 2001. This increase was primarily due to higher spending on the development of manufacturing process technologies, including the 90-nanometer process on 300-millimeter wafers. Marketing, general and administrative expenses increased $31 million, or 3%, in Q3 2002 compared to Q3 2001, primarily due to higher than usual cooperative advertising expenses, as our customers used a higher percentage of their available Intel Inside(Registered Trademark) Program funds. These Intel Inside Program expenses, as well as slightly higher profit dependent expenses, were partially offset by lower spending on new business initiatives as we lowered headcount or exited certain businesses. Operating expenses were 32% of net revenues in Q3 2002 and 30% in Q3 2001, excluding amortization of acquisition-related intangibles and costs and also excluding amortization of goodwill in 2001.

IPR&D was $6 million in Q3 2002, whereas no IPR&D was recorded in Q3 2001. The IPR&D recorded in Q3 2002 related to the acquisition of two development-stage operations.

Amortization of acquisition-related intangibles and costs was $102 million in Q3 2002. Amortization of goodwill and acquisition-related intangibles and costs was $609 million in Q3 2001. Goodwill is no longer being amortized in 2002. For Q3 2001, excluding the amortization of goodwill and taking into account the reclassification of workforce-in-place to goodwill, the amortization of acquisition-related intangibles and costs would have been approximately $150 million on a pre-tax basis.

Losses on equity securities and certain equity derivatives for Q3 2002 were $96 million compared to $182 million for Q3 2001. The net loss for Q3 2002 was driven by impairment charges, primarily on non-marketable equity securities, of approximately $83 million. The Q3 2001 losses included impairment charges on both marketable and non-marketable equity securities of approximately $185 million. Interest and other, net increased to income of $49 million in Q3 2002 compared to a loss of $70 million in Q3 2001. The increase was primarily due to an impairment charge of $166 million on an equity-method investment taken in Q3 2001, partially offset by lower interest income in Q3 2002 as a result of lower average interest rates.

Our effective income tax rate was 25.2% for Q3 2002, including an adjustment to reflect a new estimated annual tax rate of 27.4% for 2002 (excluding the impact of non-deductible acquisition-related costs). The new expected annual rate is lower than the previous expected rate of 28.4%, reflecting a lower level of expected income for 2002, with a greater portion of our profits generated in low tax rate jurisdictions. The effective rate for Q3 2001 was 22.6%, including the amortization of goodwill, the majority of which was non-deductible, offset by a $100 million one-time tax benefit related to export sales. Excluding these items, the adjusted effective rate for Q3 2001 was approximately 25.7%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First nine months of 2002 Compared to First nine months of 2001

Our net revenues of $19.6 billion for the first nine months of 2002 were flat compared to the first nine months of 2001 primarily due to increased net revenues in the Intel Architecture business offset by significantly lower net revenues for ICG and lower revenues for WCCG. Significant revenue growth in the Asia-Pacific region offset revenue declines in other regions.

Cost of sales for the first nine months of 2002 was approximately flat compared to the first nine months of 2001. In the Intel Architecture business, lower start-up manufacturing costs were more than offset by higher costs related to significantly higher volumes and higher unit costs of microprocessors, including microprocessors for the Microsoft Xbox. Cost of sales was lower due to the impact of lower unit volumes in ICG, as well as lower inventory writedowns for both ICG and WCCG. In addition, cost of sales for 2002 also included a $155 million charge taken by the Intel Architecture business in Q1 relating to the Intergraph Corporation litigation settlement agreement and the patents at issue in the Alabama lawsuit (see "Contingencies" in the Notes to Consolidated Condensed Financial Statements) and the $106 million charge related to the Q2 2002 decision to wind down the Web hosting business reflected in the "all other" category for segment reporting purposes.

Our gross margin percentage for the first nine months of 2002 increased slightly to 49% from 48% in the first nine months of 2001. The improved margin percentage came primarily from relative growth in the higher margin Intel Architecture business and slightly improved gross margin percentages in our other businesses. These improvements in margin were partially offset by the impacts of the Intergraph and Web hosting charges taken in the first nine months of 2002. See "Outlook" for a discussion of gross margin expectations.

Intel Architecture Business. Net revenues for the Intel Architecture operating segment increased by $735 million, or 5%, in the first nine months of 2002 compared to the first nine months of 2001. The increase in net revenues was due to significantly higher unit volumes of microprocessors, including microprocessors for the Microsoft Xbox, as well as higher unit volumes for chipsets and motherboards. These increases in revenues were partially offset by lower average selling prices for microprocessors.

For the first nine months of 2002, a majority of our consolidated net revenues and gross margin came from sales of microprocessors based on the Intel NetBurst microarchitecture and related products. For the same period, sales of microprocessors based on the P6 microarchitecture and related products made up a significant but decreasing portion of our consolidated net revenues and gross margin.

For the first nine months of 2001, a majority of our consolidated net revenues and a substantial majority of our gross margin came from sales of microprocessors and related products based on the P6 microarchitecture. For the same period, sales of microprocessors based on the Intel NetBurst microarchitecture and related products made up a significant portion of our consolidated net revenues, but did not represent a significant portion of our gross margin.

Net operating profit increased by $130 million, or 3%, for the first nine months of 2002 compared to the first nine months of 2001. In the Intel Architecture business, the impact of significantly higher unit sales of microprocessors and lower start-up costs relating to the 0.13-micron technology manufacturing ramp was partially offset by lower average selling prices and higher unit costs for microprocessors. Results also improved due to higher unit volumes of chipsets and motherboards. Results for the first nine months of 2002 also included the $155 million Intergraph charge.

Intel Communications Group. Net revenues decreased by $454 million, or 23%, in the first nine months of 2002 compared to the first nine months of 2001, primarily due to lower overall unit volumes for telecommunications-related products. In addition, net revenues for Ethernet connections decreased, even as units increased, due to the shift in product mix from adapter cards to LAN on motherboard products. Net revenues also decreased for optical products and microcontrollers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First nine months of 2002 Compared to First nine months of 2001 (continued)

Despite the decline in net revenues for ICG, net operating results improved, with a loss of $454 million in the first nine months of 2002 compared to a loss of $606 million in the first nine months of 2001. This was primarily due to the impact of lower inventory writedowns in the first nine months of 2002 compared to the first nine months of 2001, as well as lower operating expenses and a shift to higher-margin products, including Ethernet components and network processing components. These improvements in operating results were partially offset by the impact of lower revenues across most product lines.

Wireless Communications and Computing Group. Net revenues decreased by $137 million, or 8%, in the first nine months of 2002 compared to the first nine months of 2001, primarily due to a significant decrease in average selling prices for flash memory products stemming from competitive pricing pressures, partially offset by a slight increase in unit volumes for flash memory products. Higher volumes of application processors and baseband chipsets partially offset the lower revenue from flash memory products.

Net operating results improved by $40 million to a loss of $196 million in the first nine months of 2002 compared to a loss of $236 million in the first nine months of 2001. For flash memory products, the impact of lower average selling prices was partially offset by the impact of lower charges for under-utilized factory capacity and lower inventory writedowns compared to the first nine months of 2001. Higher revenue and lower costs for application processors and baseband chipsets more than offset the impact from flash memory products.

Operating Expenses, Other and Taxes. Research and development spending, excluding IPR&D, increased $168 million, or 6%, in the first nine months of 2002 compared to the first nine months of 2001. This increase was primarily due to higher spending on development of manufacturing process technologies, including the 90-nanometer process on 300-millimeter wafers. Marketing, general and administrative expenses decreased $163 million, or 5%, in the first nine months of 2002 compared to the first nine months of 2001. This was primarily due to the impact of lower spending within ICG and for certain new business initiatives as we lowered headcount or exited certain businesses, as well as lower overall discretionary spending related to cost containment programs. Partially offsetting these spending decreases, expenses for general and cooperative advertising increased. Operating expenses were 32% of net revenues both in the first nine months of 2002 and the first nine months of 2001, excluding amortization of acquisition-related intangibles and costs and also excluding amortization of goodwill in 2001.

IPR&D was $20 million in the first nine months of 2002 compared to $198 million in the first nine months of 2001. The decrease in IPR&D was due to the decrease in the level of acquisition activity during 2002.

Amortization of acquisition-related intangibles and costs was $442 million in the first nine months of 2002, including impairment of acquisition-related intangibles of $112 million. Amortization of goodwill and acquisition-related intangibles and costs was $1.8 billion in the first nine months of 2001, including a write-off of goodwill and acquisition-related intangibles of $124 million related to prior acquisitions. Goodwill is no longer being amortized in 2002. For the first nine months of 2001, excluding the amortization of goodwill and taking into account the reclassification of workforce-in-place to goodwill, the amortization of acquisition-related intangibles and costs would have been approximately $451 million on a pre-tax basis, including the $124 million write-off of goodwill and acquisition-related intangibles.

Losses on equity securities and certain equity derivatives for the first nine months of 2002 were $201 million compared to $179 million for the first nine months of 2001. The net loss for the first nine months of 2002 consisted of impairment charges, primarily of non-marketable equity securities, of approximately $347 million, partially offset by net gains of approximately $120 million related to equity trading assets. The majority of these gains reflected the impact of designating formerly restricted equity investments as trading assets as they became marketable. The cumulative difference between their cost and fair market value was recorded as a gain in the first nine months of 2002. In the first nine months of 2001, impairment charges of $833 million were partially offset by recognized gains on equities of $565 million. The impairment charges in 2001 were primarily related to marketable equity securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations -- First nine months of 2002 Compared to First nine months of 2001 (continued)

Interest and other, net decreased to $140 million in the first nine months of 2002 compared to $320 million in the first nine months of 2001. Significantly lower interest income in 2002 primarily as a result of lower average interest rates was partially offset by an impairment charge in the first nine months of 2001 on the company's equity-method investment in Convera Corporation.

Our effective income tax rate was 27.6% for the first nine months of 2002, compared to 43.3% for the first nine months of 2001. The higher effective rate for the first nine months of 2001 reflected the amortization of goodwill, the majority of which was non-deductible, as well as higher non-deductible acquisition-related IPR&D charges, partially offset by a $100 million one-time tax benefit related to export sales. Excluding the impact of acquisition-related costs, our adjusted rate for the first nine months of 2002 was 27.4% and for 2001 was 25.7%, excluding acquisition-related costs and the one-time charge. The higher adjusted rate for the first nine months of 2002 reflects a change in the expected distribution of income in various tax jurisdictions.

Financial Condition

Our financial condition remains strong. At September 28, 2002, cash, short-term investments and fixed income trading assets totaled $10.9 billion, down from $11.2 billion at December 29, 2001. At September 28, 2002, total short-term and long-term debt was $1.3 billion and represented 4% of stockholders' equity. At December 29, 2001, total debt of $1.5 billion also represented 4% of stockholders' equity.

For the first nine months of 2002, cash provided by operating activities was $5.6 billion. Cash was provided by net income adjusted for non-cash related items, partially offset by cash used for changes in working capital balances, including increases in inventory and receivables and decreases in payables and compensation accruals. Inventory increased from December 29, 2001 as we rebuilt our inventory from relatively low levels, particularly for the Pentium 4 processor. Accounts receivable also increased, primarily due to a higher proportion of sales occurring in the last month of the current quarter, with a slight decrease in the days' sales outstanding. Our five largest customers accounted for approximately 43% of net revenues for the first nine months of 2002. This represents an increase from 38% at December 29, 2001 and reflects a change in the constituents of our top five customers as two of our previous top five customers have merged. Additionally, the five largest customers accounted for approximately 41% of net accounts receivable at September 28, 2002 and December 29, 2001. Accrued compensation and benefits decreased as we paid year-end bonuses and made the annual cash contributions to our profit sharing plans, partially offset by year-to-date accruals.

The main non-operating source of cash during the first nine months of 2002 was $615 million from the proceeds of sales of shares through employee stock plans.

Major non-operating uses of cash during the first nine months of 2002 included capital spending of $3.5 billion for property, plant and equipment, primarily for microprocessor manufacturing capacity, $3.0 billion to repurchase 124.7 million shares of our common stock and $401 million for payment of dividends to stockholders. We also paid approximately $57 million in net cash for the acquisition of three development-stage operations. See "Outlook" for a discussion of capital expenditure expectations in 2002.

At September 28, 2002, marketable strategic equity securities totaled $56 million, a decrease of $99 million compared to $155 million at December 29, 2001. Net unrealized appreciation was approximately $8 million on a pre-tax basis at September 28, 2002, compared to net unrealized appreciation of $46 million at December 29, 2001. At September 28, 2002, the carrying value of our strategic investments in non-marketable equity securities, including equity derivatives, decreased to $1.1 billion, compared to $1.5 billion at December 29, 2001, primarily as a result of impairment charges on non-marketable investments and the reclassification of investments that became marketable during the first quarter of 2002 and were reclassified to trading assets and other long-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper programs during the first nine months of 2002 were approximately $230 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, the dividend program and potential future acquisitions or strategic investments.

Employee Stock Options

Section I. Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program currently consists of two plans: one under which officers, key employees and non-employee directors may be granted options to purchase shares of our stock, and a broad-based plan under which options may be granted to all employees other than officers and directors. Substantially all of our employees participate in one of the plans. Options granted by the company expire no later than 10 years from the grant date and generally vest within 5 years.

We have a goal to keep the dilution related to our option program to a long-term average of less than 2% annually. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market*. See the "Report of the Compensation Committee on Executive Compensation" appearing in our proxy statement dated April 10, 2002 for further information concerning the policies and procedures of the company and the Compensation Committee regarding the use of stock options.

Section II. Distribution and Dilutive Effect of Options

Options granted to employees, including officers, and non-employee directors from 2000 through the first nine months of 2002 are summarized as follows:

	2002 YTD	2001	2000

Net grants [1] during the period as % of outstanding shares [2]	0.2%	2.8%	2.0%
Grants to listed officers [3] during the period as % of total options granted	5.1%	0.8%	0.4%
Grants to listed officers during the period as % of outstanding shares	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers as % of total options outstanding	2.3%	2.0%	2.4%

1 Option grants net of options forfeited and excluding options assumed in connection with acquisitions.
2 Outstanding shares as of the beginning of each period.
3 See Section IV for definition of "listed officers".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Employee Stock Options (continued)

Section II. Distribution and Dilutive Effect of Options (continued)

In the first nine months of 2002, options granted to the listed officers were a higher percentage of the total options granted to all employees than in the other years shown as they included additional grants to key officers in recognition of their future potential in leading the corporation. These additional grants are not made every year. Based on our current plans, the grants to listed officers as a percentage of total grants are expected to decrease as we make additional option grants during the remainder of 2002. This expectation depends on actual option grants during the final quarter of the year for planned hiring, acquisition, merit and retention-based programs.

Refer to our proxy statement dated April 10, 2002 for additional information about the compensation of the listed officers and stock option grants to the listed officers.

Section III. General Option Information

Additional information with respect to stock option plan activity is as follows:

		Options Outstanding

(Shares in millions)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price

December 30, 2000	347.6	638.2	$24.16
Supplemental grant	(51.9)	51.9	$25.69
2002 merit grant	(67.6)	67.6	$24.37
Other grants	(118.6)	118.6	$25.48
Options assumed in acquisitions	--	9.0	$19.25
Exercises	--	(68.0)	$6.06
Cancellations	45.1	(48.8)	$35.01
Additional shares reserved	900.0	--	--

December 29, 2001	1,054.6	768.5	$25.33
Grants	(41.9)	41.9	$28.66
Exercises	--	(43.4)	$6.58
Cancellations	30.3	(31.9)	$34.37

September 28, 2002	1,043.0	735.1	$26.24

Refer to pages 30 and 31 of our 2001 Annual Report to Stockholders for additional information about our employee stock option plan activity for the years 1999 through 2001, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting.

In-the-money and out-of-the-money option1 information as of September 28, 2002 is as follows:

	Exercisable		Unexercisable		Total

(Shares in millions)	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

In-the-money	137.1	$6.23	8.3	$10.73	145.4	$6.49
Out-of-the-money	133.5	$25.45	456.2	$32.76	589.7	$31.10

Total options outstanding	270.6	$15.71	464.5	$32.37	735.1	$26.24

1 Out-of-the-money options have an exercise price equal to or above the current market value of Intel stock, $14.89 at the end of the third quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Employee Stock Options (continued)

Section IV. Executive Options

Options granted to listed officers1 for the nine months ended September 28, 2002 are as follows:

Individual Grants

	Number of Securities Underlying Options Per Grant (#)[2]	Percent of Total Options Granted to Employees Year to Date[3]	Exercise or Base Price ($/Share)[4]		Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)[5]
				Expiration Date
					5%	10%

C. Barrett	584,000	1.40%	$29.33	4/9/2012	10,770,300	27,294,100

A. Grove	--	--	--	--	--	--

P. Otellini	664,000	1.59%	$29.33	4/9/2012	12,245,700	31,033,000

L. Vadasz	92,000	0.22%	$29.33	4/9/2012	1,696,700	4,299,800

A. Bryant	400,000	0.96%	$30.50	3/26/2012	7,671,300	19,440,500
	404,000	0.97%	$29.33	4/9/2012	7,450,700	18,881,500

1 The "listed officers" are those listed in our proxy statement dated April 10, 2002, defined as the Chief Executive Officer and each of the four other most highly compensated executive officers.
2 These options are exercisable on various dates between 2004 and 2007, except for the option for 400,000 shares granted to Mr. Bryant that is first exercisable on various dates between 2007 and 2010.
3 Based on a year-to-date total of approximately 41.9 million shares subject to options granted to employees under the company's option plans.
4 Under all stock option plans, the option purchase price is equal to the fair market value at the date of the grant. Options were granted on March 26, 2002 and April 9, 2002.
5 In accordance with the U.S. SEC rules, these columns show gains that could accrue for the respective options, assuming that the market price of Intel common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options would be zero.

Option exercises for the nine months ended September 28, 2002 and option values for listed officers as of September 28, 2002 is as follows:

	Shares Acquired on Exercise (#)		Number of Shares Underlying Unexercised Options at End of September 28, 2002 (#)[1]		Values of Unexercised In-the-Money Options at September 28, 2002 ($)[2]
		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

C. Barrett	544,000	17,570,270	2,194,348	2,810,348	17,765,500	--
A. Grove	--	--	2,874,348	1,046,348	11,209,900	--
P. Otellini	--	--	1,792,793	2,152,793	17,265,700	--
L. Vadasz	--	--	911,241	904,825	7,077,900	--
A. Bryant	--	--	594,852	1,634,852	3,518,500	2,345,700

1 These amounts represent the total number of shares subject to stock options held by the listed officers at September 28, 2002. These options were granted on various dates from 1993 through 2002.
2 These amounts represent the difference between the exercise price of the stock options and a stock price of $14.89 at the end of the third quarter of 2002 for all in-the-money options held by the listed officer. The in-the-money stock option exercise prices range from $2.81 to $7.67. These stock options were granted at the fair market value of the stock on the grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Employee Stock Options (continued)

Section V. Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under the company's equity compensation plans as of September 28, 2002 are summarized in the following table (shares in millions):

Plan category	(A) Number of shares to be issued upon exercise of outstanding options	(B) Weighted-average exercise price of outstanding options	(C) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (A))

Equity compensation plans approved by shareholders	191.6	$13.77	279.5 [1]
Equity compensation plans not approved by shareholders	526.2	$31.15	873.2 [2]

TOTAL	717.8[3]	$26.51	1,152.7

1 Includes 169.8 million shares available for future issuance under Intel’s 1984 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 109.7 million shares available under Intel’s Employee Stock Participation Plan.
2 Shares available under Intel’s 1997 Stock Option Plan used for grants to employees other than officers and directors.  We anticipate that any new option plans, and any material amendments to existing plans, will be submitted for stockholder approval in accordance with applicable NASDAQ rules.
3 Total does not include 17.3 million shares issuable under outstanding options, with a weighted average exercise price of $14.74, originally granted under plans assumed by Intel in connection with acquisitions. Intel does not intend to grant any further options under these plans.

Strategy

This Strategy section and the Critical Accounting Estimates, Employee Stock Options and Outlook sections contain a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of October 14, 2002.

Our goal is to be the preeminent building block supplier to the worldwide Internet economy. As we focus on our core competencies in silicon design and manufacturing, and digital computing and communications, we believe we are well positioned to drive the convergence of computing and communications through silicon integration. Our primary focus areas are the desktop, mobile and enterprise platforms within the Intel Architecture business, and the networking infrastructure and wireless handheld communications platforms.

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products that offer improved performance at lower prices. Competition comes both from established businesses and from new entrants to the marketplace. The trend toward convergence in computing and communications products may increase the number of our competitors due to the crossover of relevant product offerings. Competition tends to increase pricing pressure on our products and can result in our being unable to price particular product offerings in line with our original plans and expectations. It is inherently difficult to compete against some market participants because they have entrenched products and product designs. We may continue to take various steps, including introducing new products and discontinuing older products, reducing prices and offering rebates and other incentives, at such times as we deem appropriate, in order to increase acceptance of our latest technology and to remain competitive within each relevant market segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Strategy (continued)

Our research and development activities focus on technological processes for manufacturing and on the development of competitive product offerings. Our work on both processes and products may involve current-generation activities and work on process and product roadmaps that extend forward for a number of succeeding generations. Manufacturing process work, particularly for future process technology generations, may involve substantial experimentation, invention and evaluation relating to numerous aspects of manufacturing capability.  These efforts rely to varying degrees on the work of third parties such as university researchers and the manufacturers of semiconductor factory equipment. Process development work may involve alternative and competing technologies, and, for technological or other business reasons, not all of these efforts will result in technology that we deploy in our manufacturing operations.

Products under development involve various types of input/output capabilities and instruction-set architectures. We do not expect that all of our product development projects will result in products that are released for sale, as from time to time we may terminate product development before completion or decide not to manufacture and sell a developed product. There may be a number of reasons why we decide not to move forward with a product; for example, we may decide that the product might not be sufficiently competitive in the relevant market; or we may decide for technological or marketing reasons to offer a different product. Our products often incorporate features that will only increase the performance of the product or be otherwise useful to the end-user if other companies have developed operating systems, other software applications or other hardware that take advantage of these features. We work with other hardware and software companies, and industry groups, to encourage product offerings that do take advantage of these features.

We plan to cultivate new businesses as well as continue to work with the computing industry to seek to expand Internet capabilities and product offerings, and develop compelling software applications and operating systems that can take advantage of higher performance microprocessors and chipsets, with the goal of driving demand toward our newer products in each market segment.

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

We offer Pentium 4 processors for the performance market segment, focused on both home and business applications. During the third quarter of 2002, we introduced Pentium 4 processors with speeds up to 2.8 GHz, including versions supporting the faster 533-MHz system bus. These processors are optimized to deliver high performance across a broad range of business and consumer applications, especially the latest technologies in Web, interactive 3D, and streaming video and audio environments. They also enhance the user's experience in many applications, such as e-Learning, Internet browsing and gaming. We remain on track to introduce a 3-GHz Pentium 4 processor in the fourth quarter that will bring Hyper Threading (HT) Technology to the desktop. HT Technology allows a multithreaded software program to run as though it has two processors at its disposal, though only one processor is physically in place. We also introduced the 2-GHz Intel Celeron processor for the value market segment. This is the first desktop value processor produced on Intel's most advanced 0.13-micron technology. We also introduced new chipsets that support HT Technology along with leading edge DDR memory and high-performing integrated graphics. For the mobile market segment, we broadened the mobile processor family with the introduction of new processors at speeds up to 2.2 GHz including several low-voltage processors for mini, sub-notebooks and Tablet PCs. In addition, we announced our intent to bring the "Banias" mobile processor to market in the first half of 2003. Banias is the codename for the first computing technology designed from the bottom up for the unique requirements of Mobile PC users. We expect that many products based on the Banias processor will include 802.11a/b wireless networking technology along with software that will simplify and improve the security of wireless networking.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Strategy (continued)

The Intel Architecture business also supports enterprise computing with the Intel(Registered Trademark) Xeon(Registered Trademark) processor family for workstations and mid-range to high-end servers, and the Intel(Registered Trademark) Itanium(Registered Trademark) processor family for enterprise-class servers. Our strategy for the enterprise platform is to provide high performance processors and the best price for performance across the entire range of server and workstation market segments. During the third quarter, we introduced Intel Xeon processors at 2.8 and 2.6 GHz for two-way servers and workstations, featuring 512 kilobyte (KB) of level-two cache and built on Intel's industry-leading 0.13-micron process technology. We believe that many historically specialized tasks can be performed on Intel silicon-based platforms, as traditional computing and telecommunications converge and as silicon performance improves in accordance with "Moore's Law". Moore's Law predicts that the number of transistors on a chip will double about every couple of years. This convergence of computing and communications is expected to create opportunities for server components (such as blade servers used in data centers) in new and existing communications market segments.

Intel Communications Group. Within ICG, our strategy is to be the leading supplier of silicon and integrated building blocks for networking and communications original equipment manufacturers (OEMs). We are developing products that focus on technologies that we believe will be essential to build out the Internet: Ethernet connectivity products, optical products and network processing components. Our strategy for Ethernet connectivity is to expand our product portfolio in the LAN market segment and to address the emerging metropolitan area network (MAN) and networked storage market segments. Within the LAN market segment, we are investing in Gigabit Ethernet technologies, 10-Gigabit Ethernet and wireless technologies based on the wireless 802.11 industry standards. In the networked storage market segment, we are developing products that enable storage resources to be added to any location on either of the two most prevalent types of storage networks, Ethernet or Fibre Channel. Our strategy for the optical market segment is to deliver products based on industry standards, including Ethernet and data transport standards in the telecommunications industry (SONET/SDH). We are providing 10-Gigabit optical products at multiple levels of integration with decreased power consumption and increased signal transmission capability. In network processing, we deliver products that are basic building blocks for modular networking infrastructure. These products include advanced, programmable processors that are used to manage and direct data moving across the Internet and corporate networks. Key to executing these strategies is the move to our 90-nanometer manufacturing process. When we have transitioned to this new process, we expect to build a greater portion of our communications products internally. This process includes the use of high-speed silicon-germanium transistors and "mixed-signal" circuitry, aimed at bringing about a new generation of faster, more integrated, less-costly communications chips.

Wireless Communications and Computing Group. The WCCG strategy is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and handheld computing devices. Key to this strategy is the Intel(Registered Trademark) Personal Internet Client Architecture (Intel(Registered Trademark) PCA), an architecture framework that describes the communication and application subsystems for data-enabled cellular phones and portable handheld devices. The Intel PCA scalable platform is expected to speed up application development and allow faster time-to-market for our customers. We are working toward the convergence of communications and computing in this segment by developing technology that combines memory and logic functions in one component for mobile handheld clients. Moving forward, we plan to create "wireless Internet on a chip" capabilities by adding baseband communications features to existing memory and logic functionality. Our current products for the handheld platform include Intel(Registered Trademark) flash memory, processors based on the Intel(Registered Trademark) StrongARM* architecture and Intel(Registered Trademark) XScaleTrademark microarchitecture, and cellular baseband chipsets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and identified intangibles; valuation of non-marketable equity securities, which impacts gains (losses) on equity securities when we record impairments; and valuation of inventory, which impacts cost of sales and gross margin. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues on sales to distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2002, we completed a goodwill impairment review for ICG and WCCG, the reporting units that have substantially all of our recognized goodwill, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Based on our review of indicators in the first three quarters of 2002, we have determined that an impairment review is not required prior to the annual review in the fourth quarter of 2002. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of future market growth rates, market share, revenues and costs for these groups as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The estimates we used assume that we gain market segment share in the future and that the communications businesses would experience a gradual recovery and a return to growth from the current trends. If we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, or if we fail to achieve our assumed revenue growth rates or assumed gross margin, we may incur charges for impairment of goodwill in the future.

At September 28, 2002, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $884 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers and private sales. All of these factors are difficult to predict, particularly in the current economic environment. Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be impaired, in which case we write the investment down to its impaired value. We are required to review all of our investments periodically for impairment; however, for non-marketable equity securities, we have no open-market valuations to refer to, and the impairment analysis requires significant judgment. This includes assessment of each investee's financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences. As the equity markets deteriorated over the past two years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, it is likely that additional investments within our existing portfolio will become impaired; however, we are not in a position to know at the present time which specific investments, if any, are likely to be impaired or the extent or timing of individual impairments. During the first nine months of 2002, we recorded impairments of non-marketable equity investments of $337 million, and impairments of non-marketable equity investments for all of 2001 amounted to $448 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook

As global economic conditions are uncertain and we have not seen an economic recovery in our business, it continues to be difficult to predict demand for our products. For the fourth quarter of 2002, we expect revenues to be between $6.5 billion and $6.9 billion, compared to third quarter revenues of $6.5 billion. Revenues in this range would be flat to up 6% compared to the third quarter, and at the low-end of historical patterns. The outlook for the telecommunications industry continues to be weak. Service providers continue to reduce capital equipment purchases and telecommunications OEMs continue to reduce headcount and report lower revenue. In this environment, revenue growth for ICG is largely dependent on our securing design wins for new products, and OEMs taking these product designs to production.

Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture operating segment. Revenues are partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets, motherboards and purchased components, all of which are difficult to forecast. Because of the wide price differences among performance desktop, value desktop, mobile and server microprocessors, the mix of types of microprocessors sold affects the average price that we will realize and has a large impact on our revenues and gross margin. Microprocessor revenues are also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenues are also affected by our sales of other semiconductor and non-semiconductor products and are subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the fourth quarter of 2002 to be approximately 49%, plus or minus a couple of points, which is flat with the third-quarter gross margin. Our third-quarter gross margin percentage of 49% was at the low end of our expectation of 51%, plus or minus a couple of points, due to unrealized manufacturing savings along with higher than expected charges for under-utilized factory capacity. Our gross margin varies, depending on unit volumes, the mix of types and speeds of processors sold, as well as the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at factories, timing and execution of the manufacturing ramp, excess of manufacturing capacity, the reusability of factory equipment, insufficient or excess inventory, inventory obsolescence and variations in inventory valuation.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our strategy and the acceptance of our products in specific market segments. However, during the third quarter we lowered our estimate of capital spending for 2002 to $4.7 billion, from our previous expectation of between $5.0 and $5.2 billion. Cost savings within ongoing construction projects account for the majority of the spending reduction. In addition, the company is slightly reducing its fourth-quarter equipment spending by re-using certain equipment from older process technology. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. We had under-utilized capacity in the third quarter of 2002 and we expect charges for under-utilized capacity to increase in the fourth quarter. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenues and gross margin would be adversely affected and manufacturing capacity would continue to be under-utilized. However, in the long-term, revenues and gross margin may also be affected if we do not add capacity fast enough to meet market demand when economic conditions improve.

We expect depreciation expense to be approximately $1.2 billion for the fourth quarter of 2002.

Spending on research and development, excluding IPR&D, plus marketing, general and administrative expenses in the fourth quarter of 2002 is expected to be approximately $2.1 billion, flat compared to third quarter expenses. Expenses, particularly certain marketing- and compensation-related expenses, may vary from this expectation, depending in part on the level of revenues and profits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

Research and development spending, excluding IPR&D, is expected to be approximately $4.0 billion in 2002.

In July 2002, we announced that we expected to reduce our workforce by approximately 4,000 employees over the remainder of 2002, primarily through attrition, voluntary separation programs and some targeted business disinvestments. The planned reduction excludes any headcount additions from acquisitions in 2002. We continue to expect that we will meet our headcount reduction goal by year-end.

We completed the adoption of Statements of Financial Accounting Standards Nos. 141 and 142 on accounting for business combinations and goodwill as of the beginning of 2002. Accordingly, we no longer amortize goodwill from acquisitions, but we continue to amortize acquisition-related intangibles and costs. Consequently, we expect amortization of acquisition-related intangibles and costs to be approximately $90 million in the fourth quarter.

We expect losses from equity securities and interest and other for the fourth quarter of 2002 to be a net loss of $50 million. This is primarily due to an expected net loss on equity securities and associated equity derivatives of approximately $90 million, primarily as a result of impairment charges, offset by expected net interest income. Our expectations for impairment charges in the fourth quarter are based on our experience and it is not possible to know at the present time which specific investments are likely to be impaired or the extent or timing of individual impairments. Our expectations for gains or losses from equity securities and interest and other assume no unanticipated events and vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances, and changes in the fair value of derivative instruments.

We currently expect our tax rate for 2002 to be approximately 27.4%, excluding the impact of acquisition-related costs and an expected fourth-quarter tax benefit of approximately $65 million related to a small divestiture that closed early in the fourth quarter. The tax rate is lower than the previous expectation of 28.4% due to lower than expected profits for the year and a higher percentage of profits expected in low tax jurisdictions.

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

We operate globally, with sales offices, research and development, and manufacturing, assembly and test in many countries, and so we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations, tariff, import and other related restrictions and regulations. If terrorist activity, armed conflict, civil or military unrest or political instability occurs in the United States, Israel or other locations, such events may disrupt logistics, security and communications, and could also result in reduced demand for Intel's products. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook (continued)

Our future results of operations and the other forward-looking statements contained in this Outlook section, and in our Strategy, Critical Accounting Estimates and Employee Stock Options sections, involve a number of risks and uncertainties--in particular the statements regarding our goals and strategies, expectations regarding new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenues, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Revenue and gross margin could also be affected by competitive factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments, and pricing pressures. Our future revenues are also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as sustaining and growing new businesses and integrating and operating any acquired businesses. Our gross margin could also be affected by the execution of the manufacturing ramp, excess manufacturing capacity, excess or obsolete inventory and variations in inventory valuation, as well as adverse effects associated with product defects and with errata (deviations from published specifications). Our results could also be affected by litigation involving intellectual property, stockholder, consumer and other issues.

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

We intend to publish a Mid-Quarter Business Update on December 5, 2002. From the close of business on November 29, 2002 until publication of the Update, we will observe a "Quiet Period" during which the Outlook and our filings with the SEC on Forms 10-K and 10-Q should be considered historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment on the Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Business Update and our SEC filings will begin at the close of business on December 13, 2002 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for January 14, 2003.

Intel, the Intel Logo, Intel Inside, Celeron, Intel NetBurst, Intel Xeon, Intel XScale, Itanium, and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. StrongARM is licensed to Intel by ARM, Ltd.

* Other names and brands may be claimed as the property of others.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates and non-U.S. currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2001 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16 of our 2001 Annual Report to Stockholders.

We have a portfolio of equity investments that includes marketable securities classified as either marketable strategic equity securities or trading assets as well as derivative equity instruments such as warrants and options. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that are no longer considered strategic, management will evaluate market and economic factors in its decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in two sectors: computing and communications, including networking and storage companies. As of September 28, 2002 the fair value of the company's portfolio of marketable equity investments and equity derivative instruments, including hedging positions, was $366 million.

We analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change in market prices, and after reflecting the impact of hedges and offsetting positions, our portfolio would decrease in value by approximately $35 million, based on the value of the portfolio at September 28, 2002. This estimate is not necessarily indicative of future performance, and actual results may differ materially. The marketable portfolio is substantially concentrated in a small number of companies, which may affect the portfolio's price volatility; however, a majority of the portfolio's value is hedged.

An adverse movement of equity market prices would also have an impact on our strategic investments in non-marketable equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At September 28, 2002, our strategic investments in non-marketable equity securities, excluding equity derivatives, had a carrying amount of $884 million.

Item 4. Controls and Procedures

Quarterly evaluation of the company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual

Item 4. Controls and Procedures (continued)

Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

In October 2002, the Texas court ruled that Intel infringed both patents at issue in that case, and the Texas court has declined to reconsider its decision. Pursuant to the settlement agreement, Intel intends to pay Intergraph $150 million on or before November 29, 2002. Intel plans to appeal the trial court's decision, and if Intel prevails on appeal, no further payments will be due to Intergraph under the settlement agreement. However, if Intergraph prevails on either patent, the settlement agreement provides that Intel must pay Intergraph an additional $100 million and will receive a license for the patents at issue in the case.

Edward Harris, et al v. Intel Corporation, et al
U.S. District Court, Northern California

In May 2000, various plaintiffs filed a class action lawsuit in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and SEC Rule 14d-10 in connection with Intel's acquisition of DSP Communications, Inc. The complaint alleged that Intel and CWC (Intel's wholly-owned subsidiary at the time) agreed to pay certain DSP insiders additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders' endorsement of Intel's tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs seek unspecified damages for the class, and unspecified costs and expenses. In July 2002, the District Court granted Intel's motion for summary judgment, but in October 2002, the District Court vacated the summary judgment and limited discovery is now proceeding. The company disputes the plaintiff's claims and intends to defend the lawsuit vigorously.

Item 1. Legal Proceedings (continued)

VIA Technologies and Centaur Technology, Inc. v. Intel
U.S. District Court, Western District of Texas

In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the United States District Court for the Western District of Texas, alleging that the Intel(Registered Trademark) Pentium(Registered Trademark) 4 processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA's C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel's Pentium(Registered Trademark) II, Pentium(Registered Trademark) III, Celeron(Registered Trademark), and Pentium 4 processors infringe another patent. In August 2002, Intel added an additional claim that VIA's C3 microprocessors infringe an additional Intel patent, and VIA added an additional claim that Intel's Pentium III and Pentium 4 processors infringe another VIA patent. Trial is set for the second quarter of 2003. Both parties seek injunctive relief and damages in an unspecified amount. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

In re Intel Corporation Securities Litigation (Consolidated) U.S. Dist. Ct., Northern Cal.
Dr. Jayant S. Patel, et al. v. Gordon Moore, et al., Calif. Superior Ct., Santa Clara County
Howard Lasker, et al. v. Gordon Moore, et al., Del. Chancery Ct., New Castle County

In September, October and November 2001, various plaintiffs filed five class-action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The amended complaint alleges that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company's business and financial condition. On October 22, 2002, the U.S. District Court granted Intel's motion to dismiss the amended complaint and gave the plaintiffs thirty days to file a second amended complaint. In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company's directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. In May 2002, the California Superior Court sustained Intel's demurrer to the California complaint and granted plaintiffs leave to file an amended complaint. The Company's demurrer to the amended complaint is pending before the Court. All complaints seek unspecified damages. The company disputes all plaintiffs' claims in all actions and intends to defend the lawsuits vigorously.

Deanna Neubauer et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.
Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois against Intel, Hewlett-Packard Co., HPDirect, Inc. and Gateway Inc., alleging that defendants' advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor's processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages and attorney's fees and costs. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

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

Item 5. Other Information

  Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the company is responsible for listing the non-audit services approved in the third quarter of 2002 by the company's Audit Committee to be performed by Ernst & Young, the company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. The non-audit services approved by the Audit Committee in the third quarter of 2002 (see list below) are each considered by the company to be audit-related services, except for the tax consultations, which are considered to be other services. Each of the services has been approved in accord with a pre-approval from the Audit Committee or the Committee's Chairman pursuant to delegated authority by the Committee.

  During the quarterly period covered by this filing, the Audit Committee approved new or recurring engagements of Ernst & Young for the following non-audit services: (1) audit of various company benefit plans; (2) consultations regarding certain accounting matters; (3) an audit on a divested business; (4) periodic pricing and customer inventory compliance audits; and (5) tax consultations.
  On September 11, 2002 the Board of Directors approved an amendment to Intel's bylaws to provide for revised board meeting quorum requirements in the event of an emergency, catastrophe or disaster (as referred to in relevant Delaware law). New Article III, section 11 also provides for increased flexibility in the appointment of board committee members in such a circumstance.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

         3.2     Intel Corporation Bylaws as amended.

         12.1   Statement setting forth the computation of ratios of earnings to fixed charges.

(b)     Reports on Form 8-K

  On July 17, 2002, Intel filed a report on Form 8-K relating to its financial information for the quarter ended June 29, 2002 and forward-looking statements relating to 2002 and the third quarter of 2002, as presented in a press release of July 16, 2002.
  On August 8, 2002, Intel filed a report on Form 8-K related to Commission Order No. 4-460 (June 27, 2002), and the published Statement of the Commission Staff (July 29, 2002), attaching copies of the sworn statements of Craig R. Barrett, Chief Executive Officer, and Andy D. Bryant, Chief Financial Officer.
  On September 5, 2002, Intel filed a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2002 and the third quarter of 2002, as presented in a press release of September 5, 2002.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION
(Registrant)

Date: November 5, 2002	By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principle Accounting Officer

CERTIFICATION

I, Craig R. Barrett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Intel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	By:	/s/ C. R. Barrett
Craig R. Barrett
Chief Executive Officer

CERTIFICATION (continued)

I, Andy D. Bryant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Intel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principle Accounting Officer

CERTIFICATION (continued)

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Intel Corporation ("Intel"), that, to his knowledge, the Quarterly Report of Intel on Form 10-Q for the period ended September 28, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Intel.

Date: November 5, 2002	By:	/s/ C. R. Barrett
Craig R. Barrett
Chief Executive Officer

Date: November 5, 2002	By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principle Accounting Officer