Form 10-K
period 2002-12-28
INTEL CORP
filed 2003-03-11
CIK 50863

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 28, 2002.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-6217

INTEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1672743 (I.R.S. Employer Identification No.)

2200 Mission College Boulevard, Santa Clara, California, 95052-8119
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code (408) 765-8080

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

Aggregate market value of voting stock held
by non-affiliates of the registrant as of June 29, 2002
$117.6 billion
6,544 million shares of common stock outstanding as of February 21, 2003

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant's proxy statement relating to its 2003 Annual Stockholder's Meeting, to be filed subsequently—Part III.

INTEL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

INDEX

i

PART I

ITEM 1.    BUSINESS

Industry

        We are the world's largest semiconductor chip maker, supplying advanced technology solutions for the computing and communications industries. Our goal is to be the preeminent building block supplier to the worldwide Internet economy. Our products include chips, boards and other semiconductor components that are the building blocks integral to computers, servers, and networking and communications products. We offer products at various levels of integration, allowing our customers flexibility to create advanced computing and communications systems.

        Our component-level products consist of integrated circuits used to process information. Integrated circuits are silicon chips, known as semiconductors, etched with interconnected electronic switches. Our developments in semiconductor design and manufacturing have made it possible to decrease the size of circuits etched into silicon, permitting more transistors to be used on each individual chip. This decrease in circuit size generally allows us to add additional features to our products and/or to make more chips from each silicon wafer, resulting in smaller and faster microprocessors and other semiconductor products that consume less power and cost less to manufacture.

        We were incorporated in California in 1968 and reincorporated in Delaware in 1989. Our Internet address is www.intel.com. On our Investor Relations web site, located at www.intc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web site are available free of charge.

Products

        Our major products include microprocessors; chipsets; boards; flash memory; application processors used in cellular handsets and handheld computing devices; cellular baseband chipsets; networking and communications products such as Ethernet connectivity products, optical components and network processing components; and embedded control chips (microcontrollers).

        Our major customers are:

  •
  original equipment manufacturers (OEMs) who make computer systems, cellular handsets and handheld computing devices, telecommunications and networking communications equipment, and peripherals;

  •
  PC and network communications products users (including individuals, large and small businesses, and service providers) who buy PC components and board-level products, as well as Intel's networking and communications products through distributor, reseller, retail, e-Business and OEM channels throughout the world; and

  •
  other manufacturers, including makers of a wide range of industrial and communications equipment.

        Focusing on our core competencies in the design and manufacture of integrated circuits, as well as our expertise in digital computing and communications, we believe we are well positioned to drive the convergence of computing and communications through silicon integration. We focus on developing advanced technology solutions tailored to meet user requirements in specific settings, providing the features people want in their homes, at work and at play. We also provide key components for the networking and communications infrastructure needed to connect technology users.

        Each of our operating segments uses its core competencies, as well as key silicon architectures, to provide building blocks for technology solutions. The Intel Architecture business provides the advanced technologies to support the desktop, mobile and enterprise platforms. The Wireless Communications and Computing Group focuses on component-level products and solutions for the wireless handheld communications market. Finally, the Intel Communications Group focuses on wired and wireless connectivity products, and provides key components for networking and communications infrastructure devices.

  Intel Architecture Business

        The Intel Architecture business develops platform solutions around our microprocessors and chipsets for end products in the desktop, mobile and server market segments.

  •
  Desktop and mobile platforms incorporate our microprocessor and chipset products in desktop computers, notebooks, entry-level servers and workstations, and Internet appliances. Our strategy for the desktop platform is to introduce ever-higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. For the mobile platform, our strategy is to deliver products optimized for the four mobility vectors: performance, battery life, form factor and wireless capability.

  •
  Enterprise platform products are targeted at mid-range to high-end servers and workstations, as well as high-performance enterprise-class servers. Servers are powerful systems, often with multiple microprocessors working together, that house large amounts of data, direct traffic, perform complex transactions and control central functions in local and wide area networks and on the Internet. Workstations offer higher performance than standard desktop PCs, especially in graphics processing and in the ability to perform several tasks at the same time. Our strategy for the enterprise platform is to provide high-performance processors and the best price for performance across the entire range of server and workstation market segments.

        The Intel Architecture business's products include processors and board-level products based on our 32-bit Intel® architecture. This IA-32 architecture encompasses both the Intel® NetBurst™ microarchitecture (used in the Intel® Pentium® 4 and related microprocessors) and the previous P6 microarchitecture (used in Intel® Pentium® III and related microprocessors). We also offer the 64-bit Intel® Itanium® processor family for enterprise-class servers. In addition, we offer chipsets compatible with our microprocessor products. These chipsets improve ease of use for our OEM customers, provide new capabilities and enable overall system performance to scale as processor performance increases.

        Net revenue for the Intel Architecture operating segment made up approximately 83% of our consolidated net revenue in 2002.

  Microprocessors

        A microprocessor is the central processing unit (CPU) of a computer system. It processes system data and controls other devices in the system, acting as the "brains" of the computer. One indicator of microprocessor performance is its clock speed, the rate at which its internal logic operates, which is measured in units of hertz, or cycles processed per second. One megahertz (MHz) equals one million cycles processed per second, and one gigahertz (GHz) equals one billion cycles processed per second. Other factors affecting chip performance include the amount of memory storage, the speed of memory access, and the speed of communication between the CPU and the chipset. The memory stored on a chip is measured in bytes, with 1,024 bytes equaling a kilobyte (KB), 1.049 million bytes equaling a megabyte (MB) and 1.074 billion bytes equaling a gigabyte (GB). Cache is a memory subsystem in which frequently used data is duplicated for quick access. Second (L2) and third (L3) levels of cache, located directly on the microprocessor for faster access or between the CPU and main memory, can also be used to further increase overall system performance.

        As of year-end 2002, we manufactured a majority of our microprocessors and chipsets using our 0.13-micron process technology. The width of individual transistors on a chip is measured in microns and nanometers: one micron equals one millionth of a meter; one nanometer is one thousandth of a micron, or one billionth of a meter. Decreasing the width of the transistors helps us make smaller and faster microprocessors at a lower cost. See the discussion of manufacturing process technologies under the heading "Manufacturing, Assembly and Test" in Part I, Item 1 of this Form 10-K.

        In 2002, we announced a number of new microprocessor products tailored to meet performance, price and form factor needs for computing market segments ranging from consumer desktops to high-performance servers.

        Desktop Platform.    In 2002, the Intel Pentium 4 processor was our highest volume desktop processor. The Pentium 4 processor, based on the Intel NetBurst microarchitecture, is optimized to deliver high performance across a broad range of business and consumer applications, especially the latest technologies in web, interactive 3D, and streaming video and audio environments. These processors also enhance the user's experience in many applications, such as e-Learning, Internet browsing and computer gaming.

        In January 2002, we introduced the first Pentium 4 processors running at up to 2.2 GHz built on our 0.13-micron manufacturing process technology. This technology allowed us to reduce the die size by 30% and double the size of the on-chip L2 cache memory, which enhances the processor's performance. Throughout the year, we introduced eight additional Pentium 4 processors running at speeds of up to 2.8 GHz.

        In November 2002, we introduced the Intel Pentium 4 Processor with HT Technology. This chip is the first commercial desktop microprocessor to operate at 3 billion cycles per second, or 3 GHz. This chip is also our first desktop processor to incorporate Hyper-Threading Technology (HT Technology), which increases system-level performance by allowing a single processor to handle two streams of data instructions simultaneously. This capability provides system-level performance benefits in two ways: through multithreaded software (software designed to execute different parts of a program simultaneously) or through using software in a multitasking environment. To take advantage of the HT Technology capability, a computer system must have a processor that supports the technology, a chipset and BIOS (basic input/output system) that use the technology, and an operating system that includes optimizations for the technology. Performance will vary depending on the system hardware and software used.

        In February 2002, we unveiled plans for our next-generation desktop microprocessor, code-named "Prescott," which is slated for introduction in 2003. Prescott will be manufactured on our 90-nanometer process technology and will include HT Technology.

        In the value PC market segment, the Intel® Celeron® processor is designed to meet the core computing needs and affordability requirements of some value-conscious PC users. During 2002, we introduced seven new versions of the desktop Celeron processor running at speeds ranging from 1.3 GHz to 2.2 GHz.

        In March 2002, we announced the shipment of our 100 millionth boxed microprocessor through our worldwide reseller sales channel. We launched our boxed processor program in 1994 to make our products and technical information available to smaller systems builders that cater to small business customers and emerging markets around the world.

        Mobile Platform.    We design our mobile products to provide notebook and laptop PC users with the performance they need while providing wireless capability and meeting the power consumption and size constraints of mobile PCs. As with our desktop processors, we offer mobile processors at a variety of price/performance points, allowing our OEM customers to meet the demands of a wide range of notebook PC designs. These notebook designs include full size, thin and light, and ultra-portable. Within the ultra-portable design category, we provide specialized low-voltage processors, which consume as little as one watt of power on average, and Ultra Low Voltage processors, which consume as little as half a watt of power on average. Low-voltage processors are targeted for the mini-notebook market segment while Ultra Low Voltage processors are targeted for the sub-notebook and tablet market segments of mobile PCs weighing less than three pounds and measuring one inch in height.

        During 2002, we introduced 33 new mobile processors, providing solutions across a wide range of market segments. In January 2002, we introduced seven new versions of the Mobile Intel® Pentium® III Processor-M and the Celeron processor based on 0.13-micron technology. With this introduction, we transitioned our entire mobile processor product line to the 0.13-micron process, delivering the benefits of smaller die size and higher performance to all of our mobile processors.

        In March 2002, we introduced the first Pentium 4 microprocessors for mobile PCs: the Mobile Intel® Pentium® 4 Processor-M, which ran at speeds of up to 1.7 GHz. Aimed at both the full-size and thin-and-light notebook market segments, this processor is designed to enable both consumer and business users to take full advantage of processing-intensive applications such as audio and video encoding, digital imaging, speech recognition, 3D content creation, computer games, and multimedia and multitasking environments. In January 2003, the Mobile Intel Pentium 4 Processor-M was available at speeds of up to 2.4 GHz.

        Throughout 2002 and through January 2003, we introduced the Mobile Intel Pentium III Processor-M at speeds ranging from 1.26 GHz to 1.33 GHz, as well as low-voltage versions ranging from 866 MHz to 1 GHz, and Ultra Low Voltage versions ranging from 750 MHz to 933 MHz.

        Throughout 2002 and through January 2003, we introduced mobile Celeron processors at speeds ranging from 1 GHz to 2 GHz, as well as low-voltage versions ranging from 733 MHz to 866 MHz, and Ultra Low Voltage mobile Celeron processors at speeds ranging from 650 MHz to 800 MHz, all aimed at the mobile value PC market segment.

        In January 2003, we announced our intention to introduce products based on the Intel® Centrino™ mobile technology in March 2003. This is our first computing technology designed and optimized specifically to maximize the wireless computing experience for mobile PC users. Intel Centrino mobile technology is a combination of a new Intel® Pentium® M processor with the related Intel chipset and 802.11-based wireless networking technology.

        Enterprise Platform.    The Enterprise Platforms Group provides microprocessors and chipsets for server and workstation systems. In 2002, we provided building blocks for solutions across a wide range of server market segments. In February 2002, we introduced the first Intel® Xeon™ processor for servers, based on the Intel NetBurst microarchitecture, featuring HT Technology. Server platforms using these Intel Xeon processors, with the supporting components and operating system necessary to use HT Technology, can significantly boost system performance for two-way systems compared to server platforms running on Pentium III processors. Aimed at two-way servers and workstations, these Intel Xeon processors were introduced at speeds of up to 2.2 GHz. We introduced several additional versions throughout 2002, leading up to the November introduction of Intel Xeon processors running at speeds of up to 2.8 GHz with 512 KB integrated cache. To make it easier for server and workstation makers to build systems based on the Intel Xeon processor, we also introduced server building block products, including new boards, chassis and RAID (redundant array of independent disk) controllers (which help to protect data by writing data across several disks).

        In March 2002, we introduced the Intel Xeon processor MP at speeds of up to 1.6 GHz, bringing our Intel NetBurst microarchitecture to servers based on four or more processors. These processors are designed to boost performance of mid-tier and back-end servers by up to 30% or more compared to multiprocessor systems based on the Pentium III Xeon processor.

        In November 2002, we introduced the Intel Xeon processor MP with an enhanced 2 MB integrated level three cache, running at speeds of up to 2 GHz. Designed for mid-tier and back-end servers based on four or more processors, this processor delivers up to 38% better performance for typical server applications, compared to previous generations of the Intel Xeon processor MP.

        In July 2002, we began commercial shipments of our new Itanium® 2 processors, the second in the 64-bit Itanium processor family, a line of enterprise-class processors designed for the most data-intensive business-critical and technical computing applications. Systems based on the Itanium 2 processor deliver up to twice the performance of first-generation Itanium-based systems.

        In March 2002, we introduced the industry's first dual-processor capabilities for "ultra-dense" blade servers. Ultra-dense blade servers are used in enterprise data centers and by Internet service providers to offer web serving, firewall protection and web caching. The Low Voltage Pentium® III processors used in dual-processing systems offer the small size, low power consumption and low heat that blade servers require.

  Chipsets

        If the microprocessor is considered the "brains" of the PC, the chipset operates as the PC's "nervous system"—sending data from the processor to all the input, display and storage devices, such as the keyboard, mouse, monitor, hard drive, and CD or DVD drive. Chipsets perform essential logic functions supporting the CPU, such as balancing the performance of the system and removing bottlenecks; they also extend the graphics, audio, video and other capabilities of many systems based on our processors. Our chipsets are compatible with one or more of a variety of industry-accepted bus specifications, such as the Peripheral Components Interconnect (PCI) local bus specification and the Accelerated Graphics Port (AGP) specification. A bus is a circuit that carries data between parts of the system, for example, between the processor and main memory. Our customers demand memory architecture alternatives, and as a result, we currently offer chipsets supporting Double Data Rate (DDR) Dynamic Random Access Memory (DRAM), Synchronous DRAM (SDRAM) and Rambus* DRAM (RDRAM).

        To help computer makers reduce the time-to-market for their products, we design, manufacture and sell chipsets for each computing market segment. In May 2002, we introduced the Intel® 845G, 845E and 845GL chipsets. These chipsets include integrated Hi-Speed Universal Serial Bus (USB) 2.0, which increases USB bandwidth up to 40 times compared to the previous USB 1.1 interface. The Intel 845G chipset is designed for PCs based on the Intel Pentium 4 microprocessor and incorporates both a new generation of integrated graphics capabilities and software drivers. The Intel 845E chipset works with specific graphics components to provide flexibility for makers of Pentium 4 microprocessor-based systems, while the Intel 845GL chipset is designed for PCs based on the Intel Celeron microprocessor.

        In May 2002, we introduced the Intel® 850E chipset, complementing the Pentium 4 processor's 533-MHz system bus for higher performance desktop PCs. In October 2002, we introduced an enhanced Intel 850E chipset and three new chipsets—the Intel® 845GE, 845PE and 845GV chipsets—all supporting our HT Technology and utilizing high-speed system buses to maximize the performance of the Pentium 4 processor.

        In March 2002, we introduced the Intel® 845MP chipset for the Mobile Pentium 4 Processor-M. The new chipset supports the enhanced Intel SpeedStep® technology (which improves power management in mobile computers), and supports external AGP 4X graphics, a 400-MHz processor system bus and DDR 266-MHz SDRAM. In addition, in January 2003, we introduced the Intel® 852GM integrated graphics chipset, also supporting enhanced Intel SpeedStep technology. The Intel 852GM chipset includes six integrated Hi-Speed USB 2.0 ports.

        For workstation and server makers, in February 2002 we introduced the Intel® E7500 chipset, which is optimized for the Intel Xeon processor and supports DDR memory technology. The E7500 chipset enables twice the memory bandwidth of legacy SDRAM platforms. In November 2002, we introduced the Intel® E7501 chipset for two-way servers and the embedded computing market segment; the Intel® E7505 chipset for two-way workstations using Intel Xeon processors; and the Intel® E7205 chipset for single processor, entry-level workstations based on the Intel Pentium 4 processor.

  Board-Level Products

        To help proliferate our microarchitectures through all of our computing market segments, we offer board-level products based on our microprocessors. While many of our OEM customers use our microprocessors as components in designing their own computer products, some also use board-level products that we design and build. OEMs may purchase products from us at this level of integration to reduce their time-to-market and to direct their investments to other areas of their product lines. We provide board-level products to give our OEM customers flexibility by enabling them to choose whether to buy at the component or board level.

  Sales and Gross Margin

        For 2002, the majority of our consolidated net revenue and gross margin came from sales of the Intel Pentium 4 microprocessor and related microprocessors based on the Intel NetBurst microarchitecture, as well as related chipsets and boards. Sales of the Pentium III microprocessor and related microprocessors based on the P6 microarchitecture, as well as related products, made up a significant but steadily decreasing portion of our consolidated net revenue and gross margin. During 2001, sales of microprocessors based on the P6 microarchitecture and related board-level products and chipsets made up the majority of our consolidated net revenue and a substantial majority of our gross margin. For the same period, sales of products based on the Intel NetBurst microarchitecture and related products were a significant and rapidly increasing portion of our consolidated net revenue and gross margin. For 2000, sales of microprocessors based on the P6 microarchitecture and related products made up a substantial majority of our consolidated net revenue and gross margin.

  Wireless Communications and Computing Group

        The Wireless Communications and Computing Group provides component-level building blocks for digital cellular communications and other applications requiring both low-power processing and high performance. Our strategy is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and handheld computing devices such as cell phones, personal digital assistants (PDAs) and smart displays. Our current products for the handheld platform include flash memory, processors based on the Intel® XScale™ microarchitecture, and cellular baseband chipsets.

        In the market segment for handheld computing devices, we sell flash memory, baseband chipsets and processors to OEMs of cellular handsets. For OEMs of PDAs, we offer flash memory and processors. Growth in this market segment is dependent on the increased use of handsets with more features and data-intensive applications.

        At the heart of our wireless product strategy is the Intel® Personal Internet Client Architecture (Intel® PCA), an open architecture platform that describes the separation of communication and application building blocks for data-enabled cellular phones and portable handheld devices. By separating the communication and application elements within a device, Intel PCA allows for faster time-to-market for our customers and a standard, scalable platform for application development.

        Net revenue for the Wireless Communications and Computing Group operating segment made up approximately 8% of our consolidated net revenue for 2002.

  Flash Memory

        Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is also found in common consumer products, including MP3 music players, handheld voice recorders and digital answering machines, as well as industrial products. In the first quarter of 2002, we began shipping the industry's first flash memory built on the 0.13-micron manufacturing process technology. This new flash chip, the 32-Mb Advanced+ Boot Block flash chip, is nearly 50% smaller and consumes less power than its 0.18-micron predecessor, making it ideal for cell phones and other electronics equipment for which small form factor and low power consumption are critical.

        In April 2002, we introduced the Intel® Wireless Flash memory at 1.8 volts, running up to four times faster than previous flash solutions. These flash memory products increase the performance of data-intensive Internet phone applications such as browsing, streaming multimedia and text messaging.

        Our Intel StrataFlash® memory technology provides a cost-effective, single-chip solution for code execution and data storage. In October 2002, we introduced the Intel StrataFlash® Wireless memory, the world's first 1.8-volt multi-level cell flash memory on industry-leading 0.13-micron process technology. The new product is the first to combine wireless performance features with Intel StrataFlash technology, doubling the number of bits in a single memory cell (multi-level cell) for higher performance and greater data storage for wireless devices. It is the first multi-level cell memory to run at 1.8 volts, the lowest in the industry.

  Processors for Handheld Computing Devices

        The Intel XScale microarchitecture, offering low power consumption and fast clock speeds, enables a new generation of handheld and cellular devices, as well as wireless smart displays. Smart displays are wireless flat-panel displays that are used as monitors when docked to a base desktop PC, but when detached become a mobile monitor using 802.11 industry standard wireless technology. In February 2002, we introduced the Intel® PXA250 and PXA210 chips, designed to enable mobile phones and handheld computing devices to deliver music, video and computer games. In March 2002, we introduced extended temperature versions of the Intel PXA250 and Intel PXA210 application processors for use in telematics terminals in cars, to provide services such as roadside emergency assistance, navigation systems, integrated hands-free cellular phones, and multimedia entertainment and information systems.

        In September 2002, we introduced Intel® Wireless MMX™ technology for the Intel PCA architecture, designed to bring desktop-like multimedia capabilities to wireless and handheld products based on Intel PCA.

        In October 2002, we introduced "system-in-a-package" technology in the form of the Intel® PXA261 and PXA262 microprocessors, designed for data-enabled wireless handsets based on Intel PCA. These processors place an Intel XScale technology-based processor directly on top of Intel StrataFlash memory chips in a single package.

  Cellular Baseband Chipsets

        We offer baseband chipsets for designing multi-mode, multi-band wireless handsets. Our chipsets support multiple wireless standards and deliver enhanced voice quality and high integration, while reducing power consumption and costs. We offer the Intel® D5205 TDMA Baseband Chipset, a compact two-chip solution, and the Intel® 5206 TDMA Baseband Chip, a compact single-chip solution, both for dual-mode cellular and Personal Communication Services (PCS) band applications. We also offer the Intel® D5314 PDCharm2 Single-Chip Baseband, a compact single-chip solution for dual rate (full and half rate) baseband processing for personal digital cellular handheld phones.

        We are working toward the convergence of computing and communications in this market segment by developing technology for mobile handheld clients that combines baseband communications features with memory and applications processing functionality. In February 2003, we announced our first "wireless-Internet-on-a-chip" cellular processor, which will integrate these three functions.

  Intel Communications Group

        The Intel Communications Group provides silicon and integrated networking and communications building blocks based on three focus areas that we believe to be defining trends for the Internet: Ethernet connectivity products, optical components and network processing components that provide programmable building blocks for modular networking infrastructure. We also offer embedded control chips for use in imaging products, automotive systems and other applications.

        Net revenue for the Intel Communications Group operating segment made up approximately 8% of our consolidated net revenue for 2002.

  Ethernet Connectivity Products

        Ethernet is an industry-standard technology used to translate and transmit data in packets across networks. As Ethernet expands from the traditional local area network (LAN) environment into the wireless LAN (WLAN) market segment, the metropolitan area network (MAN) and the networked storage market segment, we are expanding our Ethernet product portfolio to address these emerging market segments. In storage, we are developing products that enable storage resources to be added to any location on an Ethernet network. For the MAN market segment, we offer Ethernet products at multiple levels of integration to provide a low-cost solution with increased speed and signal transmission distance (commonly referred to as "reach").

        Our LAN strategy is to maintain leadership in client Ethernet connections as the market segment transitions from Fast Ethernet to Gigabit Ethernet. Gigabit Ethernet networks allow the transmission of one billion individual bits of information per second. By contrast, Fast Ethernet networks transmit 100 million bits of information per second (Mbps, or megabits per second).

        In February 2002, we introduced three new single-chip Gigabit Ethernet products for desktop PCs, workstations and servers that are significantly smaller and use less power than previous products. The products include a new single-port, single-chip Gigabit Ethernet controller for workstations and a dual-port, single-chip controller, enabling server manufacturers to add two Gigabit Ethernet network connections in the same amount of space previously required for a single connection. In addition, we introduced a new Gigabit Ethernet adapter, the Intel® PRO/1000 T IP Storage Adapter, designed to make networked storage easier and less expensive by enabling block storage data to travel over copper-based Ethernet networks.

        Our strategy in wireless Ethernet is to significantly accelerate deployment of WLAN capability by developing WLAN products and fostering the adoption of integrated WLAN into the mobile and notebook computer segments. The Intel® PRO/Wireless 5000 LAN Dual Band Access Point allows for simultaneous connections of 802.11b and 802.11a networks to the same device. The 802.11 specification is a networking standard set by the Institute of Electrical and Electronic Engineers (IEEE). Compared to 802.11b, products based on the 802.11a specification can provide a faster exchange of data between computing devices and networks.

  Optical Components

        Opto-electronic components are electrical components used in optical networking equipment, and Synchronous Optical Network (SONET), Synchronous Digital Hierarchy (SDH) and Ethernet are the primary optical data transport standards in the telecommunications industry. For the MAN and wide area network (WAN) market segments, we provide a variety of multi-protocol and multi-rate components that support SONET/SDH and Ethernet standards.

        In March 2002, we introduced five new optical networking components that give telecommunications equipment manufacturers increased flexibility when building 10-Gigabit-per-second optical networking systems. These products span the range of optical networking applications, from enterprise to metro and long-haul market segments.

        Also in March 2002, we announced that we are expanding our optical networking business to include photonics design and manufacturing. Photonics is a specialized field that involves manipulating light pulses over optical fiber for the transmission and processing of information over networks. We also introduced the single-chip Intel® 82597EX 10 Gigabit Ethernet controller running at 10 Gigabits per second. This controller brings high-performance 10-Gigabit Ethernet connections to the enterprise market segment.

        In August 2002, we introduced optical transceiver products designed to accelerate 10-Gigabit communications in enterprise data centers. In November 2002, we expanded this product line with a suite of five optical components aimed at meeting the reduced size, cost and power consumption requirements for 10-Gigabit optical transceivers used in enterprise applications.

  Network Processing Components

        The Intel® Internet Exchange Architecture (Intel® IXA) provides a flexible platform for the networking and communications industry to build faster, more intelligent networks using reprogrammable silicon. Our network processor products consist of advanced, programmable devices that are used in networking equipment to rapidly manage and direct data moving across the Internet and corporate networks. Our strategy in network processing is to develop an industry-leading product roadmap, invest in modular communications standards and enable activities to accelerate silicon deployment.

        In February 2002, we unveiled a family of network processors based on the Intel XScale core microarchitecture. These network processors are designed for applications extending from the home and office to service providers' central switching offices and include the Intel® IXP2800 network processor for network core applications, such as ultra-high-speed switch/routers; the Intel® IXP2400 network processor for multi-service switches and similar equipment at the network edge; and the Intel® IXP425 network processor for equipment that brings digital subscriber line (DSL) service, cable Internet service and wireless networking to homes and offices. In February 2003, we introduced the Intel® IXP 420, IXP 421 and IXP 422 network processors for equipment aimed at home, small office/home office (SOHO) and small- to medium-enterprise market segments.

        In September 2002, we expanded our communications processing product portfolio with two new processors for communications equipment manufacturers: the Intel® IXC1100 control-plane processor, our first control-plane processor based on the Intel XScale technology, and the low-voltage Intel Xeon applications and services processor. These chips combine integrated technologies with low power consumption for communications and wireless infrastructure equipment.

        In October 2002, we introduced the Intel® IXP2850 network processor, which builds on the Intel IXP2800 network processor architecture to provide added encryption and data integrity standards, allowing for more secure content processing for applications such as virtual private networks and web services.

  Embedded Control Chips

        Our embedded control chips are used in a broad range of applications, including imaging products, storage media, point-of-sale systems, industrial automation equipment and automotive systems. Product families include the Intel 186, Intel386™, Intel486™, Intel® Pentium® II, and Intel® Pentium® III processors; the Intel® i960® processor; and 8-bit and 16-bit microcontrollers. In June 2002, Intel added the Mobile Intel Pentium 4 Processor-M and the Intel Pentium 4 processor to its line-up of embedded processors, for use in high-performance embedded computing solutions such as virtual private networks, firewalls, point-of-sale terminals and kiosk applications.

Manufacturing, Assembly and Test

        As of year-end 2002, more than 70% of our wafer manufacturing, including microprocessor, flash memory and networking silicon fabrication, was conducted within the United States at our facilities in Arizona, Oregon, New Mexico, Massachusetts, Colorado and California. Outside the United States, almost 30% of our total wafer fabrication, primarily microprocessor and chipset fabrication, was conducted at our facilities in Israel and Ireland.

        As of year-end 2002, the majority of our microprocessors and chipsets was manufactured using our 0.13-micron process technology, on 200mm (8-inch) wafers, in Oregon, Arizona, Massachusetts and California. The latest Pentium 4 processors are manufactured using our 0.13-micron process technology. The 0.13-micron process technology is our most advanced high-volume production process featuring structures smaller than 1/1000th the thickness of a human hair (0.18 micron is 1/500th the thickness of a human hair). We also continue to manufacture microprocessors and chipsets using our 0.18-micron process technology in Israel, Ireland, Arizona and New Mexico.

        In 2002, we brought on line our second 300mm (12-inch) wafer fabrication facility in New Mexico. Both our New Mexico and Oregon 300mm facilities currently manufacture processors based on 0.13-micron process technology. In the third quarter of 2002, we announced plans to begin manufacturing processors on 300mm wafers using our next-generation 90-nanometer (a nanometer is one-billionth of a meter) process technology in the second half of 2003. We expect to have three 300mm wafer facilities using the 90-nanometer process by the end of 2004, with the third facility under construction in Ireland. We believe we are the first company to complete development of 90-nanometer process technology and to demonstrate manufacturing readiness with complex integrated circuits. We also announced plans for two additional 300mm facilities in Oregon and Arizona that will start production after 2004.

        During 2002, we ramped our flash memory production using 0.13-micron process technology in New Mexico and California. In the first half of 2003, we intend to ramp flash memory production using 0.13-micron process technology in Ireland. We also manufacture flash memory in Colorado and New Mexico using our 0.18-micron technology.

        We perform a substantial majority of our components assembly and test, including assembly and test for microprocessors, at facilities in Malaysia, the Philippines and Costa Rica. We also perform components assembly and test for chipsets and flash memory at a facility in China. In the third quarter of 2002, we announced an additional investment in our facilities in China with plans to add microprocessor assembly and test capabilities in 2003. We plan to continue to invest in new assembly and test technologies and facilities to keep pace with our microprocessor, chipset and flash technology improvements.

        We also manufacture microprocessor- and networking-related board-level products in Malaysia and California. During the first half of 2002, for cost-competitive reasons, we phased out our systems manufacturing operations in Washington that produced microprocessor- and networking-related system-level products.

        To augment capacity in the United States as well as internationally, we use subcontractors to perform assembly of certain products, primarily flash memory, chipsets, and networking and communications products, as well as third-party manufacturing services (foundries) to manufacture wafers for certain components, including networking and communications products. We also use subcontractors to manufacture some board-level products and systems, and we purchase certain communications networking products from external vendors, primarily in the Asia-Pacific region.

        We have thousands of suppliers, including subcontractors, providing our various materials and service needs. We seek, where possible, to have several sources of supply for all of these materials and resources, but on limited occasions we may rely on a single or limited number of suppliers, or upon suppliers in a single country. In those cases, we develop and implement plans and actions to minimize the exposure that would result from a disruption at that supplier. We also typically have multiple factories at multiple sites around the world producing our products. However, some products are produced in only one factory, and again we seek, through other actions and plans, to minimize the exposure that would result from a disruption at that factory.

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

        We operate globally—with sales offices; research and development; and manufacturing, assembly and test in many countries—and so we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations; tariff, import and other related restrictions and regulations. If terrorist activity, armed conflict, civil or military unrest or political instability occurs in the United States, Israel or other locations, such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for Intel's products. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

        We maintain a program of insurance coverage for various types of property, casualty and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. The types and amounts of insurance obtained vary from time to time depending upon availability, cost and our decisions with respect to risk retention. The deletion of insurance coverage for terrorist acts following the attacks on the World Trade Center in New York City served as the impetus for the recently enacted Terrorism Risk Insurance Act of 2002 requiring insurers to offer terrorism coverage within the United States. As with any new legislation, there are limitations and restrictions that are not yet fully understood, and pricing of such coverage may be prohibitive. We will continue to evaluate the purchase of terrorism coverage should pricing and terms become more favorable.

        For information regarding environmental proceedings related to certain facilities, see the information under the heading "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

Employees

        In July 2002, we announced that we expected to reduce our workforce by approximately 4,000 employees over the remainder of 2002, primarily through attrition, voluntary separation programs and some targeted business disinvestments. We had exceeded this goal by the end of 2002. As of December 28, 2002, we employed approximately 78,700 people worldwide, with a little over 35% of these employees located outside the United States.

Sales

        Most of our products are sold or licensed through sales offices located near major concentrations of users, primarily throughout the Americas, Europe, Asia-Pacific and Japan. Sales agreements often contain standard terms and conditions covering matters such as pricing, payment terms, and warranties as well as indemnities for issues specific to our products, such as patent and copyright indemnities. From time to time we may enter into additional agreements with customers covering, for example, new product development and marketing, private-label branding and other matters. Sales of particular products are generally done with purchase orders issued under the sales agreements. Most of Intel's sales are done using electronic and web-based processes that allow the customer to review inventory availability and to track the progress of specific goods under order. Pricing on particular products may vary based on volumes ordered and other factors. Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® program.

        We also use industrial and retail distributors and sales representatives to distribute our products worldwide. Typically, distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. Most of our sales to distributors are made under agreements allowing for price protection on unsold merchandise and right of return on stipulated quantities of unsold merchandise. Sales representatives generally do not offer directly competitive products but may carry complementary items manufactured by others. Representatives do not maintain a product inventory; instead, their customers place orders directly with us or through distributors.

        We have a worldwide reseller sales channel with thousands of indirect customers who are systems builders. These systems builders purchase Intel microprocessors and other products from distributors and receive various levels of technical and marketing services and support directly from Intel. We have a "boxed processor program" that allows distributors to sell Intel microprocessors in small quantities to these systems builder customers; boxed processors are also made available in direct retail outlets. Since 1994, our worldwide reseller sales channel has grown substantially and has become an increasingly important part of our business. Through our various programs supporting the reseller sales channel, we seek to maintain positive customer relations with these numerous systems builders around the world.

        Our products are typically shipped under terms that transfer title to the customer, even in arrangements where the customer may have a later right to return or to exchange the products and the recognition of revenue on the sale is deferred. The sales agreements typically provide that payment is due at a later date, such as 30 days after shipment or delivery. Our credit department sets accounts receivable and shipping limits for individual customers, for the purpose of controlling credit risk to Intel regarding outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as retention of a security interest in the product or the receipt of some form of third-party guarantee or other credit enhancement. We may seek credit enhancement devices such as stand-by letters of credit or credit insurance where the credit lines required to support the level of business with specific customers exceed what we consider to be normally acceptable risk levels. Credit losses may still be incurred due to bankruptcy, fraud or other failure of the customer to pay. See "Schedule II—Valuation and Qualifying Accounts" on page 83 in this Form 10-K for information on our allowance for doubtful receivables.

        In 2002, we conducted business with more than 2,000 customers worldwide. Dell Computer Corporation contributed approximately 16% to our total sales. Hewlett-Packard Company contributed approximately 15% to our total sales (including sales to Compaq Computer Corporation before the merger with Hewlett-Packard). A substantial majority of the sales to these customers consisted of Intel Architecture business products. No other customer accounted for more than 10% of our total revenue. Sales to our three largest customers accounted for approximately 38% of total revenue. For the information regarding revenue and operating profit by reportable segments and revenue from unaffiliated customers by geographic region/country, see "Note 21: Operating Segment and Geographic Information" in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

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

Competition

        Our goal is to be the preeminent building block supplier to the worldwide Internet economy. Focusing on our core competencies in silicon design and manufacture of integrated circuits as well as our expertise in digital computing and communications, we believe we are well positioned to drive the convergence of computing and communications through silicon integration. In each of our market segments, our products compete, to various degrees, on the basis of functionality, performance, quality, price and availability. Our ability to compete also depends upon our ability to provide worldwide support for our customers. Rapid advances characterize the semiconductor industry, and our ability to continue to compete depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements, and develop and launch new products to meet them, and at the same time reduce our costs. Our competitors also routinely add features to their products, seek to increase their products' performance and/or sell their products at lower prices over time. We cannot predict whether our products will continue to compete successfully with existing rival architectures and/or whether new architectures will establish or gain market acceptance or increase competition with our products.

        In the semiconductor industry, prices decline rapidly as unit volumes grow, further competition develops and production experience is accumulated. The life cycle of our products is very short, often less than a year. Many companies compete with us in the various computing, networking and communications market segments, and are engaged in the same basic fields of activity, including research and development. Worldwide, these competitors range in size from large multinational companies with multiple product lines to smaller companies that compete in specialized market segments. In some cases our competitors are also customers and/or suppliers. Some competitors have integrated operations, including their own manufacturing facilities, while other competitors perform certain functions themselves and outsource design, manufacturing and/or other functions. Competitors who outsource their manufacturing can significantly reduce their capital expenditures.

        Most of our products, including all of our Intel architecture microprocessors, are built in our own manufacturing facilities, although a substantial portion of Intel Communications Group's manufacturing is performed by third-party manufacturers. We believe that our network of manufacturing facilities and assembly/test facilities is a competitive advantage. This network allows us more direct control of our processes, quality control, product cost, volume and timing of production and other factors. These types of facilities are very expensive, and many of our competitors do not own such facilities because they cannot afford to do so or because their business models involve the use of third-party facilities for manufacturing and assembly/test. These "fabless semiconductor companies" include, e.g., Broadcom Corporation, NVIDIA Corporation, QUALCOMM Incorporated, and VIA Technologies, Inc. Some of our competitors own portions of such facilities through investment or joint-venture arrangements with other companies. There is a group of third-party manufacturing and assembly/test companies (foundries) that offer their services to companies without owned facilities or companies needing additional capacity. These foundries may also offer intellectual property, design services, and other goods and services to our competitors.

        Many of our competitors are licensed to use our patents, and we are licensed to use their patents, through various cross-licensing agreements. Some competitors have broad licenses with us, and under current case law, such licenses permit these competitors to pass our patent rights on to others. If one of these licensees becomes a foundry, our competitors might be able to avoid our patent rights in manufacturing competing products.

        We plan to continue to cultivate new businesses and work with other hardware and software companies and industry groups to expand product offerings and Internet capabilities, including the infrastructure for wireless access, and develop compelling software applications and operating systems designed to take advantage of our higher performance microprocessors and chipsets as well as our next-generation semiconductor components. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standard-setting organizations. Our participation does not ensure that any standards or specifications adopted by these organizations will be consistent with our product planning. Participation in such initiatives may require us to license our patents to other companies that adopt the standards or specifications, even when such organizations do not adopt standards or specifications proposed by Intel. Any Intel patents implicated by our participation in such initiatives might not be available for us to enforce against others who might be infringing those patents.

        When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products and to be competitive within each relevant market segment. From time to time, we may terminate product development before completion or decide not to manufacture and sell a developed product, so we do not expect that all of our product development projects will result in products that ultimately are released for sale. For example, we may decide that the product might not be sufficiently competitive in the relevant market segment, or, for technological or marketing reasons, we may decide to offer a different product instead. Our products often incorporate features that will only increase the product's performance or otherwise be useful to the end user if other companies have developed operating systems, other software applications or other hardware that take advantage of these features.

  Intel Architecture Business

        The Intel Architecture business supports the desktop and mobile platforms with the IA-32 architecture. The Intel Architecture business also supports the enterprise platform with the Intel Xeon processor family for workstations and mid-range to high-end servers, and the Intel Itanium processor family for enterprise-class servers. For desktop platforms, our strategy is to introduce ever-higher performance microprocessors and chipsets, developed for different market segments of the worldwide computing market, using a tiered branding approach. For the mobile platform, our strategy is to deliver products optimized for the four mobility vectors: performance, battery life, form factor and wireless capability. For the enterprise platform, our strategy is to provide high-performance processors and the best price for performance across the entire range of server and workstation market segments.

        Our financial results are substantially dependent on microprocessor sales by the Intel Architecture operating segment. Many of our competitors, including Advanced Micro Devices, Inc. (AMD), our primary microprocessor competitor, market software-compatible products intended to compete with Intel architecture-based processors. We also face significant competition from companies offering rival microprocessor designs, such as International Business Machines Corporation (IBM) and Motorola, Inc., which supply microprocessors to Apple Computer, Inc. Competitive product offerings continue to increase in the market segments where we have product offerings. Our desktop processors compete with products offered by AMD, IBM, Motorola and VIA, among others. Our mobile microprocessor products compete with products offered by AMD, IBM, Motorola, Transmeta Corporation and VIA, among others. Our server processors compete with software-compatible products offered by AMD and with established products based on rival architectures, including those offered by Hewlett-Packard Company, IBM and Sun Microsystems, Inc. Our chipsets compete in the various market segments against various types of chipsets that either support our microprocessor products or rival microprocessor products. Competing chipsets are produced by companies such as ATI Technologies, Inc., Broadcom Corporation, Silicon Integrated Systems Corporation (SIS) and VIA. We also compete with other companies offering special-purpose products used in the desktop, mobile and server segments, such as NVIDIA Corporation, which offers graphics components.

  Wireless Communications and Computing Group

        Within the Wireless Communications and Computing Group, our strategy is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and personal information devices. For the handheld platform, we currently offer Intel Flash memory, processors based on the Intel XScale microarchitecture, and cellular baseband chipsets. In our various market segments, our products currently compete with the products of other companies, such as AMD, QUALCOMM, Samsung Semiconductor Inc., ST Microelectronics Group and Texas Instruments Incorporated.

  Intel Communications Group

        Within the Intel Communications Group, our strategy is to be the leading supplier of silicon and integrated networking and communications building blocks for OEMs. We are developing products that focus on technologies that we believe are essential to build out the Internet: Ethernet connectivity products, including products designed for wireless applications, optical products and network processing components. In these areas, we face competition from both established and emerging companies. Our products currently compete against offerings from companies such as Applied Micro Circuits Corporation, Broadcom, IBM, Intersil Corporation, Marvell Technology Co. Ltd. and PMC-Sierra, Inc. Many of our competitors use acquisitions to obtain alternative technologies and products in an effort to achieve leading-edge market positions. The Intel Communications Group market segments have been substantially adversely affected by the economic downturn of the past two years, resulting in no growth or reduced total available market in those segments. These market conditions have resulted in increased competition for the remaining available business opportunities. We cannot predict whether our networking and communications products will continue to compete successfully with those of our existing competitors or new market entrants.

Research and Development

        We have maintained our competitive position to a large extent because of our emphasis on research and development, and our goal is to be one generation ahead of the competition in our product offerings and process technologies. Investing in research and development has enabled us to deliver leading-edge technology and has permitted our customers to commit to the use of these new products in the development of their own products. Our research and development activities are directed toward developing new products; hardware technologies; and manufacturing, packaging and testing processes; as well as improving existing products and lowering costs. In addition, we plan to continue to invest in the development of products and process technologies that combine, through silicon integration or complementary product offerings, our strengths in computing and communications.

        We perform a substantial majority of the design and development of components and other products in the United States at our facilities in California, Oregon, Arizona, Washington and Massachusetts. Outside the United States, we have been increasing our product development facilities at various locations, including Israel, Malaysia, India, China and Russia. We also maintain research and development facilities in Oregon and

California that are focused on improving manufacturing processes, as well as facilities in Arizona and Malaysia that are dedicated to improvements in assembly and test processes.

        We believe that a key trend in the advancement of technology will be the convergence of computing and communications. Users of mobile devices in particular will benefit from the increased functionality of their portable computing devices as computing and communications converge. Throughout 2002, we had key development initiatives around this convergence theme. In March 2003, we plan to introduce products based on the Intel Centrino mobile technology, our first computing technology designed and optimized specifically to maximize the wireless computing experience for mobile PC users. Intel Centrino mobile technology is a combination of a new Intel Pentium M processor with the related Intel chipset and 802.11-based wireless networking technology, designed to enable extended battery life, reliable wireless connectivity, thin and light form factors, and optimized processor performance. In addition, in February 2003 we announced our first "wireless-Internet-on-a-chip" cellular processor for mobile handheld clients, combining baseband communications features with memory and applications processing functionality.

        As the technology industry develops operating systems and software with capabilities to address growing data traffic management, storage, computing and communications needs, we believe that there will be increased demand for higher performance enterprise platform products. In line with this belief, we continued our development initiatives around enterprise platform products. As a result, in February 2002, we were able to introduce the first Intel Xeon processor, based on the Intel NetBurst microarchitecture, featuring Hyper-Threading Technology (HT Technology). Server platforms running on these Intel Xeon processors, with the supporting components and operating system necessary to use HT Technology, significantly boost system performance for two-way systems compared to server platforms running on our previous Pentium III processors. Shipping of the Intel Itanium 2 processor during third quarter of 2002 was also a significant achievement. The Intel Itanium 2 processor is the second member of our Itanium processor family, designed for high-end enterprise and high-performance applications, which need the capability of handling high transaction volumes, complex transactions and other data-intensive computing.

        We also announced technology advancements that are integrated into Intel's new 90-nanometer manufacturing process technology. We combined the use of strained silicon and copper interconnects that have integrated advanced materials (carbon-doped oxide dielectric material) into our 90-nanometer process. By using strained silicon, electrical current is able to flow more smoothly, increasing the speed of transistors. The copper interconnects integrated with these advanced materials allow for increased signal speed and reduced power consumption. We expect to begin manufacturing processors built using this combined technology in 2003.

        Separately, we also announced plans to incorporate communications capabilities in the 90-nanometer manufacturing process. These capabilities include the use of high-speed transistors and "mixed-signal" circuitry, aimed at producing faster, more integrated, less costly communications chips. These integrated silicon technologies will help drive the convergence of computing and communications.

        We also have research and development initiatives in other wireless, networking and communications product areas. For wireless devices, we have development projects surrounding the Intel PCA architecture. The Intel PCA architecture is our development blueprint for designing wireless handheld communications devices that combine voice communications and Internet access capabilities. Development initiatives around Intel PCA include processor design based on the Intel XScale technology, digital signal processing core development, improved packaging formats and other communications intellectual property. For networking and communications products, we have focused our development efforts on wireless technologies based on the 802.11 industry standards, higher performance Ethernet connectivity products, network processors based on the Intel XScale technology, modular communications building blocks that reduce development costs and time for network systems developers, and standardized optical components and modules for reduced power and cost.

        Our research and development on both processes and products may involve current-generation activities as well as development of process and product roadmaps extending into the future for successive generations. Our manufacturing process work, particularly for future process technology generations, typically involves substantial experimentation, invention and evaluation relating to numerous aspects of manufacturing capability. To varying degrees, these efforts rely on the work of third parties such as university researchers and manufacturers of semiconductor factory equipment. Our process development work may involve alternative and competing technologies, and, for technological or other business reasons, not all of our efforts will result in technology that we deploy in our manufacturing operations.

        Products under development involve various types of input/output capabilities and instruction-set architectures. From time to time, we may terminate product development before completion or decide not to manufacture and sell a developed product, so we do not expect that all of our product development projects will result in products that are ultimately released for sale. For a variety of reasons, we may decide not to move forward with a particular product. For example, we may decide that the product might not be sufficiently competitive in the relevant market, or, for technological or marketing reasons, we may decide to offer a different product instead. Our products often incorporate features that will only increase the product's performance or be otherwise useful to the end user if other companies have developed operating systems, other software applications or other hardware that take advantage of these features. We continue to work with other hardware and software companies and industry groups to encourage the development of product offerings designed to take advantage of our products' features.

        Despite weak economic conditions, we have continued our commitment to invest in leading-edge technology development. Our expenditures for research and development were $4,034 million in fiscal 2002, $3,796 million in fiscal 2001 and $3,897 million in fiscal 2000. In addition, we incurred charges for purchased in-process research and development related to acquisitions of $20 million for fiscal 2002, $198 million for fiscal 2001 and $109 million for fiscal 2000. Despite an overall decrease in our total number of employees, we held the number of our employees engaged in research and development flat at approximately 21,000 at December 2002 compared to December 2001.

Acquisitions and Strategic Investments

        The level of new acquisition and strategic investment activity for 2002 was substantially lower compared to prior years. During 2002, we acquired three development-stage operations in exchange for total consideration of approximately $57 million, augmenting our capabilities in strategic areas within the Intel Communications Group and certain other businesses.

        Under our Intel Capital program, we make equity investments in other companies to further our strategic objectives and to support our key business initiatives for the desktop, mobile and enterprise platforms, as well as networking and communications. In 2002, the Intel Capital program also assumed responsibility for overseeing the development and growth of new businesses internally. The Intel Capital program focuses on investing in companies and initiatives to stimulate growth in computing, communications and the Internet, and to grow the information infrastructure, in order to create new business opportunities and expand markets for our products. This strategic investment program helps advance our overall mission to be the preeminent supplier of building blocks to the worldwide Internet economy. The program seeks to invest in companies and businesses that can succeed and have an impact on their market segment. When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment or wind down the business operation.

Intellectual Property and Licensing

        Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets, trademarks and mask-work rights. We maintain an active program to protect our investment in technology by enforcing our intellectual property rights. We do not intend to license our intellectual property rights broadly unless we can obtain adequate consideration. See also the information under the heading "Competition" in Part I, Item 1 of this Form 10-K.

        We have filed and obtained a number of patents in the United States and abroad. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent. We and other companies in the computing, telecommunications and related high-technology fields typically apply for and receive, in the aggregate, thousands of patents annually in the United States and other countries. In addition, because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire. As a result, we believe that the duration of the applicable patents is adequate relative to the expected lives of our products.

        The software embedded in our component and system-level products is entitled to copyright protection. Under some circumstances, we may require our customers to obtain a software license before we provide them with that software.

        To distinguish genuine Intel products from our competitors' products, we have obtained certain trademarks and trade names for our products, and we maintain cooperative advertising programs with OEMs to promote our brands and identify products containing genuine Intel components.

        We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information.

        Our ability to enforce our patents, copyrights, software licenses and other intellectual property is subject to general litigation risks. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us. Like many companies in the semiconductor and other high-technology industries, we receive claims that we may be infringing others' intellectual property rights. When we receive such claims, we refer them to our counsel, and current claims are in various stages of evaluation and negotiation. If we determine that it is necessary or desirable, we may seek licenses for certain intellectual property rights. However, we can give no assurance that we will be able to obtain licenses from any claimant, or that we can accept the terms of any offered licenses. Further, we are not able to resolve every dispute without litigation, which is typically time-consuming and expensive. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay material amounts of damages. See also the information under the heading "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

Compliance with Environmental Regulations

        To our present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon our operations. We also refer to the information under the heading "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

Executive Officers

        The following sets forth certain information with regard to executive officers of Intel (ages are as of December 28, 2002):

        Craig R. Barrett (age 63) has been a director of Intel since 1992 and Chief Executive Officer since 1998. Prior to that, Dr. Barrett was President from 1997 to 2002, Chief Operating Officer from 1993 to 1997 and Executive Vice President from 1990 to 1997.

        Andrew S. Grove (age 66) has been a director of Intel since 1974 and Chairman of the Board since 1997. Dr. Grove was Chief Executive Officer from 1987 to 1998, President from 1979 to 1997 and Chief Operating Officer from 1976 to 1987.

        Paul S. Otellini (age 52) has been a director of Intel since May 2002, and President and Chief Operating Officer since January 2002. Prior to that, Mr. Otellini was Executive Vice President and General Manager, Intel Architecture Group, from 1998 to January 2002; Executive Vice President and General Manager, Sales and Marketing Group, from 1996 to 1998; and Senior Vice President and General Manager, Sales and Marketing Group, from 1993 to 1996.

        Leslie L. Vadasz (age 66) was a director of Intel from 1988 to May 2002, has been a Director Emeritus of Intel since May 2002 and has been Executive Vice President and President, Intel Capital, since 2000. Prior to that, Mr. Vadasz was Senior Vice President and Director of Corporate Business Development from 1991 to 2000.

        Andy D. Bryant (age 52) has been Executive Vice President and Chief Financial and Enterprise Services Officer since 2001, and Senior Vice President and Chief Financial and Enterprise Services Officer from 1999 to 2001. Prior to that, Mr. Bryant was Senior Vice President and Chief Financial Officer in 1999, and Vice President and Chief Financial Officer from 1994 to 1999.

        Sean M. Maloney (age 46) has been Executive Vice President and General Manager, Intel Communications Group, since 2001. Prior to that, Mr. Maloney was Executive Vice President and Director, Sales and Marketing Group, in 2001; Senior Vice President and Director, Sales and Marketing Group, from 1999 to 2001; Vice President and Director, Sales and Marketing Group, from 1998 to 1999; and Vice President, Sales, and General Manager, Asia-Pacific Operations, from 1995 to 1998.

        Michael R. Splinter (age 52) has been Executive Vice President and Director, Sales and Marketing Group, since 2001. Prior to that, Mr. Splinter was Executive Vice President and General Manager, Technology and Manufacturing Group, in 2001; Senior Vice President and General Manager, Technology and Manufacturing Group, from 1999 to 2001; Vice President and General Manager, Technology and Manufacturing Group, from 1998 to 1999; and Vice President and Assistant General Manager, Technology and Manufacturing Group, from 1996 to 1998.

        F. Thomas Dunlap, Jr. (age 51) has been Senior Vice President and General Counsel since 2001, and Vice President and General Counsel from 1987 to 2001. Mr. Dunlap served as Secretary from 1983 to December 2002.

        Arvind Sodhani (age 48) has been Vice President and Treasurer since 1990.

        Robert J. Baker (age 47) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since 2001, and Vice President and General Manager of Components Manufacturing from 2000 to 2001. Prior to that, Mr. Baker managed Fab Sort Manufacturing from 1999 to 2000 and Microprocessor Components Manufacturing from 1996 to 1999.

        Sunlin Chou (age 56) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since 1998. Mr. Chou was Vice President, Technology and Manufacturing Group, from 1988 to 1998.

        Ronald J. Smith (age 56) has been Senior Vice President and General Manager, Wireless Communications and Computing Group, since 2001, and Vice President, Wireless Communications and Computing Group, from 1999 to 2001. Prior to that, Mr. Smith was Vice President and General Manager, Computing and Enhancement Group, from 1996 to 1999.

Corporate Governance

        Corporate governance is typically defined as the system that allocates duties and authority among a company's stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company's governing body, responsible for hiring, overseeing and evaluating management, particularly the Chief Executive Officer (CEO); and management runs the company's day-to-day operations. The primary responsibilities of Intel's Board of Directors are oversight, counseling and direction to Intel's management in the long-term interests of Intel and its stockholders. The Board's detailed responsibilities include: (a) selecting, regularly evaluating the performance of, and approving the compensation of the Chief Executive Officer and other senior executives; (b) planning for succession with respect to the position of Chief Executive Officer and monitoring management's succession planning for other senior executives; (c) reviewing and, where appropriate, approving Intel's major financial objectives, strategic and operating plans and actions; (d) overseeing the conduct of Intel's business to evaluate whether the business is being properly managed; and (e) overseeing the processes for maintaining Intel's integrity with regard to its financial statements and other public disclosures and compliance with law and ethics. The Board of Directors has delegated to the Chief Executive Officer, working with Intel's other executive officers, the authority and responsibility for managing Intel's business in a manner consistent with Intel's standards and practices, and in accordance with any specific plans, instructions or directions of the Board. The Chief Executive Officer and management are responsible to seek the advice and, in appropriate situations, the approval of the Board with respect to extraordinary actions to be undertaken by Intel.

        The current Board members include eight independent directors and three members of Intel's senior management: Craig Barrett, Intel's Chief Executive Officer; John Browne, Group Chief Executive of BP plc.; Winston Chen, Chairman of Paramitas Foundation; Andrew Grove, Intel's Chairman of the Board; D. James Guzy, Chairman of Arbor Company; Reed Hundt, Senior Advisor to McKinsey & Company, Inc. and Venture Partner of Benchmark Capital; Paul Otellini, Intel's President and Chief Operating Officer; David Pottruck, President and Co-Chief Executive Officer of The Charles Schwab Corporation (The Charles Schwab Corporation has appointed Mr. Pottruck as its sole Chief Executive Officer effective May 9, 2003); Jane Shaw, Chairman and Chief Executive Officer of Aerogen, Inc.; David Yoffie, Professor of International Business Administration, Harvard Business School; and Charles Young, President of the University of Florida. The Board also has two Directors Emeriti who may participate in Board meetings but do not vote.

        The Board and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as appropriate. Board agendas include regularly scheduled sessions for the independent directors to meet without management present, and the Board's Lead Independent Director leads those sessions. Board members have access to all Intel employees outside of Board meetings, and the Board has a director program that encourages each director to visit different Intel sites worldwide on a regular basis and meet with local management at those sites.

        The Board has delegated various responsibilities and authority to different Board committees. The Board currently has, and appoints the members of, standing Audit, Compensation, Corporate Governance, Executive, Finance and Nominating Committees. Each of these committees has a written charter approved by the Board.

        The Audit Committee assists the Board in its general oversight of Intel's financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation, and oversight of the work of the company's independent auditors.

        The Compensation Committee reviews and approves salaries and other matters relating to executive compensation, and administers Intel's stock option plans, including reviewing and granting stock options to officers and other employees. The Compensation Committee also reviews and approves various other company compensation policies and matters.

        The Corporate Governance Committee reviews and reports to the Board on a periodic basis with regard to matters of corporate governance. The Corporate Governance Committee also reviews and assesses the effectiveness of the Board's Guidelines on Significant Corporate Governance Issues and recommends to the Board proposed revisions to the Guidelines. In addition, the Corporate Governance Committee makes recommendations to the Board regarding the agenda for Intel's annual stockholders' meetings, and reviews stockholder proposals and makes recommendations to the Board for action on such proposals.

        The Executive Committee may exercise the authority of the Board between Board meetings, except to the extent that the Board has delegated authority to another committee or to other persons, and except as limited by Delaware law.

        The Finance Committee reviews and recommends matters related to Intel's capital structure, including issuing and restructuring debt and equity securities; Intel's dividend policy and dividend declarations; banking arrangements, including investments of corporate cash; and management of the corporate debt structure. In addition, the Finance Committee reviews and approves structured finance and other cash management transactions whose authorization is not otherwise approved by the Board or delegated to Intel's management.

        The Nominating Committee makes recommendations to the Board regarding the size and composition of the Board. The Nominating Committee is responsible for reviewing with the Board from time to time the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board. This assessment includes issues of diversity in numerous factors such as age; understanding of and experience in manufacturing, technology, finance and marketing; and international experience and culture. These factors, and others as considered useful by the Committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. The Nominating Committee establishes procedures for the nomination process, recommends candidates for election to the Board and nominates officers for election by the Board.

        Board members also sit on the Investment Policy Committee for Intel's employee retirement plans. This committee also includes Intel management, and is responsible for adopting and amending investment policies as well as selecting and monitoring service providers for the plans. The committee also selects the investment alternatives offered under Intel's 401(k) Savings Plan.

        Each director is expected to attend each meeting of the Board and the committees on which he or she serves. In addition to meetings, the Board and its committees review and act upon matters through written consent procedures.

        The Board has adopted a set of Guidelines on Significant Corporate Governance Issues, and the Board's Corporate Governance Committee is responsible for overseeing the Guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Guidelines are published on the Internet at www.intel.com/intel/finance/corp_gov.htm. Among other matters, the Guidelines include the following:

  •
  A substantial majority of the members of the Board are independent directors, as defined in the applicable rules for NASDAQ*-traded issuers. Independent directors do not receive consulting, legal or other fees from Intel other than Board compensation. Because it is not possible to anticipate or explicitly categorize all potential conflicts of interest that may affect independence, the Board is also responsible to affirmatively determine that each independent director has no other material relationship with Intel or its affiliates or any executive officer of Intel or his or her affiliates. A relationship will be considered "material" if in the judgment of the Board it would interfere with the director's independent judgment.
  •
  Members of the Board must act at all times in accordance with the requirements of Intel's Corporate Business Principles, which are applicable to each director in connection with his or her activities relating to Intel. This obligation includes adherence to Intel's policies with respect to conflicts of interest, confidentiality, protection of Intel's assets, ethical conduct in business dealings, and respect for and compliance with applicable law. Any waiver of the requirements of the Corporate Business Principles with respect to any individual director is reported to, and subject to the approval of, the Board of Directors.
  •
  Directors stand for reelection every year. Independent directors may not stand for reelection after age 72, and employee directors, other than former Chief Executive Officers, may not stand for reelection after age 65.
  •
  The Board's general policy, based on experience, is that the positions of Chairman of the Board and Chief Executive Officer should be held by separate persons as an aid in the Board's oversight of management.
  •
  The Board appoints members of Board committees.
  •
  The Audit, Compensation, Corporate Governance and Nominating Committees consist entirely of independent directors.
  •
  At least annually, the Board reviews Intel's strategic long-range plan, business unit initiatives, capital projects and budget matters.
  •
  The Board has established the position of Lead Independent Director, which is currently held by Dr. Yoffie. Independent directors meet on a regular basis apart from other Board members and management representatives, and the Lead Independent Director is responsible for setting the agenda and running the meetings.

  •
  At least annually, the Board evaluates the performance of the Chief Executive Officer and other senior management personnel.
  •
  The Chief Executive Officer periodically reports to the Board on succession planning and management development.
  •
  The Board has a process whereby the Board and its members are subject to periodic self-evaluation and self-assessment.
  •
  Incentive compensation plans for executives link pay directly and objectively to measured financial goals set in advance by the Compensation Committee.

ITEM 2.    PROPERTIES

        At December 28, 2002, we owned the major facilities described below:

No. of Bldgs.	Location	Total Sq. Ft.	Use
121	United States	27,130,000	Executive and administrative offices, wafer fabrication, research and development, sales and marketing, computer and service functions, e-Commerce data center services, boards and systems manufacturing, and warehousing.
8	Ireland	2,919,000	Wafer fabrication, warehousing and administrative offices.
15	Israel (A)	1,909,000	Wafer fabrication, research and development, warehousing and administrative offices.
12	Malaysia (B)	1,824,000	Components assembly and testing, boards and systems manufacturing, research and development, warehousing and administrative offices.
5	Philippines (C)	1,518,000	Components assembly and testing, warehousing and administrative offices.
4	Costa Rica	863,000	Components assembly and testing, warehousing and administrative offices.
4	People's Republic of China (D)	685,000	Components assembly and testing, research and development and administrative offices.
1	India	200,000	Sales and marketing, research and development and administrative offices.
1	United Kingdom	175,000	Sales and marketing and administrative offices.
3	Japan	158,000	Sales and marketing and administrative offices.
1	Germany	80,000	Sales and marketing and administrative offices.

(A)
A lease on a portion of the land used for these facilities expires in 2039.
(B)
Leases on portions of the land used for these facilities expire in 2003 through 2057.
(C)
Leases on portions of the land used for these facilities expire in 2008 through 2046.
(D)
A lease on a portion of the land used for these facilities expires in 2046.

        As of December 28, 2002, we also leased 70 major facilities in the United States totaling approximately 2,956,000 square feet and 49 facilities in other countries totaling approximately 1,912,000 square feet. These leases expire at varying dates through 2021 and include renewals at our option. Leased facilities decreased in 2002, primarily due to the expiration or termination of leases on facilities no longer needed. We are seeking to sublease approximately 1 million square feet of building space and to dispose of our former manufacturing facility in Puerto Rico. We believe that our existing facilities are suitable and adequate for our present purposes, and that, except as we have discussed above, the productive capacity in such facilities is substantially being utilized or we have plans to utilize it. We also have approximately 433,000 square feet of building space in the United States and approximately 1,688,000 square feet of building space in various international sites under various stages of construction for manufacturing, assembly and test, and administrative purposes. For information regarding environmental proceedings related to certain facilities, see the information under the heading "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

        We do not identify or allocate assets or depreciation by operating segment. Information on net property, plant and equipment by country is included under the heading "Note 21: Operating Segment and Geographic Information" in Part II, Item 8 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

A. Litigation

        We currently are a party to various legal proceedings, including those noted below. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, or future periods.

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

        In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that the Intel® Itanium® processor infringes two Intergraph microprocessor-related patents, and seeking an injunction and unspecified damages.

        In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. Pursuant to the settlement agreement, Intel made a cash payment of $300 million to Intergraph and in return received a license under all Intergraph patents and patent applications filed before April 4, 2012, excluding the patents at issue in the Texas case. Intel has also obtained ownership of 15 Intergraph patents and a general release covering all matters in controversy in the Alabama case.

        In October 2002, the Texas court ruled that Intel infringed both patents at issue in that case, and the Texas court has declined to reconsider its decision. Pursuant to the settlement agreement, Intel paid Intergraph a further $150 million. Intel plans to appeal the trial court's decision, and if Intel prevails on appeal, no further payments will be due to Intergraph under the settlement agreement. However, if Intergraph prevails on either patent, the settlement agreement provides that Intel must pay Intergraph an additional $100 million and will receive a license for the patents at issue in the case.

Edward Harris, et al v. Intel Corporation, et al
U.S. District Court, Northern California

        In May 2000, various plaintiffs filed a class-action lawsuit in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and SEC Rule 14d-10 in connection with Intel's acquisition of DSP Communications, Inc. The complaint alleges that Intel and CWC (Intel's wholly owned subsidiary at the time) agreed to pay certain DSP executives additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP executives' endorsement of Intel's tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs seek unspecified damages for the class, and unspecified costs and expenses. In July 2002, the District Court granted Intel's motion for summary judgment, but in October 2002, the District Court vacated the summary judgment. In February 2003, the parties reached a tentative settlement agreement pending court review and approval. The settlement is not expected to have a material impact on the company's results of operations or financial condition.

VIA Technologies, Inc. and Centaur Technology, Inc. v. Intel
U.S. District Court, Western District of Texas

        In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the United States District Court for the Western District of Texas, alleging that the Intel® Pentium® 4 processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA's C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel's Pentium® II, Pentium® III, Celeron® and Pentium® 4 processors infringe another patent. In August 2002, Intel added an additional claim that VIA's C3 microprocessors infringe an additional Intel patent, and VIA added an additional claim that Intel's Pentium III and Pentium 4 processors infringe another VIA patent. The trial is set for April 7, 2003. VIA seeks an injunction to prohibit Intel from selling the above-mentioned Intel microprocessors, as well as damages in an unspecified amount covering past sales of such Intel products. Intel seeks an injunction against VIA to prohibit VIA from selling the above-mentioned VIA microprocessors, as well as damages in an unspecified amount covering past sales of such VIA products. Intel disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

In re Intel Corporation Securities Litigation (Consolidated), U.S. Dist. Ct., Northern Calif.
Dr. Jayant S. Patel, et al. v. Gordon Moore, et al., Calif. Superior Ct., Santa Clara County
Howard Lasker, et al. v. Gordon Moore, et al., Del. Chancery Ct., New Castle County

        In September, October and November 2001, various plaintiffs filed five class-action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The amended complaint alleges that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company's business and financial condition. In October 2002, the U.S. District Court granted Intel's motion to dismiss the amended complaint without prejudice, and the plaintiffs filed a second amended complaint in November 2002.

        In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company's directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. In May 2002, the California Superior Court sustained Intel's demurrer to the California complaint and granted plaintiffs leave to file an amended complaint, which they then filed. The company filed a demurrer to the amended complaint, which the court sustained without prejudice to the plaintiffs filing a third amended complaint, which the plaintiffs have filed. All complaints seek unspecified damages. The company disputes the plaintiffs' claims and intends to defend the lawsuits vigorously.

Deanna Neubauer et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.,
Third Judicial Circuit Court, Madison County, Illinois

        In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois against Intel, Hewlett-Packard Co., HPDirect, Inc. and Gateway Inc., alleging that defendants' advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor's processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages and attorneys' fees and costs. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

B. Environmental Proceedings

        Intel has been named to the California and U.S. Superfund lists for three of our sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency (EPA) to evaluate the groundwater in areas adjacent to one of our former sites. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site, including expected costs to complete. Under the California and U.S. Superfund statutes, liability for cleanup of this site and the adjacent area is joint and several. The company, however, has reached agreement with those same two companies that significantly limits the company's liabilities under the proposed cleanup plan. Also, the company has completed extensive studies at our other sites and is engaged in cleanup at several of these sites. In the opinion of management, the potential losses to the company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the company's financial position or overall trends in results of operations, even if joint and several liability were to be assessed.

        The estimate of the potential impact on the financial position or overall results of operations for the above legal and environmental proceedings could change in the future.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        The information regarding market, market price range and dividend information may be found in "Financial Information by Quarter (Unaudited)" in Item 8 on page 78 of this Form 10-K. Additional information concerning dividends may be found in the following sections of this Form 10-K: "Selected Financial Data" in Item 6 and "Consolidated Statements of Cash Flows" and "Consolidated Statements of Stockholders' Equity" in Item 8.

        As of February 21, 2003, there were approximately 240,000 registered holders of record of Intel's common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        Ten Years Ended December 28, 2002

(In Millions)	Net Revenue	Gross Margin	Research & Development	Purchased In-Process Research & Development	Amortization of Goodwill	Amortization and Impairment of Acquisition-Related Intangibles and Costs	Operating Income
2002	$26,764	$13,318	$4,034	$20	—	$548	$4,382
2001	$26,539	$13,052	$3,796	$198	$1,710	$628	$2,256
2000	$33,726	$21,076	$3,897	$109	$1,310	$276	$10,395
1999	$29,389	$17,553	$3,111	$392	$307	$104	$9,767
1998	$26,273	$14,185	$2,509	$165	$17	$39	$8,379
1997	$25,070	$15,125	$2,347	—	—	—	$9,887
1996	$20,847	$11,683	$1,808	—	—	—	$7,553
1995	$16,202	$8,391	$1,296	—	—	—	$5,252
1994	$11,521	$5,945	$1,111	—	—	—	$3,387
1993	$8,782	$5,530	$970	—	—	—	$3,392
(In Millions—Except Per Share Amounts)	Net Income	Basic Earnings Per Share[1]	Diluted Earnings Per Share[2]	Weighted Average Diluted Shares Outstanding	Dividends Declared Per Share	Dividends Paid Per Share
2002	$3,117	$.47	$.46	6,759	$.080	$.080
2001	$1,291	$.19	$.19	6,879	$.080	$.080
2000	$10,535	$1.57	$1.51	6,986	$.070	$.070
1999	$7,314	$1.10	$1.05	6,940	$.055	$.055
1998	$6,068	$.91	$.86	7,035	$.025	$.033
1997	$6,945	$1.06	$.97	7,179	$.029	$.028
1996	$5,157	$.78	$.73	7,101	$.024	$.023
1995	$3,566	$.54	$.50	7,072	$.019	$.018
1994	$2,288	$.34	$.33	6,992	$.014	$.014
1993	$2,295	$.34	$.33	7,056	$.013	$.013
(In Millions—Except Employees)	Net Investment In Property, Plant & Equipment	Total Assets	Long-Term Debt & Put Warrants	Stock- holders' Equity	Additions to Property, Plant & Equipment	Employees At Year-End (In Thousands)
2002	$17,847	$44,224	$929	$35,468	$4,703	78.7
2001	$18,121	$44,395	$1,050	$35,830	$7,309	83.4
2000	$15,013	$47,945	$707	$37,322	$6,674	86.1
1999	$11,715	$43,849	$1,085	$32,535	$3,403	70.2
1998	$11,609	$31,471	$903	$23,377	$4,032	64.5
1997	$10,666	$28,880	$2,489	$19,295	$4,501	63.7
1996	$8,487	$23,735	$1,003	$16,872	$3,024	48.5
1995	$7,471	$17,504	$1,125	$12,140	$3,550	41.6
1994	$5,367	$13,816	$1,136	$9,267	$2,441	32.6
1993	$3,996	$11,344	$1,114	$7,500	$1,933	29.5

1
Amortization of goodwill reduced basic earnings per share in 2001 by $0.23 ($0.19 in 2000 and $0.05 in 1999). Goodwill is no longer amortized, beginning in 2002.

2
Amortization of goodwill reduced diluted earnings per share in 2001 by $0.22 ($0.18 in 2000 and $0.05 in 1999).

        In addition, the ratio of earnings to fixed charges for each of the five years in the period ended December 28, 2002 were as follows:

Fiscal Year
1998	1999	2000	2001	2002
167x	166x	171x	18x	32x

        Fixed charges consist of interest expense and the estimated interest component of rent expense.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following section should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

        The "Strategy," "Critical Accounting Estimates" and "Outlook" sections all contain a number of forward-looking statements, all of which are based on our current expectations. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not closed as of March 5, 2003.

Strategy

        Our goal is to be the preeminent building block supplier to the worldwide Internet economy. Focusing on our core competencies in the design and manufacture of integrated circuits, as well as our expertise in digital computing and communications, we believe we are well positioned to drive the convergence of computing and communications through silicon integration. We focus on developing advanced technology solutions tailored to meet user requirements in specific settings, providing the features people want in their homes, at work and at play. We also provide key components for the networking and communications infrastructure needed to connect technology users. Each of our operating segments uses its core competencies, as well as key silicon architectures, to provide building blocks for technology solutions. The Intel Architecture business provides the advanced technologies to support the desktop, mobile and enterprise platforms. Our Wireless Communications and Computing Group (WCCG) focuses on component-level products and solutions for the wireless handheld communications market. Finally, our Intel Communications Group (ICG) focuses on wired and wireless connectivity products and provides key components for networking and communications infrastructure devices.

        All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products offering improved performance at lower prices. As part of our overall strategy, we use our core competencies, financial strength and global presence to compete vigorously in each relevant market segment. Our competition comes from established businesses as well as new entrants to the marketplace. With the trend toward convergence in computing and communications products, product offerings will likely cross over into multiple categories, offering us new opportunities, but also resulting in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. Because some of our competitors already have established products and product designs, it is inherently difficult for us to compete against them. In addition, certain market segments in which we compete, such as networking and telecommunications products, have experienced an overall economic decline, increasing the degree of competition within these market segments. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products and to be competitive within each relevant market segment.

        We plan to continue to cultivate new businesses and work with the computing and communications industry to expand product offerings and Internet capabilities, including the infrastructure for wireless access, and develop compelling software applications and operating systems designed to take advantage of our higher performance microprocessors and chipsets as well as our other next-generation semiconductor components.

  Intel Architecture Business

        The Intel Architecture business supports the desktop, mobile and enterprise platforms. For the desktop platform, our strategy is to introduce ever-higher performance microprocessors and chipsets, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. For the mobile platform, our strategy is to deliver products optimized for the four mobility vectors: performance, battery life, form factor and wireless capability. The desktop and mobile platforms are based on the IA-32 architecture, which currently includes both the Intel® NetBurst™ and the P6 microarchitectures. Our strategy for the enterprise platform is to provide high-performance processors and the best price for performance across the entire range of server and workstation market segments.

        For the desktop performance market segment, we offer the Intel® Pentium® 4 processor, based on the Intel NetBurst microarchitecture, focused on both home and business applications. These processors are optimized to deliver high performance across a broad range of business and consumer applications, especially the latest technologies in web, interactive 3D, and streaming video and audio environments. These processors also enhance the user's experience in many applications, such as e-Learning, Internet browsing and computer gaming. Also for the performance desktop, we offer the Pentium 4 Processor with HT Technology. Hyper-Threading Technology, when used in a computer system with the other features required to take advantage of this technology, allows a multithreaded software program to run as though it uses two processors, even though it uses only one processor. For the desktop value market segment, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of some value-conscious PC users.

        For the mobile market segment, we offer processors optimized for full size, thin and light, and ultra-portable notebook PCs. In March 2003, we plan to introduce products based on the Intel® Centrino™ mobile technology, our first computing technology designed and optimized specifically to maximize the wireless computing experience for mobile PC users. Intel Centrino mobile technology is a combination of a new Intel® Pentium® M processor with the related Intel® chipset and 802.11-based wireless networking technology. We also offer the Mobile Intel® Pentium® 4 Processor-M, enabling users to take full advantage of processing-intensive applications on a laptop PC, as well as the Intel Celeron processor for the mobile value market segment.

        To increase acceptance and deployment of our mobile products, we are focused on initiatives designed to support technologies addressing wireless solutions, software enabling, security and extended battery life for mobile PCs. We also work with standards bodies, trade associations, original equipment manufacturers (OEMs) and independent software vendors to align the industry, our customers and end users, thereby increasing acceptance of both our desktop and mobile platforms.

        The Intel Architecture business also supports the enterprise platform with the Intel® Xeon™ processor family, based on the Intel NetBurst microarchitecture, for workstations and mid-range to high-end servers, and the Intel® Itanium® processor family for enterprise-class servers. The Intel Xeon processor is offered with HT Technology and is aimed at two-way servers and workstations, and we also offer the Intel Xeon processor MP for servers based on four or more processors. In 2002 we began shipping the Intel® Itanium® 2 processor, designed for handling high transaction volumes, complex transactions and other data-intensive computing applications. As the technology industry develops operating systems and software with capabilities to address growing data traffic management, storage, computing and communications needs, and as traditional computing and telecommunications converge, we believe that there will be increased demand for our higher performance enterprise platform products. We also anticipate that the convergence of computing and communications will create new opportunities for server components (such as components for blade servers used in data centers) in new and existing communications market segments.

  Wireless Communications and Computing Group

        Within WCCG, our strategy is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and handheld computing devices. The Intel® Personal Internet Client Architecture (Intel® PCA), an open architecture platform that describes the communication and application subsystems for data-enabled cellular phones and portable handheld devices, is a very important part of our

WCCG strategy. We expect that the Intel PCA scalable platform will speed application development and allow faster time-to-market for our customers. For the handheld platform, our current products include Intel® Flash memory, processors based on the Intel® XScale™ microarchitecture, and cellular baseband chipsets. The Intel XScale technology provides the processing capability in Personal Digital Assistants as well as other types of handheld devices such as Personal Video Players and Smart Displays. We are working toward the convergence of computing and communications in this market segment by developing technology for mobile handheld clients that combines baseband communication features with memory and applications processing functionality. In February 2003, we announced our first "wireless-Internet-on-a-chip" cellular processor, which will integrate these three functions.

  Intel Communications Group

        Within ICG, our strategy is to be the leading supplier of silicon and integrated networking and communications building blocks for OEMs. We are developing products that focus on technologies that we believe are essential to build out the Internet: Ethernet connectivity products, including products designed for wireless applications, optical products and network processing components. Our strategy for Ethernet connectivity is to expand our product portfolio in the local area network (LAN) market segment and to address the emerging metropolitan area network (MAN) and networked storage market segments. Within the LAN market segment, we are investing in Gigabit Ethernet and 10-Gigabit Ethernet technologies, and wireless technologies based on the 802.11 industry standards. In the networked storage market segment, we are developing products designed to allow storage resources to be added to any location on either of the two most prevalent types of storage networks: Ethernet or Fibre Channel. For the optical market segment, our strategy is to deliver products based on industry standards, including Ethernet and data transport standards in the telecommunications industry (SONET/SDH). We are providing 10-Gigabit optical products at multiple levels of integration with decreased power consumption and increased signal transmission capability. In network processing, we deliver products that are basic building blocks for modular networking infrastructure. These products include advanced, programmable processors used to manage and direct data moving across the Internet and corporate networks. The transition to our 90-nanometer manufacturing process is a key factor in our execution of these strategies. The 90-nanometer manufacturing process is expected to enable many of our communications products to feature "mixed-signal" circuitry and high-speed transistors, aimed at creating a new generation of faster, more integrated, less costly communications chips. As we transition to this new process, we expect to build more of our communications products internally. Currently, a substantial portion of ICG's manufacturing is performed by third-party foundry manufacturers.

Critical Accounting Estimates

        The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which impacts write-offs of goodwill; valuation of non-marketable equity securities, which impacts gains (losses) on equity securities when we record impairments; valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues on sales to distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

        Goodwill.    In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review for the reporting units that have substantially all of our recognized goodwill: ICG and WCCG. According to our accounting policy, we also performed an annual review during the fourth quarter of 2002, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The estimates we used assume that we will gain market segment share in the future and that the communications businesses will experience a gradual recovery and a return to growth from the current trends. We may incur charges for impairment of goodwill in the future if the communications sector does not recover as we expect, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, if we fail to achieve our assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly.

        Non-Marketable Equity Securities.    At December 28, 2002, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $730 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained.

        Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment. This analysis includes assessment of each investee's financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by Intel or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, for example if we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past two years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. During 2002, we recorded impairments of non-marketable equity investments of $510 million ($448 million in 2001).

        Inventory.    Our policy for valuation of inventory, including the determination of obsolete or excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally six months or less. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

        Long-Lived Assets.    We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to the related total future net cash flows. If an asset grouping's carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets' carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

        Due to our asset usage model and the fungible nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the asset groupings and the related independent cash flows for the asset recoverability test. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new, shorter, useful lives.

        Income Taxes.    In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 28, 2002, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Results of Operations

        The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2002	2001	2000
Net revenue	100.0%	100.0%	100.0%
Cost of sales	50.2%	50.8%	37.5%

Gross margin	49.8%	49.2%	62.5%
Research and development	15.1%	14.3%	11.6%
Marketing, general and administrative	16.2%	16.8%	15.1%
Amortization of goodwill	—	6.5%	3.9%
Amortization and impairment of acquisition-related intangibles and costs	2.0%	2.4%	0.8%
Purchased in-process research and development	0.1%	0.7%	0.3%

Operating income	16.4%	8.5%	30.8%

  Consolidated Revenue and Gross Margin

        For 2002, our net revenue of $26.8 billion was approximately flat compared to 2001, as we still have not seen a significant recovery in the overall technology industry. Increased net revenue in the Intel Architecture business was offset by significantly lower net revenue for ICG. Net revenue for WCCG was flat with 2001. On a geographic basis, significant revenue growth in the Asia-Pacific region offset revenue declines in other regions.

        Our gross margin percentage in 2002 was approximately flat at 49.8% compared to 49.2% in 2001. The Intel Architecture business's gross margin percentage was also relatively flat in 2002 compared to 2001. WCCG experienced a slightly lower gross margin percentage while ICG experienced a slightly higher gross margin percentage. Our gross margin percentage was also negatively impacted by the $106 million charge related to the decision to wind down the web hosting business. See the "Outlook" section below for a discussion of gross margin expectations.

        Our 2001 net revenue was 21% below 2000 net revenue, also reflecting a difficult year for the technology industry. Revenue declined across all of our geographies and major product lines as we felt the impact of the worldwide economic slowdown. Our decrease in net revenue came primarily from the Intel Architecture business in the form of significantly lower unit volumes and significantly lower average selling prices of microprocessors. Lower revenue in both WCCG and ICG also contributed to the decline as demand for these products decreased significantly.

        Our gross margin percentage decreased significantly to 49.2% in 2001 from 62.5% in 2000, primarily due to lower revenue from sales of microprocessors, including the effect of lower average selling prices and the impact of spreading fixed factory costs over a lower volume. Higher factory start-up costs for the Intel Architecture business also contributed to the decline in the gross margin percentage. The impact of lower sales volume and charges for under-utilized factory capacity in 2001 in WCCG, as well as lower sales in ICG, also lowered the gross margin percentage in 2001 compared to 2000.

  Intel Architecture Business

        The revenue and operating income for the Intel Architecture operating segment for the three years ended December 28, 2002 were as follows:

(In Millions)	2002	2001	2000
Revenue	$22,316	$21,446	$27,301
Operating income	$6,562	$6,252	$12,511

        The Intel Architecture operating segment consists of the Desktop Platforms Group, the Mobile Platforms Group and the Enterprise Platforms Group. Net revenue for this business increased by $870 million, or 4%, in 2002 compared to 2001. The increase in net revenue was due to significantly higher unit volumes of microprocessors, including microprocessors for the Microsoft Xbox*, as well as higher unit volumes of chipsets and motherboards. The impact of these higher volumes was partially offset by lower average selling prices for microprocessors.

        For 2002, the majority of our consolidated net revenue and gross margin came from sales of the Intel Pentium 4 microprocessor and related microprocessors based on the Intel NetBurst microarchitecture, as well as related chipsets and motherboards. Sales of the Intel® Pentium® III microprocessor and related microprocessors based on the P6 microarchitecture, as well as related products, made up a significant but steadily decreasing portion of our consolidated net revenue and gross margin.

        Net operating income for the Intel Architecture business increased by $310 million, or 5%, in 2002 compared to 2001. The impacts of significantly higher unit sales of microprocessors and lower start-up costs relating to the 0.13-micron technology manufacturing ramp were partially offset by lower average selling prices and higher unit costs for microprocessors. Results also improved due to higher unit volumes of chipsets and motherboards. Net operating income for 2002 was reduced by a $155 million charge related to the Intergraph

Corporation litigation settlement agreement (see "Note 20: Contingencies" in the Notes to Consolidated Financial Statements).

        For 2001, net revenue decreased by $5.9 billion, or 21%, compared to 2000. The decrease in net revenue was primarily due to significantly lower unit volumes and significantly lower average selling prices of microprocessors. The lower selling prices reflected the impact of competitive pricing pressures and our strategy to accelerate the transition from the Pentium III processor to the Pentium 4 processor. For 2001, sales of microprocessors based on the P6 microarchitecture and related products made up the majority of our consolidated net revenue and a substantial majority of our gross margin. For the same period, sales of products based on the Intel NetBurst microarchitecture and related products were a significant and rapidly increasing portion of our consolidated net revenue and gross margin.

        Net operating income for the Intel Architecture business decreased by $6.3 billion, or 50%, in 2001 compared to 2000, primarily due to lower average selling prices, lower unit volumes and higher unit costs for microprocessors. Increased start-up costs related to the 0.13-micron manufacturing process technology, which ramped in four factories during 2001, and start-up costs on 300-millimeter wafer manufacturing also contributed to the decline. Lower revenue-dependent expenses and reduced spending due to company-wide cost reduction programs partially offset the decline in net operating results.

  Wireless Communications and Computing Group

        The revenue and operating income (loss) for the WCCG operating segment for the three years ended December 28, 2002 were as follows:

(In Millions)	2002	2001	2000
Revenue	$2,239	$2,232	$2,669
Operating income (loss)	$(294)	$(256)	$608

        Net revenue was flat from 2001 to 2002. Revenue for flash memory products was slightly lower due to a decrease in average selling prices stemming from competitive pricing pressures, mostly offset by an increase in unit volumes. Revenue on higher volumes of application processors and baseband chipsets partially offset the lower revenue from flash memory products.

        The net operating loss increased by $38 million to a loss of $294 million in 2002 compared to a loss of $256 million in 2001. For flash memory products, the impact of lower average selling prices in 2002 was partially offset by the impact of reduced charges for under-utilized factory capacity, lower inventory write-offs and higher volumes compared to 2001. Higher revenue and lower costs for application processors and baseband chipsets offset a portion of the impact of the flash memory products.

        For 2001, net revenue decreased by $437 million compared to 2000. The decline was primarily due to significantly lower unit sales of flash memory as the cellular market worked through inventories built up in the latter part of 2000 and lower volumes of flash memory units brought on by the worldwide economic slowdown.

        Net operating income decreased by $864 million to a loss of $256 million in 2001 from a profit of $608 million in 2000, primarily due to lower flash memory volume and the impact of charges for under-utilized factory capacity in 2001, as well as higher inventory writedowns in 2001. Higher research and development spending also contributed to the decline.

  Intel Communications Group

        The revenue and operating income (loss) for the ICG operating segment for the three years ended December 28, 2002 were as follows:

(In Millions)	2002	2001	2000
Revenue	$2,080	$2,580	$3,483
Operating income (loss)	$(622)	$(735)	$319

        Net revenue decreased by $500 million, or 19%, in 2002 compared to 2001, primarily due to lower overall unit volumes for telecommunications-related products, consistent with the decline in industry-wide demand for these products. In addition, net revenue for Ethernet connection products decreased, even as units increased, due to the shift in product mix from adapter cards to LAN on motherboard products. Net revenue also decreased for optical products and microcontrollers.

        Despite the decline in net revenue for ICG, net operating results improved, with a loss of $622 million in 2002 compared to a loss of $735 million in 2001. The impact of lower revenue was more than offset by the impact of reduced inventory writedowns in 2002 compared to 2001, as well as lower operating expenses and a shift to higher margin products, including network processing components and Ethernet connection products.

        For 2001, net revenue decreased by $903 million, or 26%, compared to 2000, primarily due to significantly lower unit volumes of microcontrollers, network processing components, enterprise infrastructure and telecommunications products, including telecommunications boards, consistent with an industry-wide reduction in demand for these products. The overall revenue decline was partially offset by incremental revenue related to acquisitions completed in 2001.

        Net operating results decreased by $1.1 billion to a loss of $735 million in 2001 from a profit of $319 million in 2000, primarily due to the lower unit volumes of microcontrollers, network processing components and telecommunications-related products. Higher research and development spending in 2001 also contributed to the decline, primarily due to the expenses of businesses acquired in 2001 and a full year of expenses for acquisitions made in 2000.

  Operating Expenses

        Operating expenses for the three years ended December 28, 2002 were as follows:

(In Millions)	2002	2001	2000
Research and development	$4,034	$3,796	$3,897
Marketing, general and administrative	$4,334	$4,464	$5,089
Amortization of goodwill	$—	$1,710	$1,310
Amortization and impairment of acquisition-related intangibles and costs	$548	$628	$276
Purchased in-process research and development	$20	$198	$109

        Research and development spending, which excludes purchased in-process research and development (IPR&D), increased $238 million, or 6%, in 2002 compared to 2001 and decreased $101 million, or 3%, in 2001 compared to 2000. The increase in 2002 compared to 2001 was primarily due to higher spending on development of manufacturing process technologies, including the 90-nanometer process on 300-millimeter wafers. The decrease in 2001 compared to 2000 was primarily due to cost containment efforts, including reductions in discretionary spending on research and development-related travel expenses.

        Marketing, general and administrative expenses decreased $130 million, or 3%, in 2002 compared to 2001, primarily due to the impact of lower spending within ICG and for certain new business initiatives as we reduced headcount or exited certain businesses, as well as lower overall discretionary spending related to cost containment programs. The spending decreases were partially offset by higher expenses for the Intel Inside® cooperative advertising program due to higher microprocessor revenue and the impact of our customers using a slightly higher percentage of their available program funds. Marketing, general and administrative expenses decreased $625 million, or 12%, in 2001 compared to 2000, primarily due to decreased cooperative advertising program expenses and profit-dependent bonus expenses, as well as lower discretionary spending as a result of cost reduction programs, partially offset by marketing, general and administrative expenses from companies acquired.

        Amortization and impairment of acquisition-related intangibles and costs was $548 million in 2002, including impairments of $127 million. Amortization was $628 million in 2001, with $26 million of impairments, and $276 million in 2000. The decrease from 2001 to 2002 was due to certain of the intangibles becoming fully amortized. The increase from 2000 to 2001 was primarily due to the impact of additional acquisitions. Amortization of goodwill was $1.7 billion in 2001, including $98 million of impairments, and $1.3 billion in 2000, with the increase reflecting the impact of additional acquisitions. Goodwill is no longer amortized, beginning in 2002. Amortization of acquisition-related costs for all periods is included in the calculation of the operating loss for the "all other" category for segment reporting purposes.

  Gains (Losses) on Equity Securities, Interest and Other, and Taxes

        Gains (losses) on equity securities, net, interest and other, net and taxes for the three years ended December 28, 2002 were as follows:

(In Millions)	2002	2001	2000
Gains (losses) on equity securities, net	$(372)	$(466)	$3,759
Interest and other, net	$194	$393	$987
Provision for taxes	$1,087	$892	$4,606

        For 2002, net losses on equity securities and certain equity derivatives were $372 million compared to $466 million for 2001. The net loss for 2002 consisted of impairment charges, primarily of non-marketable equity securities, of approximately $524 million, partially offset by net gains of approximately $57 million related to equity trading assets and $110 million of net gains on related equity derivatives. The $57 million net gains included a gain of $120 million, resulting from the designation of formerly restricted equity investments as trading assets as they became marketable. The cumulative difference between their cost and fair market value at the time they became marketable was recorded as a gain in 2002. For 2001, the net loss included impairments of $1.1 billion, partially offset by net gains on transactions of $517 million and mark-to-market gains on trading assets and derivatives of $122 million. The decrease to a net loss of $466 million in 2001 from a net gain of $3.8 billion in 2000 was primarily due to impairments in 2001 compared to gains on sales of appreciated securities in 2000, including a significant gain on the sale of our holdings of Micron Technology, Inc.

        Interest and other, net decreased to $194 million in 2002 compared to $393 million in 2001. Interest income was significantly lower in 2002, primarily as a result of lower average interest rates. The difference in interest income between 2002 and 2001 was partially offset by the impact of an impairment charge in 2001 on the company's equity-method investment in Convera Corporation. For 2001 compared to 2000, interest and other, net decreased $594 million due to lower average investment balances and lower interest rates in 2001 compared to 2000, as well as the impact of the Convera impairment charge in 2001.

        Our effective income tax rate was 25.9% in 2002, 40.9% in 2001 and 30.4% in 2000. The decrease in the effective rate in 2002 is primarily attributed to a decrease in non-deductible acquisition-related costs, including amortization of goodwill, and tax benefits related to divestitures during 2002, partially offset by a greater portion of our profits being generated in higher tax jurisdictions. The increase in the effective rate in 2001 compared to 2000 is attributed to an increase in non-deductible acquisition-related costs during 2001, partially offset by a $100 million tax benefit related to export sales and a greater portion of our profits generated in lower tax jurisdictions. The effective rate in 2000 benefited from a reversal of previously accrued taxes of $600 million due to resolution of various tax issues. See "Outlook" for a discussion of our income tax rate expectations.

  Purchased In-Process Research and Development

        During 2002, there were no acquisitions with significant IPR&D. IPR&D increased $89 million to $198 million in 2001 from $109 million in 2000. The following table summarizes the significant assumptions underlying the valuations related to IPR&D from major companies acquired at the time of acquisition in fiscal

2001 and 2000. We believe that the amounts determined for IPR&D represented fair value and did not exceed the amounts an independent party would have paid for these projects at the time of acquisition.

(Dollars in Millions)	IPR&D	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Weighted Average Cost of Capital
2001
Xircom, Inc.	$53	$7	25–55%	22%
VxTel Inc.	$68	$14	25–35%	22%
LightLogic, Inc.	$46	$7	25–35%	23%
2000
GIGA A/S	$52	$12	20%	15%

        Included below are further details regarding the technology acquired in these transactions.

        2001 Acquisitions.    In March, we acquired Xircom, which specialized in PC cards and other products used to connect mobile computing devices to corporate networks and the Internet. Xircom had 20 IPR&D projects, each contributing from 1% to 24% of the total IPR&D value. The in-process projects included the development of next-generation PC card devices for portable computing connectivity that support various computing standards. These projects ranged from 5% to 86% complete. All projects had expected completion dates in 2001 at the time of acquisition. Expected completion dates for three projects representing 30% of the total IPR&D value were revised to 2002 with one being completed in 2002. The remaining two projects representing 29% of the total IPR&D value have revised completion dates in early 2003. Nine additional projects representing 33% of the total IPR&D value were cancelled in 2001 in order to focus on strategic projects, including the next generation of current products. Xircom's remaining projects were completed as scheduled.

        In April, we acquired VxTel, which designed signal and packet processing silicon and system-level solutions that form the foundation for next-generation optical networks. VxTel had two IPR&D projects, with its digital signal processor project accounting for 89% of the total IPR&D value. The project was 84% complete at the time of acquisition and was completed in 2001.

        In May, we acquired LightLogic, which designed advanced opto-electronic modules for next-generation optical communications systems. LightLogic had four IPR&D projects, each contributing from 8% to 52% of the total IPR&D value. These projects ranged from 40% to 80% complete and had expected completion dates in 2001 at the time of acquisition. Two projects were completed in 2001, and the remaining projects were completed in 2002.

        2000 Acquisition.    In March, we acquired GIGA. GIGA specialized in the design of advanced, high-speed communications chips used in optical networking and communications products that direct traffic across the Internet and corporate networks. One project accounted for 73% of the IPR&D value and was approximately 61% complete at the time of acquisition. This project was completed on schedule in 2000.

Financial Condition

        Our financial condition remains strong. At December 28, 2002, cash, short-term investments and debt instruments included in trading assets totaled $12.2 billion, up from $11.2 billion at December 29, 2001. At December 28, 2002, total short-term and long-term debt was $1.4 billion and represented 4% of stockholders' equity. At December 29, 2001, total debt was $1.5 billion and also represented 4% of stockholders' equity. At the end of 2002, we had future operating lease obligations not included on our balance sheet totaling $504 million, primarily related to facilities. In addition, at the end of 2002, we had contractual obligations not included on our balance sheet of $2.0 billion for the purchase or construction of property, plant and equipment and $75 million for acquisition-related deferred cash compensation. See "Outlook" for a discussion of capital expenditure expectations for 2003.

        For 2002, cash provided by operating activities was $9.1 billion, compared to $8.8 billion in 2001 and $12.8 billion in 2000. Cash was provided by net income adjusted for non-cash related items. Decreases in accounts payable, as we lowered our overall spending in 2002, were offset by increases in compensation accruals and taxes payable, and inventory and receivables were relatively flat. For 2002, our three largest customers accounted for approximately 38% of net revenue, with one of these customers accounting for approximately 16% of revenue and another accounting for approximately 15%. At December 28, 2002, these three largest customers accounted for approximately 39% of net accounts receivable.

        We used $5.8 billion in net cash for investing activities during 2002, compared to $330 million during 2001 and $10.0 billion during 2000. The increase in cash used for investing activities compared to 2001 reflected net sales and maturities of available-for-sale investments in 2001 as we shifted our portfolio of investments in debt securities to shorter term maturities and a larger portion of the portfolio was classified as cash equivalents. At the same time, capital expenditures decreased to $4.7 billion in 2002 as we continued to invest in property, plant and equipment, primarily for additional microprocessor manufacturing capacity, but at a lower rate than in the prior two years. Capital expenditures were $7.3 billion in 2001 and $6.7 billion in 2000. In addition, the net cash paid for acquisitions decreased to approximately $57 million in 2002 ($883 million in 2001 and $2.3 billion in 2000).

        We used $3.9 billion in net cash for financing activities in 2002, relatively flat compared to prior years. The major financing uses of cash in all three years were for the repurchase of shares and payment of dividends. In 2002, we purchased 183 million shares of common stock for $4.0 billion (also $4.0 billion in 2001 and 2000). Payment of dividends was $533 million in 2002 ($538 million in 2001 and $470 million in 2000). Financing sources of cash during 2002 were primarily $681 million in proceeds from the sale of shares pursuant to employee stock plans ($762 million in 2001 and $797 million in 2000).

        Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during 2002 were approximately $240 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission shelf registration statements.

        We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, the dividend program and potential future acquisitions or strategic investments.

Employee Stock Options

        Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program currently consists of two plans: one under which officers, key employees and non-employee directors may be granted options to purchase shares of our stock, and a broad-based plan under which options may be granted to all employees other than officers and directors. Substantially all of our employees participate in one of the plans. Options granted by the company expire no later than 10 years from the grant date and generally vest within 5 years. In order to improve the competitiveness and retention value of this program, options granted in 2003 are generally expected to vest in annual increments over 4 years.

        We have a goal to keep the potential incremental dilution related to our option program to a long-term average of less than 2% annually. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year.

        Options granted to employees, including officers, and non-employee directors are summarized as follows:

(Shares in Millions)	2002	2001	2000	1999	1998
Total options granted[1]	174	238	163	81	96
Less options forfeited[1]	(44)	(47)	(31)	(25)	(35)
Net options granted	130	191	132	56	61
Net grants as % of outstanding shares[2]	1.9%	2.8%	2.0%	1.2%	0.9%
Grants to listed officers[3] as % of total options granted.	1.7%	0.8%	0.4%	0.9%	3.4%
Grants to listed officers as % of outstanding shares	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers as % of total options outstanding	2.1%	2.0%	2.4%	2.9%	2.8%

1
Excluding options assumed in connection with acquisitions.

2
Outstanding shares as of the beginning of each period.

3
"Listed officers" for 2002 are those listed in our proxy statement dated April 10, 2002, defined as our Chief Executive Officer and each of the four other most highly compensated executive officers.

        All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*. See the "Report of the Compensation Committee on Executive Compensation" appearing in our most recent proxy statement filed with the U.S. Securities and Exchange Commission for further information concerning the policies and procedures of the company and the Compensation Committee regarding the use of stock options. Additional information about the compensation of the listed officers and stock option grants to the listed officers can also be found in our most recent proxy statement.

        For additional information regarding stock option plan activity for 2002, 2001 and 2000, see the reconciliation of options outstanding in "Note 11: Employee Stock Benefit Plans" in Notes to Consolidated Financial Statements in this report.

        In-the-money and out-of-the-money1 option information as of December 28, 2002 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	133.5	$6.42	19.5	$13.76	153.0	$7.35
Out-of-the-money	140.5	$26.21	551.9	$30.06	692.4	$29.28

Total options outstanding	274.0	$16.57	571.4	$29.50	845.4	$25.31

1
Out-of-the-money options have an exercise price equal to or above $16.56, the market price of Intel stock at the end of 2002.

        Options granted to listed officers as a group during 2002 were as follows:

				Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term[1]
Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees
		Exercise Price Per Share	Expiration Date
				5%	10%
2,986,677	1.7%	$20.23–$30.50	2012	$50,555,700	$128,118,100

1
Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over a period of 10 years at annualized rates of 5% and 10%. If the stock price does not increase above the exercise price, the realized value from these options would be zero.

        Option exercises during 2002 and option values for listed officers as a group as of December 28, 2002 were as follows:

		Number of Shares Underlying Unexercised Options at December 28, 2002		Values of Unexercised In-the-Money Options at December 28, 2002[1]
Shares Acquired on Exercise
	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
544,000	$17,570,300	8,447,582	9,311,843	$66,814,500	$2,881,700

1
These amounts represent the difference between the exercise price and $16.56, the market price of Intel stock at the end of 2002 for all in-the-money options held by the listed officers.

        Information as of December 28, 2002 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options		(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by shareholders	204.4		$14.33	260.0	[1]
Equity compensation plans not approved by shareholders	625.3		$29.15	771.5	[2]

Total	829.7	[3]	$25.50	1,031.5

1
Includes 150.3 million shares available for future issuance under our 1984 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 109.7 million shares available under our 1976 Employee Stock Participation Plan.

2
Shares available under our 1997 Stock Option Plan, used for grants to employees other than officers and directors. The Board of Directors has adopted a policy that any new option plans, and any material amendments to existing plans, will be submitted for stockholder approval.

3
Total excludes 15.7 million shares issuable under outstanding options, with a weighted average exercise price of $15.49, originally granted under plans we assumed in connection with acquisitions. We do not intend to grant further options under these plans.

Outlook

        In general, as we look ahead to the rest of 2003, the outlook continues to be uncertain, and we anticipate a year that will be largely driven by the pace of recovery in our industry and in the economy. We are planning for seasonal performance, but we have the flexibility to respond quickly to an improvement in business conditions, with products, manufacturing capacity and people in place. Although it is difficult to predict product demand in 2003, we expect continued growth in the total number of computers using the Intel Pentium 4 processor based on the Intel NetBurst microarchitecture. Demand for our flash memory products is uncertain in the highly competitive cellular handset market segment. Revenue growth for WCCG is largely dependent on the trend toward higher density flash memory products and continued end user adoption of new leading-edge cellular handsets. The outlook for the telecommunications industry continues to be weak. Service providers continue to reduce capital equipment purchases, and land-line, or "wired," telecommunications OEMs continue to reduce headcount and report lower revenue. In this environment, revenue growth for ICG is largely dependent on securing design wins for new products and OEMs taking these product designs to production.

        Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture operating segment. Revenue is partly a function of the mix of microprocessor types and speeds sold, as well as the mix of related chipsets and motherboards, all of which are difficult to forecast. Because of the wide price differences among performance desktop, value desktop, mobile and server microprocessors, the mix of types of microprocessors sold affects the average price that we will realize and has a large impact on our revenue and gross margin. Microprocessor revenue is also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also affected by our sales of other semiconductor and non-semiconductor products, and is subject to the impact of economic conditions in various geographic regions.

        Our gross margin expectation for 2003 is 51% plus or minus a few points, which is a slight increase from the 2002 gross margin of 50%. Our gross margin varies depending on unit volumes and the mix of types and speeds of processors sold, as well as the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at factories, timing and execution of the manufacturing ramp, including the ramp of manufacturing on 300-millimeter wafers and the 90-nanometer process technology on 300mm wafers, excess of manufacturing capacity, the reusability of factory equipment, insufficient or excess inventory, inventory obsolescence and variations in inventory valuation.

        We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our strategy and the acceptance of our products in specific market segments. However, we expect that capital spending will decrease to a range of $3.5 billion to $3.9 billion in 2003 from $4.7 billion in 2002. The reduction is primarily the result of expected improvements in capital efficiency, with an increase in effective manufacturing capacity as we transition to the larger, 300mm wafer manufacturing process, and the timing of manufacturing process technology cycles. This capital spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, manufacturing capacity would be under-utilized, and the rate of capital spending could be further reduced. However, in the long-term, revenue and gross margin may also be adversely affected if we do not add capacity fast enough to meet market demand when economic conditions improve.

        Depreciation for 2003 is expected to be approximately $4.9 billion, compared to $4.7 billion in 2002. Most of this increase would be included in cost of sales and research and development spending.

        Our industry is characterized by very short product life cycles, and our continued success is dependent on technological advances, including the development and implementation of new processes and new strategic products for specific market segments. Because we consider it imperative to maintain a strong research and development program, spending for research and development in 2003, excluding purchased IPR&D, is expected to remain at approximately $4.0 billion. We also intend to continue spending to promote our products and to increase the value of our product brands.

        Based on acquisitions completed through March 5, 2003, we expect amortization of acquisition-related intangibles and costs to be approximately $300 million in 2003.

        In conjunction with the implementation of the new accounting rules for goodwill, we completed the initial goodwill impairment review as of the beginning of 2002 and the required annual review during the fourth quarter for ICG and WCCG, which are the reporting units with substantially all of our recorded goodwill. We found no impairment. Our impairment review process is based on a discounted cash flow approach that uses our estimates of revenue for the reporting units and appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the communications businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

        At the end of 2002, we held non-marketable equity securities with a carrying value of $730 million. Our ability to recover our investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained. As the equity markets have declined significantly over the past two years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

        We currently expect our tax rate to be approximately 30.5% for 2003. This estimate is higher than the rate in 2002, primarily due to a higher percentage of profits being expected in higher tax jurisdictions. The expected rate is based on current tax law and is subject to change.

        We are currently a party to various legal proceedings. Management does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur in any specific period, such a ruling could have a material adverse impact on the results of operations of that period, or future periods. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

        We operate globally: with sales offices; research and development; and manufacturing, assembly and test in many countries, and so we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff, import, and other related restrictions and regulations. If terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U.S., Israel or other locations, such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for Intel's products. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

        Our future results of operations and the other forward-looking statements contained in this "Outlook" section, and in our "Strategy" and "Critical Accounting Estimates" sections, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, expectations regarding new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Revenue and gross margin could also be affected by competitive factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments, and pricing pressures. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as sustaining and growing new businesses and integrating and operating any acquired businesses. Our results could also be affected by changes in the effective tax rate, as well as adverse effects associated with product defects and with errata (deviations from published specifications) and by litigation involving intellectual property, stockholder, consumer and other issues.

        We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Status of Outlook and Related Risk Factor Statements

        Intel's corporate representatives may reiterate the forward-looking statements contained in the "Outlook" section and in the "Strategy" and "Critical Accounting Estimates" sections, including portions that are repeated or incorporated by reference in this Form 10-K, during private meetings with investors, investment analysts, the media and others. At the same time, we will keep this Form 10-K and our Outlook publicly available on our Investor Relations web site (www.intc.com). The public can continue to rely on the Outlook on www.intc.com as still representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in this Outlook and other forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases, our mid-quarter business updates and at other times.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, among other strategies. Other than warrants and other equity derivatives that we acquired for strategic purposes, we do not use derivative financial instruments for speculative purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at December 28, 2002. Actual results may differ materially.

        We generally hedge currency risks of non-U.S. dollar-denominated investments in debt securities with offsetting currency borrowings, currency forward contracts or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

        A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily the Euro and certain other European and Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established transaction and balance sheet hedging programs. Currency forward contracts and currency options are utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for the Euro and certain other European, Asian and South American currencies and 10% for all other currencies could be experienced in the near term. Such adverse changes, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $10 million as of the end of each of 2002 and 2001.

        The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on a substantial majority of our marketable investments in long-term fixed rate debt securities are swapped to U.S. dollar LIBOR-based returns. We considered the historical volatility of the three-month LIBOR rate experienced in the past year and determined that it was reasonably possible that an adverse change of 80 basis points, approximately 57% of the rate at the end of 2002, could be experienced in the near term. A hypothetical 0.80% (80-basis-point) increase in interest rates, after taking into account hedges and offsetting positions, would have resulted in a less than $5 million decrease in the fair value of our investments in debt securities as of the end of 2002 and an approximate $10 million decrease as of the end of 2001.

        We have a portfolio of equity investments that includes marketable securities classified as either long-term investments or trading assets, as well as derivative equity instruments such as warrants and options. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that are no longer considered strategic, management will evaluate market and economic factors in its decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our investments are generally in companies in the high-technology industry, and a substantial majority of the market value of the portfolio is in two sectors: computing and communications, including networking and storage companies. As of December 28, 2002, the fair value of the company's portfolio of marketable equity securities and equity derivative instruments, including hedging positions, was $335 million.

        We analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change in market prices, and after reflecting the impact of hedges and offsetting positions, our portfolio would decrease in value by approximately $30 million, based on the value of the portfolio as of December 28, 2002 (a decrease in value of $70 million based on the portfolio as of the end of 2001). This estimate is not necessarily indicative of future performance, and actual results may differ materially. The marketable portfolio is substantially concentrated in a small number of companies, which may affect the portfolio's price volatility; however, the majority of the portfolio's value is hedged.

        An adverse movement of equity market prices would also have an impact on our strategic investments in non-marketable equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At December 28, 2002, our strategic investments in non-marketable equity securities had a carrying amount of $730 million, excluding equity derivatives that are subject to mark-to-market requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 28, 2002 (In Millions—Except Per Share Amounts)	2002	2001	2000
Net revenue	$26,764	$26,539	$33,726
Cost of sales	13,446	13,487	12,650

Gross margin	13,318	13,052	21,076

Research and development	4,034	3,796	3,897
Marketing, general and administrative	4,334	4,464	5,089
Amortization of goodwill	—	1,710	1,310
Amortization and impairment of acquisition-related intangibles and costs	548	628	276
Purchased in-process research and development	20	198	109

Operating expenses	8,936	10,796	10,681

Operating income	4,382	2,256	10,395
Gains (losses) on equity securities, net	(372)	(466)	3,759
Interest and other, net	194	393	987

Income before taxes	4,204	2,183	15,141
Provision for taxes	1,087	892	4,606

Net income	$3,117	$1,291	$10,535

Basic earnings per common share	$0.47	$0.19	$1.57

Diluted earnings per common share	$0.46	$0.19	$1.51

Weighted average common shares outstanding	6,651	6,716	6,709

Weighted average common shares outstanding, assuming dilution	6,759	6,879	6,986

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 28, 2002 and December 29, 2001 (In Millions—Except Par Value)	2002	2001
Assets
Current assets:
Cash and cash equivalents	$7,404	$7,970
Short-term investments	3,382	2,356
Trading assets	1,801	1,224
Accounts receivable, net of allowance for doubtful accounts of $57 ($68 in 2001)	2,574	2,607
Inventories	2,276	2,253
Deferred tax assets	1,136	958
Other current assets	352	265

Total current assets	18,925	17,633

Property, plant and equipment:
Land and buildings	11,374	10,709
Machinery and equipment	22,800	21,605
Construction in progress	2,738	2,042

	36,912	34,356
Less accumulated depreciation	19,065	16,235

Property, plant and equipment, net	17,847	18,121

Long-term investments	1,234	1,474
Goodwill	4,330	4,330
Other assets	1,888	2,837

Total assets	$44,224	$44,395

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$436	$409
Accounts payable	1,543	1,769
Accrued compensation and benefits	1,287	1,179
Accrued advertising	622	560
Deferred income on shipments to distributors	475	418
Other accrued liabilities	1,075	1,247
Income taxes payable	1,157	988

Total current liabilities	6,595	6,570

Long-term debt	929	1,050
Deferred tax liabilities	1,232	945
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 6,575 issued and outstanding (6,690 in 2001) and capital in excess of par value	7,641	8,833
Acquisition-related unearned stock compensation	(63)	(178)
Accumulated other comprehensive income	43	25
Retained earnings	27,847	27,150

Total stockholders' equity	35,468	35,830

Total liabilities and stockholders' equity	$44,224	$44,395

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 28, 2002 (In Millions)	2002	2001	2000
Cash and cash equivalents, beginning of year	$7,970	$2,976	$3,695

Cash flows provided by (used for) operating activities:
Net income	3,117	1,291	10,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,676	4,131	3,249
Amortization of goodwill	—	1,710	1,310
Amortization and impairment of intangibles and other acquisition-related costs	668	717	352
Purchased in-process research and development	20	198	109
(Gains) losses on equity securities, net	372	466	(3,759)
(Gain) loss on investment in Convera	—	196	(117)
Net loss on retirements and impairments of property, plant and equipment	301	119	139
Deferred taxes	110	(519)	(130)
Tax benefit from employee stock plans	270	435	887
Changes in assets and liabilities:
Trading assets	(444)	898	38
Accounts receivable	30	1,561	(384)
Inventories	(26)	24	(731)
Accounts payable	(226)	(673)	978
Accrued compensation and benefits	107	(524)	231
Income taxes payable	175	(270)	(362)
Other assets and liabilities	(21)	(971)	482

Total adjustments	6,012	7,498	2,292

Net cash provided by operating activities	9,129	8,789	12,827

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(4,703)	(7,309)	(6,674)
Acquisitions, net of cash acquired	(57)	(883)	(2,317)
Purchases of available-for-sale investments	(6,309)	(7,141)	(17,188)
Maturities and sales of available-for-sale investments	5,634	15,398	17,124
Other investing activities	(330)	(395)	(980)

Net cash used for investing activities	(5,765)	(330)	(10,035)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(101)	23	138
Additions to long-term debt	55	306	77
Repayment and retirement of long-term debt	(18)	(10)	(46)
Proceeds from sales of shares through employee stock plans and other	681	762	797
Repurchase and retirement of common stock	(4,014)	(4,008)	(4,007)
Payment of dividends to stockholders	(533)	(538)	(470)

Net cash used for financing activities	(3,930)	(3,465)	(3,511)

Net increase (decrease) in cash and cash equivalents	(566)	4,994	(719)

Cash and cash equivalents, end of year	$7,404	$7,970	$2,976

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$69	$53	$43
Income taxes	$475	$1,208	$4,209

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Capital in Excess of Par Value
			Acquisition- Related Unearned Stock Compensation
				Accumulated Other Comprehensive Income
Three Years Ended December 28, 2002 (In Millions—Except Per Share Amounts)	Number of Shares	Amount			Retained Earnings	Total
Balance at December 25, 1999	6,669	$7,316	$—	$3,791	$21,428	$32,535
Components of comprehensive income:
Net income	—	—	—	—	10,535	10,535
Change in net unrealized gain on available-for-sale investments, net of tax	—	—	—	(3,596)	—	(3,596)

Total comprehensive income						6,939

Proceeds from sales of shares through employee stock plans, tax benefit of $887 and other	116	1,687	—	—	(3)	1,684
Reclassification of put warrant obligation, net	—	35	—	—	95	130
Issuance of common stock and assumption of stock options in connection with acquisitions	3	401	(123)	—	—	278
Amortization of acquisition-related unearned stock compensation	—	—	26	—	—	26
Conversion of subordinated notes	7	207	—	—	—	207
Repurchase and retirement of common stock	(74)	(1,160)	—	—	(2,847)	(4,007)
Cash dividends declared ($0.07 per share)	—	—	—	—	(470)	(470)

Balance at December 30, 2000	6,721	8,486	(97)	195	28,738	37,322
Components of comprehensive income:
Net income	—	—	—	—	1,291	1,291
Change in net unrealized gain on available-for-sale investments, net of tax	—	—	—	(163)	—	(163)
Change in net unrealized loss on derivatives, net of tax	—	—	—	(7)	—	(7)

Total comprehensive income						1,121

Proceeds from sales of shares through employee stock plans, tax benefit of $435 and other	81	1,197	—	—	—	1,197
Issuance of common stock and assumption of stock options in connection with acquisitions, net	21	817	(255)	—	—	562
Amortization of acquisition-related unearned stock compensation	—	—	174	—	—	174
Repurchase and retirement of common stock	(133)	(1,667)	—	—	(2,341)	(4,008)
Cash dividends declared ($0.08 per share)	—	—	—	—	(538)	(538)

Balance at December 29, 2001	6,690	8,833	(178)	25	27,150	35,830
Components of comprehensive income:
Net income	—	—	—	—	3,117	3,117
Change in net unrealized gain on available-for-sale investments, net of tax	—	—	—	(19)	—	(19)
Change in net unrealized gain on derivatives, net of tax	—	—	—	43	—	43
Minimum pension liability in excess of plan assets, net of tax				(6)		(6)

Total comprehensive income						3,135

Proceeds from sales of shares through employee stock plans, tax benefit of $270 and other	68	951	—	—	—	951
Amortization of acquisition-related unearned stock compensation, net of adjustments	—	(16)	115	—	—	99
Repurchase and retirement of common stock	(183)	(2,127)	—	—	(1,887)	(4,014)
Cash dividends declared ($0.08 per share)	—	—	—	—	(533)	(533)

Balance at December 28, 2002	6,575	$7,641	$(63)	$43	$27,847	$35,468

See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

        Intel Corporation has a fiscal year that ends on the last Saturday in December. Fiscal year 2002, a 52-week year, ended on December 28, 2002. Fiscal year 2001 was a 52-week year that ended on December 29, while fiscal year 2000, a 53-week year, ended on December 30. The next 53-week year will end on December 31, 2005.

        The consolidated financial statements include the accounts of Intel and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Partially owned, non-controlled, equity affiliates are accounted for under the equity method. Accounts denominated in non-U.S. currencies have been remeasured using the U.S. dollar as the functional currency.

Note 2: Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments include the assessment of recoverability of property, plant, and equipment and goodwill; the valuation of non-marketable equity securities and inventory; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the company may differ materially from management's estimates.

Accounting Change

        Effective the beginning of 2002, the company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As required by SFAS No. 142, the company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. Through December 29, 2001, goodwill had been amortized over an estimated life of 2–6 years. All remaining and future acquired goodwill will be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist, using a fair-value-based approach. The company completed the initial goodwill impairment review as of the beginning of 2002, and completed the annual impairment review during the fourth quarter of 2002, and found no impairment. All identifiable intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        Upon adoption of the new Business Combination rules, workforce-in-place no longer meets the definition of an identifiable intangible asset. As a result, as of the beginning of 2002, the net book value of $39 million, along with associated deferred tax liabilities of $19 million, has been reclassified to goodwill. See "Note 15: Goodwill."

        Included in amortization of goodwill in the consolidated statements of income are impairments of $98 million in 2001. There were no goodwill impairments in 2002 and 2000. Such amounts are not included in the goodwill and workforce amortization adjustments below. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows:

(In Millions—Except Per Share Amounts)	2002	2001	2000
Reported net income	$3,117	$1,291	$10,535
Goodwill and workforce amortization, net of tax	—	1,556	1,269

Adjusted net income	$3,117	$2,847	$11,804

Reported basic earnings per common share	$0.47	$0.19	$1.57
Goodwill and workforce amortization, net of tax	—	0.23	0.19

Adjusted basic earnings per common share	$0.47	$0.42	$1.76

Reported diluted earnings per common share	$0.46	$0.19	$1.51
Goodwill and workforce amortization, net of tax	—	0.22	0.18

Adjusted diluted earnings per common share	$0.46	$0.41	$1.69

Cash and Cash Equivalents

        Highly liquid debt securities with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents.

Investments

        Trading Assets.    Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The company elects to classify as trading assets a portion of its marketable debt securities. For these debt securities, gains or losses from changes in fair value due to interest rate and currency market fluctuations, offset by losses or gains on related derivatives, are included in interest and other, net. A portion of the company's marketable equity securities have been classified as trading assets, as the company no longer deems the investments to be strategic in nature and has the ability and intent to mitigate equity market risk through the use of derivative instruments. For these marketable equity securities, gains or losses from changes in fair value, offset or partially offset by losses or gains on related derivative instruments, are included in gains (losses) on equity securities, net. Also included in trading assets is a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in fair value of these equity securities, offset by losses or gains on the related liabilities, are included in interest and other, net. The company also uses fixed income investments and derivative instruments to seek to offset the remaining portion of the changes in the compensation liabilities.

        Available-for-Sale Investments.    Investments designated as available-for-sale include marketable debt and equity securities. Investments that are designated as available-for-sale as of the balance sheet date are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest and other, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis for six months, absent compelling evidence to the contrary.

        Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year are classified as long-term investments.

        The company acquires certain equity investments for the promotion of business and strategic objectives, and to the extent these investments continue to have strategic value, the company typically does not attempt to reduce or eliminate the inherent market risks. The marketable portion of these investments is included in long-term investments.

        Non-Marketable Equity Securities and Other Investments.    Non-marketable equity securities and other investments are accounted for at historical cost or, if Intel has significant influence over the investee, using the equity method of accounting. Intel's proportionate share of income or losses from investments accounted for under the equity method and any gain or loss on disposal are recorded in interest and other, net. Non-marketable equity securities, equity-method investments, and other investments are included in other assets. Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee's financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by Intel or others. If an investee obtains additional funding at a valuation lower than Intel's carrying amount, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, for example if Intel holds contractual rights that include a preference over the rights of other investors. Impairment of non-marketable equity securities is recorded in gains (losses) on equity securities, net.

Securities Lending

        From time to time, the company enters into securities lending agreements with financial institutions, generally to facilitate hedging transactions. Selected securities are loaned and are secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on the balance sheet. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, the collateral is not recorded as an asset or a liability, unless the collateral is repledged. See "Note 5: Borrowings."

Fair Values of Financial Instruments

        Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of short-term investments, trading assets, long-term investments, certain non-marketable investments, short-term debt, long-term debt, swaps, currency forward contracts, equity options and warrants are based on quoted market prices or pricing models using current market rates. Debt securities are generally valued using discounted cash flows in an industry-standard yield-curve model based on LIBOR. Equity options and warrants are priced using a Black-Scholes option pricing model. For the company's portfolio of non-marketable equity securities, management believes that the carrying value of the portfolio approximates the fair value at December 28, 2002. This estimate takes into account the prolonged decline of the equity and venture capital markets, the impairment analyses performed and the impairments recorded during 2002. At December 29, 2001, the fair values of certain of the non-marketable equity securities were estimated based on prices most recently paid for shares in those companies. All of the estimated fair values are management's estimates; however, when there is no readily available market, the estimated fair values may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

Derivative Financial Instruments

        The company's primary objective for holding derivative financial instruments is to manage currency, interest rate, and some equity market risks. The company's derivative instruments are recorded at fair value and are included in other current assets, other assets, other accrued liabilities or long-term debt. The company's accounting policies for these instruments are based on whether they meet the company's criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of related assets, liabilities or debt.

        As part of its strategic investment program, the company also acquires equity derivative instruments, such as warrants and equity conversion rights associated with debt instruments, that are not designated as hedging instruments. The gains or losses from changes in fair values of these equity derivatives are recognized in gains (losses) on equity securities, net.

        Currency Risk.    The company transacts business in various currencies other than the U.S. dollar, primarily the Euro and certain other European and Asian currencies. The company has established transaction and balance sheet risk management programs to protect against reductions in fair value and volatility of future cash flows caused by changes in exchange rates. The company uses currency forward contracts, currency options, currency borrowings and currency interest rate swaps in these risk management programs. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.

        Currency forward contracts and currency options that are used to hedge exposures to variability in anticipated non-U.S.-dollar-denominated cash flows are designated as cash flow hedges. The maturities of these instruments are generally less than 12 months. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of other comprehensive income in stockholders' equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item. The gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other, net during the period of change.

        Currency interest rate swaps and currency forward contracts are used to offset the currency risk of non-U.S.-dollar-denominated debt securities classified as trading assets, as well as other assets and liabilities denominated in various currencies. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related derivatives, with the resulting net gain or loss, if any, recorded in interest and other, net.

        Interest Rate Risk.    The company's primary objective for holding investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on a substantial majority of the company's investments in long-term fixed-rate marketable debt securities are swapped to U.S. dollar LIBOR-based returns, using interest rate swaps and currency interest rate swaps in transactions that are not designated as hedges for accounting purposes. The floating interest rates on the swaps are reset on a monthly, quarterly or semiannual basis. Changes in fair value of the debt securities classified as trading assets are generally offset by changes in fair value of the related derivatives, resulting in negligible net impact. The net gain or loss, if any, is recorded in interest and other, net.

        The company also enters into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. These transactions are designated as fair value hedges. The gains or losses from the changes in fair value of the interest rate swaps, as well as the offsetting change in the hedged fair value of the long-term debt, are recognized in interest expense.

        Equity Market Risk.    The company may enter into transactions designated as fair value hedges using equity options, swaps or forward contracts to hedge the equity market risk of marketable securities in its portfolio of strategic equity investments once the securities are no longer considered to have strategic value. The gain or loss from the change in fair value of these equity derivatives, as well as the offsetting change in hedged fair value of the related strategic equity securities, are recognized currently in gains (losses) on equity securities, net. The company also uses equity derivatives in transactions not designated as hedges to offset the change in fair value of certain equity securities classified as trading assets. The company may or may not enter into transactions to reduce or eliminate the market risks of its investments in strategic equity derivatives, including warrants.

        Measurement of Effectiveness of Hedge Relationships.    For currency forward contracts, effectiveness of the hedge is measured using spot rates for hedging strategies related to long-term construction contracts, and using forward rates for all other strategies, to value the forward contract and the underlying hedged transaction. For currency options and equity options, effectiveness is measured by the change in the option's intrinsic value, which represents the change in the option's strike price compared to the spot price of the underlying hedged transaction. Changes in time value of these options are not included in the assessment of effectiveness. For interest rate swaps, effectiveness is measured by offsetting the change in fair value of the long-term debt with the change in fair value of the interest rate swap.

        Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other, net or in gains (losses) on equity securities, net, depending on the nature of the underlying asset or liability. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

        During 2002 and 2001, the portion of hedging instruments' gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings for both cash flow and fair value hedges. There was no significant impact to results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

Inventories

        Inventory cost is computed on a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally six months or less. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. Inventories at fiscal year-ends were as follows:

(In Millions)	2002	2001
Raw materials	$223	$237
Work in process	1,365	1,316
Finished goods	688	700

Total	$2,276	$2,253

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 2– 4 years; buildings, 4 – 40 years. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets (see "Note 18: Impairment of Long-Lived Assets"). If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Identified Intangible Assets

        Acquisition-related intangibles include developed technology, trademarks and customer lists, and are amortized on a straight-line basis over periods ranging from 2–6 years. Intellectual property assets primarily represent acquired technology licenses and are amortized over the periods of benefit, ranging from 2–10 years, generally on a straight-line basis. All identified intangible assets are classified within other assets on the balance sheet. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

        Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Revenue Recognition

        The company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectibility. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. Shipping charges billed to customers are included in net revenue and the related shipping costs are included in cost of sales.

Product Warranty

        The company's product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. During 2000, the company announced that it would replace motherboards that had a defective memory translator hub component with the Intel® 820 chipset and recognized a charge with a total impact on gross margin of approximately $253 million. As of December 29, 2001, no significant balance remained. The warranty accrual and the related expense for known product issues were not significant for 2001 and 2002. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the fiscal years presented.

Advertising

        Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue. Advertising expense was $1.7 billion in 2002 ($1.6 billion in 2001 and $2.0 billion in 2000).

Stock Option Plans

        The company has employee stock benefit plans, which are described more fully in "Note 11: Employee Stock Benefit Plans." The company's stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to employee stock benefits, including shares issued under the stock option plans and under the company's Stock Participation Plan, collectively called "options."

        For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods.

(In Millions—Except Per Share Amounts)	2002	2001	2000
Net income, as reported	$3,117	$1,291	$10,535
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	1,170	1,037	836

Pro-forma net income	$1,947	$254	$9,699

Reported basic earnings per common share	$0.47	$0.19	$1.57

Reported diluted earnings per common share	$0.46	$0.19	$1.51

Pro-forma basic earnings per common share	$0.29	$0.04	$1.45

Pro-forma diluted earnings per common share	$0.29	$0.04	$1.40

        SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. See "Note 11: Employee Stock Benefit Plans" for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

Reclassifications

        Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The company will apply SFAS No. 146 prospectively to activities initiated after December 28, 2002. SFAS No. 146 had no significant impact at the point of adoption on the company's consolidated statements of income or financial position.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The company will apply FIN 45 to guarantees, if any, issued after December 28, 2002. At adoption, FIN 45 did not have a significant impact on the company's consolidated statements of income or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 28, 2002.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. Intel is currently reviewing its investment portfolio of early stage entities to determine whether any of its investee companies are variable interest entities. The company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

Note 3: Earnings Per Share

        The shares used in the computation of the company's basic and diluted earnings per common share are as follows:

(In Millions)	2002	2001	2000
Weighted average common shares outstanding	6,651	6,716	6,709
Dilutive effect of:
Employee stock options	108	163	272
Convertible notes	—	—	5

Weighted average common shares outstanding, assuming dilution	6,759	6,879	6,986

        Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of the convertible notes, for the period the notes were outstanding. For 2002, approximately 387 million of the company's stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (211 million in 2001 and 34 million in 2000). These options could be dilutive in the future.

Note 4: Common Stock Repurchase Program

        The company has an ongoing authorization, as amended, from the Board of Directors to repurchase up to 2.3 billion shares of Intel's common stock in open market or negotiated transactions, including the 2002 authorization to purchase an additional 480 million shares. During 2002, the company repurchased 183 million shares of common stock at a cost of $4 billion. Since the program began in 1990, the company has repurchased and retired approximately 1.7 billion shares at a cost of $30 billion. As of December 28, 2002, 590 million shares remained available under the repurchase authorization.

Note 5: Borrowings

Short-Term Debt

        Short-term debt at fiscal year-ends was as follows:

(In Millions)	2002	2001
Drafts payable (non-interest-bearing)	$211	$224
Floating rate obligations under securities lending agreements	84	153
Other short-term debt	—	18
Current portion of long-term debt	141	14

Total	$436	$409

        Obligations under securities lending agreements had an average rate of 1.25% as of December 28, 2002 and 1.75% as of December 29, 2001. The company also borrows under a commercial paper program. Maximum borrowings under the company's commercial paper program reached $240 million during 2002 and $105 million during 2001. No commercial paper was outstanding as of December 28, 2002 or December 29, 2001. This debt is rated A-1+ by Standard & Poor's and P-1 by Moody's.

Long-Term Debt

        Long-term debt at fiscal year-ends was as follows:

(In Millions)	2002	2001
Payable in U.S. dollars:
Puerto Rico bonds adjustable 2003, due 2013 at 3.9%– 4.25%	$116	$116
Zero coupon senior exchangeable notes due 2004	118	256
Other U.S. dollar debt	3	5
Payable in other currencies:
Euro debt due 2003–2018 at 2.6%–11%	833	687

	1,070	1,064
Less current portion of long-term debt	(141)	(14)

Total	$929	$1,050

        The company has guaranteed repayment of principal and interest on bonds issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority. The bonds are adjustable and redeemable at the option of either the company or the bondholder every five years through 2013, and are next adjustable and redeemable in 2003. Accordingly, they have been classified as short-term debt at December 28, 2002.

        In April 2001, the company issued zero coupon senior exchangeable notes (Intel notes) with a principal amount of $200 million for net proceeds of $208 million in a private placement. The note holders have the right to exchange their Intel notes for Samsung Electronics Co., Ltd. convertible notes (Samsung notes) owned by Intel. The exchangeable notes were issued in order to partially mitigate the equity market risk of Intel's investment in the Samsung notes, and the exchange option is accounted for as an equity derivative and marked-to-market with the fair value recorded in long-term debt. During 2002, the holders exchanged Intel notes with a principal amount of $122 million. In accordance with the terms of the Intel notes, the company delivered a portion of its investment in the Samsung notes with a face value of approximately $61 million to the holders in exchange for Intel notes. The carrying value of the debt instrument, excluding the portion allocated to the equity derivative, is being accreted to its remaining principal amount of $78 million through interest expense over the period to its maturity. The remaining Intel note holders may exercise their exchange option any time prior to January 12, 2004, and the notes are redeemable by Intel, provided specified market price criteria are met, through February 1, 2004.

        The Euro borrowings were made in connection with the financing of manufacturing facilities in Ireland, and Intel has invested the proceeds in Euro-denominated instruments of similar maturity to hedge currency and interest rate exposures.

        As of December 28, 2002, aggregate debt maturities were as follows: 2003—$141 million; 2004—$152 million; 2005—$39 million; 2006—$45 million; 2007—$48 million; and thereafter—$645 million.

Note 6: Investments

Trading Assets

        Trading assets outstanding at fiscal year-ends were as follows:

	2002		2001
(In Millions)	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Debt instruments	$64	$1,460	$(15)	$836
Equity securities	63	98	72	74
Equity securities offsetting deferred compensation	(1)	243	66	314

Total trading assets	$126	$1,801	$123	$1,224

        Net realized marked-to-market gains (losses) on fixed income debt instruments classified as trading assets were $79 million in 2002 and $(21) million in 2001. These amounts were included in interest and other, net in the consolidated statements of income. There were no debt instruments classified as trading assets in 2000.

        Net realized marked-to-market gains (losses) on equity security trading assets were $57 million in 2002 and $72 million in 2001. The $57 million net gain includes a gain of $120 million, resulting from the designation of formerly restricted equity investments as trading assets as they became marketable. The cumulative difference between their cost and fair market value at the time they became marketable was recorded as a gain in 2002. Gains and losses on the related derivatives were $110 million in 2002 and $18 million in 2001. These gains and losses were included within gains (losses) on equity securities, net in the consolidated statements of income. There were no equity securities classified as trading assets in 2000.

        Certain equity securities within the trading asset portfolio are maintained to generate returns that partially offset changes in liabilities related to certain deferred compensation arrangements. These deferred compensation liabilities were $336 million in 2002 and $399 million in 2001, and are included in other accrued liabilities on the consolidated balance sheets. Net realized marked-to-market gains (losses) on equity securities offsetting deferred compensation arrangements were $(64) million in 2002, $(45) million in 2001 and $(41) million in 2000, which were included within interest and other, net in the consolidated statements of income.

Available-for-Sale Investments

        Available-for-sale investments at December 28, 2002 were as follows:

(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$6,935	$1	$—	$6,936
Bank time deposits	2,121	1	—	2,122
Loan participations	862	—	—	862
Corporate bonds	838	—	—	838
Floating rate notes	781	—	(1)	780
Preferred stock and other equity	140	—	—	140
Other debt securities	71	—	—	71
Marketable strategic equity securities	38	19	(1)	56

Total available-for-sale investments	11,786	21	(2)	11,805
Less amounts classified as cash equivalents	(7,189)	—	—	(7,189)

	$4,597	$21	$(2)	$4,616

        Available-for-sale investments at December 29, 2001 were as follows:

(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$6,329	$2	$—	$6,331
Bank time deposits	2,047	1	(1)	2,047
Corporate bonds	911	1	—	912
Loan participations	838	—	—	838
Floating rate notes	795	1	—	796
Other debt securities	371	—	—	371
Marketable strategic equity securities	109	48	(2)	155
Preferred stock and other equity	104	—	—	104

Total available-for-sale investments	11,504	53	(3)	11,554
Less amounts classified as cash equivalents	(7,724)	—	—	(7,724)

	$3,780	$53	$(3)	$3,830

        The company sold available-for-sale securities with a fair value at the date of sale of $114 million in 2002, $1.3 billion in 2001 and $4.2 billion in 2000. The gross realized gains on these sales totaled $15 million in 2002, $548 million in 2001 and $3.4 billion in 2000. The company realized gross losses on sales of $39 million in 2002, $187 million in 2001 and $52 million in 2000. The company recognized gains on shares exchanged in third-party merger transactions of $1 million in 2002, $156 million in 2001 and $682 million in 2000. The company recognized impairment losses on available-for-sale and non-marketable investments of $524 million in 2002, $1.1 billion in 2001 and $297 million in 2000.

        The amortized cost and estimated fair value of available-for-sale investments in debt securities at December 28, 2002, by contractual maturity, were as follows:

(In Millions)	Cost	Estimated Fair Value
Due in 1 year or less	$10,451	$10,451
Due in 1–2 years	394	395
Due in 2–5 years	141	141
Due after 5 years	622	622

Total investments in available-for-sale debt securities	$11,608	$11,609

Fair Values of Financial Instruments

        The estimated fair values of financial instruments outstanding at fiscal year-ends were as follows:

	2002		2001
(In Millions—Assets (Liabilities))	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$7,404	$7,404	$7,970	$7,970
Short-term investments	$3,382	$3,382	$2,356	$2,356
Trading assets	$1,801	$1,801	$1,224	$1,224
Marketable strategic equity securities	$56	$56	$155	$155
Other long-term investments	$1,178	$1,178	$1,319	$1,319
Non-marketable equity securities	$730	$730	$1,276	$1,719
Other non-marketable instruments	$92	$92	$161	$161
Warrants and other equities marked-to-market as derivatives	$109	$109	$172	$172
Options hedging or offsetting equities	$116	$116	$51	$51
Swaps related to investments in debt securities	$(58)	$(58)	$12	$12
Options related to deferred compensation liabilities	$(23)	$(23)	$(6)	$(6)
Short-term debt	$(436)	$(432)	$(409)	$(409)
Long-term debt	$(929)	$(929)	$(1,050)	$(1,045)
Swaps hedging debt	$(7)	$(7)	$4	$4
Currency forward contracts	$52	$52	$1	$1

        Due to restrictions on sales extending beyond one year, publicly traded securities with a carrying value of $85 million and an estimated fair value of $210 million were classified as non-marketable equity securities at December 29, 2001. No significant amounts of similarly restricted securities were held as of December 28, 2002.

Note 7: Concentrations of Credit Risk

        Financial instruments that potentially subject the company to concentrations of credit risk consist principally of investments in debt securities, derivative financial instruments and trade receivables. Intel generally places its investments with high-credit-quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on Intel's analysis of that counterparty's relative credit standing. Investments in debt securities with original maturities of greater than six months consist primarily of A and A2 or better rated financial instruments and counterparties. Investments with original maturities of up to six months consist primarily of A-1 and P-1 or better rated financial instruments and counterparties. Government regulations imposed on investment alternatives of Intel's non-U.S. subsidiaries, or the absence of A and A2 rated counterparties in certain countries, result in some minor exceptions. Credit rating criteria for derivative instruments are similar to those for investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty's obligations exceed the obligations of Intel with that counterparty. At December 28, 2002, debt investments were placed with approximately 200 different counterparties. Intel's practice is to obtain and secure available collateral from counterparties against obligations, including securities lending transactions, whenever Intel deems appropriate.

        A majority of the company's trade receivables are derived from sales to original equipment manufacturers of computer systems, cellular handsets and handheld computing devices, telecommunications and networking communications equipment, and peripherals. The company's three largest customers accounted for approximately 38% of net revenue for 2002, an increase from 35% for 2001. At December 28, 2002, the three largest customers accounted for approximately 39% of net accounts receivable (39% of net accounts receivable at December 29, 2001). During 2002, two of the company's top customers merged and are therefore presented as a single customer. For comparability purposes, the 2001 and 2000 top customer percentages have been restated to also reflect this merger.

        The company endeavors to keep pace with the evolving computer and communications industries, and has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the company's end customers and geographic sales areas. Intel performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary.

Note 8: Interest and Other, Net

(In Millions)	2002	2001	2000
Interest income	$298	$615	$920
Interest expense	(84)	(56)	(35)
Gain (loss) on investment in Convera	—	(196)	117
Other, net	(20)	30	(15)

Total	$194	$393	$987

        Effective as of the beginning of 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The cumulative effect of the adoption of SFAS No. 133 was an increase in income before taxes of $45 million, which was included in other, net for 2001.

        In December 2000, Intel contributed its Interactive Media Services division to Convera Corporation and invested $150 million in cash in exchange for shares of Convera. Intel recognized a gain of $117 million on the portion of the business and related assets contributed to Convera in which Intel did not retain an ownership interest. During 2001, Intel recorded a loss of approximately $39 million as its proportionate share of Convera's net loss and recognized a combined net loss of $157 million on the impairment and subsequent sale of the remaining investment.

Note 9: Comprehensive Income

        The components of other comprehensive income and related tax effects were as follows:

(In Millions)	2002	2001	2000
Change in net unrealized gain on investments, net of tax of $24, $187 and $620 in 2002, 2001 and 2000, respectively	$(44)	$(347)	$(1,153)
Less: adjustment for net gain or loss realized and included in net income, net of tax of $(14), $(99) and $1,316 in 2002, 2001 and 2000, respectively	25	184	(2,443)
Change in net unrealized gain or loss on derivatives, net of tax of $(23) and $4 in 2002 and 2001, respectively	43	(7)	—
Minimum pension liability, net of tax of $2	(6)	—	—

	$18	$(170)	$(3,596)

        The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	2002	2001
Accumulated net unrealized gain on available-for-sale investments	$13	$32
Accumulated net unrealized gain (loss) on derivatives	36	(7)
Accumulated minimum pension liability	(6)	—

Total accumulated other comprehensive income	$43	$25

Note 10: Provision for Taxes

        Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2002	2001	2000
Income (loss) before taxes:
U.S.	$2,165	$(350)	$11,162
Non-U.S.	2,039	2,533	3,979

Total income before taxes	$4,204	$2,183	$15,141

Provision for taxes:
Federal:
Current	$542	$903	$3,809
Deferred	91	(417)	(65)

	633	486	3,744

State:
Current	143	142	454
Non-U.S.:
Current	292	366	473
Deferred	19	(102)	(65)

	311	264	408

Total provision for taxes	$1,087	$892	$4,606

Effective tax rate	25.9%	40.9%	30.4%

        The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for 2002 by $270 million ($435 million for 2001 and $887 million for 2000).

        The provision for taxes reconciles to the amount computed by applying the statutory federal rate of 35% to income before taxes as follows:

(In Millions)	2002	2001	2000
Computed expected tax	$1,471	$764	$5,299
State taxes, net of federal benefits	93	92	295
Non-U.S. income taxed at different rates	(248)	(336)	(363)
Non-deductible acquisition-related costs	53	667	444
Tax impact related to divestitures	(75)	—	—
Export sales benefit	(128)	(245)	(230)
Reversal of previously accrued taxes	—	—	(600)
Other	(79)	(50)	(239)

Provision for taxes	$1,087	$892	$4,606

        The company reduced its tax provision for 2002 by approximately $75 million due to the tax benefit related to the sale of certain businesses in 2002.

        The company reduced its tax provision for 2001 by $100 million due to an increase in the tax benefit related to export sales for 2000, including the impact of a revision in the tax law. This change in estimated taxes was reflected in the federal tax return for 2000 filed in 2001.

        In 2000, the Internal Revenue Service (IRS) closed its examination of the company's tax returns for years up to and including 1998. Resolution was reached on a number of issues, including adjustments related to the intercompany allocation of profits. As part of this closure, the company reversed previously accrued taxes, reducing the tax provision for 2000 by $600 million.

        During 2001, the IRS commenced an examination of years 1999 and 2000. Although the outcome of tax audits is always uncertain, management believes that adequate amounts of tax have been provided for any adjustments that are expected to result for these years.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the company's deferred tax assets and liabilities at fiscal year-ends were as follows:

(In Millions)	2002	2001
Deferred tax assets
Accrued compensation and benefits	$185	$120
Accrued advertising	96	102
Deferred income	183	207
Inventory valuation and related reserves	184	209
Interest and taxes	29	89
Impairment losses on investments	256	179
Other, net	203	52

	1,136	958

Deferred tax liabilities
Depreciation	(949)	(461)
Acquired intangibles	(110)	(280)
Unremitted earnings of certain subsidiaries	(122)	(164)
Unrealized gains on investments	(35)	(30)
Other, net	(16)	(10)

	(1,232)	(945)

Net deferred tax asset (liability)	$(96)	$13

        U.S. income taxes were not provided for on a cumulative total of approximately $6.3 billion of undistributed earnings for certain non-U.S. subsidiaries. The company intends to reinvest these earnings indefinitely in operations outside the U.S.

Note 11: Employee Stock Benefit Plans

Stock Option Plans

        The company has a stock option plan under which officers, key employees and non-employee directors may be granted options to purchase shares of the company's authorized but unissued common stock. The company also has a broad-based stock option plan under which stock options may be granted to all employees other than officers and directors. During 2001, the Board of Directors approved an increase to the authorized shares under this plan, which made an additional 900 million shares available for grant to employees other than officers and directors. As of December 28, 2002, substantially all of our employees were participating in one of the stock option plans. The company's Executive Long-Term Stock Option Plan, under which certain key employees, including officers, were granted stock options, terminated in 1998. No further grants may be made under this plan, although options granted prior to the termination may remain outstanding. Under all of the plans, the option exercise price is equal to the fair market value of Intel common stock at the date of grant. In prior years, Intel also assumed the stock option plans and the outstanding options of certain acquired companies. No additional stock grants will be granted under these assumed plans.

        Options granted by Intel currently expire no later than 10 years from the grant date and generally vest within 5 years. Additional information with respect to stock option plan activity is as follows:

		Outstanding Options
(Shares in Millions)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
December 25, 1999	477.8	611.2	$12.87
Grants	(162.8)	162.8	$54.68
Options assumed in acquisitions	—	4.3	$5.21
Exercises	—	(107.5)	$4.66
Cancellations	32.6	(32.6)	$26.28

December 30, 2000	347.6	638.2	$24.16
Supplemental grant	(51.9)	51.9	$25.69
2002 merit grant	(67.6)	67.6	$24.37
Other grants	(118.6)	118.6	$25.48
Options assumed in acquisitions	—	9.0	$19.25
Exercises	—	(68.0)	$6.06
Cancellations	45.1	(48.8)	$35.01
Additional shares reserved	900.0	—	—

December 29, 2001	1,054.6	768.5	$25.33
Supplemental grant	(118.1)	118.1	$20.23
Other grants	(55.5)	55.5	$25.43
Exercises	—	(51.4)	$6.79
Cancellations	40.8	(45.3)	$33.56

December 28, 2002	921.8	845.4	$25.31

Options exercisable at:
December 30, 2000		195.6	$7.07
December 29, 2001		230.9	$11.27
December 28, 2002		274.0	$16.57

        In November 2002, a supplemental stock option grant was given to employees who had previously been granted options in 2001 and 2000 that had exercise prices above the November 2002 market price. These additional grants were made in order to retain employees, due to competitive market conditions and a decline in the company's stock price. These new options will vest in equal amounts over four years. Another supplemental stock grant was made in 2001, vesting in equal amounts over two years.

        During 2001, the company granted merit-based options that would typically have been granted in 2002 in order to enhance the potential long-term retention value of these stock options. This grant is referred to in the table above as "2002 merit grant." The 2002 merit grant vests in 2007, on about the same date the options would vest if they had been granted in 2002. Merit grants made in 2002, included in "other grants" in the table above, were reduced by the shares granted in this early grant program during 2001.

        The range of option exercise prices for options outstanding at December 28, 2002 was $0.01 to $87.90. This range reflects the impact of options assumed with acquired companies in addition to the fluctuating price of Intel common stock.

        The following table summarizes information about options outstanding at December 28, 2002:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares (In Millions)	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares (In Millions)	Weighted Average Exercise Price
$0.01–$16.56	153.0	3.0	$7.35	133.5	$6.42
$16.62–$20.17	126.3	4.8	$18.33	71.8	$17.87
$20.23–$21.67	136.6	9.6	$20.39	3.3	$21.04
$21.72–$25.69	186.8	8.3	$24.58	27.6	$25.12
$26.06–$38.81	138.6	7.6	$32.15	21.9	$34.67
$38.82–$87.90	104.1	7.3	$58.84	15.9	$55.32

Total	845.4	6.7	$25.31	274.0	$16.57

        These options will expire if not exercised at specific dates through December 2012. Option exercise prices for options exercised during the three-year period ended December 28, 2002 ranged from $0.01 to $49.81.

Stock Participation Plan

        Under this plan, eligible employees may purchase shares of Intel's common stock at 85% of fair market value at specific, predetermined dates. Approximately 80% of the company's employees were participating in the plan as of December 28, 2002. Of the 944 million shares authorized to be issued under the plan, 109.7 million shares remained available for issuance at December 28, 2002. Employees purchased 17.0 million shares in 2002 (13.0 million in 2001 and 8.9 million in 2000) for $338 million ($351 million in 2001 and $305 million in 2000).

SFAS No. 123 Assumptions and Fair Value

        The fair value of options granted in 2002, 2001 and 2000 reported above in "Note 2: Accounting Policies" was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

Employee Stock Options:	2002	2001	2000
Expected life (in years)	6.0	6.0	6.5
Risk-free interest rate	3.7%	4.9%	6.2%
Volatility	.49	.47	.42
Dividend yield	.3%	.3%	.1%
Stock Participation Plan Shares:	2002	2001	2000
Expected life (in years)	.5	.5	.5
Risk-free interest rate	1.8%	4.1%	6.1%
Volatility	.50	.54	.66
Dividend yield	.3%	.3%	.1%

        The weighted average estimated fair value of employee stock options granted during 2002 was $10.89 ($12.62 in 2001 and $28.27 in 2000). The weighted average estimated fair value of shares granted under the Stock Participation Plan during 2002 was $7.23 ($8.97 in 2001 and $19.60 in 2000).

Note 12: Retirement Benefit Plans

Profit Sharing Plans

        The company provides tax-qualified profit-sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions.

        The company also provides a non-qualified profit-sharing retirement plan for the benefit of eligible employees in the U.S. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan is unfunded.

        The company expensed $303 million for the qualified and non-qualified profit-sharing retirement plans in 2002 ($190 million in 2001 and $362 million in 2000). The company expects to fund approximately $298 million for the 2002 contribution to the qualified plan and to allocate approximately $3 million for the non-qualified profit-sharing retirement plan.

        Contributions made by the company vest based on the employee's years of service. Vesting begins after three years of service in 20% annual increments until the employee is 100% vested after seven years.

Pension and Postretirement Benefit Plans

        U.S. Pension Benefits.    The company provides a tax-qualified defined-benefit pension plan for the benefit of eligible employees and retirees in the U.S. The plan provides for a minimum pension benefit that is determined by a participant's years of service, final average compensation (taking into account the participant's social security wage base) and the value of the company's contributions, plus earnings, in the Profit Sharing Plan. If the participant's balance in the Profit Sharing Plan exceeds the pension guarantee, the participant will receive benefits from the Profit Sharing Plan only.

        Non-U.S. Pension Benefits.    The company also provides defined benefit pension plans in certain other countries. The company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of local law. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment. A substantial majority of the company's pension assets and obligations relate to non-U.S. pension plans.

        Postretirement Medical Benefits.    Upon retirement, eligible U.S. employees are credited with a defined dollar amount based on years of service. These credits can be used to pay all or a portion of the cost to purchase coverage in an Intel-sponsored medical plan.

        Funding Policy.    The company's practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of U.S. federal laws and regulations or applicable local laws and regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. The company accrues for all such liabilities.

        The changes in the benefit obligations and plan assets for the plans described above were as follows:

			Postretirement Medical Benefits
	Pension Benefits
(In Millions)
	2002	2001	2002	2001
Change in benefit obligation:
Beginning benefit obligation	$209	$176	$101	$83
Service cost	26	36	10	9
Interest cost	16	14	8	7
Participant contributions	4	4	—	—
Actuarial (gain) loss	17	(2)	16	4
Currency exchange rate changes	8	(15)	—	—
Acquisitions	—	4	—	—
Benefits paid to plan participants	(10)	(8)	(3)	(2)

Ending benefit obligation	$270	$209	$132	$101

			Postretirement Medical Benefits
	Pension Benefits
(In Millions)
	2002	2001	2002	2001
Change in plan assets:
Beginning fair value of plan assets	$144	$142	$—	$—
Actual return on plan assets	(19)	(9)	—	—
Employer contributions	39	25	3	2
Plan participants' contributions	4	4	1	—
Currency exchange rate changes	5	(15)	—	—
Acquisitions	—	5	—	—
Benefits paid to participants	(10)	(8)	(3)	(2)

Ending fair value of plan assets	$163	$144	$1	$—

			Postretirement Medical Benefits
	Pension Benefits
(In Millions)
	2002	2001	2002	2001
Funded status:
Ending funded status	$(107)	$(65)	$(131)	$(101)
Unrecognized transition obligation	2	2	—	—
Unrecognized net actuarial (gain) loss	47	(3)	6	(10)
Unrecognized prior service cost	2	1	40	44

Net amount recognized	$(56)	$(65)	$(85)	$(67)

			Postretirement Medical Benefits
	Pension Benefits
(In Millions)
	2002	2001	2002	2001
Amounts recognized in the balance sheet:
Prepaid benefit cost	$18	$9	$—	$—
Accrued benefit liability	(82)	(74)	(85)	(67)
Deferred tax asset	2	—	—	—
Accumulated other comprehensive income	6	—	—	—

Net amount recognized	$(56)	$(65)	$(85)	$(67)

        Weighted-average actuarial assumptions used to determine costs and benefit obligations for the plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2002	2001	2002	2001	2002	2001
Discount rate	7.00%	7.50%	7.90%	7.62%	7.00%	7.50%
Expected return on plan assets	8.50%	8.50%	9.18%	9.22%	—	—
Rate of compensation increase	5.00%	5.00%	6.77%	6.19%	—	—

        Asset return assumptions are required by generally accepted accounting principles and are derived, following actuarial and statistical methodologies, from the analysis of long-term historical data relevant to the country where each plan is in effect, and the investments applicable to the plan. Plans are subject to regulation under local law which may directly or indirectly affect the types of investments that a plan may hold.

        The net periodic benefit cost for the plans included the following components:

	Pension Benefits			Postretirement Medical Benefits
(In Millions)
	2002	2001	2000	2002	2001	2000
Service cost	$28	$37	$18	$10	$9	$5
Interest cost	16	14	12	8	7	5
Expected return on plan assets	(13)	(16)	(14)	—	—	—
Amortization of prior service cost	—	1	—	4	4	2
Recognized net actuarial (gain) loss	—	1	—	—	—	(1)

Net periodic benefit cost	$31	$37	$16	$22	$20	$11

        For 2002, pension plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $68 million and plan assets of $25 million, while pension plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $270 million and plan assets of $163 million. For 2001, pension plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $98 million and plan assets of $60 million, while pension plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $160 million and plan assets of $84 million.

Note 13: Acquisitions

        All of the company's acquisitions have been accounted for using the purchase method of accounting. Consideration includes the cash paid and the value of any stock issued and options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash and any debt assumed. As of July 2000, the company began to account for the intrinsic value of stock options assumed related to future services as unearned compensation within stockholders' equity (see "Note 17: Acquisition-Related Unearned Stock Compensation").

        There were no acquisitions qualifying as business combinations in 2002. The acquisitions in 2001 and 2000 were entered into primarily to expand Intel's optical, wired and wireless Ethernet, and telecommunications capabilities. The operating results of all of the significant companies acquired in 2001 and 2000 have been included in the results of the Intel Communications Group operating segment from the date of acquisition.

        The following table summarizes the company's business combinations completed in 2001 and 2000:

(In Millions)	Consideration	Purchased In-Process Research & Development	Goodwill	Identified Intangibles	Form of Consideration
2001
Xircom, Inc.	$517	$53	$336	$154	Cash and options assumed
VxTel Inc.	$381	$68	$277	$—	Cash and options assumed
Cognet, Inc.	$156	$9	$93	$20	Cash, common stock and options assumed
LightLogic, Inc.	$409	$46	$295	$9	Common stock and options assumed
Other	$228	$22	$153	$—	Cash, common stock and options assumed
2000
GIGA A/S	$1,247	$52	$1,041	$138	Cash
Basis Communications Corporation	$453	$21	$353	$117	Cash and options assumed
Trillium Digital Systems, Inc.	$277	$8	$129	$98	Cash, common stock and options assumed
Ziatech Corporation	$222	$18	$147	$38	Cash and options assumed
Other	$513	$10	$477	$5	Cash and options assumed

        Other business combinations in the above summary represent 7 business combination transactions in 2001 that were not individually significant (13 in 2000).

        Purchase consideration for acquisitions in 2001 included 21.0 million unregistered shares of Intel common stock. Of these shares, 5.2 million were contingent upon the continued employment of certain employees and/or meeting performance criteria, and approximately 2.8 million of the contingent shares have subsequently been issued. An additional 900,000 registered shares are issuable to certain employees contingent upon meeting certain performance criteria and are not included in purchase consideration. Of these shares, approximately 600,000 have subsequently been issued, and approximately 200,000 have been forfeited as certain milestones were not met. Further, $224 million in cash compensation was contingent upon the continued employment of certain employees and/or meeting performance criteria and was not included in purchase consideration, of which approximately $85 million had been paid and approximately $10 million had been forfeited. Of the $129 million remaining to be paid, approximately $75 million was not recorded in the company's balance sheet.

        For 2000, purchase consideration included 2.6 million unregistered shares of Intel common stock, of which 1.2 million shares were contingent upon the continued employment of certain employees and have subsequently been issued. Additionally, $37 million in cash compensation was contingent upon the continued employment of certain employees, of which approximately $34 million had been paid.

        During 2002, the company recognized a $75 million tax benefit related to sales of the stock of certain previously acquired companies, primarily Ziatech. Also during 2002, the company wrote off acquisition-related identified intangibles of $127 million, related to a portion of the developed technology acquired with the Xircom and Trillium acquisitions. In 2001, the company wrote off acquisition-related identified intangibles of $26 million and goodwill of $98 million, related to acquisitions made prior to 2000.

        For 2001, $198 million was allocated to purchased in-process research and development (IPR&D) and expensed upon acquisition of the above companies ($109 million for 2000), because the technological feasibility of products under development had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. The company determined a discount rate for each project based on the relative risks inherent in the project's development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors.

Note 14: Acquisition of Development-Stage Operations

        During 2002, the company acquired three development-stage operations in exchange for total consideration of approximately $57 million. Approximately $35 million of the consideration was allocated to acquisition-related developed technology, $20 million was allocated to IPR&D, and the remaining amount represented the value of net tangible assets. There was no allocation of purchase consideration to goodwill. The operating results of each of these acquisitions since the date of acquisition have been included in the operating results of the acquiring business unit within either the Intel Communications Group operating segment or the "all other" category, as appropriate, for segment reporting purposes.

Note 15: Goodwill

        Goodwill by operating segment was adjusted for the years ended December 29, 2001 and December 28, 2002, as follows:

(In Millions)	Intel Communications Group	Wireless Communications and Computing Group	Intel Architecture Business	All Other	Total
December 30, 2000	$3,926	$953	$92	$6	$4,977
Additions	1,148	14	23	6	1,191
Amortization	(1,242)	(323)	(45)	(5)	(1,615)
Impairments	(98)	—	—	—	(98)
Other adjustments	(81)	(41)	(2)	(1)	(125)

December 29, 2001	3,653	603	68	6	4,330
Workforce-in-place reclassified, net of deferred tax	12	8	—	—	20
Other adjustments	(21)	—	1	—	(20)

December 28, 2002	$3,644	$611	$69	$6	$4,330

        During 2002, no goodwill was acquired or impaired. During 2001, other adjustments of $125 million were primarily related to the reduction of a valuation allowance on deferred tax assets due to changes in the realizability of certain tax benefits related to companies acquired in 2001 and prior years.

Note 16: Identified Intangible Assets

        During 2002, the company acquired developed technology valued at $35 million, with an amortization period of 2 years. During 2001, acquisition-related intangibles acquired totaled $206 million, the majority of which was developed technology, with a weighted average amortization period of 4 years. Intellectual property assets acquired in 2002 amounted to $317 million, with a weighted average amortization period of 7 years ($157 million in 2001 with a weighted average amortization period of 6 years). Of the 2002 amount, $295 million represented the value of intellectual property assets capitalized as a result of payments under the settlement agreement with Intergraph Corporation related to the lawsuits in Alabama and Texas (see "Note 20: Contingencies"). The value of the Intergraph intellectual property assets and the amount of the charge to cost of sales in 2002 were derived from the historical and expected future revenue from sales of the relevant microprocessors.

        Identified intangible assets as of December 28, 2002 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$1,125	$(727)	$398
Other acquisition-related intangibles	74	(52)	22
Intellectual property assets	750	(336)	414

Total identified intangible assets	$1,949	$(1,115)	$834

        Identified intangible assets as of December 29, 2001 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$1,127	$(421)	$706
Other acquisition-related intangibles	293	(202)	91
Intellectual property assets	438	(221)	217

Total identified intangible assets	$1,858	$(844)	$1,014

        All of the company's identified intangible assets are subject to amortization. Amortization of acquisition-related intangibles and costs included the following:

(In Millions)	2002	2001	2000
Amortization of acquisition-related intangibles	$246	$347	$248
Impairment of acquisition-related intangibles	127	26	—
Amortization of acquisition-related unearned stock compensation	90	174	26
Other acquisition-related costs	85	81	2

Total	$548	$628	$276

        Acquisition-related intangible impairments of $127 million in 2002 represented write-offs of developed technology and other acquisition-related intangibles related to prior-year acquisitions. The amount of the impairment was determined using a fair-value approach based on discounted future cash flows. Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation to employees related to previous acquisitions. The compensation is being recognized over the period earned. All amortization of acquisition-related intangibles and costs, including impairments, is included in "all other" for segment reporting purposes.

        Amortization of intellectual property assets was $120 million in 2002 ($89 million in 2001 and $76 million in 2000). The amortization of an intellectual property asset is generally included in either cost of sales or research and development.

        Based on the carrying value of identified intangible assets recorded at December 28, 2002, and assuming no subsequent impairment of the underlying assets, the annual amortization expense, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2003	2004	2005	2006	2007
Acquisition-related intangibles	$199	$122	$82	$17	$—
Intellectual property assets	$112	$86	$68	$54	$23

Note 17: Acquisition-Related Unearned Stock Compensation

        The company records acquisition-related purchase consideration as unearned stock-based compensation in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." During 2002, the company recorded no such unearned stock-based compensation ($255 million recorded in 2001). Acquisition-related unearned stock compensation includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of selected employee stockholders and/or the completion of specified milestones. The unearned stock-based compensation also includes the intrinsic value of stock options assumed in connection with business combinations that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs. Amortization of unearned stock compensation was $90 million for 2002 ($174 million for 2001 and $26 million for 2000). For 2002, unearned stock compensation was reduced by $13 million related to a net loss on sales of businesses that was included in operating income, and by another $12 million related to other adjustments.

Note 18: Impairment of Long-Lived Assets

        In June 2002, the company announced its intention to wind down its Intel® Online Services Web hosting business over four quarters, due to market trends and financial forecasts for the hosting services industry. As a result, the company recognized a related $106 million pre-tax charge in cost of sales. Approximately $90 million of that charge related to the impairment of the web hosting business' assets, including leasehold improvements and server equipment. The amount of the impairment was determined based on discounted future cash flows and comparable market prices. The remaining $16 million represented the accrual of lease and other exit-related costs. The total charge was reflected in the "all other" category for segment reporting purposes.

Note 19: Commitments

        The company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2026. Rental expense was $163 million in 2002, $182 million in 2001 and $123 million in 2000. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2003—$97 million; 2004—$74 million; 2005—$63 million; 2006—$40 million; 2007—$28 million; 2008 and beyond—$202 million. Commitments for construction or purchase of property, plant and equipment approximated $2.0 billion at December 28, 2002. In addition, at the end of 2002, acquisition-related deferred cash compensation obligations not included in the company's balance sheet totaled approximately $75 million (see "Note 13: Acquisitions").

Note 20: Contingencies

        In November 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging that Intel attempted to coerce Intergraph into relinquishing certain patent rights and that Intel infringed five Intergraph microprocessor-related patents. This suit included alleged violations of antitrust laws and various state law claims.

        In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that the Intel® Itanium® processor infringes two Intergraph microprocessor-related patents, and seeking an injunction and unspecified damages.

        In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. Pursuant to the settlement agreement, Intel made a cash payment of $300 million to Intergraph and in return received a license under all Intergraph patents and patent applications filed before April 4, 2012, excluding the patents at issue in the Texas case. Intel has also obtained ownership of 15 Intergraph patents and a general release covering all matters in controversy in the Alabama case. Intel recorded $155 million of the $300 million payment as a charge to cost of sales in the first quarter of 2002. The remaining $145 million represents the value of the license received and has been capitalized as an intangible asset (see "Note 16: Identified Intangible Assets").

        In October 2002, the Texas court ruled that Intel infringed both patents at issue in that case, and the Texas court has declined to reconsider its decision. Pursuant to the settlement agreement, Intel paid Intergraph a further $150 million. Intel plans to appeal the trial court's decision, and if Intel prevails on appeal, no further payments will be due to Intergraph under the settlement agreement. However, if Intergraph prevails on either patent, the settlement agreement provides that Intel must pay Intergraph an additional $100 million and will receive a license for the patents at issue in the case. The $150 million payment to Intergraph has been capitalized as an intangible asset, and the additional $100 million payment, if required, is also expected to be capitalized.

        In May 2000, various plaintiffs filed a class-action lawsuit in the United States District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and SEC Rule 14d-10 in connection with Intel's acquisition of DSP Communications, Inc. The complaint alleged that Intel and CWC (Intel's wholly owned subsidiary at the time) agreed to pay certain DSP executives additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders' endorsement of Intel's tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs seek unspecified damages for the class, and unspecified costs and expenses. In July 2002, the District Court granted Intel's motion for summary judgment, but in October 2002, the District Court vacated the summary judgment. In February 2003, the parties reached a tentative settlement agreement pending court review and approval. The settlement is not expected to have a material impact on the company's results of operations or financial condition.

        In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the United States District Court for the Western District of Texas, alleging that the Intel® Pentium® 4 processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA's C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel's Pentium® II, Pentium® III, Celeron® and Pentium 4 processors infringe another patent. In August 2002, Intel added an additional claim that VIA's C3 microprocessors infringe an additional Intel patent, and VIA added an additional claim that Intel's Pentium III and Pentium 4 processors infringe another VIA patent. The trial is set for April 7, 2003. VIA seeks an injunction to prohibit Intel from selling the above-mentioned Intel microprocessors, as well as damages in an unspecified amount covering past sales of such Intel products. Intel seeks an injunction against VIA to prohibit VIA from selling the above-mentioned VIA microprocessors, as well as damages in an unspecified amount covering past sales of such VIA products. Intel disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

        In September, October and November 2001, various plaintiffs filed five class-action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The amended complaint alleges that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company's business and financial condition. In October 2002, the U.S. District Court granted Intel's motion to dismiss the amended complaint without prejudice, and the plaintiffs filed a second amended complaint in November 2002. In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company's directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. In May 2002, the California Superior Court sustained Intel's demurrer to the California complaint and granted plaintiffs leave to file an amended complaint, which they then filed. The company filed a demurrer to the amended complaint, which the court sustained without prejudice to the plaintiffs filing a third amended complaint, which the plaintiffs have filed. All complaints seek unspecified damages. The company disputes all plaintiffs' claims in all actions and intends to defend the lawsuits vigorously.

        In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett-Packard Co., HPDirect, Inc. and Gateway Inc., alleging that the defendants' advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor's processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, and attorney's fees and costs. The company disputes the plaintiffs' claims and intends to defend the lawsuit vigorously.

        The company is currently a party to various claims and legal proceedings, including those noted above. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these actions, individually and in the aggregate, will not have a material adverse effect on the company's financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

        Intel has been named to the California and U.S. Superfund lists for three of its sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency (EPA) to evaluate the groundwater in areas adjacent to one of its former sites. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site, including expected costs to complete. Under the California and U.S. Superfund statutes, liability for cleanup of this site and the adjacent area is joint and several. The company, however, has reached agreement with those same two companies which significantly limits the company's liabilities under the proposed cleanup plan. Also, the company has completed extensive studies at its other sites and is engaged in cleanup at several of these sites. In the opinion of management, the potential losses to the company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the company's financial position or overall trends in results of operations, even if joint and several liability were to be assessed.

        The estimate of the potential impact on the company's financial position or overall results of operations for the above legal and environmental proceedings could change in the future.

Note 21: Operating Segment and Geographic Information

        The company designs, develops, manufactures and markets computing and communications products at various levels of integration. The company reports three product-line operating segments: the Intel Architecture business, which is composed of the Desktop Platforms Group, the Mobile Platforms Group and the Enterprise Platforms Group; the Wireless Communications and Computing Group; and the Intel Communications Group.

        Beginning in 2002, the company's Executive Office consists of Chief Executive Officer (CEO) Craig R. Barrett and President and Chief Operating Officer (COO) Paul S. Otellini. The CEO and COO have joint responsibility as the Chief Operating Decision Maker (CODM), as defined by SFAS No. 131. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes.

        The Intel Architecture operating segment's products include microprocessors and related chipsets and motherboards based on the Intel® NetBurst™ microarchitecture (including the Pentium 4 processor), as well as the P6 microarchitecture (including the Pentium III processor). Sales of microprocessors and related products based on the Intel NetBurst microarchitecture made up the majority of the company's 2002 consolidated net revenue and gross margin. For the same period, sales of microprocessors and related products based on the P6 microarchitecture made up a significant but steadily decreasing portion of the company's consolidated net revenue and gross margin. For 2001, sales of products based on the P6 microarchitecture made up the majority of the company's net revenue and a substantial majority of gross margin. Additionally, for 2001, sales of products based on the Intel NetBurst microarchitecture were a significant and rapidly increasing portion of the company's consolidated net revenue and gross margin. The Wireless Communications and Computing Group's products include flash memory, application processors, and cellular baseband chipsets for cellular handsets and handheld devices. The Intel Communications Group's products include Ethernet connectivity products, network processing components, embedded control chips (microcontrollers) and optical products. The company's products in all operating segments are sold directly to original equipment manufacturers, and through retail and industrial distributors, resellers and e-Business channels throughout the world.

        In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are allocated to the operating segments and are included in the operating results reported below.

        The "all other" category includes acquisition-related costs, including amortization of acquisition-related intangibles and in-process research and development. Acquisition-related costs also include charges for impairment of goodwill and acquisition-related intangibles, including a $127 million impairment of identified intangibles recorded in 2002, related to prior-year acquisitions. "All other" also includes the results of operations of seed businesses that support the company's initiatives and the results of the Web hosting business, including the charge of $106 million recorded in 2002 related to winding down this business. "All other" also includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments. For 2001 and 2000, "all other" also included goodwill amortization; however, goodwill is no longer amortized, beginning in 2002.

        The company does not identify or allocate assets by operating segment, and does not allocate depreciation as such to the operating segments, nor does the CODM evaluate operating segments on these criteria. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The company does not allocate interest and other income, interest expense or taxes to operating segments. Except as discussed above, the accounting policies for segment reporting are the same as for the company as a whole.

        Revenue and operating income or loss for reportable segments for the three years ended December 28, 2002 were as follows:

(In Millions)	2002	2001	2000
Intel Architecture Business
Revenue	$22,316	$21,446	$27,301
Operating income	$6,562	$6,252	$12,511
Wireless Communications and Computing Group
Revenue	$2,239	$2,232	$2,669
Operating income (loss)	$(294)	$(256)	$608
Intel Communications Group
Revenue	$2,080	$2,580	$3,483
Operating income (loss)	$(622)	$(735)	$319
All Other
Revenue	$129	$281	$273
Operating loss	$(1,264)	$(3,005)	$(3,043)
Total
Revenue	$26,764	$26,539	$33,726
Operating income	$4,382	$2,256	$10,395

        In 2002, one customer accounted for approximately 16% of the company's revenue while another customer accounted for approximately 15%. In 2001, two customers each accounted for approximately 14% of the company's revenue. In 2000, one customer accounted for approximately 20% of the company's revenue while another customer accounted for approximately 13% of the company's revenue. During 2002, two of the company's top customers merged and are therefore presented as a single customer. For comparability purposes, the 2001 and 2000 customer revenue percentages have been restated to reflect this merger. A substantial majority of the sales to these customers were Intel Architecture business products.

        Geographic revenue information for the three years ended December 28, 2002 is based on the location of the customer. Property, plant and equipment information is based on the physical location of the assets at the end of each of the fiscal years.

        Revenue from unaffiliated customers by geographic region/country was as follows:

(In Millions)	2002	2001	2000
United States	$7,698	$8,233	$12,382
Other Americas	950	1,149	1,530

	8,648	9,382	13,912
China	3,199	2,333	2,148
Taiwan	2,854	2,531	2,382
Other Asia-Pacific	4,020	3,444	4,144

	10,073	8,308	8,674
Europe	6,139	6,500	8,066
Japan	1,904	2,349	3,074

Total revenue	$26,764	$26,539	$33,726

        Net property, plant and equipment by country was as follows:

(In Millions)	2002	2001
United States	$14,518	$14,484
Ireland	1,405	1,436
Other countries	1,924	2,201

Total property, plant and equipment, net	$17,847	$18,121

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders, Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 28, 2002 and December 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ Ernst & Young LLP

San Jose, California
January 13, 2003

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In Millions—Except Per Share Amounts) 2002 For Quarter Ended	December 28	September 28	June 29	March 30
Net revenue	$7,160	$6,504	$6,319	$6,781
Gross margin	$3,696	$3,173	$2,969	$3,480
Amortization of goodwill	$—	$—	$—	$—
Amortization and impairment of acquisition-related intangibles and costs	$106	$102	$229	$111
Purchased in-process research and development	$—	$6	$14	$—
Net income	$1,049	$686	$446	$936
Basic earnings per share	$.16	$.10	$.07	$.14
Diluted earnings per share	$.16	$.10	$.07	$.14
Dividends per share
Declared	$—	$.04	$—	$.04
Paid	$.02	$.02	$.02	$.02
Market price range common stock[1]
High	$21.05	$19.59	$31.20	$35.79
Low	$13.22	$14.13	$18.27	$28.55
(In Millions—Except Per Share Amounts) 2001 For Quarter Ended	December 29	September 29	June 30	March 31
Net revenue	$6,983	$6,545	$6,334	$6,677
Gross margin	$3,581	$2,992	$3,027	$3,452
Amortization of goodwill	$405	$447	$417	$441
Amortization and impairment of acquisition-related intangibles and costs	$145	$162	$177	$144
Purchased in-process research and development	$—	$—	$123	$75
Net income	$504	$106	$196	$485
Basic earnings per share[2]	$.08	$.02	$.03	$.07
Diluted earnings per share[3]	$.07	$.02	$.03	$.07
Dividends per share
Declared	$—	$.04	$—	$.04
Paid	$.02	$.02	$.02	$.02
Market price range common stock[1]
High	$34.61	$32.11	$32.49	$37.81
Low	$19.54	$19.30	$22.63	$24.63

1
Intel's common stock (symbol INTC) trades on The NASDAQ Stock Market* and is quoted in the Wall Street Journal and other newspapers. Intel's common stock also trades on The Swiss Exchange. At December 28, 2002, there were approximately 240,665 registered holders of common stock. All stock prices are closing prices per The NASDAQ Stock Market.

2
Amortization of goodwill reduced basic earnings per share in 2001 by $0.23. Goodwill is no longer amortized, beginning in 2002.

3
Amortization of goodwill reduced diluted earnings per share in 2001 by $0.22.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding Directors and Executive Officers appearing under the heading "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement relating to the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") is incorporated by reference. The information under the heading "Executive Officers" in Item 1 of this Form 10-K is also incorporated by reference in this section.

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing under the headings "Directors' Compensation," "Employment Contracts and Change of Control Arrangements," "Report of the Compensation Committee on Executive Compensation," "Stock Price Performance Graph," and "Executive Compensation" of the 2003 Proxy Statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing in our 2003 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

        See the information contained under the heading "Employee Stock Options" within Item 7 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, including the 1997 Stock Option Plan, which has not been approved by stockholders, see "Employee Stock Options" within Item 7 and "Note 11: Employee Stock Benefit Plans" under "Notes to Consolidated Financial Statements" within Item 8 of this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing in our 2003 Proxy Statement under the heading "Certain Relationships and Related Transactions" is incorporated by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

        Within the 90 days prior to the date of this Annual Report on Form 10-K, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

CEO and CFO Certifications

        Immediately following the Signatures section of this Annual Report, there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification (the Rule 13a-14 Certification) is required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section of the Annual Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

        Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

        The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

        The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

        Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, and whether the company had identified any acts of fraud involving personnel with a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally, and because items 5 and 6 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and our independent auditors, and report on related matters in this section of the Annual Report. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

        From the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses. However, in January 2003, we implemented new general ledger, budget and planning software, as well as new business processes and procedures to support the software, as part of an ongoing implementation of enterprise-wide software. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. The new software and processes will be used to record and report our financial results for fiscal 2003.

Conclusions

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements: See "Index to Consolidated Financial Statements" under Item 8 on page 44 of this Annual Report.
	2.	Financial Statement Schedule: See "Schedule II" on page 83 of this Annual Report.
	3.	Exhibits
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.
(b)		Reports on Form 8-K

On October 16, 2002, Intel filed a report on Form 8-K relating to financial information for Intel Corporation for the quarter ended September 28, 2002, and forward-looking statements relating to 2002 and the fourth quarter of 2002, as presented in a press release of October 15, 2002.

On December 5, 2002, Intel filed a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2002 and the fourth quarter of 2002, as presented in a press release of December 5, 2002.

Intel, the Intel logo, Intel Inside, Celeron, Intel386, Intel486, i960, Intel Centrino, Intel NetBurst, Intel SpeedStep, Intel StrataFlash, Intel Xeon, Intel XScale, Itanium, MMX, Pentium and Pentium III Xeon are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. *Other names and brands may be claimed as the property of others.

INTEL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 30, 2000, December 29, 2001 and December 28, 2002
(In Millions)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (A)	Balance at End of Year
2000
Allowance for Doubtful Receivables	$67	$33	$16	$84
2001
Allowance for Doubtful Receivables	$84	$5	$21	$68
2002
Allowance for Doubtful Receivables	$68	$10	$21	$57

(A)
Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

(Item 15(a))

Description
3.1	Intel Corporation Restated Certificate of Incorporation dated May 11, 1993, Certificate of Amendment to the Restated Certificate of Incorporation dated June 2, 1997 (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-K as filed on March 27, 1998) and Certificate of Amendment to the Restated Certificate of Incorporation dated May 18, 2000 (incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q as filed on August 14, 2000).
3.2	Intel Corporation Bylaws as amended (incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q for the quarter ended September 28, 2002 as filed on November 6, 2002).
4.1	Agreement to Provide Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K as filed on March 18, 1986).
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
10.3 **
Intel Corporation Executive Officer Bonus Plan as amended and restated, effective January 1, 2000 (incorporated by reference to Exhibit A of Registrant's Proxy Statement on Schedule 14A as filed on April 12, 2000).
10.4 **
Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated, effective July 15, 1996 (incorporated by reference to Exhibit 4.1.1 of Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 as filed on July 17, 1996).
10.5 **	Special Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 as filed on February 2, 1998).
10.6 **	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998 (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K as filed on March 26, 1999).
10.7	Intel Corporation 1997 Stock Option Plan, as amended and restated July 16, 1997.
12.	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.
21.	Intel subsidiaries.
23.	Consent of Ernst & Young LLP, independent auditors.

**
Compensation plans or arrangements in which directors and executive officers are eligible to participate.

Signatures and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company

        The following pages include the Signatures page for this Form 10-K, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

        The first form of Certification is required by Rule 13a-14 (the Rule 13a-14 Certification) under the Securities Exchange Act of 1934 (the Exchange Act). The Rule 13a-14 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting." Item 14 of Part III of this Annual Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Rule 13a-14 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Rule 13a-14 Certification) and related matters (Item 6 of the Rule 13a-14 Certification).

        The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION Registrant
By:	/s/ ANDY D. BRYANT Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer March 10, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CRAIG R. BARRETT Craig R. Barrett Chief Executive Officer, Director and Principal Executive Officer March 10, 2003	/s/ REED E. HUNDT Reed E. Hundt Director March 10, 2003
/s/ JOHN P. BROWNE John P. Browne Director March 10, 2003	/s/ PAUL S. OTELLINI Paul S. Otellini President, Chief Operating Officer and Director March 10, 2003
/s/ ANDY D. BRYANT Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer March 10, 2003	/s/ DAVID S. POTTRUCK David S. Pottruck Director March 10, 2003
/s/ WINSTON H. CHEN Winston H. Chen Director March 10, 2003	/s/ JANE E. SHAW Jane E. Shaw Director March 10, 2003
/s/ ANDREW S. GROVE Andrew S. Grove Chairman of the Board and Director March 10, 2003	/s/ DAVID B. YOFFIE David B. Yoffie Director March 10, 2003
/s/ D. JAMES GUZY D. James Guzy Director March 10, 2003	/s/ CHARLES E. YOUNG Charles E. Young Director March 10, 2003

CERTIFICATION

I, Craig R. Barrett, certify that:

1.    I have reviewed this annual report on Form 10-K of Intel Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	By:	/s/ CRAIG R. BARRETT Craig R. Barrett Chief Executive Officer

CERTIFICATION

I, Andy D. Bryant, certify that:

1.    I have reviewed this annual report on Form 10-K of Intel Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	By:	/s/ ANDY D. BRYANT Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer

CERTIFICATION

        Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Intel Corporation ("Intel"), that, to his knowledge, the Annual Report of Intel on Form 10-K for the period ended December 28, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Intel.

Dated: March 10, 2003	By:	/s/ CRAIG R. BARRETT Craig R. Barrett Chief Executive Officer
Dated: March 10, 2003	By:	/s/ ANDY D. BRYANT Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer

QuickLinks

INTEL CORPORATION FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002 INDEX
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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INTEL CORPORATION CONSOLIDATED STATEMENTS OF INCOME
INTEL CORPORATION CONSOLIDATED BALANCE SHEETS
INTEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
INTEL CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INTEL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
INTEL CORPORATION FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
  INDEX TO EXHIBITS
SIGNATURES
CERTIFICATION