Form 10-Q
period 2003-03-29
INTEL CORP
filed 2003-05-07
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2003.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number  0-6217

INTEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

94-1672743

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

2200 Mission College Boulevard, Santa Clara, California

95052-8119

(Address of principal executive offices)

(Zip Code)

(408) 765-8080

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No ☐

Shares outstanding of the Registrant’s common stock:

Class

Outstanding at April 25, 2003

Common stock, $0.001 par value

6,534 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

Three Months Ended

(In Millions, Except Per Share Amounts)

March 29, 2003

March 30, 2002

Net revenue

$

6,751

$

6,781

Cost of sales

3,239

3,301

Gross margin

3,512

3,480

Research and development

1,019

982

Marketing, general and administrative

1,018

1,072

Amortization of acquisition-related intangibles and costs

84

111

Operating expenses

2,121

2,165

Operating income

1,391

1,315

Losses on equity securities, net

(127

)

(46

)

Interest and other, net

52

48

Income before taxes

1,316

1,317

Provision for taxes

401

381

Net income

$

915

$

936

Basic earnings per common share

$

0.14

$

0.14

Diluted earnings per common share

$

0.14

$

0.14

Cash dividends declared per common share

$

0.04

$

0.04

Weighted average common shares outstanding

6,556

6,684

Weighted average common shares outstanding, assuming dilution

6,610

6,861

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)

March 29, 2003

Dec. 28, 2002

Assets

Current assets:

Cash and cash equivalents

$

7,134

$

7,404

Short-term investments

3,377

3,382

Trading assets

1,924

1,801

Accounts receivable, net

2,964

2,574

Inventories

2,164

2,276

Deferred tax assets

1,155

1,136

Other current assets

358

352

Total current assets

19,076

18,925

Property, plant and equipment, net of accumulated depreciation of $19,816 ($19,065 at December 28, 2002)

17,589

17,847

Long-term investments

1,188

1,234

Goodwill

4,328

4,330

Other assets

1,625

1,888

Total assets

$

43,806

$

44,224

Liabilities and stockholders’ equity

Current liabilities:

Short-term debt

$

393

$

436

Accounts payable

1,631

1,543

Accrued compensation and benefits

826

1,287

Accrued advertising

622

622

Deferred income on shipments to distributors

532

475

Other accrued liabilities

982

1,075

Income taxes payable

1,293

1,157

Total current liabilities

6,279

6,595

Long-term debt

829

929

Deferred tax liabilities

1,297

1,232

Commitments and contingencies

Stockholders’ equity:

Preferred stock

—

—

Common stock and capital in excess of par value

7,180

7,641

Acquisition-related unearned stock compensation

(49

)

(63

)

Accumulated other comprehensive income

43

43

Retained earnings

28,227

27,847

Total stockholders’ equity

35,401

35,468

Total liabilities and stockholders’ equity

$

43,806

$

44,224

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended

(In Millions)

March 29, 2003

March 30, 2002

Cash and cash equivalents, beginning of period

$

7,404

$

7,970

Cash flows provided by (used for) operating activities:

Net income

915

936

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation

1,145

1,161

Amortization of intangibles and other acquisition-related costs

119

135

Losses on equity securities, net

127

46

Net loss on retirements and impairments of property, plant and equipment

67

76

Deferred taxes

46

(20

)

Tax benefit from employee stock plans

39

71

Changes in assets and liabilities:

Trading assets

(92

)

(206

)

Accounts receivable

(391

)

(276

)

Inventories

112

(227

)

Accounts payable

88

156

Accrued compensation and benefits

(461

)

(493

)

Income taxes payable

136

29

Other assets and liabilities

(140

)

140

Total adjustments

795

592

Net cash provided by operating activities

1,710

1,528

Cash flows provided by (used for) investing activities:

Additions to property, plant and equipment

(954

)

(1,430

)

Purchases of available-for-sale investments

(2,253

)

(1,929

)

Maturities and sales of available-for-sale investments

2,273

1,403

Other investing activities

7

(165

)

Net cash used for investing activities

(927

)

(2,121

)

Cash flows provided by (used for) financing activities:

Decrease in short-term debt, net

(148

)

(1

)

Payments of long-term debt

(4

)

(2

)

Proceeds from sales of shares through employee stock plans and other

233

289

Repurchase and retirement of common stock

(1,003

)

(1,005

)

Payment of dividends to stockholders

(131

)

(134

)

Net cash used for financing activities

(1,053

)

(853

)

Net decrease in cash and cash equivalents

(270

)

(1,446

)

Cash and cash equivalents, end of period

$

7,134

$

6,524

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest

$

9

$

17

Income taxes

$

180

$

258

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Unaudited

Note 1:  Basis of Presentation

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 28, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of goodwill and property, plant, and equipment; the valuation of non-marketable equity securities and inventory; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the company may differ materially from management’s estimates.

The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 28, 2002.

Note 2:  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. Intel is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The company’s maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The company has not invested in any new VIEs created after January 31, 2003.

Note 3:  Employee Stock Options

The company has a stock option plan under which officers, key employees and non-employee directors may be granted options to purchase shares of the company’s authorized but unissued common stock. The company also has a broad-based stock option plan under which stock options may be granted to all employees other than officers and directors. As of March 29, 2003, substantially all of our employees were participating in one of the stock option plans. The company’s Executive Long-Term Stock Option Plan, under which certain key employees, including officers, were granted stock options, terminated in 1998. No further grants may be made under this plan, although options granted prior to the termination may remain outstanding. Under all of the plans, the option exercise price is equal to the fair market value of Intel common stock at the date of grant. In prior years, Intel also assumed the stock option plans and the outstanding options of certain acquired companies. No additional stock grants will be granted under these assumed plans. Options granted by Intel currently expire no later than 10 years from the grant date. Currently, options granted to existing and newly hired employees generally vest in increments over 4 or 5 years from the date of grant, and certain grants to key employees have delayed vesting generally beginning 6 years from the date of grant.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. Intel continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and under the company’s Stock Participation Plan, collectively called “options.” For purposes of this pro-forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

Three Months Ended

(In Millions — Except Per Share Amounts)

March 29, 2003

March 30, 2002

Net income, as reported

$

915

$

936

Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax

298

287

Pro-forma net income

$

617

$

649

Reported basic earnings per common share

$

0.14

$

0.14

Reported diluted earnings per common share

$

0.14

$

0.14

Pro-forma basic earnings per common share

$

0.09

$

0.10

Pro-forma diluted earnings per common share

$

0.09

$

0.10

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

The value of options granted in the first quarter of 2003 and 2002 reported above was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

Employee Stock Options

Stock Participation Plan Shares

March 29, 2003

March 30, 2002

March 29, 2003

March 30, 2002

Expected life (in years)

7.2

6.0

.5

.5

Risk free interest rate

3.3

%

3.7

%

1.2

%

1.8

%

Volatility

.5

1

.4

9

.5

4

.5

0

Dividend yield

.4

%

.3

%

.4

%

.3

%

An analysis of historical information is used to determine the assumptions used, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The expected life for options granted in the first quarter of 2003 reflects the fact that grants with longer vesting periods were given to key officers and other senior-level employees in recognition of their future potential in leading the company.

The weighted average estimated value of employee stock options granted during the first quarter of 2003 was $8.75 ($15.60 for the first quarter of 2002). The weighted average estimated value of shares granted under the Stock Participation Plan during the first quarter of 2003 was $5.19 ($9.38 for the first quarter of 2002).

Additional information with respect to stock option plan activity is as follows:

Outstanding Options

(Shares in Millions)

Shares Available for Options

Number of Shares

Weighted Average Exercise Price

December 29, 2001

1,054.6

768.5

$

25.33

Supplemental grant

(118.1

)

118.1

$

20.23

Other grants

(55.5

)

55.5

$

25.43

Exercises

—

(51.4

)

$

6.79

Cancellations

40.8

(45.3

)

$

33.56

December 28, 2002

921.8

845.4

$

25.31

Grants

(5.7

)

5.7

$

16.35

Exercises

—

(12.2

)

$

4.69

Cancellations

11.3

(11.7

)

$

30.22

March 29, 2003

927.4

827.2

$

25.48

Under the Stock Participation Plan, eligible employees may purchase shares of Intel’s common stock at 85% of fair market value at specific, predetermined dates. Of the 944 million shares authorized to be issued under the plan, 97.5 million shares remained available for issuance at March 29, 2003. Employees purchased 12.2 million shares for $175 million in the first quarter of 2003 (7.1 million shares for $179 million in the first quarter of 2002).

Note 4:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

Three Months Ended

(In Millions)

March 29, 2003

March 30, 2002

Weighted average common shares outstanding

6,556

6,684

Dilutive effect of employee stock options

54

177

Weighted average common shares outstanding, assuming dilution

6,610

6,861

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the first quarter of 2003, approximately 681 million of the company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been anti-dilutive (154 million shares excluded in the first quarter of 2002). These options could be dilutive in the future.

Note 5:  Common Stock Repurchase Program

During the first quarter of 2003, the company repurchased 62.6 million shares of common stock under the company’s authorized repurchase program at a cost of $1.0 billion. Since the program began in 1990 the company has repurchased and retired approximately 1.8 billion shares at a cost of approximately $31 billion. As of March 29, 2003, approximately 527 million shares remained available for repurchase under the repurchase authorization.

Note 6:  Trading Assets

Trading assets at fair value at the end of each period were as follows:

(In Millions)

March 29, 2003

December 28, 2002

Fixed income instruments

$

1,675

$

1,460

Equity securities

14

98

Equity securities offsetting deferred compensation

235

243

Total

$

1,924

$

1,801

Note 7:  Inventories

Inventories at the end of each period were as follows:

(In Millions)

March 29, 2003

December 28, 2002

Raw materials

$

248

$

223

Work in process

1,355

1,365

Finished goods

561

688

Total

$

2,164

$

2,276

Note 8:  Losses on Equity Securities, Net

During the first quarter of 2003, net losses on investments in equity securities included impairments of non-marketable equity securities of approximately $140 million ($197 million for the first quarter of 2002).

Note 9:  Interest and Other, Net

Interest and other, net included:

Three Months Ended

(In Millions)

March 29, 2003

March 30, 2002

Interest income

$

68

$

79

Interest expense

(14

)

(24

)

Other, net

(2

)

(7

)

Total

$

52

$

48

Note 10: Goodwill

During the first quarter of 2003, no goodwill was recognized as a result of acquisitions and no goodwill was impaired. Goodwill by operating segment was as follows:

(In Millions)

Intel Communications Group

Wireless Communications and Computing Group

Intel Architecture Business

All Other

Total

December 28, 2002

$

3,644

$

611

$

69

$

6

$

4,330

Other adjustments

(1

)

—

(2

)

1

(2

)

March 29, 2003

$

3,643

$

611

$

67

$

7

$

4,328

Note 11:  Identified Intangible Assets

During the first quarter of 2003, no significant identified intangible assets were acquired and no identified intangible assets were impaired. Identified intangible assets as of March 29, 2003 consisted of the following:

(In Millions)

Gross Assets

Accumulated Amortization

Net

Acquisition-related developed technology

$

1,125

$

(779

)

$

346

Other acquisition-related intangibles

74

(56

)

18

Intellectual property assets

730

(351

)

379

Total identified intangible assets

$

1,929

$

(1,186

)

$

743

Identified intangible assets as of December 28, 2002 consisted of the following:

(In Millions)

Gross Assets

Accumulated Amortization

Net

Acquisition-related developed technology

$

1,125

$

(727

)

$

398

Other acquisition-related intangibles

74

(52

)

22

Intellectual property assets

750

(336

)

414

Total identified intangible assets

$

1,949

$

(1,115

)

$

834

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

All of the company’s identified intangible assets are subject to amortization. Amortization of acquisition-related intangibles and costs included the following:

Three Months Ended

(In Millions)

March 29, 2003

March 30, 2002

Amortization of acquisition-related intangibles

$

56

$

65

Amortization of acquisition-related unearned stock compensation

11

26

Other acquisition-related costs

17

20

Total

$

84

$

111

Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation to employees related to previous acquisitions. The compensation is being recognized over the period earned.

Amortization of intellectual property assets was $35 million for the first quarter of 2003 ($24 million for the first quarter of 2002).

Based on identified intangible assets recorded at March 29, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)

2003

2004

2005

2006

2007

Acquisition-related intangibles

$

199

$

122

$

82

$

17

$

—

Intellectual property assets

$

112

$

86

$

68

$

54

$

23

Note 12:  Acquisition-Related Unearned Stock Compensation

Acquisition-related unearned stock compensation includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of selected employee stockholders, and/or the completion of specified milestones. The unearned stock-based compensation also includes the intrinsic value of stock options assumed in acquisitions that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs. Amortization of unearned stock compensation was $11 million for the first quarter of 2003 ($26 million for the first quarter of 2002) related to acquisitions made in prior periods.

Note 13:  Long-Term Debt

The company’s zero coupon senior exchangeable notes (Intel notes), with a total carrying amount of $104 million as of March 29, 2003, have been classified as short-term debt. The Intel notes are redeemable by Intel, provided specified market price criteria are met, through their maturity at February 1, 2004. The note holders have the right to exchange their Intel notes for Samsung Electronics Co., Ltd. convertible notes owned by Intel. The Intel note holders may exercise their exchange option on the Intel notes any time prior to January 12, 2004.

Note 14:  Product Warranty

The company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. The company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the first quarter of 2003 and 2002. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the first quarter of 2003 and 2002.

Note 15:  Comprehensive Income

The components of other comprehensive income, net of tax, were as follows:

Three Months Ended

(In Millions)

March 29, 2003

March 30, 2002

Net income

$

915

$

936

Change in net unrealized gain on available-for-sale investments

(5

)

(16

)

Change in net unrealized gain on derivatives

5

(3

)

$

915

$

917

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)

March 29, 2003

December 28, 2002

Accumulated net unrealized gain on available-for-sale investments

$

8

$

13

Accumulated net unrealized gain on derivatives

41

36

Accumulated minimum pension liability

(6

)

(6

)

Total accumulated other comprehensive income

$

43

$

43

Note 16:  Impairment of Long-Lived Assets

In June 2002, the company announced its intention to wind down its Intel® Online Services Web hosting business over four quarters, due to trends and financial forecasts for the hosting services industry. The company has recognized a related $128 million in pre-tax charges to cost of sales, of which $106 million was recorded in the second quarter of 2002 and the remainder was recorded in the first quarter of 2003 due to an increase in the estimate of assets that will no longer be utilized. Approximately $118 million of the charges related to the impairment of the web hosting business’ assets, including leasehold improvements and server equipment. The amount of the impairment was determined based on discounted future cash flows and comparable market prices. The remaining $10 million represented the accrual of lease and other exit-related costs. These charges were reflected in the “all other” category for segment reporting purposes.

Note 17:  Contingencies

In November 2001, Broadcom Corporation filed suit against Intel in the U.S. District Court for the Eastern District of Texas. The complaint alleges that certain Intel chipsets with integrated graphics infringe two Broadcom patents. A third patent relating to networking has been dismissed from the case. The court granted Intel’s motion to add counterclaims based on three related patents against Broadcom. Trial is currently set for July 2003. Broadcom seeks damages and an injunction against Intel to prohibit Intel from selling certain chipsets with integrated graphics and motherboards incorporating such chipsets. Intel seeks damages and an injunction against Broadcom to prohibit Broadcom from selling certain switch-on-a-chip products and certain Gigabit transceivers and controllers. The company disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.

In 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging, among other claims, that Intel infringed certain Intergraph patents. In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that the Intel® Itanium® processor infringes two Intergraph microprocessor-related patents, and seeking an injunction and unspecified damages. In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice.

In October 2002, the Texas court ruled that Intel infringed both patents at issue in that case. Based on this decision and pursuant to the settlement agreement, Intel paid Intergraph $150 million. Intel has appealed the trial court’s decision, and if Intel prevails on appeal, no further payments will be due to Intergraph under the settlement agreement. However, if Intergraph prevails on either patent, the settlement agreement provides that Intel must pay Intergraph an additional $100 million and will receive a license for the patents at issue in the case.

In May 2000, various plaintiffs filed a class-action lawsuit in the U.S. District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and the U.S. Securities and Exchange Commission Rule 14d-10 in connection with Intel’s acquisition of DSP Communications, Inc. The complaint alleged that Intel and CWC (Intel’s wholly owned subsidiary at the time) agreed to pay certain DSP executives additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders’ endorsement of Intel’s tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs seek unspecified damages for the class, and unspecified costs and expenses. In July 2002, the District Court granted Intel’s motion for summary judgment, but in October 2002, the District Court vacated the summary judgment. In January 2003, the parties reached a tentative settlement agreement pending court review and approval. The settlement is not expected to have a material impact on the company’s results of operations or financial condition.

In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the U.S. District Court for the Western District of Texas, alleging that the Intel® Pentium® 4 processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA’s C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel’s Pentium® II, Pentium® III, Celeron® and Pentium 4 processors infringe another patent. In August 2002, Intel added an additional claim that VIA’s C3 microprocessors infringe an additional Intel patent, and VIA added an additional claim that Intel’s Pentium III and Pentium 4 processors infringe another VIA patent. In April 2003, the parties entered into a settlement agreement, pursuant to which they agreed to dismiss with prejudice the claims and counterclaims in this lawsuit, and to dismiss all other pending legal claims between them in all jurisdictions. The confidential settlement agreement includes a patent cross-license agreement covering certain of each company’s products, subject to certain terms and limitations. The settlement agreement did not have a material impact on the company’s results of operations or financial condition.

In September, October and November 2001, various plaintiffs filed five class-action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The amended complaint alleges that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In October 2002, the U.S. District Court granted Intel’s motion to dismiss the amended complaint without prejudice, and the plaintiffs filed a second amended complaint in November 2002. In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. In May 2002, the California Superior Court sustained Intel’s demurrer to the California complaint and granted plaintiffs leave to file an amended complaint, which they then filed. The company filed a demurrer to the amended complaint, which the court sustained without prejudice to the plaintiffs filing a third amended complaint, which the plaintiffs have filed. All complaints seek unspecified damages. The company disputes all plaintiffs’ claims in all actions and intends to defend the lawsuits vigorously.

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett-Packard Co., HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor’s processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, and attorney’s fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

The company is currently a party to various claims and legal proceedings, including those noted above. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these actions, individually and in the aggregate, will not have a material adverse effect on the company’s financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

Note 18:  Operating Segment Information

The company reports three product-line operating segments: the Intel Architecture business, which is composed of the Desktop Platforms Group, the Mobile Platforms Group and the Enterprise Platforms Group; the Wireless Communications and Computing Group; and the Intel Communications Group.

The company’s Executive Office consists of Chief Executive Officer (CEO) Craig R. Barrett and President and Chief Operating Officer (COO) Paul S. Otellini. The CEO and COO have joint responsibility as the Chief Operating Decision Maker (CODM), as defined by SFAS No. 131. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes.

The Intel Architecture operating segment’s products include microprocessors and related chipsets and motherboards. The Wireless Communications and Computing Group’s products include flash memory, application processors, and cellular baseband chipsets for cellular handsets and handheld devices. The Intel Communications Group’s products include Ethernet connectivity products, network processing components, embedded control chips (microcontrollers) and optical products.

In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are allocated to the operating segments and are included in the operating results reported below.

The “all other” category includes acquisition-related costs, including amortization of acquisition-related intangibles and in-process research and development. “All other” includes the results of operations of seed businesses that support the company’s initiatives and the results of the Web hosting business, including the charges related to winding down this business. “All other” also includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments.

Segment information is summarized as follows:

Three Months Ended

(In Millions)

March 29, 2003

March 30, 2002

Intel Architecture Business

Revenue

$

5,760

$

5,768

Operating income

$

1,913

$

1,802

Wireless Communications and Computing Group

Revenue

$

473

$

459

Operating loss

$

(94

)

$

(68

)

Intel Communications Group

Revenue

$

503

$

518

Operating loss

$

(140

)

$

(150

)

All Other

Revenue

$

15

$

36

Operating loss

$

(288

)

$

(269

)

Total

Revenue

$

6,751

$

6,781

Operating income

$

1,391

$

1,315

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The “Strategy,” “Critical Accounting Estimates,” “Employee Stock Options” and “Outlook” sections contain a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of May 2, 2003.

Strategy

Our goal is to be the preeminent building block supplier to the worldwide Internet economy. Focusing on our core competencies in the design and manufacture of integrated circuits, as well as our expertise in digital computing and communications, we believe we are well positioned to drive the convergence of computing and communications through silicon integration. We focus on developing advanced technology solutions tailored to meet user requirements in specific settings, providing the features people want in their homes, at work and at play. We also provide key components for the networking and communications infrastructure needed to connect technology users. Each of our operating segments uses its core competencies, as well as key silicon architectures, to provide building blocks for technology solutions. The Intel Architecture business provides the advanced technologies to support the desktop, mobile and enterprise platforms. Our Wireless Communications and Computing Group (WCCG) focuses on component-level products and solutions for the wireless handheld communications market segments. Finally, our Intel Communications Group (ICG) focuses on wired and wireless connectivity products and provides key components for networking and communications infrastructure devices.

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products offering improved performance at lower prices. As part of our overall strategy, we use our core competencies, financial strength and global presence to compete vigorously in each relevant market segment. Our competition comes from established businesses as well as new entrants to the marketplace. With the trend toward convergence in computing and communications products, product offerings will likely cross over multiple categories, offering us new opportunities, but also resulting in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. Because some of our competitors already have established products and product designs, it is inherently difficult for us to compete against them. In addition, certain market segments in which we compete, such as networking and telecommunications products, have experienced an overall economic decline, increasing the degree of competition within these market segments. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products and to be competitive within each relevant market segment.

We plan to cultivate new businesses and work with the computing and communications industry to expand product offerings and Internet capabilities, including the infrastructure for wireless access, and develop compelling software applications and operating systems designed to take advantage of higher performance microprocessors and chipsets as well as our other next-generation semiconductor components.

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

For the desktop performance market segment, we offer the Intel® Pentium® 4 processor, based on the Intel NetBurst microarchitecture, focused on both home and business applications. These processors are optimized to deliver high performance across a broad range of business and consumer applications, especially the latest technologies in web, interactive 3D, and streaming video and audio environments. These processors also enhance the user’s experience in many applications, such as e-Learning, Internet browsing and computer gaming. Also for the performance desktop, we offer the Pentium 4 Processor with Hyper Threading (HT) Technology. HT Technology, when used in a computer system with the other features required to take advantage of this technology, allows a multithreaded software program to run as though it has two processors at its disposal, even though it uses only one processor. In April 2003, we introduced the Pentium 4 processor with HT Technology operating at 3 GHz that supports an 800-MHz system bus. The 800-MHz bus can transmit information within the PC up to 50 percent faster than our previous 533-MHz version. To enable this increased performance we also introduced the Intel® 875P chipset. The Intel 875P chipset contains technical innovations that accelerate the speed at which data flows between the processor and system bus as well as increase the computer’s networking bandwidth. For the desktop value market segment, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of some value-conscious PC users. During the first quarter of 2003, we strengthened our line-up with the introduction of Celeron processors running at 2.3 and 2.4 GHz.

For the mobile market segment, we offer processors optimized for full size, thin and light, and ultra-portable notebook PCs. In March 2003, we introduced Intel® Centrino™ mobile technology, our first computing technology designed and optimized specifically for wireless mobile PC users. Products based on Intel Centrino mobile technology include a combination of a new Intel® Pentium® M processor with the Intel® 855 chipset family, both offered by the Mobile Platforms Group within the Intel Architecture business, and an Intel® PROWireless® 2100 network connection, from ICG. We also offer the Mobile Intel® Pentium® 4 Processor-M, enabling users to take full advantage of processing-intensive applications on a laptop PC, as well as the Intel Celeron processor for the mobile value market segment.

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

The Intel Architecture business also supports the enterprise platform with the Intel® Xeon™ processor family, based on the Intel NetBurst microarchitecture, for workstations and entry-level to high-end servers, and the Intel® Itanium® processor family for enterprise-class servers. The Intel Xeon processor is offered with HT Technology and is aimed at two-way servers (also known as dual-processing (DP) servers) and workstations, and we also offer the Intel Xeon processor MP for servers based on four or more processors. During the first quarter of 2003, we introduced two new Xeon processors for DP servers and workstations running at 3 GHz. For the enterprise-class market segment, we currently offer the Itanium 2 processor which is designed for handling high transaction volumes, complex transactions and other data intensive computing applications. The next member of the Intel® Itanium processor family, code-named Madison, is scheduled for a mid-year introduction. The processor is based on 0.13-micron technology, provides up to 6 MB of cache memory, and is designed to plug into existing Itanium 2 system designs. As the technology industry develops operating systems and software with capabilities to address growing data traffic management, storage, computing and communications needs, and as traditional computing and telecommunications converge, we believe that there will be increased demand for our higher performance enterprise platform products. We also anticipate that the convergence of computing and communications will create new opportunities for server components (such as components for blade servers used in data centers) in new and existing communications market segments.

Our microprocessor business generally follows a seasonal trend; however, there can be no assurance that this trend will continue. In four of the past five years, the company’s sales of microprocessors were higher in the second half of the year, primarily due to back-to-school and holiday demand.

Wireless Communications and Computing Group

Within WCCG, our strategy is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and handheld computing devices. The Intel® Personal Internet Client Architecture (Intel® PCA), an architecture platform that describes the communication and application subsystems for data-enabled cellular phones and portable handheld devices, is a very important part of our WCCG strategy. We expect that the Intel PCA scalable platform will speed application development and allow faster time-to-market for our customers. For the handheld platform, our current products include Intel® Flash memory, processors based on the Intel ® XscaleTM microarchitecture, and cellular baseband chipsets. The Intel Xscale technology provides the processing capability in data-enabled mobile phones and Personal Digital Assistants (PDAs), as well as other types of handheld devices such as Personal Video Players and Smart Displays. We are working toward the convergence of communications and computing in this market segment by developing technology for mobile handheld clients that combines baseband communication features with memory and applications processing functionality. In February 2003, we announced our first “wireless-Internet-on-a-chip” cellular processor, the PXA800F, formerly code-named Manitoba, which will integrate these three functions on the same chip.

Intel Communications Group

Within ICG, our strategy is to be the leading supplier of silicon and integrated networking and communications building blocks for OEMs. We are developing products that focus on technologies that we believe are essential to build out the Internet: Ethernet connectivity products, including products designed for wireless applications, optical products and network processing components. Our strategy for Ethernet connectivity is to expand our product portfolio in the local area network (LAN) market segment and to address the emerging metropolitan area network (MAN) and networked storage market segments. Within the LAN market segment, we are investing in Gigabit Ethernet and 10-Gigabit Ethernet and wireless technologies based on the wireless 802.11 industry standards. In the networked storage market segment, we are developing products that allow storage resources to be added to any location on either of the two most prevalent types of storage networks: Ethernet or Fibre Channel. For the optical market segment, our strategy is to deliver products based on industry standards, including Ethernet and data transport standards in the telecommunications industry (SONET/SDH). We are providing 10-Gigabit optical products at multiple levels of integration with decreased power consumption and increased signal transmission capability. In network processing, we deliver products that are basic building blocks for modular networking infrastructure. These products include advanced, programmable processors that are used to manage and direct data moving across the Internet and corporate networks. The transition to our 90-nanometer manufacturing process is a key factor in our execution of these strategies. The 90-nanometer manufacturing process is expected to enable many of our communications products to feature “mixed-signal” circuitry and high-speed transistors, aimed at creating a new generation of faster, more integrated, less costly communications chips. As we transition to this new process, we expect to build more of our communications products internally. Currently, third-party foundry manufacturers perform a substantial portion of ICG’s manufacturing.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which impacts write-offs of goodwill; valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues on sales to distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Goodwill.  According to our accounting policy we perform an annual impairment review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our most recent review was in the fourth quarter of 2002. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The estimates we used assumed that we will gain market segment share in the future and that the communications businesses will experience a gradual recovery and a return to growth from the current trends. We may incur charges for impairment of goodwill in the future if the communications sector does not recover as we expect, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, if we fail to achieve our assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly.

Non-Marketable Equity Securities.  At March 29, 2003, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $643 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by Intel or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. As the equity markets have declined significantly over the past two years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. During the first quarter of 2003, we recorded impairments of non-marketable equity investments of $140 million ($197 million in the first quarter of 2002).

Inventory.  The valuation of inventory requires us to estimate obsolete or excess inventory and inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months or less. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

Long-Lived Assets.  We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to the related total future net cash flows. If an asset grouping’s carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or a discounted cash flow analysis.

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

Income Taxes.  In determining income tax expense for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of March 29, 2003, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

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

Results of Operations – First Quarter of 2003 Compared to First Quarter of 2002

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

Q1 2003

Q1 2002

Net revenue

100.0

%

100.0

%

Cost of sales

48.0

%

48.7

%

Gross margin

52.0

%

51.3

%

Research and development

15.1

%

14.5

%

Marketing, general and administrative

15.1

%

15.8

%

Amortization of acquisition-related intangibles and costs

1.2

%

1.6

%

Operating income

20.6

%

19.4

%

Our net revenue for Q1 2003 of $6.75 billion was flat compared to Q1 2002 as we experienced a seasonal quarter, with the Intel Architecture business performing toward the high end of the seasonal range. Net revenue was flat for the Intel Architecture business on higher unit sales of microprocessors, offset by lower average selling prices. Revenue for WCCG was slightly higher on increased sales of application processors and baseband chipsets, partially offset by lower volumes of flash memory products. Revenue for ICG was slightly lower. On a geographic basis, higher revenue in the Asia-Pacific region offset a decline in the Americas, as Asia continues to grow as a global manufacturing center. Revenue in Europe also increased in Q1 2003 compared to Q1 2002.

Our overall gross margin percentage increased to 52.0% for Q1 2003 from 51.3% in Q1 2002. Gross margin for the Intel Architecture business was higher and gross margin percentages in our other businesses were down slightly. See “Outlook” for a discussion of gross margin expectations.

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the first quarter of 2003 and 2002, were as follows:

(In Millions)

Q1 2003

Q1 2002

Revenue

$

5,760

$

5,768

Operating income

$

1,913

$

1,802

Net revenue for the Intel Architecture operating segment remained flat at $5.8 billion in Q1 2003 compared to Q1 2002. Higher unit volumes of microprocessors, including microprocessors for the Microsoft Xbox, were offset by slightly lower average selling prices for microprocessors.

For Q1 2003, a substantial majority of our consolidated net revenue and gross margin came from sales of the Intel® Pentium® 4 microprocessor and related microprocessors based on the Intel® NetBurst™ microarchitecture, as well as related chipsets and motherboards. For Q1 2002, a majority of our consolidated net revenue and gross margin came from sales of microprocessors and related products based on the Intel NetBurst microarchitecture. For the same period, sales of Intel® Pentium® III microprocessors and related products based on the P6 microarchitecture made up a significant, but rapidly decreasing portion of our consolidated net revenue and gross margin.

Operating income increased to $1,913 million in Q1 2003, compared to $1,802 million in Q1 2002. The increase was primarily due to the Q1 2002 impact of a charge of $155 million related to a settlement agreement with Intergraph Corporation and, in Q1 2003, higher unit volumes of microprocessors and an unusually high level of sales of microprocessor and chipset inventory that had previously been reserved. These improvements were partially offset by lower average selling prices on microprocessors as well as increased start-up costs relating to the 300-millimeter wafer manufacturing and 0.13-micron technology manufacturing ramp.

Wireless Communications and Computing Group

The revenue and operating loss for the WCCG operating segment for the first quarter of 2003 and 2002, were as follows:

(In Millions)	Q1 2003	Q1 2002
Revenue	$473	$459
Operating loss	$(94)	$(68)

Net revenue increased by $14 million or 3%, in Q1 2003 compared to Q1 2002 due to higher unit volumes of application processors and baseband chipsets for data-enabled cellular phones and handheld computing devices. In Q1 2003, revenue for flash memory products was negatively impacted by lost business as a result of our price increase on certain products at year end, with revenue decreasing slightly compared to Q1 2002.

The operating loss increased by $26 million to a loss of $94 million in Q1 2003 compared to a loss of $68 million in Q1 2002 primarily due to the impact of increased inventory reserves on flash memory products as well as lower revenue on lower flash memory unit volume, partially offset by the impact of higher revenue from sales of application processors and baseband chipsets.

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the first quarter of 2003 and 2002, were as follows:

(In Millions)	Q1 2003	Q1 2002
Revenue	$503	$518
Operating loss	$(140)	$(150)

Net revenue decreased by $15 million, or 3%, in Q1 2003 compared to Q1 2002, primarily due to lower revenue from sales of telecommunications-related products. Revenue was also lower for Ethernet connections on higher unit shipments, due to a shift in product mix from higher-priced adapter cards to lower-priced local area network (LAN) on motherboard products.

Despite the decline in ICG net revenue, the operating loss decreased to $140 million in Q1 2003 from a $150 million loss in Q1 2002, primarily due to lower operating expenses in Q1 2003, as we streamlined operations and refocused on our core strategic areas. The reduction in operating expenses was partially offset by the impact of lower revenue and the shift in product mix to lower margin local area network (LAN) on motherboard products from higher margin adapter cards.

Operating Expenses

Operating expenses for the first quarter of 2003 and 2002 were as follows:

(In Millions)	Q1 2003	Q1 2002
Research and development	$1,019	$982
Marketing, general and administrative	$1,018	$1,072
Amortization of acquisition-related intangibles and costs	$84	$111

Research and development spending increased $37 million, or 4%, in Q1 2003 compared to Q1 2002. This increase was primarily due to product development programs in the Intel Architecture business. Marketing, general and administrative expenses decreased $54 million, or 5%, in Q1 2003 compared to Q1 2002, primarily due to lower discretionary spending and lower expenses as we reduced headcount and exited certain businesses. This decrease was partially offset by higher marketing expense due to the launch of the Intel® Centrino brand in Q1 2003 and higher cooperative advertising expenses, as our customers used a slightly higher percentage of their available Intel Inside® Program funds. Research and development along with marketing, general and administrative expenses were 30% of net revenue in both Q1 2003 and 2002.

Amortization of acquisition-related intangibles and costs was $84 million in Q1 2003 compared to $111 million in Q1 2002, reflecting an overall decrease in new acquisition activity.

Losses on Equity Securities, Interest and Other, and Taxes

Losses on equity securities, net, interest and other, net and taxes for the first quarter of 2003 and 2002 were as follows:

(In Millions)	Q1 2003	Q1 2002
Losses on equity securities, net	$(127)	$(46)
Interest and other, net	$52	$48
Provision for taxes	$401	$381

Losses on equity securities and certain equity derivatives for Q1 2003 were $127 million compared to $46 million for Q1 2002. The net loss for Q1 2003 was primarily driven by impairment charges on non-marketable equity securities, of approximately $140 million. The Q1 2002 losses included impairment charges on non-marketable equity securities of approximately $197 million, partially offset by net gains of approximately $120 million, primarily related to the difference between the cost and the fair market value of formerly restricted non-marketable investments that we designated as trading assets in Q1 2002.

Our effective income tax rate was 30.5% for Q1 2003, compared to 28.9% for Q1 2002. The rate for 2003 is higher than the rate in the prior year due to a higher percentage of profits being expected in higher-tax jurisdictions.

Financial Condition

Our financial condition remains strong. At March 29, 2003 and December 28, 2002, cash, short-term investments and fixed income instruments included in trading assets totaled $12.2 billion. At March 29, 2003, total short-term and long-term debt was $1.2 billion and represented 3.5% of stockholders’ equity. At December 28, 2002, total debt of $1.4 billion represented 3.8% of stockholders’ equity.

For the first quarter of 2003, cash provided by operating activities was $1.7 billion ($1.5 billion for the first quarter of 2002). Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included an increase in accounts receivable and a decrease in accrued compensation and benefits. Accounts receivable increased seasonally over December 2002 levels, primarily due to a higher proportion of sales occurring toward the end of the current quarter. The days’ sales outstanding also increased from December 2002 but decreased slightly compared to the first quarter of 2002. Our three largest customers accounted for approximately 40% of net revenue for the first quarter of 2003. Additionally, these three largest customers accounted for approximately 40% of net accounts receivable at March 29, 2003. Accrued compensation and benefits decreased during the quarter as we paid year-end bonuses and made the annual cash contributions to our profit sharing plans.

We used $927 million in net cash for investing activities during the first quarter of 2003, compared to $2.1 billion during the first quarter of 2002, as capital expenditures decreased to $954 million in the first quarter of 2003 from $1.4 billion in the first quarter of 2002. We continued to invest in capital equipment and construction, primarily for additional microprocessor manufacturing capacity, but at a lower rate than in the same quarter for the prior year.

We used $1.1 billion in net cash for financing activities in the first quarter of 2003, compared to $853 million in the first quarter of 2002. The major financing uses of cash in both periods were for the repurchase of shares and payment of dividends. In the first quarter of 2003, we purchased 62.6 million shares of common stock for $1.0 billion and paid dividends of $131 million, with similar amounts paid in the same quarter of the prior year. Debt repayments primarily reflect payment of balances related to securities lending transactions. Financing sources of cash during the first quarter of 2003 were primarily $233 million in proceeds from the sale of shares pursuant to employee stock plans ($289 million during the first quarter of 2002).

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during the first three months of 2003 were approximately $30 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to offer an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, the dividend program and potential future acquisitions or strategic investments.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program currently consists of two plans: one under which officers, key employees and non-employee directors may be granted options to purchase shares of our stock, and a broad-based plan under which options may be granted to all employees other than officers and directors. Substantially all of our employees participate in one of the plans. Options granted by the company expire no later than 10 years from the grant date. Currently, options granted to existing and newly hired employees generally vest in increments over 4 or 5 years from the date of grant, and certain grants to key employees have delayed vesting generally beginning 6 years from the date of grant.

We have a goal to keep the potential incremental dilution related to our option program to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year.

Options granted to employees, including officers, and non-employee directors from 1999 through the first three months of 2003 are summarized as follows:

(Shares in Millions)	YTD 2003	2002	2001	2000	1999

Total options granted(1)	6	174	238	163	81
Less options forfeited(1)	(12)	(44)	(47)	(31)	(25)
Net options granted (forfeited)	(6)	130	191	132	56
Net grants as % of outstanding shares(2)	n/m	1.9%	2.8%	2.0%	1.2%
Grants to listed officers (3) as % of total options granted	28.1%	1.7%	0.8%	0.4%	0.9%
Grants to listed officers as % of outstanding shares	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers as % of total options outstanding	2.2%	2.1%	2.0%	2.4%	2.9%

(1) Excluding options assumed in connection with acquisitions.

(2) Outstanding shares as of the beginning of each period.

(3) “Listed officers” for 2003 are those listed in our proxy statement dated April 2, 2003, defined as our Chief Executive Officer and each of the four other most highly compensated executive officers.

For the first quarter of 2003, options granted to listed officers amounted to 28.1% of the grants made to all employees. In addition to grants made to newly hired employees, we made grants to key officers, including listed officers, and other senior-level employees in recognition of their future potential in leading the company. Subsequently, in April 2003, we granted annual merit grants to most employees, totaling 86 million shares. As a result, the grants to listed officers as a percentage of total options granted will decrease significantly on a year-to-date basis. Total options granted to the listed officers may not exceed 5% of total options granted in any year in accordance with a policy established by the Compensation Committee of the Board of Directors. All stock option grants are made after a review by, and with the approval of, the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

For additional information regarding stock option plans and plan activity for the first quarter of 2003 and for 2002, see “Note 3: Employee Stock Options” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report. Information regarding our stock option plans should be read in connection with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our proxy statement dated April 2, 2003.

In-the-money and out-of-the-money(1) option information for total options outstanding as of March 29, 2003 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	122.5	$6.70	24.3	$14.31	146.8	$7.96
Out-of-the-money	162.1	$26.50	518.3	$30.13	680.4	$29.27
Total options outstanding	284.6	$17.98	542.6	$29.42	827.2	$25.48

(1) Out-of-the-money options have an exercise price equal to or above $17.22, the market price of Intel stock at the end of the first quarter of 2003.

Options granted to listed officers as a group for the three months ended March 29, 2003 were as follows:

Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
				5%	10%

1,600,000	28.1%	$16.42	2013	$16,522,300	$41,870,800

(1) Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over a period of 10 years at annualized rates of 5% and 10%. If the stock price does not increase above the exercise price, the realized value from these options would be zero.

Option exercises for the three months ended March 29, 2003 and option values for listed officers as a group as of March 29, 2003 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at March 29, 2003		Values of Unexercised In-the-Money Options at March 29, 2003(1)
		Exercisable	Unexercisable	Exercisable	Unexercisable
1,512,000	$20,555,400	7,442,748	10,404,677	$53,187,500	$5,764,200

(1)  These amounts represent the difference between the exercise price and $17.22, the market price of Intel stock at the end of the first quarter of 2003, for all in-the-money options held by the listed officers.

Information as of March 29, 2003 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options		(B) Weighted-Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (A))
Equity compensation plans approved by stockholders	196.6		$14.89	244.7	(1)
Equity compensation plans not approved by stockholders	616.4		$29.09	780.2	(2)
TOTAL	813.0	(3)	$25.66	1,024.9

(1) Includes 147.2 million shares available for future issuance under our 1984 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 97.5 million shares available under our 1976 Employee Stock Participation Plan.

(2) Shares available under our 1997 Stock Option Plan, used for grants to employees other than officers and directors. The Board of Directors has adopted a policy that any new option plans, and any material amendments to existing plans, will be submitted for stockholder approval.

(3) Total excludes 14.2 million shares issuable under outstanding options, with a weighted average exercise price of $15.67, originally granted under plans we assumed in connection with acquisitions. We do not intend to grant any further options under these plans.

Outlook

Continuing uncertainty in global economic conditions makes it particularly difficult to predict product demand. We are planning for seasonal performance in 2003, but we have the flexibility to respond quickly to an improvement in business conditions. Demand for our flash memory products is uncertain in the highly competitive cellular handset market segment. Revenue growth for WCCG is largely dependent on the trend toward higher density flash memory products and continued end-user adoption of new leading-edge cellular handsets. The outlook for the telecommunications industry continues to be weak. In this environment, revenue growth for ICG is largely dependent on our securing design wins for new products, and OEMs taking these product designs to production. For the second quarter of 2003, we expect revenue to be between $6.4 billion and $7.0 billion, compared to first quarter revenue of $6.75 billion. The midpoint of this range would be slightly down compared to the first quarter, although toward the high end of seasonal patterns.

Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture operating segment. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets and motherboards, all of which are difficult to forecast. Because of the wide price differences among performance desktop, value desktop, mobile and server microprocessors, the mix of types of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Microprocessor revenue is also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also affected by our sales of other semiconductor and non-semiconductor products and is subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the second quarter of 2003 to be approximately 50%, plus or minus a couple of points, as compared to 52% in the first quarter. The midpoint of this range represents a decrease due to a combination of factors, primarily driven by higher startup costs in the second quarter and the expectation that a benefit in the first quarter from the sale of previously reserved inventory will not recur in the second quarter. For the full year of 2003, our gross margin is expected to be 51%, plus or minus a few points. Our gross margin varies, depending on unit volumes and prices, the mix of types and speeds of processors sold, and the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at our factories, timing and execution of the manufacturing ramp, including the ramp of manufacturing on 300-millimeter wafers and the 90-nanometer process technology on 300mm wafers, excess of manufacturing capacity, the reusability of factory equipment, insufficient or excess inventory, inventory obsolescence and variations in inventory valuation.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be between $3.5 billion and $3.9 billion in 2003, down from $4.7 billion in 2002. The reduction is primarily the result of expected improvements in capital efficiency, with an increase in effective manufacturing capacity as we transition to the larger, 300mm wafer manufacturing process, and the timing of manufacturing process technology cycles. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected and manufacturing capacity would be under-utilized and the rate of capital spending could be further reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long-term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand when economic conditions improve.

We expect depreciation expense to be approximately $1.2 billion for the second quarter of 2003 and $4.8 billion for the full year 2003, lower than our original expectation of $4.9 billion for the year.

Spending on research and development, plus marketing, general and administrative expenses in the second quarter of 2003 is expected to be between $2.0 billion and $2.1 billion, flat compared to the first quarter. Expenses, particularly certain marketing- and compensation-related expenses, may vary from this expectation, depending in part on the level of revenue and profits.

Research and development spending, is expected to be approximately $4.0 billion in 2003.

Based on acquisitions completed through May 2, 2003, we expect amortization of acquisition–related intangibles and costs to be approximately $80 million in the second quarter and $300 million for the full year 2003.

We review our acquisition-related intangible assets for impairment whenever indicators of potential impairment exist. We also review our goodwill for impairment in the fourth quarter of each year, or earlier if indicators of potential impairment exist. If we fail to deliver new products for ICG and WCCG, if the products fail to gain expected market acceptance, or if market conditions in the communications businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of acquisition-related intangible assets and goodwill.

We expect losses from equity securities and interest and other for the second quarter of 2003 to be a net loss of $20 million. This is primarily due to an expected net loss on equity securities and associated equity derivatives of approximately $60 million, primarily as a result of impairment charges on private equity investments, offset by expected net interest income. Our expectations for impairment charges in the second quarter are based on our experience and it is not possible to know at the present time which specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other assume no unanticipated events and vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances, and changes in the fair value of derivative instruments.

At March 29, 2003, we held non-marketable equity securities with a carrying value of $643 million. Our ability to recover our investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained. As the equity markets have declined significantly over the past two years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired.

We currently expect our tax rate for 2003 to be approximately 30.5%. This estimate is based on current tax law, the current expected income, and the expected distribution of income among various tax jurisdictions, and is subject to change. Future acquisitions and/or divestitures could have a significant impact on the effective tax rate.

We are currently a party to various legal proceedings. Management does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

We operate globally with sales offices and research and development activities as well as manufacturing and assembly and test in many countries; and so we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations, tariff, import and other related restrictions and regulations. If terrorist activity, armed conflict, civil or military unrest or political instability occurs in the United States, Israel or other locations (such as the situation in Iraq), such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for Intel’s products. Major health concerns, such as the spread of the SARS illness, could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

Our future results of operations and the other forward-looking statements contained in this “Outlook” section, and in our “Strategy”, “Critical Accounting Estimates” and “Employee Stock Options” sections, involve a number of risks and uncertainties—in particular the statements regarding our goals and strategies, expectations regarding grants to listed officers as a percentage of total options granted, new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Revenue and gross margin could also be affected by competitive factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors and acceptance of new products in specific market segments, and pricing pressures. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as sustaining and growing new businesses and integrating and operating any acquired businesses. Our results could also be affected by changes in the effective tax rate, as well as adverse affects associated with product defects and errata (deviations from published specifications) and by litigation involving intellectual property, stockholder, consumer and other issues.

We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Status of Business Outlook and Scheduled Business Update

We expect that our corporate representatives will meet privately during the quarter with investors, investment analysts, the media and others, and may reiterate the Business Outlook published in this Form 10-Q. At the same time, we will keep this Form 10-Q and Outlook publicly available on our Investor Relations Web site (www.intc.com). Prior to the Business Update and related Quiet Periods (described below), the public can continue to rely on the Outlook published on the Web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise.

We intend to publish a Mid-Quarter Business Update on June 5, 2003. From the close of business on May 30, 2003 until publication of the Update, we will observe a “Quiet Period” during which the Outlook and our filings with the SEC on Forms 10-K and 10-Q should be considered historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment on the Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Business Update and our SEC filings will begin at the close of business on June 13, 2003 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for July 15, 2003.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates, non-U.S. currency exchange rates and equity market prices in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2002.

An adverse movement of equity market prices would have an impact on our strategic investments in non-marketable equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At March 29, 2003, our strategic investments in non-marketable equity securities had a carrying amount of $643 million, excluding equity derivatives that are subject to mark-to-market requirements.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls), and its “internal controls and procedures for financial reporting” (Internal Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Immediately following the Signatures section of this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, and whether the company had identified any acts of fraud involving personnel with a significant role in the company’s Internal Controls. This information was important both for the controls evaluation generally, and because items 5 and 6 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors, and report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

From the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are a party to various legal proceedings, including those noted below. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, or future periods.

Broadcom Corporation v. Intel Corporation

U.S. District Court, Eastern District of Texas

In November 2001, Broadcom Corporation filed suit against Intel in the U.S. District Court for the Eastern District of Texas. The complaint alleges that certain Intel chipsets with integrated graphics infringe two Broadcom patents. A third patent relating to networking has been dismissed from the case. The court granted Intel’s motion to add counterclaims based on three related patents against Broadcom. Trial is currently set for July 2003. Broadcom seeks damages and an injunction against Intel to prohibit Intel from selling certain chipsets with integrated graphics and motherboards incorporating such chipsets. Intel seeks damages and an injunction against Broadcom to prohibit Broadcom from selling certain switch-on-a-chip products and certain Gigabit transceivers and controllers. The company disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.

Intergraph Corporation v. Intel

U.S. District Court, Northern District of Alabama, Northeastern Division

U.S. District Court, Eastern District of Texas

In 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging, among other claims, that Intel infringed certain Intergraph patents. In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that the Intel® Itanium® processor infringes two Intergraph microprocessor-related patents, and seeking an injunction and unspecified damages. In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice.

In October 2002, the Texas court ruled that Intel infringed both patents at issue in that case. Based on this decision and pursuant to the settlement agreement, Intel paid Intergraph $150 million. Intel has appealed the trial court’s decision, and if Intel prevails on appeal, no further payments will be due to Intergraph under the settlement agreement. However, if Intergraph prevails on either patent, the settlement agreement provides that Intel must pay Intergraph an additional $100 million and will receive a license for the patents at issue in the case.

Edward Harris, et al v. Intel Corporation, et al

U.S. District Court, Northern California

In May 2000, various plaintiffs filed a class-action lawsuit in the U.S. District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and the U.S. Securities and Exchange Commission Rule 14d-10 in connection with Intel’s acquisition of DSP Communications, Inc. The complaint alleges that Intel and CWC (Intel’s wholly owned subsidiary at the time) agreed to pay certain DSP executives additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP executives’ endorsement of Intel’s tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs seek unspecified damages for the class, and unspecified costs and expenses. In July 2002, the District Court granted Intel’s motion for summary judgment, but in October 2002, the District Court vacated the summary judgment. In January 2003, the parties reached a tentative settlement agreement pending court review and approval. The settlement is not expected to have a material impact on the company’s results of operations or financial condition.

VIA Technologies, Inc. and Centaur Technology, Inc. v. Intel

U.S. District Court, Western District of Texas

In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the U.S. District Court for the Western District of Texas, alleging that the Intel® Pentium® 4 processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA’s C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel’s Pentium® II, Pentium® III, Celeron® and Pentium® 4 processors infringe another patent. In August 2002, Intel added an additional claim that VIA’s C3 microprocessors infringe an additional Intel patent, and VIA added an additional claim that Intel’s Pentium III and Pentium 4 processors infringe another VIA patent. In April 2003, the parties entered into a settlement agreement, pursuant to which they agreed to dismiss with prejudice the claims and counterclaims in this lawsuit, and to dismiss all other pending legal claims between them in all jurisdictions. The confidential settlement agreement includes a patent cross-license agreement covering certain of each company’s products, subject to certain terms and limitations. The settlement agreement did not have a material impact on the company’s results of operations or financial condition.

In re Intel Corporation Securities Litigation (Consolidated), U.S. Dist. Ct., Northern Calif.

Dr. Jayant S. Patel, et al. v. Gordon Moore, et al., Calif. Superior Ct., Santa Clara County

Howard Lasker, et al. v. Gordon Moore, et al., Del. Chancery Ct., New Castle County

In September, October and November 2001, various plaintiffs filed five class-action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. The five complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The amended complaint alleges that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In October 2002, the U.S. District Court granted Intel’s motion to dismiss the amended complaint without prejudice, and the plaintiffs filed a second amended complaint in November 2002.

In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. In May 2002, the California Superior Court sustained Intel’s demurrer to the California complaint and granted plaintiffs leave to file an amended complaint, which they then filed. The company filed a demurrer to the amended complaint, which the court sustained without prejudice to the plaintiffs filing a third amended complaint, which the plaintiffs have filed. All complaints seek unspecified damages. The company disputes the plaintiffs’ claims and intends to defend the lawsuits vigorously.

Deanna Neubauer et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.,

Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois against Intel, Hewlett-Packard Co., HPDirect, Inc. and Gateway Inc., alleging that defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor’s processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

ITEM 5. OTHER INFORMATION

1.                                       On March 25, 2003, the Board of Directors approved an amendment to Intel’s bylaws to revise the provision addressing the rights of directors, officers, employees and other agents of the company to receive indemnification for claims made against them while acting on behalf of the company. The amendments clarify and broaden the scope of proceedings for which indemnification is explicitly available under the bylaws, and clarify that service with respect to an employee benefit plan is not necessarily required to be “at the request of the corporation.” The amendments also clarified that an action to enforce rights to indemnification under the bylaws must be brought in a Delaware court.

Intel, the Intel Logo, Intel Inside, Celeron, Intel Centrino, Intel NetBurst, Intel Xeon, Intel XScale, Itanium and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries.

*Other names and brands may be claimed as the property of others.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

3.1                               Intel Corporation Second Restated Certificate of Incorporation dated March 17, 2003.

3.2                               Intel Corporation Bylaws as amended.

10.1                           Form of Indemnification Agreement for Directors and Executive Officers.

12.1                           Statement setting forth the computation of ratios of earnings to fixed charges.

99.1                           Certification of Chief Executive Officer and Chief Financial and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

1.               On January 15, 2003, Intel filed a report on Form 8-K relating to its financial information for the quarter ended December 28, 2002 and forward-looking statements relating to 2003 and the first quarter of 2003, as presented in a press release of January 14, 2003.

2.               On March 7, 2003, Intel filed a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2003 and the first quarter of 2003, as presented in a press release of March 6, 2003.

Signatures and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and certain certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

The certifications include references to an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting.” Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the certification), and contains additional information concerning disclosures to the company’s Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud and related matters (Items 5 and 6 of the certifications).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION
(Registrant)

Date: May 6, 2003	By:	/s/ Andy D. Bryant

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	By:	/s/ Craig R. Barrett

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	By:	/s/ Andy D. Bryant

Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer