Form 10-Q
period 2003-06-28
INTEL CORP
filed 2003-08-06
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 25, 2003
Common stock, $0.001 par value	6,510 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net revenue	$6,816	$6,319	$13,567	$13,100
Cost of sales	3,348	3,350	6,587	6,651
Gross margin	3,468	2,969	6,980	6,449

Research and development	1,029	1,024	2,048	2,006
Marketing, general and administrative	1,079	1,063	2,097	2,135
Amortization and impairment of acquisition-related intangibles and costs	84	229	168	340
Purchased in-process research and development	—	14	—	14

Operating expenses	2,192	2,330	4,313	4,495

Operating income	1,276	639	2,667	1,954
Losses on equity securities, net	(58)	(59)	(185)	(105)
Interest and other, net	53	43	105	91

Income before taxes	1,271	623	2,587	1,940

Provision for taxes	375	177	776	558

Net income	$896	$446	$1,811	$1,382

Basic earnings per common share	$0.14	$0.07	$0.28	$0.21

Diluted earnings per common share	$0.14	$0.07	$0.27	$0.20

Cash dividends declared per common share	$—	$—	$0.04	$0.04

Weighted average common shares outstanding	6,525	6,677	6,540	6,681
Weighted average common shares outstanding, assuming dilution	6,580	6,803	6,595	6,832

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	June 28, 2003	Dec. 28, 2002

Assets
Current assets:
Cash and cash equivalents	$8,382	$7,404
Short-term investments	2,820	3,382
Trading assets	2,434	1,801
Accounts receivable, net	2,850	2,574
Inventories	2,152	2,276
Deferred tax assets	1,138	1,136
Other current assets	326	352
Total current assets	20,102	18,925

Property, plant and equipment, net of accumulated depreciation of $20,634 ($19,065 at December 28, 2002)	17,292	17,847
Long-term investments	1,282	1,234
Goodwill	4,314	4,330
Other assets	1,475	1,888
Total assets	$44,465	$44,224

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$385	$436
Accounts payable	1,603	1,543
Accrued compensation and benefits	1,079	1,287
Accrued advertising	631	622
Deferred income on shipments to distributors	598	475
Other accrued liabilities	941	1,075
Income taxes payable	1,462	1,157
Total current liabilities	6,699	6,595
Long-term debt	914	929
Deferred tax liabilities	1,362	1,232
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value	6,733	7,641
Acquisition-related unearned stock compensation	(37)	(63)
Accumulated other comprehensive income	65	43
Retained earnings	28,729	27,847
Total stockholders’ equity	35,490	35,468
Total liabilities and stockholders’ equity	$44,465	$44,224

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In Millions)	June 28, 2003	June 29, 2002
Cash and cash equivalents, beginning of period	$7,404	$7,970
Cash flows provided by (used for) operating activities:
Net income	1,811	1,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,307	2,296
Amortization and impairment of intangibles and other acquisition-related costs	232	394
Purchased in-process research and development	—	14
Losses on equity securities, net	185	105
Net loss on retirements and impairments of property, plant and equipment	124	195
Deferred taxes	116	229
Tax benefit from employee stock plans	85	188
Changes in assets and liabilities:
Trading assets	(470)	(225)
Accounts receivable	(279)	(300)
Inventories	123	(252)
Accounts payable	60	(111)
Accrued compensation and benefits	(203)	(287)
Income taxes payable	302	(328)
Other assets and liabilities	(34)	(83)
Total adjustments	2,548	1,835
Net cash provided by operating activities	4,359	3,217

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,877)	(2,545)
Acquisitions, net of cash acquired	—	(50)
Purchases of available-for-sale investments	(3,647)	(2,956)
Maturities and sales of available-for-sale investments	4,256	2,474
Other investing activities	(11)	(179)
Net cash used for investing activities	(1,279)	(3,256)

Cash flows provided by (used for) financing activities:
Decrease in short-term debt, net	(180)	(32)
Payments of long-term debt	(4)	(2)
Additions to long-term debt	—	35
Proceeds from sales of shares through employee stock plans and other	353	411
Repurchase and retirement of common stock	(2,009)	(2,007)
Payment of dividends to stockholders	(262)	(268)
Net cash used for financing activities	(2,102)	(1,863)
Net increase (decrease) in cash and cash equivalents	978	(1,902)
Cash and cash equivalents, end of period	$8,382	$6,068

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14	$26
Income taxes	$270	$428

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

Note 2:  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

For the promotion of strategic business objectives, Intel invests in and enters into arrangements with entities which may be VIEs. Intel is currently performing a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether Intel is the primary beneficiary of any of the related entities. To date, the review has not identified any entity that would require consolidation. Intel expects to complete the review in the third quarter of 2003. Provided that Intel is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a VIE is limited to the carrying amount of the investment in the entity.

Note 3:  Employee Stock Options

The company has a stock option plan under which officers, key employees and non-employee directors may be granted options to purchase shares of the company’s authorized but unissued common stock. The company also has a broad-based stock option plan under which stock options may be granted to all employees other than officers and directors. As of June 28, 2003, substantially all of our employees were participating in one of the stock option plans. The company’s Executive Long-Term Stock Option Plan, under which certain key employees, including officers, were granted stock options, terminated in 1998. No further grants may be made under this plan, although options granted prior to the termination may remain outstanding. Under all of the plans, the option exercise price is equal to the fair market value of Intel common stock at the date of grant. In prior years, Intel also assumed the stock option plans and the outstanding options of certain acquired companies. No additional stock grants will be granted under these assumed plans. Options granted by Intel currently expire no later than 10 years from the grant date. Currently, options granted to existing and newly hired employees generally vest in increments over four or five years from the date of grant, and certain grants to key employees have delayed vesting generally beginning six years from the date of grant. In addition to the stock option plans, the company also has a Stock Participation Plan, under which eligible employees may purchase shares of Intel’s common stock at 85% of fair market value at specific, predetermined dates.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. Intel continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan, collectively called “options.” For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended		Six Months Ended
(In Millions—Except Per Share Amounts)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income, as reported	$896	$446	$1,811	$1,382
Less: Total stock-based employee compensation expense determined under the fair value method for all options, net of tax	290	309	588	596
Pro-forma net income	$606	$137	$1,223	$786
Reported basic earnings per common share	$0.14	$0.07	$0.28	$0.21
Reported diluted earnings per common share	$0.14	$0.07	$0.27	$0.20
Pro-forma basic earnings per common share	$0.09	$0.02	$0.19	$0.12
Pro-forma diluted earnings per common share	$0.09	$0.02	$0.19	$0.12

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

The weighted average estimated value of employee stock options granted during the second quarter of 2003 was $8.02 ($14.46 for the second quarter of 2002), and for the first half of 2003 was $8.07 ($14.64 for the first half of 2002). The values were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended				Six Months Ended
	June 28, 2003		June 29, 2002		June 28, 2003		June 29, 2002
Expected life (in years)	4.	0	6.	0	4.	2	6.	0
Risk free interest rate	2.	0%	3.	7%	2.	1%	3.	7%
Volatility	.	55	.	49	.	55	.	49
Dividend yield	.	4%	.	3%	.	4%	.	3%

An analysis of historical information is used to determine the assumptions used, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The expected life for options granted in the first six months of 2003 reflects options granted to existing employees that now normally vest ratably over four years from the date of grant. Options granted to existing employees during the first six months of 2002 generally vest five years from the date of grant.

Under the Stock Participation Plan, shares are only granted during the first and third quarter of each year. The estimated value of shares granted under the Stock Participation Plan during the first quarter of 2003 was $5.19 ($9.38 during the first quarter of 2002). The value of shares granted during the first quarter of 2003 and 2002 was estimated at the date of grant using the following assumptions:

	2003		2002
Expected life (in years)	0.	5	0.	5
Risk free interest rate	1.	2%	1.	8%
Volatility	.	54	.	50
Dividend yield	.	4%	.	3%

Additional information with respect to stock option plan activity is as follows:

		Outstanding Options
(Shares in Millions)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price

December 29, 2001	1,054.6	768.5	$25.33
Supplemental grant	(118.1)	118.1	$20.23
Other grants	(55.5)	55.5	$25.43
Exercises	—	(51.4)	$6.79
Cancellations	40.8	(45.3)	$33.56
December 28, 2002	921.8	845.4	$25.31
Grants	(94.6)	94.6	$18.52
Exercises	—	(31.2)	$5.73
Cancellations	25.0	(26.0)	$29.66
June 28, 2003	852.2	882.8	$25.15

Under the Stock Participation Plan, 97.5 million shares remained available for issuance at June 28, 2003 out of 944 million shares authorized. Employees purchased 12.2 million shares for $175 million in the first quarter of 2003 (7.1 million shares for $179 million in the first quarter of 2002). The next scheduled purchase under the Stock Participation Plan is in the third quarter of 2003.

Note 4:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

Three Months Ended

Six Months Ended

(In Millions)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Weighted average common shares outstanding	6,525	6,677	6,540	6,681
Dilutive effect of employee stock options	55	126	55	151
Weighted average common shares outstanding, assuming dilution	6,580	6,803	6,595	6,832

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the second quarter of 2003, approximately 563 million of the company’s stock options outstanding (622 million for the first half of 2003) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future. For the second quarter of 2002, 248 million of the company’s stock options outstanding (200 million for the first half of 2002) were excluded from the calculation.

Note 5:  Common Stock Repurchase Program

During the second quarter of 2003, the company repurchased 51.8 million shares of common stock under the company’s authorized repurchase program at a cost of $1.0 billion (114.4 million shares for $2.0 billion for the first half of 2003). Since the program began in 1990, the company has repurchased and retired approximately 1.8 billion shares at a cost of approximately $32 billion. As of June 28, 2003, approximately 475 million shares remained available for repurchase under the existing repurchase authorization.

Note 6:  Trading Assets

Trading assets at fair value at the end of each period were as follows:

(In Millions)	June 28, 2003	Dec. 28, 2002
Fixed income instruments	$2,162	$1,460
Equity securities	—	98
Equity securities offsetting deferred compensation	272	243
Total	$2,434	$1,801

Note 7:  Inventories

Inventories at the end of each period were as follows:

(In Millions)	June 28, 2003	Dec. 28, 2002
Raw materials	$245	$223
Work in process	1,315	1,365
Finished goods	592	688
Total	$2,152	$2,276

Note 8:  Losses on Equity Securities, Net

Net losses on investments in equity securities and certain equity derivatives were $58 million for the second quarter of 2003 and $185 million for the first half of 2003 ($59 million for the second quarter of 2002 and $105 million for the first half of 2002). These losses included impairments of non-marketable equity securities of approximately $64 million for the second quarter of 2003 and $204 million for the first half of 2003 ($67 million for the second quarter of 2002 and $264 million for the first half of 2002).

Note 9:  Interest and Other, Net

Interest and other, net included:

	Three Months Ended		Six Months Ended
(In Millions)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Interest income	$67	$81	$135	$160
Interest expense	(18)	(25)	(32)	(49)
Other, net	4	(13)	2	(20)
Total	$53	$43	$105	$91

Note 10:  Goodwill

During the first half of 2003, no goodwill was recognized as a result of acquisitions. Goodwill by operating segment was as follows:

(In Millions)	Intel Communications Group	Wireless Communications and Computing Group	Intel Architecture Business	All Other	Total
December 28, 2002	$3,644	$611	$69	$6	$4,330
Other adjustments	(8)	—	(2)	(6)	(16)
June 28, 2003	$3,636	$611	$67	$—	$4,314

During the second quarter of 2003, the goodwill related to one of the company’s small seed businesses, included in the “all other” category, was impaired. The charge is included in marketing, general and administrative expenses in the consolidated statement of income. Seed businesses are businesses that support the company’s initiatives. Also, goodwill in the Intel Communications Group (ICG) operating segment decreased primarily as a result of a small divestiture in the second quarter of 2003.

Note 11:  Identified Intangible Assets

During the first half of 2003, no significant identified intangible assets were acquired and no identified intangible assets were impaired. Identified intangible assets as of June 28, 2003 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$1,125	$(831)	$294
Other acquisition-related intangibles	74	(60)	14
Intellectual property assets	716	(358)	358
Total identified intangible assets	$1,915	$(1,249)	$666

Identified intangible assets as of December 28, 2002 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$1,125	$(727)	$398
Other acquisition-related intangibles	74	(52)	22
Intellectual property assets	750	(336)	414
Total identified intangible assets	$1,949	$(1,115)	$834

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

All of the company’s identified intangible assets are subject to amortization. Amortization of acquisition-related intangibles and costs included the following:

	Three Months Ended		Six Months Ended
(In Millions)	June 28, 2003	June 29, 2002	June 28, 2003	June 29 2002
Amortization of acquisition-related intangibles	$56	$65	$112	$130
Impairment of acquisition-related intangibles	—	112	—	112
Amortization of acquisition-related unearned stock compensation	11	28	22	54
Other acquisition-related costs	17	24	34	44
Total	$84	$229	$168	$340

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

Amortization of intellectual property assets was $29 million for the second quarter of 2003 and $64 million for the first half of 2003 ($30 million for the second quarter of 2002 and $54 million for the first half of 2002).

Based on identified intangible assets recorded at June 28, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2003	2004	2005	2006	2007
Acquisition-related intangibles	$199	$122	$82	$17	$—
Intellectual property assets	$113	$87	$70	$56	$24

Note 12:  Acquisition-Related Unearned Stock Compensation

Acquisition-related unearned stock compensation includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of selected employee stockholders, and/or the completion of specified milestones. The unearned stock-based compensation also includes the intrinsic value of stock options assumed in acquisitions that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs. Amortization of unearned stock compensation was $11 million for the second quarter of 2003 and $22 million for the first half of 2003 ($28 million for the second quarter of 2002 and $54 million for the first half of 2002) related to acquisitions made in prior periods.

Note 13:  Debt

The company’s zero coupon senior exchangeable notes (Intel notes), with a total carrying amount of $126 million as of June 28, 2003, are classified as short-term debt. The Intel notes are redeemable by Intel, provided specified market price criteria are met, through their maturity at February 1, 2004. The note holders have the right to exchange their Intel notes for Samsung Electronics Co., Ltd. convertible notes owned by Intel. The Intel note holders may exercise their exchange option on the Intel notes any time prior to January 12, 2004.

The company has guaranteed repayment of principal and interest on bonds issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (the Authority). In July 2003, the company notified the bond trustee and the Authority of the company’s intent to redeem bonds with a principal amount of $80 million. The redemption will occur in September 2003. The remaining $30 million of the bonds issued by the Authority and guaranteed by the company are adjustable or redeemable in December 2003.  All of the bonds were classified as short-term debt as of June 28, 2003.

Note 14:  Product Warranty

The company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. The company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the second quarter and first half of 2003 and 2002. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual for unidentified issues based on historical activity and the related expense were not significant as of and for the second quarter and first half of 2003 and 2002.

Note 15:  Comprehensive Income

The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income	$896	$446	$1,811	$1,382
Change in net unrealized gain on available-for-sale investments	16	(8)	11	(24)
Change in net unrealized gain on derivatives	6	20	11	17
	$918	$458	$1,833	$1,375

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	June 28, 2003	Dec. 28, 2002
Accumulated net unrealized gain on available-for-sale investments	$24	$13
Accumulated net unrealized gain on derivatives	47	36
Accumulated minimum pension liability	(6)	(6)
Total accumulated other comprehensive income	$65	$43

Note 16:  Impairment of Long-Lived Assets

As of June 28, 2003, the company had substantially completed the wind down of its Intel® Online Services Web hosting business. The company has recognized a related $131 million in pre-tax charges to cost of sales, of which $106 million was recorded in the second quarter of 2002 and the remainder was recorded in the first half of 2003 due to an increase in the estimate of assets that will no longer be utilized. Approximately $123 million of the charges related to the impairment of the Web hosting business’ assets, including leasehold improvements and server equipment. The amount of the impairment was determined based on discounted future cash flows and comparable market prices. The remaining $8 million represented the accrual of lease and other exit-related costs. These charges were reflected in the “all other” category for segment reporting purposes. For both 2003 and 2002, the operating results of this business were not significant to the results of the company.

Note 17:  Contingencies

Tax Matters

On August 4, 2003, in connection with the Internal Revenue Service’s (IRS) regular examination of Intel’s tax returns for the years 1999 and 2000, the company received notices of proposed adjustment relating to the tax benefit for export sales taken by the company. If the IRS ultimately prevails, the company’s federal income tax liability for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

The company disputes the proposed adjustments and intends to pursue this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. In the event of an unfavorable resolution, there exists the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved.

Legal Proceedings

In November 2001, Broadcom Corporation filed suit against Intel in the U.S. District Court for the Eastern District of Texas. The complaint alleged that certain Intel chipsets with integrated graphics infringe two Broadcom patents. A third patent relating to networking was dismissed from the case. The court granted Intel’s motion to add counterclaims based on three related patents against Broadcom. In July 2003, the court granted various motions, including Intel’s motions for summary judgment of non-infringement on both remaining Broadcom patents. In light of the court’s granting of the motions, the parties have entered into an agreement pursuant to which they have jointly sought the dismissal of this case. The settlement is not expected to have a material impact on the company’s results of operations or financial condition.

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

In October 2002, the Texas court ruled that Intel infringed both patents at issue in that case and the Texas court has declined to reconsider its decision. Pursuant to the settlement agreement, Intel paid Intergraph $150 million. Intel has appealed the trial court’s decision, and if Intel prevails on appeal, no further payments will be due to Intergraph under the settlement agreement. However, if Intergraph prevails on either patent, the settlement agreement provides that Intel must pay Intergraph an additional $100 million and will receive a license for the patents at issue in the case.

In May 2000, various plaintiffs filed a class action lawsuit in the U.S. District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and the U.S. Securities and Exchange Commission Rule 14d-10 in connection with Intel’s acquisition of DSP Communications, Inc. The complaint alleged that Intel and CWC (Intel’s wholly owned subsidiary at the time) agreed to pay certain DSP executives additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders’ endorsement of Intel’s tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs sought unspecified damages for the class, and unspecified costs and expenses. In July 2002, the District Court granted Intel’s motion for summary judgment, but in October 2002, the District Court vacated the summary judgment. In January 2003, the parties reached a settlement agreement, which was reviewed and approved by the court in June 2003. The settlement did not have a material impact on the company’s results of operations or financial condition.

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

In 2001, various plaintiffs filed five class action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. These complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The lawsuit alleged that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In July 2003, the court granted Intel’s motion to dismiss the plaintiff’s second amended complaint in its entirety with prejudice. In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. The plaintiffs in the California action filed the original and two successive amended complaints, and the California Superior Court sustained Intel’s demurrers on each of these complaints. Following the court’s dismissal without prejudice of these complaints, the plaintiffs notified the court and Intel in June 2003 that they would not file a fourth complaint and they signed a stipulation withdrawing their lawsuit with prejudice, which the court approved. The Delaware action remains pending and the complaint in that action seeks unspecified damages. The company disputes the plaintiffs’ claims in the Delaware action and intends to defend the lawsuit vigorously.

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett Packard Co., HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor’s processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, and attorney’s fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

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

In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are allocated to the operating segments and are included in the operating results reported below. Results of operations have been restated for certain reorganizations during the period. All prior period amounts have been restated to conform to the new presentation.

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

Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(In Millions)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Intel Architecture Business
Revenue	$5,833	$5,213	$11,593	$10,981
Operating income	$1,843	$1,370	$3,766	$3,180

Wireless Communications and Computing Group
Revenue	$465	$532	$938	$991
Operating loss	$(123)	$(98)	$(217)	$(166)

Intel Communications Group
Revenue	$508	$536	$1,011	$1,054
Operating loss	$(143)	$(127)	$(283)	$(277)

All Other
Revenue	$10	$38	$25	$74
Operating loss	$(301)	$(506)	$(599)	$(783)

Total
Revenue	$6,816	$6,319	$13,567	$13,100
Operating income	$1,276	$639	$2,667	$1,954

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections contain a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially based on a variety of factors, including those discussed below under “Outlook.” These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of August 1, 2003.

Strategy

Our goal is to be the preeminent building block supplier to the worldwide Internet economy. Focusing on our core competencies in the design and manufacture of integrated circuits, as well as our expertise in digital computing and communications, we believe we are well positioned to drive the convergence of computing and communications through silicon integration. We focus on developing advanced technology solutions tailored to meet user requirements in specific settings, providing the features people want in their homes, at work and at play. We also provide key components for the networking and communications infrastructure needed to connect technology users. Each of our operating segments uses its core competencies, as well as key silicon architectures, to provide building blocks for technology solutions. The Intel Architecture business provides the advanced technologies to support the desktop, mobile and enterprise platforms. Our Wireless Communications and Computing Group (WCCG) focuses on component-level products and solutions for the wireless handheld communications and computing market segments. Finally, our Intel Communications Group (ICG) focuses on wired and wireless connectivity products and provides key components for networking and communications infrastructure devices.

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products offering improved performance at lower prices. As part of our overall strategy, we use our core competencies, financial strength and global presence to compete vigorously in each relevant market segment. Our competition comes from established businesses as well as new entrants to the marketplace. With the trend toward convergence in computing and communications products, product offerings will likely cross over multiple categories, offering us new opportunities, but also resulting in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. Because some of our competitors already have established products and product designs, it is inherently difficult for us to compete against them. In addition, certain market segments in which we compete, such as networking and telecommunications products, have experienced an overall economic decline, increasing the degree of competition for the remaining business within these market segments. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products and to be competitive within each relevant market segment.

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

Intel Architecture Business

The Intel Architecture business supports the desktop, mobile and enterprise platforms. For the desktop platform, our strategy is to introduce ever-higher performance microprocessors and chipsets with advanced features, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. For the mobile platform, our strategy is to deliver products optimized for the four mobility vectors: performance, battery life, form factor and wireless capability. The desktop and mobile platforms are based on the IA-32 architecture, which includes the Intel NetBurst® and the P6 microarchitectures. Our strategy for the enterprise platform is to provide high-performance processors and the best price for performance across the entire range of server and workstation market segments.

For the desktop performance market segment, we offer the Intel® Pentium® 4 processor, based on the Intel NetBurst microarchitecture, focused on both home and business applications. These processors are optimized to deliver high performance across a broad range of business and consumer applications, especially the latest technologies in Web, interactive 3D, and streaming video and audio environments. These processors also enhance the user’s experience in many applications, such as e-Learning, Internet browsing and computer gaming. Also for the performance desktop, we offer the Pentium 4 processor with Hyper-Threading (HT) Technology. HT Technology, when used in a computer system with the other features required to take advantage of this technology, allows a multithreaded software program to run as though it has two processors at its disposal, even though it uses only one processor. We currently offer versions of the Pentium 4 processor with HT Technology at speeds up to 3.2 GHz that support the 800-MHz system bus. The 800-MHz bus can transmit information within the PC up to 50 percent faster than our previous 533-MHz version. To enable this increased performance we also offer the Intel® 875P chipset as well as the Intel® 865G and 865PE chipsets. These chipsets contain technical innovations that accelerate the speed at which data flows between the processor system bus and main memory as well as increase the computer’s networking bandwidth with the use of Gigabit Ethernet technology. For the desktop value market segment, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of some value-conscious PC users.

For the mobile market segment, we offer processors optimized for transportable, full size, thin and light, and ultra-portable notebook PCs. In March 2003, we introduced Intel® Centrino™ mobile technology, our first computing technology designed and optimized specifically for wireless mobile PC users. Products based on Intel Centrino mobile technology include a combination of an Intel® Pentium® M processor with the Intel® 855 chipset family, both offered by the Mobile Platforms Group within the Intel Architecture business, and an Intel® PRO/Wireless 2100 network connection, from ICG. During the second quarter of 2003, we broadened the Intel Centrino mobile technology product line with a 1.7-GHz processor, a low-voltage 1.2-GHz processor, and an ultra-low-voltage 1 GHz processor. We also offer the Mobile Intel® Pentium® 4 processor for transportable notebook PCs – systems with near-desktop features, including high performance, larger screens, full size keyboards and multiple drives. In addition, we offer the Intel Celeron processor for the mobile value market segment.

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

The Intel Architecture business also supports the enterprise platform with the Intel® Xeon™ processor family, based on the Intel NetBurst microarchitecture, for workstations and entry-level to high-end servers, and the Intel® Itanium® processor family for enterprise-class servers. The Intel Xeon processor with HT Technology is aimed at two-way servers (also known as dual-processing (DP) servers) and workstations. We also offer the Intel® Xeon Processor MP with HT Technology, for servers based on four or more processors. For the enterprise-class market segment, we offer the Intel® Itanium® 2 processor which is designed for managing large databases, handling high transaction volumes and other data intensive computing applications. During the second quarter of 2003, we introduced several new Itanium 2 processors, originally code-named Madison, running at speeds up to 1.5 GHz. These processors are based on 0.13-micron technology, provide up to 6 MB of cache memory, and are designed to plug into existing Itanium 2 system designs. As the technology industry develops operating systems and software with capabilities to address growing data traffic management, storage, computing and communications needs, and as traditional computing and telecommunications converge, we believe that there will be increased demand for our higher performance enterprise platform products. We also anticipate that the convergence of computing and communications will create new opportunities for server components (such as components for blade servers used in data centers) in new and existing communications market segments.

Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. In four of the past five years, the company’s sales of microprocessors were higher in the second half of the year, primarily due to back-to-school and holiday demand.

Wireless Communications and Computing Group

Within WCCG, our strategy is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and handheld communication and computing devices. The Intel® Personal Internet Client Architecture (Intel® PCA), an architecture platform that describes the communication and application and memory subsystems for data-enabled cellular phones and portable handheld devices, is a very important part of our WCCG strategy. We expect that the Intel PCA scalable platform will speed application development and allow faster time-to-market for our customers. For the handheld platform, our current products include Intel® Flash memory, processors based on the Intel® Xscale™ microarchitecture, and cellular baseband chipsets. During the second quarter of 2003, we began shipping the Intel StrataFlash® Wireless Memory, which brings higher storage densities, faster performance, and 1.8-volt operation to advanced data phone designs. The Intel Xscale technology provides the processing capability in data-enabled mobile phones and Personal Digital Assistants (PDAs), as well as other types of handheld devices such as Personal Media Players and Smart Displays. We are working toward the convergence of communications and computing in this market segment by developing technology for mobile handheld clients that combines baseband communication features with memory and applications processing functionality.

Intel Communications Group

Within ICG, our strategy is to be the leading supplier of communications silicon building blocks for OEMs. We are developing products that we believe are essential to build out the Internet: products designed for wired and wireless applications, including optical products and network processing components. Our strategy for Ethernet connectivity is to expand our product portfolio in the local area network (LAN) market segment and to address the emerging metropolitan area network (MAN) and networked storage market segments. Within the LAN and MAN market segments, we are investing in Gigabit Ethernet and 10-Gigabit Ethernet and wireless technologies based on industry standards for wireless 802.11 mobile applications and the emerging standard supporting 802.16 (or WiMax) for broadband connectivity. In the networked storage market segment, we are developing products that allow storage resources to be added to any location on either of the two most prevalent types of storage networks: Ethernet or Fibre Channel. For the optical market segment, our strategy is to deliver products based on industry standards, including Ethernet and data transport standards in the telecommunications industry (SONET/SDH). We are providing 10-Gigabit optical products at multiple levels of integration with decreased power consumption and increased signal transmission capability. In network processing, we deliver products that are basic building blocks for modular networking infrastructure. These products include advanced, programmable processors that are used to manage and direct data moving across the Internet and corporate networks. The transition to our 90-nanometer manufacturing process is a key factor in our execution of these strategies. The 90-nanometer manufacturing process is expected to enable many of our communications products to feature “mixed-signal” circuitry and high-speed transistors, aimed at creating a new generation of faster, more integrated, less costly communications chips. As we transition to this new process, we expect to build more of our communications products internally. Currently, third-party foundry manufacturers perform a significant portion of ICG’s manufacturing.

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

Goodwill.  In accordance with our accounting policy, we perform an annual impairment review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The estimates we used in our most recent review assumed that we will gain market segment share in the future and that the communications businesses will experience a gradual recovery and a return to growth from the current trends. We may incur charges for impairment of goodwill in the future if the communications sector does not recover as we expect, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, if we fail to achieve our assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly.

Non-Marketable Equity Securities.  Our ability to recover our strategic investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by Intel or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of June 28, 2003, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States (U.S.) and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.  See “Note 17: Contingencies” in the Notes to Consolidated Condensed Financial Statements for a discussion of current tax matters.

Results of Operations – Second Quarter of 2003 Compared to Second Quarter of 2002

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q2 2003	Q2 2002
Net revenue	100.0%	100.0%
Cost of sales	49.1%	53.0%
Gross margin	50.9%	47.0%
Research and development	15.1%	16.2%
Marketing, general and administrative	15.9%	16.9%
Amortization and impairment of acquisition-related intangibles and costs	1.2%	3.6%
Purchased in-process research and development	—	0.2%
Operating income	18.7%	10.1%

Our net revenue for Q2 2003 was $6.8 billion, an increase of 8% compared to Q2 2002. For the Intel Architecture business, net revenue was higher with increased sales of microprocessors and chipsets, and revenue has been toward the high end of seasonality for three consecutive quarters. The increased sales in the Intel Architecture business in Q2 2003 were partially offset by lower revenue for WCCG due to significantly lower sales of flash memory products and lower revenue for ICG. On a geographic basis, the Asia-Pacific region had a record revenue quarter, with an increase of 17% for Q2 2003 compared to Q2 2002. The revenue growth in the Asia Pacific region more than offset a decline in the Americas, as Asia continues to grow as a global manufacturing and design center. Revenue in both Japan and Europe also increased in Q2 2003 compared to Q2 2002.

Our overall gross margin percentage increased to 50.9% for Q2 2003 from 47.0% in Q2 2002. Gross margin for the Intel Architecture business was higher and gross margin percentages in our other businesses were lower. Gross margin for Q2 2002 also reflected the impact of a $106 million charge related to the wind down of the Intel® Online Services Web hosting business, whose results are included in the “all other” category for segment reporting purposes. See “Outlook” for a discussion of gross margin expectations.

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the second quarter of 2003 and 2002, were as follows:

(In Millions)	Q2 2003	Q2 2002
Revenue	$5,833	$5,213
Operating income	$1,843	$1,370

Net revenue for the Intel Architecture operating segment increased $620 million, or 12%, in Q2 2003 compared to Q2 2002. The increase in revenue was primarily due to higher unit volumes of microprocessors and higher unit volumes of chipsets.

For Q2 2003, a substantial majority of our consolidated net revenue and gross margin came from sales of the Intel Pentium 4 microprocessor and related microprocessors based on the Intel NetBurst microarchitecture, as well as related chipsets and motherboards. For Q2 2002, a majority of our consolidated net revenue and gross margin came from sales of microprocessors and related products based on the Intel NetBurst microarchitecture. For the same period, sales of Intel Pentium III microprocessors and related products based on the P6 microarchitecture made up a significant, but rapidly decreasing, portion of our consolidated net revenue and gross margin.

Operating income increased to $1,843 million in Q2 2003, compared to $1,370 million in Q2 2002. The increase was primarily due to the impact of higher unit volumes and lower unit costs of microprocessors and chipsets partially offset by increased start-up costs relating to the ramp of 90 nanometer technology on 300-millimeter wafer manufacturing.

Wireless Communications and Computing Group

The revenue and operating loss for the WCCG operating segment for the second quarter of 2003 and 2002, were as follows:

(In Millions)	Q2 2003	Q2 2002
Revenue	$465	$532
Operating loss	$(123)	$(98)

Net revenue decreased by $67 million, or 13%, in Q2 2003 compared to Q2 2002 due to lower unit volumes of flash memory products, partially offset by higher average selling prices due to a richer mix of higher-density flash products. The pricing environment remained difficult and we continued to experience the negative impacts of our Q1 2003 pricing strategy on certain products.

The operating loss increased to a loss of $123 million in Q2 2003 compared to a loss of $98 million in Q2 2002 primarily due to higher costs incurred for under-utilized factory capacity for flash memory products in Q2 2003 as well as lower revenue from flash memory products, partially offset by higher average selling prices and lower start-up charges.

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the second quarter of 2003 and 2002, were as follows:

(In Millions)	Q2 2003	Q2 2002
Revenue	$508	$536
Operating loss	$(143)	$(127)

Net revenue decreased by $28 million, or 5%, in Q2 2003 compared to Q2 2002, primarily due to lower revenue from sales of telecommunication-related products and microcontrollers. Net revenue for wired Ethernet connections also decreased, due to a continuing shift in product mix from higher-priced adapter cards to lower-priced local area network (LAN) on motherboard products. These decreases in revenue were partially offset by increased sales of wireless Ethernet connection products.

The operating loss increased to $143 million in Q2 2003 from a $127 million loss in Q2 2002 primarily due to the mix shift to lower-margin wired Ethernet connections. In the current competitive environment, sales of wireless Ethernet connections sold in conjunction with processors and chipsets comprising the Intel Centrino mobile technology also increased the operating loss. These negative impacts were partially offset by lower inventory write downs, as well as lower operating expenses in Q2 2003 as we continued our efforts to streamline operations and refocus on our core strategic areas.

Operating Expenses

Operating expenses for the second quarter of 2003 and 2002 were as follows:

(In Millions)	Q2 2003	Q2 2002
Research and development	$1,029	$1,024
Marketing, general and administrative	$1,079	$1,063
Amortization and impairment of acquisition-related intangibles and costs	$84	$229
Purchased in-process research and development	$—	$14

Research and development spending was essentially flat compared to Q2 2002. Marketing, general and administrative expenses were also essentially flat. Increased marketing spending related to the Intel Centrino mobile technology brand, higher Intel Inside® Program cooperative advertising expenses due to higher revenue in our Intel Architecture business, and increased profit-dependent bonus expenses were partially offset by lower discretionary spending and lower expenses as we reduced headcount and exited certain businesses. Research and development along with marketing, general and administrative expenses were 31% of net revenue in Q2 2003 and 33% of net revenue in Q2 2002.

Amortization of acquisition-related intangibles and costs was $84 million in Q2 2003. Amortization and impairment of acquisition-related intangibles and costs was $229 million in Q2 2002, including an impairment of $112 million, primarily related to the prior acquisition of Xircom, Inc. The decrease over the prior year also reflected an overall decrease in new acquisition activity, as intangibles related to prior acquisitions became fully amortized.

Losses on Equity Securities, Interest and Other, and Taxes

Losses on equity securities, net, interest and other, net and taxes for the second quarter of 2003 and 2002 were as follows:

(In Millions)	Q2 2003	Q2 2002
Losses on equity securities, net	$(58)	$(59)
Interest and other, net	$53	$43
Provision for taxes	$375	$177

Losses on equity securities and certain equity derivatives for Q2 2003 were $58 million compared to $59 million for Q2 2002. The net loss for both periods was primarily driven by impairment charges on non-marketable equity securities (approximately $64 million for Q2 2003 and approximately $67 million for Q2 2002).

Our effective income tax rate was 29.5% for Q2 2003, compared to 28.4% for Q2 2002. The rate for Q2 2003 is higher than the rate in the prior year due to a higher percentage of profits being expected in higher-tax jurisdictions in 2003 compared to 2002, partially offset by a $13 million tax benefit associated with a divestiture completed in Q2 2003.

Results of Operations – First Half of 2003 compared to First Half of 2002

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2003	YTD 2002
Net revenue	100.0%	100.0%
Cost of sales	48.6%	50.8%
Gross margin	51.4%	49.2%
Research and development	15.1%	15.3%
Marketing, general and administrative	15.4%	16.3%
Amortization and impairment of acquisition-related intangibles and costs	1.2%	2.6%
Purchased in-process research and development	—	0.1%
Operating income	19.7%	14.9%

Our net revenue of $13.6 billion in the first half of 2003 increased 4% compared to the first half of 2002 primarily due to higher net revenue for the Intel Architecture business partially offset by lower revenues for WCCG and ICG. On a geographic basis, higher revenue in the Asia-Pacific region offset a decline in the Americas. Revenue in both Japan and Europe also increased in the first half of 2003 compared to the first half of 2002.

Our overall gross margin percentage increased to 51.4% for the first half of 2003 from 49.2% in the first half of 2002. Gross margin for the Intel Architecture business was higher and gross margin percentages in our other businesses were lower. The first half of 2002 included the impact of the $106 million charge related to the Q2 2002 decision to wind down our Web hosting business. The results of the Web hosting business are included in the “all other” category for segment reporting purposes. See “Outlook” for a discussion of gross margin expectations.

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the first half of 2003 and 2002, were as follows:

(In Millions)	YTD 2003	YTD 2002
Revenue	$11,593	$10,981
Operating income	$3,766	$3,180

Net revenue for the Intel Architecture operating segment increased by $612 million, or 6%, in the first half of 2003 compared to the first half of 2002, primarily due to higher unit volumes for microprocessors and higher unit volumes for chipsets.

For the first half of 2003, a substantial majority of our consolidated net revenue and gross margin came from sales of the Intel Pentium 4 microprocessor and related microprocessors based on the Intel NetBurst microarchitecture, as well as related chipsets and motherboards. For the first half of 2002, a majority of our consolidated net revenue and gross margin came from sales of microprocessors and related products based on the Intel NetBurst microarchitecture. For the same period, sales of Intel Pentium III microprocessors and related products based on the P6 microarchitecture made up a significant, but rapidly decreasing, portion of our consolidated net revenue and gross margin.

Operating income increased to $3,766 million in the first half of 2003, compared to $3,180 million in the first half of 2002. The increase was primarily due to the impact of higher unit volumes of microprocessors and chipsets, partially offset by lower average selling prices for microprocessors and chipsets and increased start-up costs relating to the ramp of 90 nanometer technology on 300-millimeter wafer manufacturing. In addition, the increase was also due to an unusually high level of sales in Q1 2003 of microprocessor and chipset inventory that had previously been reserved. Finally, the first half of 2002 included the charge of $155 million related the Intergraph Corporation settlement.

Wireless Communications and Computing Group

The revenue and operating loss for the WCCG operating segment for the first half of 2003 and 2002, were as follows:

(In Millions)	YTD 2003	YTD 2002
Revenue	$938	$991
Operating loss	$(217)	$(166)

Net revenue decreased by $53 million, or 5%, in the first half of 2003 compared to the first half of 2002 due to lower unit sales of flash memory products partially offset by higher unit volumes of application processors and baseband chipsets for data-enabled cellular phones and handheld computing devices. In the first half of 2003, revenue for flash memory products was negatively affected by lost business as a result of our pricing strategy on certain products, with revenue decreasing compared to the first half of 2002.

The operating loss increased to a loss of $217 million in the first half of 2003 compared to a loss of $166 million in the first half of 2002, primarily due to the impact of increased inventory reserves and lower revenue on flash memory products as well as higher costs incurred for under-utilized factory capacity for flash memory products. These negative impacts were partially offset by a richer mix of higher-density flash products with higher average selling prices and lower start-up charges.

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the first half of 2003 and 2002, were as follows:

(In Millions)	YTD 2003	YTD 2002
Revenue	$1,011	$1,054
Operating loss	$(283)	$(277)

Net revenue decreased by $43 million, or 4%, in the first half of 2003 compared to the first half of 2002, primarily due to lower revenue from sales of telecommunications-related products and microcontrollers. Revenue was also lower for wired Ethernet connections on higher unit shipments, due to the continuing shift in product mix to LAN on motherboard products. These decreases in revenue were partially offset by volume increases in wireless Ethernet connection products.

The operating loss increased to $283 million in the first half of 2003 from a $277 million loss in the first half of 2002, primarily due to the mix shift to lower-margin wired Ethernet connections. In the current competitive environment, sales of wireless Ethernet connections sold in conjunction with processors and chipsets comprising the Intel Centrino mobile technology also increased the operating loss. These negative impacts were partially offset by lower inventory write downs and lower operating expenses in Q2 2003.

Operating Expenses

Operating expenses for the first half of 2003 and 2002 were as follows:

(In Millions)	YTD 2003	YTD 2002
Research and development	$2,048	$2,006
Marketing, general and administrative	$2,097	$2,135
Amortization and impairment of acquisition-related intangibles and costs	$168	$340
Purchased in-process research and development	$—	$14

Research and development spending increased $42 million, or 2%, in the first half of 2003 compared to the first half of 2002. This increase was primarily due to product development programs in the Intel Architecture business. Marketing, general and administrative expenses decreased $38 million, or 2%, in the first half of 2003 compared to the first half of 2002, primarily due to lower discretionary spending and lower expenses as we reduced headcount and exited certain businesses. This decrease was partially offset by higher marketing expenses due to the launch of the Intel Centrino mobile technology brand in the first half of 2003, higher cooperative advertising expenses due to higher revenue in our Intel Architecture business, and increased profit-dependent bonus expenses. Research and development along with marketing, general and administrative expenses were 31% of net revenue in the first half of 2003 and 32% of net revenue in the first half of 2002.

Amortization of acquisition-related intangibles and costs was $168 million in the first half of 2003. Amortization and impairment of acquisition-related intangibles and costs was $340 million in the first half of 2002, including an impairment of $112 million, primarily related to the prior acquisition of Xircom, Inc. The decrease over the prior year also reflects the overall decrease in new acquisition activity, as prior acquisitions become fully amortized.

Losses on Equity Securities, Interest and Other, and Taxes

Losses on equity securities, net, interest and other, net and taxes for the first half of 2003 and 2002 were as follows:

(In Millions)	YTD 2003	YTD 2002
Losses on equity securities, net	$(185)	$(105)
Interest and other, net	$105	$91
Provision for taxes	$776	$558

Losses on equity securities and certain equity derivatives for the first half of 2003 were $185 million compared to $105 million for the first half of 2002. The net loss for the first half of 2003 was primarily driven by impairment charges on non-marketable equity securities, of approximately $204 million. The losses in the first half of 2002 included impairment charges on non-marketable equity securities of approximately $264 million, partially offset by net gains of approximately $120 million, primarily related to the difference between the cost and the fair market value of formerly restricted non-marketable investments that we designated as trading assets in Q1 2002.

Our effective income tax rate was 30.0% for the first half of 2003, compared to 28.8% for the first half of 2002. The rate for the first half of 2003 is higher than the rate in the prior year due to a higher percentage of profits being expected in higher-tax jurisdictions in 2003 compared to 2002.

Financial Condition

Our financial condition remains strong. At June 28, 2003, cash, short-term investments and fixed income instruments included in trading assets totaled $13.4 billion, up from $12.2 billion at December 28, 2002. At June 28, 2003, total short-term and long-term debt was $1.3 billion and represented 3.7% of stockholders’ equity. At December 28, 2002, total debt of $1.4 billion represented 3.8% of stockholders’ equity.

For the first half of 2003, cash provided by operating activities was $4.4 billion ($3.2 billion for the first half of 2002). Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included an increase in accounts receivable and a decrease in accrued compensation and benefits. Working capital sources of cash included a decrease in inventories and an increase in accrued income taxes payable. Accounts receivable increased over December 2002 levels, primarily due to a higher proportion of sales occurring toward the end of the second quarter, as sales in the fourth quarter tend to be spread more evenly across the three months.  The days’ sales outstanding also increased from December 2002 but decreased slightly compared to the second quarter of 2002. Our three largest customers accounted for approximately 40% of net revenue for the first half of 2003. Additionally, these three largest customers accounted for approximately 40% of net accounts receivable at June 28, 2003. Accrued compensation and benefits decreased during the first six months as we paid year-end bonuses and made the annual cash contributions to our profit sharing plans during the first quarter of 2003.

We used $1.3 billion in net cash for investing activities during the first half of 2003, compared to $3.3 billion during the first half of 2002, as capital expenditures decreased to $1.9 billion in the first half of 2003 from $2.5 billion in the first half of 2002. We continued to invest in capital equipment and construction, primarily for additional microprocessor manufacturing capacity, but at a lower rate than in the same period for the prior year.

We used $2.1 billion in net cash for financing activities in the first half of 2003, compared to $1.9 billion in the first half of 2002. The major financing uses of cash in both periods were for the repurchase of shares and payment of dividends. In the first half of 2003, we purchased 114.4 million shares of common stock for $2.0 billion and paid dividends of $262 million, with similar amounts paid in the same period of the prior year. Debt repayments in 2003 primarily reflected payment of short-term balances related to securities lending transactions. Financing sources of cash during the first half of 2003 were primarily $353 million in proceeds from the sale of shares pursuant to employee stock plans ($411 million during the first half of 2002).

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during the first half of 2003 were approximately $30 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to offer an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, the dividend program and potential future acquisitions or strategic investments.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program currently consists of two plans: one under which officers, key employees and non-employee directors may be granted options to purchase shares of our stock, and a broad-based plan under which options may be granted to all employees other than officers and directors. Substantially all of our employees participate in one of the plans. Options granted by the company expire no later than 10 years from the grant date. During the first half of 2003, options granted to existing and newly hired employees generally vest in increments over four or five years from the date of grant, and certain grants to key employees have delayed vesting generally beginning six years from the date of grant.

We have a goal to keep the potential incremental dilution related to our option program to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options forfeited by employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.

Options granted to employees, including officers, and non-employee directors from 1999 through the first half of 2003 are summarized as follows:

(Shares in Millions)	YTD 2003	2002	2001	2000	1999

Total options granted(1)	95	174	238	163	81
Less options forfeited(1)	(26)	(44)	(47)	(31)	(25)
Net options granted (forfeited)	69	130	191	132	56
Net grants as % of outstanding shares(2)	1.0%	1.9%	2.8%	2.0%	1.2%
Grants to listed officers(3) as % of total options granted	2.7%	1.7%	0.8%	0.4%	0.9%
Grants to listed officers as % of outstanding shares(2)	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers as % of total options outstanding	2.0%	2.1%	2.0%	2.4%	2.9%

(1)Excluding options assumed in connection with acquisitions.

(2)Outstanding shares as of the beginning of each period.

(3)“Listed officers” for 2003 are those listed in our proxy statement dated April 2, 2003, defined as our Chief Executive Officer and each of the four other most highly compensated executive officers. Leslie Vadasz, Executive Vice President and President, Intel Capital, retired effective June 1, 2003. Mr. Vadasz is included as a listed officer, consistent with our proxy statement. Stock option activity through June 28, 2003, including grants, exercises, forfeitures and cancellations, includes Mr. Vadasz’s stock option activity.

Total options granted to the listed officers may not exceed 5% of total options granted in any year in accordance with a policy established by the Compensation Committee of the Board of Directors. For the first half of 2003, options granted to listed officers amounted to 2.7% of the grants made to all employees. In 2003 and 2002, we made grants to key officers, including listed officers, and other senior-level employees in recognition of their future potential in leading the company. All stock option grants are made after a review by, and with the approval of, the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

For additional information regarding stock option plans and plan activity for the first half of 2003 and for 2002, see “Note 3: Employee Stock Options” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report. Information regarding our stock option plans should be read in connection with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our proxy statement dated April 2, 2003.

In-the-money and out-of-the-money(1) option information for total options outstanding as of June 28, 2003 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	221.5	$12.94	231.1	$18.98	452.6	$16.03
Out-of-the-money	96.7	$33.83	333.5	$35.00	430.2	$34.74
Total options outstanding	318.2	$19.29	564.6	$28.45	882.8	$25.15

(1) Out-of-the-money options have an exercise price equal to or above $20.57, the market price of Intel stock at the end of the second quarter of 2003.

Options granted to listed officers as a group for the first half of 2003 were as follows:

Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
				5%	10%

2,550,000	2.7%	$16.42-$18.63	2013	$27,652,811	$70,077,653

(1) Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over a period of 10 years at annualized rates of 5% and 10% from the date of grant. If the stock price does not increase above the exercise price, the realized value from these options would be zero.

Option exercises for the first half of 2003 and option values for listed officers as a group as of June 28, 2003 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at June 28, 2003		Values of Unexercised In-the-Money Options at June 28, 2003(1)
		Exercisable	Unexercisable	Exercisable	Unexercisable

1,924,416	$26,673,862	8,526,157	9,474,854	$62,751,632	$14,400,404

(1)  These amounts represent the difference between the exercise price and $20.57, the market price of Intel stock at the end of the second quarter of 2003, for all in-the-money options held by the listed officers.

Information as of June 28, 2003 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options		(B) Weighted-Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (A))
Equity compensation plans approved by stockholders	182.3		$15.68	243.2	(1)
Equity compensation plans not approved by stockholders	688.3		$27.81	706.5	(2)
Total	870.6	(3)	$25.27	949.7

(1)Includes 145.7 million shares available for future issuance under our 1984 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 97.5 million shares available under our 1976 Employee Stock Participation Plan.

(2) Shares available under our 1997 Stock Option Plan, used for grants to employees other than officers and directors. The Board of Directors has adopted a policy that any new option plans, and any material amendments to existing plans, will be submitted for stockholder approval.

(3) Total excludes 12.2 million shares issuable under outstanding options, with a weighted average exercise price of $16.21, originally granted under plans we assumed in connection with acquisitions. We do not intend to grant any further options under these plans.

Outlook

Although uncertainty in global economic conditions continues to make it difficult to predict product demand, we believe we are seeing a return to more normal seasonal patterns. For the third quarter of 2003, we expect revenue to be between $6.9 billion and $7.5 billion, compared to second quarter revenue of $6.8 billion. The midpoint of this range would be up approximately 6% compared to the second quarter of 2003, consistent with seasonal patterns. In the previous five years, revenue growth in the third quarter has ranged from 3% to 14% and averaged 7%. The midpoint of our range, $7.2 billion, would represent year on year growth of 11%, largely related to our Intel Architecture business. Demand for our flash memory products remains uncertain in the highly competitive cellular handset market segment. Revenue growth for WCCG is largely dependent on the trend toward higher density flash memory products and continued end-user adoption of new leading-edge cellular handsets. The outlook for the telecommunications industry continues to be weak. In this environment, revenue growth for ICG is largely dependent on our securing design wins for new products, and OEMs taking these product designs to production.

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

We expect the gross margin percentage in the third quarter of 2003 to be approximately 54%, plus or minus a couple of points, as compared to 50.9% in the second quarter. The midpoint of this range represents an increase due to a combination of factors, primarily driven by higher revenue, as we spread our fixed costs over more units, lower startup costs in the third quarter, and lower unit costs. For the full year of 2003, our gross margin is expected to be 54%, plus or minus a few points. Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices, as well as the mix of types and speeds of processors sold, and the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at our factories, timing and execution of the manufacturing ramp, including the ramp of the 90-nanometer process technology on 300mm wafers, excess of manufacturing capacity, the reusability of factory equipment, impairment of manufacturing assets, excess inventory, inventory obsolescence and variations in inventory valuation.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be between $3.5 billion and $3.9 billion in 2003, down from $4.7 billion in 2002. The reduction is primarily the result of expected improvements in capital efficiency, with an increase in effective manufacturing capacity as we transition to the larger, 300mm wafer manufacturing process, and the timing of manufacturing process technology cycles. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected and manufacturing capacity would be under-utilized and the rate of capital spending could be further reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand when economic conditions improve.

We expect depreciation expense to be approximately $1.2 billion for the third quarter of 2003 and $4.7 billion for the full year 2003, down from our previous expectation of $4.8 billion.

Spending on research and development, plus marketing, general and administrative expenses in the third quarter of 2003 is expected to be approximately $2.2 billion, slightly higher than the second quarter. Expenses, particularly certain marketing and compensation-related expenses, may vary from this expectation, depending in part on the level of revenue and profits.

Research and development spending is expected to be approximately $4.2 billion in 2003, higher than the previous expectation of $4.0 billion. The increase is primarily due to the shift in spending from cost of sales to research and development as the development team transitions from working on the 90-nanometer manufacturing process technology to developing the 65-nanometer technology.

Based on acquisitions completed through August 1, 2003, we expect amortization of acquisition-related intangibles and costs to be approximately $70 million in the third quarter and $300 million for the full year 2003.

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

We expect losses from equity securities and interest and other for the third quarter of 2003 to be a net loss of $25 million. This is primarily due to an expected net loss on equity securities and associated equity derivatives of approximately $60 million, primarily as a result of impairment charges on private equity investments, offset by expected net interest income. Our expectations for impairment charges in the third quarter are based on our experience and it is not possible to know at the present time which specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other assume no unanticipated events and vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances, and changes in the fair value of derivative instruments.

At June 28, 2003, we held non-marketable equity securities with a carrying value of $602 million. Our ability to recover our investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired.

We currently expect our effective tax rate to be approximately 24% for the third quarter of 2003 and approximately 30.5% for the fourth quarter of 2003. The lower rate for the third quarter as compared to the second and fourth quarters is due to an expected tax benefit related to a divestiture which closed in July. The estimated effective tax rates are based on current tax law and the current expected income, may be affected by the closing of acquisitions or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets, and assume the company continues to receive the tax benefit for export sales (see “Note 17: Contingencies” in Notes to Consolidated Condensed Financial Statements).

We are currently a party to various legal proceedings and claims, including claims related to taxes. Management does not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional taxes owed or, in cases where injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

We operate globally with sales offices and research and development activities as well as manufacturing and assembly and test in many countries; and so we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations, tariff, import and other related restrictions and regulations. If terrorist activity, armed conflict, civil or military unrest or political instability occurs in the United States, Israel or other locations, such events may disrupt logistics, security and communications, and could also result in reduced demand for Intel’s products. The impacts of major health concerns, such as the SARS illness, could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

Our future results of operations and the other forward-looking statements contained in this “Outlook” section, and in our “Strategy” and “Critical Accounting Estimates” sections, involve a number of risks and uncertainties—in particular the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Revenue and gross margin could also be affected by competitive factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors, pricing pressures and other competitive factors, as well as market acceptance of new products in specific market segments and the availability of sufficient inventory to meet demand. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as the timing of new product introductions, sustaining and growing new businesses and integrating and operating any acquired businesses. Our results could also be affected by adverse affects associated with product defects and errata (deviations from published specifications) and by litigation involving intellectual property, stockholder, consumer and other issues.

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

We intend to publish a Mid-Quarter Business Update on September 4, 2003. From the close of business on August 29, 2003 until publication of the Update, we will observe a “Quiet Period” during which the Outlook and our filings with the SEC on Forms 10-K and 10-Q should be considered historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment on the Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Business Update and our SEC filings will begin at the close of business on September 12, 2003 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for October 14, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates, non-U.S. currency exchange rates and equity market prices in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2002.

An adverse movement of equity market prices would have an impact on our strategic investments in non-marketable equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At June 28, 2003, our strategic investments in non-marketable equity securities had a carrying amount of $602 million, excluding equity derivatives that are subject to mark-to-market requirements.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (Commission) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included in our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement the disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because Item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

From the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Tax Matters

On August 4, 2003, in connection with the Internal Revenue Service’s (IRS) regular examination of Intel’s tax returns for the years 1999 and 2000, we received notices of proposed adjustment relating to the tax benefit for export sales taken by the company. If the IRS ultimately prevails, the company’s federal income tax liability for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

The company disputes the proposed adjustments and intends to pursue this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. In the event of an unfavorable resolution, there exists the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved.

Legal Proceedings

Intel currently is a party to various legal proceedings, including those noted below. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, or future periods.

Broadcom Corporation v. Intel Corporation

U.S. District Court, Eastern District of Texas

In November 2001, Broadcom Corporation filed suit against Intel in the U.S. District Court for the Eastern District of Texas. The complaint alleged that certain Intel chipsets with integrated graphics infringe two Broadcom patents. A third patent relating to networking was dismissed from the case. The court granted Intel’s motion to add counterclaims based on three related patents against Broadcom. In July 2003, the court granted various motions, including Intel’s motions for summary judgment of non-infringement on both remaining Broadcom patents. In light of the court’s granting of the motions, the parties have entered into an agreement pursuant to which they have jointly sought the dismissal of this case. The settlement is not expected to have a material impact on the company’s results of operations or financial condition.

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

In October 2002, the Texas court ruled that Intel infringed both patents at issue in that case and the Texas court has declined to reconsider its decision. Pursuant to the settlement agreement, Intel paid Intergraph $150 million. Intel has appealed the trial court’s decision, and if Intel prevails on appeal, no further payments will be due to Intergraph under the settlement agreement. However, if Intergraph prevails on either patent, the settlement agreement provides that Intel must pay Intergraph an additional $100 million and will receive a license for the patents at issue in the case.

Edward Harris, et al v. Intel Corporation, et al
U.S. District Court, Northern California

In May 2000, various plaintiffs filed a class action lawsuit in the U.S. District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 and the U.S. Securities and Exchange Commission Rule 14d-10 in connection with Intel’s acquisition of DSP Communications, Inc. The complaint alleged that Intel and CWC (Intel’s wholly owned subsidiary at the time) agreed to pay certain DSP executives additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders’ endorsement of Intel’s tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs sought unspecified damages for the class, and unspecified costs and expenses. In July 2002, the District Court granted Intel’s motion for summary judgment, but in October 2002, the District Court vacated the summary judgment. In January 2003, the parties reached a settlement agreement, which was reviewed and approved by the court in June 2003. The settlement did not have a material impact on the company’s results of operations or financial condition.

In re Intel Corporation Securities Litigation (Consolidated), U.S. Dist. Ct., Northern Calif.
Dr. Jayant S. Patel, et al. v. Gordon Moore, et al., Calif. Superior Ct., Santa Clara County
Howard Lasker, et al. v. Gordon Moore, et al., Del. Chancery Ct., New Castle County

In 2001, various plaintiffs filed five class action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. These complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The lawsuit alleged that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In July 2003, the court granted Intel’s motion to dismiss the plaintiff’s second amended complaint in its entirety with prejudice.

In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. The plaintiffs in the California action filed the original and two successive amended complaints, and the California Superior Court sustained Intel’s demurrers on each of these complaints. Following the court’s dismissal without prejudice of these complaints, the plaintiffs notified the court and Intel in June 2003 that they would not file a fourth complaint and they signed a stipulation withdrawing their lawsuit with prejudice, which the court approved. The Delaware action remains pending and the complaint in that action seeks unspecified damages. The company disputes the plaintiffs’ claims in the Delaware action and intends to defend the lawsuit vigorously.

Deanna Neubauer et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.,
Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett Packard Co., HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel® Pentium 4® processor are less powerful and slower than systems using the Intel® Pentium® III processor and a competitor’s processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, and attorney’s fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intel Corporation’s Annual Stockholders’ Meeting on May 21, 2003, stockholders elected each of the director nominees, but did not approve the stockholder proposal on expensing of stock options.

	Number of Shares
	Voted For	Withheld
1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

C. Barrett	5,490,799,060	125,338,669

J. Browne	5,461,179,048	154,958,681

W. Chen	5,463,995,977	152,141,752

A. Grove	5,528,110,572	88,027,157

J. Guzy	5,458,765,404	157,372,325

R. Hundt	5,525,129,508	91,008,221

P. Otellini	5,526,773,535	89,364,194

D. Pottruck	5,490,113,294	126,024,435

J. Shaw	5,462,907,024	153,230,705

D. Yoffie	5,526,868,167	89,269,562

C. Young	5,522,421,032	93,716,697

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non- Votes
2. To approve a non-binding proposal for the company to expense stock options in the income statement. *	1,875,086,845	1,913,677,878	154,355,059	1,673,017,947

* Pursuant to Section 216 of the Delaware General Corporation Law, the affirmative vote of the majority of the votes cast was required to pass this resolution. A total of 3,943,119,782 votes, 60.32% of the total shares outstanding, were cast on this proposal. 1,673,017,947 fewer shares voted on Proposal 2 than voted on Proposal 1, the election of directors. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposal 2, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 5.                                                     OTHER INFORMATION

1.               On July 23, 2003, the Board of Directors approved an amendment to Intel’s bylaws to increase the number of authorized directors from 11 to 12.  This increase created a vacancy which was filled by the Board’s appointment of John L. Thornton to the Board of Directors on July 23, 2003.  The Board’s action in amending the Bylaws also provides that the number of authorized directors will decrease back to 11 when Charles E. Young reaches the mandatory retirement age for directors in May 2004.

2.               The Audit Committee of the Board of Directors has decided to continue the engagement of Ernst & Young LLP as Intel’s independent auditors. This decision by the Committee is the conclusion of the review process more fully described in the company’s Proxy Statement dated April 2, 2003. The Committee undertook an extensive review, which involved consideration of all of the Big Four accounting firms as candidates for selection as independent auditor.

Intel, the Intel Logo, Intel Inside, Celeron, Intel Centrino, Intel NetBurst, Intel Xeon, Intel XScale, Intel StrataFlash, Itanium and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. *Other names and brands may be claimed as the property of others.

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

1.

On April 15, 2003, Intel furnished a report on Form 8-K relating to its financial information for the quarter ended March 28, 2002 and forward-looking statements relating to 2003 and the second quarter of 2003, as presented in a press release of April 15, 2003.

2.

On June 5, 2003, Intel furnished a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2003 and the second quarter of 2003, as presented in a press release of June 5, 2003.

Signatures and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and certain certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

The certifications include references to an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” and its “internal control over financial reporting.” Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the certification), and contains additional information concerning disclosures to the company’s Audit Committee and independent auditors with regard to deficiencies in internal control over financial reporting and fraud and related matters (Items 5 and 6 of the certifications).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date: August 5, 2003	By:	/s/ Andy D. Bryant
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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: August 5, 2003	By:	/s/ Craig R. Barrett
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

Date: August 5, 2003	By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President, Chief Financial Officer and Principal Accounting Officer