Form 10-Q
period 2003-09-27
INTEL CORP
filed 2003-11-05
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 24, 2003
Common stock, $0.001 par value	6,532 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net revenue	$7,833	$6,504	$21,400	$19,604
Cost of sales	3,275	3,331	9,862	9,982

Gross margin	4,558	3,173	11,538	9,622

Research and development	1,135	1,006	3,183	3,012
Marketing, general and administrative	1,046	1,095	3,143	3,230
Amortization and impairment of acquisition-related intangibles and costs	68	102	236	442
Purchased in-process research and development	5	6	5	20

Operating expenses	2,254	2,209	6,567	6,704

Operating income	2,304	964	4,971	2,918
Losses on equity securities, net	(63)	(96)	(248)	(201)
Interest and other, net	34	49	139	140

Income before taxes	2,275	917	4,862	2,857

Provision for taxes	618	231	1,394	789

Net income	$1,657	$686	$3,468	$2,068

Basic earnings per common share	$0.25	$0.10	$0.53	$0.31

Diluted earnings per common share	$0.25	$0.10	$0.53	$0.30

Cash dividends declared per common share	$0.04	$0.04	$0.08	$0.08

Weighted average common shares outstanding	6,517	6,646	6,532	6,669

Weighted average common shares outstanding, assuming dilution	6,625	6,712	6,605	6,792

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Sept. 27, 2003	Dec. 28, 2002
Assets
Current assets:
Cash and cash equivalents	$9,406	$7,404
Short-term investments	3,632	3,382
Trading assets	2,402	1,801
Accounts receivable, net	3,290	2,574
Inventories	2,225	2,276
Deferred tax assets	1,058	1,136
Other current assets	325	352

Total current assets	22,338	18,925

Property, plant and equipment, net of accumulated depreciation of $21,512 ($19,065 at December 28, 2002)	17,220	17,847
Marketable strategic equity securities	561	56
Other long-term investments	1,134	1,178
Goodwill	4,317	4,330
Other assets	1,433	1,888

Total assets	$47,003	$44,224

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$352	$436
Accounts payable	1,657	1,543
Accrued compensation and benefits	1,225	1,287
Accrued advertising	671	622
Deferred income on shipments to distributors	696	475
Other accrued liabilities	1,198	1,075
Income taxes payable	1,470	1,157

Total current liabilities	7,269	6,595

Long-term debt	882	929
Deferred tax liabilities	1,491	1,232
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value	7,154	7,641
Acquisition-related unearned stock compensation	(28)	(63)
Accumulated other comprehensive income	111	43
Retained earnings	30,124	27,847

Total stockholders’ equity	37,361	35,468

Total liabilities and stockholders’ equity	$47,003	$44,224

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Sept. 27, 2003	Sept. 28, 2002
Cash and cash equivalents, beginning of period	$7,404	$7,970

Cash flows provided by (used for) operating activities:
Net income	3,468	2,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,474	3,432
Amortization and impairment of intangibles and other acquisition-related costs	326	526
Purchased in-process research and development	5	20
Losses on equity securities, net	248	201
Net loss on retirements and impairments of property, plant and equipment	153	220
Deferred taxes	297	224
Tax benefit from employee stock plans	147	263
Changes in assets and liabilities:
Trading assets	(426)	(335)
Accounts receivable	(760)	(482)
Inventories	50	(228)
Accounts payable	113	(148)
Accrued compensation and benefits	(58)	(147)
Income taxes payable	438	(46)
Other assets and liabilities	72	40

Total adjustments	4,079	3,540

Net cash provided by operating activities	7,547	5,608

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,949)	(3,500)
Acquisitions, net of cash acquired	(21)	(57)
Purchases of available-for-sale investments	(6,600)	(4,619)
Maturities and sales of available-for-sale investments	6,006	4,383
Other investing activities	(84)	(165)

Net cash used for investing activities	(3,648)	(3,958)

Cash flows provided by (used for) financing activities:
Decrease in short-term debt, net	(123)	(180)
Repayments of debt	(84)	(3)
Additions to long-term debt	—	35
Proceeds from sales of shares through employee stock plans and other	712	615
Repurchase and retirement of common stock	(2,009)	(3,008)
Payment of dividends to stockholders	(393)	(401)

Net cash used for financing activities	(1,897)	(2,942)

Net increase (decrease) in cash and cash equivalents	2,002	(1,292)

Cash and cash equivalents, end of period	$9,406	$6,678

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17	$38
Income taxes	$634	$301

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited

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

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 28, 2002. Amounts for prior periods have been reclassified to conform to the current presentation.

Note 2:  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 27, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

For the promotion of strategic business objectives, Intel invests in and enters into arrangements with entities which may be VIEs. Intel is currently performing a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether Intel is the primary beneficiary of any of the related entities. The review has not identified any entity that would require consolidation as of the third quarter of 2003. Intel expects to complete the review during the fourth quarter of 2003. Provided that Intel is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a VIE is generally limited to the carrying amount of the investment in the entity.

Note 3:  Employee Stock Benefit Plans

The company has a stock option plan under which officers, key employees and non-employee directors may be granted options to purchase shares of the company’s authorized but unissued common stock. The company also has a broad-based stock option plan under which stock options may be granted to all employees other than officers and directors. As of September 27, 2003, substantially all of the company’s employees were participating in one of the stock option plans. The company’s Executive Long-Term Stock Option Plan, under which certain key employees, including officers, were granted stock options, terminated in 1998. No further grants may be made under this plan, although some options granted prior to the termination remain outstanding. Under all of the plans, the option exercise price is equal to the fair market value of Intel common stock at the date of grant. In prior years, Intel also assumed the stock option plans and the outstanding options of certain acquired companies. No additional stock grants will be made under these assumed plans. Options granted by Intel expire no later than 10 years from the grant date. Currently, options granted to existing and newly hired employees generally vest in increments over four or five years from the date of grant, and certain grants to key employees have delayed vesting

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

generally beginning six years from the date of grant. In addition to the stock option plans, the company also has a Stock Participation Plan, under which eligible employees may purchase shares of Intel’s common stock at 85% of fair market value at specific, predetermined dates.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. Intel continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

Because the exercise price of all options granted under these stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan, collectively called “options.” For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended		Nine Months Ended
(In Millions—Except Per Share Amounts)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net income, as reported	$1,657	$686	$3,468	$2,068
Less: Total stock-based employee compensation expense determined under the fair value method for all options, net of tax	298	274	886	870

Pro-forma net income	$1,359	$412	$2,582	$1,198

Reported basic earnings per common share	$0.25	$0.10	$0.53	$0.31

Reported diluted earnings per common share	$0.25	$0.10	$0.53	$0.30

Pro-forma basic earnings per common share	$0.21	$0.06	$0.40	$0.18

Pro-forma diluted earnings per common share	$0.21	$0.06	$0.40	$0.18

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

The weighted average estimated value of employee stock options granted during the third quarter of 2003 was $10.70 ($8.63 for the third quarter of 2002), and $8.13 for the first nine months of 2003 ($14.30 for the first nine months of 2002). The values were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Expected life (in years)	4.5	6.0	4.2	6.0
Risk free interest rate	2.7%	3.7%	2.1%	3.7%
Volatility	.53	.49	.55	.49
Dividend yield	.3%	.3%	.4%	.3%

An analysis of historical information is used to determine the assumptions used, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The expected life for options granted in the first nine months of 2003 reflects options granted to existing employees that now generally vest ratably over four years from the date of grant. Options granted to existing employees during the first nine months of 2002 generally vest five years from the date of grant.

Under the Stock Participation Plan, rights to purchase shares are only granted during the first and third quarter of each year. The estimated value of shares granted under the Stock Participation Plan during the third quarter of 2003 was $6.94 ($5.59 during the third quarter of 2002). The estimated weighted average value of shares granted under the Stock Participation Plan during the first nine months of 2003 was $5.60 ($7.26 during the first nine months of 2002). The values of shares granted during the three and nine months ended September 27, 2003 and September 28, 2002 were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Expected life (in years)	.5	.5	.5	.5
Risk free interest rate	1.0%	1.8%	1.1%	1.8%
Volatility	.45	.50	.51	.50
Dividend yield	.3%	.3%	.4%	.3%

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Additional information with respect to stock option plan activity is as follows:

(Shares in Millions)	Shares Available for Options	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
December 29, 2001	1,054.6	768.5	$25.33
Supplemental grant	(118.1)	118.1	$20.23
Other grants	(55.5)	55.5	$25.43
Exercises	—	(51.4)	$6.79
Cancellations	40.8	(45.3)	$33.56

December 28, 2002	921.8	845.4	$25.31
Grants	(96.7)	96.7	$18.64
Exercises	—	(46.4)	$8.28
Cancellations	35.1	(36.4)	$30.16

September 27, 2003	860.2	859.3	$25.27

Under the Stock Participation Plan, 85.9 million shares remained available for issuance at September 27, 2003 out of 944 million shares authorized. Employees purchased 23.8 million shares for $328 million in the first nine months of 2003 (17.0 million shares for $338 million in the first nine months of 2002). The next scheduled purchase under the Stock Participation Plan is in the first quarter of 2004.

Note 4:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Weighted average common shares outstanding	6,517	6,646	6,532	6,669
Dilutive effect of employee stock options	108	66	73	123

Weighted average common shares outstanding, assuming dilution	6,625	6,712	6,605	6,792

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the third quarter of 2003, approximately 274 million of the company’s stock options outstanding (506 million for the first nine months of 2003) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options. For the third quarter of 2002, 535 million of the company’s stock options outstanding (312 million for the first nine months of 2002) were excluded from the calculation.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 5:  Common Stock Repurchase Program

During the first nine months of 2003, the company repurchased 114.4 million shares of common stock under the company’s authorized repurchase program at a cost of $2.0 billion. During the first nine months of 2002, the company repurchased 124.7 million shares of common stock under the company’s authorized repurchase program at a cost of $3.0 billion. There were no repurchases of common stock during the third quarter of 2003 (56.6 million shares for $1.0 billion during the third quarter of 2002). Since the program began in 1990, the company has repurchased and retired approximately 1.8 billion shares at a cost of approximately $32 billion. As of September 27, 2003, approximately 475 million shares remained available for repurchase under the existing repurchase authorization.

Note 6:  Trading Assets

Trading assets at the end of each period were as follows:

(In Millions)	Sept. 27, 2003	Dec. 28, 2002
Fixed income instruments	$ 2,118	$ 1,460
Equity securities	—	98
Equity securities offsetting deferred compensation	284	243

Total	$ 2,402	$ 1,801

Note 7:  Inventories

Inventories at the end of each period were as follows:

(In Millions)	Sept. 27, 2003	Dec. 28, 2002
Raw materials	$ 273	$ 223
Work in process	1,247	1,365
Finished goods	705	688

Total	$ 2,225	$ 2,276

Note 8:  Losses on Equity Securities, Net

Net losses on investments in equity securities and certain equity derivatives were $63 million for the third quarter of 2003 and $248 million for the first nine months of 2003 ($96 million for the third quarter of 2002 and $201 million for the first nine months of 2002). These losses included impairments of non-marketable equity securities of approximately $92 million for the third quarter of 2003 and $296 million for the first nine months of 2003 ($83 million for the third quarter of 2002 and $347 million for the first nine months of 2002).

Note 9:  Interest and Other, Net

Interest and other, net included:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Interest income	$47	$69	$182	$229
Interest expense	(12)	(18)	(44)	(67)
Other, net	(1)	(2)	1	(22)

Total	$34	$49	$139	$140

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 10:  Goodwill

Goodwill by operating segment was as follows:

(In Millions)	Intel Communications Group	Wireless Communications and Computing Group	Intel Architecture Business	All Other	Total
December 28, 2002	$3,644	$611	$69	$6	$4,330
Additions	3	—	—	—	3
Other adjustments	(8)	—	(2)	(6)	(16)

September 27, 2003	$3,639	$611	$67	$—	$4,317

During the first nine months of 2003, the company recognized $3 million in goodwill in conjunction with an acquisition completed during the third quarter of 2003. During the second quarter of 2003, the goodwill related to one of the company’s small seed businesses, included in the “all other” category, was impaired and the charge was included in marketing, general and administrative expenses in the consolidated statement of income. Seed businesses are businesses that support the company’s strategic initiatives. Also, goodwill in the Intel Communications Group (ICG) operating segment decreased primarily as a result of a small divestiture in the second quarter of 2003.

Note 11:  Identified Intangible Assets

During the first nine months of 2003, the company purchased $82 million in intellectual property assets with a weighted average amortization period of approximately five years. During the first nine months of 2003, the company also acquired $14 million in developed technology, with an amortization period of four years, in conjunction with an acquisition completed during the third quarter of 2003. Identified intangible assets as of September 27, 2003 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$994	$(732)	$262
Other acquisition-related intangibles	54	(43)	11
Intellectual property assets	590	(184)	406

Total identified intangible assets	$1,638	$(959)	$679

Identified intangible assets as of December 28, 2002 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$1,125	$(727)	$398
Other acquisition-related intangibles	74	(52)	22
Intellectual property assets	750	(336)	414

Total identified intangible assets	$1,949	$(1,115)	$834

Other acquisition-related intangibles include items such as trademarks and customer lists. Intellectual property assets primarily represent rights acquired under technology licenses. Identified intangible assets are classified within other assets on the balance sheet.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

All of the company’s identified intangible assets are subject to amortization. Amortization of acquisition-related intangibles and costs included the following:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Amortization of acquisition-related intangibles	$46	$58	$158	$188
Impairment of acquisition-related intangibles	—	—	—	112
Amortization of acquisition-related unearned stock compensation	9	20	31	74
Other acquisition-related costs	13	24	47	68

Total	$68	$102	$236	$442

No intangible assets were impaired during the first nine months of 2003. The impairment of acquisition-related intangibles in the first nine months of 2002 consisted of developed technology and other acquisition-related intangibles, primarily related to the previous acquisitions of Xircom, Inc. and Trillium Digital Systems, Inc. The impaired Xircom developed technology primarily related to PC Ethernet cards, whose forecasted revenues declined significantly as the market moved to LAN-on-motherboard technology. The impairment of the Trillium developed technology related primarily to a change in the product roadmap for telephony operating-systems software that resulted in a significant decline in forecasted revenues for that technology. The amount of the impairment was determined using a fair-value approach based on discounted future cash flows. Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation to employees related to previous acquisitions. The compensation is being recognized over the period earned.

Amortization of intellectual property assets was $26 million for the third quarter of 2003 and $90 million for the first nine months of 2003 ($30 million for the third quarter of 2002 and $84 million for the first nine months of 2002).

Based on identified intangible assets recorded at September 27, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2003	2004	2005	2006	2007
Acquisition-related intangibles	$200	$123	$85	$21	$2
Intellectual property assets	$118	$101	$84	$70	$38

Note 12:  Acquisitions and Divestitures

During the third quarter of 2003, the company completed an acquisition in exchange for total cash consideration of approximately $21 million. The acquisition is included within the results of operations of ICG from the date of acquisition.

During the first nine months of 2003, the company recognized tax benefits of $138 million related to divestitures. Approximately $125 million was recognized in the third quarter of 2003 related to the sale of a wireless WAN business, through the sale of the stock of Xircom. These operations were not considered integral to Intel’s core product offerings.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 13:  Acquisition-Related Unearned Stock Compensation

Acquisition-related unearned stock compensation includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of selected employee stockholders, and/or the completion of specified milestones. The unearned stock-based compensation also includes the intrinsic value of stock options assumed in acquisitions that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs. Amortization of unearned stock compensation was $9 million for the third quarter of 2003 and $31 million for the first nine months of 2003 ($20 million for the third quarter of 2002 and $74 million for the first nine months of 2002) related to acquisitions made in prior periods.

Note 14:  Debt

In September 2003, the company redeemed bonds with a principal amount of $80 million. The bonds were issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (the Authority) and the company had guaranteed payment of principal and interest. In October 2003, the company notified the bond trustee and the Authority of the company’s intent to redeem the remaining bonds with a principal amount of $30 million in December. The remaining outstanding bonds were classified as short-term debt as of September 27, 2003.

The company’s zero coupon senior exchangeable notes (Intel notes), with a total carrying amount of $121 million as of September 27, 2003, are classified as short-term debt. The Intel notes are redeemable by Intel, provided specified market price criteria are met, through their maturity on February 1, 2004. The note holders have the right to exchange their Intel notes for Samsung Electronics Co., Ltd. convertible notes owned by Intel. The Intel note holders may exercise their exchange option on the Intel notes any time prior to January 12, 2004.

Note 15:  Product Warranty

The company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. The company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the third quarter and first nine months of 2003 and 2002. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual for unidentified issues based on historical activity and the related expense were not significant as of and for the third quarter and first nine months of 2003 and 2002.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 16:  Comprehensive Income

The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net income	$1,657	$686	$3,468	$2,068
Change in net unrealized gain on available-for-sale investments	31	(4)	42	(28)
Change in net unrealized gain on derivatives	15	8	26	25

	$1,703	$690	$3,536	$2,065

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	Sept. 27, 2003	Dec. 28, 2002
Accumulated net unrealized gain on available-for-sale investments	$55	$13
Accumulated net unrealized gain on derivatives	62	36
Accumulated minimum pension liability	(6)	(6)

Total accumulated other comprehensive income	$111	$43

Note 17:  Impairment of Long-Lived Assets

As of June 28, 2003, the company had substantially completed the wind down of its Intel® Online Services Web hosting business. The company has recognized a related $131 million in pre-tax charges to cost of sales, of which $106 million was recorded in the second quarter of 2002 and the remainder was recorded in the first half of 2003 due to an increase in the estimate of assets that will no longer be utilized. Approximately $123 million of the charges related to the impairment of the Web hosting business assets, including leasehold improvements and server equipment. The amount of the impairment was determined based on discounted future cash flows and comparable market prices. The remaining $8 million represented the accrual of lease and other exit-related costs. These charges were reflected in the “all other” category for segment reporting purposes. For both 2003 and 2002, the operating results of this business were not significant to the results of the company.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 18:  Contingencies

Tax Matters

In August 2003, in connection with the Internal Revenue Service’s (IRS) regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments to the amounts reflected by Intel on these returns as a tax benefit for its export sales. If the IRS issues formal assessments consistent with the notices and ultimately prevails in its position, Intel’s federal income tax due for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

Intel disputes the proposed adjustments and intends to pursue this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. In the event of an unfavorable resolution, there exists the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

Legal Proceedings

In November 2001, Broadcom Corporation filed suit against Intel in the U.S. District Court for the Eastern District of Texas. The complaint alleged that certain Intel chipsets with integrated graphics infringe two Broadcom patents. A third patent relating to networking was dismissed from the case. The court granted Intel’s motion to add counterclaims based on three related patents against Broadcom. In July 2003, the court granted various motions, including Intel’s motions for summary judgment of non-infringement on both remaining Broadcom patents. In light of the court’s granting of the motions, the parties have entered into an agreement pursuant to which the case has been dismissed. The settlement did not have a material impact on the company’s results of operations or financial condition.

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

In May 2000, various plaintiffs filed a class action lawsuit in the U.S. District Court for the Northern District of California, alleging violations of the Securities Exchange Act of 1934 (Exchange Act) and Rule 14d-10 of the Exchange Act in connection with Intel’s acquisition of DSP Communications, Inc. The complaint alleged that Intel and CWC (Intel’s wholly owned subsidiary at the time) agreed to pay certain DSP executives additional consideration of $15.6 million not offered or paid to other stockholders. The alleged purpose of this payment to the insiders was to obtain DSP insiders’ endorsement of Intel’s tender offer in violation of the anti-discrimination provision of Section 14(d)(7) and Rule 14d-10. The plaintiffs sought unspecified damages for the class, and unspecified costs and expenses. In July 2002, the District Court granted Intel’s motion for summary judgment, but in October 2002, the District Court vacated the summary judgment. In January 2003, the parties reached a settlement agreement, which was reviewed and approved by the court in June 2003. The settlement did not have a material impact on the company’s results of operations or financial condition.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

In September 2001, VIA Technologies, Inc. and Centaur Technology, Inc. sued Intel in the U.S. District Court for the Western District of Texas, alleging that the Intel® Pentium® 4 processor infringes a VIA microprocessor-related patent. In October 2001, Intel filed counterclaims against VIA, asserting that VIA’s C3* microprocessors infringe Intel patents. In January 2002, VIA amended its complaint to allege that Intel’s Pentium® II, Pentium®III, Celeron® and Pentium 4 processors infringe another patent. In August 2002, Intel added an additional claim that VIA’s C3 microprocessors infringe an additional Intel patent, and VIA added an additional claim that Intel’s Pentium III and Pentium 4 processors infringe another VIA patent. In April 2003, the parties entered into a settlement agreement, pursuant to which they agreed to dismiss with prejudice the claims and counterclaims in this lawsuit, and to dismiss all other pending legal claims between them in all jurisdictions. The confidential settlement agreement includes a patent cross-license agreement covering certain of each company’s products, subject to certain terms and limitations. The settlement agreement did not have a material impact on the company’s results of operations or financial condition.

In 2001, various plaintiffs filed five class action lawsuits against Intel alleging violations of the Exchange Act. These complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The lawsuit alleged that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In July 2003, the court granted Intel’s motion to dismiss the plaintiff’s second amended complaint in its entirety with prejudice and the plaintiffs did not appeal the court’s dismissal of the case. In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. Following the California Superior Court’s dismissal of the plaintiffs’ complaints, the plaintiffs signed a stipulation withdrawing their lawsuit with prejudice, which the court approved. The Delaware action remains pending and the complaint in that action seeks unspecified damages. The company disputes the plaintiffs’ claims in the Delaware action and intends to defend the lawsuit vigorously.

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

The company is currently a party to various claims and legal proceedings, including those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the company’s financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 19:  Operating Segment Information

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

The Intel Architecture operating segment’s products include microprocessors and related chipsets and motherboards. The Wireless Communications and Computing Group’s products include flash memory, application processors, and cellular baseband chipsets for cellular handsets and handheld devices. The Intel Communications Group’s products include wired and wireless Ethernet connectivity products, network processing components, embedded control chips, microcontrollers and optical products.

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

The “all other” category includes acquisition-related costs, including amortization and impairment of acquisition-related intangibles and in-process research and development. “All other” includes the results of operations of seed businesses that support the company’s initiatives and the results of the Web hosting business, including the charges related to winding down this business. “All other” also includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Intel Architecture Business
Net revenue	$6,838	$5,407	$18,431	$16,388
Operating income	$2,915	$1,414	$6,681	$4,594

Wireless Communications and Computing Group
Net revenue	$450	$586	$1,388	$1,577
Operating loss	$(124)	$(30)	$(341)	$(196)

Intel Communications Group
Net revenue	$544	$482	$1,555	$1,536
Operating loss	$(94)	$(177)	$(377)	$(454)

All Other
Net revenue	$1	$29	$26	$103
Operating loss	$(393)	$(243)	$(992)	$(1,026)

Total
Net revenue	$7,833	$6,504	$21,400	$19,604
Operating income	$2,304	$964	$4,971	$2,918

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The “Strategy,” “Critical Accounting Estimates” and “Outlook” sections contain a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially based on a variety of factors, including those discussed below under “Outlook.” These statements do not reflect the potential impact of any mergers, acquisitions, divestitures or other business combinations that had not closed as of October 31, 2003.

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

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products offering improved performance at lower prices. As part of our overall strategy, we compete vigorously in each relevant market segment using our core competencies, as well as our global presence and brand recognition. We also strategically invest through our Intel Capital program to create new business opportunities and expand markets for our products. Our competition comes from established businesses as well as new entrants to the marketplace. With the trend toward convergence in computing and communications products, product offerings will likely cross over multiple categories, offering us new opportunities, but also resulting in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. Because some of our competitors already have established products and product designs, it is inherently difficult for us to compete against them. In addition, certain market segments in which we compete, such as networking and telecommunications products, have experienced an overall economic decline, increasing the degree of competition for the remaining business within these market segments. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products and to be competitive within each relevant market segment.

We plan to cultivate new businesses and work with the computing and communications industry through standards bodies, trade associations, original equipment manufacturers (OEMs) and independent software vendors, to align the industry to offer products that take advantage of convergence. These efforts include helping to create the infrastructure for wireless network connectivity, and working with the industry to develop compelling software applications and operating systems, to take advantage of our microprocessors, chipsets and other next-generation semiconductor devices with higher performance or advanced features, including advanced technology capabilities integrated at the silicon level.

Intel Architecture Business

The Intel Architecture business supports the desktop, mobile and enterprise platforms. For the desktop platform, our strategy is to introduce microprocessors and chipsets with ever-higher performance and advanced technology features, tailored for the different market segments of the worldwide computing market, using a tiered branding approach. For the mobile platform, our strategy is to deliver products optimized for the four mobility vectors: performance, battery life, form factor and wireless connectivity. The desktop and mobile platforms are based on the IA-32 architecture. Our strategy for the enterprise platform is to provide high-performance processors and the best price for performance across the entire range of server and workstation market segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the desktop performance market segment, we offer the Intel® Pentium® 4 processor focused on both home and business applications. These processors are optimized to deliver high performance across a broad range of business and consumer applications, especially the latest technologies in Web, interactive 3D, and streaming video and audio environments. These processors also enhance the user’s experience in many applications, such as e-Learning, Internet browsing and computer gaming. Also for the performance desktop, we offer the Pentium 4 processor with Hyper-Threading (HT) Technology. HT Technology, when used in a computer system with the other features required to take advantage of this technology, allows a multithreaded software program to run as though it has two processors at its disposal, even though it uses only one processor. We currently offer versions of the Pentium 4 processor with HT Technology at speeds up to 3.2 GHz that support the 800-MHz system bus. The 800-MHz bus can transmit information within the PC up to 50% faster than the previous 533-MHz version. To enable this increased performance we also offer the Intel® 875P chipset as well as the Intel® 865G and 865PE chipsets. These chipsets contain technical innovations that accelerate the speed of data flow between the processor system bus and main memory and increase the computer’s networking bandwidth by using Gigabit Ethernet technology. For the desktop value market segment, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of some value-conscious PC users.

For the mobile market segment, we offer processors optimized for transportable, full size, thin and light, and ultra-portable notebook PCs. In 2003, we introduced Intel® Centrino™ mobile technology, our first computing technology designed and optimized specifically for wireless mobile PC users. Products based on Intel Centrino mobile technology include a combination of an Intel® Pentium® M processor with the Intel® 855 chipset family, both offered by the Mobile Platforms Group within the Intel Architecture business, and an Intel® PRO/Wireless 2100 network connection from ICG. We currently offer the Intel Pentium M processor at speeds up to 1.7-GHz, as well as low-voltage versions at speeds up to 1.2-GHz and ultra-low-voltage versions at speeds up to 1 GHz. We also offer the Mobile Intel® Pentium® 4 processor for transportable notebook PCs — systems with near-desktop features, including high performance, larger screens, full size keyboards and multiple drives. During the third quarter of 2003, we introduced the Mobile Intel Pentium 4 processors featuring HT Technology at speeds up to 3.2 GHz with advanced mobile power management features. In addition, we offer the Intel Celeron processor for the mobile value market segment.

The Intel Architecture business also supports the enterprise platform by offering products that address various levels of data processing and computing intensive applications. Our Intel® Xeon™ processor family of products supports a range of entry-level to high-end technical computing applications for the workstation and server market segment while our Intel® Itanium® processor family of products supports an even higher level of data processing, handling high transaction volumes and other computing-intensive applications for the enterprise class market segment. The Intel Xeon processor with HT Technology is aimed at two-way servers, also known as dual-processing (DP) servers and workstations. For servers based on four or more processors, we also offer the Intel® Xeon Processor MP with HT Technology.

For the enterprise-class market segment, we currently offer the Intel® Itanium® 2 processor running at speeds up to 1.5 GHz. These processors are based on 0.13-micron technology, provide up to 6 MB of level three (L3) cache memory, and are designed to enable upgrades from previous generation Itanium 2 system designs. During the third quarter of 2003, we introduced a new Intel Itanium 2 processor for DP systems, running at 1.4 GHz with 1.5 MB of L3 cache. This processor broadens our Itanium processor family line of products by providing new levels of price performance to manage their data processing and technical computing needs from entry-level systems to massive supercomputing clusters. In addition, in the third quarter of 2003, we introduced the Low Voltage Intel Itanium 2 processor at 1.0 GHz with 1.5 MB of L3 cache. This processor consumes approximately half the power of high-end Itanium 2 processors and provides an alternative to other entry-level competitive platforms.

We believe that technology industry product developments and the convergence of computing and communications will increase demand for our higher performance enterprise platform products. In particular, we anticipate increased demand for our products to support new developments in data traffic management, storage and wired and wireless computing and communications needs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. In four of the past five years, the company’s sales of microprocessors were higher in the second half of the year, primarily due to back-to-school and holiday demand.

Wireless Communications and Computing Group

Within WCCG, our strategy is to deliver complete solutions that enable quick deployment of applications and services for wireless Internet and handheld communication and computing devices. The Intel® Personal Internet Client Architecture (Intel® PCA), an architecture platform that describes the communication and application and memory subsystems for data-enabled mobile phones and portable handheld devices, is a very important part of our WCCG strategy. We expect that the Intel PCA scalable platform will speed application development and allow faster time-to-market for our customers. For the handheld platform, our current products include flash memory products, processors based on the Intel XScale® microarchitecture, and cellular baseband chipsets. In the flash memory category, we currently offer the Intel StrataFlash® Wireless Memory, which brings higher storage densities, faster performance, and 1.8-volt operation to advanced data phone designs. The Intel XScale technology provides the processing capability in data-enabled mobile phones and Personal Digital Assistants (PDAs), as well as other types of handheld devices such as Personal Media Players. Addressing the trend toward convergence in communications and computing, we offer products that combine baseband communication features with memory and applications processing functionality. In line with this trend, we introduced the Intel® PXA800F and Intel® PXA800EF cellular processors in 2003. These products combine the key components of today’s mobile phones and handheld computers onto a single microchip, enabling advanced features, new data capabilities, longer battery life, and more innovative designs for mainstream mobile phones.

Intel Communications Group

Within ICG, our strategy is to be the leading supplier of communications silicon building blocks for OEMs. We are developing products that we believe are essential to build out the Internet: products designed for wired and wireless applications, including optical products and network processing components. Our strategy for Ethernet connectivity is to expand our product portfolio in the local area network (LAN) market segment and to address the emerging metropolitan area network (MAN) and networked storage market segments. Within the LAN and MAN market segments, we are investing in Gigabit Ethernet, 10-Gigabit Ethernet and wireless technologies based on industry standards for wireless 802.11 mobile applications and the emerging standard supporting 802.16 (or WiMax) for broadband connectivity. In the networked storage market segment, we are developing products that allow storage resources to be added to any location on either of the two most prevalent types of storage networks: Ethernet or Fibre Channel. For the optical market segment, our strategy is to deliver products based on industry standards, including Ethernet and data transport standards in the telecommunications industry (SONET/SDH). We are providing 10-Gigabit optical products at multiple levels of integration with decreased power consumption and increased signal transmission capability. In network processing, we deliver products that are basic building blocks for modular networking infrastructure. These products include advanced, programmable processors that are used to manage and direct data moving across the Internet and corporate networks. The transition to our 90-nanometer manufacturing process is a key factor in our execution of these strategies. The 90-nanometer manufacturing process is expected to enable many of our communications products to feature “mixed-signal” circuitry and high-speed transistors, aimed at creating a new generation of faster, more integrated, less costly communications chips. As we transition to this new process, we expect to build more of our communications products internally. Currently, third-party foundry manufacturers perform a significant portion of ICG’s manufacturing.

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

Non-Marketable Equity Securities.  Under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. The Intel Capital program focuses on investing in companies and initiatives to stimulate growth in the Internet economy and its infrastructure, create new business opportunities for Intel, and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. This strategic investment program helps advance our overall mission to be the preeminent supplier of building blocks to the worldwide Internet economy.

We invest in companies that develop software, hardware and other technologies or provide services supporting technologies. Our current investment focus areas include: enabling mobile and Internet client devices, creating the digital home, advancing high performance communications infrastructure and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

We typically invest in non-marketable equity securities of private companies and contribute a portion of the funds required for them to grow. Our investment portfolio ranges from early stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. We invest primarily for strategic reasons, but we also consider potential financial returns. The program seeks to invest in companies and businesses that can succeed and have an impact on their market segment. However, these types of investments involve a great deal of risk, and there can be no assurance that any specific company, whether at an early or mature stage or somewhere in between, will grow or will become successful, and consequently, we could lose all or part of our investment. When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. However, our investments in non-marketable equity securities are illiquid and there can be no assurance that we will be able to dispose of these investments on favorable terms or at all.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our ability to recover our strategic investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations, to grow and to take advantage of liquidity events. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings (IPOs), mergers and private sales, is significantly constrained.

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investees’ revenue and earnings trends relative to pre-defined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry, and (d) the investee’s liquidity, debt ratios and the rate at which the investee is using its cash.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write off the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

We have experienced substantial impairments in our portfolio of non-marketable equity securities as equity markets declined significantly over the past few years. If the level of IPO market activity does not increase and the availability of venture capital funding for technology investments does not improve, our non-marketable investments may be adversely affected. As companies within our portfolio attempt to raise additional funds, the funds may not be available to them or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Due to our asset usage model and the fungible nature of our semiconductor manufacturing and assembly and test capacity, we must make subjective judgments in determining the asset groupings and the related independent cash flows for the asset recoverability test. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing and assembly and test tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new, shorter, useful lives.

Income Taxes.  We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of September 27, 2003, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States (U.S.) and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period we determine that the original estimate of a tax liability is less than we expect the ultimate assessment to be. See “Note 18: Contingencies” in the Notes to Consolidated Condensed Financial Statements for a discussion of current tax matters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Third Quarter of 2003 Compared to Third Quarter of 2002

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q3 2003	Q3 2002
Net revenue	100.0%	100.0%
Cost of sales	41.8%	51.2%

Gross margin	58.2%	48.8%
Research and development	14.5%	15.5%
Marketing, general and administrative	13.3%	16.8%
Amortization and impairment of acquisition-related intangibles and costs	0.9%	1.6%
Purchased in-process research and development	0.1%	0.1%

Operating income	29.4%	14.8%

The following table sets forth information on our geographic regions for the periods indicated:

(Dollars In Millions)	Q3 2003		Q3 2002
	Revenue	% of Total	Revenue	% of Total
Americas	$2,168	28%	$2,095	32%
Asia-Pacific	3,266	42%	2,489	38%
Europe	1,683	21%	1,505	23%
Japan	716	9%	415	7%

Total	$7,833	100%	$6,504	100%

Our net revenue for Q3 2003 was $7.8 billion, an increase of 20% compared to Q3 2002. This significant growth was primarily driven by strength in sales of microprocessors and chipsets in our Intel Architecture business, accompanied by higher net revenue for the Intel Communications Group (ICG). Net revenue was lower for the Wireless Communications and Computing Group (WCCG).

All of our geographic regions experienced increased revenue in Q3 2003 compared to Q3 2002, led by growth in the emerging markets in both Asia and Europe as well as strength in Japan. Our Asia-Pacific region’s revenue comprised the largest portion of our total revenue and increased 31%, reflecting growth in local consumption and Asia’s continued growth as a global manufacturing and design center. Japan experienced substantial improvement with an increase of 73%, Europe increased 12%, and the Americas region increased 3%.

Our overall gross margin percentage increased to 58.2% for Q3 2003 from 48.8% in Q3 2002. Improved gross margin within the Intel Architecture business as well as a shift in the total company revenue mix to the higher-margin Intel Architecture business contributed to our improved total gross margin. Improvement in the Intel Architecture gross margin was partially offset by a decline in the gross margin percentage for WCCG. The gross margin percentage for ICG was flat in Q3 2003 compared to Q3 2002. See “Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the third quarter of 2003 and 2002 were as follows:

(In Millions)	Q3 2003	Q3 2002
Microprocessor revenue	$5,698	$4,518
Chipset, motherboard and other revenue	1,140	889

Total revenue	$6,838	$5,407
Operating income	$2,915	$1,414

Net revenue for the Intel Architecture operating segment increased $1.4 billion, or 26%, in Q3 2003 compared to Q3 2002. Revenue from sales of microprocessors increased 26% while revenue from sales of chipsets and motherboards increased 28%. The increase in revenue was primarily due to significantly higher unit sales of microprocessors and chipsets in Q3 2003, and to a lesser extent higher average selling prices and a richer product mix for microprocessors.

Operating income increased $1.5 billion, or 106% in Q3 2003, compared to Q3 2002. The increase was primarily due to the impact of higher revenue and lower unit costs for microprocessors and chipsets.

Wireless Communications and Computing Group

The revenue and operating loss for the WCCG operating segment for the third quarter of 2003 and 2002 were as follows:

(In Millions)	Q3 2003	Q3 2002
Revenue	$450	$586
Operating loss	$(124)	$(30)

Net revenue decreased by $136 million, or 23%, in Q3 2003 compared to Q3 2002 due to lower unit sales of flash memory products. Despite a shift in product mix to higher-density products, the pricing environment for flash memory products remained difficult and we continued to experience the negative impacts of our pricing strategy on certain products.

The operating loss increased to a loss of $124 million in Q3 2003 compared to a loss of $30 million in Q3 2002 primarily due to lower revenue from flash memory products.

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the third quarter of 2003 and 2002 were as follows:

(In Millions)	Q3 2003	Q3 2002
Revenue	$544	$482
Operating loss	$(94)	$(177)

Net revenue increased by $62 million, or 13%, in Q3 2003 compared to Q3 2002, primarily due to increased revenue from sales of embedded control chips and wireless Ethernet connection products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The operating loss decreased to $94 million in Q3 2003 from a $177 million loss in Q3 2002 primarily due to a decrease in operating expenses of $59 million as we continued our efforts to streamline operations and refocus on our core strategic areas. Higher revenue from embedded control chips also improved operating results. These improvements were partially offset by the mix shift to lower-margin wired Ethernet connections. In the current competitive environment, sales of wireless Ethernet products in support of expanded adoption of the Intel Centrino mobile technology increased the operating loss in Q3 2003.

Operating Expenses

Operating expenses for the third quarter of 2003 and 2002 were as follows:

(In Millions)	Q3 2003	Q3 2002
Research and development	$1,135	$1,006
Marketing, general and administrative	$1,046	$1,095
Amortization of acquisition-related intangibles and costs	$68	$102
Purchased in-process research and development	$5	$6

Research and development spending increased $129 million, or 13%, compared to Q3 2002. This increase was primarily due to higher profit-dependent compensation expenses and higher expenses for product development programs in the Intel Architecture business, as well as higher expenses related to development for manufacturing process technologies, including the 65-nanometer process on 300-millimeter wafers. Marketing, general and administrative expenses were down $49 million, or 4%, compared to Q3 2002 primarily due to lower discretionary spending and lower expenses as we reduced headcount and refocused on core strategic areas. In addition, we incurred lower cooperative advertising expenses, despite an increase in revenue, because our customers used a lower percentage of their available Intel Inside® program funds. These decreases were partially offset by increased profit-dependent compensation expenses. Research and development along with marketing, general and administrative expenses were 28% of net revenue in Q3 2003 and 32% of net revenue in Q3 2002.

Amortization of acquisition-related intangibles and costs was $68 million in Q3 2003 compared to $102 million in Q3 2002, as a portion of the intangibles related to prior acquisitions became fully amortized.

Losses on Equity Securities, Interest and Other, and Taxes

Losses on equity securities, net, interest and other, net and taxes for the second quarter of 2003 and 2002 were as follows:

(In Millions)	Q3 2003	Q3 2002
Losses on equity securities, net	$(63)	$(96)
Interest and other, net	$34	$49
Provision for taxes	$618	$231

Losses on equity securities and certain equity derivatives for Q3 2003 were $63 million compared to $96 million for Q3 2002. The net loss for both periods was primarily due to impairment charges on non-marketable equity securities (approximately $92 million for Q3 2003 and approximately $83 million for Q3 2002). The impairment charges in Q3 2003 were partially offset by mark-to-market gains and realized gains on equity investments.

Our effective income tax rate was 27.2% for Q3 2003, compared to 25.2% for Q3 2002. The effective rate for Q3 2003 reflects a tax benefit of $125 million related to a divestiture. This tax benefit was more than offset by an increase in taxes due to a higher percentage of profits being expected in higher-tax jurisdictions in 2003 compared to 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First nine months of 2003 Compared to First nine months of 2002

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2003	YTD 2002
Net revenue	100.0%	100.0%
Cost of sales	46.1%	50.9%

Gross margin	53.9%	49.1%
Research and development	14.9%	15.4%
Marketing, general and administrative	14.7%	16.5%
Amortization and impairment of acquisition-related intangibles and costs	1.1%	2.2%
Purchased in-process research and development	—	0.1%

Operating income	23.2%	14.9%

The following table sets forth information on our geographic regions for the periods indicated:

(Dollars In Millions)	YTD 2003		YTD 2002
	Revenue	% of Total	Revenue	% of Total
Americas	$6,047	28%	$6,487	33%
Asia-Pacific	8,686	41%	7,332	38%
Europe	4,742	22%	4,367	22%
Japan	1,925	9%	1,418	7%

Total	$21,400	100%	$19,604	100%

Our net revenue of $21.4 billion in the first nine months of 2003 increased 9% compared to the first nine months of 2002. This increase in net revenue was primarily from our Intel Architecture business, which had increased sales of microprocessors and chipsets, partially offset by lower net revenue from WCCG. ICG net revenue was flat in the first nine months of 2003 compared to the first nine months of 2002.

Revenue for the Asia-Pacific region increased 18% for the first nine months of 2003 compared to the first nine months of 2002. Japan showed strength with increased revenue of 36% while revenue in Europe increased 9%. Revenue from the Americas region continued to decrease as a percent of our total net revenue and declined 7% for the first nine months of 2003 compared to the first nine months of 2002.

Our overall gross margin percentage increased to 53.9% for the first nine months of 2003 from 49.1% in the first nine months of 2002. Gross margin for the Intel Architecture business was higher and gross margin percentages in our other businesses were lower. The gross margin for the first nine months of 2002 included the impact of the $106 million charge related to the Q2 2002 decision to wind down our Web hosting business, included in the “all other” category for segment reporting purposes. See “Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the first nine months of 2003 and 2002 were as follows:

(In Millions)	YTD 2003	YTD 2002
Microprocessor revenue	$15,379	$13,690
Chipset, motherboard and other revenue	3,052	2,698

Total revenue	$18,431	$16,388
Operating income	$6,681	$4,594

Net revenue for the Intel Architecture operating segment increased by $2.0 billion, or 12%, in the first nine months of 2003 compared to the first nine months of 2002. Revenue from sales of microprocessors increased 12% while revenue from sales of chipsets and motherboards increased 13%. The increase in revenue was primarily due to significantly higher unit sales of microprocessors and chipsets in the first nine months of 2003.

Operating income increased $2.1 billion, or 45%, in the first nine months of 2003, compared to the first nine months of 2002. The increase was primarily due to the impact of higher revenue and lower unit costs for microprocessors and chipsets, partially offset by approximately $300 million of higher start-up costs related to the ramp of 90-nanometer technology on 300-millimeter wafer manufacturing.

Wireless Communications and Computing Group

The revenue and operating loss for the WCCG operating segment for the first nine months of 2003 and 2002 were as follows:

(In Millions)	YTD 2003	YTD 2002
Revenue	$1,388	$1,577
Operating loss	$(341)	$(196)

Net revenue decreased by $189 million, or 12%, in the first nine months of 2003 compared to the first nine months of 2002 due to lower unit sales of flash memory products. In the first nine months of 2003, revenue for flash memory products was negatively affected by lost business as a result of the pricing strategy on certain products. Revenue from sales of application processors for data-enabled cellular phones and handheld computing devices increased.

The operating loss increased to a loss of $341 million in the first nine months of 2003 compared to a loss of $196 million in the first nine months of 2002, primarily due to the impact of higher inventory write-offs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the first nine months of 2003 and 2002 were as follows:

(In Millions)	YTD 2003	YTD 2002
Revenue	$1,555	$1,536
Operating loss	$(377)	$(454)

Net revenue was flat for the first nine months of 2003 compared to the first nine months of 2002. Increased sales of embedded control chips and wireless Ethernet connection products were offset by lower revenue from sales of telecommunications-related products as well as lower revenue from wired Ethernet connections due to the continuing shift in product mix to LAN on motherboard products.

The operating loss decreased to $377 million in the first nine months of 2003 from a $454 million loss in the first nine months of 2002 primarily due to a decrease in operating expenses of $113 million in the first nine months of 2003 as we continued our efforts to streamline operations and refocus on our core strategic areas. These lower expenses were partially offset by the mix shift to lower-margin wired Ethernet connections. In the current competitive environment, sales of wireless Ethernet products in support of expanded adoption of the Intel Centrino mobile technology increased the operating loss in the first nine months of 2003.

Operating Expenses

Operating expenses for the first nine months of 2003 and 2002 were as follows:

(In Millions)	YTD 2003	YTD 2002
Research and development	$3,183	$3,012
Marketing, general and administrative	$3,143	$3,230
Amortization and impairment of acquisition-related intangibles and costs	$236	$442
Purchased in-process research and development	$5	$20

Research and development spending increased $171 million, or 6%, in the first nine months of 2003 compared to the first nine months of 2002. This increase was primarily due to higher expenses for product development programs in the Intel Architecture business as well as higher profit-dependent compensation expenses. Marketing, general and administrative expenses decreased $87 million, or 3%, in the first nine months of 2003 compared to the first nine months of 2002, primarily due to lower discretionary spending and lower expenses as we reduced headcount and refocused on core strategic areas. This decrease was partially offset by higher marketing expenses primarily due to the launch of the Intel Centrino mobile technology brand in 2003 and increased profit-dependent compensation expenses. Research and development along with marketing, general and administrative expenses were 30% of net revenue in the first nine months of 2003 and 32% of net revenue in the first nine months of 2002.

Amortization and impairment of acquisition-related intangibles and costs was $236 million in the first nine months of 2003. Amortization and impairment of acquisition-related intangibles and costs of $442 million in the first nine months of 2002 included an impairment of $112 million, primarily related to the prior acquisition of Xircom, Inc. Amortization decreased in 2003 as intangible assets related to prior acquisitions became fully amortized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Losses on Equity Securities, Interest and Other, and Taxes

Losses on equity securities, net, interest and other, net and taxes for the first nine months of 2003 and 2002 were as follows:

(In Millions)	YTD 2003	YTD 2002
Losses on equity securities, net	$(248)	$(201)
Interest and other, net	$139	$140
Provision for taxes	$1,394	$789

Losses on equity securities and certain equity derivatives for the first nine months of 2003 were $248 million compared to $201 million for the first nine months of 2002. The net loss for the first nine months of 2003 was primarily due to impairment charges on non-marketable equity securities of approximately $296 million. The losses in the first nine months of 2002 included impairment charges on non-marketable equity securities of approximately $347 million, partially offset by net gains of approximately $120 million, primarily related to the difference between the cost and the fair market value of formerly restricted non-marketable investments that we designated as trading assets in Q1 2002.

Our effective income tax rate was 28.7% for the first nine months of 2003, compared to 27.6% for the first nine months of 2002. The rate for the first nine months of 2003 reflects tax benefits of $138 million related to divestitures. This tax benefit was more than offset by an increase in taxes due to a higher percentage of profits being expected in higher-tax jurisdictions in 2003 compared to 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Our financial condition remains strong. At September 27, 2003, cash, short-term investments and fixed income instruments included in trading assets totaled $15.2 billion, up from $12.2 billion at December 28, 2002. At September 27, 2003, total short-term and long-term debt was $1.2 billion and represented 3.3% of stockholders’ equity. At December 28, 2002, total debt of $1.4 billion represented 3.8% of stockholders’ equity.

For the first nine months of 2003, cash provided by operating activities was $7.5 billion ($5.6 billion for the first nine months of 2002). Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included an increase in accounts receivable. Working capital sources of cash included increases in accounts payable and accrued income taxes payable. Accounts receivable increased over December 2002 levels, primarily due to higher revenue and a higher proportion of sales occurring toward the end of the third quarter compared to the end of the fourth quarter of 2002. The days’ sales outstanding also increased from December 2002 from 34 days to 37 days. Our three largest customers accounted for approximately 41% of net revenue for the first nine months of 2003. Additionally, these three largest customers accounted for approximately 44% of net accounts receivable at September 27, 2003.

We used $3.6 billion in net cash for investing activities during the first nine months of 2003, compared to $4.0 billion during the first nine months of 2002, as capital expenditures decreased to $2.9 billion in the first nine months of 2003 from $3.5 billion in the first nine months of 2002. We continued to invest in capital equipment and construction, primarily for additional microprocessor manufacturing capacity, but at a lower rate than in the same period for the prior year. The company used $450 million in cash to acquire stock rights exchangeable into approximately 33.9 million shares of Micron Technology, Inc. during the third quarter of 2003.

We used $1.9 billion in net cash for financing activities in the first nine months of 2003, compared to $2.9 billion in the first nine months of 2002. This decrease was primarily a result of less cash used for the repurchase of shares as we purchased 114.4 million shares of common stock for $2.0 billion compared to repurchases of 124.7 million shares for $3.0 billion during the same period in 2002. During the third quarter of 2003, we did not repurchase any shares and in the third quarter of 2002, we repurchased 56.6 million shares for $1.0 billion. From September 28, 2003 through October 31, 2003, we repurchased 23 million shares at a cost of $732 million. At October 31, 2003, approximately 452 million shares remained available for repurchase under the existing repurchase authorization.

Additional financing uses of cash in the first nine months of 2003 included payments of dividends and debt repayments. We paid dividends of $393 million, with a similar amount paid in the same period of the prior year. Debt repayments in 2003 primarily reflected redemption of bonds issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority, as well as the payment of short-term balances related to securities lending transactions. Financing sources of cash during the first nine months of 2003 were primarily $712 million in proceeds from the sale of shares pursuant to employee stock plans ($615 million during the first nine months of 2002).

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during the first nine months of 2003 were approximately $30 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to offer an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program and potential future acquisitions or strategic investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program currently consists of two plans: one under which officers, key employees and non-employee directors may be granted options to purchase shares of our stock, and a broad-based plan under which options may be granted to all employees other than officers and directors. Substantially all of our employees participate in one of the plans. Options granted by the company expire no later than 10 years from the grant date. During the first nine months of 2003, options granted to existing and newly hired employees generally vest in increments over 4 or 5 years from the date of grant, and certain grants to key employees have delayed vesting generally beginning 6 years from the date of grant.

We have a goal to keep the potential incremental dilution related to our option program to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options forfeited by employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.

Options granted to employees, including officers, and non-employee directors from 1999 through the first nine months of 2003 are summarized as follows:

(Shares in Millions)	YTD 2003	2002	2001	2000	1999
Total options granted[1]	97	174	238	163	81
Less options forfeited[1]	(36)	(44)	(47)	(31)	(25)
Net options granted	61	130	191	132	56
Net grants as % of outstanding shares[2]	0.9%	1.9%	2.8%	2.0%	1.2%
Grants to listed officers[3] as % of total options granted	2.6%	1.7%	0.8%	0.4%	0.9%
Grants to listed officers as % of outstanding shares[2]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers as % of total options outstanding	2.1%	2.1%	2.0%	2.4%	2.9%

[1]Excluding options assumed in connection with acquisitions.

[2]Outstanding shares as of the beginning of each period.

[3]“Listed officers” for 2003 are those listed in our proxy statement dated April 2, 2003, defined as our Chief Executive Officer and each of the four other most highly compensated executive officers. Leslie Vadasz, Executive Vice President and President, Intel Capital, retired effective June 1, 2003. Mr. Vadasz is included as a listed officer, consistent with our proxy statement dated April 2, 2003. Stock option activity through September 27, 2003, including grants, exercises, forfeitures and cancellations, includes Mr. Vadasz’s stock option activity.

In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. For the first nine months of 2003, options granted to listed officers amounted to 2.6% of the grants made to all employees. In 2003 and 2002, we made grants to key officers, including listed officers, and other senior-level employees in recognition of their future potential in leading the company. All stock option grants are made after a review by, and with the approval of, the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For additional information regarding stock option plans and plan activity for the first nine months of 2003 and for 2002, see “Note 3: Employee Stock Options” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report. Information regarding our stock option plans should be read in connection with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our proxy statement dated April 2, 2003.

In-the-money and out-of-the-money1 option information for total options outstanding as of September 27, 2003 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	260.1	$15.28	372.0	$21.02	632.1	$18.66
Out-of-the-money	48.9	$44.57	178.3	$43.40	227.2	$43.65

Total options outstanding	309.0	$19.92	550.3	$28.28	859.3	$25.27

[1] Out-of-the-money options have an exercise price equal to or above $27.27, the market price of Intel stock at the end of the third quarter of 2003.

Options granted to listed officers as a group for the first nine months of 2003 were as follows:

Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term[1]
				5%	10%
2,550,000	2.6%	$16.42-$18.63	2013	$27,652,811	$70,077,653

[1] Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over a period of 10 years at annualized rates of 5% and 10% from the date of grant. If the stock price does not increase above the exercise price, the realized value from these options would be zero.

Option exercises for the first nine months of 2003 and option values for listed officers as a group as of September 27, 2003 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at September 27, 2003		Values of Unexercised In-the-Money Options at September 27, 2003[1]
		Exercisable	Unexercisable	Exercisable	Unexercisable
1,966,416	$26,760,487	8,284,157	9,474,852	$115,730,843	$52,159,266

[1] These amounts represent the difference between the exercise price and $27.27, the market price of Intel stock at the end of the third quarter of 2003, for all in-the-money options held by the listed officers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Information as of September 27, 2003 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options		(B) Weighted-Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (A))
Equity compensation plans approved by stockholders	174.1		$15.89	232.3	[1]
Equity compensation plans not approved by stockholders	674.5		$27.84	713.8	[2]

Total	848.6	[3]	$25.39	946.1

[1] Includes 146.4 million shares available for future issuance under our 1984 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 85.9 million shares available under our 1976 Employee Stock Participation Plan.

[2] Shares available under our 1997 Stock Option Plan, used for grants to employees other than officers and directors. The Board of Directors has adopted a policy that any new option plans, and any material amendments to existing plans, will be submitted for stockholder approval.

[3] Total excludes 10.7 million shares issuable under outstanding options, with a weighted average exercise price of $16.15, originally granted under plans we assumed in connection with acquisitions. We do not intend to grant any further options under these plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Outlook

Although uncertainty in global economic conditions continues to make it difficult to predict product demand, we believe the fourth quarter of 2003 will reflect a seasonal increase in revenue from an exceptionally strong base in the third quarter. For the fourth quarter of 2003, we expect revenue to be between $8.1 billion and $8.7 billion, compared to third quarter revenue of $7.8 billion. The midpoint of this range would be up approximately 7% compared to the third quarter of 2003, consistent with seasonal patterns. In the previous five years, revenue growth in the fourth quarter has ranged from flat to up 13% and averaged slightly over 8%. Our expectations assume continued strength in our Intel Architecture business. Demand for our flash memory products remains uncertain in the highly competitive cellular handset market segment. Revenue growth for the Wireless Communications and Computing Group (WCCG) is largely dependent on the trend toward higher density flash memory products and continued end-user adoption of new leading-edge wireless handsets. Revenue growth for the Intel Communications Group (ICG) is largely dependent on the demand for wireless Ethernet connectivity products as well as our securing design wins for new products, and OEMs taking these product designs to production. The outlook for the telecommunications industry continues to be weak.

Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture operating segment. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets and motherboards, all of which are difficult to forecast. Because of the wide price differences among performance desktop, value desktop, mobile and server microprocessors, the mix of types and speeds of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Microprocessor revenue is also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also affected by our sales of other semiconductor and non-semiconductor products and is subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the fourth quarter of 2003 to be approximately 60%, plus or minus a couple of points, as compared to 58.2% in the third quarter. The midpoint of this range represents an increase primarily driven by higher revenue, as we spread our fixed costs over more units. Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices, as well as the mix of types and speeds of processors sold, and the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at our factories, timing and execution of the manufacturing ramp, including the ramp of the 90-nanometer process technology on 300mm wafers, excess of manufacturing capacity, the reusability of factory equipment, impairment of manufacturing or assembly and test assets, excess inventory, inventory obsolescence and variations in inventory valuation.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be between $3.6 billion and $3.7 billion in 2003, down from $4.7 billion in 2002. The reduction is primarily the result of expected improvements in capital efficiency, with an increase in effective manufacturing capacity as we transition to the larger, 300mm wafer manufacturing process, and the timing of manufacturing process technology cycles. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected and manufacturing and/or assembly and test capacity would be under-utilized and the rate of capital spending could be further reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand when economic conditions improve.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We expect depreciation expense to be approximately $1.2 billion for the fourth quarter of 2003.

Spending on research and development, plus marketing, general and administrative expenses in the fourth quarter of 2003 is expected to be between $2.2 billion and $2.3 billion, slightly higher than the third quarter. Expenses, particularly certain marketing and compensation-related expenses, may vary from this expectation, depending in part on the level of revenue and profits.

Research and development spending is expected to be approximately $4.3 billion in 2003 as compared to the previous expectation of $4.2 billion.

Based on acquisitions completed through November 3, 2003, we expect amortization of acquisition-related intangibles and costs to be approximately $65 million in the fourth quarter.

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

We expect the net of losses from equity securities and interest and other for the fourth quarter of 2003 to be zero. This is primarily due to an expected net loss on equity securities and associated equity derivatives of approximately $35 million, primarily as a result of impairment charges on private equity investments, offset by expected net interest income. Our expectations for impairment charges in the fourth quarter are based on our experience and it is not possible to know at the present time which specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other assume no unanticipated events and vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances, and changes in the fair value of derivative instruments.

At September 27, 2003, we held non-marketable equity securities with a carrying value of $538 million. Our ability to recover our investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained. We have experienced substantial impairments in our portfolio of non-marketable equity securities as equity markets declined significantly over the past few years. If the level of IPO market activity does not increase and the availability of venture capital funding for technology investments does not improve, our non-marketable investments may be adversely affected. As companies within our portfolio attempt to raise additional funds, the funds may not be available to them or they may receive lower valuations, with more onerous investment terms than in previous financings, and our investments would likely become impaired.

We currently expect our effective tax rate for the fourth quarter of 2003 to be approximately 31.5%. The estimated effective tax rate is based on current tax law and the current expected income, may be affected by the closing of acquisitions or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets, and assumes the company continues to receive the tax benefit for export sales (see “Note 18: Contingencies” in Notes to Consolidated Condensed Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

We operate globally with sales offices and research and development activities as well as manufacturing and assembly and test in many countries; and so we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements which may limit our or our customers’ ability to manufacture, assemble and test or sell products in particular countries. If terrorist activity, armed conflict, civil or military unrest or political instability occurs in the United States, Israel or other locations, such events may disrupt logistics, security and communications, and could also result in reduced demand for Intel’s products. The impacts of major health concerns, such as the SARS illness, or large scale outages or interruptions of service from utility or other infrastructure providers on Intel, its suppliers, customers or other third parties could also adversely affect our business and impact customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

Our future results of operations and the other forward-looking statements contained in this “Outlook” section, and in our “Strategy” and “Critical Accounting Estimates” sections, involve a number of risks and uncertainties—in particular the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Revenue and gross margin could also be affected by competitive factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors, pricing pressures and other competitive factors, as well as market acceptance of new products in specific market segments, the availability of sufficient inventory to meet demand and availability of externally purchased components. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as the timing of new product introductions, sustaining and growing new businesses and integrating and operating any acquired businesses. Our results could also be affected by adverse effects associated with product defects and errata (deviations from published specifications) and by litigation involving intellectual property, stockholder, consumer and other issues.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Status of Business Outlook and Scheduled Business Update

We expect that our corporate representatives will meet privately during the quarter with investors, investment analysts, the media and others, and may reiterate the Business Outlook published in this Form 10-Q. At the same time, we will keep this Form 10-Q and Outlook publicly available on our Investor Relations Web site (www.intc.com). Prior to the Business Update and Quiet Periods described below, the public can continue to rely on the Outlook published on the Web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise.

We intend to publish a Mid-Quarter Business Update on December 4, 2003. From the close of business on November 26, 2003 until publication of the Update, we will observe a “Quiet Period” during which the Outlook and our filings with the SEC on Forms 10-K and 10-Q should be considered historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment on the Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Outlook and our SEC filings will begin at the close of business on December 12, 2003 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for January 14, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2002.

We have a portfolio of equity investments that includes marketable strategic equity securities, trading assets and derivative equity instruments such as warrants and options, as well as non-marketable equity investments. We invest in companies that develop software, hardware and other technologies or provide services supporting technologies. This strategic investment program helps advance our overall mission to be the preeminent supplier of building blocks to the worldwide Internet economy. Our current investment focus areas include: enabling mobile and Internet client devices, creating the digital home, advancing high performance communications infrastructure and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in the high technology field.

To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that we no longer consider strategic, we will evaluate market and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. As of September 27, 2003, the fair value of our portfolio of marketable equity investments and equity derivative instruments, including hedging positions, was $671 million, of which approximately $462 million, or 69% of the market value, consisted of an investment in Micron Technology, Inc.

To assess the market price sensitivity of our marketable portfolio, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a 30% adverse change in the near term. Assuming a 30% adverse change in market prices, and after reflecting the impact of hedges and offsetting positions, our marketable portfolio would decrease in value by approximately $175 million, based on the value of the portfolio as of September 27, 2003 (a decrease in value of $30 million based on the portfolio as of December 28, 2002). This estimate is not necessarily indicative of future performance, and actual results may differ materially. Our marketable portfolio is substantially concentrated in one company, which will affect the marketable portfolio’s price volatility.

Our strategic investments in non-marketable equity securities would also be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At September 27, 2003, our strategic investments in non-marketable equity securities had a carrying amount of $538 million, excluding equity derivatives that are subject to mark-to-market requirements.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls.

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tax Matters

In August 2003, in connection with the IRS’ regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments to the amounts reflected by Intel on these returns as a tax benefit for its export sales. If the IRS issues formal assessments consistent with the notices and ultimately prevails in its position, Intel’s federal income tax liability for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

Intel disputes the proposed adjustments and intends to pursue this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. In the event of an unfavorable resolution, there exists the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

Legal Proceedings

Intel currently is a party to various legal proceedings, including those noted below. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, or future periods.

Broadcom Corporation v. Intel Corporation

U.S. District Court, Eastern District of Texas

In November 2001, Broadcom Corporation filed suit against Intel in the U.S. District Court for the Eastern District of Texas. The complaint alleged that certain Intel chipsets with integrated graphics infringe two Broadcom patents. A third patent relating to networking was dismissed from the case. The court granted Intel’s motion to add counterclaims based on three related patents against Broadcom. In July 2003, the court granted various motions, including Intel’s motions for summary judgment of non-infringement on both remaining Broadcom patents. In light of the court’s granting of the motions, the parties have entered into an agreement pursuant to which the case was dismissed. The settlement did not have a material impact on the company’s results of operations or financial condition.

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

LEGAL PROCEEDINGS (continued)

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

In re Intel Corporation Securities Litigation (Consolidated), U.S. Dist. Ct., Northern Calif.

Dr. Jayant S. Patel, et al. v. Gordon Moore, et al., Calif. Superior Ct., Santa Clara County

Howard Lasker, et al. v. Gordon Moore, et al., Del. Chancery Ct., New Castle County

In 2001, various plaintiffs filed five class action lawsuits against Intel alleging violations of the Exchange Act of 1934. These complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The lawsuit alleged that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In July 2003, the court granted Intel’s motion to dismiss the plaintiff’s second amended complaint in its entirety with prejudice and the plaintiffs did not appeal the court’s dismissal of the suit.

In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. Following the California Superior Court’s dismissal of the plaintiffs’ complaints, the plaintiffs signed a stipulation withdrawing their lawsuit with prejudice, which the court approved. The Delaware action remains pending and the complaint in that action seeks unspecified damages. The company disputes the plaintiffs’ claims in the Delaware action and intends to defend the lawsuit vigorously.

Deanna Neubauer et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.,

Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett Packard Co., HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel® Pentium 4® processor are less powerful and slower than systems using the Intel® Pentium®III processor and a competitor’s processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, and attorney’s fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

Intel, the Intel Logo, Intel Inside, Celeron, Intel Centrino, Intel Xeon, Intel XScale, Intel StrataFlash, Itanium and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. *Other names and brands may be claimed as the property of others.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

12.1	Statement setting forth the computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	On July 16, 2003, Intel furnished a report on Form 8-K relating to its financial information for the quarter ended June 28, 2003 and forward-looking statements relating to 2003 and the third and fourth quarters of 2003, as presented in a press release of July 15, 2003.

2.	On August 22, 2003, Intel furnished a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2003 and the third quarter of 2003, as presented in a press release of August 22, 2003.

3.	On September 4, 2003, Intel furnished a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2003 and the third quarter of 2003, as presented in a press release of September 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date: November 4, 2003	By:	/s/ Andy D. Bryant

Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer