Form 10-K
period 2003-12-27
INTEL CORP
filed 2004-02-23
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________.

Commission File Number 0-06217

INTEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1672743 (I.R.S. Employer Identification No.)

2200 Mission College Boulevard, Santa Clara, California (Address of principal executive offices)	95052-8119 (Zip Code)

Registrant’s telephone number, including area code (408) 765-8080

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Aggregate market value of voting stock held

by non-affiliates of the registrant as of June 27, 2003

$129.2 billion

6,484 million shares of common stock outstanding as of January 30, 2004

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement relating to its 2004 Annual Stockholders’ Meeting, to be filed subsequently—Part III.

INTEL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003

i

PART I

ITEM 1.	BUSINESS

Industry

We are the world’s largest semiconductor chip maker, supplying advanced technology solutions for the computing and communications industries. Our goal is to be the preeminent building block supplier to the worldwide Internet economy. Our products include chips, boards and other semiconductor components that are the building blocks integral to computers, servers, and networking and communications products. We offer products at various levels of integration, allowing our customers flexibility to create advanced computing and communications systems and products.

Intel’s component-level products consist of integrated circuits used to process information. Our integrated circuits are silicon chips, known as semiconductors, etched with interconnected electronic switches. Developments in semiconductor design and manufacturing have made it possible to decrease the size of circuits and transistors etched into silicon, utilizing less space as a result. This decrease in size enables us to put increased numbers of transistors on an equivalent size chip, decrease the size of the chip or offer an increased number of integrated features, which can result in microprocessors that are faster or incorporate additional features, products that consume less power and/or products that cost less to manufacture.

We were incorporated in California in 1968 and reincorporated in Delaware in 1989. Our Internet address is www.intel.com. On this web site, we publish voluntary reports, which are updated annually, outlining our performance with respect to corporate responsibility and environmental, health and safety compliance (these voluntary reports are not incorporated by reference into this filing). On our Investor Relations web site, located at www.intc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web site are available free of charge.

Products

Our major products include microprocessors; chipsets; boards; wired Ethernet and wireless connectivity products; communications infrastructure components such as network and embedded processors and optical components; microcontrollers; flash memory; application and cellular processors used in cellular handsets and handheld computing devices; and cellular baseband chipsets.

Our major customers are:

•	original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who make computer systems, cellular handsets and handheld computing devices, and telecommunications and networking communications equipment;

•	PC and network communications products users (including individuals, large and small businesses, and service providers) who buy PC components and board-level products, as well as Intel’s networking and communications products, through distributor, reseller, retail and OEM channels throughout the world; and

•	other manufacturers, including makers of a wide range of industrial and communications equipment.

Our primary focus is on developing advanced integrated silicon technology solutions, which we believe will provide the performance and technology features necessary to help accelerate the convergence of computing and communications capabilities. Convergence refers to having computing and communications capabilities in an integrated product solution. We also provide key components for networking and communications infrastructures used to connect technology users. We believe users of computing and communications devices want not only higher performance but also other capabilities such as multithreaded or multitasking capability, seamless networking connectivity, improved security, reliability, ease of use and interoperability among devices. It is our goal to incorporate features addressing these capabilities in our various products to meet user demands.

Each of our operating segments uses its core competencies in the design and manufacture of integrated circuits, as well as key silicon and platform capabilities, to provide building blocks for technology solutions. The Intel Architecture business provides the advanced technologies to support the desktop, mobile and enterprise computing platforms. During 2003, our Intel Communications

Group (ICG) focused on wired and wireless network connectivity products, and provided key components for networking and communications infrastructure devices and other industrial and commercial purposes. Finally, during 2003, our Wireless Communications and Computing Group (WCCG) focused on component-level products and platform solutions for the wireless handheld computing and communications market segments.

In December 2003, we announced that we would be consolidating our communications-related businesses into a single organization, the Intel Communications Group. We believe that as computing and communications converge, the consolidation of ICG and WCCG will give us the opportunity to better coordinate product planning and customer focus between our communications infrastructure and wireless client efforts going forward. This reorganization was not effective until fiscal 2004. Because the reporting period for this Form 10-K is as of December 27, 2003, the communications related businesses discussed below and the results of operations for our operating segments in this filing are presented under the organizational structure that existed as of December 27, 2003.

Intel Architecture Business

The Intel Architecture business develops platform solutions based on our microprocessors, chipsets and board-level products, which are optimized for use in the desktop, mobile and server market segments. The end-user products into which our products are ultimately integrated are determined by our customers and how they choose to meet the specific requirements from end users.

•	Desktop platform products incorporate our microprocessors, chipsets and motherboards primarily in desktop computers and entry-level servers and workstations. Our strategy for the desktop platform is to introduce microprocessors and chipsets with higher performance and/or advanced technology features, tailored to the needs of different market segments using a tiered branding approach. Our desktop processors include products such as the Intel® Pentium® 4 processor and the Intel® Celeron® processor.

•	Mobile platform products incorporate our microprocessors, chipsets and wireless communications components primarily in notebook computers. Our mobile processors include products such as our Intel® Pentium® M processor offered separately and as part of Intel® Centrino™ mobile technology. Our strategy for the mobile platform is to deliver products optimized for some or all of the four mobility vectors: performance, battery life, form factor (the physical size and shape of a device) and wireless connectivity. We also offer the Mobile Intel® Pentium® 4 processor, and for the value notebook market segment we offer the mobile Intel® Celeron® processor.

•	Enterprise platform products are targeted at entry-level to high-end servers and workstations, as well as high-performance enterprise-class servers. Servers are systems, often with multiple microprocessors working together, that house large amounts of data, direct traffic, perform complex transactions and control central functions in local and wide area networks and on the Internet. Workstations typically offer higher performance than standard desktop PCs, especially in graphics processing and in the ability to perform several tasks at the same time. Our strategy for the enterprise platform is to provide processors and chipsets with high performance and/or advanced technology features, as well as competitive price for performance, across the range of server and workstation market segments. Our products for the enterprise platform include the Intel® Xeon™ processor family, targeted for entry-level to high-end workstations and servers, and our Itanium® processor family, targeted for enterprise-class servers and supercomputing solutions at the higher end of the enterprise market segment.

Net revenue for the Intel Architecture operating segment made up approximately 87% of our consolidated net revenue in 2003. Revenue from sales of microprocessors within the Intel Architecture operating segment represented approximately 73% of consolidated net revenue in 2003. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. For the past five years, the company’s sales of microprocessors were higher in the second half of the year, primarily due to back-to-school and holiday demand.

Microprocessors

A microprocessor is the central processing unit (CPU) of a computer system. It processes system data and controls other devices in the system, acting as the “brains” of the computer. One indicator of microprocessor performance is its clock speed, the rate at which its internal logic operates, which is measured in units of hertz, or cycles processed per second. One megahertz (MHz) equals one million cycles processed per second, and one gigahertz (GHz) equals one billion cycles processed per second. Other factors affecting computer performance include the amount of memory storage, the speed of memory access, the microarchitecture design of the CPU and the speed of communication between the CPU and the chipset. The memory stored on a chip is measured in bytes, with 1,024 bytes equaling a kilobyte (KB), 1.049 million bytes equaling a megabyte (MB) and 1.074 billion bytes equaling a gigabyte (GB). Cache is a memory that can be located directly on the microprocessor, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache, second level (L2) cache and third level (L3) cache, to offer higher levels of performance. Other microprocessor features can also enhance system performance or end-user experience by running software more efficiently. For example, we currently offer microprocessors with Hyper-Threading Technology (HT Technology), which allows a single processor to handle two sets of instructions simultaneously. This capability provides benefits in two ways: it helps to run “multithreaded” software, which is designed to execute different parts of a program simultaneously, or helps to use multiple software programs simultaneously in a multitasking environment. To take advantage of the HT Technology capability, a computer system must have a microprocessor that supports the technology, a chipset and BIOS (basic input/output system) that use the technology and an operating system that includes optimizations for the technology. Performance will vary depending on the system hardware and software used.

In 2003, we manufactured a majority of our microprocessors and chipsets using our 130-nanometer (0.13-micron) process technology. In December 2003, we began selling processors manufactured using our 90-nanometer process technology on 300mm wafers, and we introduced these Intel Pentium 4 processors (formerly code-named “Prescott”) in February 2004. One micron equals one millionth of a meter, and one nanometer is one thousandth of a micron, or one billionth of a meter. As we move to each succeeding generation of manufacturing process technology, we utilize less space per transistor, which enables us to fit more transistors on an equivalent size chip, decrease the size of the chip, or offer an increased number of integrated features. This decrease in size can also result in faster microprocessors and semiconductor products that consume less power and/or products that cost less to manufacture. The conversion to using 300mm wafers from 200mm wafers, which began in 2002 and continued in 2003, allows for more efficient use of our capital investment in equipment by providing more than twice as many equivalent chips per wafer. See the discussion of manufacturing process technologies under the heading “Manufacturing, Assembly and Test” in Part I, Item 1 of this Form 10-K.

In 2003, we announced a number of new microprocessor products tailored to meet performance, feature, price and form-factor needs for computing market segments ranging from consumer desktops to high-performance servers. Our products, including some key product introductions, are discussed below.

Desktop Platform.  In 2003, the Intel Pentium 4 processor was our highest sales-volume desktop processor. The Pentium 4 processor is optimized to deliver high performance across a broad range of business and consumer applications. In 2003, we introduced several desktop Intel Pentium 4 processors with HT Technology, running at speeds ranging from 2.4 GHz to 3.2 GHz. These processors are used in conjunction with chipsets that we introduced in April 2003, supporting the 800-MHz system bus. A bus carries data between parts of the system, for example, between the processor and main memory. This new bus can transmit information within the PC up to 50% faster than our previous 533-MHz version. In February 2004, we introduced a version of this processor running at 3.4 GHz. All of these processors come with 512 KB of L2 cache and were built using our 130-nanometer process technology.

In addition, in November 2003, we launched the Intel® Pentium® 4 processor Extreme Edition with HT Technology at 3.2 GHz, targeted at high-end PC game enthusiasts and power users. This processor comes with an additional 2 MB of L3 cache. In February 2004, we introduced a version of this processor running at 3.4 GHz.

The Intel Celeron processor is designed to meet the core computing needs and affordability requirements of value-conscious PC users. During 2003, we introduced several new versions of the desktop Celeron processor running at speeds ranging from 2.3 GHz to 2.8 GHz. These processors have 128 KB of cache and are used in conjunction with chipsets that support the 400-MHz system bus.

Mobile Platform.  We design our mobile platform products with high performance and/or features that enable wireless connectivity, low power consumption and a variety of form factors, including thin, lightweight systems. We offer mobile processors at a variety of price/performance points, allowing our OEM customers to meet the demands of a wide range of notebook PC designs. These notebook designs include transportable notebooks, which provide desktop-like features such as high performance, full-size keyboards, larger screens and multiple drives; thin-and-light models, including those optimized for wireless networking; and ultra-portable designs. Within the ultra-portable design category, we provide specialized low-voltage processors, which consume as little as one watt of power on average, and Ultra Low Voltage processors, which consume as little as half a watt of power on average. Low- voltage processors are targeted for the mini-notebook market segment, while Ultra Low Voltage processors are targeted for the sub-notebook and tablet market segments of mobile PCs weighing less than three pounds and measuring one inch or less in height.

In 2003, we introduced more than 30 new mobile processors, providing solutions across a wide range of market segments. We introduced several Intel Pentium M processors at speeds ranging from 1.3 GHz to 1.7 GHz, as well as low-voltage Pentium M processors at 1.1 GHz and 1.2 GHz, and Ultra Low Voltage versions at 900 MHz and 1.0 GHz. The Intel Pentium M processor is optimized for power management and improved performance, with advanced design features to enable extended battery life and to effectively manage the thermal requirements necessary for smaller form factors. In 2003, there were more than 145 mobile computer system designs based on the Intel Pentium M processor. In addition, in the first half of 2003, we introduced several versions of the Mobile Intel Pentium 4 Processor-M running at speeds ranging from 2.4 GHz to 2.6 GHz. We also introduced several Mobile Intel Pentium 4 processors running at speeds ranging from 2.4 GHz to 3.2 GHz; some of these versions also included HT Technology.

Also in 2003, we introduced two new Ultra Low Voltage versions of our Mobile Intel® Pentium® III Processor-M, running at 900 MHz and 933 MHz, for use in mini-notebooks and sub-notebooks. For the value mobile PC market segment, we introduced mobile Celeron processors at speeds ranging from 1.26 GHz to 2.5 GHz, as well as a low-voltage version at 866 MHz, and an Ultra Low Voltage mobile Celeron processor at 800 MHz.

In January 2004, we introduced two standard-voltage versions of the Intel® Celeron® M processor for mobile PCs at speeds of 1.3 GHz and 1.2 GHz as well as an ultra-low voltage version at 800 MHz. These three versions feature a 400-MHz processor system bus and 512 KB of L2 cache, and support advanced mobile power management.

In 2003, we focused significant effort on helping to advance the wireless mobile computing environment. In March 2003, we introduced Intel Centrino mobile technology, our first computing technology designed and optimized specifically for performance mobility. Intel Centrino mobile technology consists of an Intel® Pentium® M processor and the Intel® 855 chipset family, both offered by the Mobile Platforms Group within the Intel Architecture business, as well as a wireless network connection, which is based on the 802.11 industry standard, from ICG. The 802.11 communication standard refers to a family of specifications developed for wireless LAN (WLAN, or “WiFi”) technology. These specifications describe the speed and frequency of the over-the-air interface between a wireless client and a base station or between two wireless clients.

By supporting the 802.11 WLAN industry standard, Intel Centrino mobile technology enables users to take advantage of wireless capabilities at work and at home, as well as at thousands of wireless “hotspots” already installed around the world. Hotspots provide paid or free WLAN service in cafes, hotels, restaurants, retail shops, airports, trains and other public meeting areas. We have also created a Wireless Verification Program to test Intel Centrino mobile technology with leading hotspot vendor solutions to increase the probability of a consistent wireless connectivity experience worldwide. At year-end, in conjunction with wireless network providers, we had verified more than 25,000 hotspots.

Enterprise Platform.  The Intel Architecture business also supports the enterprise platform by offering products that address various levels of data processing and compute-intensive applications. Our Intel Xeon processor family of products supports a range of entry-level to high-end technical and commercial computing applications for the workstation and server market segments. Our Intel Itanium processor family of products provides an even higher level of computing performance to support data processing, handling high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. The Intel Xeon processor for dual-processing (DP) servers with HT Technology is designed for two-way servers. For servers based on four or more processors, we offer the Intel Xeon processor for multiprocessing (MP) servers with HT Technology. For the enterprise-class market segment, we offer the Intel® Itanium® 2 processor.

In March 2003, we introduced the Intel Xeon processor DP at speeds of up to 3 GHz, with a 512 KB L2 cache and system buses running at up to 533 MHz. Servers based on Intel Xeon processors are typically used as general-purpose servers for web hosting, data caching, search engines, security and streaming media, and as workstations for digital content creation, mechanical and electrical design, financial analysis and 3D modeling. In July 2003, we introduced versions of our Intel Xeon processor DP with 1 MB of L3 cache running at 3 GHz, and in October 2003, we introduced a version running at 3.2 GHz.

In June 2003, we introduced the Intel Xeon processor MP with up to 2 MB of integrated L3 cache, running at speeds of up to 2.8 GHz, designed for mid-tier and back-end servers based on four or more processors.

In June 2003, we also introduced the new Itanium 2 processor, an enterprise-class processor designed for the most data-intensive, business-critical and technical computing applications. This processor runs at speeds of up to 1.5 GHz with up to 6 MB of integrated L3 cache. The new Itanium 2 processor delivers 30% to 50% greater performance than the previous Itanium 2 processor, while maintaining system and software compatibility with other Itanium processors. In September 2003, we introduced an Itanium 2 processor for DP systems running at 1.4 GHz with 1.5 MB of L3 cache. This processor broadens our Itanium processor family line of products by providing new levels of price/performance to manage data processing and technical computing needs for lower end dual processing enterprise and high-performance computing systems. In addition, in the third quarter of 2003, we introduced the Low Voltage Intel Itanium 2 processor running at 1.0 GHz with 1.5 MB of L3 cache. This processor consumes approximately half the power of high-end Itanium 2 processors and provides a lower power platform for the entry-level market segment.

Chipsets

If the microprocessor is considered the “brains” of the PC, the chipset operates as the PC’s “nervous system”—sending data from the processor to input, display and storage devices, such as the keyboard, mouse, monitor, hard drive, and CD or DVD drive. Chipsets perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Chipsets also extend the graphics, audio, video and other capabilities of many systems based on our processors. Finally, chipsets control the access between the CPU and main memory. Our chipsets are compatible with a variety of industry-accepted bus specifications, such as the Peripheral Components Interconnect (PCI) local bus specification and the Accelerated Graphics Port (AGP) specification. Our customers want memory architecture alternatives, and as a result, we currently offer chipsets supporting Double Data Rate (DDR) Dynamic Random Access Memory (DRAM), Synchronous DRAM (SDRAM) and Rambus* DRAM (RDRAM).

To help computer makers reduce the time-to-market for their products, provide new capabilities and enable overall system performance to scale as processor performance increases, we design, manufacture and sell chipsets for various computing market segments. With our chipset products, we also offer motherboards that use those chipsets, thereby offering a more complete solution stack for customers looking for Intel-based solutions. In April 2003, along with the introduction of the Intel Pentium 4 processor with HT Technology, we introduced a supporting chipset, the Intel® 875P chipset. This chipset offers two significant platform innovations: Intel® Performance Acceleration Technology (PAT) and Communications Streaming Architecture (CSA). PAT increases the speed of data transmission between the processor and system memory in order to increase performance, while CSA, in conjunction with the Intel® PRO/1000 CT desktop connection Gigabit Ethernet controller, doubles the networking bandwidth of the system.

In May 2003, we introduced the Intel® 865G and 865PE chipsets. Supporting HT Technology and our 800-MHz system bus, as well as dual-channel DDR memory and enhanced graphics, these chipsets are designed to deliver improved performance for corporate and mainstream desktop computer users. We also introduced the Intel® 865P and 865GV chipsets to support processors with our 400-MHz and 533-MHz system buses.

In March 2003, we introduced the Intel® 855 family of chipsets with two new chipsets developed specifically for the mobile market segment. The Intel® 855PM chipset supports discrete graphics (a non-integrated graphics solution within a chipset) and a low-power graphics power management mode; the Intel® 855GM chipset provides integrated Intel® Extreme Graphics 2 technology for improved 3D graphics. In June 2003, we introduced the Intel® 852PM and Intel® 852GME chipsets, which, when combined with the Mobile Intel Pentium 4 Processor-M, deliver the advantages of being able to accommodate DDR memory running at 333/266 MHz at up to 2 GB capacity as well as providing support for 533-MHz system buses. The 852GME chipset adds Intel Extreme Graphics 2 technology. In September 2003, we added the Intel® 855GME chipset, which offers new power-saving features and, when used in combination with DDR running at 333 MHz, delivers enhanced graphics and memory performance for notebook PCs based on Intel Centrino mobile technology.

Board-Level Products

We offer board-level products designed for our microprocessors and chipsets to give our OEM customers flexibility by enabling them to choose whether to buy at the component or board level. OEMs purchase products from us at the board level to help reduce their time-to-market.

Intel Communications Group

ICG provides silicon and integrated networking and communications building blocks for OEMs and other systems builders. Our products include wired Ethernet products; wireless connectivity products; and communication infrastructure components, such as programmable network and embedded processors and optical components. Embedded processing components from ICG are also used in products such as industrial automation equipment, point-of-sale systems and other applications. Finally, ICG also provides microcontrollers primarily used in automotive systems.

Net revenue for ICG made up approximately 7% of our consolidated net revenue for 2003.

Wired Ethernet Products

Ethernet is an industry-standard technology used to translate and transmit data in packets across networks. As Ethernet expands from the traditional local area network (LAN) environment into the WLAN, metropolitan area network (MAN) and networked storage market segments, we are expanding our Ethernet product portfolio to address these other market segments. For the MAN market segment, we offer Ethernet products at multiple levels of integration to provide a low-cost solution with increased speed and signal transmission distance (commonly referred to as “reach”). In networked storage, we are developing products that are intended to enable storage resources to be added at any location on an Ethernet network.

Our LAN strategy is to maintain leadership in client Ethernet connections as the market segment continues to transition from Fast Ethernet to Gigabit Ethernet in desktop computing and to 10-Gigabit Ethernet in enterprise data servers. Gigabit Ethernet networks allow the transmission of 1 billion individual bits of information per second; 10-Gigabit Ethernet networks transmit 10 billion bits of information per second. By contrast, Fast Ethernet networks transmit 100 million bits of information per second (Mbps, or megabits per second).

In March 2003, we introduced the first 10-Gigabit Ethernet network interface card for servers, the Intel® PRO/10GbE LR server adapter, as well as a new Gigabit Ethernet controller, the Intel® PRO/1000 CT desktop connection. The Intel PRO/1000 works in tandem with the Intel 875P chipset and Intel’s Communications Streaming Architecture (CSA) to increase the available networking bandwidth (compared to PCI bus-based solutions).

In October 2003, we introduced a new series of products designed to help eliminate server input/output (I/O) bottlenecks and meet the high-bandwidth needs of emerging storage, networking and telecommunications applications. The new products include the Intel® IOP331 I/O processor, based on Intel XScale® technology; the Intel® IOP315 I/O processor chipset, with support for storage-area network and network-attached storage applications; and the Intel® 41210 serial-to-parallel PCI bridge, which is designed to simplify the transition from PCI to the new PCI Express interconnect technology.

Wireless Connectivity Products

Our strategy in wireless connectivity is to significantly accelerate deployment of WLAN capability by developing WLAN products and fostering the adoption of integrated WLAN into the mobile and notebook computer segments. In 2003, we introduced the Intel® PRO/Wireless 2100 and Intel® PRO/Wireless 2100A network connections for notebook computers based on Intel Centrino mobile technology. The Intel PRO/Wireless 2100 network connection features 802.11b wireless functionality, and the Intel PRO/Wireless 2100A features both 801.11a and 802.11b capability. Compared to products based on 802.11b, products based on the 802.11a specification can provide a faster exchange of data between computing devices and networks.

In January 2004, we introduced the Intel® PRO/Wireless 2200BG network connection, featuring both 802.11b and 802.11g wireless functionality for notebook PCs based on Intel Centrino mobile technology. The 802.11b and 802.11g specifications use the same 2.4-GHz band, but the 802.11g specification has a faster transmission speed. The Intel PRO/Wireless 2200BG solution allows a data transfer rate of 54 Mbps and is designed to maintain a high throughput at longer ranges in office or home environments, along with efficient use of power to enable longer system battery life. We plan to have an 802.11a/b/g wireless networking component in production in 2004.

Communications Infrastructure Products

Our communications infrastructure components include products such as network and embedded processors, which provide programmable building blocks for modular communications platforms, and optical components. Unlike proprietary system platforms, modular communication platforms are standards-based solutions that offer network infrastructure builders flexible, low-cost, faster time-to-market options for designing their networks. Our strategy in network processing is to develop an industry-leading product roadmap, support efforts to develop modular communications standards and enable activities to accelerate silicon deployment. Our network processor products are based on the Intel® Internet Exchange Architecture (Intel® IXA) and include a range of advanced, programmable devices that are used in networking equipment to rapidly manage and direct data moving across the Internet and corporate networks. At the core of Intel IXA is the Intel XScale microarchitecture, which offers low power consumption and high-performance processing for a wide range of Internet devices.

In February 2003, we introduced three network processors for home and small-business networking equipment: the Intel® IXP420, IXP421 and IXP422 network processors. These processors are designed to provide equipment makers with a wide range of WAN and LAN interfaces for a variety of applications. The Linksys Group, Inc., a division of Cisco Systems, Inc. and a developer of wireless devices for business and hotspot environments, announced that it is using one of these processors in a new generation of 802.11 wireless access points for small to mid-size businesses.

Our embedded processing components are used for high-performance applications and control processing for modular communications and networked storage equipment. These processing components are also used in industrial automation equipment, point-of-sale systems and monitoring equipment, as well as other applications. Our product families include the Celeron and Intel® Pentium® III processors, as well as the Mobile Intel Pentium 4 Processor-M and the Intel Pentium 4 processor. We also offer Intel Xeon processors with HT Technology, providing increased performance for wireless infrastructure equipment. In April 2003, we added the Intel Pentium M processor for embedded communications applications, which brings higher performance and better power management to ultra-dense modular communications equipment. It is used to manage network processors, line cards and other components in equipment such as radio network controllers and media gateway controllers.

In June 2003, we announced that we will support Advanced Switching, a standards-based extension of the PCI Express technology designed for the computing industry. Advanced Switching builds on the PCI Express technology to provide advanced communications features for interconnecting components and system boards in communications, storage and embedded applications. Having a widely accepted modular specification for interconnect technology is expected to lower development costs, increase reusability of technology and reduce time-to-market of new products. In September 2003, we demonstrated our first chips based on PCI Express technology and detailed our plans for integrating the next-generation interconnect of this technology into forthcoming computing and communications products in 2004.

In October 2003, we announced a new suite of Intel® NetStructure™ communications building blocks based on the Advanced Telecom Computing Architecture (an architecture for building standards-based wireless base station equipment) and featuring Intel microprocessors and network processors. The new products are designed to deliver high performance and high availability in carrier-grade wireless and wired telecommunications infrastructure applications.

In March 2003, we introduced the Intel® TXN18107 10-Gpbs XFP Transceiver, an optical transceiver that operates at multiple data rates, enabling equipment manufacturers to qualify a single part for multiple applications.

Microcontrollers

Our microcontrollers are primarily used in automotive systems. Product families include the Intel® 186, Intel386™, Intel486™ and Intel® i960® processors; and 8-bit and 16-bit microcontrollers.

Wireless Communications and Computing Group

WCCG provides component-level building blocks for digital cellular communications and other applications requiring both low-power processing and high performance. For the handheld platform, including cellular phones and personal digital assistants (PDAs), our current products include flash memory, application and cellular processors based on the Intel XScale microarchitecture, and cellular baseband chipsets. In addition, our Intel® Personal Internet Client Architecture (Intel® PCA) outlines an architecture for communications, application and memory subsystems for data-enabled mobile phones, and portable handheld devices. Growth in the market segment for handheld computing and communications devices is dependent upon the increased use of devices with more data-intensive applications and additional capabilities.

Net revenue for WCCG made up approximately 6% of our consolidated net revenue for 2003.

Flash Memory

Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Flash memory is based on either NOR or NAND architectures. Our flash memory is based on the NOR architecture. NOR flash memory, with its fast “read” capabilities, has traditionally been used to store executable code. NAND flash memory, which is slower in reading data but faster in writing data, has traditionally been used in products that either required large storage capacity or fast write applications, such as MP3 music players, memory cards and digital cameras. Although our NOR flash memory is currently used predominantly in mobile phones and PDAs, it is also found in other consumer products, including set-top boxes and MP3 players.

In April 2003, we introduced the Intel® Ultra-Thin Stacked Chip-Scale Packaging, featuring 1.8-volt Intel StrataFlash® wireless memory. This product allows up to five ultra-thin memory chips to be stacked in one package, delivering greater memory capacity and lower power consumption in a smaller package. With heights as low as 1.0mm, this new package allows manufacturers to increase memory density and provide features such as camera capabilities, games and e-mail in relatively thin cell phones. Intel StrataFlash wireless memory technology allows 2 bits of data to be stored in each memory cell, for higher storage capacity and lower cost.

In October 2003, we introduced the Intel StrataFlash® Wireless Memory System, a memory system designed for next-generation handsets that require memory storage for large embedded data applications such as camera images and audio and video files. The system contains code execution, data storage and RAM working space memory in one small package and operates at 1.8 volts to support longer battery life.

Application Processors for Handheld Computing Devices

We are working toward the convergence of computing and communications in the mobile handheld computing market segment by developing technology that combines baseband communications features with memory and applications processing functionality. In March 2003, we introduced “system-in-a-package” technology in the form of three new processors: the Intel® PXA263, Intel® PXA260 and Intel® PXA255 microprocessors. These processors, which are designed for PDAs and are based on Intel PCA, stack an Intel XScale technology-based processor directly on top of Intel StrataFlash memory chips in a single package. With stack packaging, manufacturers of these handheld devices can decrease the size of the form factor, as well as help reduce their time-to-market.

In September 2003, we announced key details about our next-generation of Intel XScale technology-based processors to be used in cell phones, PDAs and other wireless devices. We plan to incorporate additional features in these processors that are intended to help wireless devices capture higher quality pictures, extend battery life and deliver fast multimedia performance. These features will include Intel® Quick Capture technology, an interface that allows a digital camera to connect to a cell phone or PDA; Intel® Wireless MMX™ technology, which is designed to speed multimedia performance; and Wireless Intel SpeedStep® technology, which dynamically adjusts the power and performance of the processor based on CPU demand, often resulting in lower power consumption for wireless handheld devices.

Cellular Processors

Addressing the trend toward the convergence of computing and communications, in February 2003 we introduced the first cellular processor using advanced “wireless-Internet-on-a-chip” technology: the Intel® PXA800F cellular processor. It is the industry’s first product that integrates computing, communications and memory functions on one chip. Built on our 130-nanometer silicon manufacturing technology, the chip combines a high-performance, low-power processor running at 312 MHz based on the Intel XScale technology with 4 MB of integrated on-chip flash memory and 512 KB of SRAM. It also includes a 104-MHz digital signal processor with additional memory, resulting in a complete system on a single chip for GSM (Global System for Mobile Communications)/GPRS (General Packet Radio Service) cellular networked devices. Although the timing of availability for this cellular processor was later than we had initially planned, we continue to work with our customers to help them launch products incorporating this processor.

Cellular Baseband Chipsets

We offer baseband chipsets for multi-mode, multi-band wireless handsets. Our chipsets support multiple wireless standards and deliver enhanced voice quality and high integration capability, with reduced power consumption and costs. We offer the Intel® D5205 TDMA (Time Division Multiple Access) Baseband Chipset, a compact two-chip solution, and the Intel® 5206 TDMA Baseband Chip, a compact single-chip solution, both for dual-mode cellular and Personal Communication Services (PCS) band applications. We also offer the Intel® D5314 PDCharm2 Single-Chip Baseband, a compact single-chip solution for dual-rate (full- and half-rate) baseband processing for personal digital cellular handheld phones.

Manufacturing, Assembly and Test

As of year-end 2003, more than 75% of our wafer manufacturing, including microprocessor, chipset, flash memory and networking silicon fabrication, was conducted within the U.S. at our facilities in Oregon, Arizona, New Mexico, Massachusetts, California and Colorado. Outside the U.S., almost 25% of our wafer manufacturing, also including wafer fabrication for microprocessors, chipsets, flash memory and networking silicon, was conducted at our facilities in Israel and Ireland. Currently, our facilities in Israel manufacture primarily chipsets.

In 2003, we continued to transition our manufacturing facilities from 200mm (8-inch) wafers to 300mm (12-inch) wafers. The conversion to 300mm wafers allows for more efficient use of our capital investment in equipment by providing more than twice as many equivalent chips per wafer as 200mm wafers. Two of our facilities, in Oregon and New Mexico, currently manufacture products using 300mm wafers. We expect to have three 300mm wafer fabrication facilities by the end of 2004, with the third facility under construction in Ireland. We also announced plans for two additional facilities, in Oregon and Arizona, to start production using 300mm wafers after 2004. However, as of year-end 2003, a substantial majority of our microprocessors and chipsets were manufactured on 200mm wafers in Arizona, Oregon, Israel, Massachusetts, Ireland, New Mexico and California.

We also began manufacturing microprocessors on our most advanced 90-nanometer (a nanometer is one billionth of a meter) process technology, the next generation beyond our 130-nanometer (0.13-micron) process technology. The 90-nanometer process technology is our most advanced high-volume production process featuring structures smaller than the size of a virus, the smallest microorganism. As we move to each succeeding generation of manufacturing process technology, we utilize less space per transistor, which enables us to put more transistors on an equivalent size chip, decrease the size of the chip or offer an increased number of integrated features, which can result in faster microprocessors, products that consume less power and/or products that cost less to manufacture. As of year-end 2003, the majority of our microprocessors and chipsets were manufactured using our 130-nanometer process technology.

We manufacture flash memory using our 130-nanometer process technology primarily in New Mexico, and also in Ireland and California. We also manufacture flash memory in Colorado using our 180-nanometer (0.18-micron) technology.

We manufacture microprocessor- and networking-related board-level products, primarily in Malaysia and California. We also use subcontractors to manufacture some board-level products and systems, and purchase certain communications networking products from external vendors, primarily in the Asia-Pacific region.

We perform a substantial majority of our components assembly and test at facilities in Malaysia, the Philippines, Costa Rica and China. In the third quarter of 2003, we announced plans to begin construction on an additional assembly and test facility in Chengdu, China. We plan to continue to invest in new assembly and test technologies and facilities to keep pace with our microprocessor, chipset and flash technology improvements. To augment capacity in the U.S. as well as internationally, we use subcontractors to perform assembly of certain products, primarily flash memory, chipsets, and networking and communications products, as well as third-party manufacturing services (foundries) to manufacture wafers for certain components, including networking and communications products. Our performance expectations for business integrity; ethics; environmental, health and safety compliance; and employment practices are the same regardless of whether our supplier and subcontractor operations are based in the U.S. or elsewhere.

We have thousands of suppliers, including subcontractors, providing our various materials and service needs. We set expectations for supplier performance and reinforce those expectations with periodic assessments. We communicate those expectations to our suppliers regularly and work with them to implement improvements when necessary. We seek, where possible, to have several sources of supply for all of these materials and resources, but we may rely on a single or limited number of suppliers, or upon suppliers in a single country. In those cases, we develop and implement plans and actions to reduce the exposure that would result from a disruption in supply. We also typically have multiple factories at various sites around the world producing our products. However, some products are produced in only one factory, and again we seek, through other actions and plans, to reduce the exposure that would result from a disruption at that factory.

Manufacturing of integrated circuits is a complex process. Normal manufacturing risks include errors and interruptions in the production process, defects in raw materials and disruptions at suppliers, as well as other risks, all of which can affect the timing of the manufacturing ramp and yields. A substantial decrease in yields would result in higher manufacturing costs and the possibility of not being able to produce sufficient volume to meet specific product demand.

We operate globally, with sales offices and research and development activities, as well as manufacturing and assembly and test facilities, in many countries, so we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. As part of our site-selection due diligence processes, we employ assessments of several criteria, which include the property’s physical characteristics or constructability, local utility infrastructure, transportation capability, availability of technical workforce, construction and supplier capabilities, permitting requirements and investment conditions. Employment practices and labor rights issues are incorporated in the diligence. Evaluations also include ratings for security concerns, which include corruption, terrorism, crime and political instability. Security concerns alone are sufficient to remove projects from consideration. Regardless of these efforts, if terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U.S., Israel or other locations, such events may disrupt production, logistics, security and communications, and could also result in reduced demand for Intel’s products. The impact of major health concerns, or of large-scale outages or interruptions of service from utility or other infrastructure providers, on Intel, its suppliers, customers or other third parties could also adversely affect our business and impact customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once they are identified, we assess the risks, and as we consider them to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

We maintain a program of insurance coverage for various types of property, casualty and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. The types and amounts of insurance obtained vary from time to time and from location to location depending on availability, cost and our decisions with respect to risk retention. Our worldwide risk and insurance programs are continually evaluated to seek to obtain the most favorable terms and conditions.

For information regarding environmental matters and proceedings related to certain facilities, refer to the headings “Compliance with Environmental, Health and Safety Regulations” below in this Item and “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

Employees

As of December 27, 2003, we employed approximately 79,700 people worldwide, with approximately 60% of these employees located in the U.S.

Sales and Marketing

In 2003, we conducted business with more than 2,000 direct customers worldwide. Most of our products are sold or licensed through sales offices located near major concentrations of users, primarily throughout the Americas, Europe, Asia-Pacific and Japan. Sales agreements typically contain standard terms and conditions covering matters such as pricing, payment terms and warranties, as well as indemnities for issues specific to our products, such as patent and copyright indemnities. From time to time we may enter into additional agreements with customers covering, for example, changes from our standard terms and conditions, new product development and marketing, private-label branding and other matters. Sales of particular products are generally conducted with purchase orders issued under the sales agreements. Most of Intel’s sales are made using electronic and web-based processes that allow the customer to review inventory availability and to track the progress of specific goods under order. Pricing on particular products may vary based on volumes ordered and other factors.

We sell our products worldwide directly to original equipment manufacturers (OEMs) and original design manufacturers (ODMs). ODMs provide design and/or manufacturing services to branded and unbranded private-label resellers. We also sell our products to industrial and retail distributors. Dell Inc. contributed approximately 19% to our total sales, and Hewlett-Packard Company contributed approximately 15% to our total sales, in 2003. A substantial majority of the sales to these customers consisted of Intel Architecture business products. No other customer accounted for more than 10% of our total revenue. For the information regarding revenue and operating profit by reportable segments and revenue from unaffiliated customers by geographic region/country, see “Note 22: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

Typically, distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. Most of our sales to distributors are made under agreements allowing for price protection on unsold merchandise and a right of return on stipulated quantities of unsold merchandise. We also utilize third-party sales representatives who generally do not offer directly competitive products but may carry complementary items manufactured by others. Sales representatives do not maintain a product inventory; instead, their customers place orders directly with us or through distributors.

Our worldwide reseller sales channel consists of thousands of indirect customers that are systems builders who purchase Intel microprocessors and other products from our distributors. These systems builders receive various levels of technical and marketing services and support directly from Intel. We have a “boxed processor program” that allows distributors to sell Intel microprocessors in small quantities to these systems-builder customers; boxed processors are also made available in direct retail outlets. Since 1994, our worldwide reseller sales channel has grown substantially and has become increasingly important to our business.

Our global marketing strategy is designed to associate our brands with advanced technology and innovation. Under the Intel® brand umbrella, the Intel Inside® brand is intended to represent technology leadership, quality and reliability. At the product level, the Itanium, Intel Xeon, Pentium, Celeron and Intel Centrino brands are part of the Intel Inside brand family.

We promote brand awareness and generate demand through our direct marketing and co-marketing programs. Our direct marketing activities include television, print and web-based advertising as well as press relations, consumer and trade events, and industry and consumer communications. In 2003, the primary focus of our direct marketing activities was the Intel Centrino mobile technology launch, with the Intel Pentium 4 processor with HT Technology and other product-level brands receiving targeted support.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside Program. Through the Intel Inside Program, OEMs are licensed to place the Intel Inside logos on computers with our microprocessors and our other technology and use the brands in advertisements. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for advertisements for products featuring the Intel Inside brand. This program broadens brand reach beyond the scope of our direct advertising.

Additionally, our reseller sales channel marketing programs are intended to extend the Intel Inside brand reach to channel customers and the businesses and individuals that purchase computer systems from them. In 2003, we initiated a program to extend the awareness of our brand outside of the OEM and system integrator community. As part of the Intel Centrino mobile technology launch, new co-marketing programs were initiated with wireless service providers and at public wireless access point locations. New co-marketing activities with independent system vendors are also under way.

Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the customer may have a right to return or to exchange the products and the recognition of revenue on the sale is deferred. The sales agreements typically provide that payment is due at a later date, such as 30 days after shipment, delivery or the customer’s use of the product. Our credit department sets accounts receivable and shipping limits for individual customers, for the purpose of controlling credit risk to Intel arising from outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance. Credit losses may still be incurred due to bankruptcy, fraud or other failure of the customer to pay. See “Schedule II—Valuation and Qualifying Accounts” on page 90 of this Form 10-K for information about our allowance for doubtful receivables.

Backlog

We do not believe that a backlog as of any particular date is indicative of future results. Our sales are made primarily pursuant to standard purchase orders for delivery of standard products. We have some agreements that give a customer the right to purchase a specific number of products during a specified time period. Although these agreements do not generally obligate the customer to purchase any particular number of such products, some of these agreements do contain billback clauses. Under these clauses, customers who do not purchase the full volume agreed upon are liable for billback on previous shipments up to the price appropriate for the quantity actually purchased. As a matter of industry practice, billback clauses are difficult to enforce. The quantity actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. In light of industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Competition

As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design and manufacture of integrated circuits and financial resources, as well as our global presence and brand recognition. Also, under our Intel Capital program we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. Our products compete, to various degrees, on the basis of performance, quality, features that enhance user experience, brand recognition, price and availability. Our ability to compete also depends upon our ability to provide worldwide support for our customers. Rapid technological advances characterize the computing and communications industries, and our ability to compete depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements, and develop and launch new products to meet changing requirements, while reducing our costs at the same time. Our products compete with products developed for similar or rival architectures and with products based on the same or rival technology standards. Our competitors also routinely add features to their products, seek to increase the performance of their products and/or sell their products at lower prices over time. We cannot predict whether our products will continue to compete successfully with existing rival architectures and/or whether new architectures will establish or gain broad acceptance or increase competition with our products. We also cannot predict which competing technology standards will become the prevailing standards in the market segments in which we compete.

In the semiconductor industry, as unit volumes grow, production experience is accumulated and costs decrease, further competition develops, and as a result, prices decline rapidly. The life cycle of our products is very short, sometimes less than a year. Many companies compete with us in the various computing, networking and communications market segments, and are engaged in the same basic fields of activity, including research and development. Worldwide, these competitors range in size from large established multinational companies with multiple product lines to smaller companies and new entrants to the marketplace that compete in specialized market segments. In some cases, our competitors are also our customers and/or suppliers. Some competitors have integrated operations, including their own manufacturing facilities, while other competitors perform certain functions themselves and outsource design, manufacturing and/or other functions. Competitors who outsource their manufacturing can significantly reduce their capital expenditures.

With the trend toward convergence in computing and communications products, product offerings will likely cross over into multiple categories, offering us new opportunities, but also resulting in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. In markets where our competitors have established products and brand recognition, it may be inherently difficult for us to compete against them. When we believe it is appropriate, we will take various steps, including introducing new products, discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products and to be competitive within each relevant market segment.

Most of our products, including all of our Intel architecture microprocessors and chipsets, are built in our own manufacturing facilities, although a substantial portion of ICG’s manufacturing is performed by third-party manufacturers. We believe that our network of manufacturing facilities and assembly/test facilities gives us a competitive advantage. This network enables us to have more direct control over our processes, quality control, product cost, volume and timing of production and other factors. These types of facilities are very expensive, and many of our competitors do not own such facilities because they cannot afford to do so or because their business models involve the use of third-party facilities for manufacturing and assembly/test. These “fabless semiconductor companies” include Broadcom Corporation, NVIDIA Corporation, QUALCOMM Incorporated, and VIA Technologies, Inc. Some of our competitors own portions of such facilities through investment or joint-venture arrangements with other companies. There is a group of third-party manufacturing and assembly/test companies (foundries) that offer their services to companies without owned facilities or companies needing additional capacity. These foundries may also offer intellectual property, design services, and other goods and services to our competitors.

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

We plan to continue to cultivate new businesses and work with the computing, communications and consumer electronics industries through standards bodies, trade associations, OEMs, ODMs, and independent software and operating system vendors, to align the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to create the infrastructure for wireless network connectivity. We are also working with the industry to develop software applications and operating systems that take advantage of our microprocessors, chipsets and other next-generation semiconductor devices with higher performance or advanced features, including advanced technology capabilities integrated at the silicon level. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. Our competitors may also participate in the same initiatives, and our participation does not ensure that any standards or specifications adopted by these organizations will be consistent with our product planning. Participation in such initiatives may require us to license our patents to other companies that adopt the standards or specifications, even when such organizations do not adopt standards or specifications proposed by Intel. Any Intel patents implicated by our participation in such initiatives might not be available for us to enforce against others who might be infringing those patents.

We compete globally in all of the market segments in which we offer products. We cannot be assured that the patents and licenses on our products will be honored in all regions. As various geographies become more significant to our business, we cannot be sure of the scope of intellectual property rights that will be granted to us or to third parties with whom we do not have licenses. Thus, we have no assurance about the scope of rights that we can enforce against others in various geographies where our business is growing or the rights that they can assert against us. In addition, in certain regions, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or requiring that products meet specified standards that serve to favor local companies, negatively impacting Intel’s ability to achieve an economic return for its innovation and investment.

Intel Architecture Business

For the desktop platform, our strategy is to introduce microprocessors and chipsets with higher performance and/or advanced technology features, tailored to the needs of different market segments using a tiered branding approach. For the mobile platform, our strategy is to deliver products optimized for some or all of the four mobility vectors: performance, battery life, form factor and wireless connectivity. For the enterprise platform, our strategy is to provide processors and chipsets with high performance and/or advanced technology features, as well as competitive price for performance for entry-level to high-end servers and workstations.

Our financial results are substantially dependent on microprocessor sales by the Intel Architecture operating segment. Many of our competitors (including Advanced Micro Devices, Inc. (AMD), our primary microprocessor competitor) market software-compatible products that are intended to compete with Intel architecture-based processors. We also face competition from companies offering rival microprocessor designs, such as International Business Machines Corporation (IBM), which supplies microprocessors to Apple Computer, Inc. AMD has introduced microprocessor product offerings for the desktop and server market segments that are based on 32-bit architecture with 64-bit memory address extensions. Microprocessors with 64-bit addressing capability can address significantly more memory than 32-bit microprocessors. We currently have desktop and server microprocessor product offerings based on our IA-32 architecture, and we offer the Intel Itanium processor family, based on 64-bit architecture, for enterprise-class servers and supercomputing solutions. We believe that the features of the Itanium architecture, including high-end performance, scalability, 64-bit addressing and reliability, provide capabilities that users in this market segment require. We plan to introduce Intel Xeon processors based on the IA-32 architecture with 64-bit extension technology for workstations and servers in mid-2004. We continuously evaluate all of our product offerings and the timing of their introduction, taking into account factors such as customer requirements, availability of infrastructure to take advantage of product features and maturity of applications software for each type of processor in the relevant market segments. Any decision to make microprocessors with 64-bit extension technology available in the desktop or other market segments will be based on both timing of availability of the infrastructure (including an operating system geared toward consumers) required to support them and demand for these processors from our OEM customers.

Competitive product offerings continue to increase in the market segments where we have product offerings. Our desktop processors compete with products offered by AMD, IBM and VIA, among others. Our mobile microprocessor products compete with products offered by AMD, IBM, Transmeta Corporation and VIA, among others. Our server processors compete with software-compatible products offered by AMD and with established products based on rival architectures, including those offered by Hewlett-Packard Company, IBM and Sun Microsystems, Inc. Our chipsets compete in the various market segments against different types of chipsets that support either our microprocessor products or rival microprocessor products. Competing chipsets are produced by companies such as ATI Technologies, Inc., Broadcom, NVIDIA, Silicon Integrated Systems Corporation (SIS) and VIA. We also compete with companies offering graphics components and other special-purpose products used in the desktop, mobile and server market segments. One aspect of our business model is to incorporate higher performance and advanced features into the microprocessor and chipset, the demand for which may increasingly be affected by competition from companies (such as NVIDIA and ATI) whose business models are based on incorporating performance and advanced features into chipsets and other components (such as graphics controllers).

Intel Communications Group

Within ICG, our strategy is to be the leading supplier of silicon and integrated networking and communications building blocks for OEMs and other systems builders. We are developing products that we believe will help to build out the Internet: products designed for wired and wireless connectivity, communications infrastructure and networked storage. In these areas, we face competition from both established and emerging companies. Our products currently compete against offerings from companies such as Applied Micro Circuits Corporation, Broadcom, Globespan Virata, Inc., IBM, Marvell Technology Co. Ltd. and Texas Instruments Incorporated. Intel and many of our competitors acquire alternative technologies and products from other companies in an effort to achieve leading-edge market segment positions. Certain market segments in which ICG may compete, such as networking and telecommunications products, have experienced an overall economic decline. These market conditions have resulted in increased competition for the remaining available business opportunities. We cannot predict whether our networking and communications products will continue to compete successfully with those of our existing competitors or new market entrants.

Wireless Communications and Computing Group

Within WCCG, our current products include flash memory, application and cellular processors based on the Intel XScale microarchitecture, and cellular baseband chipsets. In our various market segments, our products currently compete with the products of other companies, such as FASL LLC (a joint venture between Fujitsu Limited and AMD), QUALCOMM, Samsung Semiconductor Inc., ST Microelectronics Group and Texas Instruments. The megabit demand of the products that make use of flash memory is increasing, and our NOR flash memory products may face increased competition from companies that manufacture NAND flash products, as OEMs may look for opportunities to use NAND flash products with additional random access memory or in combination with NOR flash memory for executable-code applications. Various digital cellular technologies are used throughout the cellular communications industry, including but not limited to GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), CDMA (Code Division Multiple Access) and WCDMA (Wideband CDMA). Our ability to compete successfully with our cellular baseband chipsets is dependent on having products available for the most prevalent or widely adopted digital cellular technology. Our current product offerings are for use in cell phones and PDAs that incorporate the GSM/GPRS cellular technologies. Our products planned for release in 2004 will be targeted for the WCDMA as well as GSM/GPRS cellular technologies.

Research	and Development

Our continued emphasis on research and development (R&D) has enabled us to be a leader in our industry, particularly in the area of the design and manufacture of integrated circuits. Much of our R&D efforts have been centered on accelerating the convergence of computing and communications, primarily through silicon integration as well as through industry collaboration, enabling us to deliver leading-edge technologies and permitting our customers to commit to the use of these new technologies in the development and expansion of their own product offerings. Specifically, our R&D activities are directed toward developing new silicon-level products and architectures; advanced computing, communications and wireless technologies; and new manufacturing, packaging and testing processes; as well as improving existing products and lowering costs. In addition, we believe we are well positioned in the technology industry to help drive innovation, foster collaboration and promote industry standards that will yield innovative and improved technologies for end users.

Our R&D model is based on a global, decentralized organization that emphasizes a collaborative approach in identifying and developing new technologies, leading standards initiatives and influencing regulatory policy to accelerate the adoption of new technologies. Our Corporate Technology Group (CTG) strives to align our R&D initiatives across our business groups to meet our long-term goals. In addition, CTG works with a decentralized worldwide network of researchers, scientists and engineers in the computing and communications fields. A decentralized network of technology professionals allows us, as well as others in our industry, to benefit from development initiatives in a variety of areas, eventually leading to innovative technologies for end users. We view technology standards as an important way to advance new technologies and foster industry infrastructures or ecosystems. We therefore work with industry, government and education sectors in various areas to help establish technology standards, ultimately incorporating many of these standards into our own product offerings.

We perform a substantial majority of our design and development of semiconductor components and other products in the U.S. Outside the U.S., we have been increasing our product development activities at various locations, including Israel, Malaysia, India, China and Russia. We also maintain R&D facilities in the U.S. that are focused on developing and improving manufacturing processes, as well as facilities in the U.S., Malaysia and the Philippines that are dedicated to improvements in assembly and test processes.

As devices take advantage of converged computing and communications capabilities, our goal is to continue to deliver processors with higher performance and/or advanced technology features such as HT Technology and features offered with our Intel Centrino mobile technology. During 2003, we expanded HT Technology from our server product lines to our desktop and mobile transportable product lines. We also continued R&D activities in support of Intel Centrino mobile technology. In September 2003, we announced our intention to introduce a new mobile platform, based on Intel Centrino mobile technology, in the second half of 2004. This new mobile platform is expected to incorporate a future version of the Pentium M processor and a new chipset, as well as integrate 802.11 a/b/g wireless LAN capability, enabling faster wireless communications and support for industry-standard security solutions.

In addition to the multithreading or multitasking capability found in HT Technology and the enhanced mobile computing features offered with Intel Centrino mobile technology, we believe that system security, reliability and manageability features at the hardware level will provide an enhanced computing experience for end users, and we are currently working on new technologies to meet these needs. We are designing technology intended to provide future security enhancements for our processors, chipsets and platforms. This technology, when combined with optimized software, will help protect against software-based attacks on computer systems. We are also designing technology intended to enable multiple, independent software environments in a single PC, improving the end-user experience by increasing system reliability, flexibility and responsiveness, as well as speeding the ability to recover from computer crashes.

We believe that technology-industry product developments and the convergence of computing and communications should increase demand for our higher performance enterprise platform products. In particular, we anticipate increased demand for our products to support new developments in data traffic management, storage, and wireless computing and communications needs. In line with this belief, we continued our development initiatives around enterprise platform products, and in September 2003, we disclosed details of an upcoming Intel Xeon processor that will contain a dual core on one chip (two microprocessors on the same chip). We also plan to make the Intel Itanium 2 processor available with multiple cores.

Our leadership in silicon technology has allowed us to continue to help extend “Moore’s Law” (doubling the number of transistors on a chip every couple of years), increasing performance while reducing manufacturing costs, and also to help expand Moore’s Law, bringing new capabilities into silicon and producing new products optimized for a wider variety of applications. We are currently manufacturing microprocessors using the 90-nanometer process technology. Our 90-nanometer process technology combines the use of strained silicon and copper interconnects that have integrated advanced materials (carbon-doped oxide dielectric material). By using strained silicon, electrical current is able to flow more smoothly, increasing the speed of transistors. The copper interconnects integrated with these advanced materials allow for increased signal speed and reduced power consumption. We also continue to work on incorporating communications capabilities into our 90-nanometer manufacturing process. These capabilities include the use of high-speed transistors and “mixed-signal” circuitry, aimed at producing faster, more integrated and less costly communications chips. In 2003, we announced plans to convert and build manufacturing facilities to begin development of our next-generation 65-nanometer manufacturing process. We expect to begin manufacturing products using 65-nanometer process technology in 2005.

We also have R&D initiatives in other wireless, networking and communications product areas. For wireless devices, we have development projects surrounding the Intel PCA architecture. The Intel PCA architecture is our development blueprint for designing wireless handheld communications devices that combine voice communications and Internet access capabilities. Development initiatives around Intel PCA include processor design based on the Intel XScale technology, digital signal processing core development, improved packaging formats and other communications intellectual property. In the longer term, our wireless R&D efforts are anticipated to encompass a wide array of activities ranging from RF (radio frequency) circuit and adaptive radio architecture designs to global communications standards advocacy and regulatory policy reform. These efforts seek to help make wireless connectivity ubiquitous by integrating radio capability into our processors and chipsets.

For networking and communications products, we have focused our development efforts on wireless technologies based on new generations of 802.11 industry standards, and these efforts have led to higher performance Ethernet connectivity products. We are working to develop silicon based on the IEEE 802.16d standard (also called WiMAX), which is a wireless broadband access technology that links WLAN/WiFi hotspots, provides broadband wireless connectivity to businesses and homes, and is expected to enable broadband wireless access as an alternative to existing “last mile” methods such as cable and digital subscriber lines (DSL). We also have development initiatives focusing on 802.11n, a next-generation WLAN technology that is expected to enable approximately three times the performance of current 802.11 solutions. Finally, our efforts in network and communications initiatives have led to higher performance network processors based on the Intel XScale technology, modular communications building blocks that reduce development costs and time for network systems developers, and standardized optical components and modules for reduced power consumption and cost.

In addition, we are working to bring advanced silicon technologies to consumer electronics. We are currently developing a new technology based on a technique called Liquid Crystal on Silicon (LCOS). LCOS is used to create small chips called micro-displays that produce images that are displayed on large-screen, rear-projection televisions.

Our R&D on both processes and products may involve current-generation activities as well as development of process and product roadmaps extending into the future for successive generations. Our manufacturing process work, particularly for future process technology generations, typically involves substantial experimentation, invention and evaluation relating to numerous aspects of manufacturing capability. To varying degrees, these efforts rely on the work of third parties such as university researchers and manufacturers of semiconductor factory equipment. Our process development work may involve alternative and competing technologies, and, for technological or other business reasons, not all of our efforts will result in technology that we deploy in our manufacturing operations.

From time to time, we may terminate product development before completion or decide not to manufacture and sell a developed product. We do not expect that all of our product development projects will result in products that are ultimately released for sale. For a variety of reasons, we may decide not to move forward with a particular product. For example, we may decide that the product might not be sufficiently competitive in the relevant market segment, or for technological or marketing reasons, we may decide to offer a different product instead. Our products often incorporate features that will only increase the product’s performance or be otherwise useful to the end user if other companies have developed operating systems, other software applications or other hardware that take advantage of these features. We continue to work with other hardware and software companies and industry groups to encourage the development of product offerings designed to take advantage of our products’ features.

We continue our commitment to invest in leading-edge technology development. Our expenditures for R&D were $4,360 million in fiscal 2003, $4,034 million in fiscal 2002 and $3,796 million in fiscal 2001. Additionally, we incurred charges for purchased in-process R&D related to acquisitions of $5 million for fiscal 2003, $20 million for fiscal 2002 and $198 million for fiscal 2001. While we held the total number of employees flat, we increased the number of our employees engaged in R&D to approximately 23,000 at December 2003 compared to approximately 21,000 at December 2002.

Acquisitions and Strategic Investments

The level of new acquisition and strategic investment activity for 2003 and 2002 was substantially lower than in prior years. During 2003, we completed one acquisition for total consideration of $21 million. We also acquired one development-stage operation in exchange for total consideration of approximately $40 million.

Under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. The Intel Capital program focuses on investing in companies and initiatives to stimulate growth in the Internet economy and its infrastructure, create new business opportunities for Intel, and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. This strategic investment program helps advance our overall mission to be the preeminent supplier of building blocks to the worldwide Internet economy. Many of our investments are in private companies, including development-stage companies with little or no revenue from current product offerings.

We invest in companies that develop software, hardware and other technologies or provide services supporting our technologies. Our current investment focus areas include: enabling mobile and Internet client devices, helping to create the digital home, advancing high-performance communications infrastructures and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

Intellectual Property and Licensing

Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets, trademarks and maskwork rights. We maintain an active program to protect our investment in technology by enforcing our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems. We intend to license our intellectual property rights broadly where we can obtain adequate consideration. See “Competition” in Part I, Item 1 of this Form 10-K.

We have filed and obtained a number of patents in the U.S. and abroad. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent. We and other companies in the computing, telecommunications and related high-technology fields typically apply for and receive, in the aggregate, thousands of patents annually in the U.S. and other countries. We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted. As we expand our product offerings into new industries, such as consumer electronics, we extend our patent development efforts to patent such product offerings. Established competitors in these industries may already have patents covering similar products, and while our patents in adjacent technology areas may serve to deter some claims of infringement, there is no assurance that we will be able to obtain patents covering our own products, or that we will be able to obtain cross licenses from such competitors on favorable terms or at all.

The software embedded in our component and system-level products is entitled to copyright protection. Under some circumstances, we may require our customers to obtain a software license before we provide them with that software.

To distinguish genuine Intel products from our competitors’ products, we have obtained certain trademarks and trade names for our products, and we maintain cooperative advertising programs with OEMs to promote our brands and identify products containing genuine Intel components.

We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information.

Our ability to enforce our patents, copyrights, software licenses and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us. Like many companies in the semiconductor and other high-technology industries, we receive claims that we may be infringing others’ intellectual property rights. In addition, our sales agreements often contain intellectual property indemnities, such as patent and copyright indemnities, and our customers may assert claims against us for indemnity when they receive claims alleging that our customers’ products infringe others’ intellectual property rights. When we receive such claims, we refer them to our counsel, and current claims are in various stages of evaluation and negotiation. If we determine that it is necessary or desirable, we may seek licenses for certain intellectual property rights. However, we can give no assurance that we will be able to obtain licenses from any claimant, or that we can accept the terms of any offered licenses. Further, we are not able to resolve every dispute without litigation, which is typically time-consuming and expensive. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay material amounts of damages. See also the information under the heading “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

Compliance with Environmental, Health and Safety Regulations

Intel is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for our employees, contractors and the communities in which we do business. We have environmental, health and safety (EHS) policies and expectations that are applied to our global operations. Each of Intel’s worldwide manufacturing and assembly/test sites is certified to the International Organization for Standardization (ISO) 14001 environmental management system standard, which requires that a broad range of environmental processes and policies be in place to minimize environmental impact and maintain compliance with environmental regulations. Intel’s internal environmental auditing program includes not only compliance components, but also modules on business risk, environmental excellence and management systems. We have internal processes that focus on minimizing and properly managing any hazardous materials used in our facilities and products. We monitor regulatory trends and set company-wide short- and long-term performance targets for key resources and emissions. These targets address several parameters, including energy and water use, climate change, waste recycling and emissions. Intel remains on track to achieve our voluntary commitment to, by 2010, reduce emissions of certain global warming gases by 10% from 1995 levels. Due to Intel’s increase in manufacturing since 1995, this equates to an actual reduction in 2004 of more than 90% from what Intel would have emitted without the voluntary reduction. The company also has several key technologies designed to reduce energy use in our products and products using our components and recently added an energy reduction goal to its list of EHS performance indicators. For example, all Intel desktop processors produced in 2003 are capable of taking advantage of the advanced energy savings features of the Instantly Available PC platform, which makes it possible to have a high-performance, feature-rich PC that is power efficient when both active and idle, and remains connected to a network even when powered off.

The manufacture, assembly and testing of Intel products requires the use of hazardous materials that are subject to a broad array of EHS laws and regulations. As Intel continues to advance process technology, the materials, technologies and products themselves become increasingly complex. Our evaluations of new materials for use in R&D, manufacturing, and assembly and test take into account EHS considerations and are a component of Intel’s design for EHS processes. Many new materials being evaluated for use may be subject to regulation under existing or future laws and regulations. Failure to comply with any of the applicable laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, and legal liability. Intel’s failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject the company to future liabilities. Existing or future laws and regulations could require Intel to procure pollution abatement or remediation equipment, modify product designs, or incur other expenses associated with the laws and regulations. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a material adverse effect on our operations. Compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into our manufacturing and assembly and test processes. To our knowledge, compliance with these laws and regulations has had no material effect upon our operations. We also refer to the information under the heading “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

Executive Officers of the Registrant

The following sets forth certain information with regard to executive officers of Intel (ages are as of December 27, 2003):

Andrew S. Grove (age 67) has been a director of Intel since 1974 and Chairman of the Board since 1997. Dr. Grove was Chief Executive Officer from 1987 to 1998, President from 1979 to 1997 and Chief Operating Officer from 1976 to 1987.

Craig R. Barrett (age 64) has been a director of Intel since 1992 and Chief Executive Officer since 1998. Prior to that, Dr. Barrett was President from 1997 to 2002, Chief Operating Officer from 1993 to 1997 and Executive Vice President from 1990 to 1997.

Paul S. Otellini (age 53) has been a director of Intel and President and Chief Operating Officer since 2002. Prior to that, Mr. Otellini was Executive Vice President and General Manager, Intel Architecture Group, from 1998 to 2002; Executive Vice President and General Manager, Sales and Marketing Group, from 1996 to 1998; and Senior Vice President and General Manager, Sales and Marketing Group, from 1993 to 1996.

Andy D. Bryant (age 53) has been Executive Vice President and Chief Financial and Enterprise Services Officer since 2001, and was Senior Vice President and Chief Financial and Enterprise Services Officer from 1999 to 2001. Prior to that, Mr. Bryant was Senior Vice President and Chief Financial Officer in 1999, and Vice President and Chief Financial Officer from 1994 to 1999.

Sean M. Maloney (age 47) has been Executive Vice President and General Manager, Intel Communications Group, since 2001. Prior to that, Mr. Maloney was Executive Vice President and Director, Sales and Marketing Group, in 2001; Senior Vice President and Director, Sales and Marketing Group, from 1999 to 2001; Vice President and Director, Sales and Marketing Group, from 1998 to 1999; and Vice President, Sales, and General Manager, Asia-Pacific Operations, from 1995 to 1998.

Robert J. Baker (age 48) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since 2001, and was Vice President and General Manager, Components Manufacturing, from 2000 to 2001. Prior to that, Mr. Baker managed Fab Sort Manufacturing from 1999 to 2000 and Microprocessor Components Manufacturing from 1996 to 1999.

Sunlin Chou (age 57) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since 1998. Mr. Chou was Vice President, Technology and Manufacturing Group, from 1988 to 1998.

F. Thomas Dunlap, Jr. (age 52) has been Senior Vice President and General Counsel since 2001, and was Vice President and General Counsel from 1987 to 2001. Mr. Dunlap served as Secretary from 1983 to 2002.

Jason Chun Shen Chen (age 42) has been Vice President and Director, Sales and Marketing Group, since April 2003, and was Vice President and Co-General Manager of the Asia-Pacific Sales Region from 1999 to April 2003. Prior to that, Mr. Chen was Director of Distribution Sales for all of Asia-Pacific from 1997 to 1999.

John H. F. Miner (age 48) has been a Vice President of Intel Corporation and President of Intel Capital since April 2003, and was Vice President and General Manager of Intel Capital from 2002 to April 2003. Prior to that, Mr. Miner was Vice President, New Business Group, from 2001 to April 2003; and Vice President and General Manager, Communications Products Group, from 1999 to 2001.

Arvind Sodhani (age 49) has been Vice President and Treasurer since 1990.

Corporate Governance

Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body, responsible for hiring, overseeing and evaluating management, particularly the Chief Executive Officer (CEO); and management runs the company’s day-to-day operations. The Board believes that there should be a substantial majority of independent directors on the Board. The Board also believes that it is useful and appropriate to have members of management, including the Chief Executive Officer, as directors.

The Board’s general policy, based on experience, is that the positions of Chairman of the Board and Chief Executive Officer should be held by separate persons as an aid in the Board’s oversight of management. In addition, the Board has an independent director designated as the Lead Independent Director, who is responsible for coordinating the activities of the other independent directors and performs various other duties. The general authority and responsibilities of the Lead Independent Director are established in a written charter adopted by the Board.

The current Board members include ten independent directors and three members of Intel’s senior management. The Board members include Craig R. Barrett, Intel’s Chief Executive Officer; Ambassador Charlene Barshefsky, Senior International Partner at the Wilmer, Cutler & Pickering law firm; E. John P. Browne, Group Chief Executive of BP plc; Winston H. Chen, Chairman of Paramitas Foundation; Andrew S. Grove, Intel’s Chairman of the Board; D. James Guzy, Chairman of Arbor Company; Reed E. Hundt, Advisor to McKinsey and Company and Venture Partner of Benchmark Capital; Paul S. Otellini, Intel’s President and Chief Operating Officer; David S. Pottruck, President and Chief Executive Officer of The Charles Schwab Corporation; Jane E. Shaw, Chairman and Chief Executive Officer of Aerogen, Inc.; John L. Thornton, Professor and Director of Global Leadership at Tsinghua University, Beijing, China; David B. Yoffie, Professor of International Business Administration, Harvard Business School; and Charles E. Young, President Emeritus of the University of Florida and Chancellor Emeritus of the University of California at Los Angeles. Messrs. Chen and Young are not standing for reelection at the next Annual Stockholders’ Meeting. The Board also has two Directors Emeriti, Gordon E. Moore and Leslie L. Vadasz, who may participate in Board meetings but do not vote.

“Independent” Directors.  Each of the company’s directors other than Messrs. Grove, Barrett and Otellini qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market (NASDAQ)*. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to Intel and Intel’s management.

In addition, the members of the Audit Committee of the Board also each qualify as “independent” under special standards established by the Securities and Exchange Commission (SEC) for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. E. John P. Browne is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Browne’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Browne any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Board Responsibilities and Structure.  The primary responsibilities of the Board of Directors are oversight, counseling and direction to Intel’s management in the long-term interests of Intel and its stockholders. The Board’s detailed responsibilities include: (a) selecting, regularly evaluating the performance of, and approving the compensation of the Chief Executive Officer and other senior executives; (b) planning for succession with respect to the position of Chief Executive Officer and monitoring management’s succession planning for other senior executives; (c) reviewing and, where appropriate, approving Intel’s major financial objectives, strategic and operating plans and actions; (d) overseeing the conduct of Intel’s business to evaluate whether the business is being properly managed; and (e) overseeing the processes for maintaining Intel’s integrity with regard to its financial statements and other public disclosures and compliance with law and ethics. The Chief Executive Officer, working with Intel’s other executive officers, has the authority and responsibility for managing Intel’s business in a manner consistent with Intel’s standards and practices, and in accordance with any specific plans, instructions or directions of the Board. The Chief Executive Officer and management are responsible for seeking the advice and, in appropriate situations, the approval of the Board with respect to extraordinary actions to be undertaken by Intel.

The Board and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as appropriate. Board agendas include regularly scheduled sessions for the independent directors to meet without management present, and the Board’s Lead Independent Director leads those sessions. The Board has delegated various responsibilities and authority to different Board committees as generally described below. Committees regularly report on their activities and actions to the full Board. Board members have access to all Intel employees outside of Board meetings, and the Board has a program that encourages each director to visit different Intel sites and events worldwide on a regular basis and meet with local management at those sites and events.

Board Committees and Charters.  The Board currently has, and appoints the members of, standing Audit, Compensation, Corporate Governance, Executive, Finance and Nominating Committees. Each member of the Audit, Compensation, Corporate Governance and Nominating Committees is an independent director in accordance with NASDAQ standards described above. Each of the Board committees has a written charter approved by the Board. Copies of each charter, including the charter describing the position of Lead Independent Director, are posted on the company’s web site at www.intc.com under the “Corporate Governance and Social Responsibility” section.

The Audit Committee assists the Board in its general oversight of Intel’s financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of Intel’s independent auditors.

The Compensation Committee reviews and approves salaries, equity incentives and other matters relating to executive compensation, and administers Intel’s stock option plans, including reviewing and granting stock options to executive officers. The Compensation Committee also reviews and approves various other company compensation policies and matters.

The Corporate Governance Committee reviews and reports to the Board on a periodic basis with regard to matters of corporate governance. The Corporate Governance Committee also reviews and assesses the effectiveness of the Board’s Guidelines on Significant Corporate Governance Issues and recommends to the Board proposed revisions to the Guidelines. In addition, the Corporate Governance Committee makes recommendations to the Board regarding the agenda for Intel’s annual stockholders’ meetings, reviews stockholder proposals and makes recommendations to the Board for action on such proposals.

The Executive Committee may exercise the authority of the Board between Board meetings, except to the extent that the Board has delegated authority to another committee or to other persons, and except as limited by Delaware law.

The Finance Committee reviews and recommends matters related to Intel’s capital structure, including the issuance of debt and equity securities; Intel’s dividend policy and dividend declarations; banking arrangements, including investment of corporate cash; and management of the corporate debt structure. In addition, the Finance Committee reviews and approves structured finance and other cash management transactions whose authorization is not otherwise approved by the Board or delegated to Intel’s management.

The Nominating Committee makes recommendations to the Board regarding the size and composition of the Board. The Nominating Committee is responsible for reviewing with the Board from time to time the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board. This assessment includes issues of diversity in numerous factors such as age; understanding of and experience in manufacturing, technology, finance and marketing; and international experience and culture. These factors, and others as considered useful by the Committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the Committee and of the Board may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective Board members. The Nominating Committee establishes procedures for the nomination process, recommends candidates for election to the Board and also nominates officers for election by the Board. Consideration of new Board nominee candidates typically involves a series of internal discussions, review of information concerning candidates and interviews with selected candidates. Candidates for nomination to the Board typically are suggested by Board members or by employees. With regard to the company’s newest directors, Ambassador Barshefsky was initially suggested as a candidate by an executive officer of the company, and Mr. Thornton was initially suggested as a candidate by a non-management director. In 2003, the company did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates. The Nominating Committee will consider candidates proposed by stockholders, and has from time to time received unsolicited candidate proposals from stockholders. Candidates proposed by stockholders are evaluated by the Committee using the same criteria as for other candidates.

Board members also sit on the Investment Policy Committee for Intel’s U.S. employee retirement plans. This committee includes Intel management representatives, and is responsible for adopting and amending investment policies as well as selecting and monitoring service providers for the plans. The committee also selects the investment alternatives offered under Intel’s 401(k) Savings Plan.

Attendance at Board, Committee and Annual Stockholders’ Meetings.  All directors are expected to attend each meeting of the Board and the committees on which he or she serves, and are also expected to attend the Annual Stockholders’ Meeting.

The Board does not have a formal policy that seeks to limit the number of board seats held by an independent director, but the Board’s guideline of 100% attendance at meetings reflects the Board’s expectation that each director will meet his or her commitments to the position. The time commitments of directors vary substantially with regard to their individual involvement with their primary positions; their involvement with other commercial, charitable and other organizations; and otherwise. The Board believes that a limitation on board seats held by a director will not adequately express the key functional point about the director’s time commitment to Intel.

Intel has a policy, and an approval process, that generally limits each employee to serving on no more than one company board as a personal, non-Intel activity. The approval process considers both the time commitment involved and the potential for business conflicts between Intel and the other company. This policy is applicable to Intel’s three management directors and its other officers.

Corporate Governance Guidelines.  The Board has adopted a set of Guidelines on Significant Corporate Governance Issues, and the Board’s Corporate Governance Committee is responsible for overseeing the Guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Guidelines are posted on the company’s web site at www.intc.com under the “Corporate Governance and Social Responsibility” section. Among other matters, the Guidelines include the following items concerning the Board of Directors:

•	The Board believes that there should be a substantial majority of independent directors on the Board. The Board’s general policy, based on experience, is that the positions of Chairman of the Board and Chief Executive Officer should be held by separate persons as an aid in the Board’s oversight of management. The Board has an independent director designated as Lead Independent Director, who is responsible for coordinating the activities of the other independent directors and performs various other duties.

•	Independent directors meet on a regular basis apart from other Board members and management representatives, and the Lead Independent Director is responsible for setting the agenda and running the meetings.

•	All directors stand for reelection every year.

•	The Board has adopted a retirement policy for officers and directors. Under the policy, independent directors may not stand for reelection after age 72, and management directors, other than former Chief Executive Officers, may not stand for reelection after age 65. Following Dr. Barrett’s tenure, the Chief Executive Officer may continue as CEO no later than the annual meeting at which the person is age 60; however, a former CEO may continue to be employed by the company in another capacity beyond that time, including until age 72 as a director and as Chairman of the Board. Other Corporate Officers may continue as such no later than age 65.

•	Board compensation should be a mix of cash and equity-based compensation. Management directors will not be paid for Board membership in addition to their regular employee compensation. Independent directors may not receive consulting, advisory or other compensatory fees from the company in addition to their Board compensation. To the extent practicable, independent directors who are affiliated with the company’s service providers will undertake to ensure that their compensation from such providers does not include amounts connected to payments by the company.

•	Members of the Board must act at all times in accordance with the requirements of Intel’s Corporate Business Principles, which are applicable to each director in connection with his or her activities relating to Intel. This obligation includes adherence to Intel’s policies with respect to conflicts of interest, confidentiality, protection of Intel’s assets, ethical conduct in business dealings, and respect for and compliance with applicable law. Any waiver of the requirements of the Corporate Business Principles with respect to any individual director or executive officer is reported to, and subject to the approval of, the Board of Directors.

•	The Audit, Compensation, Corporate Governance and Nominating Committees consist entirely of independent directors.

•	The annual cycle of agenda items for Board meetings is expected to change on a periodic basis to reflect Board requests and changing business and legal issues. The Board will have regularly scheduled presentations from Finance, Sales and Marketing, and the major business segments and operations of the company. The Board’s annual agenda will include, among other items, the long-term strategic plan for the company, capital projects, budget matters and management succession.

•	The Board has access to contact and meet with any Intel employee. The Board has a program for members, when traveling, to make arrangements in advance to visit Intel sites and meet with local management and other employees on a worldwide basis.

•	The Chief Executive Officer reports at least annually to the Board on succession planning and management development.

•	At least annually, the Board evaluates the performance of the Chief Executive Officer and other senior management personnel.

•	The Board has a process whereby the Board and its members are subject to periodic self-evaluation and self-assessment.

•	The Board works with management to schedule new-director orientation programs and director continuing education programs. The orientation programs are designed to familiarize new directors with the company’s businesses, strategies and challenges, and to assist new directors in developing and maintaining skills necessary or appropriate for the performance of their responsibilities. Continuing education programs for Board members may include a mix of in-house and third-party presentations and programs.

Directors and officers are encouraged to be stockholders of the company through their participation in the company’s stock option and employee stock participation plans. Stock ownership guidelines have been established by the Board of Directors for independent directors and corporate officers to better ensure that they each maintain an equity stake in the company, and by doing so appropriately link their interests with those of the other stockholders. These guidelines provide that, within a five-year period following appointment or election, the covered individuals should attain and hold an investment position (not including unexercised stock options) of no less than a specified number of shares of Intel stock (for officers, approximating three to five times the sum of their base salary and annual incentive target, depending on the individual’s scope of responsibilities, and a similar guideline for independent directors). Directors and officers may not invest in (purchase or otherwise receive, or write) derivatives of Intel securities, e.g., puts and calls on Intel securities (with limited exceptions) or enter into any “short sales” or “short positions” with respect to Intel securities. A short position is one in which the person will profit if the market price of Intel securities either remains the same or decreases. Intel considers it inappropriate and contrary to the interests of Intel and its stockholders for directors and officers to take investment positions when the person would obtain a personal benefit in such a case.

ITEM 2.	PROPERTIES

At December 27, 2003, we owned the major facilities described below:

No. of Bldgs.	Location	Total Sq. Ft.	Use
121	United States	27,092,000	Executive and administrative offices, wafer fabrication, research and development, sales and marketing, computer and service functions, boards and systems manufacturing, and warehousing.
9	Ireland	3,443,000	Wafer fabrication, warehousing and administrative offices.
12	Malaysia(A)	2,223,000	Components assembly and testing, boards and systems manufacturing, research and development, warehousing and administrative offices.
16	Israel(B)	1,978,000	Wafer fabrication, research and development, warehousing and administrative offices.
5	Philippines(C)	1,518,000	Components assembly and testing, warehousing and administrative offices.
4	Costa Rica	863,000	Components assembly and testing, warehousing and administrative offices.
4	People’s Republic of China(D)	685,000	Components assembly and testing, research and development, and administrative offices.
1	India	271,000	Sales and marketing, research and development, and administrative offices.
1	United Kingdom	175,000	Sales and marketing and administrative offices.
3	Japan	158,000	Sales and marketing and administrative offices.
1	Germany	80,000	Sales and marketing and administrative offices.

(A)	Leases on portions of the land used for these facilities expire in 2033 through 2057.

(B)	Leases on portions of the land used for these facilities expire in 2039.

(C)	Leases on portions of the land used for these facilities expire in 2046.

(D)	Leases on portions of the land used for these facilities expire in 2046 through 2053.

As of December 27, 2003, we also leased 63 major facilities in the U.S. totaling approximately 2,735,000 square feet and 51 facilities in other countries totaling approximately 1,920,000 square feet. These leases expire at varying dates through 2021 and include renewals at our option. Leased facilities in the U.S. decreased during 2003, primarily due to the expiration or termination of leases on facilities no longer needed. We are seeking to sublease approximately 700,000 square feet of building space. We believe that our existing facilities are suitable and adequate for our present purposes, and that, except as we have discussed above, the productive capacity in such facilities is substantially being utilized or we have plans to utilize it. We also have approximately 240,000 square feet of building space at one international site under construction for research and development purposes. For information regarding environmental proceedings related to certain facilities, refer to the heading “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

We do not identify or allocate assets or depreciation by operating segment. Information on net property, plant and equipment by country is included under the heading “Note 22: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

A.  Tax Matters

In August 2003, in connection with the Internal Revenue Service (IRS) regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments to the amounts reflected by Intel on these returns as a tax benefit for its export sales. If the IRS issues formal assessments consistent with the notices and ultimately prevails in its position, Intel’s federal income tax liability for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

Intel disputes the proposed adjustments and intends to pursue this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. In the event of an unfavorable resolution, there exists the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.

B.  Litigation

Intel currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs or future periods.

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

Under the settlement agreement, the Texas case would proceed to trial. If the patents in the Texas case were found to be infringed, not invalid and enforceable, Intel would pay Intergraph $150 million within 30 days of the entry of a final judgment. If Intergraph prevailed on either patent on appeal, the settlement agreement provides that Intel would pay Intergraph an additional $100 million and would receive a license for the patents at issue in the case.

In October 2002, the Texas District Court ruled that Intel infringed both patents at issue in that case. Pursuant to the settlement agreement, Intel paid Intergraph $150 million. Intel then appealed the trial court’s decision. In February 2004, the Court of Appeals for the Federal Circuit found that the District Court erred in construing a claim term, revised the claim construction, vacated the District Court ruling and remanded the case to the District Court to determine in the first instance whether the Intel Itanium processor infringes the patents. Intel is currently evaluating the impact that the Court of Appeals’ opinion has on the 2002 settlement agreement.

Intergraph Corporation v. Dell Inc., et al.

U.S. District Court, Eastern District of Texas

In December 2002, Intergraph filed suit in the Eastern District of Texas against Dell Inc., Gateway Inc. and Hewlett-Packard Company, alleging infringement of three of Intergraph’s patents. These three patents are a subset of the patents that were the subject of a now settled lawsuit that Intergraph had filed against Intel in Alabama. In May 2003, Dell filed its answer and counterclaim and named Intel as well as Intergraph in a counterclaim for declaratory judgment. None of the other defendants have named Intel as a counter-defendant. The claim against Intel does not seek any monetary or other specific relief. Rather, Dell seeks a judicial interpretation of the April 2002 settlement and license agreement between Intel and Intergraph insofar as that agreement relates to any express and implied licenses and patent exhaustion defenses Dell has raised to defend the Intergraph claims. Dell has also issued a request for indemnity from Intel for any damages awarded against Dell, although this issue has not been made an element of the pending litigation. Intel intends to participate vigorously in the defense of all relevant claims.

In re Intel Corporation Securities Litigation (Consolidated), U.S. Dist. Ct., Northern Calif.

Dr. Jayant S. Patel, et al. v. Gordon Moore, et al., Calif. Superior Ct., Santa Clara County

Howard Lasker, et al. v. Gordon Moore, et al., Del. Chancery Ct., New Castle County

In 2001, various plaintiffs filed five class-action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. These complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The lawsuit alleged that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In July 2003, the court granted Intel’s motion to dismiss the plaintiffs’ second amended complaint in its entirety with prejudice, and the plaintiffs did not appeal the court’s dismissal of the suit.

In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. The plaintiffs in the California action filed the original and two successive amended complaints, and the California Superior Court sustained Intel’s demurrers on each of these complaints. Following the court’s dismissal without prejudice of these complaints, the plaintiffs notified the court and Intel in June 2003 that they would not file a fourth complaint, and they signed a stipulation withdrawing their lawsuit with prejudice, which the court approved. In December 2003, the plaintiffs in the Delaware action withdrew their complaint and the case was dismissed with prejudice.

Deanna Neubauer et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.,

Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett-Packard Company, HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel® Pentium 4® processor are less powerful and slower than systems using the Intel® Pentium® III processor and a competitor’s processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

C.  Environmental Proceedings

Intel has been named to the California and U.S. Superfund lists for three of our sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency (EPA) to evaluate the groundwater in areas adjacent to one of our former sites. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site, including expected costs of completion. Under the California and U.S. Superfund statutes, liability for cleanup of this site and the adjacent area is joint and several. The company, however, has reached agreement with those same two companies that significantly limits the company’s liabilities under the proposed cleanup plan. Also, the company has completed extensive studies at our other sites and is engaged in cleanup at several of these sites. In the opinion of management, the potential losses to the company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the company’s financial position or overall trends in results of operations, even if joint and several liability were to be assessed.

The estimate of the potential impact on the financial position or overall results of operations for the above legal and environmental proceedings could change in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding market, market price range and dividend information may be found in “Financial Information by Quarter (Unaudited)” in Item 8 on page 85 of this Form 10-K. Additional information concerning dividends may be found in the following sections of this Form 10-K: “Selected Financial Data” in Item 6 and “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity” in Item 8.

In each quarter during 2002 and 2003, we declared and paid a cash dividend of $0.02 per common share, for a total of $0.08 in each year. We have paid a cash dividend in each of the past 45 consecutive quarters. In January 2004, our Board of Directors approved an increase in the quarterly cash dividend from $0.02 per share to $0.04 per share, effective for the first quarter 2004 dividend.

As of January 30, 2004, there were approximately 235,000 registered holders of record of Intel’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Ten Years Ended December 27, 2003

(In Millions)	Net Revenue	Gross Margin	Research & Development	Purchased In-Process Research & Development	Impairment of Goodwill	Amortization of Goodwill	Amortization and Impairment of Acquisition- Related Intangibles and Costs
2003	$30,141	$17,094	$4,360	$5	$617	—	$301
2002	$26,764	$13,318	$4,034	$20	—	—	$548
2001	$26,539	$13,052	$3,796	$198	$98	$1,612	$628
2000	$33,726	$21,076	$3,897	$109	—	$1,310	$276
1999	$29,389	$17,553	$3,111	$392	—	$307	$104
1998	$26,273	$14,185	$2,509	$165	—	$17	$39
1997	$25,070	$15,125	$2,347	—	—	—	—
1996	$20,847	$11,683	$1,808	—	—	—	—
1995	$16,202	$8,391	$1,296	—	—	—	—
1994	$11,521	$5,945	$1,111	—	—	—	—

(In Millions—Except Per Share Amounts)	Operating Income	Net Income	Basic Earnings Per Share[1]	Diluted Earnings Per Share[2]	Weighted Average Diluted Shares Outstanding	Dividends Declared Per Share	Dividends Paid Per Share
2003	$7,533	$5,641	$0.86	$0.85	6,621	$.080	$.080
2002	$4,382	$3,117	$0.47	$0.46	6,759	$.080	$.080
2001	$2,256	$1,291	$0.19	$0.19	6,879	$.080	$.080
2000	$10,395	$10,535	$1.57	$1.51	6,986	$.070	$.070
1999	$9,767	$7,314	$1.10	$1.05	6,940	$.055	$.055
1998	$8,379	$6,068	$0.91	$0.86	7,035	$.025	$.033
1997	$9,887	$6,945	$1.06	$0.97	7,179	$.029	$.028
1996	$7,553	$5,157	$0.78	$0.73	7,101	$.024	$.023
1995	$5,252	$3,566	$0.54	$0.50	7,072	$.019	$.018
1994	$3,387	$2,288	$0.34	$0.33	6,992	$.014	$.014

(In Millions—Except Employees)	Net Investment in Property, Plant & Equipment	Total Assets	Long-Term Debt & Put Warrants	Stockholders’ Equity	Additions to Property, Plant & Equipment	Employees at Year-End (In Thousands)
2003	$16,661	$47,143	$936	$37,846	$3,656	79.7
2002	$17,847	$44,224	$929	$35,468	$4,703	78.7
2001	$18,121	$44,395	$1,050	$35,830	$7,309	83.4
2000	$15,013	$47,945	$707	$37,322	$6,674	86.1
1999	$11,715	$43,849	$1,085	$32,535	$3,403	70.2
1998	$11,609	$31,471	$903	$23,377	$4,032	64.5
1997	$10,666	$28,880	$2,489	$19,295	$4,501	63.7
1996	$8,487	$23,735	$1,003	$16,872	$3,024	48.5
1995	$7,471	$17,504	$1,125	$12,140	$3,550	41.6
1994	$5,367	$13,816	$1,136	$9,267	$2,441	32.6

[1]	Amortization of goodwill reduced basic earnings per share in 2001 by $0.23 ($0.19 in 2000 and $0.05 in 1999). Goodwill is no longer amortized, beginning in 2002.

[2]	Amortization of goodwill reduced diluted earnings per share in 2001 by $0.22 ($0.18 in 2000 and $0.05 in 1999).

In addition, the ratio of earnings to fixed charges for each of the five years in the period ended December 27, 2003 was as follows:

Fiscal Year
2003	2002	2001	2000	1999
72x	32x	18x	171x	166x

Fixed charges consist of interest expense and the estimated interest component of rent expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with Intel’s overall strategy and the strategy for our major business units to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 35, we discuss our Results of Operations for 2003 compared to 2002, and for 2002 compared to 2001, beginning with an Overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Financial Condition,” “Contractual Obligations” and “Off-Balance-Sheet Arrangements.” On page 46, we conclude this MD&A with our “Business Outlook” section, discussing our outlook for 2004.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of February 18, 2004.

Strategy

Our goal is to be the preeminent building block supplier to the worldwide Internet economy. As part of our overall strategy to compete in each relevant market segment, we use our core competencies and financial resources, as well as our global presence and brand recognition. Our global marketing strategy is designed to associate our brands with advanced technology and innovation. In addition, under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives.

Our primary focus is on developing advanced integrated silicon technology solutions, which we believe will provide the performance and technology features necessary to help accelerate the convergence of computing and communications capabilities. Convergence refers to having computing and communications capabilities in an integrated product solution. We also provide key components for networking and communications infrastructures used to connect technology users. We believe users of computing and communications devices want not only higher performance but also other capabilities such as multithreaded or multitasking capability, seamless networking connectivity, improved security, reliability, ease of use and interoperability among devices. It is our goal to incorporate features addressing these capabilities in our various products to meet user demands.

Each of our operating segments uses its core competencies in the design and manufacture of integrated circuits, as well as key silicon and platform capabilities, to provide building blocks for technology solutions. The Intel Architecture business provides the advanced technologies to support the desktop, mobile and enterprise computing platforms. During 2003, our Intel Communications Group (ICG) focused on wired and wireless network connectivity products, and provided key components for networking and communications infrastructure devices and other industrial and commercial purposes. Finally, during 2003, our Wireless Communications and Computing Group (WCCG) focused on component-level products and platform solutions for the wireless handheld communications and computing market segments.

As we move to each succeeding generation of manufacturing process technology, we use less space per transistor, which enables us to fit more transistors on an equivalent size chip, decrease the size of the chip or offer an increased number of integrated features. This decrease in size can also result in faster microprocessors and semiconductor products that consume less power and/or products that cost less to manufacture.

In December 2003, we announced that we would be consolidating our communications-related businesses into a single organization, the Intel Communications Group. We believe that as computing and communications converge, the consolidation of ICG and WCCG will give us the opportunity to better coordinate product planning and customer focus between our communications infrastructure and wireless client efforts going forward. This reorganization was not effective until fiscal 2004. Because the reporting period for this Form 10-K is as of December 27, 2003, the communications-related businesses discussed below and the results of operations for our operating segments in this MD&A are presented under the organizational structure that existed as of December 27, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Intel Architecture Business

The Intel Architecture business supports the desktop, mobile and enterprise computing platforms. As devices take advantage of converged computing and communications capabilities, our goal is to continue to deliver processors with higher performance and/or advanced technology features such as HT Technology, which can enable multithreading and multitasking, and the features offered with our Intel® Centrino™ mobile technology, which can enhance the mobile computing experience. In addition, we believe that system security and reliability features at the hardware level will facilitate an enhanced computing experience for end users.

For the desktop platform, our strategy is to introduce microprocessors and chipsets with higher performance and/or advanced technology features tailored to the needs of different market segments using a tiered branding approach. For the mobile platform, our strategy is to deliver products optimized for some or all of the four mobility vectors: performance, battery life, form factor (the physical size and shape of a device) and wireless connectivity. Our strategy for the enterprise platform is to provide processors and chipsets with high performance and/or advanced technology features, as well as competitive price for performance for entry-level to high-end servers and workstations.

For the desktop performance market segment, we offer the Intel® Pentium® 4 processor to meet the computing needs of users both at home and at work. These processors are optimized to deliver high performance as well as added features across a broad range of business and consumer applications. For the performance desktop, we offer the Pentium® 4 processor with HT Technology. When used in a computer system with the other features required to take advantage of this technology, HT Technology allows a multithreaded software program to run as though it uses two processors, even though it uses only one processor. Our current versions of the Pentium 4 processor with HT Technology support the 800-MHz system bus, which allows for faster data transfer into and out of the processor. For the desktop value market segment, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of value-conscious PC users.

For the mobile market segment, we offer processors optimized for performance mobility and portability users, with form factors from sub-notebook and tablet PCs to thin-and-light and full-size notebook PCs. In 2003, for performance mobility users, we introduced Intel Centrino mobile technology, our first computing technology designed and optimized specifically for the four key vectors of mobility. Intel Centrino mobile technology consists of an Intel® Pentium® M processor and the Intel® 855 chipset family, both offered by the Mobile Platforms Group within the Intel Architecture business, as well as a wireless network connection, which is based on the 802.11 industry standard, from ICG. For portability PC users—who want systems with near-desktop features, including high performance, larger screens, full-size keyboards and multiple hard drives—we offer the Mobile Intel® Pentium® 4 processor. In addition, for the mobile value market segment, we offer the mobile Intel Celeron processor.

The Intel Architecture business also supports the enterprise platform by offering products that address various levels of data processing and compute-intensive applications. Our Intel® Xeon™ processor family of products supports a range of entry-level to high-end technical and commercial computing applications for the workstation and server market segments, while our Intel® Itanium® processor family of products supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. The Intel® Xeon™ processor with HT Technology is aimed at two-way servers, also known as dual-processing (DP) servers, and workstations. For servers based on four or more processors, we offer the Intel® Xeon™ processor MP with HT Technology. For the enterprise-class market segment, we offer the Intel® Itanium® 2 processor. We believe that technology industry product developments and the convergence of computing and communications will increase demand for our higher performance enterprise platform products. In particular, we anticipate increased demand for our products to support new developments in data traffic management, storage, and wireless computing and communications needs.

Intel Communications Group

Within ICG, our strategy is to be the leading supplier of silicon and integrated networking and communications building blocks for original equipment manufacturers (OEMs) and other systems builders. We are developing products that we believe will help to build out the Internet: products designed for wired and wireless connectivity; the communications infrastructure, including network and embedded processors; and networked storage. Our strategy for Ethernet connectivity is to expand our product portfolio in the local area network (LAN) market segment and to address the metropolitan area network (MAN) and networked storage market segments. Within the LAN and MAN market segments, we are investing in Gigabit Ethernet, 10-Gigabit Ethernet and wireless technologies based on

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

industry standards for wireless 802.11 (WLAN, or “WiFi”) mobile applications and the emerging standard supporting 802.16 (or WiMAX) for broadband connectivity. In network processing, we deliver products that are basic building blocks for modular communications platforms. These products include advanced, programmable processors used to manage and direct data moving across the Internet and corporate networks. We also offer embedded processors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems. The modular communications platform is supported by solutions such as the Advanced Telecommunications Computing Architecture (ATCA) for building standards-based wireless base station equipment and high-speed interconnect technologies such as PCI Express and Advanced Switching. In the networked storage market segment, we are developing products that allow storage resources to be added at any location on either of the two most prevalent types of storage networks: Ethernet or Fibre Channel. The transition to our internal manufacturing processes is a key factor in our execution of these strategies. Although third-party foundry manufacturers currently perform a significant portion of ICG’s manufacturing, we will be transitioning more of the manufacturing of our communications products onto 130-nanometer and 90-nanometer process technologies, which will enable us to build more of our communications products internally.

Wireless Communications and Computing Group

Within WCCG, our current products include flash memory, application and cellular processors based on Intel XScale® microarchitecture, and cellular baseband chipsets. Our strategy for our flash memory products is to offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In addition to having offerings meeting the needs of our cellular customers, we plan to further expand our customer base beyond the core cellular market segment to applications such as personal digital assistants (PDAs), set-top boxes, MP3 music players and networking equipment. In our flash memory product portfolio, we currently offer NOR flash memory products such as Intel StrataFlash® Wireless Memory, which uses two-bit-per-cell technology to provide a single-chip solution for fast code execution with higher storage densities and 1.8-volt operation optimized for advanced mobile phone designs. In application and cellular processing, Intel XScale technology provides the processing capability in data-enabled mobile phones and PDAs. Addressing the trend toward convergence in computing and communications, we offer the PXA800 cellular processor family, which combines baseband communications features with memory and applications processing onto a single microchip. We also offer stacked packaging solutions (stacking an applications processor on top of memory) as well as packaging that stacks several memory chips together, allowing our customers to decrease the size of their products as well as helping to reduce their time-to-market. Finally, the Intel® Personal Internet Client Architecture (Intel® PCA) outlines an architecture for communications, application and memory subsystems for data-enabled mobile phones and portable handheld devices. We believe that the Intel PCA scalable platform can speed application development and allow faster time-to-market for our customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which impacts goodwill impairments; valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair manufacturing assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Goodwill.  Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting units: revenue, based on assumed market segment growth rates and Intel’s assumed market segment share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part our routine long-range planning process. In addition to being used in our goodwill impairment analysis, the same estimates are used in the planning for our long-term manufacturing capacity needs as part of our capital budgeting process and for both long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. In determining the carrying value of the reporting unit, we must include an allocation of our manufacturing assets because of the interchangeable nature of our manufacturing capacity. This allocation is based on each reporting unit’s relative percentage of utilization of our manufacturing assets. During the fourth quarter of 2003, the company completed its most recent review, resulting in a $611 million non-cash goodwill impairment charge related to the WCCG reporting unit (see “Note 16: Goodwill” in the Notes to the Consolidated Financial Statements and the WCCG discussion in the “Results of Operations” section of this MD&A). A substantial majority of our remaining recorded goodwill is related to the ICG reporting unit. The estimates we used in our most recent review for ICG assume that we will gain market segment share in the future and that the communications business will experience a gradual recovery and return to growth from the current trends. We may incur charges for the impairment of goodwill in the future if the communications sector does not recover as we expect, if we fail to deliver new products for ICG, if the products fail to gain expected market acceptance, if we fail to achieve our assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly.

Non-Marketable Equity Securities.  At December 27, 2003, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $665 million ($730 million at December 28, 2002). Under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. The Intel Capital program focuses on investing in companies and initiatives to stimulate growth in the Internet economy and its infrastructure, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. This strategic investment program helps advance our overall mission to be the preeminent supplier of building blocks to the worldwide Internet economy.

We invest in companies that develop software, hardware and other technologies or provide services supporting technologies. Our current investment focus areas include: enabling mobile and Internet client devices, helping to create the digital home, advancing high- performance communications infrastructure and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

We typically invest in non-marketable equity securities of private companies and contribute a portion of the funds required for them to grow. Our investment portfolio ranges from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. We invest for strategic reasons, with each investment also evaluated for potential financial returns. The program seeks to invest in companies and businesses that can succeed and have an impact on their market segment. However, these types of investments involve a great deal of risk, and there can be no assurance that any specific company, whether at an early or mature stage, or somewhere in between, will grow or will become successful, and consequently, we could lose all or part of our investment. When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. However, our investments in non-marketable equity securities are not liquid, and there can be no assurance that we will be able to dispose of these investments on favorable terms or at all.

As of December 27, 2003, we had invested $124 million in non-voting stock of Elpida Memory, Inc., a Japanese provider of Dynamic Random Access Memory (DRAM). This investment is intended to help align Elpida’s product roadmap, as appropriate, with our roadmap and is part of our investment strategy to support the development and supply of DRAM products. No other investment in our non-marketable portfolio was individually significant.

Our ability to recover our strategic investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations, to grow and to take advantage of liquidity events. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings (IPOs), mergers and private sales, remains constrained.

We review all of our investments quarterly for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry, and (d) the investee’s liquidity, debt ratios and the rate at which the investee is using its cash.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

We have experienced substantial impairments in our portfolio of non-marketable equity securities as equity markets declined significantly over the past few years. If the level of IPO market activity does not increase and the availability of venture capital funding for technology investments does not improve, our non-marketable investments may be adversely affected. As companies within our portfolio attempt to raise additional funds, the funds may not be available to them or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. Impairments of investments in our portfolio, primarily impairments of non-marketable equity securities, were $319 million in 2003 ($524 million in 2002 and $1.1 billion in 2001).

Inventory.  The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months or less. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Long-Lived Assets.  We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to the related total future net cash flows. If an asset grouping’s carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new shorter useful lives.

Income Taxes.  We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of December 27, 2003, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see “Note 21: Contingencies” in the Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Results of Operations

Overview

In 2003, we saw a substantial improvement in our Intel Architecture business compared to 2002, and as we look ahead to the rest of 2004, we are planning for growth in annual revenue and further progress in overall gross profit margin. Our growth continues to be largely dependent on the success of our microprocessor business. Revenue from sales of microprocessors within our Intel Architecture business represented approximately 73% of our consolidated net revenue in 2003. Rapid technological advances characterize the semiconductor industry. Therefore, we must continue to deliver leading-edge products that appeal to users of technology by integrating higher performance and/or added features into our products. In addition, growth in sales of microprocessors is dependent on continued sales growth in emerging markets in both Asia and Europe, which have been growing faster on a percentage basis than our other regions. In 2003, 72% of our sales came from geographies outside of the Americas. Finally, growth in sales of microprocessors depends on continued business and consumer investment in technologies that use our microprocessors in mature markets.

We plan to continue to streamline operations and refocus on core strategic areas within our communications-related businesses. In line with this effort, in December 2003, we announced that we would be consolidating communications-related businesses within ICG and WCCG into a single organization, the Intel Communications Group, effective for 2004. We believe that as wireless LAN and cellular technologies come together, the combination of these organizations gives us the opportunity to better coordinate product planning and customer focus. The losses in our flash memory business have been disappointing. However, we intend to use leading technology products and manufacturing processes to turn this business around. In addition, our networking business has experienced the negative effect of an overall decline in the telecommunications industry in the last few years; however, we have been cutting costs and trimming the losses in this business, and believe that this market segment will eventually improve.

Sustaining or growing our profitability depends on our ability to obtain continuing benefits from the productive use of our manufacturing assets, in particular our new equipment used for 90-nanometer process technology and 300mm wafers, as we build more of our mainstream products with these technologies. We consider our manufacturing capability to be a competitive advantage, and our success is dependent on our continued ability to lower our unit costs through manufacturing efficiencies. Because we have high fixed costs, our profitability could be negatively affected if we do not achieve sufficient sales-volume growth. Despite the economic downturn of the last few years, we continued to, and currently plan to continue to, invest in capital equipment and increase research and development spending with the goal of delivering leading-edge products on advanced manufacturing processes.

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%
Cost of sales	43.3%	50.2%	50.8%

Gross margin	56.7%	49.8%	49.2%
Research and development	14.5%	15.1%	14.3%
Marketing, general and administrative	14.2%	16.2%	16.8%
Impairment of goodwill	2.0%	—	.5%
Amortization of goodwill	—	—	6.0%
Amortization and impairment of acquisition-related intangibles and costs	1.0%	2.0%	2.4%
Purchased in-process research and development	—	.1%	.7%

Operating income	25.0%	16.4%	8.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table sets forth information on our geographic regions for the periods indicated:

	2003		2002		2001
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Americas	$8,403	28%	$8,648	32%	$9,382	35%
Asia-Pacific	12,161	40%	10,073	38%	8,308	31%
Europe	6,868	23%	6,139	23%	6,500	25%
Japan	2,709	9%	1,904	7%	2,349	9%

Total	$30,141	100%	$26,764	100%	$26,539	100%

Our net revenue for 2003 was $30.1 billion, an increase of 13% compared to 2002. This increase in net revenue was primarily from our Intel Architecture business, which had increased sales of microprocessors and chipsets, accompanied by slightly higher net revenue for ICG. Net revenue was lower for WCCG.

Our Asia-Pacific region’s revenue made up the largest portion of our total revenue and increased 21% in 2003 compared to 2002, reflecting growth in local consumption and Asia’s continued growth as a global manufacturing and design center. Revenue in Europe improved, increasing 12% in 2003 compared to 2002. Japan experienced substantial improvement with increased revenue of 42%, primarily driven by retail sales as well as higher notebook exports by Japanese manufacturers. Revenue from the Americas region continued to decrease as a percent of our total revenue and declined 3% in 2003 compared to 2002. In 2003, we continued to experience growth in emerging markets in Asia and Europe, and began to see some evidence of higher technology infrastructure spending in mature markets in Europe and the U.S.

Our overall gross margin percentage increased to 56.7% for 2003 from 49.8% in 2002. Improved gross margin within the Intel Architecture business as well as a shift in the total company revenue mix to the higher margin Intel Architecture business contributed to our improved total gross margin. Improvement in the Intel Architecture gross margin was partially offset by a decline in the gross margin percentage for WCCG. The gross margin percentage for ICG was flat in 2003 compared to 2002. See the “Business Outlook” section below for a discussion of gross margin expectations.

Our net revenue for 2002 was $26.8 billion, approximately flat compared to $26.5 billion in 2001. Increased revenue in the Intel Architecture business due to strength in sales of microprocessors and chipsets was offset by significantly lower revenue for ICG. Net revenue for WCCG was flat from 2001 to 2002.

In 2002, revenue from our Asia-Pacific region increased 21% from 2001 and surpassed revenue from the Americas for the first time. The growth in Asia was offset by declines in our other geographies. Japan declined 19% due to weakened economic conditions. The Americas region decreased 8%, and Europe decreased 6%.

Our overall gross margin percentage in 2002 was approximately flat at 49.8% compared to 49.2% in 2001. The Intel Architecture business gross margin percentage was also relatively flat in 2002 compared to 2001. WCCG experienced a slightly lower gross margin percentage while ICG experienced a slightly higher gross margin percentage. Our gross margin percentage in 2002 was also negatively impacted by the $106 million charge related to the decision to wind down our web hosting business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the three years ended December 27, 2003 were as follows:

(In Millions)	2003	2002	2001
Microprocessor revenue	$21,867	$18,658	$17,878
Chipset, motherboard and other revenue	4,235	3,658	3,568

Total revenue	$26,102	$22,316	$21,446
Operating income	$10,411	$6,592	$6,277

Net revenue for the Intel Architecture operating segment increased by $3.8 billion, or 17%, in 2003 compared to 2002. Revenue from sales of microprocessors increased 17% while revenue from sales of chipsets and motherboards increased 16%. The increase in Intel Architecture revenue was primarily due to significantly higher unit sales and to a lesser extent due to a slightly higher average selling price for microprocessors, as well as significantly higher unit sales of chipsets in 2003. During the year, we rapidly ramped the new Intel Centrino mobile technology and the Pentium M processor for mobile computers. We also saw increased sales of Pentium 4 processors with HT Technology and higher sales of Intel Xeon processors in the server market segment.

Operating income increased by $3.8 billion, or 58%, in 2003 compared to 2002. The increase was primarily due to the impact of higher revenue, lower unit costs for microprocessors and chipsets, and charges for under-utilized factory capacity that were lower than in 2002 by approximately $150 million. These improvements were partially offset by approximately $390 million of higher start-up costs in 2003 related to the ramp of 90-nanometer technology on 300-millimeter wafer manufacturing.

For 2002, net revenue for the Intel Architecture operating segment increased by $870 million, or 4%, compared to 2001. Revenue from sales of microprocessors increased 4%, and revenue from sales of chipsets and motherboards increased 3%. The increase in microprocessor revenue was primarily due to higher unit volumes, partially offset by lower average selling prices. The increase in revenue from chipsets and motherboards was primarily due to significantly higher unit volumes of motherboards.

Operating income for the Intel Architecture business increased by $315 million, or 5%, in 2002 compared to 2001. The increase was primarily due to the impact of higher revenue and approximately $720 million of lower start-up costs related to the 0.13-micron technology manufacturing ramp. These positive impacts were partially offset by higher unit costs for microprocessors. Operating income for 2002 was reduced by a $155 million charge related to the Intergraph Corporation litigation settlement agreement (see “Note 21: Contingencies” in the Notes to Consolidated Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the three years ended December 27, 2003 were as follows:

(In Millions)	2003	2002	2001
Revenue	$2,147	$2,080	$2,580
Operating loss	$(426)	$(622)	$(735)

Net revenue increased by $67 million, or 3%, in 2003 compared to 2002. Revenue increased for wireless connectivity products, including the wireless component of our Intel Centrino mobile technology, and for embedded processing components. These increases were partially offset by lower revenue from sales of telecommunications-related board products and lower revenue from wired Ethernet connectivity products due to the continuing shift in product mix to LAN on motherboard products.

The operating loss decreased to $426 million in 2003 from a $622 million loss in 2002, primarily due to a decrease in operating expenses of $194 million in 2003 as we continued our efforts to streamline operations and refocus on our core strategic areas. In addition, operating results improved due to higher revenue from sales of embedded processing components and lower unit costs of microcontrollers. These improvements were partially offset by the mix shift to lower margin wired Ethernet connectivity products. Finally, in the current competitive environment, sales of wireless connectivity products in support of expanded adoption of Intel Centrino mobile technology increased the operating loss in 2003.

For 2002, net revenue decreased by $500 million, or 19%, compared to 2001, primarily due to lower overall unit volumes for telecommunications-related products, consistent with the decline in industry-wide demand for these products. In addition, net revenue for wired Ethernet connectivity products decreased, even as units increased, due to the shift in product mix from adapter cards to LAN on motherboard products.

Despite the decline in net revenue for ICG, 2002 net operating results improved, with a loss of $622 million compared to a loss of $735 million in 2001. The impact of lower revenue was more than offset by the impact of operating expenses, which were lower by approximately $137 million, as well as by reduced inventory write-downs in 2002 compared to 2001 and a mix shift to higher margin products, including embedded processing components.

Wireless Communications and Computing Group

The revenue and operating loss for the WCCG operating segment for the three years ended December 27, 2003 were as follows:

(In Millions)	2003	2002	2001
Revenue	$1,857	$2,239	$2,232
Operating loss	$(432)	$(287)	$(249)

Net revenue decreased by $382 million, or 17%, in 2003 compared to 2002 due to lower unit sales of flash memory products. In 2003, revenue for flash memory products was negatively affected by lost business as a result of the pricing strategy on certain products. Revenue from sales of application processors for data-enabled cellular phones and handheld computing devices increased.

The operating loss increased by $145 million to a loss of $432 million in 2003 compared to a loss of $287 million in 2002, primarily due to lower revenue for flash memory products and the impact of higher inventory write-offs.

Net revenue was flat from 2001 to 2002. Revenue for flash memory products was slightly lower due to a decrease in average selling prices stemming from competitive pricing pressures, mostly offset by an increase in unit volumes. Revenue on higher volumes of application processors and baseband chipsets offset the lower revenue from flash memory products.

The net operating loss increased by $38 million to a loss of $287 million in 2002 compared to a loss of $249 million in 2001. Lower average selling prices in 2002 for flash memory products were partially offset by the impact of charges for under-utilized factory capacity that were reduced by approximately $170 million. Higher revenue and lower costs for application processors and baseband chipsets offset a portion of the negative impact for flash memory products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating Expenses

Operating expenses for the three years ended December 27, 2003 were as follows:

(In Millions)	2003	2002	2001
Research and development	$4,360	$4,034	$3,796
Marketing, general and administrative	$4,278	$4,334	$4,464
Impairment of goodwill	$617	$—	$98
Amortization of goodwill	$—	$—	$1,612
Amortization and impairment of acquisition-related intangibles and costs	$301	$548	$628
Purchased in-process research and development	$5	$20	$198

Research and development spending increased $326 million, or 8%, in 2003 compared to 2002, and increased $238 million, or 6%, in 2002 compared to 2001. The increase in 2003 compared to 2002 was primarily due to higher expenses for product development programs in the Intel Architecture business and higher spending on the development of manufacturing process technologies, including the 65-nanometer process technology, as well as higher profit-dependent compensation expenses. The increase in 2002 compared to 2001 was primarily due to higher spending on the development of manufacturing process technologies, including the 90-nanometer process technology.

Marketing, general and administrative expenses were flat in 2003 compared to 2002. We lowered our discretionary spending and other expenses as we reduced headcount and refocused on core strategic areas. This decrease in expenses was offset by higher marketing expenses due to the launch of the Intel Centrino mobile technology brand in 2003; increased profit-dependent compensation expenses; and higher spending for the Intel Inside® cooperative advertising program, primarily due to higher microprocessor revenue. Marketing, general and administrative expenses decreased $130 million, or 3%, in 2002 compared to 2001, primarily due to the impact of lower spending within ICG and for certain new business initiatives as we reduced headcount or exited certain businesses, as well as lower overall discretionary spending related to cost containment programs. The spending decreases were partially offset by higher expenses for the Intel Inside cooperative advertising program due to higher microprocessor revenue and the impact of our customers using a slightly higher percentage of their available program funds.

During the fourth quarter of 2003, the company completed its annual impairment review for goodwill and found indicators of impairment for the WCCG reporting unit. The WCCG business, comprised primarily of flash memory products and cellular baseband chipsets, has not performed as management had expected. In the fourth quarter of 2003, it became apparent that WCCG was now expected to grow more slowly than previously projected. A slower-than-expected rollout of products and slower-than-expected customer acceptance of our products in the baseband chipset business, as well as a delay in the transition to next-generation phone networks, have pushed out the forecasts for sales of products for high-end data cell phones. These factors resulted in lower growth expectations for the reporting unit and triggered a $611 million charge for impairment of goodwill. Also during 2003, the company recorded a $6 million charge for impairment of the goodwill related to one of the company’s seed businesses. Seed businesses support the company’s strategic initiatives. In 2001, goodwill of $1.6 billion was amortized, and there was a $98 million charge for goodwill impairment related to prior-year acquisitions. Beginning in 2002, goodwill is no longer amortized.

Amortization and impairment of acquisition-related intangibles and costs was $301 million in 2003, decreasing from $548 million in 2002 and $628 million in 2001, as intangible assets related to prior acquisitions became fully amortized. The 2002 amount included $127 million of impairments ($26 million in 2001). No impairments were recorded in 2003. Amortization and impairment of both goodwill and acquisition-related costs for all periods are included in the calculation of the operating loss for the “all other” category for segment reporting purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Gains (Losses) on Equity Securities, Interest and Other, and Taxes

Losses on equity securities, net, interest and other, net and taxes for the three years ended December 27, 2003 were as follows:

(In Millions)	2003	2002	2001
Losses on equity securities, net	$(283)	$(372)	$(466)
Interest and other, net	$192	$194	$393
Provision for taxes	$1,801	$1,087	$892

Losses on equity securities and certain equity derivatives for 2003 were $283 million compared to $372 million for 2002. The net loss for 2003 included impairment charges of approximately $319 million, primarily related to non-marketable equity securities, compared to impairment charges of approximately $524 million in 2002. The decrease in the impairment charges in 2003 reflected the decrease in the total carrying amount of the non-marketable equity investment portfolio. The impairment charges in 2002 were partially offset by net gains of approximately $57 million related to equity security trading assets and $110 million of net gains on related equity derivatives. The $57 million net gains included a gain of approximately $120 million, resulting from the designation of formerly restricted equity investments as trading assets as they became marketable. The cumulative difference between their cost and fair market value at the time they became marketable was recorded as a gain in 2002. For 2001, the net loss of $466 million included impairments of $1.1 billion, partially offset by net gains on transactions of $517 million and net mark-to-market gains on equity security trading assets and derivatives of $90 million.

Our effective income tax rate was 24.2% in 2003, 25.9% in 2002 and 40.9% in 2001. The decrease in the effective tax rate in 2003 was primarily attributed to tax benefits of $758 million related to divestitures that closed during the year. Although the pre-tax losses on the divestitures for financial statement purposes were not significant, the company was able to recognize tax losses because the tax basis in the stock of the companies sold exceeded the book basis. The impact of these benefits was partially offset by the non-deductible goodwill impairment and a higher percentage of profits in higher tax jurisdictions. The decrease in the effective rate in 2002 compared to 2001 was primarily attributed to a decrease in non-deductible acquisition-related costs, including amortization of goodwill, and tax benefits of $75 million related to divestitures during 2002, partially offset by a greater portion of our profits being generated in higher tax jurisdictions. See “Business Outlook” for a discussion of our income tax rate expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Financial Condition

Our financial condition remains strong. At December 27, 2003, cash, short-term investments and fixed income instruments included in trading assets totaled $15.9 billion, up from $12.2 billion at December 28, 2002. At December 27, 2003, total short-term and long-term debt was $1.2 billion and represented 3% of stockholders’ equity. At December 28, 2002, total debt was $1.4 billion and represented 4% of stockholders’ equity.

For 2003, cash provided by operating activities was $11.5 billion, compared to $9.1 billion in 2002 and $8.8 billion in 2001. Cash was provided by net income adjusted for non-cash-related items. Working capital uses of cash included increases in accounts receivable and inventories, and a decrease in income taxes payable. Accounts receivable increased over December 2002 levels, primarily due to higher revenue. The days’ sales outstanding also increased to 36 days from 34 days at December 2002. For 2003, our three largest customers accounted for approximately 42% of net revenue, with one of these customers accounting for approximately 19% of revenue and another customer accounting for approximately 15%. For 2002, our three largest customers accounted for approximately 38% of net revenue (35% of net revenue for 2001). Additionally, these three largest customers accounted for approximately 43% of net accounts receivable at December 27, 2003 (approximately 39% at December 28, 2002 and December 29, 2001). Overall inventory levels were higher by 11% at the end of 2003 compared to 2002 as we ramped new products for sale in 2004. The decrease in the accrual for income taxes payable was primarily due to the impact of tax benefits related to divestitures in the fourth quarter of 2003. Working capital sources of cash included an increase in accrued compensation and benefits, largely due to higher accruals for employee bonuses related to our higher level of profitability in 2003.

We used $7.1 billion in net cash for investing activities during 2003, compared to $5.8 billion during 2002 and $330 million during 2001. The increase in cash generated from operations compared to 2002 resulted in net purchases of available-for-sale investments in 2003. Improved corporate credit profiles facilitated a slight shift in our portfolio of investments in debt securities to longer term maturities. Additionally, during 2003 we used $450 million in cash to acquire stock rights exchangeable into approximately 33.9 million shares of Micron Technology, Inc. Capital expenditures decreased to $3.7 billion in 2003 as we continued to invest in capital equipment and construction, primarily for additional microprocessor manufacturing capacity, but at a lower rate than in the prior two years. Capital expenditures were $4.7 billion in 2002 and $7.3 billion in 2001. The increase in cash used for investing activities in 2002 compared to 2001 reflected the relatively large net sales and maturities of available-for-sale investments that occurred in 2001.

We used $3.9 billion in net cash for financing activities in 2003, relatively flat compared to the prior year, which had been up slightly compared to 2001. The major financing use of cash in all three years was for the repurchase of shares. In 2003, we purchased 176 million shares of common stock for $4 billion ($4 billion in 2002 and 2001). At December 27, 2003, approximately 414 million shares remained available for repurchase under the existing repurchase authorization. Another major financing use of cash in all three years was for the payment of dividends. Payment of dividends was $524 million in 2003 ($533 million in 2002 and $538 million in 2001). In January 2004, our Board of Directors approved an increase in the quarterly cash dividend from $0.02 per share to $0.04 per share, effective for the first-quarter 2004 dividend. Financing sources of cash during 2003 were primarily $967 million in proceeds from the sale of shares pursuant to employee stock benefit plans ($681 million in 2002 and $762 million in 2001).

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3 billion. Maximum borrowings under our commercial paper program during 2003 were approximately $30 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission shelf registration statements.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases and potential future acquisitions or strategic investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Contractual Obligations

The following table summarizes our significant contractual obligations at December 27, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 27, 2003.

	Payments Due by Period
(In Millions)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$503	$101	$135	$64	$203
Capital purchase obligations[1]	1,474	1,368	106	—	—
Other purchase obligations and commitments[2]	317	173	144	—	—
Long-term debt obligations	1,017	81	102	198	636

Total[3]	$3,311	$1,723	$487	$262	$839

[1]	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They are not recorded as liabilities on our balance sheet as of December 27, 2003, as we have not yet received the related goods or taken title to the property.

[2]	Other purchase obligations and commitments include payments due under various types of licenses and non-contingent joint funding obligations. Joint funding obligations are agreements to fund various projects with other companies, such as co-marketing and co-development initiatives.

[3]	Total does not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Intel and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These include contingent joint funding obligations, milestone-based equity investment funding, and acquisition-related deferred cash compensation contingent on future employment. These arrangements are not considered contractual obligations until the milestone is met by the third party. As of December 27, 2003, assuming all future milestones were met, additional required payments would be approximately $60 million.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone-based obligations are dependent on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

Off-Balance-Sheet Arrangements

As of December 27, 2003, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program currently consists of two plans: one under which officers, key employees and non-employee directors may be granted options to purchase shares of our stock (1984 Plan), and a broad-based plan under which options may be granted to all employees other than officers and directors (1997 Plan). Substantially all of our employees participate in one of the plans. Options granted by the company expire no later than 10 years from the grant date. During 2003, options granted to existing and newly hired employees generally vest in increments over four or five years from the date of grant, and certain grants to key employees have delayed vesting generally beginning six years from the date of grant. Our 1984 Stock Option Plan, as amended, expires in May 2004, and our 1997 Stock Option Plan, as amended, expires in January 2007. We presently expect to propose a new equity plan for stockholder vote at our May 2004 Annual Stockholders’ Meeting. Contingent on stockholder approval, this new equity plan would replace both the expiring 1984 Plan and the 1997 Plan, which would be terminated early.

We have a goal to keep the potential incremental dilution related to our option program to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options forfeited by employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.

Options granted to employees, including officers, and non-employee directors from 1999 through 2003 are summarized as follows:

(Shares in Millions)	2003	2002	2001	2000	1999
Total options granted[1]	110	174	238	163	81
Less options forfeited[1]	(40)	(44)	(47)	(31)	(25)
Net options granted	70	130	191	132	56
Net grants as % of outstanding shares[2]	1.1%	1.9%	2.8%	2.0%	0.9%
Grants to listed officers[3] as % of total options granted	2.4%	1.7%	0.8%	0.4%	0.9%
Grants to listed officers as % of outstanding shares	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers as % of total options outstanding	2.1%	2.1%	2.0%	2.4%	2.9%

[1]	Excluding options assumed in connection with acquisitions.

[2]	Outstanding shares as of the beginning of each period.

[3]	“Listed officers” are defined as our Chief Executive Officer and each of the four other most highly compensated executive officers serving at the end of each year presented.

In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. During 2003, options granted to listed officers amounted to 2.4% of the grants made to all employees. In 2003 and 2002, in addition to grants made in connection with annual performance reviews, we made further grants to key officers, including listed officers, and other senior-level employees in recognition of their future potential in leading the company. All stock option grants to executive officers are made after a review by, and with the approval of, the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

For additional information regarding stock option plan activity for the past three years, see the reconciliation of options outstanding in “Note 12: Employee Stock Benefit Plans” in Notes to Consolidated Financial Statements. Information regarding our stock option plans should be read in conjunction with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2004 Proxy Statement, which is incorporated by reference.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In-the-money and out-of-the-money† option information as of December 27, 2003 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	282.0	$16.28	416.7	$22.77	698.7	$20.15
Out-of-the-money	45.5	$46.80	105.9	$51.93	151.4	$50.39

Total options outstanding	327.5	$20.53	522.6	$28.68	850.1	$25.54

†	Out-of-the-money options have an exercise price equal to or above $31.36, the closing price of Intel stock at the end of fiscal 2003, as reported on The NASDAQ Stock Market*.

Options granted to listed officers as a group during 2003 were as follows:

Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term†
				5%	10%
2,650,000	2.4%	$16.42–$18.63	2013	$28,824,400	$73,046,800

†	Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over a period of 10 years at annualized rates of 5% and 10% from the date of grant. If the stock price does not increase above the exercise price, the realized value from these options would be zero.

Option exercises during 2003 and option values for listed officers as a group as of December 27, 2003 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 27, 2003		Values of Unexercised In-the-Money Options at December 27, 2003†
		Exercisable	Unexercisable	Exercisable	Unexercisable
2,088,000	$31,490,300	8,003,400	10,180,800	$151,004,500	$82,736,800

†	These amounts represent the difference between the exercise price and $31.36, the closing price of Intel stock at the end of fiscal 2003, for all in-the-money options held by the listed officers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Information as of December 27, 2003 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by shareholders	166.5	$16.21	232.4[1]
Equity compensation plans not approved by shareholders	674.2	$27.98	380.4[2]

Total	840.7[3]	$25.65	612.8

[1]	Includes 146.5 million shares available for future issuance under our 1984 Stock Option Plan, as amended, generally used for grants to officers and directors. This plan expires in 2004. Also includes 85.9 million shares available under our 1976 Employee Stock Participation Plan.

[2]	Shares available under our 1997 Stock Option Plan, used for grants to employees other than officers and directors. The remaining shares available for issuance under the 1997 Plan approximate the shares expected to be needed through its expiration in 2007. Any new plans, and any material amendments to existing plans, will be submitted for stockholder approval under the rules of The NASDAQ Stock Market*.

[3]	Total excludes 9.4 million shares issuable under outstanding options, with a weighted average exercise price of $15.60, originally granted under plans we assumed in connection with acquisitions. We do not intend to grant further options under these plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Business Outlook

As we look ahead to the rest of 2004, we are planning for growth in annual revenue and further progress in gross profit margin. We expect continued growth in the total number of computers using the Intel Pentium 4 processor as well as increasing acceptance of our Pentium M processor, the processor integral to Intel Centrino mobile technology. Demand for our flash memory products is uncertain in the highly competitive cellular handset market segment. Revenue growth for our flash memory products is largely dependent on customer demand for higher density flash memory and continued end user adoption of new leading-edge cellular handsets. The outlook for the telecommunications industry continues to be soft. In this environment, revenue growth for our networking and communications business is largely dependent on our securing design wins for new products, and OEMs taking these product designs to production.

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

Our gross margin expectation for 2004 is 62% plus or minus a few points. The 62% midpoint is five points higher than the 2003 gross margin of 57%. The gross margin expectation reflects the substantial year-to-year growth that we have seen in the Intel Architecture business and the impact of spreading our fixed costs over a greater number of units. Gross margin should also benefit from the productive use of 90-nanometer technology and 300mm wafers, as we build more of our mainstream products with these technologies. Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices as well as the mix of types and speeds of processors sold, and the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at our factories, timing and execution of the manufacturing ramp including the ramp of the 90-nanometer process technology on 300mm wafers, excess manufacturing capacity, the reusability of factory equipment, impairment of manufacturing or assembly and test assets, excess inventory, inventory obsolescence and variations in inventory valuation.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be between $3.6 billion and $4.0 billion in 2004, compared to $3.7 billion in 2003. The midpoint of this range, $3.8 billion, is only slightly higher than in 2003. Most of the capital spending for 2004 will go to building or equipping our 300mm wafer facilities. The efficiencies of 300mm wafers translate into more capacity for less invested capital. In terms of end use, about 85% of the budget is directed to manufacturing capability, the same portion as in 2003. We expect more than half of the capital spending to go toward fabrication (fab) manufacturing equipment, and more than a quarter to land and construction. The remaining portion is expected to be spent on other machinery and equipment. In terms of technology, the emphasis in capital spending is shifting to smaller geometries. Over 60% of the 2004 budget for fab manufacturing equipment is expected to be invested in manufacturing processes of 65 nanometer and smaller. This capital spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be further reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be adversely affected if we do not add capacity fast enough to meet increased market demand.

Depreciation for 2004 is expected to be approximately $4.6 billion, compared to $4.7 billion in 2003.

Our industry is characterized by very short product life cycles, and our continued success is dependent on technological advancement, including developing and implementing new processes and strategic products for specific market segments. Because we consider it imperative to maintain a strong research and development program, spending for research and development in 2004 is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

expected to increase to approximately $4.8 billion from $4.4 billion in 2003. The expected increase is primarily driven by development of our next-generation 65-nanometer process technology, as well as designing future microprocessors and communications initiatives. We also intend to continue spending to promote our products and to increase the value of our product brands.

Based on acquisitions completed through February 18, 2004, we expect amortization of acquisition-related intangibles and costs to be approximately $170 million in 2004.

We currently expect our tax rate to be approximately 32% for 2004. The estimated effective tax rate is based on current tax law and the current expected income, and assumes that the company continues to receive the tax benefit for export sales (see “Note 21: Contingencies” in Notes to Consolidated Financial Statements). The tax rate may be affected by the closing of acquisitions or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets.

As of December 27, 2003, we have approximately $3.7 billion of goodwill remaining on our balance sheet, substantially all of which is related to the ICG operating segment. If we fail to deliver new products for ICG, if the products fail to gain expected market acceptance, or if market conditions in the communications business fail to improve, our revenue and cost forecasts may not be achieved and we may incur additional charges for impairment of goodwill.

At the end of 2003, we held non-marketable equity securities with a carrying value of $665 million. If the level of IPO market activity does not increase and the availability of venture capital funding for technology investments does not improve, our non-marketable investments may be adversely affected. As companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

We are currently a party to various legal proceedings and claims, including claims related to taxes. Management does not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional taxes owed or, in cases where injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

We operate globally, with sales offices and research and development activities as well as manufacturing and assembly and test facilities, in many countries, and, as a result, we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. If terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U.S., Israel or other locations, such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for Intel’s products. The impacts of major health concerns, or of large-scale outages or interruptions of service from utility or other infrastructure providers on Intel, its suppliers, customers or other third parties could also adversely affect our business and impact customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once we identify a significant vulnerability, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Revenue and gross margin could also be affected by competitive factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors, pricing pressures and other competitive factors, as well as market acceptance of our new products in specific market segments, the availability of sufficient inventory to meet demand and the availability of externally purchased components. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Our results could also be affected by adverse effects associated with product defects and errata (deviations from published specifications) and by litigation involving intellectual property, stockholder, consumer and other issues.

We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, gross margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Status of Business Outlook and Related Risk Factor Statements

We expect that our corporate representatives will from time to time meet privately with investors, investment analysts, the media and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-K, including any such statements that are incorporated by reference in this Form 10-K. At the same time, we will keep this Form 10-K and our then current Business Outlook publicly available on our Investor Relations web site (www.intc.com). The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in Business Outlook and other forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings, our mid-quarter business updates and at other times.

We intend to publish a Mid-Quarter Business Update on March 4, 2004. From the close of business on February 27, 2004 until publication of the Update, we will observe a “Quiet Period” during which the Business Outlook and other forward-looking statements first published in our earnings press release on January 14, 2004, as reiterated or updated, as applicable, in this Form 10-K, should be considered historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment on the Business Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Business Outlook and our Form 10-K will begin at the close of business on March 12, 2004 and will extend until the day that our next quarterly Earnings Release is published, presently scheduled for April 13, 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at December 27, 2003. Actual results may differ materially.

Currency Exchange Rates.  We generally hedge currency risks of non-U.S. dollar-denominated investments in debt securities with offsetting currency borrowings, currency forward contracts or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro and certain other European and Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established balance sheet and forecasted transaction hedging programs. Currency forward contracts are utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $10 million as of the end of each of 2003 and 2002.

Interest Rates.  The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on a substantial majority of our marketable investments in long-term fixed rate debt securities are swapped to U.S. dollar LIBOR-based returns. We considered the historical volatility of the three-month LIBOR rate experienced in prior years and determined that it was reasonably possible that an adverse change of 80 basis points, approximately 68% of the rate at the end of 2003, could be experienced in the near term. A hypothetical 0.80% (80-basis-point) increase in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our investment securities of approximately $10 million or less as of the end of each of 2003 and 2002.

Marketable Equity Security Prices.  We have a portfolio of equity investments that includes marketable strategic equity securities, trading assets and derivative equity instruments such as warrants and options, as well as non-marketable equity investments. We invest in companies that develop software, hardware and other technologies or provide services supporting technologies. This strategic investment program helps advance our overall mission to be the preeminent supplier of building blocks to the worldwide Internet economy. Our current investment focus areas include: enabling mobile and Internet client devices, helping to create the digital home, advancing high-performance communications infrastructure and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in the technology field.

To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that we no longer consider strategic, we evaluate market and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. As of December 27, 2003, the fair value of our portfolio of marketable equity investments and equity derivative instruments, including hedging positions, was $591 million.

To assess the market price sensitivity of our marketable portfolio, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis of these indices, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a 30% adverse change in the near term. However, our marketable portfolio is substantially concentrated in one company, which will affect the marketable portfolio’s price volatility. We currently have an investment in Micron Technology, Inc. of approximately $458 million, or 77% of the total marketable value including equity derivative instruments. The investment in Micron is part of our strategy to support the development and supply of Dynamic Random Access Memory (DRAM) products. We analyzed the historical volatility of Micron’s stock, and if the stock behaves with the same price volatility that it has in the past, we could experience a 60% loss. If we apply a 60% hypothetical change to the entire portfolio, the hypothetical loss would be significantly larger than the loss assuming a 30% decline.

The table below presents the fair value and hypothetical loss for our marketable portfolio given the specified percentage decreases in equity prices. The estimated decreases reflect the impact of hedges and offsetting positions, and are not necessarily indicative of future performance. Actual results may differ materially.

		Hypothetical Loss
(In Millions)	Fair Value	30% Decrease	60% Decrease
December 27, 2003	$591	$(161)	$(318)
December 28, 2002†	$335	$(30)	$—

†	A 60% loss was not calculated as of December 28, 2002, as we did not have a similarly concentrated investment.

Non-Marketable Equity Securities.  Our strategic investments in non-marketable equity securities would also be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or will become successful; consequently, we could lose all or part of our investment. At December 27, 2003, our strategic investments in non-marketable equity securities had a carrying amount of $665 million, excluding equity derivatives that were subject to mark-to-market requirements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 27, 2003 (In Millions—Except Per Share Amounts)	2003	2002	2001
Net revenue	$30,141	$26,764	$26,539
Cost of sales	13,047	13,446	13,487

Gross margin	17,094	13,318	13,052

Research and development	4,360	4,034	3,796
Marketing, general and administrative	4,278	4,334	4,464
Impairment of goodwill	617	—	98
Amortization of goodwill	—	—	1,612
Amortization and impairment of acquisition-related intangibles and costs	301	548	628
Purchased in-process research and development	5	20	198

Operating expenses	9,561	8,936	10,796

Operating income	7,533	4,382	2,256
Losses on equity securities, net	(283)	(372)	(466)
Interest and other, net	192	194	393

Income before taxes	7,442	4,204	2,183
Provision for taxes	1,801	1,087	892

Net income	$5,641	$3,117	$1,291

Basic earnings per common share	$0.86	$0.47	$0.19

Diluted earnings per common share	$0.85	$0.46	$0.19

Weighted average common shares outstanding	6,527	6,651	6,716

Weighted average common shares outstanding, assuming dilution	6,621	6,759	6,879

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 27, 2003 and December 28, 2002 (In Millions—Except Par Value)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$7,971	$7,404
Short-term investments	5,568	3,382
Trading assets	2,625	1,801
Accounts receivable, net of allowance for doubtful accounts of $55 ($57 in 2002)	2,960	2,574
Inventories	2,519	2,276
Deferred tax assets	969	1,136
Other current assets	270	352

Total current assets	22,882	18,925

Property, plant and equipment, net	16,661	17,847
Marketable strategic equity securities	514	56
Other long-term investments	1,866	1,178
Goodwill	3,705	4,330
Other assets	1,515	1,888

Total assets	$47,143	$44,224

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$224	$436
Accounts payable	1,660	1,543
Accrued compensation and benefits	1,559	1,287
Accrued advertising	716	622
Deferred income on shipments to distributors	633	475
Other accrued liabilities	1,302	1,075
Income taxes payable	785	1,157

Total current liabilities	6,879	6,595

Long-term debt	936	929
Deferred tax liabilities	1,482	1,232
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 6,487 issued and outstanding (6,575 in 2002) and capital in excess of par value	6,754	7,641
Acquisition-related unearned stock compensation	(20)	(63)
Accumulated other comprehensive income	96	43
Retained earnings	31,016	27,847

Total stockholders’ equity	37,846	35,468

Total liabilities and stockholders’ equity	$47,143	$44,224

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 27, 2003 (In Millions)	2003	2002	2001
Cash and cash equivalents, beginning of year	$7,404	$7,970	$2,976

Cash flows provided by (used for) operating activities:
Net income	5,641	3,117	1,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,651	4,676	4,131
Impairment of goodwill	617	—	98
Amortization of goodwill	—	—	1,612
Amortization and impairment of intangibles and other acquisition-related costs	419	668	717
Purchased in-process research and development	5	20	198
Losses on equity securities, net	283	372	466
Loss on investment in Convera	—	—	196
Net loss on retirements and impairments of property, plant and equipment	217	301	119
Deferred taxes	391	110	(519)
Tax benefit from employee stock plans	216	270	435
Changes in assets and liabilities:
Trading assets	(511)	(444)	898
Accounts receivable	(430)	30	1,561
Inventories	(245)	(26)	24
Accounts payable	116	(226)	(673)
Accrued compensation and benefits	276	107	(524)
Income taxes payable	(361)	175	(270)
Other assets and liabilities	230	(21)	(971)

Total adjustments	5,874	6,012	7,498

Net cash provided by operating activities	11,515	9,129	8,789

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,656)	(4,703)	(7,309)
Acquisitions, net of cash acquired	(61)	(57)	(883)
Purchases of available-for-sale investments	(11,662)	(6,309)	(7,141)
Maturities and sales of available-for-sale investments	8,488	5,634	15,398
Other investing activities	(199)	(330)	(395)

Net cash used for investing activities	(7,090)	(5,765)	(330)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(152)	(101)	23
Additions to long-term debt	—	55	306
Repayments of debt	(137)	(18)	(10)
Proceeds from sales of shares through employee stock benefit plans and other	967	681	762
Repurchase and retirement of common stock	(4,012)	(4,014)	(4,008)
Payment of dividends to stockholders	(524)	(533)	(538)

Net cash used for financing activities	(3,858)	(3,930)	(3,465)

Net increase (decrease) in cash and cash equivalents	567	(566)	4,994

Cash and cash equivalents, end of year	$7,971	$7,404	$7,970

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$59	$66	$53
Income taxes	$1,567	$475	$1,208

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Years Ended December 27, 2003 (In Millions—Except Per Share Amounts)	Common Stock and Capital in Excess of Par Value		Acquisition- Related Unearned Stock Compen- sation	Accumulated Other Compre- hensive Income	Retained Earnings	Total
	Number of Shares	Amount
Balance at December 30, 2000	6,721	$8,486	$(97)	$195	$28,738	$37,322
Components of comprehensive income:
Net income	—	—	—	—	1,291	1,291
Change in net unrealized holding gain on available-for-sale investments, net of tax	—	—	—	(163)	—	(163)
Change in net unrealized holding loss on derivatives, net of tax	—	—	—	(7)	—	(7)

Total comprehensive income						1,121

Proceeds from sales of shares through employee stock benefit plans, tax benefit of $435 and other	81	1,197	—	—	—	1,197
Issuance of common stock and assumption of stock options in connection with acquisitions, net	21	817	(255)	—	—	562
Amortization of acquisition-related unearned stock compensation	—	—	174	—	—	174
Repurchase and retirement of common stock	(133)	(1,667)	—	—	(2,341)	(4,008)
Cash dividends declared ($0.08 per share)	—	—	—	—	(538)	(538)

Balance at December 29, 2001	6,690	8,833	(178)	25	27,150	35,830
Components of comprehensive income:
Net income	—	—	—	—	3,117	3,117
Change in net unrealized holding gain on available-for-sale investments, net of tax	—	—	—	(19)	—	(19)
Change in net unrealized holding gain on derivatives, net of tax	—	—	—	43	—	43
Minimum pension liability in excess of plan assets, net of tax	—	—	—	(6)	—	(6)

Total comprehensive income						3,135

Proceeds from sales of shares through employee stock benefit plans, tax benefit of $270 and other	68	951	—	—	—	951
Amortization of acquisition-related unearned stock compensation, net of adjustments	—	(16)	115	—	—	99
Repurchase and retirement of common stock	(183)	(2,127)	—	—	(1,887)	(4,014)
Cash dividends declared ($0.08 per share)	—	—	—	—	(533)	(533)

Balance at December 28, 2002	6,575	7,641	(63)	43	27,847	35,468
Components of comprehensive income:
Net income	—	—	—	—	5,641	5,641
Change in net unrealized holding gain on available-for-sale investments, net of tax	—	—	—	22	—	22
Change in net unrealized holding gain on derivatives, net of tax	—	—	—	26	—	26
Minimum pension liability in excess of plan assets, net of tax	—	—	—	5	—	5

Total comprehensive income						5,694

Proceeds from sales of shares through employee stock benefit plans, tax benefit of $216 and other	88	1,183	—	—	—	1,183
Amortization of acquisition-related unearned stock compensation, net of adjustments	—	(6)	43	—	—	37
Repurchase and retirement of common stock	(176)	(2,064)	—	—	(1,948)	(4,012)
Cash dividends declared ($0.08 per share)	—	—	—	—	(524)	(524)

Balance at December 27, 2003	6,487	$6,754	$(20)	$96	$31,016	$37,846

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

Intel Corporation has a fiscal year that ends on the last Saturday in December. Fiscal year 2003, a 52-week year, ended on December 27, 2003. Fiscal year 2002 was a 52-week year that ended on December 28, and fiscal year 2001, also a 52-week year, ended on December 29. The next 53-week year will end on December 31, 2005.

The consolidated financial statements include the accounts of Intel and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Partially owned, non-controlled equity affiliates are accounted for under the equity method. Accounts denominated in non-U.S. currencies have been remeasured using the U.S. dollar as the functional currency. Certain amounts reported in previous years have been reclassified to conform to the 2003 presentation.

Note 2:  Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include the assessment of recoverability of property, plant, and equipment and goodwill; the valuation of non-marketable equity securities and inventory; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the company may differ from management’s estimates.

Cash and Cash Equivalents

Highly liquid debt securities with insignificant interest rate risk and with original maturities from the date of purchase of three months or less are classified as cash and cash equivalents.

Investments

Trading Assets.  Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The company elects to classify as trading assets a portion of its marketable debt securities. For these debt securities, gains or losses from changes in fair value due to interest rate and currency market fluctuations, offset by losses or gains on related derivatives, are included in interest and other, net. A portion of the company’s marketable equity securities may from time to time be classified as trading assets, if the company no longer deems the investments to be strategic in nature at the time of trading asset designation, and has the ability and intent to mitigate equity market risk through sale or the use of derivative instruments. For these marketable equity securities, gains or losses from changes in fair value, primarily offset by losses or gains on related derivative instruments, are included in gains (losses) on equity securities, net. Also included in trading assets is a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. Gains or losses from changes in fair value of these equity securities, offset by losses or gains on the related liabilities, are included in interest and other, net. The company also uses fixed income investments and derivative instruments to seek to offset the remaining portion of the changes in the compensation liabilities.

Available-for-Sale Investments.  Investments designated as available-for-sale include marketable debt and equity securities. Investments that are designated as available-for-sale as of the balance sheet date are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest and other, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for six months, absent compelling evidence to the contrary.

Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year are classified as long-term investments.

The company acquires certain equity investments for the promotion of business and strategic objectives, and to the extent that these investments continue to have strategic value, the company typically does not attempt to reduce or eliminate the inherent market risks through hedging activities. The marketable portion of these investments is included in marketable strategic equity securities.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Marketable Equity Securities and Other Investments.  Non-marketable equity securities and other investments are accounted for at historical cost or, if Intel has significant influence over the investee, using the equity method of accounting. Intel’s proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other, net. Non-marketable equity securities, equity-method investments and other investments are included in other assets. All of the company’s investments are subject to a periodic impairment review; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators Intel uses to identify those events and circumstances include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; and the investee’s liquidity, debt ratios and the rate at which the investee is using cash. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair market value is considered to be nominal. If an investee obtains additional funding at a valuation lower than Intel’s carrying amount or requires a new round of equity funding to stay in operation, and the new funding does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairment of non-marketable equity securities is recorded in gains (losses) on equity securities, net.

Securities Lending

From time to time, the company enters into securities lending agreements with financial institutions, generally to facilitate hedging transactions. Selected securities are loaned and are secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on the balance sheet. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, the collateral is not recorded as an asset or a liability, unless the collateral is repledged. See “Note 5: Borrowings.”

Fair Values of Financial Instruments

Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of short-term investments, trading assets, long-term investments, marketable strategic equity securities, certain non-marketable investments, short-term debt, long-term debt, swaps, currency forward contracts, equity options and warrants are based on quoted market prices or pricing models using current market rates. Debt securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR. Equity options and warrants are priced using a Black-Scholes option pricing model. For the company’s portfolio of non-marketable equity securities, management believes that the carrying value of the portfolio approximates the fair value at December 27, 2003 and December 28, 2002. This estimate takes into account the decline of the equity and venture capital markets over the last few years, the impairment analyses performed and the impairments recorded during 2003 and 2002. All of the estimated fair values are management’s estimates; however, when there is no readily available market, the estimated fair values may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

Derivative Financial Instruments

The company’s primary objective for holding derivative financial instruments is to manage currency, interest rate and some equity market risks. The company’s derivative instruments are recorded at fair value and are included in other current assets, other assets, other accrued liabilities or debt. The company’s accounting policies for these instruments are based on whether they meet the company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of related assets, liabilities or debt.

As part of its strategic investment program, the company also acquires equity derivative instruments, such as warrants and equity conversion rights associated with debt instruments, that are not designated as hedging instruments. The gains or losses from changes in fair values of these equity derivatives are recognized in gains (losses) on equity securities, net.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Currency Risk.  The company transacts business in various currencies other than the U.S. dollar, primarily the Euro and certain other European and Asian currencies. The company has established balance sheet and forecasted transaction risk management programs to protect against reductions in fair value and volatility of future cash flows caused by changes in exchange rates. The forecasted transaction risk management program includes anticipated transactions such as operating costs and expenses and capital purchases. The company may use currency forward contracts, currency options, currency interest rate swaps and currency borrowings in these risk management programs. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.

Currency forward contracts and currency options that are used to hedge exposures to variability in anticipated non-U.S.-dollar-denominated cash flows are designated as cash flow hedges. The maturities of these instruments are generally less than 24 months. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of other comprehensive income in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. The gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other, net during the period of change.

Currency interest rate swaps and currency forward contracts are used to offset the currency risk of non-U.S.-dollar-denominated debt securities classified as trading assets, as well as other assets and liabilities denominated in various currencies. The maturities of these instruments are generally less than 12 months, except for derivatives hedging equity investments, which are generally five years or less. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related derivatives, with the resulting net gain or loss, if any, recorded in interest and other, net.

Interest Rate Risk.  The company’s primary objective for holding investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on a substantial majority of the company’s investments in long-term fixed-rate marketable debt securities are swapped to U.S. dollar LIBOR-based returns, using interest rate swaps and currency interest rate swaps in transactions that are not designated as hedges for accounting purposes. The floating interest rates on the swaps are reset on a monthly, quarterly or semiannual basis. Changes in fair value of the debt securities classified as trading assets are generally offset by changes in fair value of the related derivatives, resulting in negligible net impact. The net gain or loss, if any, is recorded in interest and other, net.

The company may also enter into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. These transactions are designated as fair value hedges. The gains or losses from the changes in fair value of the interest rate swaps, as well as the offsetting change in the hedged fair value of the long-term debt, are recognized in interest expense.

Equity Market Risk.  The company may enter into transactions designated as fair value hedges using equity options, swaps or forward contracts to hedge the equity market risk of marketable securities in its portfolio of strategic equity investments once the securities are no longer considered to have strategic value. The gain or loss from the change in fair value of these equity derivatives, as well as the offsetting change in hedged fair value of the underlying equity securities, are recognized currently in gains (losses) on equity securities, net. The company may use equity derivatives in transactions not designated as hedges to offset the change in fair value of certain equity securities classified as trading assets. The company may or may not enter into transactions to reduce or eliminate the market risks of its investments in strategic equity derivatives, including warrants.

Measurement of Effectiveness of Hedge Relationships.  For currency forward contracts, effectiveness of the hedge is measured using spot rates for hedging strategies related to long-term capital purchases, and using forward rates for all other strategies, to value the forward contract and the underlying hedged transaction. For currency options and equity options, effectiveness is measured by the change in the option’s intrinsic value, which represents the change from the spot price of the underlying hedged transaction compared to the option’s strike price. Changes in time value of these options are not included in the assessment of effectiveness. For interest rate swaps, effectiveness is measured by offsetting the change in fair value of the long-term debt with the change in fair value of the interest rate swap.

Any ineffective portion of the hedges, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other, net or in gains (losses) on equity securities, net, depending on the nature of the underlying asset or liability. If a

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses on the related derivative would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

For all periods presented, the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings for both cash flow and fair value hedges. There was no significant impact to results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur. For all periods presented, insignificant amounts of deferred gains or losses were reclassified from accumulated other comprehensive income to depreciation expense related to the company’s foreign currency capital purchase hedging program. The company estimates that less than $10 million of net derivative gains included in other comprehensive income will be reclassified into earnings within the next 12 months.

Inventories

Inventory cost is computed on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally six months or less. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. Inventories at fiscal year-ends were as follows:

(In Millions)	2003	2002
Raw materials	$333	$223
Work in process	1,490	1,365
Finished goods	696	688

Total inventories	$2,519	$2,276

Property, Plant and Equipment

Property, plant and equipment, net at fiscal year-ends was as follows:

(In Millions)	2003	2002
Land and buildings	$12,651	$11,374
Machinery and equipment	24,233	22,800
Construction in progress	1,808	2,738

	38,692	36,912
Less accumulated depreciation	(22,031)	(19,065)

Total property, plant and equipment, net	$16,661	$17,847

Property, plant and equipment is stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 2–4 years; buildings, 4–40 years. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets (see “Note 19: Impairment of Long-Lived Assets”). If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Goodwill

Effective the beginning of 2002, the company discontinued amortizing the remaining goodwill balances under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” All remaining and future acquired goodwill is subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist, using a fair-value-based approach. See “Note 16: Goodwill” for a discussion of goodwill impairments.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon adoption of SFAS No. 141, “Business Combinations,” workforce-in-place no longer meets the definition of an identifiable intangible asset for acquisitions qualifying as business combinations. As a result, as of the beginning of 2002, the net book value of the company’s remaining workforce-in-place of $39 million, along with associated deferred tax liabilities of $19 million, was reclassified to goodwill.

For 2001, reported net income of $1,291 million would have increased by $1,556 million to $2,847 million, adjusted for the exclusion of goodwill and workforce-in-place amortization, net of tax effect. Reported basic earnings per share of $0.19 in 2001 would have increased by $0.23 per share to $0.42 per share, and reported diluted earnings per share of $0.19 would have increased by $0.22 per share to $0.41 per share.

Identified Intangible Assets

Acquisition-related intangibles include developed technology, trademarks, customer lists and workforce-in-place, and are amortized on a straight-line basis over periods ranging from 2–6 years. Intellectual property assets primarily represent rights acquired under technology licenses and are amortized over the periods of benefit, ranging from 2–10 years, generally on a straight-line basis. All identified intangible assets are classified within other assets on the balance sheet. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

The company performs a quarterly review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Revenue Recognition

The company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectibility. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. Shipping charges billed to customers are included in net revenue, and the related shipping costs are included in cost of sales.

Product Warranty

The company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. The company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Advertising

Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue. Advertising expense was $1.8 billion in 2003 ($1.7 billion in 2002 and $1.6 billion in 2001).

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Benefit Plans

The company has employee stock benefit plans, which are described more fully in “Note 12: Employee Stock Benefit Plans.” The company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of all options granted under these stock option plans was equal to the market price of the underlying common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the grant date, no stock-based employee compensation, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, to options granted under the stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan, collectively called “options.” For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

(In Millions—Except Per Share Amounts)	2003	2002	2001
Net income, as reported	$5,641	$3,117	$1,291
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	991	1,170	1,037

Pro-forma net income	$4,650	$1,947	$254

Reported basic earnings per common share	$0.86	$0.47	$0.19

Reported diluted earnings per common share	$0.85	$0.46	$0.19

Pro-forma basic earnings per common share	$0.71	$0.29	$0.04

Pro-forma diluted earnings per common share	$0.71	$0.29	$0.04

It is the company’s policy under SFAS No. 123 to periodically make adjustments to pro-forma compensation expense to reflect forfeitures. Based on recent forfeiture data, the company reversed previously recognized pro-forma compensation expense and related tax effects totaling $190 million in 2003 ($87 million in 2002 and $93 million in 2001).

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. See “Note 12: Employee Stock Benefit Plans” for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003, and Intel has elected to apply the remaining provisions of the Interpretation for the period ending December 27, 2003. Intel has completed a review of its investments in both non-marketable and marketable equity securities as well as other arrangements to determine whether Intel is the primary beneficiary of any VIEs. The review did not identify any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share were as follows:

(In Millions)	2003	2002	2001
Weighted average common shares outstanding	6,527	6,651	6,716
Dilutive effect of employee stock options	94	108	163

Weighted average common shares outstanding, assuming dilution	6,621	6,759	6,879

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For 2003, approximately 418 million of the company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive (387 million in 2002 and 211 million in 2001). These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.

Note 4:  Common Stock Repurchase Program

The company has an ongoing authorization, as amended, from the Board of Directors to repurchase up to 2.3 billion shares of Intel’s common stock in open market or negotiated transactions. During 2003, the company repurchased 176 million shares of common stock at a cost of $4 billion. During 2002, the company repurchased 183 million shares of common stock at a cost of $4 billion (133 million shares at a cost of $4 billion during 2001). Since the program began in 1990, the company has repurchased and retired approximately 1.9 billion shares at a cost of $34 billion. As of December 27, 2003, approximately 414 million shares remained available for repurchase under the existing repurchase authorization.

Note 5:  Borrowings

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

(In Millions)	2003	2002
Drafts payable (non-interest-bearing)	$143	$211
Floating rate obligations under securities lending agreements	—	84
Current portion of long-term debt	81	141

Total short-term debt	$224	$436

Obligations under securities lending agreements had an average rate of 1.25% as of December 28, 2002. The company also borrows under a commercial paper program. Maximum borrowings under the company’s commercial paper program reached $30 million during 2003 and $240 million during 2002, and cannot exceed authorized borrowings of $3 billion. No commercial paper was outstanding as of December 27, 2003 or December 28, 2002. The company’s commercial paper is rated A-1+ by Standard & Poor’s and P-1 by Moody’s.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

(In Millions)	2003	2002
Payable in U.S. dollars:
Puerto Rico bonds adjustable 2003, due 2013 at 3.9%–4.25%	$—	$116
Zero coupon senior exchangeable notes due 2004	41	118
Other U.S. dollar debt	1	3
Payable in other currencies:
Euro debt due 2004–2018 at 2.3%–11%	975	833

	1,017	1,070
Less current portion of long-term debt	(81)	(141)

Total long-term debt	$936	$929

In 2003, the company redeemed bonds with a principal amount of $110 million. The bonds were issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority, and the company had guaranteed payment of principal and interest.

Holders of the company’s zero coupon senior exchangeable notes (Intel notes) had the right, prior to January 12, 2004, to exchange their Intel notes for Samsung Electronics Co., Ltd. convertible notes (Samsung notes) owned by Intel. The exchangeable notes were issued in order to partially mitigate the equity market risk of Intel’s investment in the Samsung notes, and the exchange option has been accounted for as an equity derivative and marked-to-market with the fair value recorded in long-term debt. During 2003, the holders exchanged Intel notes with a principal amount of $57 million ($122 million in 2002). In accordance with the terms of the Intel notes, the company delivered a portion of its investment in the Samsung notes with a face value of approximately $29 million to the holders in exchange for Intel notes ($61 million in 2002). The carrying value of the debt instrument, excluding the portion allocated to the equity derivative, is being accreted to its remaining principal amount of $21 million through interest expense over the period to its maturity. The Intel notes are classified as short-term debt at December 27, 2003. Subsequent to December 27, 2003, substantially all of the remaining Intel note holders have exercised their right to exchange their Intel notes for Samsung notes owned by Intel.

The Euro borrowings were made in connection with the financing of manufacturing facilities and equipment in Ireland, and Intel has invested the proceeds in Euro-denominated instruments of similar maturity to hedge currency and interest rate exposures.

As of December 27, 2003, aggregate debt maturities were as follows: 2004—$81 million; 2005—$48 million; 2006—$54 million; 2007—$58 million; 2008—$140 million; and thereafter—$636 million.

Note 6:  Investments

Trading Assets

Trading assets outstanding at fiscal year-ends were as follows:

	2003		2002
(In Millions)	Net Unrealized Gains	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Debt instruments	$174	$2,321	$64	$1,460
Equity securities	—	—	63	98
Equity securities offsetting deferred compensation	60	304	(1)	243

Total trading assets	$234	$2,625	$126	$1,801

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net holding gains (losses) on fixed income debt instruments classified as trading assets were $208 million in 2003, $79 million in 2002 and $(21) million in 2001. Net holding gains (losses) on the related derivatives were $(192) million in 2003, $(75) million in 2002 and $21 million in 2001. These amounts were included in interest and other, net in the consolidated statements of income.

Net holding gains on equity security trading assets were $77 million in 2003, $57 million in 2002 and $72 million in 2001. The $57 million net gain in 2002 includes a gain of $120 million that resulted from the designation of formerly restricted equity investments as trading assets as they became marketable. The cumulative difference between their cost and fair market value at the time they became marketable was recorded as a gain in 2002. Net holding gains (losses) on the related derivatives were $(84) million in 2003, $110 million in 2002 and $18 million in 2001. These gains and losses were included within losses on equity securities, net in the consolidated statements of income.

Certain equity securities within the trading asset portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $427 million in 2003 and $336 million in 2002, and are included in other accrued liabilities on the consolidated balance sheets. Net holding gains (losses) on equity securities offsetting deferred compensation arrangements were $52 million in 2003, $(64) million in 2002 and $(45) million in 2001, and were included within interest and other, net in the consolidated statements of income.

Available-for-Sale Investments

Available-for-sale investments at December 27, 2003 were as follows:

(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$9,948	$—	$(1)	$9,947
Bank time deposits	1,900	—	—	1,900
Floating rate notes	1,078	—	—	1,078
Loan participations	985	—	—	985
Corporate bonds	703	—	—	703
Marketable strategic equity securities	467	47	—	514
Preferred stock and other equity	224	9	—	233
Other debt securities	352	—	—	352

Total available-for-sale investments	15,657	56	(1)	15,712
Less amounts classified as cash equivalents	(7,764)	—	—	(7,764)

	$7,893	$56	$(1)	$7,948

Available-for-sale investments at December 28, 2002 were as follows:

(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$6,935	$1	$—	$6,936
Bank time deposits	2,121	1	—	2,122
Loan participations	862	—	—	862
Corporate bonds	838	—	—	838
Floating rate notes	781	—	(1)	780
Preferred stock and other equity	140	—	—	140
Other debt securities	71	—	—	71
Marketable strategic equity securities	38	19	(1)	56

Total available-for-sale investments	11,786	21	(2)	11,805
Less amounts classified as cash equivalents	(7,189)	—	—	(7,189)

	$4,597	$21	$(2)	$4,616

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company sold available-for-sale securities with a fair value at the date of sale of $39 million in 2003, $114 million in 2002 and $1.3 billion in 2001. The gross realized gains on these sales totaled $16 million in 2003, $15 million in 2002 and $548 million in 2001. The company realized gross losses on sales of less than $1 million in 2003, $39 million in 2002 and $187 million in 2001. The company recognized gains on shares exchanged in third-party merger transactions of $7 million in 2003, $1 million in 2002 and $156 million in 2001. The company recognized impairment losses on available-for-sale and non-marketable investments of $319 million in 2003, $524 million in 2002 and $1.1 billion in 2001.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at December 27, 2003, by contractual maturity, were as follows:

(In Millions)	Cost	Estimated Fair Value
Due in 1 year or less	$13,120	$13,119
Due in 1–2 years	842	842
Due in 2–5 years	378	378
Due after 5 years	626	626

Total investments in available-for-sale debt securities	$14,966	$14,965

Note 7:  Fair Values of Financial Instruments

The estimated fair values of financial instruments outstanding at fiscal year-ends were as follows:

	2003		2002
(In Millions—Assets (Liabilities))	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$7,971	$7,971	$7,404	$7,404
Short-term investments	$5,568	$5,568	$3,382	$3,382
Trading assets	$2,625	$2,625	$1,801	$1,801
Marketable strategic equity securities	$514	$514	$56	$56
Other long-term investments	$1,866	$1,866	$1,178	$1,178
Non-marketable equity investments	$665	$665	$730	$730
Other non-marketable investments	$32	$32	$92	$92
Derivatives recorded as assets	$134	$134	$278	$278
Derivatives recorded as liabilities	$(178)	$(178)	$(89)	$(89)
Short-term debt	$(224)	$(224)	$(436)	$(432)
Long-term debt	$(936)	$(936)	$(929)	$(929)

Note 8:  Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of investments in debt securities, derivative financial instruments and trade receivables. Intel generally places its investments with high-credit-quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on Intel’s analysis of that counterparty’s relative credit standing. Investments in debt securities with original maturities of greater than six months consist primarily of A and A2 or better rated financial instruments and counterparties. Investments with original maturities of up to six months consist primarily of A-1 and P-1 or better rated financial instruments and counterparties. Government regulations imposed on investment alternatives of Intel’s non-U.S. subsidiaries, or the absence of A and A2 rated counterparties in certain countries, result in some minor exceptions, which are reviewed and approved by the Board of Directors annually. Credit rating criteria for derivative instruments are similar to those for investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the obligations of Intel with that counterparty. At December 27, 2003, debt investments were placed with approximately 220 different counterparties. Intel’s practice is to obtain and secure available collateral from counterparties against obligations, including securities lending transactions, whenever Intel deems appropriate.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A majority of the company’s trade receivables are derived from sales to original equipment manufacturers and original design manufacturers of computer systems, cellular handsets and handheld computing devices, networking and communications equipment, and peripherals. The company’s three largest customers accounted for approximately 42% of net revenue for 2003, an increase from 38% for 2002 (35% of net revenue for 2001). At December 27, 2003, the three largest customers accounted for approximately 43% of net accounts receivable (39% of net accounts receivable at December 28, 2002).

The company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the financial stability of the company’s end customers and the diverse geographic sales areas. To assess the credit risk of counterparties, a quantitative and qualitative analysis is performed. From this analysis, credit limits are established and a determination is made whether one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance, is necessary.

Note 9:  Interest and Other, Net

(In Millions)	2003	2002	2001
Interest income	$248	$298	$615
Interest expense	(62)	(84)	(56)
Loss on investment in Convera	—	—	(196)
Other, net	6	(20)	30

Total	$192	$194	$393

Effective as of the beginning of 2001, the company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The cumulative effect of the adoption of SFAS No. 133 was an increase in income before taxes of $45 million, which was included in other, net for 2001.

During 2001, Intel recorded a loss of approximately $39 million as its proportionate share of the net loss of Convera Corporation, accounted for as an equity-method investment, and recognized a combined net loss of $157 million on the impairment and subsequent sale of the remaining investment in Convera.

Note 10:  Comprehensive Income

The components of other comprehensive income and related tax effects were as follows:

(In Millions)	2003	2002	2001
Change in net unrealized holding gain on investments, net of tax of $(18), $24 and $187 in 2003, 2002 and 2001, respectively	$33	$(44)	$(347)
Less: adjustment for net gain or loss on investments included in net income, net of tax of $5, $(14) and $(99) in 2003, 2002 and 2001, respectively	(11)	25	184
Change in net unrealized holding gain on derivatives, net of tax of $(15), $(23) and $4 in 2003, 2002 and 2001, respectively	27	43	(7)
Less: adjustment for amortization of net gain on derivatives included in net income, net of tax	(1)	—	—
Minimum pension liability, net of tax of $(2) and $2 in 2003 and 2002, respectively	5	(6)	—

	$53	$18	$(170)

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	2003	2002
Accumulated net unrealized holding gain on available-for-sale investments	$35	$13
Accumulated net unrealized holding gain on derivatives	62	36
Accumulated minimum pension liability	(1)	(6)

Total accumulated other comprehensive income	$96	$43

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11:  Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2003	2002	2001
Income (loss) before taxes:
U.S.	$5,705	$2,165	$(350)
Non-U.S.	1,737	2,039	2,533

Total income before taxes	$7,442	$4,204	$2,183

Provision for taxes:
Federal:
Current	$808	$542	$903
Deferred	420	91	(417)

	1,228	633	486

State:
Current	223	143	142
Non-U.S.:
Current	379	292	366
Deferred	(29)	19	(102)

	350	311	264

Total provision for taxes	$1,801	$1,087	$892

Effective tax rate	24.2%	25.9%	40.9%

The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for 2003 by $216 million ($270 million for 2002 and $435 million for 2001).

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

(In Percentages)	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefits	1.9	2.2	4.2
Non-U.S. income taxed at different rates	(2.8)	(5.9)	(15.4)
Non-deductible acquisition-related costs and goodwill impairments	3.1	1.3	30.6
Tax benefit related to divestitures	(10.2)	(1.8)	—
Export sales benefit	(2.5)	(3.0)	(11.2)
Other	(0.3)	(1.9)	(2.3)

Income tax rate	24.2%	25.9%	40.9%

The company reduced its tax provision for 2003 by approximately $758 million due to the tax benefits related to the sale of certain businesses and assets through the sale of stock of acquired companies ($75 million in 2002). See “Note 14: Business Combinations and Divestitures.”

The company reduced its tax provision for 2001 by $100 million due to an increase in the tax benefit related to export sales for 2000, including the impact of a revision in the tax law. This change in estimated taxes was reflected in the federal tax return for 2000 filed in 2001.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2001, the Internal Revenue Service (IRS) commenced an examination of Intel’s tax returns for the years 1999 and 2000. In August 2003, the IRS proposed certain adjustments to the amounts reflected by Intel on these returns as a tax benefit for its export sales (see “Note 21: Contingencies”). In January 2004, the IRS commenced an examination of Intel’s tax returns for the years 2001 and 2002. Although the outcome of tax audits is always uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the company’s deferred tax assets and liabilities at fiscal year-ends were as follows:

(In Millions)	2003	2002
Deferred tax assets
Accrued compensation and benefits	$218	$199
Accrued advertising	107	96
Deferred income	245	199
Inventory valuation	156	184
Impairment losses on equity investments	106	319
Other, net	137	139

	969	1,136

Deferred tax liabilities
Depreciation	(1,272)	(948)
Acquired intangibles	(68)	(120)
Unremitted earnings of certain subsidiaries	(86)	(112)
Unrealized gains on investments	(50)	(45)
Other, net	(6)	(7)

	(1,482)	(1,232)

Net deferred tax liability	$(513)	$(96)

U.S. income taxes were not provided for on a cumulative total of approximately $7.0 billion of undistributed earnings for certain non-U.S. subsidiaries. The company intends to reinvest these earnings indefinitely in operations outside the U.S.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12:  Employee Stock Benefit Plans

Stock Option Plans

The company has a stock option plan under which officers, key employees and non-employee directors may be granted options to purchase shares of the company’s authorized but unissued common stock. This plan expires in May 2004. The company also has a broad-based stock option plan under which stock options may be granted to all employees other than officers and directors. This plan expires in January 2007. As of December 27, 2003, substantially all of our employees were participating in one of the stock option plans. The company presently expects to propose a new equity plan for stockholder vote at its May 2004 Annual Stockholders’ Meeting. Contingent on stockholder approval, this new equity plan would replace both of the existing plans. The company’s Executive Long-Term Stock Option Plan, under which certain key employees, including officers, were granted stock options, terminated in 1998. In prior years, Intel also assumed the stock option plans and the outstanding options of certain acquired companies. No additional stock grants will be made under the Executive Long-Term Stock Option Plan or the assumed plans. Options granted by Intel currently expire no later than 10 years from the grant date. Options granted in 2003 to existing and newly hired employees generally vest in increments over four or five years from the date of grant, and certain grants to key employees have delayed vesting, generally beginning six years from the date of grant. Additional information with respect to stock option plan activity is as follows:

	Shares Available for Grant	Outstanding Options
(Shares in Millions)		Number of Shares	Weighted Average Exercise Price
December 30, 2000	347.6	638.2	$24.16
Supplemental grant	(51.9)	51.9	$25.69
2002 merit grant	(67.6)	67.6	$24.37
Other grants	(118.6)	118.6	$25.48
Options assumed in acquisitions	—	9.0	$19.25
Exercises	—	(68.0)	$6.06
Cancellations	45.1	(48.8)	$35.01
Additional shares reserved	900.0	—	—

December 29, 2001	1,054.6	768.5	$25.33
Supplemental grant	(118.1)	118.1	$20.23
Other grants	(55.5)	55.5	$25.43
Exercises	—	(51.4)	$6.79
Cancellations	40.8	(45.3)	$33.56

December 28, 2002	921.8	845.4	$25.31
Grants	(109.9)	109.9	$20.22
Exercises	—	(63.7)	$10.08
Cancellations	40.0	(41.5)	$30.49
Reduction in shares available for grant	(325.0)	—	—

December 27, 2003	526.9	850.1	$25.54

Options exercisable at:
December 29, 2001		230.9	$11.27
December 28, 2002		274.0	$16.57
December 27, 2003		327.5	$20.53

In December 2003, the Board of Directors approved a reduction in the number of shares authorized for issuance under the broad-based stock option plan, reducing the number of shares available for issuance by 325 million. This amount was not expected to be utilized for future grants, after taking into account the current average run-rate of grants per year and the remaining life of the plan.

In November 2002, a supplemental stock option grant was given to employees who had previously been granted options in 2001 and 2000 that had exercise prices above the November 2002 market price. This 2002 supplemental grant was made in order to retain employees, due to competitive market conditions and a decline in the company’s stock price. The 2002 supplemental options vest in equal amounts over four years. A supplemental stock grant was also made in 2001, vesting in equal amounts in 2002 and 2003.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2001, the company granted merit-based options that would typically have been granted in 2002, in order to enhance the potential long-term retention value of these stock options. This grant is referred to in the table above as “2002 merit grant.” The 2002 merit grant vests in 2007, on about the same date that the options would vest if they had been granted in 2002. Merit grants made in 2002, included in “other grants” in the table above, were reduced by the shares granted in this early grant program during 2001.

The range of option exercise prices for options outstanding at December 27, 2003 was $0.01 to $87.90. This range reflects the impact of options assumed with acquired companies in addition to the fluctuating price of Intel common stock.

The following table summarizes information about options outstanding at December 27, 2003:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares (In Millions)	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares (In Millions)	Weighted Average Exercise Price
$0.01–$17.40	115.4	3.0	$8.57	94.3	$7.13
$17.41–$20.17	193.6	6.3	$18.48	103.2	$18.34
$20.23–$24.35	263.1	8.0	$22.38	37.6	$20.97
$24.37–$31.35	126.6	7.1	$28.63	46.9	$26.44
$31.37–$45.16	70.4	7.1	$37.06	30.5	$38.46
$45.96–$87.90	81.0	6.3	$61.96	15.0	$63.74

Total	850.1	6.5	$25.54	327.5	$20.53

These options will expire if not exercised at specific dates through October 2013. Option exercise prices for options exercised during the three-year period ended December 27, 2003 ranged from $0.01 to $36.47.

Stock Participation Plan

In addition to the employee stock option plans, the company has a Stock Participation Plan, under which eligible employees may purchase shares of Intel’s common stock at 85% of the average of the high and low stock price reported on The NASDAQ Stock Market* at specific, predetermined dates. Approximately 75% of the company’s employees were participating in the Stock Participation Plan as of December 27, 2003. Of the 944 million shares authorized to be issued under the plan, 85.9 million shares remained available for issuance at December 27, 2003. Employees purchased 23.8 million shares in 2003 (17.0 million in 2002 and 13.0 million in 2001) for $328 million ($338 million in 2002 and $351 million in 2001).

SFAS No. 123 Assumptions and Fair Value

The effect on net income and earnings per share if the company had applied the recognition provision of SFAS No. 123 is reported in “Note 2: Accounting Policies.”

The weighted average estimated fair value of employee stock options granted during 2003 was $9.02 ($10.89 in 2002 and $12.62 in 2001). The fair value of options granted in 2003, 2002 and 2001 was estimated at the date of grant using the following weighted average assumptions:

2003	2002	2001
Expected life (in years)	4.4	6.0	6.0
Risk-free interest rate	12.2%	3.7%	4.9%
Volatility	.5	4.4	9.4	7
Dividend yield	.4%	.3%	.3%

An analysis of historical information is used to determine the company’s assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The expected life for options granted in 2003 reflects

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options granted to existing employees that now generally vest ratably over four years from the date of grant. Options granted to existing employees during 2002 and prior years generally vest five years from the date of grant.

Under the Stock Participation Plan, rights to purchase shares are granted during the first and third quarter of each year. The estimated weighted average value of rights granted under the Stock Participation Plan during 2003 was $5.65 ($7.23 during 2002 and $8.97 in 2001). The fair value of rights granted during 2003, 2002 and 2001 was estimated at the date of grant using the following weighted average assumptions:

2003	2002	2001
Expected life (in years)	.5	.5	.5
Risk-free interest rate	1.1%	1.8%	4.1%
Volatility	.5	0.5	0.5	4
Dividend yield	.4%	.3%	.3%

Note 13:  Retirement Benefit Plans

Profit Sharing Plans

The company provides tax-qualified profit-sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the Chief Executive Officer of the company under delegation of authority from the Board of Directors, pursuant to the terms of the Profit Sharing Plan. Substantially all of the assets as of December 27, 2003 have been allocated to an equity index fund managed by an outside fund manager, consistent with the investment policy for the Profit Sharing Plan.

The company also provides a non-qualified profit-sharing retirement plan for the benefit of eligible employees in the U.S. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan is unfunded.

The company expensed $302 million for the qualified and non-qualified profit-sharing retirement plans in 2003 ($303 million in 2002 and $190 million in 2001). The company expects to fund approximately $291 million for the 2003 contribution to the qualified plan and to allocate approximately $3 million for the non-qualified profit-sharing retirement plan.

Contributions made by the company on behalf of the employees vest based on the employee’s years of service. Vesting begins after three years of service in 20% annual increments until the employee is 100% vested after seven years.

Pension and Postretirement Benefit Plans

U.S. Pension Benefits.  The company provides a tax-qualified defined-benefit pension plan for the benefit of eligible employees and retirees in the U.S. The plan provides for a minimum pension benefit that is determined by a participant’s years of service, final average compensation (taking into account the participant’s social security wage base) and the value of the company’s contributions, plus earnings, in the Profit Sharing Plan. If the pension benefit exceeds the participant’s balance in the Profit Sharing Plan, the participant will receive a combination of pension and profit-sharing amounts equal to the pension benefit. However, the participant will receive only the benefit from the Profit Sharing Plan if such benefit is greater than the value of the pension benefit. The U.S defined-benefit plan’s projected benefit obligation assumes future contributions to the Profit Sharing Plan, and if the company does not continue to contribute to or significantly reduces contributions to the Profit Sharing Plan, the U.S. defined-benefit plan projected benefit obligation could increase significantly. Historically, the company has contributed 8% to 12.5% of participants’ eligible compensation to the Profit Sharing Plan on an annual basis. The benefit obligation and related assets under this plan have been measured as of November 30, 2003.

Non-U.S. Pension Benefits.  The company also provides defined-benefit pension plans in certain other countries. The company deposits funds for certain of these plans, consistent with the requirements of local law, with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the obligation for the non-U.S. plans depend on the local economic environment. The benefit obligations and related assets under these plans have been measured as of December 27, 2003.

Postretirement Medical Benefits.  Upon retirement, eligible U.S. employees are credited with a defined dollar amount based on years of service. These credits can be used to pay all or a portion of the cost to purchase coverage in an Intel-sponsored medical plan.

Funding Policy.  The company’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of U.S. federal laws and regulations or applicable local laws and regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, and local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. The company accrues for all such liabilities.

Benefit Obligation and Plan Assets

The changes in the benefit obligations, plan assets and funded status for the plans described above were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2003	2002	2003	2002	2003	2002
Change in projected benefit obligation:
Beginning projected benefit obligation	$28	$15	$242	$194	$132	$101
Service cost	5	3	26	23	12	10
Interest cost	3	2	18	14	10	8
Plan participants’ contributions	—	—	3	4	—	—
Actuarial (gain) loss	14	9	(15)	8	28	16
Currency exchange rate changes	—	—	37	8	—	—
Benefits paid to plan participants	(1)	(1)	(5)	(9)	(4)	(3)

Ending projected benefit obligation	$49	$28	$306	$242	$178	$132

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2003	2002	2003	2002	2003	2002
Change in plan assets:
Beginning fair value of plan assets	$23	$11	$140	$133	$1	$—
Actual return on plan assets	2	(3)	18	(16)	—	—
Employer contributions	6	16	15	23	3	3
Plan participants’ contributions	—	—	3	4	2	1
Currency exchange rate changes	—	—	23	5	—	—
Benefits paid to participants	(1)	(1)	(4)	(9)	(4)	(3)

Ending fair value of plan assets	$30	$23	$195	$140	$2	$1

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2003	2002	2003	2002	2003	2002
Funded status:
Ending funded status	$(19)	$(5)	$(111)	$(102)	$(176)	$(131)
Unrecognized transition obligation	—	—	2	2	—	—
Unrecognized net actuarial (gain) loss	18	7	32	40	33	6
Unrecognized prior service cost	1	2	—	—	36	40

Net amount recognized	$—	$4	$(77)	$(60)	$(107)	$(85)

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized on the balance sheet for the plans described above were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2003	2002	2003	2002	2003	2002
Amounts recognized in the balance sheet:
Prepaid benefit cost	$—	$4	$25	$14	$—	$—
Accrued benefit liability	—	—	(103)	(82)	(107)	(85)
Deferred tax asset	—	—	—	2	—	—
Accumulated other comprehensive income	—	—	1	6	—	—

Net amount recognized	$—	$4	$(77)	$(60)	$(107)	$(85)

The accumulated benefit obligations for the plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2003	2002	2003	2002	2003	2002
Accumulated benefit obligation	$28	$17	$224	$167	$178	$132

Included in the aggregate data in the tables below are the aggregate amounts applicable to the company’s pension plans with accumulated benefit obligations in excess of plan assets as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In Millions)	2003	2002	2003	2002
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	—	—	$148	$68
Plan assets	—	—	$87	$25

Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$49	$28	$306	$242
Plan assets	$30	$23	$195	$140

Assumptions

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2003	2002	2003	2002	2003	2002
Discount rate	6.0%	7.0%	5.5%	7.9%	6.0%	7.0%
Expected return on plan assets	8.0%	8.5%	6.7%	9.2%	—	—
Rate of compensation increase	5.0%	5.0%	3.5%	6.8%	—	—
Future profit-sharing contributions	6.0%	6.0%	—	—	—	—

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2003	2002	2003	2002	2003	2002
Discount rate	7.0%	7.0%	5.5%	7.9%	6.0%	7.0%
Expected return on plan assets	8.0%	8.5%	6.7%	9.2%	—	—
Rate of compensation increase	5.0%	5.0%	3.5%	6.8%	—	—
Future profit-sharing contributions	6.0%	6.0%	—	—	—	—

Asset return assumptions are derived following actuarial and statistical methodologies, from an analysis of long-term historical data relevant to the country where each plan is in effect and the investments applicable to the plan. Plans are subject to regulation under local law, which may directly or indirectly affect the types of investments that a plan may hold.

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
(In Millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001
Service cost	$7	$6	$3	$27	$22	$34	$12	$10	$9
Interest cost	2	2	1	18	14	13	10	8	7
Expected return on plan assets	(2)	(1)	(1)	(1)	(12)	(15)	—	—	—
Amortization of prior service cost	1	—	—	—	—	1	4	4	4
Recognized net actuarial (gain) loss	1	—	—	1	—	1	—	—	—

Net periodic benefit cost	$9	$7	$3	$45	$24	$34	$26	$22	$20

U.S. Plan Assets

The company’s U.S. Pension Plan asset allocation at the end of fiscal 2003 and 2002 was 100% allocated to equity securities. The target allocation for 2004 is expected to remain the same. The expected long-term rate of return for these equity securities is 8%. The company’s long-term investment goal is to provide a basic level of benefits through the U.S. Pension Plan guarantee, with an opportunity for participants to accumulate funds in excess of amounts guaranteed by the U.S. Pension Plan through asset accumulation in the Profit Sharing Plan. The U.S. plan assets are invested in equity securities, primarily in large, diversified domestic and multinational U.S. equities, which seek to match the performance of the Standard and Poor’s 500 Index*. The company believes that investing in large, multinational companies achieves adequate diversity, in that such companies represent a wide range of industries, and many of those companies derive a significant portion of their revenue from non-U.S. sources or otherwise reflect market conditions throughout the world. When deemed appropriate, a portion of the fund may be invested in futures contracts for the purpose of acting as a temporary substitute for investment in equity securities. The fund does not engage in speculative futures transactions.

In order to determine the expected long-term rate of return for the U.S. plan assets, the company used actuarial and statistical methods to estimate the likely results over a 20-year time horizon. The analysis was based on historical equity market returns during the period from 1926 to 2002. Management selected a rate of return within the likely range reflecting a conservative view of future expected returns.

Funding Expectation for 2004

No further contributions are required during 2004 under applicable law for the U.S. Pension Plan. The company intends to make voluntary contributions so that assets exceed the Accumulated Benefit Obligation at the end of the year. Employer contributions to the Postretirement Medical Benefits Plan are expected to be approximately $4 million during 2004.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14:  Business Combinations and Divestitures

All of the company’s qualifying business combinations have been accounted for using the purchase method of accounting. Consideration includes the cash paid and the value of any stock issued and options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash and any debt assumed. The company accounts for the intrinsic value of stock options assumed related to future services as unearned compensation within stockholders’ equity (see “Note 18: Acquisition-Related Unearned Stock Compensation”).

During 2003, the company completed one acquisition qualifying as a business combination in exchange for total cash consideration of approximately $21 million. There were no acquisitions qualifying as business combinations in 2002. The acquisitions in 2001 were entered into primarily to expand Intel’s optical, wired Ethernet, wireless connectivity and telecommunications capabilities. The operating results of all of the significant businesses acquired in 2003 and 2001 have been included in the results of the Intel Communications Group (ICG) operating segment from the date of acquisition.

The following table summarizes the company’s business combinations completed in 2001:

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

Other business combinations in the above summary represent seven business combination transactions in 2001 that were not individually significant.

Purchase consideration for acquisitions in 2001 included 21.0 million unregistered shares of Intel common stock. Of these shares, 5.2 million were contingent upon the continued employment of certain employees and/or meeting performance criteria, and approximately 4.8 million of the contingent shares have subsequently been issued. An additional 900,000 registered shares were issuable to certain employees contingent upon meeting certain performance criteria. Of these shares, approximately 700,000 were subsequently issued, and approximately 200,000 were forfeited, as certain milestones had not been met. For consideration payable in shares that is contingent on employment, the value is included in purchase consideration. Although included in the total consideration disclosed, the fair value of such stock compensation is allocated to unearned stock compensation (see Note 18: “Acquisition-Related Unearned Stock Compensation”) and is not included in the allocation of purchase price to assets acquired. For the 2001 acquisitions, $224 million in cash compensation was contingent upon the continued employment of certain employees and/or meeting performance criteria and was not included in purchase consideration. Of this amount, approximately $168 million was paid and approximately $11 million was forfeited. Of the $45 million in cash compensation remaining to be paid, approximately $13 million was not yet earned and thus not reflected in the company’s balance sheet as of December 27, 2003.

During 2003, the company recognized approximately $758 million in tax benefits related to sales of the stock of certain previously acquired companies, primarily DSP Communications, Inc. (DSP), Dialogic Corporation and Xircom. A net benefit of approximately $420 million was recognized during the fourth quarter of 2003 on the divestiture of a portion of the intellectual property assets of DSP, through the sale of the stock of DSP. Also during the fourth quarter of 2003, a benefit of approximately $200 million was recognized on the divestiture of a portion of the assets, primarily real estate, of Dialogic, through the sale of the stock of Dialogic. A benefit of approximately $125 million was recognized earlier in the year related to the sale of a wireless WAN business, through the sale of the stock of Xircom. The pre-tax losses on these sales for financial statement or book purposes were not significant. The company was able to recognize tax losses because the tax basis in the entities exceeded the book basis, as the goodwill allocated to the transactions for financial statement purposes was less than the amount the company could effectively deduct for tax purposes. During 2002, the company recognized a $75 million tax benefit related to sales of the stock of certain previously acquired companies, primarily Ziatech Corporation.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2002, Intel wrote off acquisition-related identified intangibles of $127 million, related to a portion of the developed technology acquired with the Xircom acquisition and the acquisition of Trillium Digital Systems, Inc. The impaired developed technology of Xircom primarily related to PC Ethernet cards, whose forecasted revenue declined significantly as the market moved to LAN-on-motherboard technology. The impaired developed technology of Trillium related primarily to a change in the product roadmap for telephony operating-systems software that resulted in a significant decline in forecasted revenue for that technology. The amount of the impairments was determined using a fair-value approach based on discounted future cash flows. In 2001, Intel wrote off acquisition-related identified intangibles of $26 million and goodwill of $98 million, related to acquisitions made prior to 2000.

For 2003, $5 million was allocated to purchased in-process research and development (IPR&D) and expensed at the time of the acquisition ($198 million for 2001), because the technological feasibility of products under development had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. The company determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors.

Note 15:  Acquisition of Development-Stage Operations

An acquisition of a development-stage operation does not qualify as a business combination under SFAS No. 141, “Business Combinations,” and purchase consideration for such an acquisition is not allocated to goodwill. Workforce-in-place does qualify as an identified intangible asset for an acquisition of a development-stage operation.

During 2003, the company acquired a development-stage operation in exchange for total cash consideration of approximately $40 million, all of which was allocated to workforce-in-place. During 2002, the company acquired three development-stage operations in exchange for total consideration of approximately $57 million, with approximately $35 million allocated to acquisition-related developed technology and $20 million to IPR&D, with the remaining amount representing the value of net tangible assets. The operating results of each of these acquisitions since the date of acquisition have been included in the operating results of the acquiring business unit within either the ICG operating segment or the “all other” category, as appropriate, for segment reporting purposes.

Note 16:  Goodwill

Goodwill by operating segment was adjusted for the years ended December 28, 2002 and December 27, 2003, as follows:

(In Millions)	Intel Communications Group	Intel Architecture Business	Wireless Communications and Computing Group	All Other	Total
December 29, 2001	$3,653	$68	$603	$6	$4,330
Workforce-in-place reclassified, net of deferred tax	12	—	8	—	20
Other adjustments	(21)	1	—	—	(20)

December 28, 2002	3,644	69	611	6	4,330
Impairments	—	—	(611)	(6)	(617)
Additions	3	—	—	—	3
Other adjustments	(9)	(2)	—	—	(11)

December 27, 2003	$3,638	$67	$—	$—	$3,705

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2003, the company completed its annual impairment review for goodwill and found indicators of impairment for the Wireless Communications and Computing Group (WCCG) reporting unit. The WCCG business, comprised primarily of flash memory products and cellular baseband chipsets, has not performed as management had expected. In the fourth quarter of 2003, it became apparent that WCCG was now expected to grow more slowly than previously projected. A slower-than-expected rollout of products and slower-than-expected customer acceptance of our products in the baseband chipset business, as well as a delay in the transition to next-generation phone networks, have pushed out the forecasts for sales into high-end data cell phones. These factors resulted in lower growth expectations for the reporting unit and triggered the goodwill impairment. The impairment review requires a two-step process. The first step of the review compares the fair value of the reporting units with substantial goodwill against their aggregate carrying values, including goodwill. The company estimated the fair value of the WCCG and ICG reporting units using the income method of valuation, which includes the use of estimated discounted cash flows. Based on the comparison, the carrying value of the WCCG reporting unit exceeded the fair value. Accordingly, the company performed the second step of the test, comparing the implied fair value of the WCCG reporting unit’s goodwill with the carrying amount of that goodwill. Based on this assessment, the company recorded a non-cash impairment charge of $611 million, which is included as a component of operating income in the “all other” category for segment reporting purposes.

Also during 2003, the goodwill related to one of the company’s seed businesses, included in the “all other” category, was impaired. Seed businesses are businesses that support the company’s strategic initiatives. In addition, goodwill in the ICG operating segment decreased, primarily as a result of goodwill allocated to divestitures on a fair value basis in 2003. During 2003, the company recorded goodwill of $3 million in connection with a qualifying business combination. In 2002, no goodwill was recorded or impaired.

Upon adoption of SFAS No. 141, workforce-in-place no longer meets the definition of an identifiable intangible asset in acquisitions qualifying as business combinations. As a result, as of the beginning of 2002, the net book value of the company’s workforce-in-place of $39 million, along with associated deferred tax liabilities of $19 million, was reclassified to goodwill (see “Goodwill” under “Note 2: Accounting Policies”).

Note 17:  Identified Intangible Assets

Identified intangible assets acquired during 2003 and 2002 are summarized as follows:

	2003		2002
(In Millions)	Value	Weighted Average Life	Value	Weighted Average Life
Acquisition-related developed technology	$14	4	$35	2
Other acquisition-related intangibles	40	2	—	—
Intellectual property assets	96	5	317	7

Total identified intangible assets	$150		$352

Of the intellectual property assets acquired in 2002, $295 million represented the value of assets capitalized as a result of payments under the settlement agreement with Intergraph Corporation related to the lawsuits in Alabama and Texas (see “Note 21: Contingencies”). The value of the Intergraph assets and the amount of the charge to cost of sales in 2002 were derived from the historical and expected future revenue from sales of the relevant microprocessors.

Identified intangible assets as of December 27, 2003 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$994	$(772)	$222
Other acquisition-related intangibles	94	(49)	45
Intellectual property assets	604	(212)	392

Total identified intangible assets	$1,692	$(1,033)	$659

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identified intangible assets as of December 28, 2002 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$1,125	$(727)	$398
Other acquisition-related intangibles	74	(52)	22
Intellectual property assets	750	(336)	414

Total identified intangible assets	$1,949	$(1,115)	$834

Amortization of acquisition-related intangibles and costs included the following:

(In Millions)	2003	2002	2001
Amortization of acquisition-related intangibles	$203	$246	$347
Impairment of acquisition-related intangibles	—	127	26
Amortization of acquisition-related unearned stock compensation	39	90	174
Other acquisition-related costs	59	85	81

Total	$301	$548	$628

Acquisition-related intangible impairments of $127 million in 2002 represented write-offs of developed technology and other acquisition-related intangibles primarily related to the previous acquisitions of Xircom and Trillium (see “Note 14: Business Combinations and Divestitures”). Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation to employees related to previous acquisitions. The compensation is being recognized over the period earned. All amortization of acquisition-related intangibles and costs, including impairments, is included in “all other” for segment reporting purposes.

Amortization of intellectual property assets was $118 million in 2003 ($120 million in 2002 and $89 million in 2001). The amortization of an intellectual property asset is generally included in either cost of sales or research and development.

Based on the carrying value of identified intangible assets recorded at December 27, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2004	2005	2006	2007	2008
Acquisition-related intangibles	$143	$102	$21	$1	$—
Intellectual property assets	$104	$86	$73	$41	$32

Note 18:  Acquisition-Related Unearned Stock Compensation

The company records acquisition-related purchase consideration as unearned stock-based compensation in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” During 2003 and 2002, the company recorded no such unearned stock-based compensation. Acquisition-related unearned stock compensation includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of selected employee stockholders and/or the completion of specified milestones. The unearned stock-based compensation also includes the intrinsic value of stock options assumed in connection with business combinations that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs. Amortization of unearned stock compensation was $39 million for 2003 ($90 million for 2002 and $174 million for 2001). For 2003, unearned stock compensation in the statement of stockholders’ equity was reduced by $4 million related to various adjustments ($12 million in 2002) and in 2002 was additionally reduced by $13 million related to net losses on sales of businesses that were included in operating income.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19:  Impairment of Long-Lived Assets

During 2003, the company had substantially completed the wind-down of its Intel® Online Services web hosting business. The company has recognized a related $131 million pre-tax charge in cost of sales, of which $106 million was recorded in 2002, and the remainder was recorded in the first half of 2003 due to an increase in the estimate of assets that will no longer be utilized. Approximately $123 million of the charge related to the impairment of the web hosting business’ assets, including leasehold improvements and server equipment. The amount of the impairment was determined based on discounted future cash flows and comparable market prices. The remaining $8 million represented the accrual of lease and other exit-related costs. The total charge was reflected in the “all other” category for segment reporting purposes. For both 2003 and 2002, the operating results of this business were not significant to the results of the company.

Note 20:  Commitments

The company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2026. Rental expense was $149 million in 2003, $163 million in 2002 and $182 million in 2001. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2004—$101 million; 2005—$83 million; 2006—$52 million; 2007—$35 million; 2008—$29 million; 2009 and beyond—$203 million. Commitments for construction or purchase of property, plant and equipment approximated $1.5 billion at December 27, 2003. Other commitments as of December 27, 2003 totaled $317 million. Other commitments included payments due under various types of licenses, and non-contingent joint funding obligations, such as co-marketing and co-development initiatives.

Note 21:  Contingencies

Tax Matters

In August 2003, in connection with the IRS’s regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments to the amounts reflected by Intel on these returns as a tax benefit for its export sales. If the IRS issues formal assessments consistent with the notices and ultimately prevails in its position, Intel’s federal income tax due for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

Intel disputes the proposed adjustments and intends to pursue this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. In the event of an unfavorable resolution, there exists the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.

Legal Proceedings

In 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging, among other claims, that Intel infringed certain Intergraph patents. In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that the Intel® Itanium® processor infringes two Intergraph microprocessor-related patents, and seeking an injunction and unspecified damages. In April 2002, Intel and Intergraph announced that they entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. Pursuant to the settlement agreement, Intel made a cash payment of $300 million to Intergraph and in return received a license under all Intergraph patents, excluding the patents at issue in the Texas case. Intel recorded $155 million of the payment as a charge in 2002. The remaining $145 million represented the value of the license received and was capitalized as an intangible asset (see “Note 17: Identified Intangible Assets”).

Under the settlement agreement, the Texas case would proceed to trial. If the patents in the Texas case were found to be infringed, not invalid and enforceable, Intel would pay Intergraph $150 million within 30 days of the entry of a final judgment. If Intergraph prevailed on either patent on appeal, the settlement agreement provides that Intel would pay Intergraph an additional $100 million and would receive a license for the patents at issue in the case.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2002, the Texas District Court ruled that Intel infringed both patents at issue in that case. Pursuant to the settlement agreement, Intel paid Intergraph $150 million. Intel then appealed the trial court’s decision. In February 2004, the Court of Appeals for the Federal Circuit found that the District Court erred in construing a claim term, revised the claim construction, vacated the District Court ruling and remanded the case to the District Court to determine in the first instance whether the Intel Itanium processor infringes the patents. Intel is currently evaluating the impact that the Court of Appeals’ opinion has on the 2002 settlement agreement.

In December 2002, Intergraph filed suit in the Eastern District of Texas against Dell Inc., Gateway Inc. and Hewlett-Packard Company, alleging infringement of three of Intergraph’s patents. These three patents are a subset of the patents that were the subject of a now settled lawsuit that Intergraph had filed against Intel in Alabama. In May 2003, Dell filed its answer and counterclaim and named Intel as well as Intergraph in a counterclaim for declaratory judgment. None of the other defendants have named Intel as a counter-defendant. The claim against Intel does not seek any monetary or other specific relief. Rather, Dell seeks a judicial interpretation of the April 2002 settlement and license agreement between Intel and Intergraph insofar as that agreement relates to any express and implied licenses and patent exhaustion defenses Dell has raised to defend the Intergraph claims. Dell has also issued a request for indemnity from Intel for any damages awarded against Dell, although this issue has not been made an element of the pending litigation. Intel intends to participate vigorously in the defense of all relevant claims.

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

In 2001, various plaintiffs filed five class-action lawsuits against Intel alleging violations of the Securities Exchange Act of 1934. These complaints were consolidated in an amended complaint filed in the U.S. District Court for the Northern District of California. The lawsuit alleged that purchasers of Intel stock between July 19, 2000 and September 29, 2000 were misled by false and misleading statements by Intel and certain of its officers and directors concerning the company’s business and financial condition. In July 2003, the court granted Intel’s motion to dismiss the plaintiffs’ second amended complaint in its entirety with prejudice, and the plaintiffs did not appeal the court’s dismissal of the suit.

In addition, various plaintiffs filed stockholder derivative complaints in California Superior Court and Delaware Chancery Court against the company’s directors and certain officers, alleging that they mismanaged the company and otherwise breached their fiduciary obligations to the company. The plaintiffs in the California action filed the original and two successive amended complaints, and the California Superior Court sustained Intel’s demurrers on each of these complaints. Following the court’s dismissal without prejudice of these complaints, the plaintiffs notified the court and Intel in June 2003 that they would not file a fourth complaint, and they signed a stipulation withdrawing their lawsuit with prejudice, which the court approved. In December 2003, the plaintiffs in the Delaware action withdrew their complaint, and the case was dismissed with prejudice.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett-Packard Company, HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor’s processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

The company is currently a party to various claims and legal proceedings, including those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the company’s financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

Intel has been named to the California and U.S. Superfund lists for three of its sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency (EPA) to evaluate the groundwater in areas adjacent to one of its former sites. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site, including expected costs to complete. Under the California and U.S. Superfund statutes, liability for cleanup of this site and the adjacent area is joint and several. The company, however, has reached agreement with those same two companies which significantly limits the company’s liabilities under the proposed cleanup plan. Also, the company has completed extensive studies at its other sites and is engaged in cleanup at several of these sites. In the opinion of management, the potential losses to the company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the company’s financial position or overall trends in results of operations, even if joint and several liability were to be assessed.

The estimate of the potential impact on the company’s financial position or overall results of operations for the above legal and environmental proceedings could change in the future.

Note 22:  Operating Segment and Geographic Information

The company designs, develops, manufactures and markets computing and communications products at various levels of integration. The company currently reports three product-line operating segments: the Intel Architecture business, which is composed of the Desktop Platforms Group, the Mobile Platforms Group and the Enterprise Platforms Group; the Intel Communications Group (ICG); and the Wireless Communications and Computing Group (WCCG). In December 2003, the company announced that it would be consolidating communications-related businesses within ICG and WCCG. This reorganization was not effective until fiscal 2004. Because this reporting period is as of December 27, 2003, the operating segment results for these communications-related businesses are presented under the organizational structure that existed as of December 27, 2003.

The company’s Executive Office consists of Chief Executive Officer (CEO) Craig R. Barrett and President and Chief Operating Officer (COO) Paul S. Otellini. The CEO and COO have joint responsibility as the Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Intel Architecture operating segment’s products include microprocessors and related chipsets and motherboards. Net revenue for the Intel Architecture operating segment made up approximately 87% of the company’s consolidated net revenue in 2003 (83% in 2002 and 81% in 2001). Revenue from sales of microprocessors within the Intel Architecture operating segment represented 73% of consolidated net revenue in 2003 (70% in 2002 and 67% in 2001). ICG’s products include wired Ethernet and wireless connectivity products, network processing components and embedded computing products. WCCG’s products include flash memory, application processors, and cellular baseband chipsets for cellular handsets and handheld devices. The company’s products in all operating segments are sold directly to original equipment manufacturers, and through retail and industrial distributors as well as reseller channels throughout the world.

In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are allocated to the operating segments and are included in the operating results reported below.

The “all other” category includes acquisition-related costs, including amortization of acquisition-related intangibles and charges for purchased in-process research and development. In 2003, acquisition-related costs also included a goodwill impairment charge of $611 million taken in the fourth quarter for the remaining goodwill balance related to WCCG, and in 2002 included a $127 million impairment of acquisition-related identified intangibles related to prior-year acquisitions. “All other” also includes the results of operations of seed businesses that support the company’s initiatives, and the results for 2002 included a charge of $106 million related to the wind-down of the Intel Online Services web hosting business. Finally, “all other” includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments. For 2001, “all other” also included goodwill amortization; however, beginning in 2002, goodwill is no longer amortized.

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

Net revenue and operating income or loss for reportable segments for the three years ended December 27, 2003 were as follows:

(In Millions)	2003	2002	2001
Intel Architecture Business
Net revenue	$26,102	$22,316	$21,446
Operating income	$10,411	$6,592	$6,277
Intel Communications Group
Net revenue	$2,147	$2,080	$2,580
Operating loss	$(426)	$(622)	$(735)
Wireless Communications and Computing Group
Net revenue	$1,857	$2,239	$2,232
Operating loss	$(432)	$(287)	$(249)
All Other
Net revenue	$35	$129	$281
Operating loss	$(2,020)	$(1,301)	$(3,037)
Total
Net revenue	$30,141	$26,764	$26,539
Operating income	$7,533	$4,382	$2,256

In 2003, one customer accounted for approximately 19% of the company’s revenue (16% in 2002) while another customer accounted for approximately 15% in both 2003 and 2002. These customers each accounted for approximately 14% of the company’s revenue in 2001. A substantial majority of the sales to these customers were Intel Architecture business products.

Geographic revenue information for the three years ended December 27, 2003 is based on the location of the customer. Property, plant and equipment information is based on the physical location of the assets at the end of each of the fiscal years.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from unaffiliated customers by geographic region/country was as follows:

(In Millions)	2003	2002	2001
United States	$7,644	$7,698	$8,233
Other Americas†	759	950	1,149

	8,403	8,648	9,382

Taiwan†	4,405	2,854	2,531
China†	3,679	3,199	2,333
Other Asia-Pacific†	4,077	4,020	3,444

	12,161	10,073	8,308

Europe†	6,868	6,139	6,500

Japan†	2,709	1,904	2,349

Total revenue	$30,141	$26,764	$26,539

†	Revenue from unaffiliated customers outside the U.S. totaled $22,497 million ($19,066 million in 2002 and $18,306 million in 2001).

Net property, plant and equipment by country was as follows:

(In Millions)	2003	2002
United States	$12,483	$14,518
Ireland	2,392	1,405
Other countries	1,786	1,924

Total property, plant and equipment, net	$16,661	$17,847

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders, Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 27, 2003 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2001, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

San Jose, California

January 13, 2004

INTEL CORPORATION

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In Millions—Except Per Share Amounts) 2003 For Quarter Ended	December 27	September 27	June 28	March 29
Net revenue	$8,741	$7,833	$6,816	$6,715
Gross margin	$5,556	$4,558	$3,468	$3,512
Impairment of goodwill	$611	$—	$6	$—
Amortization of acquisition-related intangibles and costs	$65	$68	$84	$84
Purchased in-process research and development	$—	$5	$—	$—
Net income[1]	$2,173	$1,657	$896	$915
Basic earnings per share[1]	$0.33	$0.25	$0.14	$0.14
Diluted earnings per share[1]	$0.33	$0.25	$0.14	$0.14
Dividends per share
Declared	$—	$0.04	$—	$0.04
Paid	$0.02	$0.02	$0.02	$0.02
Market price range common stock[2]
High	$34.12	$29.18	$22.14	$18.90
Low	$27.52	$20.81	$16.28	$15.05

(In Millions—Except Per Share Amounts) 2002 For Quarter Ended	December 28	September 28	June 29	March 30
Net revenue	$7,160	$6,504	$6,319	$6,781
Gross margin	$3,696	$3,173	$2,969	$3,480
Amortization and impairment of acquisition-related intangibles and costs	$106	$102	$229	$111
Purchased in-process research and development	$—	$6	$14	$—
Net income	$1,049	$686	$446	$936
Basic earnings per share	$0.16	$0.10	$0.07	$0.14
Diluted earnings per share	$0.16	$0.10	$0.07	$0.14
Dividends per share
Declared	$—	$0.04	$—	$0.04
Paid	$0.02	$0.02	$0.02	$0.02
Market price range common stock[2]
High	$21.05	$19.59	$31.20	$35.79
Low	$13.22	$14.13	$18.27	$28.55

[1]	Net income for the quarter ended December 27, 2003 included $620 million in tax benefits related to divestitures, increasing both basic and diluted earnings per share by $0.09.

[2]	Intel’s common stock (symbol INTC) trades on The NASDAQ Stock Market* and is quoted in the Wall Street Journal and other newspapers. Intel’s common stock also trades on The Swiss Exchange. At December 27, 2003, there were approximately 236,000 registered holders of common stock. All stock prices are closing prices per The NASDAQ Stock Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of our 2004 Proxy Statement is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information included under the heading “Corporate Governance” in Item 1 of this Form 10-K identifying the financial expert who serves on the Audit Committee of our Board of Directors is incorporated by reference in this section.

Intel has, for many years, maintained a set of Corporate Business Principles which incorporate our code of ethics applicable to all employees, including all officers, and including our independent directors, who are not employees of the company, with regard to their Intel-related activities. The Corporate Business Principles incorporate our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. They also incorporate our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. In addition, they incorporate Intel guidelines pertaining to topics such as environmental, health and safety compliance; diversity and non-discrimination; supplier expectations; privacy; and business continuity.

The full text of our Corporate Business Principles is published on our Investor Relations web site at www.intc.com. We intend to disclose future amendments to certain provisions of our Corporate Business Principles, or waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Directors’ Compensation,” “Employment Contracts and Change of Control Arrangements,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph” and “Executive Compensation” of the 2004 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2004 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

See the information contained under the heading “Employee Stock Options” within Item 7 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, including the 1997 Stock Option Plan, which has not been approved by stockholders, see “Employee Stock Options” within Item 7 and “Note 12: Employee Stock Benefit Plans” in the “Notes to Consolidated Financial Statements” within Item 8 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in our 2004 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2004 Proxy Statement under the headings “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Ernst & Young” is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 51 of this Annual Report.

	2.	Financial Statement Schedule: See “Schedule II” on page 90 of this Annual Report.

	3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

(b)		Reports on Form 8-K

On October 14, 2003, Intel furnished a report on Form 8-K relating to financial information for Intel Corporation for the quarter ended September 27, 2003, and forward-looking statements relating to 2003 and the fourth quarter of 2003, as presented in a press release on October 14, 2003.

On December 4, 2003, Intel furnished a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2003 and the fourth quarter of 2003, as presented in a press release on December 4, 2003.

On December 10, 2003, Intel furnished a report on Form 8-K relating to an announcement regarding a reorganization of certain business units as presented in a press release on December 10, 2003.

Intel, the Intel logo, Intel Inside, Celeron, Intel386, Intel486, i960, Intel Centrino, Intel NetStructure, Intel SpeedStep, Intel StrataFlash, Intel Xeon, Intel XScale, Itanium, MMX and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries.

*Other names and brands may be claimed as the property of others.

INTEL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 27, 2003, December 28, 2002 and December 29, 2001

(In Millions)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions†	Balance at End of Year
2003
Allowance for doubtful receivables	$57	$14	$16	$55

2002
Allowance for doubtful receivables	$68	$10	$21	$57

2001
Allowance for doubtful receivables	$84	$5	$21	$68

†	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

(Item 15(a))

Description
3.1	Intel Corporation Second Restated Certificate of Incorporation dated March 13, 2003 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended March 29, 2003 as filed on May 7, 2003).

3.2	Intel Corporation Bylaws as amended. On January 21, 2004, the Board of Directors approved an amendment to Intel’s Bylaws to increase the number of authorized directors from 12 to 13. This temporary increase was necessary to elect Charlene Barshefsky to the Board of Directors. The Board’s action in amending the Bylaws also provides that the number of authorized directors will decrease to 11 on May 19, 2004, when Charles E. Young reaches the mandatory retirement age for directors and as Winston H. Chen will not stand for reelection to the Board of Directors at the Annual Stockholders’ Meeting scheduled for May 19, 2004.

4.1	Agreement to Provide Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-K as filed on March 18, 1986).

10.1**	Intel Corporation 1984 Stock Option Plan as amended and restated, effective July 16, 1997 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 27, 1998 as filed on August 11, 1998).

10.2**	Intel Corporation 1988 Executive Long-Term Stock Option Plan as amended and restated, effective July 16, 1997 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 27, 1998 as filed on August 11, 1998).

10.3**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated, effective July 15, 1996 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 as filed on July 17, 1996).

10.4**	Special Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 as filed on February 2, 1998).

10.5**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K as filed on March 26, 1999).

10.6	Intel Corporation 1997 Stock Option Plan, as amended and restated July 16, 1997 (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K as filed on March 11, 2003).

10.7	Intel Corporation Executive Officer Incentive Plan, as amended and restated effective January 1, 2004.

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

21.1	Intel subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Compensation plans or arrangements in which directors and executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION Registrant

By:	/s/ ANDY D. BRYANT

Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer February 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CRAIG R. BARRETT	/s/ REED E. HUNDT

Craig R. Barrett Chief Executive Officer, Director and Principal Executive Officer February 20, 2004	Reed E. Hundt Director February 20, 2004

/s/ CHARLENE BARSHEFSKY	/s/ PAUL S. OTELLINI

Charlene Barshefsky Director February 20, 2004	Paul S. Otellini President, Chief Operating Officer and Director February 20, 2004

/s/ JOHN P. BROWNE	/s/ DAVID S. POTTRUCK

John P. Browne Director February 20, 2004	David S. Pottruck Director February 20, 2004

/s/ ANDY D. BRYANT	/s/ JANE E. SHAW

Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer February 20, 2004	Jane E. Shaw Director February 20, 2004

/s/ WINSTON H. CHEN	/s/ JOHN L. THORNTON

Winston H. Chen Director February 20, 2004	John L. Thornton Director February 20, 2004

/s/ ANDREW S. GROVE	/s/ DAVID B. YOFFIE

Andrew S. Grove Chairman of the Board and Director February 20, 2004	David B. Yoffie Director February 20, 2004

/s/ D. JAMES GUZY	/s/ CHARLES E. YOUNG

D. James Guzy Director February 20, 2004	Charles E. Young Director February 20, 2004