Form 10-K/A
period 2003-12-27
INTEL CORP
filed 2004-02-24
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

INTEL CORPORATION

FORM 10-K/A

AMENDMENT NO. 1

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003

INDEX

		Page
PART II
Item 8.	Financial Statements and Supplementary Data	1
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	36

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct typographical errors in Item 8 of Intel’s Annual Report on Form 10-K for the year ended December 27, 2003 filed with the Securities and Exchange Commission on February 23, 2004. Specifically, in a table in Note 12: “Employee Stock Benefit Plans” of the Notes to Consolidated Financial Statements, under the sub-heading “SFAS No. 123 Assumptions and Fair Value,” the risk-free interest rate for 2003 was 2.2% and not 12.2%. In addition, in the table “Supplemental Data: Financial Information by Quarter,” the revenue for the quarter ended March 29, 2003 was $6,751 million rather than $6,715 million.

The amendment conforms the Form 10-K as filed to the version that was certified by Intel’s Chief Executive Officer and by the Chief Financial Officer and Principal Accounting Officer, pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). No other changes are being made by means of this filing.

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

The weighted average estimated fair value of employee stock options granted during 2003 was $9.02 ($10.89 in 2002 and $12.62 in 2001). The fair value of options granted in 2003, 2002 and 2001 was estimated at the date of grant using the following weighted average assumptions:

2003	2002	2001
Expected life (in years)	4.4	6.0	6.0
Risk-free interest rate	2.2%	3.7%	4.9%
Volatility	.5	4.4	9.4	7
Dividend yield	.4%	.3%	.3%

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

/s/ Ernst & Young LLP

San Jose, California

January 13, 2004

INTEL CORPORATION

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In Millions—Except Per Share Amounts) 2003 For Quarter Ended	December 27	September 27	June 28	March 29
Net revenue	$8,741	$7,833	$6,816	$6,751
Gross margin	$5,556	$4,558	$3,468	$3,512
Impairment of goodwill	$611	$—	$6	$—
Amortization of acquisition-related intangibles and costs	$65	$68	$84	$84
Purchased in-process research and development	$—	$5	$—	$—
Net income[1]	$2,173	$1,657	$896	$915
Basic earnings per share[1]	$0.33	$0.25	$0.14	$0.14
Diluted earnings per share[1]	$0.33	$0.25	$0.14	$0.14
Dividends per share
Declared	$—	$0.04	$—	$0.04
Paid	$0.02	$0.02	$0.02	$0.02
Market price range common stock[2]
High	$34.12	$29.18	$22.14	$18.90
Low	$27.52	$20.81	$16.28	$15.05

(In Millions—Except Per Share Amounts) 2002 For Quarter Ended	December 28	September 28	June 29	March 30
Net revenue	$7,160	$6,504	$6,319	$6,781
Gross margin	$3,696	$3,173	$2,969	$3,480
Amortization and impairment of acquisition-related intangibles and costs	$106	$102	$229	$111
Purchased in-process research and development	$—	$6	$14	$—
Net income	$1,049	$686	$446	$936
Basic earnings per share	$0.16	$0.10	$0.07	$0.14
Diluted earnings per share	$0.16	$0.10	$0.07	$0.14
Dividends per share
Declared	$—	$0.04	$—	$0.04
Paid	$0.02	$0.02	$0.02	$0.02
Market price range common stock[2]
High	$21.05	$19.59	$31.20	$35.79
Low	$13.22	$14.13	$18.27	$28.55

[1]	Net income for the quarter ended December 27, 2003 included $620 million in tax benefits related to divestitures, increasing both basic and diluted earnings per share by $0.09.

[2]	Intel’s common stock (symbol INTC) trades on The NASDAQ Stock Market* and is quoted in the Wall Street Journal and other newspapers. Intel’s common stock also trades on The Swiss Exchange. At December 27, 2003, there were approximately 236,000 registered holders of common stock. All stock prices are closing prices per The NASDAQ Stock Market.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following exhibits are filed herewith:

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION Registrant

Date: February 23, 2004	By:	/s/ ANDY D. BRYANT

Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer