Form 10-Q
period 2004-03-27
INTEL CORP
filed 2004-05-03
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No   ☐

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 23, 2004
Common stock, $0.001 par value	6,468 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In Millions, Except Per Share Amounts)	March 27, 2004	March 29, 2003
Net revenue	$8,091	$6,751
Cost of sales	3,221	3,239

Gross margin	4,870	3,512

Research and development	1,195	1,019
Marketing, general and administrative	1,141	1,018
Amortization of acquisition-related intangibles and costs	58	84

Operating expenses	2,394	2,121

Operating income	2,476	1,391
Gains (losses) on equity securities, net	19	(127)
Interest and other, net	49	52

Income before taxes	2,544	1,316
Provision for taxes	814	401

Net income	$1,730	$915

Basic earnings per common share	$0.27	$0.14

Diluted earnings per common share	$0.26	$0.14

Cash dividends declared per common share	$0.08	$0.04

Weighted average common shares outstanding	6,480	6,556

Weighted average common shares outstanding, assuming dilution	6,624	6,610

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	March 27, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$7,539	$7,971
Short-term investments	5,607	5,568
Trading assets	2,572	2,625
Accounts receivable, net	3,374	2,960
Inventories	2,796	2,519
Deferred tax assets	970	969
Other current assets	233	270

Total current assets	23,091	22,882

Property, plant and equipment, net of accumulated depreciation of $22,903 ($22,031 at December 27, 2003)	16,192	16,661
Marketable strategic equity securities	608	514
Other long-term investments	2,043	1,866
Goodwill	3,705	3,705
Other assets	1,449	1,515

Total assets	$47,088	$47,143

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$296	$224
Accounts payable	1,617	1,660
Accrued compensation and benefits	949	1,559
Accrued advertising	746	716
Deferred income on shipments to distributors	701	633
Other accrued liabilities	1,616	1,302
Income taxes payable	491	785

Total current liabilities	6,416	6,879

Long-term debt	927	936
Deferred tax liabilities	1,635	1,482
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value	6,726	6,754
Acquisition-related unearned stock compensation	(13)	(20)
Accumulated other comprehensive income	157	96
Retained earnings	31,240	31,016

Total stockholders’ equity	38,110	37,846

Total liabilities and stockholders’ equity	$47,088	$47,143

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In Millions)	March 27, 2004	March 29, 2003
Cash and cash equivalents, beginning of period	$7,971	$7,404

Cash flows provided by (used for) operating activities:
Net income	1,730	915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,140	1,145
Amortization of intangibles and other acquisition-related costs	93	119
(Gains) losses on equity securities, net	(19)	127
Net loss on retirements and impairments of property, plant and equipment	24	67
Deferred taxes	119	46
Tax benefit from employee stock plans	104	39
Changes in assets and liabilities:
Trading assets	21	(92)
Accounts receivable	(414)	(391)
Inventories	(277)	112
Accounts payable	(43)	88
Accrued compensation and benefits	(610)	(461)
Income taxes payable	(294)	136
Other assets and liabilities	195	(140)

Total adjustments	39	795

Net cash provided by operating activities	1,769	1,710

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(680)	(954)
Purchases of available-for-sale investments	(3,765)	(2,253)
Maturities and sales of available-for-sale investments	3,525	2,273
Other investing activities	(9)	7

Net cash used for investing activities	(929)	(927)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	111	(148)
Repayments of debt	(5)	(4)
Proceeds from sales of shares through employee stock plans and other	386	233
Repurchase and retirement of common stock	(1,505)	(1,003)
Payment of dividends to stockholders	(259)	(131)

Net cash used for financing activities	(1,272)	(1,053)

Net decrease in cash and cash equivalents	(432)	(270)

Cash and cash equivalents, end of period	$7,539	$7,134

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13	$9
Income taxes	$885	$180

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited

Note 1:  Basis of Presentation

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 27, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of goodwill and property, plant, and equipment; the valuation of non-marketable equity securities and inventory; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Note 2:  Employee Stock Benefit Plans

Intel continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under all of the company’s stock option plans, the option exercise price is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) at the date of grant. Accordingly no stock-based compensation, other than acquisition related compensation, is recognized in net income. In prior years, Intel also assumed the stock option plans and the outstanding options of certain acquired companies. No additional stock options will be granted under these assumed plans. Options granted by Intel currently expire no later than 10 years from the grant date. Options granted to existing and newly hired employees generally vest in increments over four or five years from the date of grant, and certain grants to key employees have delayed vesting generally beginning six years from the date of grant. In addition to the stock option plans, the company also has a Stock Participation Plan, under which eligible employees may purchase shares of Intel’s common stock at 85% of the market price at specific, predetermined dates.

Intel’s 1984 Stock Option Plan, as amended, expires in May 2004, and the 1997 Stock Option Plan, as amended, expires in January 2007. Intel has proposed a new equity incentive plan for stockholder vote at its May 2004 Annual Stockholders’ Meeting. Contingent on stockholder approval, this new equity incentive plan would replace both the expiring 1984 Plan and the 1997 Plan, which would be terminated early.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Because the exercise price of options granted under these stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, to options granted under the stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan, collectively called “options.” For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended
(In Millions—Except Per Share Amounts)	March 27, 2004	March 29, 2003
Net income, as reported	$1,730	$915
Less: Total stock-based employee compensation expense determined under the fair value method for all options, net of tax	288	298

Pro forma net income	$1,442	$617

Reported basic earnings per common share	$0.27	$0.14

Reported diluted earnings per common share	$0.26	$0.14

Pro forma basic earnings per common share	$0.22	$0.09

Pro forma diluted earnings per common share	$0.22	$0.09

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

The weighted average estimated value of employee stock options granted during the first quarter of 2004 was $15.00 ($8.75 for the first quarter of 2003). The value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	March 27, 2004	March 29, 2003
Expected life (in years)	5.3	7.2
Risk free interest rate	3.0%	3.3%
Volatility	.52	.51
Dividend yield	.5%	.4%

An analysis of historical information is used to determine the assumptions used, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The expected life for options granted in the first quarter of 2004 reflects the fact that fewer grants with extended vesting periods were given to key officers and other senior-level employees than in the first quarter of 2003.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Under the Stock Participation Plan, rights to purchase shares are only granted during the first and third quarter of each year. The estimated value of rights to purchase shares granted under the Stock Participation Plan during the first quarter of 2004 was $7.29 ($5.19 for the first quarter of 2003) and was estimated at the date of grant using the following assumptions:

	Three Months Ended
	March 27, 2004	March 29, 2003
Expected life (in years)	.5	.5
Risk free interest rate	1.0%	1.2%
Volatility	.31	.54
Dividend yield	.5%	.4%

Additional information with respect to stock option plan activity is as follows:

	Shares Available for Grant	Outstanding Options
(Shares in Millions)		Number of Shares	Weighted Average Exercise Price
December 28, 2002	921.8	845.4	$25.31
Grants	(109.9)	109.9	$20.22
Exercises	—	(63.7)	$10.08
Cancellations	40.0	(41.5)	$30.49
Reduction in shares available for grant	(325.0)	—	—

December 27, 2003	526.9	850.1	$25.54
Grants	(4.0)	4.0	$32.64
Exercises	—	(16.2)	$11.43
Cancellations	7.3	(7.6)	$29.90

March 27, 2004	530.2	830.3	$25.80

Under the Stock Participation Plan, 76.4 million shares remained available for issuance at March 27, 2004 out of 944 million shares authorized. Employees purchased 9.5 million shares for $201 million in the first quarter of 2004 (12.2 million shares for $175 million in the first quarter of 2003). The next scheduled purchase under the Stock Participation Plan is in the third quarter of 2004.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 3:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
(In Millions)	March 27, 2004	March 29, 2003
Weighted average common shares outstanding	6,480	6,556
Dilutive effect of employee stock options	144	54

Weighted average common shares outstanding, assuming dilution	6,624	6,610

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the first quarter of 2004, approximately 197 million of the company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive (681 million in the first quarter of 2003). These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 4:  Common Stock Repurchase Program

During the first quarter of 2004, the company repurchased 49.2 million shares of common stock under the company’s authorized repurchase program at a cost of $1.5 billion (62.6 million shares for $1.0 billion during the first quarter of 2003). Since the program began in 1990, the company has repurchased and retired approximately 1.9 billion shares at a cost of approximately $36 billion. As of March 27, 2004, approximately 365 million shares remained available for repurchase under the existing repurchase authorization.

Note 5:  Trading Assets

Trading assets at fair value at the end of each period were as follows:

(In Millions)	March 27, 2004	December 27, 2003
Debt instruments	$2,265	$2,321
Equity securities offsetting deferred compensation	307	304

Total	$2,572	$2,625

Note 6:  Inventories

Inventories at the end of each period were as follows:

(In Millions)	March 27, 2004	December 27, 2003
Raw materials	$355	$333
Work in process	1,682	1,490
Finished goods	759	696

Total	$2,796	$2,519

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 7:  Gains (Losses) on Equity Securities, Net

Net gains (losses) on investments in equity securities and certain equity derivatives were a gain of $19 million for the first quarter of 2004 (a loss of $127 million for the first quarter of 2003). These gains (losses) included impairments of non-marketable equity securities of approximately $11 million for the first quarter of 2004 ($140 million for the first quarter of 2003).

Note 8:  Interest and Other, Net

Interest and other, net included:

	Three Months Ended
(In Millions)	March 27, 2004	March 29, 2003
Interest income	$71	$68
Interest expense	(18)	(14)
Other, net	(4)	(2)

Total	$49	$52

Note 9:  Goodwill

Goodwill by operating segment was as follows:

(In Millions)	Intel Communications Group	Intel Architecture Business	Total
December 27, 2003	$3,638	$67	$3,705
Transfer	(466)	466	—

March 27, 2004	$3,172	$533	$3,705

During the first quarter of 2004, the consumer electronics business, which was previously part of the former Intel Communications Group (ICG) operating segment, was moved into the Intel Architecture business. Based on the estimated relative fair value of the consumer electronics business to the ICG reporting unit, goodwill of $466 million was transferred to the Intel Architecture business. No goodwill was recognized as a result of acquisitions and no goodwill was impaired during the first quarter of 2004. In addition, during the first quarter of 2004, ICG and the Wireless Communications and Computing Group (WCCG) were merged and now represent one operating segment (see “Note 14: Operating Segment Information”).

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 10:  Identified Intangible Assets

During the first quarter of 2004, the company acquired intellectual property assets for approximately $83 million with a weighted average life of 5.4 years. The majority of the increase in intellectual property assets acquired represented the value of assets capitalized as a result of payments under the settlement agreement with Intergraph Corporation (see “Note 13: Contingencies”). Also during the first quarter of 2004, the company terminated a license agreement valued at $8 million and extinguished the associated remaining liability. Identified intangible assets as of March 27, 2004 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$692	$(503)	$189
Other acquisition-related intangibles	62	(23)	39
Intellectual property assets	672	(240)	432

Total identified intangible assets	$1,426	$(766)	$660

Identified intangible assets as of December 27, 2003 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$994	$(772)	$222
Other acquisition-related intangibles	94	(49)	45
Intellectual property assets	604	(212)	392

Total identified intangible assets	$1,692	$(1,033)	$659

Other acquisition-related intangibles include items such as workforce-in-place and customer lists. Intellectual property assets primarily represent acquired technology licenses. Identified intangible assets are classified within other assets on the balance sheet.

All of the company’s identified intangible assets are subject to amortization. Amortization of acquisition-related intangibles and costs included the following:

	Three Months Ended
(In Millions)	March 27, 2004	March 29, 2003
Amortization of acquisition-related intangibles	$39	$56
Amortization of acquisition-related unearned stock compensation	7	11
Other acquisition-related costs	12	17

Total	$58	$84

Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation to employees related to previous acquisitions. The compensation is being recognized over the period earned.

Amortization of intellectual property assets was $35 million for the first quarter of 2004 ($35 million for the first quarter of 2003).

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Based on identified intangible assets recorded at March 27, 2004, and assuming no subsequent impairment of the underlying assets, the amortization expense for each period, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2004[1]	2005	2006	2007	2008
Acquisition-related intangibles	$104	$101	$21	$2	$—
Intellectual property assets	$82	$95	$86	$57	$48

[1]Reflects the remaining nine months of fiscal 2004.

Note 11:  Long-Term Debt

Holders of the company’s zero coupon senior exchangeable notes (Intel notes) had the right, prior to January 12, 2004, to exchange their Intel notes for Samsung Electronics Co., Ltd. convertible notes (Samsung notes) owned by Intel. The Intel notes matured in February 2004. As of March 27, 2004, Intel note holders had either exercised their right to exchange their Intel notes for Samsung notes owned by Intel or received repayment of the principal amount of their Intel notes from Intel upon maturity.

Note 12:  Comprehensive Income

The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended
(In Millions)	March 27, 2004	March 29, 2003
Net income	$1,730	$915
Change in net unrealized holding gain on available-for-sale investments	54	(5)
Change in net unrealized holding gain on derivatives	7	5

	$1,791	$915

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	March 27, 2004	December 27, 2003
Accumulated net unrealized holding gain on available-for-sale investments	$89	$35
Accumulated net unrealized holding gain on derivatives	69	62
Accumulated minimum pension liability	(1)	(1)

Total accumulated other comprehensive income	$157	$96

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

Legal Proceedings

In 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging, among other claims, that Intel infringed certain Intergraph patents. In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that Intel infringed additional Intergraph patents, and seeking an injunction and unspecified damages. In 2002, Intel and Intergraph entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. Pursuant to the 2002 settlement agreement, Intel made a cash payment of $300 million to Intergraph and received a license under all Intergraph patents, excluding the patents at issue in the Texas case. Intel recorded $155 million of the payment as a charge to cost of sales in 2002. The remaining $145 million represented the value of the license received and was capitalized as an intangible asset.

Under the 2002 settlement agreement, if the patents in the Texas case were found to be infringed, Intel would pay Intergraph $150 million. If Intergraph prevailed on either patent on appeal, the 2002 settlement agreement provided that Intel would pay Intergraph an additional $100 million and receive a license for the patents at issue in the case. In 2002, the Texas District Court ruled that Intel infringed both patents at issue in that case. Pursuant to the settlement agreement, Intel paid Intergraph $150 million. Intel then appealed the decision. In February 2004, the Court of Appeals for the Federal Circuit found that the District Court had erred, and remanded the case to the District Court to determine in the first instance whether the patents at issue had been infringed.

In 2002, Intergraph filed suit in the Eastern District of Texas against Dell Inc., Gateway Inc. and Hewlett-Packard Company, alleging infringement of three of Intergraph’s patents. These three patents are a subset of the patents that were the subject of the Alabama lawsuit that Intergraph had filed against Intel. In 2003, Dell filed its answer and counterclaim and named Intel as well as Intergraph in a counterclaim for declaratory judgment.

In March 2004, Intel and Intergraph entered into a second settlement agreement, pursuant to which they agreed to settle the Texas lawsuit, and Intergraph agreed to dismiss Intergraph’s separate pending litigation against Dell Inc. Both cases were dismissed with prejudice. Pursuant to the 2004 settlement agreement, Intel will pay Intergraph a total of $225 million—$125 million was paid by April 5, 2004 and Intel will pay $25 million in each of the following four quarters. Also pursuant to the 2004 settlement agreement, Intergraph granted Dell a license under patents filed prior to April 4, 2012 to sell Dell products, including Dell computer systems that contain Intel microprocessors. The 2004 settlement agreement further provided that Intergraph is entitled to retain the $150 million previously paid by Intel pursuant to the 2002 settlement agreement, but that no additional $100 million payment would be required under the 2002 settlement agreement. The 2004 settlement agreement also includes additional license rights in favor of Intel and Intel’s customers and a covenant by Intergraph not to sue any Intel customer for products that include Intel microprocessors, Intel chipsets and Intel motherboards in combination. As a result of the 2004 settlement agreement, Intel recorded a $162 million charge to cost of sales in the first quarter of 2004. The remaining balance of $63 million represents the value, as of March

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

27, 2004, of intellectual property assets acquired as part of this settlement. This balance will be amortized over the assets’ remaining useful lives.

In March 2004, MicroUnity, Inc. filed suit in the Eastern District of Texas against Intel and Dell Inc. MicroUnity claims that certain Intel microprocessors infringe seven MicroUnity patents, and that certain Intel chipsets infringe one MicroUnity patent. MicroUnity also alleges that Dell products incorporating these Intel products also infringe the MicroUnity patents. MicroUnity seeks an injunction, unspecified damages and attorneys’ fees. The company disputes MicroUnity’s claims and intends to defend the lawsuit vigorously.

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett-Packard Company, HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium® 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor’s processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

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

Note 14:  Operating Segment Information

In December 2003, the company announced that in 2004 it would be consolidating its communications-related businesses into a single organization, the Intel Communications Group (ICG). Previously, these communications businesses were in two separate product line operating segments: the former Intel Communications Group and the Wireless Communications and Computing Group. Beginning in the first quarter of 2004, the company is presenting operating segment results under the new organizational structure. The company now reports two product-line operating segments: the Intel Architecture business, which is composed of the Desktop Platforms Group, the Mobile Platforms Group and the Enterprise Platforms Group; and ICG. Prior to the combining of the communications-related businesses, the consumer electronics business, which was previously part of ICG, was moved into the Intel Architecture business. All prior period amounts have been restated to conform to the new presentation.

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

The Intel Architecture operating segment’s products include microprocessors and related chipsets and motherboards. ICG’s products include flash memory; wired Ethernet and wireless connectivity products; communications infrastructure components such as network and embedded processors and optical components; microcontrollers; application and cellular processors used in cellular handsets and handheld computing devices; and cellular baseband chipsets.

In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are allocated to the operating segments and are included in the operating results reported below.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

The “all other” category includes acquisition-related costs, including amortization and any impairments of acquisition-related intangibles. “All other” also includes the results of operations of seed businesses that support the company’s initiatives. Finally, “all other” includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments.

Segment information is summarized as follows:

	Three Months Ended
(In Millions)	March 27, 2004	March 29, 2003
Intel Architecture Business
Revenue	$7,025	$5,772
Operating income	$3,015	$1,908

Intel Communications Group
Revenue	$1,065	$963
Operating loss	$(219)	$(218)

All Other
Revenue	$1	$16
Operating loss	$(320)	$(299)

Total
Revenue	$8,091	$6,751
Operating income	$2,476	$1,391

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of Intel’s overall strategy and the strategy for our major business units to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This strategy discussion is followed by a discussion of the “Critical Accounting Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our “Results of Operations,” beginning with an Overview, followed by an analysis of changes in our balance sheet and cash flows in the section entitled “Financial Condition.” Finally, we conclude this MD&A with our “Business Outlook” section, discussing our outlook for 2004 and the second quarter of 2004.

The various sections of this MD&A contain a number of forward-looking statements, all of which are based on current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of April 28, 2004.

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

Effective for the first quarter of 2004, we consolidated our communications-related businesses into a single organization, the Intel Communications Group (ICG). We believe that as computing and communications converge, the consolidation of our previous Intel Communications Group and Wireless Communications and Computing Group (WCCG) will give us the opportunity to better coordinate product planning and our customer focus between our communications infrastructure and wireless client efforts going forward. Prior to the combination of these communications-related businesses, our consumer electronics business, which was previously part of our former ICG operating segment, was moved into our Intel Architecture business. The discussion below and the results of operations for our operating segments in this MD&A are presented under the new organizational structure, and all prior period amounts have been restated to conform to the new presentation.

Both of our operating segments use their core competencies in the design and manufacture of integrated circuits, as well as key silicon and platform capabilities, to provide building blocks for technology solutions. The Intel Architecture business provides advanced technologies to support the desktop, mobile and enterprise computing platforms. ICG focuses on wired and wireless network connectivity products, component-level products and platform solutions for the wireless handheld communications and computing market segments, and key components for networking and communications infrastructure devices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products offering improved performance at lower prices. As part of our overall strategy to compete in each relevant market segment, we use our core competencies and financial resources, as well as our global presence and brand recognition. Also, under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. Worldwide, our competitors range in size from large established multinational companies with multiple product lines to smaller companies and new entrants to the marketplace that compete in specialized market segments. With the trend toward convergence in computing and communications products, product offerings will likely cross over multiple categories, offering us new opportunities, but also resulting in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. In markets where our competitors have established products and brand recognition, it may be inherently difficult for us to compete against them. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products and to be competitive within each relevant market segment.

We plan to continue to cultivate new businesses and work with the computing, communications and consumer electronics industries through standards bodies, trade associations, original equipment manufacturers (OEMs), original design manufacturers (ODMs), and independent software and operating system vendors, to align the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to create the infrastructure for wireless network connectivity. We are also working with the industry to develop software applications and operating systems that take advantage of our microprocessors, chipsets and other next-generation semiconductor devices with higher performance or advanced features, including advanced technology capabilities integrated at the silicon level.

Intel Architecture Business

The Intel Architecture business supports the desktop, mobile and enterprise computing platforms. As devices take advantage of converged computing and communications capabilities, our goal is to continue to deliver processors with higher performance and/or advanced technology features such as Hyper-Threading Technology (HT Technology), which can enable multithreading and multitasking, and the features offered with our Intel® Centrino™ mobile technology, which can enhance the mobile computing experience. In addition, we believe that system security and reliability features at the hardware level will facilitate an enhanced computing experience for end users.

For the desktop platform, our strategy is to introduce microprocessors and chipsets with higher performance and/or advanced technology features tailored to the needs of different market segments using a tiered branding approach. In addition, we are working toward introducing components specifically designed for consumer electronics products to be used in the digital home. For the mobile platform, our strategy is to deliver products optimized for some or all of the four mobility vectors: performance, battery life, form factor (the physical size and shape of a device) and wireless connectivity. Our strategy for the enterprise platform is to provide processors and chipsets with high performance and/or advanced technology features, as well as competitive price for performance for entry-level to high-end servers and workstations.

For the desktop performance market segment, we offer the Intel® Pentium® 4 processor to meet the computing needs of users both at home and at work. These processors are optimized to deliver high performance as well as added features across a broad range of business and consumer applications. We also offer the Pentium® 4 processor with HT Technology. When used in a computer system with the other features required to take advantage of this technology, HT Technology allows a multithreaded software program to run as though it uses two processors, even though it uses only one processor. Our current versions of the Pentium 4 processor with HT Technology support the 800-MHz system bus, which allows for faster data transfer into and out of the processor. For the desktop value market segment, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of value-conscious PC users.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the mobile market segment, we offer processors optimized for performance mobility and portability users, with form factors from sub-notebook and tablet PCs to thin-and-light as well as full-size notebook PCs. For performance mobility users we offer Intel Centrino mobile technology, designed and optimized specifically for the four key vectors of mobility. Intel Centrino mobile technology consists of an Intel® Pentium® M processor and the Intel® 855 chipset family, both offered by the Mobile Platforms Group within the Intel Architecture business, as well as a wireless network connection, which is based on the 802.11 industry standard, from ICG. For portable PC users—who want systems with near-desktop features, including high performance, larger screens, full-size keyboards and multiple hard drives—we offer the Mobile Intel® Pentium® 4 processor. In addition, for the mobile value market segment, we offer the Intel® Celeron® M processor and the mobile Intel Celeron processor.

The Intel Architecture business supports the enterprise platform by offering products that address various levels of data processing and compute-intensive applications. Our Intel® Xeon™ processor family of products, based on our IA-32 architecture, supports a range of entry-level to high-end technical and commercial computing applications for the workstation and server market segments, while our Intel® Itanium® processor family of products supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. The Intel® Xeon™ processor with HT Technology is aimed at two-way servers, also known as dual-processing (DP) servers, and workstations. For servers based on four or more processors, we offer the Intel® Xeon™ processor for multiprocessing (MP) servers with HT Technology. In the first quarter of 2004, we announced plans to introduce Intel Xeon processors based on the IA-32 architecture with Intel® Extended Memory 64 Technology, our 64-bit extension technology, for workstations and servers in mid-2004. For the enterprise-class market segment, we offer the Intel® Itanium® 2 processor, based on 64-bit architecture. We believe that technology industry product developments and the convergence of computing and communications will increase demand for our higher performance enterprise platform products. In particular, we anticipate increased demand for our products to support new developments in data traffic management, storage, and wireless computing and communications needs.

Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. In the past five years, the company’s sales of microprocessors were higher in the second half of the year.

Intel Communications Group

Within ICG, our strategy is to be the leading supplier of silicon and other component-level communications building blocks for OEMs and other systems builders. We are focused on developing products that we believe will help to build out the Internet as well as developing component-level products for the wireless handheld computing and communications market segments.

In support of the build out of the Internet, we offer products designed for wired Ethernet and wireless connectivity; for the communications infrastructure, including network and embedded processors; and for networked storage. Our strategy for Ethernet connectivity is to expand our product portfolio in the local area network (LAN) market segment and to address the metropolitan area network (MAN) and networked storage market segments. Within the LAN and MAN market segments, we are investing in Gigabit Ethernet, 10-Gigabit Ethernet and wireless technologies based on industry standards for wireless 802.11 (WLAN, or WiFi) mobile applications and the emerging standard supporting 802.16 (or WiMAX) for broadband connectivity. In January 2004, we introduced the Intel® PRO/Wireless 2200BG network connection, featuring both 802.11b and 802.11g wireless functionality for notebook PCs based on Intel Centrino mobile technology. In network processing, we deliver products that are basic building blocks for modular communications platforms. These products include advanced, programmable processors used to manage and direct data moving across the Internet and corporate networks. We also offer embedded processors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems. In the networked storage market segment, we are developing products that allow storage resources to be added at any location on either of the two most prevalent types of storage networks: Ethernet or Fibre Channel.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Component-level products for the wireless handheld computing and communications market segments include flash memory products, applications processors and cellular baseband chipsets. Our strategy for our flash memory products is to offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In addition to having offerings that meet the needs of our current cellular customers, we plan to further expand our customer base beyond the core cellular market segment to other market segments such as the broad market segment. The broad market segment includes flash memory products found in applications such as set-top boxes, networking products and other devices such as DVD players and DSL cable modems. In our flash memory product portfolio, we currently offer NOR flash memory products such as Intel StrataFlash® Wireless Memory, which uses two-bit-per-cell technology to provide a single-chip solution for fast code execution with higher storage densities and 1.8-volt operation optimized for advanced mobile phone designs. In application processing, Intel XScale® technology provides the processing capability in data-enabled mobile phones and PDAs. Addressing the trend toward convergence in computing and communications, we offer stacked packaging solutions (stacking an applications processor on top of memory) as well as packaging that stacks several memory chips together.

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

Goodwill.  Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Components are defined as operations for which discrete financial information is available and reviewed by segment management. To determine the reporting unit’s fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting units: revenue, based on assumed market segment growth rates and Intel’s assumed market segment share; estimated costs; and appropriate discount rates based on the reporting entities’ weighted average cost of capital as determined considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. In addition to being used in our goodwill impairment analysis, the same estimates are used in the planning for our long-term manufacturing capacity needs as part of our capital budgeting process and for both long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available comparable market data. In determining the carrying value of the reporting unit, we must include an allocation of our manufacturing assets because of the interchangeable nature of our manufacturing capacity. This allocation is based on each reporting unit’s relative percentage of utilization of our manufacturing assets. Our most recent review of goodwill, in 2003, resulted in a $611 million non-cash impairment charge related to the then existing WCCG reporting unit. A substantial majority of our remaining recorded goodwill is related to the ICG reporting unit. The estimates we used in our most recent review for ICG assume that we will gain market segment share in the future and that the communications business will experience a gradual recovery and return to growth from the current trends. We may incur charges for the impairment of goodwill in the future if the communications and mobile handheld computing sectors do not grow as we

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

expect, if we fail to deliver new products for ICG, if the products fail to gain expected market acceptance, if we fail to achieve our assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly. Prior to the combination of our communications-related businesses, our consumer electronics business, which was previously part of our former ICG operating segment, was moved to our Intel Architecture business. Based on the estimated relative fair value of the consumer electronics business to the ICG reporting unit, goodwill of $466 million was transferred to our Intel Architecture business.

Non-Marketable Equity Securities.  At March 27, 2004, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $661 million ($665 million at December 27, 2003). Under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. The Intel Capital program focuses on investing in companies and initiatives to stimulate growth in the Internet economy and its infrastructure, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. This strategic investment program helps advance our overall mission to be the preeminent building block supplier to the worldwide Internet economy.

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

We typically invest in non-marketable equity securities of private companies; the proceeds from our investments contribute a portion of the funds required for these companies to grow. Our investment portfolio ranges from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. We invest for strategic reasons, with each investment also evaluated for potential financial returns. The program seeks to invest in companies and businesses that can succeed and have an impact on their market segment. However, these types of investments involve a great deal of risk, and there can be no assurance that any specific company, whether at an early or mature stage, or somewhere in between, will grow or will become successful, and consequently, we could lose all or part of our investment. When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. However, our investments in non-marketable equity securities are not liquid, and there can be no assurance that we will be able to dispose of these investments on favorable terms or at all.

We have an investment in non-voting stock of Elpida Memory, Inc., a Japanese provider of Dynamic Random Access Memory (DRAM), with a carrying amount of $124 million at March 27, 2004. This investment is intended to help align Elpida’s product roadmap, as appropriate, with our roadmap and is part of our investment strategy to support the development and supply of DRAM products. No other investment in our non-marketable portfolio was individually significant as of March 27, 2004.

Our ability to recover our strategic investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding for continued operations, to grow and to take advantage of liquidity events. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings (IPOs), mergers and private sales, remains constrained.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

We have experienced substantial impairments in our portfolio of non-marketable equity securities as equity markets declined significantly over the past few years. If the level of IPO market activity does not increase and the availability of venture capital funding for technology investments does not improve, our non-marketable investments may be adversely affected. As companies within our portfolio attempt to raise additional funds, the funds may not be available to them or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. Impairments of investments in our portfolio, primarily impairments of non-marketable equity securities, were approximately $11 million in the first quarter of 2004 (approximately $140 million in the first quarter of 2003).

Inventory.  The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months or less. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes.  We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of March 27, 2004, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see “Note 13: Contingencies” in the Notes to Consolidated Condensed Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Quarter of 2004 Compared to First Quarter of 2003

Overview

In the first quarter of 2004, we saw a substantial improvement in our Intel Architecture business compared to the first quarter of 2003, and as we look ahead to the rest of 2004, we are planning for growth in annual revenue made possible by an improved economic climate, and further progress in overall gross margin. We continue to be largely dependent on the success of our microprocessor business. Revenue from sales of microprocessors within our Intel Architecture business represented approximately 74% of our consolidated net revenue in the first quarter of 2004. Growth in sales and profitability depends on our ability to successfully ramp new products, and to obtain continuing benefits from the productive use of our manufacturing assets used for 90-nanometer process technology and 300mm wafers. During 2004, we plan to continue ramping our 90-nanometer desktop processor, code-named “Prescott,” and 90-nanometer mobile processor, code named “Dothan.” In ICG, our goal is to continue to streamline operations, and work towards profitability. Within ICG, our flash memory group benefited in the first quarter from our return to the broad market segment through our distribution channel. Growth within ICG is largely dependent on our securing design wins for new products and OEMs taking these product designs to production. In addition, our flash memory group is largely dependent on customer demand for higher density flash memory and continued end user adoption of new leading-edge cellular handsets. Our business relies on continued sales growth in emerging markets and continued business and consumer investment in technologies that use our products in mature markets.

As discussed in our “Strategy” section, the results of operations for our operating segments in this MD&A are presented under the new organizational structure. All prior period amounts have been restated to conform to the new presentation.

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q1 2004	Q1 2003
Net revenue	100.0%	100.0%
Cost of sales	39.8%	48.0%

Gross margin	60.2%	52.0%
Research and development	14.8%	15.1%
Marketing, general and administrative	14.1%	15.1%
Amortization of acquisition-related intangibles and costs	0.7%	1.2%

Operating income	30.6%	20.6%

The following table sets forth information on our geographic regions for the periods indicated:

	Q1 2004		Q1 2003
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Americas	$2,163	27%	$1,924	29%
Asia-Pacific	3,284	40%	2,642	39%
Europe	1,927	24%	1,641	24%
Japan	717	9%	544	8%

Total	$8,091	100%	$6,751	100%

Our net revenue for Q1 2004 was $8.1 billion, an increase of 20% compared to Q1 2003. This significant growth was primarily driven by strength in sales of microprocessors in our Intel Architecture business, accompanied by higher net revenue for ICG.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

All of our geographic regions experienced increased revenue in Q1 2004 compared to Q1 2003. Our Asia-Pacific region’s revenue comprised the largest portion of our total revenue and increased 24%, reflecting growth in local consumption and Asia’s continued growth as a global manufacturing and design center. Japan experienced substantial growth with an increase of 32%, Europe increased 17%, and the Americas region increased 12%. We experienced solid growth in both emerging and mature markets in Q1 2004 compared to Q1 2003.

Our overall gross margin percentage increased to 60.2% for Q1 2004 from 52.0% in Q1 2003. Total gross margin benefited from improved gross margin within the Intel Architecture business as well as a slight shift in the total company revenue mix to the higher-margin Intel Architecture business. These improvements were partially offset by lower gross margin in ICG. See “Business Outlook” for a discussion of gross margin expectations.

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the first quarter of 2004 and 2003 were as follows:

(In Millions)	Q1 2004	Q1 2003
Microprocessor revenue	$5,980	$4,860
Chipset, motherboard and other revenue	1,045	912

Total revenue	$7,025	$5,772
Operating income	$3,015	$1,908

Net revenue for the Intel Architecture operating segment increased $1.3 billion, or 22%, in Q1 2004 compared to Q1 2003. Revenue from sales of microprocessors increased 23% while revenue from sales of chipsets, motherboards and other increased 15%. The increase in revenue was primarily due to significantly higher unit sales of microprocessors in Q1 2004, and to a lesser extent, higher average selling prices of microprocessors.

Operating income increased $1.1 billion, or 58%, in Q1 2004 compared to Q1 2003. The increase was primarily due to the impact of higher revenue and lower unit costs for microprocessors. These increases were partially offset by a $162 million charge in Q1 2004 relating to a settlement agreement with Intergraph Corporation. In addition, Q1 2003 benefited from the unusually high level of sales of microprocessor and chipset inventory that had been previously reserved.

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the first quarter of 2004 and 2003 were as follows:

(In Millions)	Q1 2004	Q1 2003
Revenue	$1,065	$963
Operating loss	$(219)	$(218)

Net revenue increased by $102 million, or 11%, in Q1 2004 compared to Q1 2003 primarily due to higher revenue from sales of embedded processing components and wireless connectivity products, including the wireless components for our Intel Centrino mobile technology. These increases in revenue were partially offset by lower revenue from sales of cellular baseband chipsets. In addition, in Q1 2004, revenue for flash memory products increased to $417 million from $409 million in Q1 2003.

The operating loss remained relatively flat at $219 million in Q1 2004, compared to $218 million in Q1 2003. Higher revenue and lower operating expenses in Q1 2004 were offset by higher costs for flash memory products as we sold higher density products. In addition, the impact of higher inventory write-offs primarily for certain applications and cellular processors offset the improvements in our operating results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Operating expenses for the first quarter of 2004 and 2003 were as follows:

(In Millions)	Q1 2004	Q1 2003
Research and development	$1,195	$1,019
Marketing, general and administrative	$1,141	$1,018
Amortization of acquisition-related intangibles and costs	$58	$84

Research and development spending increased $176 million, or 17%, compared to Q1 2003. This increase was primarily due to higher expenses related to development for manufacturing process technologies, including the 65-nanometer process on 300-millimeter wafers and higher expenses for product development programs in the Intel Architecture business, as well as higher profit-dependent compensation expenses. Marketing, general and administrative expenses were up $123 million, or 12%, compared to Q1 2003 primarily due to higher cooperative advertising expenses, as a result of higher revenue in our Intel Architecture business, and increased profit-dependent bonus expenses. Research and development along with marketing, general and administrative expenses were 29% of net revenue in Q1 2004 and 30% of net revenue in Q1 2003.

Amortization of acquisition-related intangibles and costs was $58 million in Q1 2004 compared to $84 million in Q1 2003, as a portion of the intangibles related to prior acquisitions became fully amortized.

Gains (Losses) on Equity Securities, Interest and Other, and Taxes

Gains (losses) on equity securities, net, interest and other, net and taxes for the first quarter of 2004 and 2003 were as follows:

(In Millions)	Q1 2004	Q1 2003
Gains (losses) on equity securities, net	$19	$(127)
Interest and other, net	$49	$52
Provision for taxes	$814	$401

Gains (losses) on equity securities and certain equity derivatives for Q1 2004 was a net gain of $19 million compared to a net loss of $127 million for Q1 2003. The increase in Q1 2004 was primarily attributed to lower impairment charges on non-marketable equity securities (approximately $11 million in Q1 2004 and $140 million in Q1 2003). The net gain in Q1 2004 was also a result of higher gains on equity transactions.

Our effective income tax rate was 32.0% for Q1 2004, compared to 30.5% for Q1 2003. The rate for 2004 is higher than the rate in the prior year primarily due to a higher percentage of profits being expected in higher-tax jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Our financial condition remains strong. At March 27, 2004, cash, short-term investments and fixed income instruments included in trading assets totaled $15.4 billion, down from $15.9 billion at December 27, 2003. Total short-term and long-term debt was $1.2 billion and represented 3% of stockholders’ equity at both March 27, 2004, and December 27, 2003.

For the first quarter of 2004, cash provided by operating activities was $1.8 billion ($1.7 billion for the first quarter of 2003). Cash was provided by net income adjusted for non-cash related items. Working capital uses of cash included increases in accounts receivable and inventories and decreases in accrued compensation and benefits and income taxes payable. Accounts receivable increased over December 2003 levels, primarily due to a higher proportion of sales occurring toward the end of the current quarter. The days sales outstanding remained the same at 36 days. Our three largest customers accounted for approximately 40% of net revenue for the first quarter of 2004, with one of these customers accounting for approximately 18% of revenue and another customer accounting for approximately 15%. For the first quarter of 2003, our three largest customers accounted for approximately 40% of net revenue. Additionally, those three largest customers accounted for approximately 43% of net accounts receivable at March 27, 2004 and December 27, 2003. Our inventory levels were higher by 11% at the end of the first quarter of 2004 compared to December 2003 as yields improved and we ramped new products for sale in 2004. Accrued compensation and benefits decreased during the quarter as we paid year-end bonuses and made the annual cash contributions to our profit sharing plans. The decrease in the accrual for income taxes payable is due to higher tax payments in the first quarter of 2004.

We used $929 million in net cash for investing activities during the first quarter of 2004, compared to $927 million during the first quarter of 2003. Improved corporate credit profiles facilitated a slight shift in our portfolio of investments in debt securities to longer term maturities. Capital expenditures decreased to $680 million in the first quarter of 2004 from $954 million in the first quarter of 2003. We continued to invest in capital equipment and construction, primarily for additional microprocessor manufacturing capacity, but at a lower rate than in the same period for the prior year.

We used $1.3 billion in net cash for financing activities in the first quarter of 2004, compared to $1.1 billion in the first quarter of 2003. The major financing use of cash was for the repurchase of shares as we repurchased 49.2 million shares of common stock for $1.5 billion compared to 62.6 million shares for $1.0 billion in the same period in 2003. As of March 27, 2004, approximately 365 million shares remained available for repurchase under the existing repurchase authorization.

Additional financing uses of cash in the first quarter of 2004 included payments of dividends. In January 2004, our Board of Directors approved an increase in the quarterly cash dividend from $0.02 per share to $0.04 per share, effective for the first-quarter 2004 dividend. Therefore, our dividend payments were $259 million in the first quarter of 2004, higher than the $131 million paid in the same period of the prior year. Financing sources of cash during the first quarter of 2004 were primarily $386 million in proceeds from the sale of shares pursuant to employee stock plans ($233 million during the first quarter of 2003).

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. There were no borrowings under our commercial paper program during the first quarter of 2004. We also maintain the ability to offer an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program currently consists of two plans: one under which officers, key employees and non-employee directors may be granted options to purchase shares of our stock, and a broad-based plan under which options may be granted to all employees other than officers and directors. Substantially all of our employees participate in one of the plans. Options granted by the company expire no later than 10 years from the grant date. Options granted to existing and newly hired employees generally vest in increments over four or five years from the date of grant, and certain grants to key employees have delayed vesting generally beginning six years from the date of grant. Our 1984 Stock Option Plan, as amended, expires in May 2004, and our 1997 Stock Option Plan, as amended, expires in January 2007. We are presently proposing a new equity incentive plan for stockholder vote at our May 2004 Annual Stockholders’ Meeting. Contingent on stockholder approval, this new equity incentive plan would replace both the expiring 1984 Plan and the 1997 Plan, which would be terminated early.

We have a goal to keep the potential incremental dilution related to our option program to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options forfeited by employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.

Options granted to employees, including officers, and non-employee directors from 2000 through the first quarter of 2004 are summarized as follows:

(Shares in Millions)	YTD 2004	2003	2002	2001	2000
Total options granted[1]	4	110	174	238	163
Less options forfeited[1]	(7)	(40)	(44)	(47)	(31)
Net options granted (forfeited)	(3)	70	130	191	132
Net grants as % of outstanding shares[2]	n/m	1.1%	1.9%	2.8%	2.0%
Grants to listed officers[3] as % of total options granted	—	2.4%	1.7%	0.8%	0.4%
Grants to listed officers as % of outstanding shares	—	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers as % of total options outstanding	2.1%	2.1%	2.1%	2.0%	2.4%

[1]Excluding options assumed in connection with acquisitions.

[2]Outstanding shares as of the beginning of each period.

[3]“Listed officers” for 2004 are those listed in our proxy statement dated March 31, 2004, defined as our Chief Executive Officer and each of the four other most highly compensated executive officers.

In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. No options were granted to listed officers in the first quarter of 2004. All stock option grants are made after a review by, and with the approval of, the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For additional information regarding stock option plans and plan activity for the first quarter of 2004 and for 2003, see “Note 2: Employee Stock Benefit Plans” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report. Information regarding our stock option plans should be read in connection with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2004 Proxy Statement.

In-the-money and out-of-the-money1 option information for total options outstanding as of March 27, 2004 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	258.5	$16.14	333.8	$21.12	592.3	$18.95
Out-of-the-money	59.4	$43.65	178.6	$42.60	238.0	$42.86

Total options outstanding	317.9	$21.29	512.4	$28.61	830.3	$25.80

[1]Out-of-the-money options have an exercise price equal to or above $27.38, the closing price of Intel stock on March 27, 2004 as reported on The NASDAQ Stock Market.

Option exercises for the first quarter of 2004 and option values for listed officers as a group as of March 27, 2004 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at March 27, 2004		Values of Unexercised In-the-Money Options at March 27, 2004[1]
		Exercisable	Unexercisable	Exercisable	Unexercisable
576,000	$16,024,000	7,787,400	9,820,800	$108,850,000	$49,564,400

[1]These amounts represent the difference between the exercise price and $27.38, the closing price of Intel stock on March 27, 2004 as reported on The NASDAQ Stock Market, for all in-the-money options held by the listed officers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Information as of March 27, 2004 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options		(B) Weighted-Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by stockholders	156.2		$16.78	223.1	[1]
Equity compensation plans not approved by stockholders	665.9		$28.02	383.5	[2]

Total	822.1	[3]	$25.89	606.6

[1] Includes 146.7 million shares available for future issuance under our 1984 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 76.4 million shares available under our 1976 Employee Stock Participation Plan.

[2] Shares available under our 1997 Stock Option Plan, used for grants to employees other than officers and directors. Any new plans, and any material amendments to existing plans, will be submitted for stockholder approval under the rules of the NASDAQ Stock Market.

[3] Total excludes 8.2 million shares issuable under outstanding options, with a weighted average exercise price of $16.72, originally granted under plans we assumed in connection with acquisitions. We do not intend to grant any further options under these plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Outlook

As we look ahead to the rest of 2004, we are planning for growth in annual revenue made possible by an improved economic climate, and further progress in gross margin. For the second quarter of 2004, we expect revenue to be between $7.6 billion and $8.2 billion, compared to first quarter revenue of $8.1 billion. The midpoint of this range would be a sequential decline of slightly more than 2%, which is consistent with the average pattern for what tends to be our most variable quarter. The outlook for the communications industry continues to be soft. In this environment, revenue growth for our networking and communications business is largely dependent on our securing design wins for new products, OEMs taking those product designs to production and continued use of those product designs by OEMs. Demand for our flash memory products is uncertain in the highly competitive cellular handset market segment. Revenue growth for our flash memory products is largely dependent on customer demand for higher density flash memory and continued end user adoption of new leading-edge cellular handsets.

Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture operating segment. Revenue is partly a function of the mix of microprocessor types and speeds sold as well as the mix of related chipsets and motherboards, all of which are difficult to forecast. Because of the wide price differences among desktop, mobile and server microprocessors, the mix of types and speeds of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Microprocessor revenue is also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also affected by our sales of other semiconductor and non-semiconductor products and is subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the second quarter of 2004 to be approximately 60%, plus or minus a couple of points, flat compared to 60.2% in the first quarter, which includes the charge for the settlement agreement with Intergraph Corporation. In addition, the second quarter of 2004 is expected to have lower revenue and increased start-up costs compared to the first quarter. For the full year of 2004, our gross margin is expected to be 62%, plus or minus a few points. Our gross margin should benefit from the productive use of 90-nanometer technology and 300mm wafers, as we build more of our mainstream products with these technologies. Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices, as well as the mix of types and speeds of processors sold, and the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at our factories, timing and execution of the manufacturing ramp including the ramp of the 90-nanometer process technology on 300mm wafers, excess of manufacturing capacity, the reusability of factory equipment, impairment of manufacturing or assembly and test assets, excess inventory, inventory obsolescence and variations in inventory valuation.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be between $3.6 billion and $4.0 billion in 2004, compared to $3.7 billion in 2003. The midpoint of this range, $3.8 billion, is only slightly higher than 2003. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected and manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be further reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand.

We expect depreciation expense to be between $1.1 billion and $1.2 billion for the second quarter of 2004 and $4.6 billion for the full year 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Spending on research and development, plus marketing, general and administrative expenses in the second quarter of 2004 is expected to be approximately $2.4 billion, slightly higher than the first quarter primarily due to annual wage increases that took effect on April 1, 2004. Expenses, particularly certain marketing and compensation-related expenses, may vary from this expectation, depending in part on the level of revenue and profits.

Research and development spending is expected to be approximately $4.8 billion in 2004.

Based on acquisitions completed through April 28, 2004, we expect amortization of acquisition-related intangibles and costs to be approximately $40 million in the second quarter and $170 million for the full year 2004. We review our acquisition-related intangible assets for impairment whenever indicators of potential impairment exist.

We expect the net gains from equity securities and interest and other for the second quarter of 2004 to be approximately $60 million. This is primarily due to an expected net gain on equity securities of approximately $20 million as well as expected net interest income. Our expectations for gains (losses) from equity securities include impairment charges on private equity investments. This expectation for impairments in the second quarter is based on our experience and it is not possible to know at the present time which specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other assume no unanticipated events and vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances, and changes in the fair value of derivative instruments.

At March 27, 2004, we held non-marketable equity securities with a carrying value of $661 million. If the level of IPO market activity does not increase and the availability of venture capital funding for technology investments does not improve, our non-marketable investments may be adversely affected. As companies within our portfolio attempt to raise additional funds, the funds may not be available to them or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments would likely become impaired. However, we are not able determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

We currently expect our effective tax rate for 2004 to be approximately 32%. The estimated effective tax rate is based on current tax law and the current expected income, and assumes the company continues to receive the tax benefit for export sales (see “Note 13: Contingencies” in Notes to Consolidated Condensed Financial Statements). The tax rate may be affected by the closing of acquisitions or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets.

As of March 27, 2004, we have approximately $3.7 billion of goodwill remaining on our balance sheet, of which $3.2 billion is related to the ICG operating segment and $533 million is related to the Intel Architecture operating segment. Specifically for ICG, if we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the communications business fail to improve, our revenue and cost forecasts may not be achieved and we may incur additional charges for impairment of goodwill.

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

We operate globally, with sales offices and research and development as well as manufacturing and assembly and test facilities in many countries, and, as a result, we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. If terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U. S., Israel or other locations, such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for Intel’s products. The impacts of major health concerns, or of large-scale outages or interruptions of service from utility or other infrastructure providers, on Intel, its suppliers, customers or other third parties could also adversely affect our business and impact customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending tax and legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Revenue and gross margin could also be affected by competitive factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors, pricing pressures and other competitive factors, as well as market acceptance of our new products in specific market segments, the availability of sufficient inventory to meet demand and the availability of externally purchased components or materials. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Our results could also be affected by adverse effects associated with product defects and errata (deviations from published specifications) and by litigation involving intellectual property, stockholder, consumer and other issues.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Status of Business Outlook and Scheduled Business Update

We expect that our corporate representatives will from time to time meet privately with investors, investment analysts, the media and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-Q, including any such statements that are incorporated by reference in this Form 10-Q. At the same time, we will keep this Form 10-Q and our then current Business Outlook publicly available on our Investor Relations web site (www.intc.com). The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in Business Outlook and other forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings, our mid-quarter business updates and at other times.

We intend to publish a Mid-Quarter Business Update on June 3, 2004. From the close of business on May 28, 2004 until publication of the Update, we will observe a “Quiet Period” during which the Business Outlook and other forward-looking statements published in our earnings press releases on January 14, 2004 and April 13, 2004, as reiterated or updated, as applicable, in our filings with the SEC on Forms 10-K and 10-Q, should be considered historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment on the Business Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Business Outlook and our SEC filings will begin at the close of business on June 11, 2004 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for July 13, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2003.

We have a portfolio of equity investments that includes marketable strategic equity securities, trading assets and equity derivative instruments such as warrants and options, as well as non-marketable equity investments. We invest in companies that develop software, hardware and other technologies or provide services supporting strategic technologies. This strategic investment program helps advance our overall mission to be the preeminent building block supplier to the worldwide Internet economy. Our current investment focus areas include: enabling mobile and Internet client devices, helping to create the digital home, advancing high-performance communications infrastructure and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in the technology field.

To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that we no longer consider strategic, we evaluate market and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk prior to sale. As of March 27, 2004, the fair value of our portfolio of marketable equity investments and equity derivative instruments, including hedging positions, was $627 million.

To assess the market price sensitivity of our marketable portfolio, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis of these indices, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a 30% adverse change in the near term. However, our marketable portfolio is substantially concentrated in one company, which will affect the marketable portfolio’s price volatility. We currently have an investment in Micron Technology, Inc. with carrying value of approximately $539 million, or 86% of the total value of the marketable portfolio including equity derivative instruments at March 27, 2004. The investment in Micron is part of our strategy to support the development and supply of DRAM products. We analyzed the historical volatility of Micron’s stock, and if the stock behaves with the same price volatility that it has in the past, we could experience a 60% loss.

The table below presents the fair value and hypothetical loss for our marketable portfolio given the specified percentage decreases in equity prices. The estimated decreases reflect the impact of hedges and offsetting positions, and are not necessarily indicative of future performance. Actual results may differ materially.

	Fair Value	Hypothetical Loss
(In Millions)		30% Decrease	60% Decrease
March 27, 2004	$627	$(194)	$(383)
December 27, 2003	$591	$(161)	$(318)

Our strategic investments in non-marketable equity securities would also be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or will become successful; consequently, we could lose all or part of our investment. At March 27, 2004, our strategic investments in non-marketable equity securities had a carrying amount of $661 million that were subject to mark-to-market requirements.

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

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

PART II—OTHER INFORMATION

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

Intergraph Corporation v. Intel

U.S. District Court, Northern District of Alabama, Northeastern Division

U.S. District Court, Eastern District of Texas

In 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging, among other claims, that Intel infringed certain Intergraph patents. In August 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that Intel infringed additional Intergraph patents, and seeking an injunction and unspecified damages. In 2002, Intel and Intergraph entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice.

Under the 2002 settlement agreement, if the patents in the Texas case were found to be infringed, Intel would pay Intergraph $150 million. If Intergraph prevailed on either patent on appeal, the 2002 settlement agreement provided that Intel would pay Intergraph an additional $100 million and receive a license for the patents at issue in the case. In 2002, the Texas District Court ruled that Intel infringed both patents at issue in that case. Pursuant to the 2002 settlement agreement, Intel paid Intergraph $150 million. Intel then appealed the decision. In February 2004, the Court of Appeals for the Federal Circuit found that the District Court erred, and remanded the case to the District Court to determine in the first instance whether the patents at issue had been infringed.

LEGAL PROCEEDINGS (Continued)

In March 2004, Intel and Intergraph entered into a second settlement agreement, pursuant to which they agreed to settle the Texas lawsuit, and Intergraph agreed to dismiss Intergraph’s separate pending litigation against Dell Inc. Both cases were dismissed with prejudice. Pursuant to the 2004 settlement agreement, Intel will pay Intergraph a total of $225 million. Intel paid $125 million by April 5, 2004 and will pay $25 million in each of the following four quarters. Also pursuant to the 2004 settlement agreement, Intergraph granted Dell a license under patents filed prior to April 4, 2012 to sell Dell products, including Dell computer systems that contain Intel microprocessors. The 2004 settlement agreement further provided that Intergraph is entitled to retain the $150 million previously paid by Intel pursuant to the 2002 settlement agreement, but that no additional $100 million payment would be required under the 2002 settlement agreement. The 2004 settlement agreement also includes additional license rights in favor of Intel and Intel’s customers and a covenant by Intergraph not to sue any Intel customer for products that include Intel microprocessors, Intel chipsets and Intel motherboards in combination.

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

In March 2004, Intel and Intergraph entered into a settlement agreement, pursuant to which they agreed to settle this lawsuit, as well as a separate pending lawsuit brought by Intergraph against Intel, and dismiss both cases with prejudice. Pursuant to the settlement agreement, Intergraph granted Dell a license to certain Intergraph patents.

MicroUnity, Inc. v. Intel Corporation, et al.

U.S. District Court, Eastern District of Texas

In March 2004, MicroUnity filed suit in the Eastern District of Texas against Intel and Dell Inc. MicroUnity claims that certain of Intel microprocessors infringe six MicroUnity patents, and that certain Intel chipsets infringe one MicroUnity patent. MicroUnity also alleges that Dell products incorporating these Intel products also infringe the MicroUnity patents. MicroUnity seeks an injunction, unspecified damages, and attorneys’ fees. Intel disputes MicroUnity’s claims and intends to defend the lawsuit vigorously.

Barbara Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.

(formerly Deanna Neubauer, et al v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.)

Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett- Packard Company, HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and a competitor’s processors. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

(Shares In Millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
December 28, 2003–January 24, 2004	2.2	$32.71	2.2	411.8
January 25, 2004–February 21, 2004	32.7	$31.00	32.7	379.1
February 22, 2004–March 27, 2004	14.3	$29.15	14.3	364.8

Total	49.2	$30.54	49.2

The company has an ongoing authorization, as amended, from the Board of Directors to repurchase shares of Intel’s common stock in the open market or in negotiated transactions. The company’s authorization is for up to 2.3 billion shares, which includes the most recent authorization in November 2002 to purchase an additional 480 million shares. We generally do not purchase stock during the quiet periods we have established in advance of the publication of our quarterly Earnings Release and Business Update release.

ITEM 5. OTHER INFORMATION

1.	On January 21, 2004, the Board of Directors approved an amendment to Intel’s bylaws to increase the number of authorized directors from 12 to 13. This increase created a vacancy which was filled by the Board’s appointment of Charlene Barshefsky to the Board of Directors on January 21, 2004. The Board’s action in amending the Bylaws also provides that the number of authorized directors will decrease back to 11 when Winston H. Chen and Charles E. Young retire from the Board in May 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.2	Intel Corporation Bylaws as amended.

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	On January 14, 2004, Intel furnished a report on Form 8-K relating to its financial information for the quarter ended December 27, 2003 and forward-looking statements relating to 2004 and the first quarter of 2004, as presented in a press release of January 14, 2004.

2.	On March 4, 2004, Intel furnished a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2004 and the first quarter of 2004, as presented in a press release of March 4, 2004.

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

INTEL CORPORATION (Registrant)

Date: April 30, 2004	By:	/s/ Andy D. Bryant

Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer