Form 10-Q
period 2004-06-26
INTEL CORP
filed 2004-08-02
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2004.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 23, 2004
Common stock, $0.001 par value	6,415 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net revenue	$8,049	$6,816	$16,140	$13,567
Cost of sales	3,269	3,348	6,490	6,587

Gross margin	4,780	3,468	9,650	6,980

Research and development	1,186	1,029	2,381	2,048
Marketing, general and administrative	1,170	1,073	2,311	2,091
Impairment of goodwill	—	6	—	6
Amortization of acquisition-related intangibles and costs	43	84	101	168

Operating expenses	2,399	2,192	4,793	4,313

Operating income	2,381	1,276	4,857	2,667
Gains (losses) on equity securities, net	(8)	(58)	11	(185)
Interest and other, net	47	53	96	105

Income before taxes	2,420	1,271	4,964	2,587
Provision for taxes	663	375	1,477	776

Net income	$1,757	$896	$3,487	$1,811

Basic earnings per common share	$0.27	$0.14	$0.54	$0.28

Diluted earnings per common share	$0.27	$0.14	$0.53	$0.27

Cash dividends declared per common share	$—	$—	$0.08	$0.04

Weighted average common shares outstanding	6,449	6,525	6,464	6,540

Weighted average common shares outstanding, assuming dilution	6,558	6,580	6,591	6,595

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	June 26, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$7,153	$7,971
Short-term investments	7,111	5,568
Trading assets	2,708	2,625
Accounts receivable, net	3,183	2,960
Inventories	3,223	2,519
Deferred tax assets	1,070	969
Other current assets	310	270

Total current assets	24,758	22,882

Property, plant and equipment, net of accumulated depreciation of $23,560 ($22,031 at December 27, 2003)	16,007	16,661
Marketable strategic equity securities	582	514
Other long-term investments	2,238	1,866
Goodwill	3,730	3,705
Other assets	1,357	1,515

Total assets	$48,672	$47,143

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$216	$224
Accounts payable	1,900	1,660
Accrued compensation and benefits	1,288	1,559
Accrued advertising	814	716
Deferred income on shipments to distributors	640	633
Other accrued liabilities	1,251	1,302
Income taxes payable	1,429	785

Total current liabilities	7,538	6,879

Long-term debt	898	936
Deferred tax liabilities	1,643	1,482
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value	6,395	6,754
Acquisition-related unearned stock compensation	(9)	(20)
Accumulated other comprehensive income	130	96
Retained earnings	32,077	31,016

Total stockholders’ equity	38,593	37,846

Total liabilities and stockholders’ equity	$48,672	$47,143

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In Millions)	June 26, 2004	June 28, 2003
Cash and cash equivalents, beginning of period	$7,971	$7,404

Cash flows provided by (used for) operating activities:
Net income	3,487	1,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,291	2,307
Impairment of goodwill	—	6
Amortization of intangibles and other acquisition-related costs	167	232
(Gains) losses on equity securities, net	(11)	185
Net loss on retirements and impairments of property, plant and equipment	56	124
Deferred taxes	41	116
Tax benefit from employee stock plans	196	85
Changes in assets and liabilities:
Trading assets	(126)	(470)
Accounts receivable	(223)	(279)
Inventories	(703)	123
Accounts payable	240	60
Accrued compensation and benefits	(275)	(203)
Income taxes payable	644	302
Other assets and liabilities	50	(40)

Total adjustments	2,347	2,548

Net cash provided by operating activities	5,834	4,359

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,706)	(1,877)
Acquisitions, net of cash acquired	(33)	—
Purchases of available-for-sale investments	(8,793)	(3,647)
Maturities and sales of available-for-sale investments	6,851	4,256
Other investing activities	(15)	(11)

Net cash used for investing activities	(3,696)	(1,279)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	32	(180)
Repayments of debt	(7)	(4)
Proceeds from sales of shares through employee stock plans and other	552	353
Repurchase and retirement of common stock	(3,016)	(2,009)
Payment of dividends to stockholders	(517)	(262)

Net cash used for financing activities	(2,956)	(2,102)

Net increase (decrease) in cash and cash equivalents	(818)	978

Cash and cash equivalents, end of period	$7,153	$8,382

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21	$14
Income taxes, net of refund	$601	$270

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited

Note 1:  Basis of Presentation

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 27, 2003. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of goodwill and property, plant, and equipment; the valuation of non-marketable equity securities and inventory; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current presentation. The interim financial statements should be read in connection with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Note 2:  Recent Accounting Pronouncement

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the company’s overall results of operations or financial position.

Note 3:  Employee Equity Incentive Plans

In May 2004, stockholder approval was obtained for the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, 240 million shares of common stock were made available for issuance during the two-year period ending June 30, 2006. Under the 2004 Plan, options to purchase shares may be granted to all employees and non-employee directors. Other equity incentive award types, such as restricted stock, stock units and stock appreciation rights, may also be used. The 2004 Plan also allows for performance-based vesting for equity incentive awards. The Intel Corporation 1984 Stock Option Plan expired in May 2004, and the Intel Corporation 1997 Stock Option Plan was terminated upon stockholder approval of the 2004 Plan. Shares previously authorized for issuance under these plans are no longer available for future grants. Options granted by the company under the 2004 Plan will generally expire seven years from the grant date. Options granted under the company’s previous stock option plans generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest over a four year period from the date of grant. Certain grants to key employees expire ten years from the date of grant and have delayed vesting generally beginning six years from the date of grant. In addition to the 2004 Plan, the company also has a Stock Participation Plan, under which eligible employees may purchase shares of Intel’s common stock at 85% of the market price at specific, predetermined dates.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Intel continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Accordingly, no stock-based compensation, other than acquisition related compensation, is recognized in net income. In prior years, Intel also assumed the stock option plans and the outstanding options of certain acquired companies. No additional stock options will be granted under these assumed plans.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, to options granted under the company’s stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan, collectively called “options.” For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended		Six Months Ended
(In Millions—Except Per Share Amounts)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income, as reported	$1,757	$896	$3,487	$1,811
Less: Total stock-based employee compensation expense determined under the fair value method for all options, net of tax	297	290	585	588

Pro forma net income	$1,460	$606	$2,902	$1,223

Reported basic earnings per common share	$0.27	$0.14	$0.54	$0.28

Reported diluted earnings per common share	$0.27	$0.14	$0.53	$0.27

Pro forma basic earnings per common share	$0.23	$0.09	$0.45	$0.19

Pro forma diluted earnings per common share	$0.22	$0.09	$0.44	$0.19

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the company’s employee options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of employee options.

The weighted average estimated value of employee stock options granted during the second quarter of 2004 was $11.05 ($8.02 for the second quarter of 2003), and for the first half of 2004 was $11.21 ($8.07 for the first half of 2003). The value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Expected life (in years)	4.0	4.0	4.1	4.2
Risk free interest rate	3.0%	2.0%	3.0%	2.1%
Volatility	.51	.55	.51	.55
Dividend yield	.6%	.4%	.6%	.4%

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

An analysis of historical information is used to determine the assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period.

Under the Stock Participation Plan, rights to purchase shares are only granted during the first and third quarter of each year. The estimated value of rights to purchase shares granted under the Stock Participation Plan during the first quarter of 2004 was $7.29 ($5.19 for the first quarter of 2003). The value of rights to purchase shares granted in the first quarter of 2004 and 2003 was estimated at the date of grant using the following assumptions:

	2004	2003
Expected life (in years)	.5	.5
Risk free interest rate	1.0%	1.2%
Volatility	.31	.54
Dividend yield	.5%	.4%

Additional information with respect to stock option activity is as follows:

(Shares in Millions)	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
December 28, 2002	921.8	845.4	$25.31
Grants	(109.9)	109.9	$20.22
Exercises	—	(63.7)	$10.08
Cancellations	40.0	(41.5)	$30.49
Reduction in shares available for grant	(325.0)	—	—

December 27, 2003	526.9	850.1	$25.54
Grants	(94.8)	94.8	$27.24
Exercises	—	(33.4)	$10.52
Cancellations	11.1	(15.3)	$29.87
Expiration of 1984 stock option plan	(143.2)	—	—
Cancellation of 1997 stock option plan	(300.1)	—	—
Adoption of 2004 equity incentive plan	240.0	—	—

June 26, 2004	239.9	896.2	$26.20

Under the Stock Participation Plan, 76.4 million shares remained available for issuance at June 26, 2004 out of 944 million shares authorized. Employees purchased 9.5 million shares for $201 million in the first quarter of 2004 (12.2 million shares for $175 million in the first quarter of 2003). The next scheduled purchase under the Stock Participation Plan is in the third quarter of 2004.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 4:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
(In Millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Weighted average common shares outstanding	6,449	6,525	6,464	6,540
Dilutive effect of employee stock options	109	55	127	55

Weighted average common shares outstanding, assuming dilution	6,558	6,580	6,591	6,595

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the second quarter of 2004, approximately 238 million of the company’s stock options outstanding (218 million for the first half of 2004) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. For the second quarter of 2003, 563 million of the company’s stock options outstanding (622 million for the first half of 2003) were excluded from the calculation.

Note 5:  Common Stock Repurchase Program

During the second quarter of 2004, the company repurchased 56.0 million shares of common stock under the company’s authorized repurchase program at a cost of $1.5 billion (105.2 million shares for $3.0 billion during the first half of 2004). During the second quarter of 2003, the company repurchased 51.8 million shares of common stock at a cost of $1.0 billion (114.4 million shares for $2.0 billion during the first half of 2003). Since the program began in 1990, the company has repurchased and retired approximately 2.0 billion shares at a cost of approximately $37 billion. As of June 26, 2004, approximately 309 million shares remained available for repurchase under the existing repurchase authorization.

In 1996, the Board of Directors authorized the annual repurchase of up to 100,000 shares of Intel’s common stock in the open market to be awarded to select employees in recognition of their outstanding achievements. During the second quarter of 2004, the company repurchased approximately 20,000 shares under this authorization at a cost of $0.6 million, and these shares were awarded to employees who received Intel Achievement Awards. Intel Achievement Awards are given annually and represent Intel’s highest honor for individuals and small teams for specific outstanding achievements that management believes have had a major impact on the company’s operations.

Note 6:  Trading Assets

Trading assets at fair value at the end of each period were as follows:

(In Millions)	June 26, 2004	December 27, 2003
Debt instruments	$2,390	$2,321
Equity securities offsetting deferred compensation	318	304

Total	$2,708	$2,625

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 7:  Inventories

Inventories at the end of each period were as follows:

(In Millions)	June 26, 2004	December 27, 2003
Raw materials	$395	$333
Work in process	1,912	1,490
Finished goods	916	696

Total	$3,223	$2,519

Note 8:  Gains (Losses) on Equity Securities, Net

Net gains (losses) on investments in equity securities and certain equity derivatives were a loss of $8 million for the second quarter of 2004 and a gain of $11 million for the first half of 2004 (a loss of $58 million for the second quarter of 2003 and a loss of $185 million for the first half of 2003). These gains (losses) included impairments of non-marketable equity securities of approximately $33 million for the second quarter of 2004 and $44 million for the first half of 2004 ($64 million for the second quarter of 2003 and $204 million for the first half of 2003).

Note 9:  Interest and Other, Net

Interest and other, net included:

	Three Months Ended		Six Months Ended
(In Millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Interest income	$65	$67	$136	$135
Interest expense	(15)	(18)	(33)	(32)
Other, net	(3)	4	(7)	2

Total	$47	$53	$96	$105

Note 10:  Goodwill

Goodwill by operating segment was as follows:

(In Millions)	Intel Communications Group	Intel Architecture Business	Total
December 27, 2003	$3,638	$67	$3,705
Transfer	(466)	466	—
Addition	25	—	25

June 26, 2004	$3,197	$533	$3,730

During the first quarter of 2004, the company combined its communications-related businesses into a single organization, the Intel Communications Group (ICG) (see “Note 16: Operating Segment Information”). Also during the first quarter of 2004, the consumer electronics business, which was previously part of the former ICG operating segment, was moved into the Intel Architecture business. Based on the estimated fair value of the consumer electronics business relative to the former ICG reporting unit, goodwill of $466 million was transferred to the Intel Architecture business.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

During the second quarter of 2004, the company completed an acquisition for net cash consideration of approximately $33 million, which resulted in goodwill of $25 million. The operating results of the acquisition have been included within results of operations for ICG from the date of the acquisition. No goodwill was impaired during the first half of 2004. During the second quarter of 2003, goodwill of $6 million related to one of the company’s small seed businesses was impaired.

Note 11:  Identified Intangible Assets

During the first half of 2004, the company acquired intellectual property assets with a weighted average life of 5.4 years for approximately $83 million. Of the intellectual property assets acquired, $63 million represented the value of assets recognized as a result of payments under the settlement agreement with Intergraph Corporation (see “Note 15: Contingencies”). Also during the first half of 2004, the company acquired $18 million in developed technology, with an amortization period of four years, in connection with an acquisition completed during the second quarter of 2004. During the first quarter of 2004, the company terminated a license agreement valued at $8 million and extinguished the associated remaining liability. Identified intangible assets as of June 26, 2004 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$704	$(530)	$174
Other acquisition-related intangibles	62	(29)	33
Intellectual property assets	672	(271)	401

Total identified intangible assets	$1,438	$(830)	$608

Identified intangible assets as of December 27, 2003 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$994	$(772)	$222
Other acquisition-related intangibles	94	(49)	45
Intellectual property assets	604	(212)	392

Total identified intangible assets	$1,692	$(1,033)	$659

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

All of the company’s identified intangible assets are subject to amortization. Amortization of acquisition-related intangibles and costs included the following:

	Three Months Ended		Six Months Ended
(In Millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Amortization of acquisition-related intangibles	$39	$56	$78	$112
Amortization of acquisition-related unearned stock compensation	4	11	11	22
Other acquisition-related costs	—	17	12	34

Total	$43	$84	$101	$168

Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation to employees related to previous acquisitions. The compensation is being recognized over the period earned.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Amortization of intellectual property assets was $31 million for the second quarter of 2004 and $66 million for the first half of 2004 ($29 million for the second quarter of 2003 and $64 million for the first half of 2003).

Based on identified intangible assets recorded at June 26, 2004, and assuming no subsequent impairment of the underlying assets, the amortization expense for each period, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2004[1]	2005	2006	2007	2008
Acquisition-related intangibles	$69	$106	$25	$6	$1
Intellectual property assets	$51	$95	$86	$57	$48
[1] Reflects the remaining six months of fiscal 2004.

Note 12:  Long-Term Debt

Holders of the company’s zero coupon senior exchangeable notes (Intel notes) had the right, prior to January 12, 2004, to exchange their Intel notes for Samsung Electronics Co., Ltd. convertible notes (Samsung notes) owned by Intel. The Intel notes matured in February 2004. As of the end of the first quarter of 2004, Intel note holders had either exercised their right to exchange their Intel notes for Samsung notes owned by Intel or received repayment of the principal amount of their Intel notes from Intel upon maturity.

Note 13:  Comprehensive Income

The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income	$1,757	$896	$3,487	$1,811
Change in net unrealized holding gain on available-for-sale investments	(25)	16	29	11
Change in net unrealized holding gain on derivatives	(2)	6	5	11

	$1,730	$918	$3,521	$1,833

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	June 26, 2004	December 27, 2003
Accumulated net unrealized holding gain on available-for-sale investments	$64	$35
Accumulated net unrealized holding gain on derivatives	67	62
Accumulated minimum pension liability	(1)	(1)

Total accumulated other comprehensive income	$130	$96

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 14:  Provision for Taxes

During the second quarter of 2004, the company reversed previously accrued taxes related primarily to the closing of a state income tax audit that reduced the tax provision for the second quarter of 2004 by $62 million.

Note 15:  Contingencies

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

In March 2004, Intel and Intergraph entered into a second settlement agreement, pursuant to which they agreed to settle the Texas lawsuit, and Intergraph agreed to dismiss Intergraph’s separate pending litigation against Dell Inc. Both cases were dismissed with prejudice. Pursuant to the 2004 settlement agreement, Intel will pay Intergraph a total of $225 million, with $125 million paid in April 2004 and $25 million paid in each of the following four quarters. Also pursuant to the 2004 settlement agreement, Intergraph granted Dell a license under patents filed prior to April 4, 2012 to sell Dell products, including Dell computer systems that contain Intel microprocessors. The 2004 settlement agreement further provided that Intergraph is entitled to retain the $150 million previously paid by Intel pursuant to the 2002 settlement agreement, but that

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

no additional $100 million payment would be required under the 2002 settlement agreement. The 2004 settlement agreement also includes additional license rights in favor of Intel and Intel’s customers and a covenant by Intergraph not to sue any Intel customer for products that include Intel microprocessors, Intel chipsets and Intel motherboards in combination. As a result of the 2004 settlement agreement, Intel recorded a $162 million charge to cost of sales in the first quarter of 2004. The remaining balance of $63 million represented the value of intellectual property assets acquired as part of the settlement. This balance will be amortized over the assets’ remaining useful lives.

In March 2004, MicroUnity filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claims that certain Intel® Pentium® microprocessors infringe seven MicroUnity patents, and that certain Intel chipsets infringe one MicroUnity patent. MicroUnity also alleges that Dell products that contain these Intel products infringe the same patents. At Dell’s request, Intel agreed to indemnify Dell with respect to MicroUnity’s claims against Dell, subject to the terms of a prior agreement between Intel and Dell. MicroUnity seeks an injunction, unspecified damages, and attorneys’ fees against both Intel and Dell. Intel disputes MicroUnity’s claims and intends to defend the lawsuit vigorously.

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett-Packard Company, HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s processors. In December 2003, the plaintiffs filed a motion for nationwide class certification of their claims against Intel Corporation. In April 2004, the plaintiffs filed a third amended complaint modifying their proposed classes to seek certification of a nationwide class of certain end use purchasers of specific first generation versions of Pentium 4 processors known internally as “Willamette” and computers containing such processors. In July 2004, the court certified an Illinois-only class of certain end use purchasers of Willamette Pentium 4 processors or computers containing such processors. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

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

Note 16:  Operating Segment Information

Beginning in 2004, the company combined its communications-related businesses into a single organization, the Intel Communications Group (ICG). Previously, these communications businesses were in two separate product line operating segments: the former Intel Communications Group and the Wireless Communications and Computing Group. The company now consists of two reportable product-line operating segments: the Intel Architecture business, which is composed of the Desktop Platforms Group, the Mobile Platforms Group and the Enterprise Platforms Group; and ICG. All prior period amounts have been restated to reflect the new presentation as well as certain minor reorganizations effected through the second quarter of 2004.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

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

The “all other” category includes acquisition-related costs, including amortization and any impairments of acquisition-related intangibles and goodwill. “All other” also includes the results of operations of seed businesses that support the company’s initiatives. Finally, “all other” includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments.

Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(In Millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Intel Architecture Business
Net revenue	$6,774	$5,850	$13,799	$11,622
Operating income	$2,788	$1,829	$5,796	$3,734

Intel Communications Group
Net revenue	$1,271	$957	$2,336	$1,920
Operating loss	$(126)	$(255)	$(345)	$(473)

All Other
Net revenue	$4	$9	$5	$25
Operating loss	$(281)	$(298)	$(594)	$(594)

Total
Net revenue	$8,049	$6,816	$16,140	$13,567
Operating income	$2,381	$1,276	$4,857	$2,667

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of Intel’s overall strategy and the strategy for our major business units to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This strategy discussion is followed by a discussion of the “Critical Accounting Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our “Results of Operations,” beginning with an Overview, followed by an analysis of changes in our balance sheet and cash flows in the section entitled “Financial Condition.” Finally, we conclude this MD&A with our “Business Outlook” section, discussing our outlook for 2004 and the third quarter of 2004.

The various sections of this MD&A contain a number of forward-looking statements, all of which are based on current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of July 28, 2004.

Strategy

Our goal is to be the preeminent building block supplier to the worldwide Internet economy. Our primary focus is on developing advanced integrated silicon technology solutions, which we believe will provide the performance and capabilities necessary to help accelerate the convergence of computing and communications capabilities with digital content. We also provide key components for the networking and communications infrastructure used to connect technology users. We believe that convergence is occurring primarily in three market segments: the digital home, the digital enterprise and mobile Internet users.

We believe users of computing and communications devices want improved performance, which includes faster processing performance and/or improved capabilities such as multithreaded or multitasking capability, seamless networking connectivity, improved security, reliability, ease of use and interoperability among devices. It is our goal to incorporate features addressing these capabilities in our various products to meet user demands.

Beginning in 2004, the company combined its communications-related businesses into a single organization, the Intel Communications Group (ICG). Previously, these communications businesses were in two separate product line operating segments: the former Intel Communications Group and the Wireless Communications and Computing Group (WCCG). The company now consists of two reportable product-line operating segments: the Intel Architecture business and ICG. Both of our operating segments use their core competencies in the design and manufacture of integrated circuits, as well as key silicon and platform capabilities, to provide building blocks for technology solutions. The Intel Architecture business provides advanced technologies to support the desktop, mobile and enterprise computing platforms. ICG focuses on wired and wireless network connectivity products, component-level products and platform solutions for the wireless handheld communications and computing market segments, and key components for networking and communications infrastructure devices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products that offer improved performance at lower prices. As part of our overall strategy to compete in each relevant market segment, we use our core competencies and financial resources, as well as our global presence and brand recognition. Also, under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. Worldwide, our competitors range in size from large established multinational companies with multiple product lines, to smaller companies and new entrants to the marketplace that compete in specialized market segments. With the trend toward convergence in computing and communications products, product offerings will likely cross over multiple categories, offering us new opportunities, but also resulting in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. In market segments where our competitors have established products and brand recognition, it may be inherently difficult for us to compete against them. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products and to be competitive within each relevant market segment.

We plan to continue to cultivate new businesses and work with the computing, communications and consumer electronics industries through standards bodies, trade associations, original equipment manufacturers (OEMs), original design manufacturers (ODMs), and independent software and operating system vendors, to align the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to create the infrastructure for wireless network connectivity. We are also providing development tools and support to help software developers create software applications and operating systems that take advantage of our microprocessors, chipsets and other next-generation semiconductor devices with improved performance, including advanced technology capabilities integrated at the silicon level.

Intel Architecture Business

The Intel Architecture business supports the desktop, mobile and enterprise computing platforms. As devices continue to be developed that take advantage of converged computing and communications capabilities and digital content, our goal is to continue to deliver processors with improved performance. Hyper-Threading Technology (HT Technology), which can enable an improved multitasking user environment, and Intel® Centrino™ mobile technology, which can enhance the mobile computing experience, are examples of the features we offer in our products that can improve performance. In addition, we believe that system security and reliability features at the hardware level will facilitate an enhanced computing experience for end users and we are working to provide these capabilities in future products. Separately, in the second quarter of 2004, we announced plans to manufacture dual-core processors in the future. These processors incorporate two processor cores on a single chip and complement our effort to enable more capabilities, performance, and flexibility for end users beyond processor speed.

For the desktop platform, our strategy is to introduce microprocessors and chipsets with improved performance, tailored to the needs of different market segments using a tiered branding approach. In addition, we are working toward introducing components specifically designed for consumer electronics products to be used in the digital home. For the mobile platform, our strategy is to deliver products optimized for some or all of the four mobility vectors: performance, battery life, form factor (the physical size and shape of a device) and wireless connectivity. Our strategy for the enterprise platform is to provide processors and chipsets with improved performance, which includes advanced technology features, as well as competitive price for performance for entry-level to high-end servers and workstations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the desktop performance market segment, we offer the Intel® Pentium® 4 processor to meet the computing needs of users both at home and at work. These processors are optimized to deliver performance across a broad range of business and consumer applications. We also offer the Pentium® 4 processor with HT Technology. When used in a computer system with the other features required to take advantage of this technology, HT Technology allows a multithreaded software program to run as though it uses two processors, even though it uses only one processor. Our current versions of the Pentium 4 processor with HT Technology support the 800-MHz system bus, which allows for faster data transfer into and out of the processor. For the desktop value market segment, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of value-conscious PC users. In the second quarter of 2004, we launched our new desktop chipsets, the Intel® 915 G/P and 925X Express Chipsets, formerly codenamed “Grantsdale” and “Alderwood.” These new chipsets support DDR2 memory and PCI Express, as well as improved graphics and audio capabilities, and incorporate Intel® Matrix Storage Technology, which enhances data protection capabilities for end users through integrated support for redundant hard drives.

For the mobile market segment, we offer processors optimized for performance mobility and portability users, with form factors from sub-notebook and tablet PCs to thin-and-light as well as full-size notebook PCs. For performance mobility users we offer Intel Centrino mobile technology, designed and optimized specifically for the four key vectors of mobility. Intel Centrino mobile technology consists of an Intel® Pentium® M processor and the Intel® 855 chipset family (both offered by the Mobile Platforms Group within the Intel Architecture business) as well as a wireless network connection, which is based on the 802.11 industry standard (from ICG). In the second quarter of 2004, we began shipping Intel Pentium M processors built on our 90-nanometer manufacturing technology. These new processors, formerly code-named “Dothan,” may feature higher clock speeds and include 2 megabytes (MB) of Level 2 cache memory. For portable PC users, who want systems with near-desktop features, including improved performance, larger screens, full-size keyboards and multiple hard drives—we offer the Mobile Intel® Pentium® 4 processor. In addition, for the mobile value market segment, we offer the Intel® Celeron® M processor and the mobile Intel Celeron processor.

The Intel Architecture business supports the enterprise platform by offering products that address various levels of data processing and compute-intensive applications. Our Intel® Xeon™ processor family of products supports a range of entry-level to high-end technical and commercial computing applications for the workstation and server market segments. Our Intel® Itanium® processor family of products supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. The Intel® Xeon™ processor with HT Technology is aimed at two-way servers, also known as dual-processing (DP) servers, and workstations. In addition, we recently introduced our Intel Xeon processors, formerly code-named “Nocona,” based on the IA-32 architecture with Intel® Extended Memory 64 Technology, our 64-bit extension technology. These processors are currently available for workstations, with availability for server platforms to follow shortly. For servers based on four or more processors, we offer the Intel® Xeon™ processor MP for multiprocessing servers with HT Technology. For the enterprise-class market segment, we offer the Intel® Itanium® 2 processor, based on 64-bit architecture.

Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. In the past five years, the company’s sales of microprocessors were higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.

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

Component-level products for the wireless handheld computing and communications market segments include flash memory products, applications processors and cellular baseband chipsets. Our strategy for our flash memory products is to offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In addition to having offerings that meet the needs of our current cellular customers, we also offer flash memory products for other market segments such as the broad market segment. The broad market segment includes flash memory products found in applications such as set-top boxes, networking products and other devices such as DVD players and DSL cable modems. In our flash memory product portfolio, we currently offer NOR flash memory products such as Intel StrataFlash® Wireless Memory, which uses two-bit-per-cell technology to provide a single-chip solution for fast code execution with higher storage densities and 1.8-volt operation optimized for advanced mobile phone designs. In application processing, Intel XScale® technology provides the processing capability in data-enabled mobile phones and PDAs. Addressing the trend toward convergence in computing and communications, we offer stacked packaging solutions (stacking an applications processor on top of memory) as well as packaging that stacks several memory chips together.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Goodwill.  Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Components are defined as operations for which discrete financial information is available and reviewed by segment management. To determine the reporting unit’s fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed market segment growth rates and Intel’s assumed market segment share; estimated costs; and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. The same estimates are also used in the planning for our long-term manufacturing capacity needs as part of our capital budgeting process and for both long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available comparable market data. In determining the carrying value of the reporting unit, we must include an allocation of our manufacturing assets because of the interchangeable nature of our manufacturing capacity. This allocation is based on each reporting unit’s relative percentage utilization of our manufacturing assets. Our most recent review of goodwill, in 2003, resulted in a $611 million non-cash impairment charge related to the then existing WCCG reporting unit. A substantial majority of our remaining recorded goodwill is related to the ICG reporting unit. The estimates we used in our most recent annual review for ICG assume that we will gain market segment share in the future and that the communications business will experience a gradual recovery and return to growth from the current trends. We may incur charges for the impairment of goodwill in the future if the communications and mobile handheld computing sectors do not grow as we expect, if ICG fails to deliver new products, if the products fail to gain expected market acceptance, if we fail to achieve our assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly. Prior to the combination of our communications-related businesses, our consumer electronics business, which was previously part of our former ICG operating segment, was moved to our Intel Architecture business. Based on the estimated fair value of the consumer electronics business relative to the ICG reporting unit, goodwill of $466 million was transferred to our Intel Architecture business.

Non-Marketable Equity Securities.  At June 26, 2004, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $627 million ($665 million at December 27, 2003). Under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. The Intel Capital program focuses on investing in companies and initiatives to stimulate growth in the Internet economy and its infrastructure, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. This strategic investment program helps advance our overall mission to be the preeminent building block supplier to the worldwide Internet economy.

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

We typically invest in non-marketable equity securities of private companies; the proceeds from our investments contribute a portion of the funds required for these companies to grow. Our investment portfolio ranges from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. We invest for strategic reasons, with each investment also evaluated for potential financial returns. The program seeks to invest in companies and businesses that can succeed and have an impact on their market segment. However, these types of investments involve a great deal of risk, and there can be no assurance that any specific company, whether at an early or mature stage, or somewhere in between, will grow or will be successful, and consequently, we could lose all or part of our investment. When the strategic objectives of an investment have been

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. However, our investments in non-marketable equity securities are not liquid, and there can be no assurance that we will be able to dispose of these investments on favorable terms or at all.

We have an investment in non-voting stock of Elpida Memory, Inc., a Japanese provider of Dynamic Random Access Memory (DRAM), with a carrying amount of $124 million at June 26, 2004. This investment is intended to provide Elpida with an opportunity to align its product roadmap, as appropriate, with our roadmap and is part of our investment strategy to support the development and supply of DRAM products. No other investment in our non-marketable portfolio was individually significant as of June 26, 2004.

Our ability to recover our strategic investments in non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding for continued operations, to grow and to take advantage of liquidity events. In the current equity market environment, the companies’ ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, remains constrained.

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

Investments in non-marketable securities are inherently risky and a number of these companies are expected to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. Impairments of investments in our portfolio, primarily impairments of non-marketable equity securities, were approximately $33 million in the second quarter of 2004 and $44 million in the first half of 2004 (approximately $64 million in the second quarter of 2003 and $204 million in the first half of 2003).

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of June 26, 2004, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see “Note 14: Provision for Taxes” and “Note 15: Contingencies” in the Notes to Consolidated Condensed Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Second Quarter of 2004 Compared to Second Quarter of 2003

Overview

In the second quarter of 2004, we saw a substantial improvement in our Intel Architecture business compared to the second quarter of 2003, and as we look ahead to the rest of 2004, we are planning for growth in annual revenue made possible by an improved economic climate from 2003, and further progress in growing overall gross margin dollars. However, as economic recovery proceeds, the year to year growth rates of the last year will inevitably slow.

We continue to be largely dependent on the success of our microprocessor business. Revenue from sales of microprocessors within our Intel Architecture business represented approximately 71% of our consolidated net revenue in the second quarter of 2004, compared to 74% in the first quarter of 2004. This percentage decrease reflects a greater proportion of our second quarter revenue mix being comprised of products such as flash memory, which typically have lower gross margin percentages than microprocessors. We expect this trend to continue in the second half of 2004 and we expect it to negatively impact our overall gross margin percentage for 2004. Our goal remains to grow total revenue and gross margin dollars. Growth in sales and profitability depends on our ability to successfully ramp new products, and to obtain continuing benefits from the productive use of our manufacturing assets used for 90-nanometer process technology and 300mm wafers. Although we plan to continue ramping our processors built on 90-nanometer process technology, higher yields on this leading-edge process technology have caused increased inventory levels of microprocessors. We plan to lower these inventory levels by slowing the growth rate of wafer starts and this will slow the rate of reduction in microprocessor unit costs. In addition, downward pressure on average selling prices will have an impact on margins in the second half of the year.

Within ICG, our flash memory group successfully reengaged with the broad market segment in the second quarter and we plan on continuing to increase our sales of flash memory products in the second half of the year. Although the communications market segment is beginning to experience some signs of growth, ICG revenue is largely dependent on our continuing to secure design wins on new and existing products, to supply the products for these design wins and on OEMs taking the product designs to production. In addition, our flash memory group is largely dependent on customer demand for higher density flash memory and continued end user adoption of new leading-edge cellular handsets.

As discussed in our “Strategy” section, the results of operations for our operating segments in this MD&A are presented under the new organizational structure. All prior period amounts have been restated to conform to the new presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q2 2004	Q2 2003
Net revenue	100.0%	100.0%
Cost of sales	40.6%	49.1%

Gross margin	59.4%	50.9%
Research and development	14.7%	15.1%
Marketing, general and administrative	14.6%	15.8%
Impairment of goodwill	—	0.1%
Amortization of acquisition-related intangibles and costs	0.5%	1.2%

Operating income	29.6%	18.7%

The following table sets forth information on our geographic regions for the periods indicated:

	Q2 2004		Q2 2003
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Americas	$1,956	24%	$1,955	28%
Asia-Pacific	3,661	45%	2,778	41%
Europe	1,665	21%	1,418	21%
Japan	767	10%	665	10%

Total	$8,049	100%	$6,816	100%

Our net revenue for Q2 2004 was $8.05 billion, an increase of 18% compared to Q2 2003. This significant growth was primarily driven by strength in sales of microprocessors in our Intel Architecture business, accompanied by higher revenue for ICG.

Our Asia-Pacific region’s revenue comprised the largest portion of our total revenue in Q2 2004 and increased 32% compared to Q2 2003, reflecting both growth in local consumption and movement of more of the production for our customers’ PC supply chain to Asia. Europe revenue increased 17%, and Japan revenue increased 15%. Our Americas region sales were flat. We experienced growth in both mature markets and emerging markets, led by growth in China, in Q2 2004 compared to Q2 2003. Our business relies on continued sales growth in emerging markets and continued business and consumer investment in technologies that use our products in mature markets.

Our overall gross margin percentage increased to 59.4% for Q2 2004 from 50.9% in Q2 2003. The increase in overall gross margin was due primarily to improved gross margin within the Intel Architecture business. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the second quarter of 2004 and 2003 were as follows:

(In Millions)	Q2 2004	Q2 2003
Microprocessor revenue	$5,751	$4,844
Chipset, motherboard and other revenue	1,023	1,006

Net revenue	$6,774	$5,850
Operating income	$2,788	$1,829

Net revenue for the Intel Architecture operating segment increased $924 million, or 16%, in Q2 2004 compared to Q2 2003. Revenue from sales of microprocessors increased 19%, while revenue from sales of chipsets, motherboards and other was approximately flat. The increase in revenue was primarily due to significantly higher unit sales of microprocessors in Q2 2004, reflecting the overall economic recovery.

Operating income increased $959 million, or 52%, in Q2 2004 compared to Q2 2003. The increase was primarily due to the impact of higher revenue and lower unit costs for microprocessors, and approximately $160 million of lower manufacturing startup costs primarily related to the ramp of 90-nanometer technology on 300-millimeter wafer manufacturing.

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the second quarter of 2004 and 2003 were as follows:

(In Millions)	Q2 2004	Q2 2003
Net revenue	$1,271	$957
Operating loss	$(126)	$(255)

Net revenue increased by $314 million, or 33%, in Q2 2004 compared to Q2 2003. This increase was primarily due to a significant increase in unit sales of flash memory products with flash memory revenue increasing to $587 million in Q2 2004 from $411 million in Q2 2003. The revenue increase for ICG was also due to higher sales of embedded processing components, and to a lesser extent, wireless connectivity products, including the wireless components for our Intel Centrino mobile technology, as well as communications infrastructure components.

The operating loss decreased to $126 million in Q2 2004, from a loss of $255 million in Q2 2003. Higher revenue, as well as the absence of costs incurred in Q2 2003 for under-utilized factory capacity for flash memory products, improved the operating results. In addition, due to improved demand, sales of flash memory product inventory that had been previously reserved contributed to the lower operating loss. These improvements were partially offset by higher costs for flash memory products as we sold higher density products, as well as the impact of higher inventory write-offs primarily for certain applications and cellular processors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Operating expenses for the second quarter of 2004 and 2003 were as follows:

(In Millions)	Q2 2004	Q2 2003
Research and development	$1,186	$1,029
Marketing, general and administrative	$1,170	$1,073
Impairment of goodwill	$—	$6
Amortization of acquisition-related intangibles and costs	$43	$84

Research and development spending increased $157 million, or 15%, compared to Q2 2003. This increase was primarily due to higher expenses related to development for manufacturing process technologies, including the 65-nanometer process on 300-millimeter wafers, and higher expenses for product development programs in the Intel Architecture business, as well as higher profit-dependent compensation expenses. Marketing, general and administrative expenses were up $97 million, or 9%, compared to Q2 2003 primarily due to higher cooperative advertising expenses, as a result of higher revenue in our Intel Architecture business and as our customers used a higher percentage of their available Intel Inside® program funds, and increased profit-dependent compensation expenses. Research and development along with marketing, general and administrative expenses were 29% of net revenue in Q2 2004 and 31% of net revenue in Q2 2003.

Amortization of acquisition-related intangibles and costs was $43 million in Q2 2004 compared to $84 million in Q2 2003, as a portion of the intangibles related to prior acquisitions became fully amortized.

Gains (Losses) on Equity Securities, Interest and Other, and Taxes

Gains (losses) on equity securities, net, interest and other, net and taxes for the second quarter of 2004 and 2003 were as follows:

(In Millions)	Q2 2004	Q2 2003
Gains (losses) on equity securities, net	$(8)	$(58)
Interest and other, net	$47	$53
Provision for taxes	$663	$375

Gains (losses) on equity securities and certain equity derivatives for Q2 2004 was a net loss of $8 million compared to a net loss of $58 million for Q2 2003. The lower net loss in Q2 2004 was primarily due to lower impairment charges on non-marketable equity securities (approximately $33 million in Q2 2004 and $64 million in Q2 2003). The lower net loss in Q2 2004 was also a result of lower mark to market losses on certain equity derivatives and higher gains on equity transactions.

Our effective income tax rate was 27.4% for Q2 2004, compared to 29.5% for Q2 2003. The rate for 2004 was lower than the rate in the prior year due to reversals of previously accrued taxes, including $62 million primarily related to the closing of a state income tax audit, as well as an adjustment to increase the estimated tax benefit for export sales. The impact of these items was partially offset by a greater portion of our profits being generated in higher tax jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Half of 2004 Compared to First Half of 2003

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2004	YTD 2003
Net revenue	100.0%	100.0%
Cost of sales	40.2%	48.6%

Gross margin	59.8%	51.4%
Research and development	14.8%	15.1%
Marketing, general and administrative	14.3%	15.4%
Impairment of goodwill	—	—
Amortization of acquisition-related intangibles and costs	0.6%	1.2%
Purchased in-process research and development	—	—

Operating income	30.1%	19.7%

The following table sets forth information on our geographic regions for the periods indicated:

	YTD 2004		YTD 2003
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Americas	$4,119	26%	$3,879	29%
Asia-Pacific	6,945	43%	5,420	40%
Europe	3,592	22%	3,059	22%
Japan	1,484	9%	1,209	9%

Total	$16,140	100%	$13,567	100%

Our net revenue of $16.1 billion in the first half of 2004 increased 19% compared to the first half of 2003 primarily due to higher net revenue for the Intel Architecture business accompanied by higher revenue for ICG.

All of our geographic regions experienced increased revenue in the first half of 2004 compared to the first half of 2003. Our Asia-Pacific region’s revenue comprised the largest portion of our total revenue and increased 28%, reflecting both growth in local consumption and movement of more of the production for our customers’ PC supply chain to Asia. Japan experienced substantial revenue growth with an increase of 23%, Europe revenue increased 17%, and the Americas region revenue increased 6%. We experienced growth in both mature markets and emerging markets, led by growth in China, in the first half of 2004 compared to the first half of 2003.

Our overall gross margin percentage increased to 59.8% for the first half of 2004 from 51.4% in the first half of 2003. Gross margin for the Intel Architecture business was higher and the gross margin percentage in our communications business was lower. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the first half of 2004 and 2003 were as follows:

(In Millions)	YTD 2004	YTD 2003
Microprocessor revenue	$11,731	$9,704
Chipset, motherboard and other revenue	2,068	1,918

Net revenue	$13,799	$11,622
Operating income	$5,796	$3,734

Net revenue for the Intel Architecture operating segment increased by $2.2 billion, or 19%, in the first half of 2004 compared to the first half of 2003, primarily due to higher unit sales for microprocessors, reflecting the overall economic recovery.

Operating income increased to $5.8 billion in the first half of 2004 compared to $3.7 billion in the first half of 2003. The increase was primarily due to the impact of higher revenue and lower unit costs for microprocessors, as well as approximately $200 million of lower manufacturing startup costs in the first half of 2004 primarily related to the ramp of 90-nanometer technology on 300-millimeter wafer manufacturing in 2003. These increases in operating income were partially offset by a $162 million charge in Q1 2004 relating to a settlement agreement with Intergraph Corporation.

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the first half of 2004 and 2003 were as follows:

(In Millions)	YTD 2004	YTD 2003
Net revenue	$2,336	$1,920
Operating loss	$(345)	$(473)

Net revenue increased by $416 million or 22%, in the first half of 2004 compared to the first half of 2003, primarily due to higher revenue from sales of flash memory products, embedded processing components and wireless connectivity products. Revenue from flash memory products increased to $1.0 billion in the first half of 2004 from $819 million in the first half of 2003.

The operating loss decreased to $345 million in the first half of 2004 from a loss of $473 million in the first half of 2003. Higher revenue, as well as approximately $140 million from lower inventory write-offs for flash memory products due to improved demand and sales of flash memory product inventory that had been previously reserved, contributed to the lower operating loss. In addition, the absence of costs incurred in the first half of 2003 for under-utilized factory capacity for flash memory products improved the operating results. These improvements were partially offset by higher costs for flash memory products as we sold higher density products, as well as the impact of higher inventory write-offs, primarily for certain applications and cellular processors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Operating expenses for the first half of 2004 and 2003 were as follows:

(In Millions)	YTD 2004	YTD 2003
Research and development	$2,381	$2,048
Marketing, general and administrative	$2,311	$2,091
Impairment of goodwill	$—	$6
Amortization of acquisition-related intangibles and costs	$101	$168

Research and development spending increased $333 million, or 16%, in the first half of 2004 compared to the first half of 2003. This increase was primarily due to higher expenses related to development for manufacturing process technologies, including the 65-nanometer process on 300-millimeter wafers, and higher expenses for product development programs in the Intel Architecture business, as well as higher profit-dependent compensation expenses. Marketing, general and administrative expenses increased $220 million, or 11%, in the first half of 2004 compared to the first half of 2003, primarily due to higher cooperative advertising expenses, as a result of higher revenue in our Intel Architecture business and as our customers used a higher percentage of their available Intel Inside® program funds, and increased profit-dependent compensation expenses. Research and development along with marketing, general and administrative expenses were 29% of net revenue in the first half of 2004 and 31% of net revenue in the first half of 2003.

Amortization of acquisition-related intangibles and costs was $101 million in the first half of 2004 compared to $168 million in the first half of 2003, as a portion of the intangibles related to prior acquisitions became fully amortized.

Gains (Losses) on Equity Securities, Interest and Other, and Taxes

Gains (losses) on equity securities, net, interest and other, net and taxes for the first half of 2004 and 2003 were as follows:

(In Millions)	YTD 2004	YTD 2003
Gains (losses) on equity securities, net	$11	$(185)
Interest and other, net	$96	$105
Provision for taxes	$1,477	$776

Gains (losses) on equity securities and certain equity derivatives for the first half of 2004 was a net gain of $11 million compared to a net loss of $185 million for the first half of 2003. The improvement was primarily driven by lower impairment charges on non-marketable equity securities (approximately $44 million for the first half of 2004 and $204 million for the first half of 2003). The net loss for the first half of 2003 included mark to market losses on certain equity and equity derivatives offset by gains on equity transactions in 2003.

Our effective income tax rate was 29.8% for the first half of 2004, compared to 30.0% for the first half of 2003. The rate for the first half of 2004 was lower than the rate in the prior year due to reversal of previously accrued taxes of $62 million, primarily related to the closing of a state income tax audit, partially offset by a greater portion of our profits being generated in higher tax jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Our financial condition remains strong. At June 26, 2004, cash, short-term investments and fixed income instruments included in trading assets totaled $16.7 billion, up from $15.9 billion at December 27, 2003. Total short-term and long-term debt was $1.1 billion and represented 3% of stockholders’ equity at June 26, 2004 ($1.2 billion and represented 3% of stockholders’ equity at December 27, 2003).

For the first half of 2004, cash provided by operating activities was $5.8 billion ($4.4 billion for the first half of 2003). Cash was provided by net income adjusted for non-cash related items. Uses of cash for net working capital included increases in accounts receivable and inventories and decreases in accrued compensation and benefits, partially offset by increases in income taxes payable and accounts payable. Accounts receivable increased over December 2003 levels, primarily due to a higher proportion of sales occurring toward the end of the current quarter. The days sales outstanding remained the same at 36 days. Our three largest customers accounted for approximately 42% of net revenue for the first half of 2004, with one of these customers accounting for approximately 19% of revenue and another customer accounting for approximately 15%. For the first half of 2003, our three largest customers accounted for approximately 40% of net revenue. Additionally, those three largest customers accounted for approximately 48% of net accounts receivable at June 26, 2004 (43% at December 27, 2003). Our inventory levels were higher by 28% at the end of the second quarter of 2004 compared to December 2003 as yields improved and we continued to ramp new products for sale in the remainder of 2004. Approximately half of the increase was for microprocessors and the other half was split between flash memory and chipsets. During the second half of the year, we expect to lower the inventory levels of microprocessors by slowing the planned growth rate of wafer starts for these products. Accrued compensation and benefits decreased during the first half of 2004 as we paid year-end bonuses and made the annual cash contribution to our profit sharing plan. The increase in the accrual for income taxes payable is due to the timing of payments and refunds. Accounts payable increased at the end of the second quarter of 2004 compared to December 2003 primarily due to the timing of capital expenditures.

We used $3.7 billion in net cash for investing activities during the first half of 2004, compared to $1.3 billion during the first half of 2003. Improved corporate credit profiles facilitated a slight shift in our portfolio of investments in debt securities to longer term maturities. Capital expenditures decreased to $1.7 billion in the first half of 2004 from $1.9 billion in the first half of 2003. We continued to invest in capital equipment and construction, primarily for additional microprocessor manufacturing capacity, but at a lower rate than in the same period for the prior year.

We used $3.0 billion in net cash for financing activities in the first half of 2004, compared to $2.1 billion in the first half of 2003. The major financing use of cash was for the repurchase of shares as we repurchased 105.2 million shares of common stock for $3.0 billion compared to 114.4 million shares for $2.0 billion in the same period in 2003. As of June 26, 2004, approximately 309 million shares remained available for repurchase under the existing repurchase authorization.

Additional financing uses of cash in the first half of 2004 included payments of dividends. In January 2004, our Board of Directors approved an increase in the quarterly cash dividend from $0.02 per share to $0.04 per share, effective for the first-quarter 2004 dividend. Therefore, our dividend payments were $517 million in the first half of 2004, higher than the $262 million paid in the same period of the prior year. Financing sources of cash during the first half of 2004 were primarily $552 million in proceeds from the sale of shares pursuant to employee stock plans ($353 million during the first half of 2003).

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. There were no borrowings under our commercial paper program during the first half of 2004. We also maintain the ability to offer an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee Equity Incentive Plans

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Substantially all of our employees participate in our equity incentive program. In May 2004, stockholder approval was obtained for the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, 240 million shares of common stock were made available for issuance during the two year period ending June 30, 2006. Under the 2004 Plan, options to purchase shares may be granted to all employees and non-employee directors. In addition to stock options, other equity incentive award types, such as restricted stock, stock units and stock appreciation rights, may also be used. The 2004 Plan also allows for performance-based vesting for equity incentive awards. The Intel Corporation 1984 Stock Option Plan expired in May 2004, and the Intel Corporation 1997 Stock Option Plan was terminated upon stockholder approval of the 2004 Plan. Shares previously authorized for issuance under these plans are no longer available for future grants.

Options granted by the company under the 2004 Plan will generally expire seven years from the grant date. Options granted under our previous stock option plans generally expired ten years from the grant date. Options granted to existing and newly hired employees generally vest over a four year period from the date of grant. Certain grants to key employees expire ten years from the date of grant and have delayed vesting generally beginning six years from the date of grant.

We have a goal to keep the potential incremental dilution related to our option program to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options forfeited by employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.

Options granted to employees, including officers, and non-employee directors from 2000 through the first half of 2004 are summarized as follows:

(Shares in Millions)	YTD 2004	2003	2002	2001	2000
Total options granted[1]	95	110	174	238	163
Less options forfeited[1]	(15)	(40)	(44)	(47)	(31)
Net options granted	80	70	130	191	132
Net grants as % of outstanding shares[2]	1.2%	1.1%	1.9%	2.8%	2.0%
Grants to listed officers[3] as % of total options granted	1.1%	2.4%	1.7%	0.8%	0.4%
Grants to listed officers as % of outstanding shares	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers as % of total options outstanding	2.1%	2.1%	2.1%	2.0%	2.4%

[1]Excluding options assumed in connection with acquisitions.

[2]Outstanding shares as of the beginning of each period.

[3]“Listed officers” for 2004 are those listed in our proxy statement dated March 31, 2004, defined as our Chief Executive Officer and each of the four other most highly compensated executive officers.

In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. For the first six months of 2004, options granted to listed officers amounted to 1.1% of the grants made to all employees. All stock option grants are made after a review by, and with the approval of, the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For additional information regarding stock option plans and plan activity for the first half of 2004 and for 2003, see “Note 3: Employee Equity Incentive Plans” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report. Information regarding our stock option plan should be read in connection with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2004 Proxy Statement.

In-the-money and out-of-the-money1 option information for total options outstanding as of June 26, 2004 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	264.6	$16.83	396.2	$22.58	660.8	$20.28
Out-of-the-money	103.6	$39.04	131.8	$45.80	235.4	$42.83

Total options outstanding	368.2	$23.08	528.0	$28.38	896.2	$26.20

1 Out-of-the-money options have an exercise price equal to or above $27.78, the closing price of Intel stock on June 25, 2004 as reported on The NASDAQ Stock Market*.

Options granted to listed officers as a group for the first half of 2004 were as follows:

Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term[1]
				5%	10%
1,050,000	1.1%	$27.00	2014	$17,825,900	$45,174,200

[1] Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over a period of 10 years at annualized rates of 5% and 10% from the date of grant. If the stock price does not increase above the exercise price, the realized value from these options would be zero.

Option exercises for the first half of 2004 and option values for listed officers as a group as of June 26, 2004 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at June 26, 2004		Values of Unexercised In-the-Money Options at June 26, 2004[1]
		Exercisable	Unexercisable	Exercisable	Unexercisable
576,000	$16,024,000	9,169,900	9,488,300	$114,366,800	$50,423,900

[1] These amounts represent the difference between the exercise price and $27.78, the closing price of Intel stock on June 25, 2004 as reported on The NASDAQ Stock Market*, for all in-the-money options held by the listed officers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Information as of June 26, 2004 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options	(B) Weighted-Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by stockholders	146.3	$17.84	316.3[1]
Equity compensation plans not approved by stockholders	742.3	$27.95	—

Total	888.6[2]	$26.28	316.3

[1] Includes 76.4 million shares available under our 1976 Employee Stock Participation Plan.

[2] Total excludes 7.6 million shares issuable under outstanding options, with a weighted average exercise price of $16.73, originally granted under plans we assumed in connection with acquisitions. We do not intend to grant any further options under these plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Outlook

As we look ahead to the rest of 2004, we are planning for growth in annual revenue made possible by an improved economic climate, and further progress in growing overall gross margin dollars. For the third quarter of 2004, we expect revenue to be between $8.6 billion and $9.2 billion, compared to second quarter revenue of $8.05 billion. The midpoint of this range would be a sequential increase of more than 10%, which is higher than our average seasonal increase. This revenue expectation assumes slightly above normal seasonality for Intel Architecture products along with good growth in flash and other ICG products in the third quarter of 2004. Although the communications market segment is beginning to experience some signs of growth, ICG revenue is largely dependent on our continuing to secure design wins on new and existing products, to supply the products for these design wins and on OEMs taking the product designs to production. Demand for our flash memory products is uncertain in the highly competitive cellular handset market segment. Revenue growth for our flash memory products is largely dependent on customer demand for higher density flash memory and continued end user adoption of new leading-edge cellular handsets.

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

We expect the gross margin percentage in the third quarter of 2004 to be approximately 60%, plus or minus a couple of points, approximately flat compared to 59.4% in the second quarter. For the full year of 2004, our gross margin is expected to be 60%, plus or minus a couple of points. This expectation is lower than our previous expectation of 62%, plus or minus a few points. Our expectation incorporates the effect of higher revenues, offset by two other factors. First, we anticipate increased revenues from flash, chipsets, and motherboards, and as these products grow at a faster rate than microprocessors, our overall revenue mix will have a greater proportion of lower margin products. Second, higher yields on our 90-nanometer, 300mm microprocessors have caused increased inventory levels; however, we plan to lower the inventory levels of microprocessors by slowing the growth rate of wafer starts and this will slow the rate of reduction in microprocessor unit costs. In addition, downward pressure on average selling prices will have an impact on margins in the second half of the year. Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices, as well as the mix of types and speeds of processors sold, and the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Our gross margin should benefit in the future from the productive use of 90-nanometer technology and 300mm wafers, as we build more of our mainstream products with these technologies. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at our factories, timing and execution of the manufacturing ramp including the continuing ramp of the 90-nanometer process technology, excess of manufacturing capacity, the reusability of factory equipment, impairment of manufacturing or assembly and test assets, excess inventory, inventory obsolescence and variations in inventory valuation.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be between $3.6 billion and $4.0 billion in 2004, compared to $3.7 billion in 2003. The midpoint of this range, $3.8 billion, is only slightly higher than 2003. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules for new facilities. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected and manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We expect depreciation expense to be between $1.1 billion and $1.2 billion for the third quarter of 2004 and $4.6 billion for the full year 2004.

Spending on research and development, plus marketing, general and administrative expenses in the third quarter of 2004 is expected to be approximately $2.5 billion, slightly higher than the second quarter. Expenses, particularly certain marketing and compensation-related expenses, may vary from this expectation, depending in part on the level of revenue and profits.

Research and development spending is expected to be approximately $4.8 billion in 2004.

Based on acquisitions completed through July 28, 2004, we expect amortization of acquisition-related intangibles and costs to be approximately $40 million in the third quarter and $175 million for the full year 2004.

We expect the net gains from equity securities and interest and other for the third quarter of 2004 to be approximately $50 million. Our expectations for gains (losses) from equity securities include impairment charges on private equity investments and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other assume no unanticipated events and vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances, and changes in the fair value of derivative instruments.

At June 26, 2004, we held non-marketable equity securities with a carrying value of $627 million. A number of these companies are expected to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

We currently expect our effective tax rate for the third and fourth quarters of 2004 to be approximately 31%, as compared to the previous expectation of approximately 32%, primarily due to an increase in estimated tax benefit for export sales. The estimated effective tax rate is based on current expected income, and assumes the company continues to receive the tax benefit for export sales (see “Note 14: Provision for Taxes” and “Note 15: Contingencies” in Notes to Consolidated Condensed Financial Statements). The tax rate may be affected by changes in tax law, the closing of acquisitions or divestitures, the jurisdictions in which profits are determined to be earned and taxed, the resolution of issues arising from tax audits with various tax authorities and the ability to realize deferred tax assets.

As of June 26, 2004, we have approximately $3.7 billion of goodwill remaining on our balance sheet, of which $3.2 billion is related to the ICG operating segment and $533 million is related to the Intel Architecture operating segment. Particularly for ICG, we may incur charges for the impairment of goodwill in the future if the communications and mobile handheld computing sectors do not grow as we expect, if ICG fails to deliver new products, if the products fail to gain expected market acceptance, if we fail to achieve our assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly.

We are currently a party to various legal proceedings and claims, including legal proceedings and claims related to taxes and to allegations of patent infringement. Management does not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, invalidation of a patent or group of patents, additional taxes owed or, in cases

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

We have filed and obtained a number of patents in the U.S. and abroad, and if we determine that it is necessary or desirable, we may seek licenses for patents and other intellectual property rights from others. While our patents and the intellectual property licenses we obtain are an important element of our success, our business as a whole is not materially dependent on any one patent. However, an injunction preventing us from selling products based on one or more patents could have a material adverse effect upon our business. There is no assurance that we will be able to obtain patents covering our own products. We can also give no assurance that we will be able to obtain licenses from any intellectual property owner where needed, or that we can accept the terms of any offered licenses. Further, we are not typically able to resolve every dispute without litigation, which is generally time-consuming and expensive. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay material amounts of damages.

Our sales agreements often contain intellectual property indemnities, such as patent and copyright indemnities, and our customers may assert claims against us for indemnity when they receive claims from other intellectual property owners alleging that our customers’ products infringe such others’ intellectual property rights. When we receive such claims, we refer them to our counsel. Current claims are in various stages of evaluation, negotiation and litigation. Such claims may result in our participation in or defense against the claims asserted against our customers by such other intellectual property owners, including participation in and defense of litigation against our customers.

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

Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending tax and legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Revenue and gross margin could also be affected by competitive factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors, pricing pressures and other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

competitive factors, as well as market acceptance of our new products in specific market segments, the availability of sufficient inventory to meet demand and the availability of externally purchased components or materials. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Our results could also be affected by adverse effects associated with product defects and errata (deviations from published specifications) and by litigation or regulatory matters involving intellectual property, stockholder, consumer, antitrust and other issues.

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

We intend to publish a Mid-Quarter Business Update on September 2, 2004. From the close of business on August 27, 2004 until publication of the Update, we will observe a “Quiet Period” during which the Business Outlook and other forward-looking statements published in our earnings press releases on January 14, 2004, April 13, 2004 and July 13, 2004, as reiterated or updated, as applicable, in our filings with the SEC on Forms 10-K and 10-Q, should be considered historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment on the Business Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Business Outlook and our SEC filings will begin at the close of business on September 10, 2004 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for October 12, 2004.

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

We have a portfolio of strategic equity investments that includes marketable strategic equity securities and equity derivative instruments such as warrants and options, as well as non-marketable equity investments. We invest in companies that develop software, hardware and other technologies or provide services supporting strategic technologies. This strategic investment program helps advance our overall mission to be the preeminent building block supplier to the worldwide Internet economy. Our current investment focus areas include: enabling mobile and Internet client devices, helping to create the digital home, advancing high-performance communications infrastructure and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in the technology field.

To the extent that our portfolio of marketable investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that we no longer consider strategic, we evaluate market and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk prior to sale. As of June 26, 2004, the fair value of our portfolio of marketable equity investments and equity derivative instruments, including hedging positions, was $595 million.

To assess the market price sensitivity of our marketable portfolio, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Based on the analysis of these indices, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a 30% adverse change in the near term. However, our marketable portfolio is substantially concentrated in one company, which will affect the marketable portfolio’s price volatility. We currently have an investment in Micron Technology, Inc. with carrying value of approximately $500 million, or 84% of the total value of the marketable portfolio including equity derivative instruments at June 26, 2004. The investment in Micron is part of our strategy to support the development and supply of DRAM products. We analyzed the historical volatility of Micron’s stock, and if the stock behaves with the same price volatility that it has in the past, we could experience a 60% loss.

The table below presents the fair value and hypothetical loss for our marketable portfolio given the specified percentage decreases in equity prices. The estimated decreases reflect the impact of hedges and offsetting positions, and are not necessarily indicative of future performance. Actual results may differ materially.

(In Millions)	Fair Value	Hypothetical Loss
		30% Decrease	60% Decrease
June 26, 2004	$595	$(184)	$(364)
December 27, 2003	$591	$(161)	$(318)

Our strategic investments in non-marketable equity securities would also be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or will be successful; consequently, we could lose all or part of our investment. At June 26, 2004, our strategic investments in non-marketable equity securities had a carrying amount of $627 million.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

CONTROLS AND PROCEDURES (Continued)

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

MicroUnity, Inc. v. Intel Corporation, et al.

U.S. District Court, Eastern District of Texas

In March 2004, MicroUnity filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claims that certain Intel® Pentium® microprocessors infringe seven MicroUnity patents, and that certain Intel chipsets infringe one MicroUnity patent. MicroUnity also alleges that Dell products that contain these Intel products infringe the same patents. At Dell’s request, Intel agreed to indemnify Dell with respect to MicroUnity’s claims against Dell, subject to the terms of a prior agreement between Intel and Dell. MicroUnity seeks an injunction, unspecified damages, and attorneys’ fees against both Intel and Dell. Intel disputes MicroUnity’s claims and intends to defend the lawsuit vigorously.

Barbara Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.

(formerly Deanna Neubauer, et al v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.)

Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett- Packard Company, HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s processors. In December 2003, the plaintiffs filed a motion for nationwide class certification of their claims against Intel Corporation. In April 2004, the plaintiffs filed a third amended complaint modifying their proposed classes to seek certification of a nationwide class of certain end use purchasers of specific first generation versions of Pentium 4 processors known internally as “Willamette” and computers containing such processors. In July 2004, the court certified an Illinois-only class of certain end use purchasers of Willamette Pentium 4 processors or computers containing such processors. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

(Shares in Millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
March 28, 2004–April 24, 2004	5.4	$26.75	5.4	359.4
April 25, 2004–May 22, 2004	36.1	$26.61	36.1	323.3
May 23, 2004–June 26, 2004	14.5	$27.95	14.5	308.8

Total	56.0	$26.97	56.0

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

In 1996, the Board of Directors authorized the annual repurchase of up to 100,000 shares of Intel’s common stock in the open market to be awarded to select employees in recognition of their outstanding achievements. During the second quarter of 2004, the company repurchased approximately 20,000 shares under this authorization at a cost of $0.6 million. These shares were awarded to employees who received Intel Achievement Awards. Intel Achievement Awards are given annually and represent Intel’s highest honor for individuals and small teams for specific outstanding achievements that management believes have had a major impact on the company’s operations.

Unregistered Sales of Equity Securities

On June 9, 2004, the company issued a total of 26,316 shares of unregistered Intel common stock at an exercise price of $5.43 per share to two warrant holders pursuant to the exercise of warrants issued in August 1999 in connection with the company’s acquisition of Level One Communications, Inc. (“Level One”) upon the exchange of warrants previously issued by Level One. The gross proceeds of $142,896 will be used for general corporate purposes. The issuance of unregistered Intel common stock in connection with the exercise of the warrants qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). The company did not solicit or encourage the exercise of the warrant. Pursuant to the warrant, each warrant holder acknowledged that the shares to be issued upon exercise of the warrant could not be disposed of except in compliance with the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intel Corporation’s Annual Stockholders’ Meeting on May 19, 2004, stockholders elected each of the director nominees, ratified the selection of our independent auditors, and approved the 2004 Equity Incentive Plan and the nonbinding stockholder proposal to expense stock options, but did not approve the remaining stockholder proposals.

Our Board of Directors is analyzing how best to satisfy the advisory vote of our stockholders regarding expensing of stock options. The proposed stock option expensing rules from the Financial Accounting Standards Board (FASB) have not yet been finalized and Congress is also continuing its deliberations on legislative initiatives related to expensing. We are currently in the process of evaluating how we would implement expensing according to the current FASB proposals, but, in the opinion of management, the existing pricing models do not necessarily provide a reliable measure of the fair value of employee options. The company does not believe that it is in the best interests of our stockholders to implement expensing with one of the available option pricing methods until FASB and/or Congressional mandates are resolved.

	Number of Shares
	Voted For	Withheld
1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

C. Barrett	5,609,071,711	174,568,743

C. Barshefsky	5,541,146,355	242,494,099

J. Browne	5,627,845,862	155,794,592

A. Grove	5,614,361,441	169,279,013

J. Guzy	4,774,298,076	1,009,342,378

R. Hundt	5,578,349,672	205,290,782

P. Otellini	5,597,105,603	186,534,851

D. Pottruck	5,667,833,187	115,807,267

J. Shaw	5,593,471,723	190,168,731

J. Thornton	5,646,809,706	136,830,748

D. Yoffie	5,632,081,317	151,559,137

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non- Votes
2. To ratify selection of independent auditors.	5,622,141,592	108,985,180	52,484,631	29,051[1]
3. To approve the 2004 Equity Incentive Plan.	3,591,365,860	511,259,013	68,754,207	1,612,261,374[2]
4. To approve a non-binding proposal for the company to expense stock options in the income statement.	2,273,136,760	1,742,109,755	155,876,361	1,612,517,578[2]
5. To approve stockholder proposal requesting the use of performance-vesting stock.	1,557,282,976	2,502,714,023	111,281,476	1,612,361,979[2]
6. To approve stockholder proposal requesting the use of performance-based stock options.	1,683,695,452	2,373,565,059	113,910,322	1,612,469,621[2]

[1] Certain accounts have shared voting authority and some of these accounts submitted conflicting voting instructions on Proposal 2. ADP Investor Communications, the vote tabulator for certain beneficial ownership accounts, submitted these voting instructions as broker non-votes.

[2] Pursuant to Section 216 of the Delaware General Corporation Law, the affirmative vote of the majority of the votes cast was required to pass each of Proposals 3-6. Significantly fewer shares voted on each of Proposals 3-6 than voted on Proposal 1, the election of directors, and Proposal 2, the ratification of the selection of the company’s auditors. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposals 3-6, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 5. OTHER INFORMATION

1.	On May 19, 2004, Intel’s Bylaws were amended to decrease the number of authorized directors from 13 to 11. The amendment was approved by the Board of Directors in January 2004, to be effective after the Annual Stockholders’ Meeting held May 19, 2004, as Charles E. Young and Winston H. Chen did not stand for reelection at the Annual Stockholders’ Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.2	Intel Corporation Bylaws as amended on May 19, 2004 (incorporated by reference to Exhibit 4.2 of the company’s Form S-8 as filed on May 19, 2004).

10.1	Intel Corporation Executive Officer Incentive Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.7 of the company’s Form 10-K as filed on February 23, 2004 and amended on February 24, 2004).

10.2	Description of Bonus Terms under the Executive Officer Incentive Plan (EOIP).

10.3	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004.

10.4	Intel Corporation Non-Employee Director Nonqualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan.

10.5	Standard Terms and Conditions Relating to Nonqualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan.

10.6	Standard International Nonqualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan[1].

10.7	Notice of Grant of Nonqualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan.

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1] Where applicable, Intel uses country-specific stock option agreements to comply with local laws. The company does not have any executive officers who have been granted stock options under a country-specific agreement.

EXHIBITS AND REPORTS ON FORM 8-K (Continued)

(b)	Reports on Form 8-K

1.	On March 30, 2004, Intel furnished a report on Form 8-K relating to a settlement of the patent infringement suit between Intel Corporation and Intergraph Corporation pending in U.S. District Court for the Eastern District of Texas as presented in a press release of March 30, 2004.

2.	On April 13, 2004, Intel furnished a report on Form 8-K relating to its financial information for the quarter ended March 27, 2004 and forward-looking statements relating to 2004 and the second quarter of 2004, as presented in a press release of April 13, 2004.

3.	On June 3, 2004, Intel furnished a report on Form 8-K relating to an announcement regarding an update to forward-looking statements relating to 2004 and the second quarter of 2004, as presented in a press release of June 3, 2004.

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

INTEL CORPORATION (Registrant)

Date: July 30, 2004	By:	/s/ Andy D. Bryant

Andy D. Bryant
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer