Form 10-Q
period 2004-09-25
INTEL CORP
filed 2004-11-04
CIK 50863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 22, 2004
Common stock, $0.001 par value	6,323 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net revenue	$8,471	$7,833	$24,611	$21,400
Cost of sales	3,752	3,275	10,242	9,862

Gross margin	4,719	4,558	14,369	11,538

Research and development	1,183	1,135	3,564	3,183
Marketing, general and administrative	1,123	1,046	3,434	3,137
Impairment of goodwill	—	—	—	6
Amortization of acquisition-related intangibles and costs	40	68	141	236
Purchased in-process research and development	—	5	—	5

Operating expenses	2,346	2,254	7,139	6,567

Operating income	2,373	2,304	7,230	4,971
Gains (losses) on equity securities, net	(10)	(63)	1	(248)
Interest and other, net	63	34	159	139

Income before taxes	2,426	2,275	7,390	4,862
Provision for taxes	520	618	1,997	1,394

Net income	$1,906	$1,657	$5,393	$3,468

Basic earnings per common share	$0.30	$0.25	$0.84	$0.53

Diluted earnings per common share	$0.30	$0.25	$0.82	$0.53

Cash dividends declared per common share	$0.08	$0.04	$0.16	$0.08

Weighted average common shares outstanding	6,375	6,517	6,435	6,532

Weighted average common shares outstanding, assuming dilution	6,442	6,625	6,541	6,605

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Sept. 25, 2004	Dec. 27, 2003
Assets
Current assets:
Cash and cash equivalents	$6,533	$7,971
Short-term investments	7,114	5,568
Trading assets	2,510	2,625
Accounts receivable, net	3,266	2,960
Inventories	3,180	2,519
Deferred tax assets	1,147	969
Other current assets	240	270

Total current assets	23,990	22,882

Property, plant and equipment, net of accumulated depreciation of $24,214 ($22,031 at December 27, 2003)	15,924	16,661
Marketable strategic equity securities	461	514
Other long-term investments	2,365	1,866
Goodwill	3,734	3,705
Other assets	1,326	1,515

Total assets	$47,800	$47,143

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$213	$224
Accounts payable	1,895	1,660
Accrued compensation and benefits	1,400	1,559
Accrued advertising	842	716
Deferred income on shipments to distributors	652	633
Other accrued liabilities	1,377	1,302
Income taxes payable	1,431	785

Total current liabilities	7,810	6,879

Long-term debt	882	936
Deferred tax liabilities	913	1,482
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value	6,045	6,754
Acquisition-related unearned stock compensation	(6)	(20)
Accumulated other comprehensive income	59	96
Retained earnings	32,097	31,016

Total stockholders’ equity	38,195	37,846

Total liabilities and stockholders’ equity	$47,800	$47,143

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Sept. 25, 2004	Sept. 27, 2003
Cash and cash equivalents, beginning of period	$7,971	$7,404

Cash flows provided by (used for) operating activities:
Net income	5,393	3,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,446	3,474
Impairment of goodwill	—	6
Amortization of intangibles and other acquisition-related costs	232	326
Purchased in-process research and development	—	5
(Gains) losses on equity securities, net	(1)	248
Net loss on retirements and impairments of property, plant and equipment	73	153
Deferred taxes	(283)	297
Tax benefit from employee stock plans	277	147
Changes in assets and liabilities:
Trading assets	64	(426)
Accounts receivable	(306)	(760)
Inventories	(660)	50
Accounts payable	235	113
Accrued compensation and benefits	(163)	(58)
Income taxes payable	646	438
Other assets and liabilities	51	66

Total adjustments	3,611	4,079

Net cash provided by operating activities	9,004	7,547

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,812)	(2,949)
Acquisitions, net of cash acquired	(53)	(21)
Purchases of available-for-sale investments	(12,706)	(6,600)
Maturities and sales of available-for-sale investments	10,633	6,006
Other investing activities	(34)	(84)

Net cash used for investing activities	(4,972)	(3,648)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	30	(123)
Repayments of debt	(7)	(84)
Proceeds from sales of shares through employee stock plans and other	793	712
Repurchase and retirement of common stock	(5,516)	(2,009)
Payment of dividends to stockholders	(770)	(393)

Net cash used for financing activities	(5,470)	(1,897)

Net increase (decrease) in cash and cash equivalents	(1,438)	2,002

Cash and cash equivalents, end of period	$6,533	$9,406

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23	$17
Income taxes, net of refunds	$1,362	$634

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

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 27, 2003. Certain amounts reported in previous periods have been reclassified to conform to the current presentation. During the third quarter of 2004, the company reclassified $445 million from deferred tax liabilities to common stock and capital stock in excess of par value. This balance sheet reclassification represented the tax benefit attributable to certain prior year stock option exercises by non-US employees, and had no impact on the accompanying statement of cash flows.

Note 2:  Recent Accounting Pronouncement

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements of EITF 03-1 are effective beginning with Intel’s fiscal 2004 annual report. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

Note 3:  Employee Equity Incentive Plans

In May 2004, stockholder approval was obtained for the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, 240 million shares of common stock were made available for issuance during the two-year period ending June 30, 2006. Under the 2004 Plan, options to purchase shares may be granted to all employees and non-employee directors. Intel may also use other types of equity incentive awards, such as restricted stock, stock units and stock appreciation rights. The 2004 Plan also allows for performance-based vesting for equity incentive awards. The Intel Corporation 1984 Stock Option Plan expired in May 2004, and the Intel Corporation 1997 Stock Option Plan was terminated upon stockholder approval of the 2004 Plan. Shares previously authorized for issuance under these plans are no longer available for future grants. Options granted by the company under the 2004 Plan will generally expire seven years from the grant date. Options granted under the company’s previous stock option plans generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest over a four year period from the date of grant. Certain grants to key employees expire ten years from the date of grant and have delayed vesting generally beginning five or six years from the date of grant. In addition to the 2004 Plan, the company also has a Stock Participation Plan, under which eligible employees may purchase shares of Intel’s common stock at 85% of the market price at specific, predetermined dates.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Intel accounts for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Accordingly, no stock-based compensation, other than acquisition-related compensation, is recognized in net income. In prior years, Intel also assumed the stock option plans and the outstanding options of certain acquired companies. No additional stock options will be granted under these assumed plans.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, to options granted under the company’s stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan, collectively called “options.” For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended		Nine Months Ended
(In Millions—Except Per Share Amounts)	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net income, as reported	$1,906	$1,657	$5,393	$3,468
Less: Total stock-based employee compensation expense determined under the fair value method for all options, net of tax	295	298	880	886

Pro forma net income	$1,611	$1,359	$4,513	$2,582

Reported basic earnings per common share	$0.30	$0.25	$0.84	$0.53

Pro forma basic earnings per common share	$0.25	$0.21	$0.70	$0.40

Reported diluted earnings per common share	$0.30	$0.25	$0.82	$0.53

Pro forma diluted earnings per common share	$0.25	$0.21	$0.69	$0.40

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

The weighted average estimated value of employee stock options granted during the third quarter of 2004 was $8.51 ($10.70 for the third quarter of 2003), and for the first nine months of 2004 was $11.09 ($8.13 for the first nine months of 2003). The value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Expected life (in years)	3.5	4.5	4.0	4.2
Risk free interest rate	3.1%	2.7%	3.0%	2.1%
Volatility	.47	.53	.51	.55
Dividend yield	.7%	.3%	.6%	.4%

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

An analysis of historical information is used to determine the assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The shorter expected life for options granted in the third quarter of 2004 reflects the fact that options granted to new employees now generally have vesting terms weighted toward the earlier years, and expire 7 years from the date of grant.

Under the Stock Participation Plan, rights to purchase shares are only granted during the first and third quarter of each year. The estimated value of rights granted under the Stock Participation Plan during the third quarter of 2004 was $5.72 ($6.94 during the third quarter of 2003). The weighted average estimated value of rights granted under the Stock Participation Plan during the first nine months of 2004 was $6.38 ($5.60 during the first nine months of 2003). The values of rights granted during the three and nine months ended September 25, 2004 and September 27, 2003 were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Expected life (in years)	.5	.5	.5	.5
Risk free interest rate	1.7%	1.0%	1.4%	1.1%
Volatility	.30	.45	.30	.51
Dividend yield	.7%	.3%	.6%	.4%

Additional information with respect to stock option activity is as follows:

		Outstanding Options
(Shares in Millions)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
December 28, 2002	921.8	845.4	$25.31
Grants	(109.9)	109.9	$20.22
Exercises	—	(63.7)	$10.08
Cancellations	40.0	(41.5)	$30.49
Reduction in shares available for grant	(325.0)	—	—

December 27, 2003	526.9	850.1	$25.54
Grants	(99.3)	99.3	$27.07
Exercises	—	(39.3)	$10.86
Cancellations	11.3	(24.9)	$29.91
Expiration of 1984 stock option plan	(143.2)	—	—
Cancellation of 1997 stock option plan	(300.1)	—	—
Adoption of 2004 equity incentive plan	240.0	—	—

September 25, 2004	235.6	885.2	$26.24

Under the Stock Participation Plan, 67.5 million shares remained available for issuance at September 25, 2004 out of 944 million shares authorized. Employees purchased 18.4 million shares for $367 million in the first nine months of 2004 (23.8 million shares for $328 million in the first nine months of 2003). The next scheduled purchase under the Stock Participation Plan is in the first quarter of 2005.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 4:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Weighted average common shares outstanding	6,375	6,517	6,435	6,532
Dilutive effect of employee stock options	67	108	106	73

Weighted average common shares outstanding, assuming dilution	6,442	6,625	6,541	6,605

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the third quarter of 2004, approximately 499 million of the company’s stock options outstanding (311 million for the first nine months of 2004) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. For the third quarter of 2003, 274 million of the company’s stock options outstanding (506 million for the first nine months of 2003) were excluded from the calculation.

Note 5:  Common Stock Repurchase Program

During the third quarter of 2004, the company repurchased 106.3 million shares of common stock under the company’s authorized repurchase program at a cost of $2.5 billion (211.5 million shares for $5.5 billion during the first nine months of 2004). There were no repurchases of common stock during the third quarter of 2003. During the first nine months of 2003, the company repurchased 114.4 million shares of common stock at a cost of $2.0 billion. Since the program began in 1990, the company has repurchased and retired approximately 2.1 billion shares at a cost of approximately $40 billion. As of September 25, 2004, approximately 202.5 million shares remained available for repurchase under the existing repurchase authorization.

Note 6:  Trading Assets

Trading assets at fair value at the end of each period were as follows:

(In Millions)	Sept. 25, 2004	Dec. 27, 2003
Debt instruments	$2,192	$2,321
Equity securities offsetting deferred compensation	318	304

Total	$2,510	$2,625

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 7:  Inventories

Inventories at the end of each period were as follows:

(In Millions)	Sept. 25, 2004	Dec. 27, 2003
Raw materials	$434	$333
Work in process	1,750	1,490
Finished goods	996	696

Total	$3,180	$2,519

Note 8:  Gains (Losses) on Equity Securities, Net

Net gains (losses) on investments in equity securities and certain equity derivatives were a loss of $10 million for the third quarter of 2004 and a gain of $1 million for the first nine months of 2004 (a loss of $63 million for the third quarter of 2003 and a loss of $248 million for the first nine months of 2003). These gains (losses) included impairments of investments, primarily impairments of non-marketable equity securities, of approximately $32 million for the third quarter of 2004 and $76 million for the first nine months of 2004 ($92 million for the third quarter of 2003 and $296 million for the first nine months of 2003).

Note 9:  Interest and Other, Net

Interest and other, net included:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Interest income	$75	$47	$211	$182
Interest expense	(13)	(12)	(46)	(44)
Other, net	1	(1)	(6)	1

Total	$63	$34	$159	$139

Note 10:  Goodwill

Goodwill by operating segment was as follows:

(In Millions)	Intel Communications Group	Intel Architecture Business	Total
December 27, 2003	$3,638	$67	$3,705
Transfer	(466)	466	—
Additions	29	—	29

September 25, 2004	$3,201	$533	$3,734

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

During the second quarter of 2004, the company completed an acquisition for net cash consideration of approximately $33 million, plus certain liabilities, that resulted in goodwill of $29 million. The operating results of the acquisition have been included within results of operations for ICG from the date of the acquisition. No goodwill was impaired during the first nine months of 2004. During the first nine months of 2003, goodwill of $6 million related to one of the company’s small seed businesses was impaired.

Note 11:  Identified Intangible Assets

During the third quarter of 2004, the company acquired intellectual property assets with a weighted average life of 4.3 years for approximately $19 million. During the first nine months of 2004, the company acquired intellectual property assets with a weighted average life of 5.2 years for approximately $102 million. Of the intellectual property assets acquired, $63 million represented the value of assets recognized as a result of payments under the settlement agreement with Intergraph Corporation (see “Note 15: Contingencies”). During the first quarter of 2004, the company terminated a license agreement valued at $8 million and extinguished the associated remaining liability.

During the third quarter of 2004, the company entered into certain arrangements related to the hiring of a group of employees which resulted in the recording of workforce-in-place of $28 million. Also in 2004, the company acquired $18 million in developed technology, in connection with the acquisition completed during the second quarter. The weighted average life of acquisition-related intangible assets acquired during the first nine months of 2004 approximated 3.4 years.

Identified intangible assets as of September 25, 2004 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Intellectual property assets	$691	$(296)	$395
Acquisition-related developed technology	668	(524)	144
Other acquisition-related intangibles	91	(37)	54

Total identified intangible assets	$1,450	$(857)	$593

Identified intangible assets as of December 27, 2003 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Intellectual property assets	$604	$(212)	$392
Acquisition-related developed technology	994	(772)	222
Other acquisition-related intangibles	94	(49)	45

Total identified intangible assets	$1,692	$(1,033)	$659

Intellectual property assets primarily represent acquired technology licenses. Other acquisition-related intangibles include items such as workforce-in-place and customer lists. Identified intangible assets are classified within other assets on the balance sheet.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $25 million for the third quarter of 2004 and $91 million for the first nine months of 2004 ($26 million for the third quarter of 2003 and $90 million for the first nine months of 2003). Amortization of acquisition-related intangibles and costs included the following:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Amortization of acquisition-related intangibles	$37	$46	$115	$158
Amortization of acquisition-related unearned stock compensation	3	9	14	31
Other acquisition-related costs	—	13	12	47

Total	$40	$68	$141	$236

Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation to employees related to previous acquisitions. The compensation is being recognized over the period earned.

Based on identified intangible assets recorded at September 25, 2004, and assuming no subsequent impairment of the underlying assets, the amortization expense for each period, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2004[1]	2005	2006	2007	2008
Intellectual property assets	$27	$99	$91	$61	$52
Acquisition-related intangibles	$35	$115	$35	$12	$1

1 Reflects the remaining three months of fiscal 2004.

Note 12:  Long-Term Debt

Holders of the company’s zero coupon senior exchangeable notes (Intel notes) had the right, prior to January 12, 2004, to exchange their Intel notes for Samsung Electronics Co., Ltd. convertible notes owned by Intel. The Intel notes matured in February 2004.

Note 13:  Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net income	$1,906	$1,657	$5,393	$3,468
Change in net unrealized holding gain (loss) on available-for-sale investments	(72)	31	(43)	42
Change in net unrealized holding gain on derivatives	1	15	6	26

Total comprehensive income	$1,835	$1,703	$5,356	$3,536

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	Sept. 25, 2004	Dec. 27, 2003
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$(8)	$35
Accumulated net unrealized holding gain on derivatives	68	62
Accumulated minimum pension liability	(1)	(1)

Total accumulated other comprehensive income	$59	$96

Note 14:  Provision for Taxes

During the third quarter of 2004, in connection with preparing and filing its 2003 federal tax return and preparing its state tax returns, the company reduced its third-quarter tax provision by $195 million. The reduction in the third-quarter tax provision was primarily driven by tax benefits for export sales and state tax benefits for divestitures that exceeded the amounts originally estimated in connection with the 2003 provision. During the second quarter of 2004, the company reversed previously accrued taxes related primarily to the closing of a state income tax audit that reduced the tax provision by $62 million.

Subsequent to September 25, 2004, the American Jobs Creation Act of 2004 (the Jobs Act) was signed into law. The company is currently reviewing the provisions of the Jobs Act and has not yet determined the impact to the company’s financial statements.

Note 15:  Contingencies

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

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

In March 2004, Intel and Intergraph entered into a second settlement agreement, pursuant to which they agreed to settle the Texas lawsuit, and Intergraph agreed to dismiss Intergraph’s separate pending litigation against Dell Inc. The Texas case and Intergraph’s claims against Dell in the Eastern District case were dismissed with prejudice. Pursuant to the 2004 settlement agreement, Intel will pay Intergraph a total of $225 million, with $125 million paid in April 2004 and $25 million paid in each of the following four quarters. Also pursuant to the 2004 settlement agreement, Intergraph granted Dell a license under patents filed prior to April 4, 2012 to sell Dell products, including Dell computer systems that contain Intel microprocessors. The 2004 settlement agreement further provided that Intergraph is entitled to retain the $150 million previously paid by Intel pursuant to the 2002 settlement agreement, but that no additional $100 million payment would be required under the 2002 settlement agreement. The 2004 settlement agreement also includes additional license rights in favor of Intel and Intel’s customers and a covenant by Intergraph not to sue any Intel customer for products that include Intel microprocessors, Intel chipsets and Intel motherboards in combination. As a result of the 2004 settlement agreement, Intel recorded a $162 million charge to cost of sales in the first quarter of 2004. The remaining balance of $63 million represented the value of intellectual property assets acquired as part of the settlement. This balance will be amortized over the assets’ remaining useful lives.

In March 2004, MicroUnity filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claims that Intel® Pentium®, Xeon™, and Celeron® microprocessors infringe seven MicroUnity patents, and that certain Intel chipsets infringe one MicroUnity patent. MicroUnity also alleges that Dell products that contain these Intel products infringe the same patents. At Dell’s request, Intel agreed to indemnify Dell with respect to MicroUnity’s claims against Dell, subject to the terms of a prior agreement between Intel and Dell. MicroUnity seeks an injunction, unspecified damages, and attorneys’ fees against both Intel and Dell. Intel disputes MicroUnity’s claims and intends to defend the lawsuit vigorously.

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett-Packard Company, HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium 4® microprocessors are less powerful and slower than systems containing Intel® Pentium® III microprocessors and a competitor’s microprocessors. In December 2003, the plaintiffs filed a motion for nationwide class certification of their claims against Intel Corporation. In April 2004, the plaintiffs filed a third amended complaint modifying their proposed classes to seek certification of a nationwide class of certain end use purchasers of specific first generation versions of Pentium 4 microprocessors known internally as “Willamette” and computers containing such microprocessors. In July 2004, the Court certified an Illinois-only class of certain end use purchasers of Willamette Pentium 4 microprocessors or computers containing such microprocessors. The plaintiffs’ motion for reconsideration of this ruling is pending before the Court. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 16:  Operating Segment Information

Beginning in 2004, the company combined its communications-related businesses into a single organization, the Intel Communications Group (ICG). Previously, these communications businesses were in two separate product line operating segments: the former Intel Communications Group and the Wireless Communications and Computing Group. The company now consists of two reportable product-line operating segments: the Intel Architecture business, which is composed of the Desktop Platforms Group, the Mobile Platforms Group and the Enterprise Platforms Group; and ICG. All prior period amounts have been restated to reflect the new presentation as well as certain minor reorganizations effected through the third quarter of 2004.

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

The Intel Architecture operating segment’s products include microprocessors and related chipsets and motherboards. ICG’s products include flash memory; wired and wireless connectivity products; communications infrastructure components such as network and embedded processors and optical components; microcontrollers; application and cellular processors used in cellular handsets and handheld computing devices; and cellular baseband chipsets.

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

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Intel Architecture Business
Net revenue	$7,138	$6,859	$20,937	$18,481
Operating income	$2,790	$2,899	$8,586	$6,633

Intel Communications Group
Net revenue	$1,327	$973	$3,663	$2,893
Operating loss	$(251)	$(208)	$(596)	$(681)

All Other
Net revenue	$6	$1	$11	$26
Operating loss	$(166)	$(387)	$(760)	$(981)

Total
Net revenue	$8,471	$7,833	$24,611	$21,400
Operating income	$2,373	$2,304	$7,230	$4,971

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of Intel’s overall strategy and the strategies of our major business units to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This strategy discussion is followed by a discussion of the “Critical Accounting Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our “Results of Operations,” beginning with an “Overview”, followed by an analysis of changes in our balance sheet and cash flows in the section entitled “Financial Condition.” Finally, we conclude this MD&A with our “Business Outlook” section, discussing our outlook for 2004 and the fourth quarter of 2004.

The various sections of this MD&A contain a number of forward-looking statements, all of which are based on current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of November 1, 2004.

Strategy

Our goal is to be the preeminent building block supplier to the worldwide Internet economy. Our primary focus is on developing advanced integrated silicon technology solutions, which we believe will provide the performance necessary to help accelerate the convergence of computing and communications capabilities with digital content. We believe that convergence is occurring primarily in three areas: the digital home, the digital enterprise and with mobile Internet users. We also provide key components for the networking and communications infrastructure used to connect technology users.

We believe that users of computing and communications devices want improved performance, which includes faster processing performance and/or improved capabilities such as multithreaded or multitasking capability, seamless connectivity, improved security, reliability, ease of use and interoperability among devices. It is our goal to incorporate features addressing these capabilities in our various products to meet user demands.

The company consists of two reportable product-line operating segments: the Intel Architecture business and the Intel Communications Group (ICG). Both of our operating segments use their core competencies in the design and manufacture of integrated circuits, as well as key silicon and platform capabilities, to provide building blocks for technology solutions. The Intel Architecture business provides advanced technologies to support the desktop, mobile and enterprise computing market segments. ICG focuses on wired and wireless connectivity products, component-level products and platform solutions for the wireless handheld communications and computing market segments, and key components for networking and communications infrastructure devices. In 2004, the company combined its communications-related businesses into a single organization, ICG. Previously, these communications businesses were in two separate product line operating segments: the former Intel Communications Group and the Wireless Communications and Computing Group (WCCG).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. The Intel Capital program generally focuses on investing in companies and initiatives to stimulate growth in the Internet economy and its infrastructure, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. We invest in companies that develop software, hardware and other technologies or provide services supporting technologies. Our current investment focus areas include: enabling mobile and Internet client devices, helping to create the digital home, advancing high-performance communications infrastructure and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products that offer improved performance at lower prices. As part of our overall strategy to compete in each relevant market segment, we use our core competencies and financial resources, as well as our global presence, brand recognition and the Intel Capital program. Worldwide, our competitors range in size from large established multinational companies with multiple product lines, to smaller companies and new entrants to the marketplace that compete in specialized market segments. With the trend toward convergence in computing and communications products, product offerings will likely cross over multiple categories, offering us new opportunities, but also resulting in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. In market segments where our competitors have established products and brand recognition, it may be inherently difficult for us to compete against them. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products and to be competitive within each relevant market segment.

We plan to continue to cultivate new businesses and work with the computing, communications and consumer electronics industries through standards bodies, trade associations, original equipment manufacturers (OEMs), original design manufacturers (ODMs), and independent software and operating system vendors, to align the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to create the infrastructure for wireless connectivity. We are also providing development tools and support to help software developers create software applications and operating systems that take advantage of our microprocessors, chipsets and other next-generation semiconductor devices with improved performance, including advanced technology capabilities integrated at the silicon level.

Intel Architecture Business

The Intel Architecture business develops platform solutions based on our microprocessors, chipsets and board-level products, which are optimized for use in the desktop, mobile and server computing market segments. As devices continue to be developed that take advantage of converged computing and communications capabilities and digital content, our goal is to continue to deliver processors with improved performance. Hyper-Threading Technology (HT Technology), which can enable an improved multitasking user environment, and Intel® Centrino™ mobile technology, which can enhance the mobile computing experience, are examples of the features we offer in our products that can improve performance. In addition, we believe that system security and reliability features at the hardware level will facilitate an enhanced computing experience for end users and we are working to provide these capabilities in future products.

To deliver processors with the next level of performance, we are working to increase the amount of built-in data-storage capacity on the chip, known as cache memory. Higher amounts of cache memory allow for faster performance at equivalent processor speeds by allowing faster data retrieval for applications that can effectively use additional cache memory. We also announced plans to manufacture dual-core processors in the future. These products will incorporate two processor cores on a single chip and are expected to complement our effort to enable more capabilities, performance, and flexibility for end users beyond processor speed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the desktop market segment, our strategy is to introduce microprocessors and chipsets with improved performance, tailored to the needs of different market segments using a tiered branding approach. For the mobile market segment, our strategy is to deliver products optimized for some or all of the four mobility vectors: performance, battery life, form factor (the physical size and shape of a device) and wireless connectivity. Our strategy for the enterprise market segment is to provide processors and chipsets with improved performance, which includes advanced technology features, as well as competitive price for performance for entry-level to high-end servers and workstations.

For the desktop performance market segment, we offer the Intel® Pentium® 4 processor to meet the computing needs of users both at home and at work. These processors are optimized to deliver performance across a broad range of business and consumer applications. We also offer the Pentium® 4 processor with HT Technology. When used in a computer system with the other features required to take advantage of this technology, HT Technology allows a multithreaded software program to run as though it uses two processors, even though it uses only one processor. Our current versions of the Pentium 4 processor with HT Technology support the 800-MHz system bus, which allows for faster data transfer into and out of the processor than previous system buses. For the desktop value market segment, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of value-conscious PC users.

In 2004, we introduced the Intel® 915 G/P and 925X Express Chipsets. These chipsets support the new DDR2 memory capability and PCI Express bus architecture, as well as improved graphics and audio capabilities, and incorporate Intel® Matrix Storage Technology, which enhances data protection capabilities for end users through integrated support for redundant hard drives.

For the mobile market segment, we offer processors optimized for performance mobility and portability users, with form factors from sub-notebook and tablet PCs to thin-and-light as well as full-size notebook PCs. For performance mobility users, we offer Intel Centrino mobile technology, designed and optimized specifically for the four key vectors of mobility. Intel Centrino mobile technology consists of an Intel® Pentium® M processor and the Intel® 855 chipset family (both offered by the Intel Architecture business) as well as a wireless connection (from ICG) that is based on the 802.11 industry standard. We currently offer Intel Pentium M processors built on our 90-nanometer manufacturing technology that include 2 megabytes (MB) of Level 2 cache memory. For portable PC users who want systems with near-desktop features, including improved performance, larger screens, full-size keyboards and multiple hard drives—we offer the Mobile Intel® Pentium® 4 processor. In addition, for the mobile value market segment, we offer the Intel® Celeron® M processor and the Mobile Intel® Celeron® processor.

The Intel Architecture business supports the enterprise market segment by offering products that address various levels of data processing and compute-intensive applications. Our Intel® Xeon™ processor family of products supports a range of entry-level to high-end technical and commercial computing applications for the workstation and server market segments. The Intel® Xeon™ processor with HT Technology is designed for two-way servers, also known as dual-processing (DP) servers, and workstations. This product line has been enhanced with Intel® Extended Memory 64 Technology, our 64-bit extension technology. These processors are available for both workstations and DP servers. For servers based on four or more processors, we offer the Intel® Xeon™ processor MP for multiprocessing servers with HT Technology. Our Intel® Itanium® processor family, which is based on 64 bit architecture and includes the Intel® Itanium® 2 processor, generally supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions.

Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. In the past five years, the company’s sales of microprocessors were higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.

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

In support of the build out of the Internet, we offer products designed for wired and wireless connectivity; for the communications infrastructure, including network and embedded processors; and for networked storage. Our strategy for connectivity products is to expand our product portfolio in the local area network (LAN) market segment and to address the metropolitan area network (MAN) and networked storage market segments. Within the LAN and MAN market segments, we are investing in Gigabit Ethernet, 10-Gigabit Ethernet and wireless technologies based on industry standards for wireless 802.11 (WLAN, or WiFi) mobile applications and the emerging standard supporting 802.16 (or WiMAX) for broadband connectivity. We currently offer a variety of wireless connectivity products based on the 802.11 standard for notebook PCs as part of Intel Centrino mobile technology.

In network processing, we deliver products that are basic building blocks for modular communications platforms. These products include advanced, programmable processors used to manage and direct data moving across the Internet and corporate networks. We also offer embedded processors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems. In the networked storage market segment, we are developing products that allow storage resources to be added in either of the two most prevalent types of storage networks: Ethernet or Fibre Channel.

Component-level products for the wireless handheld computing and communications market segments include flash memory products, applications processors and cellular baseband chipsets. Our strategy for our flash memory products is to offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In addition to having offerings that meet the needs of cellular customers, we also offer flash memory products that meet the needs of other market segments, such as the broad market segment. The broad market segment includes flash memory products found in various applications, including set-top boxes, networking products, and other devices such as DVD players and DSL cable modems. In our flash memory product portfolio, we currently offer NOR flash memory products such as Intel StrataFlash® Wireless Memory, which uses two-bit-per-cell technology to provide a single-chip solution for fast code execution with higher storage densities and 1.8-volt operation optimized for advanced mobile phone designs. In application processing, Intel XScale® technology provides the processing capability in data-enabled mobile phones and PDAs. Addressing the trend toward convergence in computing and communications, we offer stacked packaging solutions (stacking an applications processor on top of memory) as well as packaging that stacks several memory chips together.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which impacts goodwill impairments; valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair manufacturing assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies do not require us to make estimates or judgments that are difficult or subjective.

Goodwill.  Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Components are defined as operations for which discrete financial information is available and reviewed by segment management. Our review process uses the income method to estimate the reporting unit’s fair value and is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed market segment growth rates and Intel’s assumed market segment share; estimated costs; and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. The same estimates are also used in the planning for our long-term manufacturing capacity needs as part of our capital budgeting process and for both long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available comparable market data. In determining the carrying value of the reporting unit, we must include an allocation of our manufacturing assets because of the interchangeable nature of our manufacturing capacity. This allocation is based on each reporting unit’s relative percentage utilization of our manufacturing assets. Our most recent review of goodwill, in 2003, resulted in a $611 million non-cash impairment charge related to the then existing WCCG reporting unit. A substantial majority of our remaining recorded goodwill is related to the ICG reporting unit. The estimates we used in our most recent annual review for ICG assume that we will gain market segment share in the future and that the communications business will experience a gradual recovery and return to growth from the current trends. We may incur charges for the impairment of goodwill in the future if the communications and mobile handheld computing sectors do not grow as we expect, if ICG fails to deliver new products, if the products fail to gain expected market acceptance, if we fail to achieve our assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly. Prior to the combination of our communications-related businesses, our consumer electronics business, which was previously part of our former ICG operating segment, was moved to our Intel Architecture business. Based on the estimated fair value of the consumer electronics business relative to the former ICG reporting unit, goodwill of $466 million was transferred to our Intel Architecture business.

Non-Marketable Equity Securities.  Under our Intel Capital program, we typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At September 25, 2004, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $617 million ($665 million at December 27, 2003).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investments in non-marketable securities are inherently risky and a number of these companies are expected to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. In the current equity market environment, the companies’ ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, remains constrained.

We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios and the rate at which the investee is using its cash and (e) additional funding at a lower valuation.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio, primarily impairments of non-marketable equity securities, were approximately $32 million in the third quarter of 2004 and $76 million in the first nine months of 2004 (approximately $92 million in the third quarter of 2003 and $296 million in the first nine months of 2003).

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

Long-Lived Assets.  We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset grouping’s carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes.  We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, and deductions such as the tax benefit for export sales and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of September 25, 2004, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Third Quarter of 2004 Compared to Third Quarter of 2003

Overview

In the third quarter of 2004, we saw an improvement in our business compared to the third quarter of 2003. This improvement is encouraging, and as we look ahead to the fourth quarter, we see further growth in our overall revenue. In addition, we expect to see growth in overall gross margin dollars; however, our results are expected to be negatively impacted by modest pricing pressure, higher unit costs, as we work to reduce our inventory levels, an increase in start-up costs, as we ramp our next generation 65-nanometer process technology, as well as charges for some under-utilized factory capacity. Our goal remains to grow total revenue and gross margin dollars.

We continue to be largely dependent on the success of our microprocessor business. Revenue from sales of microprocessors within our Intel Architecture business represented approximately 70% of our consolidated net revenue in the third quarter of 2004, compared to 71% in the second quarter of 2004, and 74% in the first quarter of 2004. These lower percentages reflect increased sales of products such as flash memory, chipsets, and motherboards, which typically have lower gross margin percentages than microprocessors, and comprised a greater proportion of our revenue mix. Growth in sales and profitability depends on our ability to successfully ramp new products, and to obtain continuing benefits from the productive use of our manufacturing assets for 90-nanometer process technology and 300mm wafers. In the third quarter of 2004, we reached a key technology milestone as the majority of microprocessors for the computing market segment shipped in the quarter were built using our 90-nanometer process technology. However, going into the fourth quarter, inventories are still higher than we would like and we plan to continue to lower these inventory levels by slowing the growth rate of wafer starts, which will increase costs in the near term.

Within ICG, our flash memory group continued to increase revenues in the third quarter of 2004, led by good demand for our higher density cellular products. However, the operating loss within ICG doubled in third quarter from the second quarter. These results make it more challenging for ICG to become profitable in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q3 2004	Q3 2003
Net revenue	100.0%	100.0%
Cost of sales	44.3%	41.8%

Gross margin	55.7%	58.2%
Research and development	14.0%	14.5%
Marketing, general and administrative	13.2%	13.3%
Impairment of goodwill	—	0.9%
Amortization of acquisition-related intangibles and costs	0.5%	0.1%

Operating income	28.0%	29.4%

The following table sets forth information on our geographic regions for the periods indicated:

	Q3 2004		Q3 2003
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Americas	$1,799	21%	$2,168	28%
Asia-Pacific	4,014	48%	3,266	42%
Europe	1,886	22%	1,683	21%
Japan	772	9%	716	9%

Total	$8,471	100%	$7,833	100%

Our net revenue for Q3 2004 was $8.5 billion, an increase of 8% compared to Q3 2003. This growth was primarily due to higher revenue from sales of microprocessors in our Intel Architecture business and higher revenue from sales of flash memory within ICG.

Our Asia-Pacific region’s revenue comprised the largest portion of our total revenue in Q3 2004 and increased 23% compared to Q3 2003, reflecting both growth in local consumption and movement of more of the production for our customers’ PC supply chain to Asia. For the Americas region, revenue declined 17% in Q3 2004 compared to Q3 2003, largely impacted by the continued movement of this supply chain to Asia. For the Europe region, revenue increased 12%, and Japan revenue increased 8% in Q3 2004 compared to Q3 2003. We experienced growth in both mature markets and emerging markets, in Q3 2004 compared to Q3 2003. Increases in sales in mature markets in the Asia-Pacific region and the Europe region more than offset the decline in sales within mature markets in the Americas region. Our business relies on continued sales growth in emerging markets and continued business and consumer investment in technologies that use our products in mature markets.

Our overall gross margin percentage decreased to 55.7% for Q3 2004 from 58.2% in Q3 2003. The decrease in overall gross margin was due to lower gross margin percentages within both the Intel Architecture business and ICG, combined with a shift in the total company revenue mix to the lower-margin ICG products. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the third quarter of 2004 and 2003 were as follows:

(In Millions)	Q3 2004	Q3 2003
Microprocessor revenue	$5,928	$5,719
Chipset, motherboard and other revenue	1,210	1,140

Net revenue	$7,138	$6,859
Operating income	$2,790	$2,899

Net revenue for the Intel Architecture operating segment increased $279 million, or 4%, in Q3 2004 compared to Q3 2003. Revenue from sales of microprocessors increased 4%, while revenue from sales of chipsets, motherboards and other increased 6%. The increase in revenue was primarily due to higher average selling prices of microprocessors, related to a shift in product mix. Microprocessor revenue for Q3 2003 included sales of microprocessors for the Microsoft* Xbox*, which had significantly lower average selling prices than microprocessors sold into the computing market segment.

Operating income decreased $109 million, or 4%, in Q3 2004 compared to Q3 2003. The decrease was primarily due to higher operating expenses as well as higher inventory write downs, partially offset by higher revenue from sales of microprocessors (see “Operating Expenses” below for further discussion on operating expense fluctuations).

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the third quarter of 2004 and 2003 were as follows:

(In Millions)	Q3 2004	Q3 2003
Net revenue	$1,327	$973
Operating loss	$(251)	$(208)

Net revenue increased by $354 million, or 36%, in Q3 2004 compared to Q3 2003. This increase was primarily due to a significant increase in unit sales of flash memory products, with flash memory revenue increasing to $638 million in Q3 2004 from $389 million in Q3 2003. The revenue increase for ICG was also due to higher sales of embedded processing components, and to a lesser extent, wireless connectivity products, including the wireless components for our Intel Centrino mobile technology, as well as communications infrastructure components.

The operating loss increased to $251 million in Q3 2004, from a loss of $208 million in Q3 2003. The increase in operating loss was primarily due to the negative impact of revaluing inventory balances at the end of the quarter to lower current replacement costs, as well as increased sales of higher density flash memory products, which have higher unit costs. In addition, higher operating expenses caused an increase in the operating loss. These increases in operating loss were partially offset by higher revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Operating expenses for the third quarter of 2004 and 2003 were as follows:

(In Millions)	Q3 2004	Q3 2003
Research and development	$1,183	$1,135
Marketing, general and administrative	$1,123	$1,046
Amortization of acquisition-related intangibles and costs	$40	$68
Purchased in-process research and development	$—	$5

Research and development spending increased $48 million, or 4%, compared to Q3 2003. This increase was primarily due to higher expenses related to development for manufacturing process technologies, including the 65-nanometer process on 300-millimeter wafers, and higher expenses for product development programs in the Intel Architecture business. Marketing, general and administrative expenses were up $77 million, or 7%, compared to Q3 2003, primarily due to higher marketing expenses from additional marketing programs and increased advertising expenses. In addition, we had higher cooperative advertising expenses, as a result of higher revenue in our Intel Architecture business and because our customers used a higher percentage of their available Intel Inside® program funds. The higher research and development expenses and marketing, general and administrative expenses were partially offset by certain lower employee benefit related expenses. Research and development along with marketing, general and administrative expenses were 27% of net revenue in Q3 2004 and 28% of net revenue in Q3 2003.

Amortization of acquisition-related intangibles and costs was $40 million in Q3 2004 compared to $68 million in Q3 2003, as a portion of the intangibles related to prior acquisitions became fully amortized.

Gains (Losses) on Equity Securities, Interest and Other, and Taxes

Gains (losses) on equity securities, net, interest and other, net and taxes for the third quarter of 2004 and 2003 were as follows:

(In Millions)	Q3 2004	Q3 2003
Gains (losses) on equity securities, net	$(10)	$(63)
Interest and other, net	$63	$34
Provision for taxes	$520	$618

Gains (losses) on equity securities and certain equity derivatives for Q3 2004 was a net loss of $10 million compared to a net loss of $63 million for Q3 2003. The lower net loss in Q3 2004 was primarily due to lower impairment charges on investments, particularly of non-marketable equity securities (approximately $32 million in Q3 2004 and $92 million in Q3 2003). The lower net loss in Q3 2004 was also a result of higher gains on equity transactions partially offset by lower mark to market gains on certain equity derivatives.

Interest and other, net increased to $63 million in Q3 2004 compared to $34 million in Q3 2003, primarily due to higher interest income due to higher average investment balances combined with higher average interest rates.

Our effective income tax rate was 21.4% for Q3 2004, compared to 27.2% for Q3 2003. In connection with preparing and filing our 2003 federal tax return and preparing state tax returns, we reduced our tax provision for Q3 2004 by $195 million, reflecting additional benefits for export sales along with state tax benefits for divestitures in addition to the amounts originally estimated in connection with the 2003 provision. The rate for Q3 2003 included a reduction to the tax provision of $125 million related to a divestiture. Finally, the Q3 2004 tax rate reflected a change in our estimate as a result of a greater proportion of our profits being generated in lower tax jurisdictions compared to Q3 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Nine Months of 2004 Compared to First Nine Months of 2003

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2004	YTD 2003
Net revenue	100.0%	100.0%
Cost of sales	41.6%	46.1%

Gross margin	58.4%	53.9%
Research and development	14.5%	14.9%
Marketing, general and administrative	13.9%	14.7%
Impairment of goodwill	—	—
Amortization of acquisition-related intangibles and costs	0.6%	1.1%
Purchased in-process research and development	—	—

Operating income	29.4%	23.2%

The following table sets forth information on our geographic regions for the periods indicated:

	YTD 2004		YTD 2003
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Americas	$5,918	24%	$6,047	28%
Asia-Pacific	10,959	45%	8,686	41%
Europe	5,478	22%	4,742	22%
Japan	2,256	9%	1,925	9%

Total	$24,611	100%	$21,400	100%

Our net revenue in the first nine months of 2004 was $24.6 billion, an increase of $3.2 billion, or 15% compared to the first nine months of 2003. This increase was primarily due to higher net revenue from sales of microprocessors in our Intel Architecture business, accompanied by higher net revenue for ICG.

Our Asia-Pacific region’s revenue comprised the largest portion of our total revenue during the first nine months of 2004, and increased 26%, reflecting both growth in local consumption and movement of more of the production for our customers’ PC supply chain to Asia. This movement in the supply chain negatively affected the Americas region, resulting in a decrease in revenue of 2% for the first nine months of 2004 compared to the first nine months of 2003. Japan revenue increased 17%, and Europe region revenue increased 16%, for the first nine months of 2004 compared to the first nine months of 2003. We experienced growth in both mature markets and emerging markets, led by growth in China, in the first nine months of 2004 compared to the first nine months of 2003.

Our overall gross margin percentage increased to 58.4% for the first nine months of 2004 from 53.9% in the first nine months of 2003. The gross margin percentage for the Intel Architecture business was higher and the gross margin percentage in our communications business was lower. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the first nine months of 2004 and 2003 were as follows:

(In Millions)	YTD 2004	YTD 2003
Microprocessor revenue	$17,659	$15,423
Chipset, motherboard and other revenue	3,278	3,058

Net revenue	$20,937	$18,481
Operating income	$8,586	$6,633

Net revenue for the Intel Architecture operating segment increased by $2.5 billion, or 13%, in the first nine months of 2004 compared to the first nine months of 2003, primarily due to higher unit sales for microprocessors.

Operating income increased to $8.6 billion in the first nine months of 2004 compared to $6.6 billion in the first nine months of 2003. The increase was primarily due to the impact of higher revenue and lower unit costs for microprocessors, as well as approximately $235 million of lower manufacturing startup costs in the first nine months of 2004, primarily related to the ramp of 90-nanometer technology on 300-millimeter wafer manufacturing in 2003. These increases in operating income were partially offset by higher operating expenses and a $162 million charge in Q1 2004 relating to a settlement agreement with Intergraph Corporation.

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the first nine months of 2004 and 2003 were as follows:

(In Millions)	YTD 2004	YTD 2003
Net revenue	$3,663	$2,893
Operating loss	$(596)	$(681)

Net revenue increased by $770 million, or 27%, in the first nine months of 2004 compared to the first nine months of 2003, primarily due to higher revenue from sales of flash memory products, embedded processing components and wireless connectivity products. Revenue from flash memory products increased to $1.6 billion in the first nine months of 2004 from $1.2 billion in the first nine months of 2003.

The operating loss decreased to $596 million in the first nine months of 2004 from a loss of $681 million in the first nine months of 2003. Higher revenue, as well as approximately $140 million from lower inventory write-offs for flash memory products due to improved demand, and sales of flash memory product inventory that had been previously written down, contributed to the lower operating loss. These improvements were partially offset by higher unit costs for flash memory products as we sold higher density products, as well as the negative impact of revaluing ending inventory to lower current replacement costs. In addition, the impact of higher inventory write-offs, primarily for certain applications and cellular processors, partially offset the decrease in operating loss.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Operating expenses for the first nine months of 2004 and 2003 were as follows:

(In Millions)	YTD 2004	YTD 2003
Research and development	$3,564	$3,183
Marketing, general and administrative	$3,434	$3,137
Impairment of goodwill	$—	$6
Amortization of acquisition-related intangibles and costs	$141	$236
Purchased in-process research and development	$—	$5

Research and development spending increased $381 million, or 12%, in the first nine months of 2004 compared to the first nine months of 2003. This increase was primarily due to higher expenses related to development for manufacturing process technologies, including the 65-nanometer process on 300-millimeter wafers, and higher expenses for product development programs in the Intel Architecture business, as well as higher profit-dependent compensation expenses. Marketing, general and administrative expenses increased $297 million, or 9%, in the first nine months of 2004 compared to the first nine months of 2003, primarily due to higher cooperative advertising expenses, as a result of higher revenue in our Intel Architecture business and because our customers used a higher percentage of their available Intel Inside® program funds, and increased profit-dependent compensation expenses. In addition, the increase was due to higher marketing expenses from additional marketing programs and increased advertising expenses. Research and development along with marketing, general and administrative expenses were 28% of net revenue in the first nine months of 2004 and 30% of net revenue in the first nine months of 2003.

Amortization of acquisition-related intangibles and costs was $141 million in the first nine months of 2004 compared to $236 million in the first nine months of 2003, as a portion of the intangibles related to prior acquisitions became fully amortized.

Gains (Losses) on Equity Securities, Interest and Other, and Taxes

Gains (losses) on equity securities, net, interest and other, net and taxes for the first nine months of 2004 and 2003 were as follows:

(In Millions)	YTD 2004	YTD 2003
Gains (losses) on equity securities, net	$1	$(248)
Interest and other, net	$159	$139
Provision for taxes	$1,997	$1,394

Gains (losses) on equity securities and certain equity derivatives for the first nine months of 2004 was a net gain of $1 million compared to a net loss of $248 million for the first nine months of 2003. The improvement was primarily driven by lower impairment charges on investments, particularly on non-marketable equity securities (approximately $76 million for the first nine months of 2004 and $296 million for the first nine months of 2003). The net loss for the first nine months of 2003 also included mark to market losses on certain equity securities and equity derivatives offset by gains on equity transactions in 2003.

Interest and other, net increased to $159 million for the first nine months of 2004 compared to $139 million for the first nine months of 2003, primarily due to higher interest income as a result of higher average investment balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our effective income tax rate was 27.0% for the first nine months of 2004, compared to 28.7% for the first nine months of 2003. The rate for the first nine months of 2004 included a $195 million reduction to the tax provision, primarily from additional benefits for export sales along with state tax benefits for divestitures, as well as the reversal of previously accrued taxes of $62 million, primarily related to the closing of a state income tax audit. The rate for the first nine months of 2003 included a $138 million reduction to the tax provision related to divestitures. Finally, compared to 2003, the rate for the first nine months of 2004 reflected a greater proportion of our profits being generated in lower tax jurisdictions.

Financial Condition

Our financial condition remains strong. At September 25, 2004, cash, short-term investments and fixed income instruments included in trading assets totaled $15.8 billion ($15.9 billion at December 27, 2003). Total short-term and long-term debt was $1.1 billion at September 25, 2004 ($1.2 billion at December 27, 2003) and represented 3% of stockholders’ equity both at September 25, 2004 and December 27, 2003.

For the first nine months of 2004, cash provided by operating activities was $9.0 billion ($7.5 billion for the first nine months of 2003). Cash was provided by net income adjusted for non-cash related items. Uses of cash for net working capital included increases in inventories and accounts receivable and decreases in accrued compensation and benefits, partially offset by increases in income taxes payable and accounts payable. Net inventory was higher by 26% at the end of the third quarter of 2004 compared to December 2003 as we continued to ramp new products for sale in the remainder of 2004 and into 2005. Approximately half of the increase was for microprocessors and the other half was split between flash memory and chipsets. During the last quarter of the year, we expect to continue our effort to lower the inventory levels of microprocessors by slowing the growth rate of wafer starts from the rate we had originally planned for these products. Accounts receivable increased over December 2003 levels, primarily due to a higher proportion of sales occurring toward the end of the current quarter. The days sales outstanding decreased from 36 days in December 2003 to 35 days at the end of the current quarter. Our three largest customers accounted for approximately 42% of net revenue for the first nine months of 2004, with one of these customers accounting for approximately 18% of net revenue and another customer accounting for approximately 16% of net revenue. For the first nine months of 2003, our three largest customers accounted for approximately 41% of net revenue. Additionally, those three largest customers accounted for approximately 38% of net accounts receivable at September 25, 2004 (43% at December 27, 2003). Accrued compensation and benefits decreased during the first nine months of 2004 as we paid year-end and semi-annual bonuses and made the annual cash contribution to our profit sharing plan. The increase in the accrual for income taxes payable is due to the timing of payments and refunds. Accounts payable increased at the end of the third quarter of 2004 compared to December 2003 primarily due to the timing of capital expenditures.

We used $5.0 billion in net cash for investing activities during the first nine months of 2004, compared to $3.6 billion during the first nine months of 2003. Improved corporate credit profiles facilitated a slight shift in our portfolio of investments in debt securities to longer term maturities. Capital expenditures were $2.8 billion in the first nine months of 2004, compared to $2.9 billion in the first nine months of 2003. We continued to invest in capital equipment and construction, primarily for additional microprocessor manufacturing capacity.

We used $5.5 billion in net cash for financing activities in the first nine months of 2004, compared to $1.9 billion in the first nine months of 2003. The major financing use of cash was for the repurchase of shares as we repurchased 211.5 million shares of common stock for $5.5 billion compared to 114.4 million shares for $2.0 billion in the same period in 2003. As of September 25, 2004, approximately 203 million shares remained available for repurchase under the existing repurchase authorization.

Additional financing uses of cash in the first nine months of 2004 included payments of dividends. In January 2004, our Board of Directors approved an increase in the quarterly cash dividend from $0.02 per share to $0.04 per share, effective for the first-quarter 2004 dividend. Therefore, our dividend payments were $770 million in the first nine months of 2004, higher than the $393 million paid in the same period of the prior year. Financing sources of cash during the first nine months of 2004 were primarily $793 million in proceeds from the sale of shares pursuant to employee stock plans ($712 million during the first nine months of 2003).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during the first nine months of 2004 were approximately $550 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to offer an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee Equity Incentive Plans

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Substantially all of our employees participate in our equity incentive program. In May 2004, stockholder approval was obtained for the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, 240 million shares of common stock were made available for issuance during the two year period ending June 30, 2006. Under the 2004 Plan, options to purchase shares may be granted to all employees and non-employee directors. We may also use other equity incentive award types, such as restricted stock, stock units and stock appreciation rights. The 2004 Plan also allows for performance-based vesting for equity incentive awards. The Intel Corporation 1984 Stock Option Plan expired in May 2004, and the Intel Corporation 1997 Stock Option Plan was terminated upon stockholder approval of the 2004 Plan. Shares previously authorized for issuance under these plans are no longer available for future grants.

Options granted by the company under the 2004 Plan will generally expire seven years from the grant date. Options granted under our previous stock option plans generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest over a four year period from the date of grant. Certain grants to key employees expire ten years from the date of grant and have delayed vesting generally beginning five or six years from the date of grant.

We have a goal to keep the potential incremental dilution related to our equity incentive programs to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options forfeited by employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.

Options granted to employees, including officers, and non-employee directors from 2000 through the first nine months of 2004 are summarized as follows:

(Shares in Millions)	YTD 2004	2003	2002	2001	2000
Total options granted[1]	99	110	174	238	163
Less options forfeited[1]	(24)	(40)	(44)	(47)	(31)
Net options granted	75	70	130	191	132
Net grants as % of outstanding shares[2]	1.2%	1.1%	1.9%	2.8%	2.0%
Grants to listed officers[3] as % of total options granted	1.1%	2.4%	1.7%	0.8%	0.4%
Grants to listed officers[3] as % of outstanding shares[2]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers[3] as % of total options outstanding	2.1%	2.1%	2.1%	2.0%	2.4%

1Excluding options assumed in connection with acquisitions.

2Outstanding shares as of the beginning of each period.

3“Listed officers” for 2004 are those listed in our proxy statement dated March 31, 2004, defined as our Chief Executive Officer and each of the four other most highly compensated executive officers.

In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. For the first nine months of 2004, options granted to listed officers amounted to 1.1% of the grants made to all employees. All stock option grants are made after a review by, and with the approval of, the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For additional information regarding equity incentive plans and plan activity for the first nine months of 2004 and for 2003, see “Note 3: Employee Equity Incentive Plans” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report. Information regarding our equity incentive plans should be read in connection with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2004 Proxy Statement.

In-the-money and out-of-the-money1 option information for total options outstanding as of September 25, 2004 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	188.8	$14.36	82.2	$18.01	271.0	$15.46
Out-of-the-money	180.7	$33.02	433.5	$30.14	614.2	$30.99

Total options outstanding	369.5	$23.48	515.7	$28.21	885.2	$26.24

1 Out-of-the-money options have an exercise price equal to or above $20.13, the closing price of Intel stock on September 24, 2004 as reported on The NASDAQ Stock Market*.

Options granted to listed officers as a group for the first nine months of 2004 were as follows:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Option exercises for the first nine months of 2004 and option values for listed officers as a group as of September 25, 2004 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at September 25, 2004		Values of Unexercised In-the-Money Options at September 25, 2004[1]
		Exercisable	Unexercisable	Exercisable	Unexercisable
576,000	$16,024,000	9,489,900	9,168,300	$57,008,400	$8,288,600

[1] These amounts represent the difference between the exercise price and $20.13, the closing price of Intel stock on September 24, 2004 as reported on The NASDAQ Stock Market*, for all in-the-money options held by the listed officers.

Information as of September 25, 2004 regarding equity incentive plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options	(B) Weighted-Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column A)
Equity incentive plans approved by stockholders	146.6	$18.12	303.1[1]
Equity incentive plans not approved by stockholders	731.7	$27.96	—

Total	878.3[2]	$26.31	303.1

[1] Includes 67.5 million shares available under our 1976 Employee Stock Participation Plan.
[2] Total excludes 6.9 million shares issuable under outstanding options, with a weighted average exercise price of $16.30, originally granted under plans we assumed in connection with acquisitions

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Outlook

For the fourth quarter of 2004, we expect revenue to be between $8.6 billion and $9.2 billion, compared to third quarter revenue of $8.5 billion. The midpoint of this range would be a sequential increase of approximately 5%, which is at the lower end of seasonal patterns typical for the fourth quarter. This forecast is tempered by the assumption that our customers will continue to reduce inventory levels in the fourth quarter. It also anticipates modest pricing pressure in microprocessors. ICG revenue is largely dependent on our continuing to secure design wins for our customers’ new and existing products, on supplying the products for these design wins and on OEMs taking the product designs to production. Demand for our flash memory products is uncertain in the highly competitive cellular handset market segment. Revenue growth for our flash memory products is largely dependent on customer demand for higher density flash memory and continued end user adoption of new leading-edge cellular handsets.

Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture operating segment. Revenue is partly a function of the mix of microprocessor types and performance capabilities sold, as well as the mix of related chipsets and motherboards, all of which are difficult to forecast. Because of the wide price differences among desktop, mobile and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Microprocessor revenue is also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also affected by our sales of other semiconductor and non-semiconductor products and is subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the fourth quarter of 2004 to be approximately 56%, plus or minus a couple of points, approximately flat compared to the third quarter. This margin percentage would be lower than would be typical with the projected revenue growth. By slowing the rate of growth of wafer starts to reduce inventories, we will also increase unit costs in the near term. At the same time, the modest pricing pressure will probably lower product margin. We also anticipate charges for under-utilization of 200 millimeter factory capacity and start-up costs for 65-nanometer manufacturing process technology. Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices, as well as the mix of types and performance levels of processors sold, and the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at our factories, timing and execution of the manufacturing ramp, excess of manufacturing capacity, the reusability of factory equipment, impairment of manufacturing or assembly and test assets, excess inventory, inventory obsolescence and variations in inventory valuation.

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

We expect depreciation expense to be between $1.1 billion and $1.2 billion for the fourth quarter of 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Spending on research and development, plus marketing, general and administrative expenses in the fourth quarter of 2004 is expected to be between $2.4 billion and $2.5 billion, slightly higher than the third quarter. Expenses, particularly certain marketing and compensation-related expenses, may vary from this expectation, depending in part on the level of revenue and profits.

Research and development spending is expected to be approximately $4.7 billion in 2004, slightly below the previous expectation of $4.8 billion.

Based on acquisitions completed through November 1, 2004, we expect amortization of acquisition-related intangibles and costs to be approximately $40 million in the fourth quarter of 2004.

We expect the net gains from equity securities and interest and other for the fourth quarter of 2004 to be approximately $65 million. Our expectations for gains (losses) from equity securities include impairment charges on private equity investments and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other could vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances, and changes in the fair value of derivative instruments.

At September 25, 2004, we held non-marketable equity securities with a carrying value of $617 million. A number of these companies are expected to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

Our non-marketable equity securities are part of the Intel Capital program. The program seeks to invest in companies and businesses that can succeed and have an impact on their market segment. However, these types of investments involve a great deal of risk, and there can be no assurance that any specific company, whether at an early or mature stage, or somewhere in between, will grow or will be successful, and consequently, we could lose all or part of our investment. When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. However, our investments in non-marketable equity securities are not liquid, and there can be no assurance that we will be able to dispose of these investments on favorable terms or at all.

We currently expect our effective tax rate for the fourth quarter of 2004 to be approximately 30.5%. The estimated effective tax rate is based on tax law in effect at September 25, 2004 and current expected income, and assumes the company continues to receive the tax benefit for export sales (see “Note 14: Provision for Taxes” and “Note 15: Contingencies” in Notes to Consolidated Condensed Financial Statements). The tax rate for the fourth quarter of 2004 does not include any potential effect of the American Jobs Creation Act of 2004 (the Jobs Act) as we are currently reviewing the provisions of the Jobs Act. The tax rate may also be affected by the closing of acquisitions or divestitures, the jurisdictions in which profits are determined to be earned and taxed, the resolution of issues arising from tax audits with various tax authorities, the finalization of various tax returns and the ability to realize deferred tax assets.

As of September 25, 2004, we have approximately $3.7 billion of goodwill remaining on our balance sheet, of which $3.2 billion is related to the ICG operating segment and $533 million is related to the Intel Architecture operating segment. Particularly for ICG, we may incur charges for the impairment of goodwill in the future if the communications and mobile handheld computing sectors do not grow as we expect, if ICG fails to deliver new products, if the products fail to gain expected market acceptance, if we fail to achieve our assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We are currently a party to various legal proceedings and claims, including legal proceedings and claims related to taxes and to allegations of patent infringement. Management does not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, invalidation of a patent or group of patents, additional taxes owed or, in cases where injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

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

We operate globally, with sales offices and research and development as well as manufacturing and assembly and test facilities in many countries, and, as a result, we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. If terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U. S., Israel or other locations, such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for Intel’s products. The impacts of major health concerns or possible infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunication providers, on Intel, its suppliers, customers or other third parties could also adversely affect our business and impact customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate and pending tax and legal proceedings. In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Intel operates in intensely competitive industries and our revenue and gross margin could be affected by factors, such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors, pricing pressures, actions taken by our competitors and other competitive factors, as well as market acceptance of our new products in specific market segments, the availability of sufficient inventory to meet demand and the availability of externally purchased components or materials. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Our results could also be affected by adverse effects associated with product defects and errata (deviations from published specifications) and by litigation or regulatory matters involving intellectual property, stockholder, consumer, antitrust and other issues.

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

We intend to publish a Mid-Quarter Business Update on December 2, 2004. From the close of business on November 24, 2004 until publication of the Update, we will observe a “Quiet Period” during which the Business Outlook and other forward-looking statements published in our earnings press releases on January 14, 2004, April 13, 2004, July 13, 2004 and October 12, 2004 as reiterated or updated, as applicable, in our filings with the SEC on Forms 10-K and 10-Q, should be considered historical, speaking as of prior to the Quiet Period only and not subject to update. During the Quiet Period, our representatives will not comment on the Business Outlook or our financial results or expectations.

A Quiet Period operating in similar fashion with regard to the Business Outlook and our SEC filings will begin at the close of business on December 10, 2004 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for January 11, 2005.

Other Information

Our independent auditor, Ernst & Young LLP (E&Y) has recently notified the SEC, the Public Company Accounting Oversight Board and the Audit Committee of Intel’s Board of Directors that certain non-audit work it previously performed in China, for Intel and other companies, has raised questions regarding E&Y’s independence with respect to its performance of audit services.

With respect to Intel, during fiscal years 2001 and 2002, E&Y’s affiliated firm in China performed tax calculation and return preparation services for a small number of employees of a representative office of Intel in China. E&Y’s China affiliate made payment of the relevant taxes on behalf of Intel, which involved the handling of Intel funds in the amount of approximately $65,000 in 2001 and $42,000 in 2002. The fees paid by Intel to E&Y’s China affiliate for the performance of these services were approximately $1,200 in 2001 and $600 in 2002. These services were discontinued in 2002.

Intel’s Audit Committee has reviewed the facts surrounding these services provided by E&Y, and is monitoring the outcome of the SEC’s consideration of this matter. E&Y has informed the Audit Committee that they do not believe their independence was impaired by the performance of these services. Subject to the SEC completing its consideration of the matter, neither Intel nor its Audit Committee believes that E&Y’s independence was impaired by the performance of these services in light of the de minimis fees paid to E&Y, the ministerial nature of the actions performed by E&Y, and the fact that the revenue, operating profit and total assets of the Intel representative office involved were not material to Intel’s consolidated financial statements and not subject to any audit procedures by E&Y.

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

Included in trading assets is a portfolio of marketable equity securities held to generate returns that generally offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. Due to the offset, these securities have been excluded from the following market price sensitivity analysis.

To the extent that our portfolio of marketable equity investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that we no longer consider strategic, we evaluate market and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk prior to sale. As of September 25, 2004, the fair value of our portfolio of marketable equity investments and equity derivative instruments, including hedging positions, was $475 million. To assess the market price sensitivity of our portfolio of marketable equity investments, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable equity portfolio is substantially concentrated in one company, which will affect the marketable portfolio’s price volatility. We currently have an investment in Micron Technology, Inc. with carrying value of approximately $420 million, or 88% of the total value of the marketable strategic equity portfolio, including equity derivative instruments, at September 25, 2004. The investment in Micron is part of our strategy to support the development and supply of Dynamic Random Access Memory (DRAM) products. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a loss of 55% in the near term.

Assuming a loss of 55% in market prices, and after reflecting the impact of hedges and offsetting positions, our portfolio would decrease in value by approximately $263 million, based on the value of the portfolio as of September 25, 2004 (a decrease in value of $291 million based on the portfolio as of the end of 2003). This estimate is not necessarily indicative of future performance and actual results may differ materially.

Our strategic investments in non-marketable equity securities would also be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or will be successful; consequently, we could lose all or part of our investment. At September 25, 2004, our strategic investments in non-marketable equity securities had a carrying amount of $617 million ($665 million at December 27, 2003).

Included in our non-marketable equity securities is an investment in non-voting stock of Elpida Memory, Inc., a Japanese provider of DRAM, with a carrying amount of $124 million, or 20% of the total value of the non-marketable portfolio at September 25, 2004. This investment is intended to provide Elpida with an opportunity to align its product roadmap, as appropriate, with our roadmap and is part of our investment strategy to support the development and supply of DRAM products. No other investment in our non-marketable portfolio was individually significant as of September 25, 2004.

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

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

MicroUnity, Inc. v. Intel Corporation, et al.

U.S. District Court, Eastern District of Texas

In March 2004, MicroUnity filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claims that Intel® Pentium®, Xeon™, and Celeron® microprocessors infringe seven MicroUnity patents, and that certain Intel chipsets infringe one MicroUnity patent. MicroUnity also alleges that Dell products that contain these Intel products infringe the same patents. At Dell’s request, Intel agreed to indemnify Dell with respect to MicroUnity’s claims against Dell, subject to the terms of a prior agreement between Intel and Dell. MicroUnity seeks an injunction, unspecified damages, and attorneys’ fees against both Intel and Dell. Intel disputes MicroUnity’s claims and intends to defend the lawsuit vigorously.

Barbara Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.

(formerly Deanna Neubauer, et al v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.)

Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett- Packard Company, HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 microprocessors are less powerful and slower than systems containing Intel® Pentium® III microprocessors and a competitor’s microprocessors. In December 2003, the plaintiffs filed a motion for nationwide class certification of their claims against Intel Corporation. In April 2004, the plaintiffs filed a third amended complaint modifying their proposed classes to seek certification of a nationwide class of certain end use purchasers of specific first generation versions of Pentium 4 microprocessors known internally as “Willamette” and computers containing such microprocessors. In July 2004, the Court certified an Illinois-only class of certain end use purchasers of Willamette Pentium 4 microprocessors or computers containing such microprocessors. The plaintiffs’ motion for reconsideration of this ruling is pending before the Court. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period (Shares in Millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
June 27, 2004–July 24, 2004	12.1	$23.09	12.1	296.7
July 25, 2004–August 21, 2004	94.2	$23.58	94.2	202.5
August 22, 2004–September 25, 2004	—	$—	—	202.5

Total	106.3	$23.53	106.3

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

ITEM 6. EXHIBITS

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

INTEL CORPORATION
(Registrant)

Date: November 3, 2004	By:	/s/ ANDY D. BRYANT
Andy D. Bryant
Executive Vice President,
Chief Financial Officer and Principal Accounting Officer