Form 10-K
period 2004-12-25
INTEL CORP
filed 2005-02-22
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2004.

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 25, 2004, based upon the closing price of the common stock as reported by the NASDAQ* National Market on such date, was approximately

$172.9 billion

6,227 million shares of common stock outstanding as of January 28, 2005

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement relating to its 2005 Annual Stockholders’ Meeting, to be filed subsequently—Part III.

INTEL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2004

PART I

ITEM 1.    BUSINESS

Industry

We are the world’s largest semiconductor chip maker, supplying advanced technology solutions for the computing and communications industries. Our goal is to be the preeminent building block supplier to the worldwide digital economy. We offer products at various levels of integration, allowing our customers flexibility to create advanced computing and communications systems and products.

Intel’s products include chips, boards and other semiconductor components that are the building blocks integral to computers, servers, and networking and communications products. Our component-level products consist of integrated circuits used to process information. Our integrated circuits are silicon chips, known as semiconductors, etched with interconnected electronic switches. Developments in semiconductor design and manufacturing continue to make it possible to decrease the size of circuits and transistors etched into silicon, utilizing less space as a result. This decrease in size enables us to put increased numbers of transistors on an equivalent size chip, decrease the size of the chip or offer an increased number of integrated features. These advancements can result in higher performing microprocessors that consume less power and/or products that cost less to manufacture.

We were incorporated in California in 1968 and reincorporated in Delaware in 1989. Our Internet address is www.intel.com. On this web site, we publish voluntary reports, which are updated annually, outlining our performance with respect to corporate responsibility and environmental, health and safety compliance (these voluntary reports are not incorporated by reference into this filing). On our Investor Relations web site, located at www.intc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our Investor Relations web site are available free of charge. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Products

Our products include microprocessors; chipsets; motherboards; flash memory; communications infrastructure components, including network and embedded processors; wired and wireless connectivity products; products for networked storage; application processors; and cellular baseband chipsets.

Our customers include:

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

We believe that users of computing and communications devices want improved performance, which includes faster processor performance and/or improved capabilities such as multithreading or multitasking, lower system power consumption, seamless connectivity, improved security, reliability, ease of use and interoperability among devices. Our goal is to incorporate features addressing these capabilities into our various products to meet user demands. We believe that our customers who build computing and communications systems and devices will benefit if our products incorporating these capabilities are based on a platform solution. We define a platform as a collection of silicon components and software designed to provide a better user solution when used in combination than if used separately.

For 2004, the company consisted of two product-line operating segments, the Intel Architecture business and the Intel Communications Group (ICG). Both of our operating segments use their core competencies in the design and manufacture of integrated circuits, as well as key silicon and platform capabilities, to provide building blocks for technology solutions. The Intel Architecture business provides advanced technologies to support the desktop, mobile and enterprise computing market segments. ICG offers products such as flash memory, as well as platform solutions for the wireless handheld computing and communications market segments. In addition, ICG offers wired and wireless connectivity products and key networking and communications infrastructure components. In 2004, we combined our communications-related businesses into a single organization, ICG. Previously, these communications businesses were in two separate product-line operating segments: the former Intel Communications Group and the Wireless Communications and Computing Group.

In January 2005, we announced a planned reorganization of our business groups to bring all major product groups in line with the company’s strategy to drive development of complete technology platforms. These new business units include the Mobility Group, the Digital Enterprise Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. We expect this reorganization to become effective in 2005. Because the reporting period for this Form 10-K is as of December 25, 2004, the business groups discussed below and the results of operations for our operating segments in this filing are presented under the organizational structure that existed as of December 25, 2004.

Intel Architecture Business

The Intel Architecture business develops platform solutions based on our microprocessors, chipsets and motherboard products, which we optimize for use in the desktop, mobile or server computing market segments. The end-user products into which our products are ultimately integrated are determined by our customers based on how they choose to meet specific user requirements.

Net revenue for the Intel Architecture operating segment made up approximately 85% of our consolidated net revenue in 2004. Revenue from sales of microprocessors within the Intel Architecture operating segment represented approximately 72% of consolidated net revenue in 2004. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. For the past five years, the company’s sales of microprocessors were higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.

A microprocessor is the central processing unit (CPU) of a computer system. It processes system data and controls other devices in the system, acting as the “brains” of the computer. One indicator of microprocessor performance is its clock speed, the rate at which its internal logic operates, which is measured in units of hertz, or cycles processed per second. One megahertz (MHz) equals one million cycles processed per second, and one gigahertz (GHz) equals one billion cycles processed per second. As computers continue to support increased usage models, other factors are becoming increasingly important to overall system performance. Examples include the amount of memory storage, the speed of memory access, the microarchitecture design of the CPU and the speed of communication between the CPU and the chipset. A faster bus, for example, allows for faster data transfer into and out of the processor, enabling increased performance. A bus carries data between parts of the system. A common way to categorize microprocessor design architectures is by the number of bits (the smallest unit of information on a machine) that the processor can handle at one time. Microprocessors currently are designed to process 32 bits or 64 bits of information at one time. Microprocessors with 64-bit addressing capability can address significantly more memory than 32-bit microprocessors. The Intel® Pentium®, Intel® Celeron® and Intel® Xeon™ branded products are based on our 32-bit architecture (IA-32), while Intel® Itanium® branded products are based on 64-bit architecture. Another way to provide 64-bit processing capability is for processors based on 32-bit architecture to have 64-bit address extensions. Certain of our Pentium® 4 and Intel Xeon products have 64-bit address extensions. The memory stored on a chip is measured in bytes (8 bits), with 1,024 bytes equaling a kilobyte (KB), 1.049 million bytes equaling a megabyte (MB) and 1.074 billion bytes equaling a gigabyte (GB). Cache is a memory that can be located directly on the microprocessor, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache, second-level (L2) cache and third-level (L3) cache, to offer higher levels of performance.

Other microprocessor capabilities can also enhance system performance or user experience by running software more efficiently. For example, we currently offer microprocessors with Intel’s Hyper-Threading Technology (HT Technology), which allows a single processor to process two sets of instructions simultaneously. This capability can provide benefits in one of two ways: it helps to run “multithreaded” software, which is designed to execute different parts of a program simultaneously, or helps to use multiple software programs simultaneously in a multitasking environment. To take advantage of HT Technology, a computer system must have a microprocessor that supports the technology, a chipset and BIOS (basic input/output system) that use the technology and an operating system that includes optimizations for the technology. Performance will vary depending on the system hardware and software used.

Intel began using a new naming convention for its desktop and mobile microprocessors in the second quarter of 2004, in an effort to better convey the overall feature set of a processor, beyond just clock speed. Intel desktop and mobile processor brand names are now accompanied by 3-digit processor numbers that represent the technical features of the product, including design architecture, clock speed, cache size, bus speed and other technologies. Over time, we expect that these processor numbers will allow end customers to more easily distinguish among individual processors by taking into account a broader set of features that contribute to the overall user experience. Currently, the new processor numbers begin with a 3, 5, 6 or 7, according to the processor family to which they belong: those beginning with a 3 belong to the Intel Celeron processor family; those beginning with a 5 or 6 belong to the Intel Pentium 4 processor family; and those beginning with a 7 belong to the Intel® Pentium® M processor family. In January 2005, we began shipping our 600 sequence (processor numbers that start with a 6) Pentium 4 processors featuring 2 MB of cache memory.

The chipset operates as the PC’s “nervous system”—sending data from the processor to input, display and storage devices, such as the keyboard, mouse, monitor, hard drive and CD or DVD drive. Chipsets perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Chipsets also extend the graphics, audio, video and other capabilities of many systems based on our processors. Finally, chipsets control the access between the CPU and main memory. We offer chipsets compatible with a variety of industry-accepted bus specifications, such as the Accelerated Graphics Port (AGP) specification, the Peripheral Components Interconnect (PCI) local bus specification and the new PCI Express* local bus specification. PCI Express significantly increases the data transfer rate of the original PCI specification, thereby improving the graphics and input/output bandwidth and enabling an improved multimedia experience for the digital home. Our customers also want memory architecture alternatives, and as a result, we currently offer chipsets supporting Double Data Rate (DDR) and DDR2 (second-generation, faster DDR memory), Dynamic Random Access Memory (DRAM) and Synchronous DRAM (SDRAM).

A motherboard is the principal board within a system that has connectors for attaching devices to the bus. Typically, the motherboard contains the CPU, memory and the chipset. We offer motherboard products designed for our microprocessors and chipsets, thereby offering a more complete range of solutions for customers looking for Intel architecture-based solutions. Board-level products give our OEM customers flexibility by enabling them to buy at the board level rather than only at the component level.

In 2004, we announced a number of new microprocessor and chipset products tailored to meet the performance, price and form-factor (the physical size and shape of a device) needs of the various computing market segments. Our products, including some key product introductions, are discussed below.

Desktop Market Segment

We develop platform solutions based on our microprocessors, chipsets and motherboard products, which are optimized for use in the desktop market segment. Our strategy is to introduce microprocessors and chipsets with improved performance, tailored to the needs of different market segments using a tiered branding approach. Our desktop processors include products such as the Intel Pentium 4 processor and the Intel Celeron processor. Additionally, we provide silicon-based products for print imaging and networked media products.

In 2004, the Intel Pentium 4 processor continued to be our highest sales-volume desktop processor. The Pentium 4 processor is optimized to deliver high performance across a broad range of business and consumer applications.

In February 2004, we introduced the first microprocessors manufactured using our 90-nanometer (a nanometer is one billionth of a meter) process technology on 300-millimeter (12-inch) wafers. These Intel Pentium 4 processors supporting HT Technology were initially available at speeds of up to 3.4 GHz. In June 2004, we added the Pentium 4 processors 520, 530, 540, 550 and 560 supporting HT Technology, with speeds of up to 3.6 GHz. All of these processors feature 1 MB of L2 cache and support an 800-MHz bus.

In February 2004, we also launched a 3.4-GHz version of the Intel® Pentium® 4 processor Extreme Edition, targeted at high-end PC game enthusiasts and power users. It comes with 2 MB of L3 cache and supports an 800-MHz bus.

In June 2004, we introduced three desktop chipsets designed to be used in conjunction with Pentium 4 processors with HT Technology. The Intel® 915G, 915P and 925X Express chipsets have DDR2 memory capability and PCI Express, as well as Intel® High Definition Audio supporting 7.1-channel surround sound. The Intel 915G Express chipset also has the Intel® Graphics Media Accelerator 900 for improved graphics capabilities. These chipsets incorporate Intel® Matrix Storage Technology, which enhances data protection for users through integrated support for redundant hard drives.

In June 2004, we introduced Intel® Celeron® D processors 320, 325, 330 and 335 for value desktop systems, with speeds of up to 2.8 GHz. In September 2004, we launched the Intel® Celeron® D processor 340, with a speed of 2.93 GHz. All of these processors feature 256 KB of L2 cache and support a 533-MHz bus.

In September 2004, we announced the Intel® 910GL Express chipset, which includes the PCI Express bus architecture, Intel High Definition Audio and the Intel Graphics Media Accelerator 900. The Intel Celeron D processor 340 and the Intel 910GL Express chipset bring improved performance to value PCs.

In November 2004, we launched a platform based on the 3.46-GHz Pentium 4 processor Extreme Edition supporting HT Technology and the new Intel® 925XE Express chipset. Designed specifically for high-performance gaming and media enthusiasts, the platform has a 1066-MHz bus. Like the earlier Intel 915G, 915P and 925X Express chipsets, the Intel 925XE Express chipset includes Intel High Definition Audio, fast DDR2 memory and PCI Express capabilities.

Mobile Market Segment

We develop platform solutions based on our microprocessors and chipsets, which are optimized for use in the mobile market segment. Our strategy is to deliver products optimized for some or all of the four mobility vectors: performance, battery life, form factor and wireless connectivity. Our mobile processors include products such as the Intel Pentium M processor. We also offer the Mobile Intel® Pentium® 4 processor, and for the value notebook market segment we offer the Mobile Intel® Celeron® M processor and the Mobile Intel® Celeron® processor.

We offer mobile processors at a variety of price/performance points, allowing our customers to meet the demands of a wide range of notebook PC designs. These notebook designs include transportable notebooks, which provide desktop-like features such as high performance, full-size keyboards, larger screens and multiple drives; thin-and-light models, including those optimized for wireless networking; and ultra-portable designs. Within the ultra-portable design category, we provide specialized low-voltage processors, which consume as little as one watt of power on average, and ultra-low-voltage processors, which consume as little as half a watt of power on average. Low-voltage processors are targeted for the mini-notebook market segment, while ultra-low-voltage processors are targeted for the sub-notebook and tablet market segments of mobile PCs weighing less than three pounds and measuring one inch or less in height.

For performance mobility users, we offer Intel® Centrino™ mobile technology, designed and optimized specifically for all four key vectors of mobility. The initial version of Intel Centrino mobile technology consisted of an Intel Pentium M processor (with a 400-MHz bus) and a chipset from the Intel® 855 chipset family (both offered by the Intel Architecture business) as well as a wireless network connection (from ICG) that is based on the 802.11 industry standard. Intel Centrino mobile technology enables users to take advantage of wireless capabilities at work and at home, with the installation of the appropriate base station equipment, as well as at thousands of wireless “hotspots” installed around the world. Hotspots provide paid or free wireless local area network (WLAN, or WiFi) service in cafés, hotels, restaurants, retail shops, airports, trains and other public meeting areas. The 802.11 communication standard refers to a family of specifications developed for WiFi technology. These specifications describe the speed and frequency of the over-the-air interface between a wireless client and a base station, or between two wireless clients. 802.11a, 802.11b and 802.11g are three different 802.11 specifications. Compared to products based on 802.11b, products based on 802.11a allow for a faster exchange of data. Products based on 802.11g allow for even faster exchange of data than both other forms of WiFi.

In January 2005, we introduced our next version of the Intel Centrino mobile technology platform, formerly code-named “Sonoma.” The new platform adds more entertainment and business features to Intel Centrino mobile technology-based notebook PCs, along with enhanced security support and higher graphics performance. The new version of Intel Centrino mobile technology includes a chipset from the Mobile Intel® 915 Express chipset family, the Intel® PRO/Wireless 2915ABG or 2200BG wireless LAN components, and the Intel Pentium M processor with model numbers up to 770. These processors support a 533-MHz bus, have 2 MB of cache, and run at speeds ranging from 1.6 GHz to 2.13 GHz. Also available for this platform are the Low Voltage Intel Pentium M processor 758 and the Ultra Low Voltage Pentium M processor 753, both supporting a 400-MHz bus.

In May and June 2004, we introduced new Intel Pentium M processors built on our 90-nanometer, 300-millimeter (mm) process technology. These Intel Pentium M processors 715, 725, 735, 745 and 755 feature speeds from 1.5 GHz to 2.0 GHz, include 2 MB of L2 cache and support a 400-MHz bus. In October 2004, we added the Intel Pentium M processor 765 running at 2.1 GHz, which also features 2 MB of L2 cache and supports a 400-MHz bus.

In July 2004, we launched the Intel® Pentium® M processor Low Voltage 738 running at 1.4 GHz, the Intel® Pentium® M processor Ultra Low Voltage 733 running at 1.1 GHz and the Intel® Pentium® M processor Ultra Low Voltage 723 running at 1.0 GHz. These three processors also feature 2 MB of L2 cache and support a 400-MHz bus. In addition, we offer the Intel® Pentium® M processor Low Voltage running at 1.3 GHz and the Intel® Pentium® M processor Ultra Low Voltage running at 1.1 GHz. These two processors support a 400-MHz bus and include 1 MB of L2 cache.

In June 2004, we introduced the Mobile Intel Pentium 4 processors 518, 532 and 538 with speeds of up to 3.2 GHz, designed for portable PC users who want systems with near-desktop features. In September 2004, we launched the Mobile Intel Pentium 4 processor 548, with a speed of 3.33 GHz. All of these processors are built using 90-nanometer process technology, support HT Technology, include 1 MB of L2 cache and support a 533-MHz bus.

In addition, for the mobile value market segment, we offer the Intel® Celeron® M processor and the Mobile Intel Celeron processor. In 2004, we introduced several versions of the Intel Celeron M processor for mobile PCs with speeds of up to 1.5 GHz. Two of these, the Intel Celeron M processors 350 and 360, are built using our 90-nanometer process technology. We also introduced Intel® Celeron® M processors Ultra Low Voltage at speeds of up to 900 MHz. All of these versions of the Intel Celeron M processor support a 400-MHz bus, have 512 KB of L2 cache and offer power management features designed to lengthen battery life.

Enterprise Market Segment

We develop platform solutions based on our microprocessors, chipsets and motherboard products that are optimized for use in the enterprise market segment. Our strategy is to provide processors and chipsets with improved performance, which includes advanced technology features, as well as competitive price for performance for entry-level to high-end servers and workstations. Servers are systems, often with multiple microprocessors working together, that manage large amounts of data, direct traffic, perform complex transactions and control central functions in local and wide area networks and on the Internet. Workstations typically offer higher performance than standard desktop PCs, and are used for applications such as engineering design, digital content creation and high-performance computing, among other applications. Our Intel Xeon processor family of products supports a wide range of entry-level to high-end technical and commercial computing applications for both the workstation and server market segments.

The Intel Xeon processor is designed for two-way servers, also known as dual-processing (DP) servers, and workstations. This product line, based on our IA-32 architecture, was enhanced in 2004 with Intel® Extended Memory 64 Technology. This technology enables support of both 32-bit and 64-bit operating systems and applications. These processors are available for both workstations and DP servers. For servers based on four or more processors, also known as multiprocessing (MP) servers, we offer the Intel® Xeon™ processor MP with HT Technology. Our Intel® Itanium® processor family, which is based on 64-bit architecture and includes the Intel® Itanium® 2 processor, generally supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions.

In March 2004, we introduced the Intel Xeon processor MP at 3.0 GHz. It features 4 MB of L3 cache and is designed for mid-tier and back-end servers based on four or more processors. We also introduced the Intel Xeon processor MP running at 2.2 GHz and 2.7 GHz with 2 MB of L3 cache.

In June 2004, we introduced several new Intel Xeon processors that incorporate Intel Extended Memory 64 Technology and are manufactured on our 90-nanometer, 300mm process technology. These processors are available for both workstations and DP servers, and feature enhanced HT Technology to improve the performance of multithreaded applications. These processors also support Demand-Based Switching technology to reduce overall power consumption within data centers. These processors are available in speeds ranging from 2.8 GHz to 3.6 GHz.

Also in 2004, we introduced the Intel® E7525 chipset for Intel Xeon processor-based workstation platforms. The new chipset has an 800-MHz bus, supports DDR2 memory technology, and integrates several new technologies, including PCI Express, that help eliminate system bottlenecks by balancing performance between the processor, input/output and memory. Workstation platforms based on Intel Xeon processors and the new Intel E7525 chipset feature higher performance and lower power consumption than previous generations of Intel Xeon processor-based workstation platforms.

In August 2004, we launched new server platforms based on the 64-bit Intel Xeon processor at 3.6 GHz. These DP-capable platforms include the new Intel® E7520 and Intel® E7320 chipsets, which support DDR2 memory capability and feature an 800-MHz bus and PCI Express, as well as the new Intel® 332 Storage I/O Processor, which improves storage performance over previous generations.

In October 2004, we unveiled the Low Voltage Intel Xeon processor 2.8 GHz, supporting an 800-MHz bus. Featuring Intel Extended Memory 64 Technology, this processor is aimed specifically at storage applications, such as controllers for storage networks.

In April 2004, we broadened the Itanium 2 processor family with a 1.4-GHz processor, followed by a 1.6-GHz version in May 2004. Both processors feature 3 MB of L3 cache and are designed to enable affordable DP systems.

In November 2004, we further enhanced the Itanium 2 processor lineup with six new processors for MP, DP and low-voltage (LV) systems. The 1.6-GHz Itanium 2 processor MP features 9 MB or 6 MB of L3 cache. The 1.5-GHz Itanium 2 processor MP has 4 MB of L3 cache, and the Itanium 2 processor DP at 1.6 GHz has 3 MB of L3 cache and is available with support for a 400- or 533-MHz bus. Finally, the Itanium 2 processor LV at 1.3 GHz features 3 MB of L3 cache and is optimized for low-cost systems with dense form factors.

Intel Communications Group

Within ICG, we are focused on developing component-level products for the wireless handheld computing and communications market segments. These products include flash memory, applications processors and cellular baseband chipsets. We also are developing products that we believe will help continue to build out the Internet. These products include communications infrastructure components, including network and embedded processors; wired and wireless connectivity products; and networked storage components.

Net revenue for ICG made up approximately 15% of our consolidated net revenue in 2004. Revenue from sales of flash memory within ICG represented approximately 7% of consolidated net revenue in 2004.

Flash Memory

Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Flash memory is based on either NOR or NAND architectures. Our flash memory is based on the NOR architecture. NOR flash memory, with its fast “read” capabilities, has traditionally been used to store executable code. NAND flash memory, which is slower in reading data but faster in writing data, has traditionally been used in products that either required large storage capacity or fast write applications, such as MP3 music players, memory cards and digital cameras. In addition to having offerings that meet the needs of cellular customers, we offer flash memory products that meet the needs of other market segments, such as the broad market segment. The broad market segment includes flash memory products found in various applications, including set-top boxes, networking products and other devices such as DVD players and DSL cable modems.

Intel StrataFlash® Wireless Memory technology allows two bits of data to be stored in each memory cell, for higher storage capacity and lower cost. It is available in Intel stacked chip-scale packaging and is being developed in Intel ultra-thin stacked chip-scale packaging. This technology allows up to five ultra-thin memory chips to be stacked in one package, delivering greater memory capacity and lower power consumption in a smaller package. With heights as low as 1.0mm, the package allows manufacturers to increase memory density and provide features such as camera capabilities, games and e-mail in relatively thin cell phones. Our higher density flash products generally incorporate stacked Static Random Access Memory (SRAM), which we purchase from third-party vendors.

Application Processors and Components for Handheld Computing and Communications Devices

In application processing, products based on Intel XScale® technology provide the processing capability in data-enabled mobile phones and PDAs.

In April 2004, we introduced the Intel® PXA27x family of application processors. Designed for advanced cell phones and PDAs, the processors integrate Intel® Wireless MMX™ technology for advanced 3D gaming and video, along with Wireless Intel SpeedStep® Power Manager technology for longer battery life. This processor family is available in a range of clock speeds, from 312 MHz to 624 MHz, and with as much as 64 MB of stacked Intel StrataFlash memory. The Intel® 2700G multimedia accelerator, optimized to complement the Intel PXA27x processor family, is designed to deliver advanced video and graphics capabilities to enable full-screen video at full frame rates without sacrificing battery life.

We are working toward the convergence of computing and communications in the mobile handheld computing market segment by developing technology that combines baseband communications features with memory and application processing functionality. Our “system-in-a-package” processors, which are designed for PDAs, feature an Intel XScale technology-based processor stacked directly on top of Intel StrataFlash memory chips in a single package. With stacked packaging, manufacturers of handheld devices can decrease the size of the form factor, as well as help reduce their time-to-market.

We offer baseband chipsets for multi-mode, multi-band wireless handsets. These chipsets support multiple wireless standards and deliver enhanced voice quality and high-integration capability, with optimized power consumption.

Communications Infrastructure Products

Our communications infrastructure components include products such as network and embedded processors, as well as optical components. In network processing, we deliver products that are basic building blocks for modular communications platforms. These products include advanced, programmable processors used in networking equipment to rapidly manage and direct data moving across the Internet and corporate networks. We also offer embedded processors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems.

Unlike proprietary system platforms, modular communications platforms are standards-based solutions that offer network infrastructure builders flexible, low-cost, faster time-to-market options for designing their networks. Our network processor products are based on the Intel® Internet Exchange Architecture (Intel® IXA). At the core of Intel IXA is the Intel XScale microarchitecture, which offers low power consumption and high-performance processing for a wide range of Internet devices.

In October 2004, we announced the Intel® IXP460, Intel® IXP465, Intel® IXP2325 and Intel® IXP2350 network processors. These products are designed for traditional communications applications and for the emerging embedded networking segment. The Intel IXP2325 and Intel IXP2350 processors are Intel’s first network processors built using our 90-nanometer process technology.

For embedded processors, our product families include the Intel Celeron and Intel® Pentium® III processors, the Intel Pentium M processor, the Mobile Intel® Pentium® 4 Processor-M and the Intel Pentium 4 processor. We also offer Intel Xeon processors with HT Technology, providing increased performance for wireless infrastructure equipment.

In June 2004, we introduced the Intel Pentium M processor 745 for the communications infrastructure, designed for a range of wireline and wireless infrastructure solutions, as well as Advanced Telecommunications Architecture* (ATCA*) board designs. ATCA is a modular communications platform solution for building standards-based wireless base station equipment and high-speed interconnect technologies such as PCI Express and Advanced Switching.

Wired and Wireless Connectivity Products

Ethernet is an industry-standard technology used to translate and transmit data in packets across networks. As Ethernet has expanded from the traditional local area network (LAN) environment into the wireless LAN (WLAN), metropolitan area network (MAN) and networked storage market segments, we have expanded our product portfolio to address these other market segments. For the MAN market segment, we offer products at multiple levels of integration to provide a low-cost solution with increased speed and signal transmission distance (commonly referred to as “reach”). Gigabit Ethernet networks allow the transmission of one billion individual bits of information per second, and 10-Gigabit Ethernet networks transmit 10 billion bits of information per second. By contrast, Fast Ethernet networks transmit 100 million bits of information per second (Mbps, or megabits per second).

In May 2004, we introduced a 10-Gigabit Ethernet adapter for servers, the Intel® PRO/10GbE SR Server Adapter, designed to lower the costs of setting up a scalable, networked data center.

In January 2004, we introduced the Intel PRO/Wireless 2200BG Network Connection, a dual-mode product supporting the 802.11b and 802.11g forms of WiFi. In August 2004, we introduced the Intel® PRO/Wireless 2915ABG Network Connection, which supports all three current forms of WiFi: 802.11a, b and g. Support for these three wireless technologies enables notebook PCs based on Intel Centrino mobile technology to establish wireless connections with all currently available WiFi network types.

Networked Storage

In the networked storage market segment, we offer products that allow storage resources to be added in either of the two most prevalent types of storage networks: Ethernet or Fibre Channel.

Manufacturing and Assembly and Test

As of year-end 2004, nearly 70% of our wafer manufacturing, including microprocessor, chipset, flash memory and communications silicon fabrication, was conducted within the U.S. at our facilities in New Mexico, Oregon, Arizona, Massachusetts, California and Colorado. Outside the U.S., more than 30% of our wafer manufacturing, including wafer fabrication for microprocessors, chipsets, flash memory and networking silicon, was conducted at our facilities in Ireland and Israel.

As of December 2004, we manufactured our products in the wafer fabrication facilities described in the following table:

Products	Wafer Size	Process Technology	Locations
Microprocessors	300mm	90nm	New Mexico, Oregon, Ireland
Microprocessors and chipsets	200mm	130nm	Oregon, Arizona, Massachusetts, California
Flash memory	200mm	130nm	New Mexico, Ireland
Chipsets, flash memory and other products	200mm	180nm, 250nm, 350nm	New Mexico, Israel, Colorado, Ireland

In 2004, we continued to transition our microprocessor manufacturing from 200mm (8-inch) wafers to 300mm (12-inch) wafers. As of year-end 2004, the majority of our microprocessors were manufactured on 300mm wafers. The conversion to 300mm wafers allows for more efficient use of our capital investment in equipment by providing more than twice as many equivalent chips per wafer as 200mm wafers. We currently expect two additional facilities to begin wafer fabrication on 300mm wafers in the second half of 2005 or the first half of 2006.

As of year-end 2004, the majority of our microprocessors were manufactured using our 90-nanometer process technology. The 90-nanometer process technology is our most advanced high-volume production process featuring structures smaller than the size of a virus, the world’s smallest microorganism. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to get each factory ready for high-volume manufacturing. However, continuing to advance our process technology provides added benefits that we believe justify these costs. These benefits can include utilizing less space per transistor, which enables us to put more transistors on an equivalent size chip, decreasing the size of the chip or allowing us to offer an increased number of integrated features. These advancements can result in higher performing microprocessors, products that consume less power and/or products that cost less to manufacture. To augment capacity in the U.S. and internationally, we use subcontractors (foundries) to manufacture wafers for certain components, including networking and communications products.

We primarily use subcontractors to manufacture board-level products and systems, and purchase certain communications networking products from external vendors, primarily in the Asia-Pacific region. We also manufacture microprocessor- and networking-related board-level products, primarily in Malaysia.

Following manufacture, the majority of our components are subject to assembly in several types of packaging, and to testing. We perform a substantial majority of our components assembly and test at facilities in Malaysia, the Philippines, China and Costa Rica. We plan to continue to invest in new assembly and test technologies and facilities to keep pace with our microprocessor, chipset, flash memory and communications technology improvements. To augment capacity, we use subcontractors to perform assembly of certain products, primarily flash memory, chipsets and networking and communications products. Our performance expectations for business integrity, ethics, and environmental, health and safety compliance are the same regardless of whether our supplier and subcontractor operations are based in the U.S. or elsewhere. Our employment practices are consistent with, and we expect our suppliers and subcontractors to abide by, local country law. In addition, we impose a minimum employee age requirement regardless of local law.

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

Our products typically are produced at multiple Intel facilities at various sites around the world, or by subcontractors who have multiple facilities. However, some products are produced in only one Intel or subcontractor facility, and we seek to implement actions and plans to reduce the exposure that would result from a disruption at any such facility.

Manufacturing and assembly and test of integrated circuits is a complex process. Normal risks include errors and interruptions in the production process, defects in raw materials and disruptions at supplier locations, as well as other risks, all of which can affect the timing of the production ramps and yields. A substantial decrease in yields would result in higher costs and the possibility of not being able to produce sufficient volume to meet specific product demand. A substantial increase in yields could result in higher inventory levels and the possibility of resulting excess capacity charges as we slow production to reduce inventory levels. In addition, higher yields, as well as other factors, can decrease overall unit costs and may cause us to revalue our existing inventory on certain products to their lower replacement cost, which would impact our gross margin in the quarters in which this revaluation occurs.

We operate globally, with sales offices and research and development, manufacturing and assembly and test facilities in many countries, and, as a result, we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. As part of our site-selection due diligence processes, we assess several criteria, which include the property’s physical characteristics or constructability, local utility infrastructure, transportation capability, availability of technical workforce, construction and supplier capabilities, permitting requirements and investment conditions. Employment practices and labor rights issues are incorporated in the diligence. Evaluations also include ratings for security concerns, which include corruption, terrorism, crime and political instability. Security concerns alone are sufficient to remove projects from consideration. Regardless of these efforts, if terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U.S., Israel or other locations, such events may disrupt production, logistics, security and communications, and could also result in reduced demand for Intel’s products. The impacts of major health concerns or possible infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, on Intel, its suppliers, customers or other third parties, could also adversely affect our business and impact customer order patterns. Business continuity could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider them to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

We maintain a program of insurance coverage for various types of property, casualty and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. The types and amounts of insurance obtained vary from time to time and from location to location depending on availability, cost and our decisions with respect to risk retention. Our worldwide risk and insurance programs are regularly evaluated to seek to obtain the most favorable terms and conditions.

For information regarding environmental matters and proceedings related to certain facilities, see “Compliance with Environmental, Health and Safety Regulations” below in this Item and “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

Research and Development

We remain committed to investing in world-class technology development, particularly in the area of the design and manufacture of integrated circuits. Our research and development (R&D) activities are directed toward developing the technology innovations, primarily at the silicon level, that we believe will deliver the next generation of usage models and products. In particular, we are focused on advanced computing, communications and wireless technologies. Our R&D activities in these areas are increasingly centered around platforms. In addition, we continue to invest in new manufacturing, packaging and testing processes, as well as improving existing products and reducing costs. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration and promote industry standards that will yield innovative and improved technologies for users.

Our R&D model is based on a global, decentralized organization that emphasizes a collaborative approach in identifying and developing new technologies, leading standards initiatives and influencing regulatory policy to accelerate the adoption of new technologies. Our R&D initiatives are performed by various business groups within the company, and we align and prioritize these initiatives across these business groups. We also work with a worldwide network of academic and industry researchers, scientists and engineers in the computing and communications fields. A decentralized network of technology professionals allows us, as well as others in our industry, to benefit from development initiatives in a variety of areas, eventually leading to innovative technologies for users.

We perform a substantial majority of our design and development of semiconductor components and other products in the U.S. Outside the U.S., we have been increasing our product development, and we have activities at various locations, including Israel, India, Malaysia, China and Russia. We also maintain R&D facilities in the U.S. that are focused on developing and improving manufacturing processes, as well as facilities in the U.S., Malaysia and the Philippines that are dedicated to improvements in assembly and test processes.

We are focusing our R&D efforts on delivering the next generation of microprocessors and on the advancement of our manufacturing process technology. Future generations of our microprocessors are expected to feature two or more processor cores on a single chip, rather than just one microprocessor core. These dual- and multi-core processors are expected to complement our efforts to enable more capabilities, performance and flexibility for users beyond processor speed. Our leadership in silicon technology has allowed us to continue to deliver on the promise of “Moore’s Law” (doubling the number of transistors on a chip every couple of years), and also to help expand Moore’s Law, by bringing new capabilities into silicon and producing new products optimized for a wider variety of applications. We are currently manufacturing the majority of our microprocessors using 90-nanometer process technology. Our 65-nanometer process technology is currently in development, and we expect to begin manufacturing products using 65-nanometer process technology in 2005. We are also working to increase the size of the cache memory in our microprocessor products. Larger cache memory allows for faster system performance at equivalent processor speeds by allowing faster data retrieval for applications that can effectively use additional cache memory.

In addition, we believe that system security and reliability features at the hardware level will facilitate an enhanced computing experience for users, and we are working to provide these capabilities in future products. In line with these efforts, in January 2005, we announced that we are accelerating the introduction of our technology code-named “Vanderpool” for desktop platforms. Vanderpool is a virtualization technology that allows a platform to run multiple operating systems and applications in independent partitions, and will complement our upcoming introduction of dual-core processors later in 2005. To take advantage of the benefits of Vanderpool, a computer system must have a microprocessor that supports the technology, a chipset and BIOS that use the technology, an operating system that includes optimizations for the technology and software applications enabled for the technology. Some of these other features and applications are currently being developed by third parties.

We also have R&D initiatives in the wireless, networking and communications product areas. Our communications initiatives are focused on delivering the technologies that will enable an advanced wireless platform, including 802.16 products (WiMax). WiMax is a wireless broadband access technology that is expected to enable broadband wireless access as an alternative to existing “last mile” methods such as cable and digital subscriber lines (DSL).

We do not expect that all of our product development projects will result in products that are ultimately released for sale. We may terminate product development before completion or decide not to manufacture and sell a developed product for a variety of reasons. For example, we may decide that a product might not be sufficiently competitive in the relevant market segment, or for technological or marketing reasons, we may decide to offer a different product instead.

Our expenditures for R&D were $4.8 billion in fiscal 2004, $4.4 billion in fiscal 2003 and $4.0 billion in fiscal 2002. We increased the number of our employees engaged in R&D to approximately 25,000 in December 2004 compared to approximately 23,000 in December 2003.

Employees

As of December 25, 2004, we employed approximately 85,000 people worldwide, with approximately 60% of these employees located in the U.S.

Sales and Marketing

Most of our products are sold or licensed through sales offices located near major concentrations of users, throughout the Americas, Europe, Asia-Pacific and Japan. Our business relies on continued sales growth in emerging markets and continued business and consumer investment in technologies that use our products in mature markets.

Sales agreements typically contain standard terms and conditions covering matters such as pricing, payment terms and warranties, as well as indemnities for issues specific to our products, such as patent and copyright indemnities. From time to time, we may enter into additional agreements with customers covering, for example, changes from our standard terms and conditions, new product development and marketing, private-label branding and other matters. Sales of particular products are generally conducted with purchase orders issued under the sales agreements. Most of Intel’s sales are made using electronic and web-based processes that allow the customer to review inventory availability and to track the progress of specific goods under order. Pricing on particular products may vary based on volumes ordered and other factors.

We sell our products to OEMs and ODMs. ODMs provide design and/or manufacturing services to branded and unbranded private-label resellers. We also sell our products to industrial and retail distributors. In 2004, Dell Inc. accounted for approximately 19% of our total sales, and Hewlett-Packard Company accounted for approximately 16% of our total sales. A substantial majority of the sales to these customers consisted of products from our Intel Architecture business. No other customer accounted for more than 10% of our total revenue. For information about revenue and operating profit by operating segments and revenue from unaffiliated customers by geographic region/country, see “Note 19: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

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

Our worldwide reseller sales channel consists of thousands of indirect customers who are systems builders and purchase Intel microprocessors and other products from our distributors. These systems builders receive various levels of technical and marketing services and support directly from Intel. We have a “boxed processor program” that allows distributors to sell Intel microprocessors in small quantities to these systems-builder customers; boxed processors are also made available in direct retail outlets.

Our global marketing strategy is designed to associate our brands with advanced technology and innovation. The Intel® brand is intended to represent technology leadership, innovation, quality and reliability. Our product brands include Itanium, Intel Xeon, Pentium, Celeron and Intel Centrino, which are all part of our ingredient brand family. We promote brand awareness and generate demand through our own direct marketing as well as co-marketing programs. Our direct marketing activities include television, print and web-based advertising, as well as press relations, consumer and trade events, and industry and consumer communications. Currently, our direct marketing to the consumer focuses on the digital home and building awareness and demand for new usage models and capabilities. Our marketing directed toward businesses focuses on our continuing to deliver technologies designed for performance and reliability to enterprise and small to midsize businesses.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® program. Through the Intel Inside program, certain customers are licensed to place Intel Inside logos on computers containing our microprocessors and our other technology, and to use our brands in advertisements. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for advertisements for products featuring the Intel Inside brand, subject to the OEMs meeting defined criteria. This program broadens the reach of our brands beyond the scope of our own direct advertising. Additionally, our reseller sales channel marketing programs are intended to extend the Intel Inside brand reach to channel customers and the businesses and individuals that purchase computer systems from them.

Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue on the sale is deferred. The sales agreements typically provide that payment is due at a later date, generally 30 days after shipment, delivery or the customer’s use of the product. Our credit department sets accounts receivable and shipping limits for individual customers for the purpose of controlling credit risk to Intel arising from outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance. Credit losses may still be incurred due to bankruptcy, fraud or other failure of the customer to pay. See “Schedule II—Valuation and Qualifying Accounts” on page 85 of this Form 10-K for information about our allowance for doubtful receivables.

Backlog

We do not believe that a backlog as of any particular date is indicative of future results. Our sales are made primarily pursuant to standard purchase orders for delivery of standard products. We have some agreements that give a customer the right to purchase a specific number of products during a specified time period. Although these agreements do not generally obligate the customer to purchase any particular number of such products, some of these agreements do contain billback clauses. Under these clauses, customers who do not purchase the full volume agreed upon are liable for billback on previous shipments up to the price appropriate for the quantity actually purchased. As a matter of industry practice, billback clauses are difficult to enforce. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. In light of industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Competition

As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design and manufacture of integrated circuits and our financial resources, global presence and brand recognition. Also, under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. Our products compete, to varying degrees, on the basis of performance (which includes features that can enhance the user experience), quality, brand recognition, price and availability. Our ability to compete also depends on our ability to provide innovative platform solutions and worldwide support for our customers.

The semiconductor industry is characterized by rapid advances in technology and new product introductions. As unit volumes grow, production experience is accumulated and costs decrease, further competition develops, and as a result, prices decline. The life cycle of our products is very short, sometimes less than a year. Our ability to compete depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements, and develop and launch new products, while reducing our costs. When we believe it is appropriate, we will take various steps, including introducing new products and platform solutions, discontinuing older products, reducing prices, and offering rebates and other incentives, to increase acceptance of our latest products and to be competitive within each relevant market segment. Our products compete with products developed for similar or rival architectures and with products based on the same or rival technology standards. We cannot predict which competing technology standards will become the prevailing standards in the market segments in which we compete.

Many companies compete with us in the various computing, networking and communications market segments, and are engaged in the same basic fields of activity, including research and development. Worldwide, these competitors range in size from large, established, multinational companies with multiple product lines to smaller companies and new entrants to the marketplace that compete in specialized market segments. In some cases, our competitors are also our customers and/or suppliers. With the convergence in computing and communications products, product offerings will continue to cross over into multiple categories, offering us new opportunities but also resulting in more competition. In markets where our competitors have established products and brand recognition, it may be inherently difficult for us to compete against them.

Most of our products, including all of our Intel architecture microprocessors and chipsets, as well as our flash memory and embedded processors within ICG, are built in our own manufacturing facilities. We believe that our network of manufacturing facilities and assembly and test facilities gives us a competitive advantage. This network enables us to have more direct control over our processes, quality control, product cost, volume and timing of production, and other factors. These types of facilities are very expensive, and many of our competitors do not own such facilities because they cannot afford to do so or because their business models involve the use of third-party facilities for manufacturing and assembly and test. These “fabless semiconductor companies” include Broadcom Corporation, NVIDIA Corporation, QUALCOMM Incorporated and VIA Technologies, Inc. Some of our competitors own portions of such facilities through investment or joint-venture arrangements with other companies. There is a group of third-party manufacturing companies (foundries) and assembly and test subcontractors that offer their services to companies without owned facilities or companies needing additional capacity. These foundries and subcontractors may also offer to our competitors intellectual property, design services, and other goods and services. Competitors who outsource their manufacturing and assembly and test operations can significantly reduce their capital expenditures.

We plan to continue to cultivate new businesses and work with the computing and communications industries through standards bodies, trade associations, OEMs, ODMs, and independent software and operating system vendors to align the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to create the infrastructure for wireless network connectivity. We are also working with these industries to develop software applications and operating systems that take advantage of our microprocessors, chipsets and other next-generation semiconductor devices with higher performance. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. Our competitors may also participate in the same initiatives, and our participation does not ensure that any standards or specifications adopted by these organizations will be consistent with our product planning.

Companies in the semiconductor industry often rely on the ability to license patents from each other in order to compete in today’s markets. Many of our competitors have broad cross-licenses or licenses with us, and under current case law, some such licenses may permit these competitors to pass our patent rights on to others. If one of these licensees becomes a foundry, our competitors might be able to avoid our patent rights in manufacturing competing products. In addition to licensing our patents to competitors, our participation in industry initiatives may require us to license our patents to other companies that adopt certain industry standards or specifications, even when such organizations do not adopt standards or specifications proposed by Intel. Any Intel patents implicated by our participation in such initiatives might not, in some situations, be available for us to enforce against others who might be infringing those patents. We cannot be assured that the patents and licenses on our products will be honored in all regions in which we compete. In various geographies where our business is growing, we have no assurance about the scope of rights that we can enforce against others, or that others may assert against us. In addition, in certain regions, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or requiring that products meet specified standards that serve to favor local companies, negatively impacting Intel’s ability to achieve an economic return for its innovation and investment.

Intel Architecture Business

We continue to be largely dependent on the success of our microprocessor business. Many of our competitors, including Advanced Micro Devices, Inc. (AMD), our primary microprocessor competitor, market software-compatible products that are intended to compete with Intel architecture-based processors. We also face competition from companies offering rival microprocessor designs, such as International Business Machines Corporation (IBM), which supplies microprocessors to Apple Computer, Inc. IBM is also jointly developing a rival architecture design with Sony Corporation and Toshiba Corporation. We currently offer desktop, mobile and server microprocessor products based on our 32-bit architecture; enterprise-class servers and supercomputing product offerings based on 64-bit architecture; and workstation and server solutions based on the IA-32 architecture with 64-bit extension technology that are able to run both 32-bit and 64-bit software applications. AMD offers competing microprocessor product offerings for servers, workstations and desktops that are able to run existing 32-bit and 64-bit software applications. We continuously evaluate all of our product offerings and the timing of their introduction, taking into account factors such as customer requirements, availability of infrastructure to take advantage of product performance, and maturity of applications software for each type of processor in the relevant market segments.

Our desktop processors compete with products offered by AMD, IBM and VIA, among others. Our mobile microprocessor products compete with products offered by AMD, IBM, Transmeta Corporation and VIA, among others. Our server processors compete with software-compatible products offered by AMD and with products based on rival architectures, including those offered by Hewlett-Packard Company, IBM and Sun Microsystems, Inc. Our chipsets compete in the various market segments against different types of chipsets that support either our microprocessor products or rival microprocessor products. Competing chipsets are produced by companies such as ATI Technologies, Inc., Broadcom, NVIDIA, Silicon Integrated Systems Corporation (SIS) and VIA. We also compete with companies offering graphics components and other special-purpose products used in the desktop, mobile and server market segments. One aspect of our business model is to incorporate higher performance and advanced properties into the microprocessor and chipset, the demand for which may increasingly be affected by competition from companies, such as ATI and NVIDIA, whose business models are based on incorporating performance into chipsets and other components, such as graphics controllers.

Intel Communications Group

Within ICG, we are focused on developing component-level products for the wireless handheld computing and communications market segments. We also are developing products that we believe will help continue to build out the Internet.

Component-level products for the wireless handheld computing and communications market segments include flash memory products, application processors and cellular baseband chipsets. In our various market segments, our products currently compete with the products of other companies, such as QUALCOMM, Samsung Electronics Co., Ltd., Spansion LLC (a subsidiary of AMD), STMicroelectronics NV and Texas Instruments Incorporated. The megabit demand of the products that make use of flash memory is increasing, and our NOR flash memory products face increased competition from companies that manufacture NAND flash memory products, as OEMs look for opportunities to use NAND flash memory products with additional random access memory or in combination with NOR flash memory for executable-code applications. Various digital cellular technologies are used throughout the cellular communications industry, including but not limited to GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), CDMA (Code Division Multiple Access) and WCDMA (Wideband CDMA). Our ability to compete successfully with our cellular baseband chipsets is dependent on having products available for the most prevalent or widely adopted digital cellular technology. Our current product offerings are for use in cell phones and PDAs that incorporate the GSM/GPRS cellular technologies. Our products planned for release in 2005 will be targeted for the WCDMA as well as GSM/GPRS cellular technologies.

In support of the build-out of the Internet, we offer products designed for wired and wireless connectivity; for the communications infrastructure, including network and embedded processors; and for networked storage. In these areas, we face competition from both established and emerging companies. Our products currently compete against offerings from companies such as Applied Micro Circuits Corporation, Atheros Communications, Broadcom, Freescale Semiconductor, Inc., IBM, Marvell Technology Group Ltd. and Texas Instruments. We cannot predict whether our networking and communications products will continue to compete successfully with those of our existing competitors or new market entrants.

Acquisitions and Strategic Investments

Our level of new acquisition and strategic investment activity for 2004 and 2003 was substantially lower than in prior years. During 2004, we completed one acquisition for net cash consideration of approximately $33 million, plus certain liabilities. In addition, we entered into certain arrangements in 2004 related to the hiring of a group of employees that resulted in the recording of workforce-in-place of $28 million in other acquisition-related intangibles within other assets on our balance sheet.

Under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. The Intel Capital program generally focuses on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. This strategic investment program helps advance our overall mission to be the preeminent supplier of building blocks to the worldwide digital economy. Many of our investments are in private companies, including development-stage companies with little or no revenue from current product offerings.

We invest in companies that develop software, hardware or services supporting our technologies. Our current investment focus areas include enabling mobile wireless devices, helping to advance the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

Intellectual Property and Licensing

Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets, trademarks and maskwork rights. We maintain an active program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems. We intend to license our intellectual property rights where we can obtain adequate consideration. See “Competition” in Part I, Item 1 of this Form 10-K.

We have filed and obtained a number of patents in the U.S. and abroad. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent. We and other companies in the computing, telecommunications and related high-technology fields typically apply for and receive, in the aggregate, tens of thousands of patents annually in the U.S. and other countries. We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted. As we expand our product offerings into new industries, such as consumer electronics, we also seek to extend our patent development efforts to patent such product offerings. Established competitors in these industries, and companies that purchase and enforce patents and other intellectual property, may already have patents covering similar products. There is no assurance that we will be able to obtain patents covering our own products, or that we will be able to obtain licenses from such companies on favorable terms or at all.

Much of the software we distribute, including software embedded in our component and system-level products, is entitled to copyright protection. Under some circumstances, we may require our customers to obtain a software license before we provide them with that software.

To distinguish genuine Intel products from our competitors’ products, we have obtained certain trademarks and trade names for our products, and we maintain cooperative advertising programs with certain customers to promote our brands and identify products containing genuine Intel components.

We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information.

Our ability to enforce our patents, copyrights, software licenses and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us. Like many companies in the semiconductor and other high-technology industries, we receive claims that we may be infringing others’ intellectual property rights from competitors and companies that purchase and enforce patents and other intellectual property. In addition, our sales agreements often include intellectual property indemnities, such as patent and copyright indemnities, and our customers may assert claims against us for indemnity when they receive claims alleging that our customers’ products infringe others’ intellectual property rights. When we receive such claims, we refer them to our legal counsel, and current claims are in various stages of evaluation and negotiation. If we determine that it is necessary or desirable, we may seek licenses for certain intellectual property rights. However, we can give no assurance that we will be able to obtain licenses from any claimant, or that we can accept the terms of any offered licenses. Further, we are not able to resolve every dispute without litigation, which is typically time-consuming and expensive. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay material amounts of damages. See “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

Compliance with Environmental, Health and Safety Regulations

Intel is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for our employees, our contractors and the communities in which we do business. We have environmental, health and safety (EHS) policies and expectations that are applied to our global operations. Each of Intel’s worldwide manufacturing and assembly and test sites is certified to the International Organization for Standardization (ISO) 14001 environmental management system standard, which requires that a broad range of environmental processes and policies be in place to minimize environmental impact, maintain compliance with environmental regulations and communicate effectively with interested stakeholders. Intel’s internal environmental auditing program includes not only compliance components, but also modules on business risk, environmental excellence and management systems. We have internal processes that focus on minimizing and properly managing hazardous materials used in our facilities and products. We monitor regulatory and resource trends and set company-wide short- and long-term performance targets for key resources and emissions. These targets address several parameters, including energy and water use, climate change, waste recycling and emissions. Intel remains on track to achieve our voluntary commitment to reduce emissions of certain global warming gases by 10% from 1995 levels by 2010. Due to Intel’s increase in manufacturing since 1995, this equates to an actual reduction in 2004 of more than 90% from what Intel would have emitted without the voluntary reduction. In 2004, the company took several actions to further its global energy reduction goal, including investing in energy conservation projects that we expect will result in energy cost savings and reductions in electricity, natural gas and water use.

All Intel desktop processors produced in 2004 were capable of taking advantage of the advanced energy-saving features of the Instantly Available PC platform, which makes it possible to have a high-performance, feature-rich PC that is power efficient when both active and idle, and remains connected to a network even when powered off. Similarly, the Intel Pentium M processor and Intel Centrino mobile technology processors were designed specifically for notebook performance and include a variety of energy-saving features such as:

•	Enhanced Intel SpeedStep technology, which enables the processor to step down to a lower voltage and frequency as the workload drops, conserving battery power;

•	the ability to turn off parts of the processor’s high-speed memory when not needed, resulting in an overall reduction in platform power consumption; and

•	lower power consumption in the LCD panel and voltage regulator, which together consume 40% to 50% of platform power.

Intel has also moved to improve the energy efficiency of desktop system power supplies by issuing new energy-efficiency targets as part of our Power Supply Design Guidelines. Power supply efficiencies for desktop computers improved in 2004. We worked with industry peers and the U.S. Environmental Protection Agency’s Energy Star* program to integrate Intel power supply efficiency requirements into new Energy Star specifications for desktop computers. Intel also is working with other vendors, industry groups and research institutions to develop energy-efficient power supplies.

The manufacture, assembly and testing of Intel products require the use of hazardous materials that are subject to a broad array of EHS laws and regulations. Intel actively reviews what hazardous materials are used in the manufacture, assembly and testing of our products, particularly materials that end up in the final product. Intel has developed specific restrictions for the use of hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. Intel’s proactive efforts to reduce the use of hazardous substances have positioned us well to meet environmental restrictions on product content throughout the world, such as the Restriction on Hazardous Substances (RoHS) directive in the European Union. The RoHS directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury and certain fire retardants in electronics placed on the market after July 1, 2006. If this directive were in effect today, it would impact about 85% of Intel products due to the current use of tin-lead solders. Intel published its lead-free product road map in April 2004, and we already manufacture and ship some products that are RoHS compliant. By the end of 2004, the company shipped several million RoHS-compliant flash products as well as our first RoHS-compliant CPUs.

As Intel continues to advance process technology, the materials, technologies and products themselves become increasingly complex. Our evaluations of new materials for use in R&D, manufacturing, and assembly and test take into account EHS considerations and are a component of Intel’s design for EHS processes. Many new materials being evaluated for use may be subject to regulation under existing or future laws and regulations. Failure to comply with any of the applicable laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, and legal liability. Intel’s failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject the company to future liabilities. Existing or future laws and regulations could require Intel to procure pollution abatement or remediation equipment, modify product designs, or incur other expenses associated with the laws and regulations. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a material adverse effect on our operations. Compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into our manufacturing and assembly and test processes. To our knowledge, compliance with these laws and regulations has had no material effect on our operations. We also refer to the information under the heading “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

Executive Officers of the Registrant

The following sets forth certain information with regard to the executive officers of Intel as of February 18, 2005 (ages are as of December 25, 2004):

Andrew S. Grove (age 68) has been a director of Intel since 1974 and Chairman of the Board since 1997. Dr. Grove was Chief Executive Officer from 1987 to 1998, President from 1979 to 1997 and Chief Operating Officer from 1976 to 1987.

Craig R. Barrett (age 65) has been a director of Intel since 1992 and Chief Executive Officer since 1998. Prior to that, Dr. Barrett was President from 1997 to 2002, Chief Operating Officer from 1993 to 1997 and Executive Vice President from 1990 to 1997.

Paul S. Otellini (age 54) has been a director of Intel and President and Chief Operating Officer since 2002. Prior to that, Mr. Otellini was Executive Vice President and General Manager, Intel Architecture Group, from 1998 to 2002; Executive Vice President and General Manager, Sales and Marketing Group, from 1996 to 1998; and Senior Vice President and General Manager, Sales and Marketing Group, from 1994 to 1996.

Andy D. Bryant (age 54) has been Executive Vice President and Chief Financial and Enterprise Services Officer since 2001, and was Senior Vice President and Chief Financial and Enterprise Services Officer from 1999 to 2001. Prior to that, Mr. Bryant was Senior Vice President and Chief Financial Officer in 1999, and Vice President and Chief Financial Officer from 1994 to 1999.

Sean M. Maloney (age 48) has been Executive Vice President and General Manager, Mobility Group, since January 2005. Prior to that, Mr. Maloney was Executive Vice President and General Manager, Intel Communications Group, from 2001 to January 2005; Executive Vice President and Director, Sales and Marketing Group, in 2001; Senior Vice President and Director, Sales and Marketing Group, from 1999 to 2001; Vice President and Director, Sales and Marketing Group, from 1998 to 1999; and Vice President, Sales, and General Manager, Asia-Pacific Operations, from 1995 to 1998.

Robert J. Baker (age 49) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since 2001, and was Vice President and General Manager, Components Manufacturing, from 2000 to 2001. Prior to that, Mr. Baker managed Fab Sort Manufacturing from 1999 to 2000 and Microprocessor Components Manufacturing from 1996 to 1999.

Sunlin Chou (age 58) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since 1998. Mr. Chou was Vice President, Technology and Manufacturing Group, from 1988 to 1998.

Patrick P. Gelsinger (age 43) has been Senior Vice President and General Manager, Digital Enterprise Group, since January 2005. Prior to that, Mr. Gelsinger was Chief Technology Officer from 2001 to January 2005; Chief Technology Officer, Computing Group, from 2000 to 2001; and Vice President and General Manager, Desktop Products Group, from 1996 to 2000.

Arvind Sodhani (age 50) has been Senior Vice President and Treasurer since February 2005, and was Vice President and Treasurer from 1990 to February 2005.

Anand Chandrasekher (age 41) has been Vice President and Director, Sales and Marketing Group, since January 2005. Prior to that, Mr. Chandrasekher was Vice President and General Manager, Mobile Platforms Group, from 2001 to January 2005; Vice President and General Manager, Intel Architecture Marketing Group, from 2000 to 2001; and Vice President and General Manager, Workstation Platforms Group, from 1997 to 2000.

John H. F. Miner (age 49) has been a Vice President of Intel Corporation and President of Intel Capital since 2003, and was Vice President and General Manager of Intel Capital from 2002 to 2003. Prior to that, Mr. Miner was Vice President, New Business Group, from 2001 to 2003; and Vice President and General Manager, Communications Products Group, from 1999 to 2001.

David Perlmutter (age 51) has been Vice President and General Manager, Mobility Group, since January 2005. Prior to that, Mr. Perlmutter was Vice President and General Manager, Mobile Platforms Group, from 2000 to January 2005; and Vice President, Microprocessor Group, and General Manager, Basic Microprocessor Division and Intel Israel Development Center, from 1996 to 2000.

D. Bruce Sewell (age 45) has been Vice President and General Counsel since November 2004, and was Vice President, Legal and Government Affairs and Deputy General Counsel from 2001 to November 2004. Prior to that, Mr. Sewell served in a variety of senior legal positions at Intel from 1995 to 2001.

Abhijit Y. Talwalkar (age 40) has been Vice President and General Manager, Digital Enterprise Group, since January 2005. Prior to that, Mr. Talwalkar was Vice President and General Manager, Enterprise Platforms Group, from 2004 to January 2005; Vice President and General Manager, Platform Products Group, from 2002 to 2004; Assistant Vice President, Enterprise Platforms Group, from 2001 to 2002; and Vice President and General Manager, Enterprise Platforms and Solutions Division, from 1999 to 2001.

On November 11, 2004, the company announced that the Board of Directors elected Paul S. Otellini as President and Chief Executive Officer, and Craig R. Barrett as Chairman of the Board, effective as of completion of the Annual Stockholders’ Meeting scheduled for May 2005. Andrew S. Grove will not stand for reelection as a director at the May Annual Stockholders’ Meeting.

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

The Board’s general policy, based on experience, is that the positions of Chairman of the Board and Chief Executive Officer should be held by separate persons to aid in the Board’s oversight of management. In addition, the Board has an independent director designated as the Lead Independent Director, who is responsible for coordinating the activities of the other independent directors and performs various other duties. The general authority and responsibilities of the Lead Independent Director are established in a written charter adopted by the Board.

The current Board members include eight independent directors and three members of Intel’s senior management. The Board members are Craig R. Barrett, Intel’s Chief Executive Officer; Ambassador Charlene Barshefsky, Senior International Partner at the Wilmer Cutler Pickering Hale and Dorr LLP law firm; E. John P. Browne, Group Chief Executive of BP plc; Andrew S. Grove, Intel’s Chairman of the Board; D. James Guzy, Chairman of Arbor Company; Reed E. Hundt, Principal, Charles Ross Partners; Paul S. Otellini, Intel’s President and Chief Operating Officer; David S. Pottruck, Managing Director, The Pottruck Group; Jane E. Shaw, Chairman and Chief Executive Officer of Aerogen, Inc.; John L. Thornton, Professor and Director of Global Leadership at Tsinghua University, Beijing, China; and David B. Yoffie, Professor of International Business Administration, Harvard Business School. The Board also has one Director Emeritus, Gordon E. Moore, who may participate in Board meetings but does not vote.

Director Vacancy in 2005.  In November 2004, Intel announced that Andrew S. Grove, Chairman of the Board, would not stand for reelection in May 2005; that Craig R. Barrett would succeed Dr. Grove as Chairman effective following the 2005 Annual Meeting; and that Paul S. Otellini would succeed Dr. Barrett as Chief Executive Officer at the same time. The Board presently expects to keep the total number of directors at 11, and the Board’s Corporate Governance and Nominating Committee is considering possible candidates for the Board seat to be vacated by Dr. Grove. The Board has not yet chosen a candidate, and if it has not done so prior to distribution of the Proxy Statement for Intel’s 2005 Annual Stockholders’ Meeting, the Board may act to temporarily reduce the size of the Board to 10 directors effective with the Annual Meeting. In that circumstance, it is the expectation of the Board that it will identify a director candidate later in 2005 and that the Board will act to expand the Board again to 11 directors at that time and to elect that person to the Board. The company will make a public announcement if and when that event occurs.

“Independent” Directors.  Each of the company’s directors other than Messrs. Grove, Barrett and Otellini qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market (NASDAQ)*. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, the Board of Directors has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to Intel and Intel’s management.

In addition, the members of the Audit Committee of the Board also each qualify as “independent” under special standards established by the U.S. Securities and Exchange Commission (SEC) for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. E. John P. Browne is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Browne’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Browne any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Board Responsibilities and Structure.  The primary responsibilities of the Board of Directors are oversight, counseling and direction to Intel’s management in the long-term interests of Intel and its stockholders. The Board’s detailed responsibilities include: (a) selecting, regularly evaluating the performance of, and determining the compensation of the Chief Executive Officer and other senior executives; (b) planning for succession with respect to the position of Chief Executive Officer and monitoring management’s succession planning for other senior executives; (c) reviewing and, where appropriate, approving Intel’s major financial objectives, strategic and operating plans and actions; (d) overseeing the conduct of Intel’s business to evaluate whether the business is being properly managed; and (e) overseeing the processes for maintaining Intel’s integrity with regard to its financial statements and other public disclosures and compliance with law and ethics. The Chief Executive Officer, working with Intel’s other executive officers, has the authority and responsibility for managing Intel’s business in a manner consistent with Intel’s standards and practices, and in accordance with any specific plans, instructions or directions of the Board. The Chief Executive Officer and management are responsible for seeking the advice and, in appropriate situations, the approval of the Board with respect to extraordinary actions to be undertaken by Intel.

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

Board Committees and Charters.  The Board currently has, and appoints the members of, standing Audit, Compensation, Corporate Governance and Nominating, Executive and Finance Committees. Each member of the Audit, Compensation, and Corporate Governance and Nominating Committees is an independent director in accordance with NASDAQ standards described above. Each of the Board committees has a written charter approved by the Board. Copies of each charter, as well as the charter describing the position of Lead Independent Director, are posted on the company’s web site at www.intc.com under the “Corporate Governance and Social Responsibility” section.

The Audit Committee assists the Board in its general oversight of Intel’s financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of Intel’s independent auditors.

The Compensation Committee reviews and determines salaries, equity incentives and other matters relating to executive compensation, and administers Intel’s stock option plans, including reviewing and granting stock options to executive officers. The Compensation Committee also reviews and approves various other company compensation policies and matters.

The Corporate Governance and Nominating Committee reviews and reports to the Board on a periodic basis with regard to matters of corporate governance, and determines the compensation to be paid to non-employee directors. The Board has adopted a set of Guidelines on Significant Corporate Governance Issues, which are posted on the company’s web site at www.intc.com under the “Corporate Governance and Social Responsibility” section. The Corporate Governance and Nominating Committee reviews and assesses the effectiveness of the Guidelines, makes recommendations to the Board regarding proposed revisions to the Guidelines, and makes recommendations to the Board regarding the size and composition of the Board. In addition, the Corporate Governance and Nominating Committee makes recommendations to the Board regarding the agenda for Intel’s annual stockholders’ meetings, reviews stockholder proposals and makes recommendations to the Board for action on such proposals.

The Corporate Governance and Nominating Committee is also responsible for reviewing with the Board, from time to time, the appropriate skills and characteristics required of Board members in the context of the current makeup of the Board. This assessment includes issues of diversity in numerous factors such as age; understanding of and experience in manufacturing, technology, finance and marketing; and international experience and culture. These factors, and others as considered useful by the Committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the Committee and of the Board may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective Board members. The Corporate Governance and Nominating Committee establishes procedures for the nomination process, recommends candidates for election to the Board and also nominates officers for election by the Board. Consideration of new Board nominee candidates typically involves a series of internal discussions, review of information concerning candidates and interviews with selected candidates. Candidates for nomination to the Board typically are suggested by Board members or employees. In 2004, the company did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates. The Corporate Governance and Nominating Committee will consider a candidate proposed by stockholders, and has from time to time received unsolicited candidate proposals from stockholders. Candidates proposed by stockholders are evaluated by the Committee using the same criteria as for other candidates. As described above, the Corporate Governance and Nominating Committee is currently engaged in the consideration of candidates for the Board to succeed to the seat currently held by Dr. Grove.

The Corporate Governance and Nominating Committee also reviews and reports to the Board on a periodic basis with regard to matters of corporate social responsibility performance, such as environmental, workplace or stakeholder issues, as appropriate, and the company’s public reporting with regard to these topics. We view our reputation and standing as a socially responsible corporate citizen as important and employ processes and management systems to seek to maintain that standing. We direct corporate responsibility efforts across a global network of Intel organizations. We maintain community advisory panels at many of our operating sites and monitor external trends. We proactively engage with other stakeholders, including socially responsible investors, policy-setting bodies and non-governmental organizations, to communicate Intel’s views and understand their priorities. Intel voluntarily publishes an annual Global Citizenship Report in accordance with the Global Reporting Initiative’s (GRI) Sustainability Reporting Guidelines. That report, in addition to other voluntary disclosures, can be found on the company’s web site at www.intc.com under the “Corporate Governance and Social Responsibility” section.

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

Attendance at Board, Committee and Annual Stockholders’ Meetings.  All directors are expected to attend each meeting of the Board and the committees on which he or she serves, and are also expected to attend the Annual Stockholders’ Meeting. A list of Board committees and Board committee members will be available in Intel’s Proxy Statement relating to its 2005 Annual Stockholders’ Meeting.

The Board does not have a formal policy that limits the number of board seats held by an independent director, but the Board’s guideline of 100% attendance at meetings reflects the Board’s expectation that each director will meet his or her commitments to the position. The time commitments of directors vary substantially with regard to their individual involvement with their primary positions and commercial, charitable and other organizations. The Board believes that a limitation on board seats held by a director will not adequately express the key functional point about the director’s time commitment to Intel.

Intel has a policy, and an approval process, that generally limits each employee to serving on no more than one company board as a personal, non-Intel activity. The approval process considers both the time commitment involved and the potential for business conflicts between Intel and the other company. This policy is applicable to Intel’s three management directors and its other officers.

Stock Ownership Guidelines.  Directors and officers are encouraged to be stockholders of the company through their participation in the company’s stock option and employee stock participation plans. Stock ownership guidelines have been established by the Board of Directors for independent directors and corporate officers to better ensure that they each maintain an equity stake in the company, and by doing so appropriately link their interests with those of the other stockholders. These guidelines provide that, within a five-year period following appointment or election, the covered individuals should attain and hold an investment position (not including unexercised stock options) of no less than a specified number of shares of Intel stock (for officers, approximating three to five times the sum of their base salary and annual incentive target, depending on the individual’s scope of responsibilities, and a similar guideline for independent directors). Directors and officers may not invest in (purchase or otherwise receive, or write) derivatives of Intel securities, e.g., puts and calls on Intel securities (with limited exceptions) or enter into any “short sales” or “short positions” with respect to Intel securities. A short position is one in which the person will profit if the market price of Intel securities either remains the same or decreases. Intel considers it inappropriate and contrary to the interests of Intel and its stockholders for directors and officers to take investment positions when the person would obtain a personal benefit in such a case.

ITEM 2.	PROPERTIES

At December 25, 2004, we owned the major facilities described below (square feet in millions):

No. of Bldgs.	Location	Total Sq. Ft.	Use
123	United States(A)	27.2	Executive and administrative offices, wafer fabrication, research and development, sales and marketing, computer and service functions, and warehousing.
9	Ireland	3.1	Wafer fabrication, warehousing and administrative offices.
12	Malaysia(B)	2.3	Components assembly and testing, boards and systems manufacturing, research and development, warehousing and administrative offices.
16	Israel(C)	2.0	Wafer fabrication, research and development, warehousing and administrative offices.
5	Philippines(D)	1.4	Components assembly and testing, warehousing, administrative offices, and research and development.
5	China(E)	0.9	Components assembly and testing, research and development, and administrative offices.
4	Costa Rica	0.9	Components assembly and testing, warehousing and administrative offices.
2	India(F)	0.5	Sales and marketing, research and development, and administrative offices.
1	United Kingdom	0.2	Sales and marketing and administrative offices.
3	Japan	0.2	Sales and marketing and administrative offices.
1	Germany	0.1	Sales and marketing and administrative offices.

(A)	Lease on portion of the land used for these facilities expires in 2023.

(B)	Leases on portions of the land used for these facilities expire in 2033 through 2059.

(C)	Leases on portions of the land used for these facilities expire in 2039 through 2045.

(D)	Leases on portions of the land used for these facilities expire in 2046.

(E)	Leases on portions of the land used for these facilities expire in 2046 through 2053.

(F)	Lease on portion of the land used for these facilities expires in 2009.

As of December 25, 2004, we also leased 57 major facilities in the U.S. totaling approximately 2.4 million square feet and 61 facilities in other countries totaling approximately 2.8 million square feet. These leases expire at varying dates through 2021 and include renewals at our option. Leased facilities in the U.S. decreased during 2004, primarily due to the expiration or termination of leases on facilities no longer needed, while leased facilities in other countries increased due to expanded operations in certain locations. We are seeking to sublease approximately 0.5 million square feet of building space. We believe that our existing facilities are suitable and adequate for our present purposes, and that, except as we have discussed above, the productive capacity in such facilities is substantially being utilized or we have plans to utilize it. We also have approximately 0.7 million square feet of building space in various international sites under construction for assembly and testing and research and development purposes. For information regarding environmental proceedings related to certain facilities, see “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

We do not identify or allocate assets or depreciation by operating segment. For information on net property, plant and equipment by country, see “Note 19: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

A.  Tax Matters

In August 2003, in connection with the U.S. Internal Revenue Service’s (IRS’s) regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments primarily related to the amounts reflected by Intel on these returns as a tax benefit for its export sales. In January 2005, the IRS issued formal assessments for these adjustments. The company does not agree with these adjustments and intends to appeal these assessments. If the IRS prevails in its position, Intel’s federal income tax due for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

Although the final resolution of the adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

B.  Litigation

Intel currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs or future periods.

MicroUnity, Inc. v. Intel Corporation, et al.

U.S. District Court, Eastern District of Texas

In March 2004, MicroUnity, Inc. filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claims that Intel® Pentium® III, Pentium® 4, Pentium® M and Itanium® 2 microprocessors infringe seven MicroUnity patents, and that certain Intel chipsets infringe one MicroUnity patent. MicroUnity also alleges that Dell products that contain these Intel products infringe the same patents. At Dell’s request, Intel agreed to indemnify Dell with respect to MicroUnity’s claims against Dell, subject to the terms of a prior agreement between Intel and Dell. MicroUnity seeks an injunction, unspecified damages and attorneys’ fees against both Intel and Dell. Intel disputes MicroUnity’s claims and intends to defend the lawsuit vigorously.

Barbara Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.

(formerly Deanna Neubauer, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.)

Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel Pentium 4 microprocessors are less powerful and slower than systems containing Intel Pentium III microprocessors and a competitor’s microprocessors. In July 2004, the Court certified against Intel an Illinois-only class of certain end use purchasers of certain Pentium 4 microprocessors or computers containing such microprocessors. The Court denied plaintiffs’ motion for reconsideration of this ruling. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the Court’s class certification order. The plaintiffs and Intel thereafter filed a joint application for discretionary appeal of the trial court’s class certification ruling. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

Japan Fair Trade Commission Investigation

In April 2004, the Japanese Fair Trade Commission (JFTC) commenced an investigation into the sales and marketing activities of Intel’s Japanese subsidiary, including whether Intel’s Japanese subsidiary unfairly influenced Japanese computer makers to use Intel microprocessors instead of microprocessors sold by competitors. The JFTC is reviewing documents and information from Intel and others and has been conducting interviews. Intel understands that the JFTC may make a decision regarding whether, and how, to proceed during the first quarter of 2005. Intel is cooperating with the JFTC in the investigation.

C.  Environmental Proceedings

Intel has been named to the California and U.S. Superfund lists for three of our sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency (EPA) to evaluate the groundwater in areas adjacent to one of our former sites. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site, including expected costs of completion. Under the California and U.S. Superfund statutes, liability for cleanup of this site and the adjacent area is joint and several. Intel, however, has reached agreement with those same two companies that significantly limits Intel’s liabilities under the proposed cleanup plan. Also, we have completed extensive studies at our other sites, and we are engaged in cleanup at several of these sites. In the opinion of management, the potential losses to the company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the company’s financial position or overall trends in results of operations, even if joint and several liability were to be assessed.

The estimate of the potential impact on the financial position, cash flows or overall results of operations for the above tax matters and legal and environmental proceedings could change in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price range of Intel common stock and dividend information may be found in “Financial Information by Quarter (Unaudited)” in Part II, Item 8 on page 80 of this Form 10-K. Additional information concerning dividends may be found in the following sections of this Form 10-K: “Selected Financial Data” in Part II, Item 6 and “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity” in Part II, Item 8.

In each quarter during 2004, we paid a cash dividend of $0.04 per common share, for a total of $0.16 for the year ($0.02 each quarter during 2003 for a total of $0.08 for the year). We have paid a cash dividend in each of the past 49 quarters. On February 2, 2005, our Board of Directors declared a cash dividend of $0.08 per common share for the first quarter of 2005. The dividend is payable on March 1, 2005 to stockholders of record on February 7, 2005.

As of January 28, 2005, there were approximately 230,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Issuer Purchases of Equity Securities

Period (Shares in Millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
September 26, 2004–October 23, 2004	13.3	$20.73	13.3	189.2
October 24, 2004–November 20, 2004	58.4	$22.41	58.4	630.8
November 21, 2004–December 25, 2004	17.3	$24.10	17.3	613.5

Total	89.0	$22.48	89.0

The company has an ongoing authorization, as amended, from the Board of Directors to repurchase shares of Intel’s common stock in the open market or in negotiated transactions. The company’s authorization is for up to 2.8 billion shares, which includes the most recent authorization in November 2004 to purchase an additional 500 million shares. We generally do not purchase stock during the “quiet periods” we have established in advance of the publication of our quarterly Earnings Release and Business Update release. For a discussion of our quiet periods, see “Status of Business Outlook and Related Risk Factor Statements” in Part II, Item 7 on page 42 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

Ten Years Ended December 25, 2004

(In Millions)	Net Revenue	Gross Margin	Research & Development	Operating Income	Net Income
2004	$34,209	$19,746	$4,778	$10,130	$7,516
2003	$30,141	$17,094	$4,360	$7,533	$5,641
2002	$26,764	$13,318	$4,034	$4,382	$3,117
2001	$26,539	$13,052	$3,796	$2,256	$1,291
2000	$33,726	$21,076	$3,897	$10,395	$10,535
1999	$29,389	$17,553	$3,111	$9,767	$7,314
1998	$26,273	$14,185	$2,509	$8,379	$6,068
1997	$25,070	$15,125	$2,347	$9,887	$6,945
1996	$20,847	$11,683	$1,808	$7,553	$5,157
1995	$16,202	$8,391	$1,296	$5,252	$3,566

(In Millions—Except Per Share Amounts)	Basic Earnings Per Share†	Diluted Earnings Per Share†	Weighted Average Diluted Shares Outstanding	Dividends Declared Per Share	Dividends Paid Per Share	Net Investment in Property, Plant & Equipment
2004	$1.17	$1.16	6,494	$.160	$.160	$15,768
2003	$0.86	$0.85	6,621	$.080	$.080	$16,661
2002	$0.47	$0.46	6,759	$.080	$.080	$17,847
2001	$0.19	$0.19	6,879	$.080	$.080	$18,121
2000	$1.57	$1.51	6,986	$.070	$.070	$15,013
1999	$1.10	$1.05	6,940	$.055	$.055	$11,715
1998	$0.91	$0.86	7,035	$.025	$.033	$11,609
1997	$1.06	$0.97	7,179	$.029	$.028	$10,666
1996	$0.78	$0.73	7,101	$.024	$.023	$8,487
1995	$0.54	$0.50	7,072	$.019	$.018	$7,471

(In Millions—Except Employees)	Total Assets	Long-Term Debt & Put Warrants	Stockholders’ Equity	Additions to Property, Plant & Equipment	Employees at Year-End (In Thousands)
2004	$48,143	$703	$38,579	$3,843	85.0
2003	$47,143	$936	$37,846	$3,656	79.7
2002	$44,224	$929	$35,468	$4,703	78.7
2001	$44,395	$1,050	$35,830	$7,309	83.4
2000	$47,945	$707	$37,322	$6,674	86.1
1999	$43,849	$1,085	$32,535	$3,403	70.2
1998	$31,471	$903	$23,377	$4,032	64.5
1997	$28,880	$2,489	$19,295	$4,501	63.7
1996	$23,735	$1,003	$16,872	$3,024	48.5
1995	$17,504	$1,125	$12,140	$3,550	41.6

†	Amortization of goodwill reduced basic earnings per share by $0.23 in 2001, $0.19 in 2000 and $0.05 in 1999, and reduced diluted earnings per share by $0.22 in 2001, $0.18 in 2000 and $0.05 in 1999. Goodwill is no longer amortized, beginning in 2002.

In addition, the ratio of earnings to fixed charges for each of the five years in the period ended December 25, 2004 was as follows:

2004	2003	2002	2001	2000
107x	72x	32x	18x	171x

Fixed charges consist of interest expense and the estimated interest component of rent expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with Intel’s overall strategy and the strategy for our major business units, to give the reader an overview of the goals of our business and the direction in which our business and products are moving. The strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Beginning on page 30, we discuss our Results of Operations for 2004 compared to 2003, and for 2003 compared to 2002, beginning with an Overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Financial Condition,” “Contractual Obligations” and “Off-Balance-Sheet Arrangements.” On page 40, we conclude this MD&A with our “Business Outlook” section, discussing our outlook for 2005.

This MD&A should be read in conjunction with the other sections of this annual report on Form 10-K, including Part I, “Item 1: Business”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of February 16, 2005.

Strategy

Our goal is to be the preeminent building block supplier to the worldwide digital economy. As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design and manufacture of integrated circuits and our financial resources, as well as our global presence and brand recognition. Our global marketing strategy is designed to associate our brands with advanced technology and innovation. In addition, under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives.

Our primary focus is on developing advanced integrated silicon technology solutions, which we believe will provide the performance necessary to help accelerate the convergence of computing and communications capabilities with digital content. Convergence refers to combining computing and communications capabilities in an integrated product solution. We believe that convergence is occurring primarily in three areas: the digital home, the digital enterprise and with mobile Internet users. We also provide key components for networking and communications infrastructures used to connect technology users.

We believe that users of computing and communications devices want improved performance, which includes faster processing performance and/or improved capabilities such as multithreading or multitasking, lower system power consumption, seamless connectivity, improved security, reliability, ease of use and interoperability among devices. It is our goal to incorporate features addressing these capabilities in our various products to meet user demands. We also believe that our customers who build computing and communications systems and devices will benefit if our products incorporating these capabilities are based on a platform solution. We define a platform as a collection of silicon components and software designed to provide a better user solution when used in combination than if used separately. The success of our strategies to add more features to our microprocessors and offer platform solutions is dependent on our ability to select and incorporate features that customers value, and to market those features effectively.

We view technology standards as an important way to advance new technologies and foster industry infrastructures or ecosystems. We work with the industry in various areas to help establish technology standards, ultimately incorporating many of these standards into our own product offerings.

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

Under our Intel Capital program, we make equity investments in companies around the world to further our strategic objectives and support our key business initiatives. The Intel Capital program generally focuses on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. We invest in companies that develop software, hardware or services supporting our technologies. Our current investment focus areas include enabling mobile wireless devices, helping to advance the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Both of our operating segments use their core competencies in the design and manufacture of integrated circuits, as well as key silicon and platform capabilities, to provide building blocks for technology solutions. The Intel Architecture business provides advanced technologies to support the desktop, mobile and enterprise computing market segments. The Intel Communications Group (ICG) focuses on flash memory products, wired and wireless connectivity products, application processors, cellular baseband chipsets, and key components for networking and communications infrastructure devices. In 2004, the company combined its communications-related businesses into a single organization, ICG. Previously, these communications businesses were in two separate product-line operating segments: the former Intel Communications Group and the Wireless Communications and Computing Group (WCCG).

In January 2005, we announced a planned reorganization of our business groups to bring all major product groups in line with the company’s strategy to drive development of complete technology platforms. These new business units include the Mobility Group, the Digital Enterprise Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. We expect this reorganization to become effective in 2005. Because the reporting period for this Form 10-K is as of December 25, 2004, the operating segments discussed in this MD&A are presented under the organizational structure that existed as of December 25, 2004. Our strategy discussed in this Form 10-K may undergo some changes as the reorganization takes effect.

Intel Architecture Business

The Intel Architecture business develops platform solutions based on our microprocessors, chipsets and board-level products, which are optimized for use in the desktop, mobile and server computing market segments. As devices continue to be developed that take advantage of converged computing and communications capabilities and digital content, our goal is to continue to deliver processors with improved performance. Intel’s Hyper-Threading Technology (HT Technology), which can enable an improved multitasking user environment, and Intel® Centrino™ mobile technology, which can enhance the mobile computing experience, are examples of the features we offer in our products that can improve performance. In addition, we believe that system security and reliability features at the hardware level will facilitate an enhanced computing experience for users, and we are working to provide these capabilities in future products.

To deliver processors with the next level of performance, we have focused our efforts on providing dual- and multi-core microprocessors in the future. Dual- and multi-core microprocessors will incorporate two or more processor cores on a single chip, rather than just one microprocessor core. These products are expected to complement our effort to enable more capabilities, performance and flexibility for users beyond processor speed. To deliver processors with the next level of performance in the near term, we are working to increase the size of the built-in data-storage capacity on the chip, known as cache memory. Larger amounts of cache memory allow for faster performance at equivalent processor speeds by allowing faster data retrieval for applications that can effectively use additional cache memory.

For the desktop market segment, our strategy is to introduce microprocessors and chipsets with improved performance tailored to the needs of different market segments using a tiered branding approach. For the performance desktop market segment, we offer the Intel® Pentium® 4 processor family of products. For the desktop value market segment, we offer the Intel® Celeron® processor family of products. Each of these families of products has complementary chipset products.

For the mobile market segment, our strategy is to deliver products optimized for some or all of the four mobility vectors: performance, battery life, form factor (the physical size and shape of a device) and wireless connectivity. For performance mobility users, we offer Intel Centrino mobile technology, designed and optimized specifically for the four key vectors of mobility. The newest version of Intel Centrino mobile technology, formerly code-named “Sonoma,” consists of an Intel® Pentium® M processor and a chipset from the Mobile Intel® 915 Express chipset family (both offered by the Intel Architecture business) as well as a wireless connection (from ICG) that is based on the 802.11 industry standard. For portable PC users who want systems with near-desktop features, including improved performance, larger screens, full-size keyboards and multiple hard drives, we offer the Mobile Intel® Pentium® 4 processor. In addition, for the mobile value market segment, we offer the Intel® Celeron® M processor and the Mobile Intel® Celeron® processor.

Our strategy for the enterprise market segment is to provide processors and chipsets with improved performance as well as competitive price for performance for entry-level to high-end servers and workstations. These products address the needs of various levels of data processing and compute-intensive applications. Our Intel® Xeon™ processor family of products supports a range of entry-level to high-end technical and commercial computing applications for the workstation and server market segments. Our Intel® Itanium® processor family, which includes the Intel® Itanium® 2 processor, generally supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Intel Communications Group

Within ICG, our strategy is to be the leading supplier of silicon and other component-level communications building blocks for OEMs and other systems builders. We are focused on developing products for the wireless handheld computing and communications market segments as well as products that we believe will help continue to build out the Internet.

Component-level products for the wireless handheld computing and communications market segments include flash memory products, application processors and cellular baseband chipsets. Our strategy for our flash memory products is to offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In addition to having offerings that meet the needs of cellular customers, we offer flash memory products that meet the needs of other market segments, such as the broad market segment. The broad market segment includes flash memory products found in various applications, including set-top boxes, networking products, and other devices such as DVD players and DSL cable modems. In our flash memory product portfolio, we currently offer NOR flash memory products such as Intel StrataFlash® Wireless Memory, which uses two-bits-per-cell technology to provide a single-chip solution for fast code execution, with higher storage densities and 1.8-volt operation optimized for advanced mobile phone designs. In application processing, Intel XScale® technology provides the processing capability in data-enabled mobile phones and PDAs. Addressing the trend toward convergence in computing and communications, we offer stacked packaging solutions (stacking an application processor on top of memory) as well as packaging that stacks several memory chips together.

In support of the build-out of the Internet, we offer products designed for wired and wireless connectivity; for the communications infrastructure, including network and embedded processors; and for networked storage. Our strategy for connectivity products is to expand our product portfolio in the local area network (LAN) market segment and to address the metropolitan area network (MAN) and networked storage market segments. Within the LAN and MAN market segments, we are investing in Gigabit Ethernet and 10-Gigabit Ethernet, as well as wireless technologies based on industry standards for wireless 802.11 (WLAN, or WiFi) mobile applications and the emerging standard supporting 802.16 (or WiMAX) for broadband connectivity. We currently offer a variety of wireless connectivity products based on the 802.11 standard for notebook PCs as part of Intel Centrino mobile technology. For the communications infrastructure, we deliver network processing-related products that are basic building blocks for modular communications platforms. These products include advanced, programmable processors used to manage and direct data moving across the Internet and corporate networks. We also offer embedded processors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems. In the networked storage market segment, we offer products that allow storage resources to be added in either of the two most prevalent types of storage networks: Ethernet or Fibre Channel.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which impacts goodwill impairments; valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair manufacturing assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies do not require us to make estimates or judgments that are difficult or subjective.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Goodwill.  Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Components are defined as operations for which discrete financial information is available and reviewed by segment management. The ICG operating segment is made up of two reporting units: the flash memory reporting unit and the ICG reporting unit. All of the ICG operating segment goodwill is included in the ICG reporting unit. Our review process uses the income method to estimate the reporting unit’s fair value and is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed market segment growth rates and Intel’s assumed market segment share; estimated costs; and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. The same estimates are also used in planning for our long-term manufacturing and assembly and test capacity needs as part of our capital budgeting process and for both long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. In determining the carrying value of the reporting unit, we must include an allocation of our manufacturing and assembly and test assets because of the interchangeable nature of our manufacturing and assembly and test capacity. This allocation is based on each reporting unit’s relative percentage utilization of our manufacturing and assembly and test assets. During the fourth quarter of 2004, we completed our most recent review and determined that the fair value of the ICG reporting unit was in excess of its carrying value; therefore, goodwill was not impaired. Our review of goodwill in 2003 resulted in a $611 million non-cash impairment charge related to the then-existing Wireless Communications and Computing Group reporting unit. A substantial majority of our remaining recorded goodwill is related to the ICG reporting unit. The estimates we used in our most recent annual review for the ICG reporting unit assume that we will gain market segment share in the future and that the communications business will experience a gradual recovery and return to growth from the current trends. Prior to the combination of our communications-related businesses, our consumer electronics business, which was previously part of our former ICG operating segment, was moved to our Intel Architecture business. Based on the estimated fair value of the consumer electronics business relative to the former ICG reporting unit, goodwill of $466 million was transferred to our Intel Architecture business. In January 2005, we announced a planned reorganization of our business groups that will change the operating segments where the goodwill resides as well as the reporting units that are used to evaluate goodwill for impairment.

Non-Marketable Equity Securities.  Under our Intel Capital program, we typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At December 25, 2004, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $507 million ($665 million at December 27, 2003).

Investments in non-marketable equity securities are inherently risky, and a number of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. In the current equity market environment, while the availability of additional funding from venture capital sources has improved, the companies’ ability to take advantage of liquidity events, such as initial public offerings, mergers and private sales, remains constrained.

We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios and the rate at which the investee is using its cash, and (e) the investee’s receipt of additional funding at a lower valuation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio, primarily impairments of non-marketable equity securities, were approximately $117 million in 2004 ($319 million in 2003 and $524 million in 2002).

Inventory.  The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months or less. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecasts, which are also consistent with our short-term manufacturing plans. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

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

Income Taxes.  We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions, such as the tax benefit for export sales, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see “Note 10: Provision for Taxes” and “Note 18: Contingencies” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Results of Operations

Overview

In 2004, we experienced another year of double-digit growth in annual revenue and gross margin dollars. Our Intel Architecture business contributed most of this growth, largely from higher unit sales of microprocessors. The Intel Architecture business continues to represent a large percentage of our business, accounting for 85% of our 2004 consolidated net revenue. Within ICG, we saw 28% growth in revenue, mostly driven by higher unit sales of our flash memory products. In 2004, we also ramped the production of our 90-nanometer process technology on 300-millimeter (mm) wafers, and exited the year with the majority of our processor shipments to the computing industry based on this technology. We continue to see strength in both our emerging and mature markets. For 2004, we increased the operating profit in our Intel Architecture business by 17% and reduced the losses slightly in our communications business. In addition, our business continued to generate significant cash, and we were able to use $7.5 billion to buy back our stock and pay $1.0 billion in dividends while maintaining our strong financial position.

In 2005, we are planning for further growth in both annual revenue and gross margin dollars, with higher unit sales for microprocessors. However, we are also expecting higher manufacturing start-up costs related to the ramp of our 65-nanometer process technology, particularly in the first half of 2005. Growth in sales and profitability depends on our ability to successfully ramp new products, and to obtain continuing benefits from the productive use of our manufacturing assets. We expect to introduce our first dual-core processors in 2005, as we continue to focus on enabling more capabilities, performance and flexibility for users beyond processor speed. We also plan to design our products around entire platforms. In line with this platform focus, in January 2005, we announced a reorganization to align our business groups across our major platform initiatives. Because the reporting period for this Form 10-K is as of December 25, 2004, the results of operations for all comparative periods, including the comparison of the 2003 to 2002 results, are presented under the organizational structure that existed as of December 25, 2004.

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Cost of sales	42.3%	43.3%	50.2%

Gross margin	57.7%	56.7%	49.8%
Research and development	14.0%	14.5%	15.1%
Marketing, general and administrative	13.6%	14.2%	16.2%
Impairment of goodwill	—	2.0%	—
Amortization and impairment of acquisition-related intangibles and costs	0.5%	1.0%	2.0%
Purchased in-process research and development	—	—	0.1%

Operating income	29.6%	25.0%	16.4%

The following table sets forth information on our geographic regions for the periods indicated:

	2004		2003		2002
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Americas	$7,965	23%	$8,403	28%	$8,648	32%
Asia-Pacific	15,380	45%	12,161	40%	10,073	38%
Europe	7,755	23%	6,868	23%	6,139	23%
Japan	3,109	9%	2,709	9%	1,904	7%

Total	$34,209	100%	$30,141	100%	$26,764	100%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Our net revenue for 2004 was $34.2 billion, an increase of $4.1 billion, or 13.5%, compared to 2003. This increase was primarily due to higher net revenue from sales of microprocessors in our Intel Architecture business accompanied by higher net revenue for ICG.

Our Asia-Pacific region’s revenue made up the largest portion of our total revenue during 2004 and increased 26%, reflecting both growth in local consumption and movement of more of the production for our customers’ PC supply chain to Asia. This movement in the supply chain negatively affected the Americas region, with a decrease in revenue of 5% in 2004 compared to 2003. Japan revenue increased 15%, and the Europe region’s revenue increased 13% in 2004 compared to 2003.

Overall gross margin dollars were $19.7 billion, an increase of $2.7 billion, or 16%, compared to 2003. Our overall gross margin percentage increased to 57.7% in 2004 from 56.7% in 2003. The gross margin percentage for the Intel Architecture business was higher than in 2003, and the gross margin percentage in our communications business was lower than in 2003. See “Business Outlook” on page 40 of this section for a discussion of gross margin expectations.

Our net revenue for 2003 was $30.1 billion, an increase of 13% compared to 2002. This increase in net revenue was primarily from our Intel Architecture business, which had increased sales of microprocessors and chipsets. This increase was partially offset by lower net revenue for ICG.

In 2003, our Asia-Pacific region’s revenue made up the largest portion of our total revenue and increased 21% compared to 2002, reflecting growth in local consumption and movement of more of the production for our customers’ PC supply chain to Asia. Revenue in Europe improved, increasing 12%, in 2003 compared to 2002. Japan experienced substantial improvement with increased revenue of 42%, primarily driven by retail sales as well as higher notebook exports by Japanese manufacturers. Revenue from the Americas region continued to decrease as a percent of our total revenue and declined 3% in 2003 compared to 2002. In 2003, we continued to experience growth in emerging markets in Asia and Europe, and began to see some evidence of higher technology infrastructure spending in mature markets in Europe and the U.S.

Our overall gross margin percentage increased to 56.7% for 2003 from 49.8% in 2002. Improved gross margin within the Intel Architecture business as well as a shift in the total company revenue mix to the higher margin Intel Architecture business contributed to our improved total gross margin. Improvement in the Intel Architecture gross margin was partially offset by a decline in the gross margin percentage for ICG.

Intel Architecture Business

The revenue and operating income for the Intel Architecture operating segment for the three years ended December 25, 2004 were as follows:

(In Millions)	2004	2003	2002
Microprocessor revenue	$24,463	$21,937	$18,676
Chipset, motherboard and other revenue	4,704	4,241	3,671

Total revenue	$29,167	$26,178	$22,347
Operating income	$12,067	$10,354	$6,498

Revenue for the Intel Architecture operating segment increased by $3.0 billion, or 11%, in 2004 compared to 2003. Revenue from sales of microprocessors increased 12% while revenue from sales of chipsets and motherboards increased 11%. The increase in Intel Architecture revenue was primarily due to higher unit sales for microprocessors in the computing market segment. Sales of microprocessors designed for the desktop, mobile and server market segments all increased substantially in 2004. Consistent with this increase in sales of microprocessors, we also experienced higher unit sales of our chipsets and motherboards in 2004 compared to 2003. We ramped our 90-nanometer process technology in 2004, and exited the year with the majority of our microprocessors shipped being manufactured on this technology.

Operating income increased to $12.1 billion in 2004 compared to $10.4 billion in 2003. The 17% increase was primarily due to the impact of higher revenue and lower unit costs for microprocessors, as well as approximately $160 million of lower manufacturing start-up costs. These increases in operating income were partially offset by higher operating expenses and a $162 million charge in Q1 2004 relating to a settlement agreement with Intergraph Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

For 2003, revenue for the Intel Architecture operating segment increased by $3.8 billion, or 17%, compared to 2002. Revenue from sales of microprocessors increased 17% while revenue from sales of chipsets and motherboards increased 16%. The increase in Intel Architecture revenue was primarily due to significantly higher unit sales and to a lesser extent due to a slightly higher average selling price for microprocessors, as well as significantly higher unit sales of chipsets in 2003. During 2003, we rapidly ramped the Intel Centrino mobile technology and the Pentium M processor for mobile computers. We also saw increased sales of Pentium 4 processors with HT Technology and higher sales of Intel Xeon processors in the server market segment.

Operating income increased by $3.9 billion, or 59%, in 2003 compared to 2002. The increase was primarily due to the impact of higher revenue, lower unit costs for microprocessors and chipsets, and charges for under-utilized factory capacity that were lower than in 2002 by approximately $150 million. These improvements were partially offset by approximately $390 million of higher start-up costs in 2003 related to the ramp of 90-nanometer technology on 300mm wafer manufacturing.

Intel Communications Group

The revenue and operating loss for the ICG operating segment for the three years ended December 25, 2004 were as follows:

(In Millions)	2004	2003	2002
Revenue	$5,027	$3,928	$4,288
Operating loss	$(791)	$(824)	$(817)

Revenue increased by $1.1 billion, or 28%, in 2004 compared to 2003, primarily due to higher revenue from higher unit sales of flash memory products, embedded processing components and wireless connectivity products. Revenue from flash memory products increased to $2.3 billion in 2004 from $1.6 billion in 2003.

The operating loss decreased to $791 million in 2004 from a loss of $824 million in 2003. Contributing to the lower operating loss were higher revenue, as well as approximately $100 million from lower inventory write-offs for flash memory products due to improved demand and sales of flash memory product inventory that had been previously written down. These improvements were partially offset by higher unit costs for flash memory products as we sold higher density products, as well as the negative impact of reducing the carrying value of ending inventory to lower current replacement costs. In addition, higher startup costs in 2004 of approximately $160 million partially offset the decrease in operating loss.

For 2003, revenue decreased by $360 million, or 8%, compared to 2002. The decrease was primarily due to lower unit sales of flash memory products. Revenue from flash memory products decreased to $1.6 billion in 2003 from $2.1 billion in 2002. In 2003, revenue for flash memory products was negatively affected by lost business as a result of the pricing strategy on certain products. This decrease was partially offset by increases in revenue for wireless connectivity products, increases in revenue from sales of application processors for data-enabled cellular phones and handheld computing devices, and increases in revenue from sales of embedded processing components.

The operating loss remained relatively flat in 2003 at $824 million, compared to $817 million in 2002. Negative impacts to the operating results included lower revenue and higher inventory write-offs for flash memory products, and a mix shift to lower margin wired connectivity products. These negative impacts were offset primarily by a decrease in operating expenses of $160 million in 2003 as we continued our efforts to streamline operations and refocus on our core strategic areas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating Expenses

Operating expenses for the three years ended December 25, 2004 were as follows:

(In Millions)	2004	2003	2002
Research and development	$4,778	$4,360	$4,034
Marketing, general and administrative	$4,659	$4,278	$4,334
Impairment of goodwill	$—	$617	$—
Amortization and impairment of acquisition-related intangibles and costs	$179	$301	$548
Purchased in-process research and development	$—	$5	$20

Research and development spending increased $418 million, or 10%, in 2004 compared to 2003, and increased $326 million, or 8%, in 2003 compared to 2002. This increase in 2004 compared to 2003 was primarily due to higher expenses related to development for manufacturing process technologies, including the 65-nanometer process on 300mm wafers, and higher expenses for product development programs in the Intel Architecture business, as well as higher profit-dependent compensation expenses. The increase in 2003 compared to 2002 was primarily due to higher expenses for product development programs in the Intel Architecture business and higher spending on the development of manufacturing process technologies, including the 65-nanometer process technology, as well as higher profit-dependent compensation expenses.

Marketing, general and administrative expenses increased $381 million, or 9%, in 2004 compared to 2003. The increase in 2004 was primarily due to higher cooperative advertising expenses (as a result of higher revenue in our Intel Architecture business and because our customers used a higher percentage of their available Intel Inside® program funds) and increased profit-dependent compensation expenses. In addition, the increase was due to higher marketing expenses from additional marketing programs and increased advertising expenses. Marketing, general and administrative expenses were flat in 2003 compared to 2002. In 2003, we lowered our discretionary spending and other expenses as we reduced headcount and refocused on core strategic areas. This decrease in expenses was offset by higher marketing expenses due to the launch of the Intel Centrino mobile technology brand in 2003; increased profit-dependent compensation expenses; and higher expenses related to the Intel Inside cooperative advertising program, primarily due to higher microprocessor revenue.

Research and development along with marketing, general and administrative expenses were approximately 28% of net revenue in 2004, 29% of net revenue in 2003 and 31% of net revenue in 2002.

Amortization of acquisition-related intangibles and costs was $179 million in 2004, $301 million in 2003 and $548 million in 2002. The decreased amortization each year compared to the previous year was primarily due to a portion of the intangibles related to prior acquisitions becoming fully amortized.

During the fourth quarter of 2004, we completed our annual impairment review for goodwill and determined that the fair value of the ICG reporting unit was in excess of its carrying value; therefore goodwill was not impaired. In our 2003 goodwill impairment review, we found indicators of impairment for the then-existing WCCG reporting unit. At that time, the WCCG business, comprising primarily flash memory products and cellular baseband chipsets, had not performed as management had expected. In the fourth quarter of 2003, it became apparent that WCCG was expected to grow more slowly than previously projected. A slower-than-expected rollout of products and slower-than-expected customer acceptance of our products in the baseband chipset business, as well as a delay in the transition to next-generation phone networks, had pushed out the forecasts for sales of products for high-end data cell phones. These factors resulted in lower growth expectations for the reporting unit and triggered a $611 million charge for impairment of goodwill. Also during 2003, we recorded a $6 million charge for impairment of the goodwill related to one of our seed businesses. Seed businesses support the company’s strategic initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Losses on Equity Securities, Interest and Other, and Taxes

Losses on equity securities, net, interest and other, net and taxes for the three years ended December 25, 2004 were as follows:

(In Millions)	2004	2003	2002
Losses on equity securities, net	$(2)	$(283)	$(372)
Interest and other, net	$289	$192	$194
Provision for taxes	$2,901	$1,801	$1,087

Losses on equity securities and certain equity derivatives for 2004 were $2 million compared to $283 million for 2003. The improvement was primarily driven by lower impairment charges on investments, particularly on non-marketable equity securities (approximately $117 million for 2004 and $319 million for 2003). The decrease in the impairment charges in 2004 reflected the decrease in the total carrying amount of the non-marketable equity investment portfolio over the past couple of years. The net loss for 2003 also included mark-to-market losses on certain equity securities and equity derivatives offset by gains on equity transactions completed in 2003.

Losses on equity securities and certain equity derivatives for 2003 decreased to $283 million compared to $372 million for 2002. The lower net loss for 2003 was primarily due to lower impairment charges. For 2002, the impairment charges of $524 million were partially offset by net gains of approximately $57 million related to equity securities designated as trading assets and $110 million of net gains on related equity derivatives. The $57 million in net gains included a gain of approximately $120 million, resulting from the designation of formerly restricted equity investments as trading assets as they became marketable. The cumulative difference between their cost and fair market value at the time they became marketable was recorded as a gain in 2002.

Interest and other, net increased to $289 million in 2004 compared to $192 million in 2003, reflecting higher interest income as a result of higher average investment balances and higher interest rates. Interest and other, net for 2004 also included approximately $60 million of gains associated with terminating financing arrangements for manufacturing facilities and equipment in Ireland.

Our effective income tax rate was 27.8% in 2004, 24.2% in 2003 and 25.9% in 2002. The increase in the rate for 2004 was primarily due to a higher amount of tax benefits related to divestitures during 2003 partially offset by an increase in the benefit for export sales. The tax rate for 2004 included a $195 million reduction to the tax provision, primarily from additional benefits for export sales along with higher than anticipated state tax benefits for divestitures, as well as the reversal of previously accrued taxes of $62 million, primarily related to the closing of a state income tax audit. The rate for 2003 included a $758 million reduction to the tax provision related to divestitures, partially offset by the non-deductible goodwill impairment charge.

The decrease in the effective tax rate in 2003 compared to 2002 was primarily attributed to the tax benefits of $758 million related to divestitures that closed during 2003. Although the pre-tax losses on the divestitures for financial statement purposes were not significant, the company was able to recognize tax losses because the tax basis in the stock of the companies sold exceeded the book basis. The impact of these benefits was partially offset by the non-deductible goodwill impairment charge recorded in 2003 and a higher percentage of profits in higher tax jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Financial Condition

Our financial condition remains strong. At December 25, 2004, cash, short-term investments and fixed income debt instruments included in trading assets totaled $16.8 billion, up from $15.9 billion at December 27, 2003. At December 25, 2004, total short-term and long-term debt was $904 million and represented approximately 2% of stockholders’ equity. At December 27, 2003, total debt was $1.2 billion and represented approximately 3% of stockholders’ equity.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For 2004, cash provided by operating activities was $13.1 billion, compared to $11.5 billion in 2003 and $9.1 billion in 2002. In 2004, the majority of the increase in cash provided by operating activities was due to higher net income. Working capital sources of cash included increases in income taxes payable, accrued compensation and benefits, and accounts payable. The increase in income taxes payable was primarily due to the timing of refunds and higher earnings in 2004 compared to 2003, partially offset by higher estimated tax payments made for 2004. Accrued compensation and benefits increased, primarily due to higher accruals related to employee bonuses. Accounts payable was higher, primarily due to the timing of capital expenditures. Accounts receivable was relatively flat in 2004 compared to 2003 and increased in 2003 over 2002 levels, primarily due to higher revenue in 2003. Despite an increase in sales, the days’ sales outstanding decreased to 34 days at December 2004 compared to 36 days at December 2003 and 34 days at December 2002. The decrease in 2004 was due to a higher proportion of sales occurring at the beginning of the fourth quarter. For 2004, our three largest customers accounted for approximately 42% of net revenue, with one of these customers accounting for approximately 19% of revenue and another customer accounting for approximately 16%. For 2003, our three largest customers accounted for approximately 42% of net revenue (38% of net revenue for 2002). Additionally, these three largest customers accounted for approximately 45% of net accounts receivable at December 25, 2004 (approximately 43% at December 27, 2003 and 39% at December 28, 2002). Inventories were relatively flat in 2004 compared to 2003 levels but represented increases over 2002, primarily due to ramping of new products at that time. During 2003, working capital uses of cash also included a decrease in income taxes payable.

Investing cash flows consist primarily of capital expenditures and the proceeds of investments sold and payment for investments acquired. We used $5.0 billion in net cash for investing activities during 2004, compared to $7.1 billion during 2003 and $5.8 billion during 2002. The higher cash used in investing activities in 2003 resulted from higher net purchases of available-for-sale investments due to improved corporate credit profiles that facilitated a slight shift in our portfolio of investments in debt securities to longer term maturities during that year. Capital expenditures were $3.8 billion, $3.7 billion and $4.7 billion in 2004, 2003 and 2002, respectively, reflecting a lower investment in capital equipment and construction, primarily for additional microprocessor manufacturing capacity in recent years. Capital spending for 2005 is expected to be between $4.9 billion and $5.3 billion, primarily driven by investments in 300mm, 65-nanometer production equipment.

Financing cash flows consist primarily of repurchases and retirement of common stock and payment of dividends to stockholders. We used $7.7 billion in net cash for financing activities in 2004 compared to $3.9 billion in 2003 and 2002. During 2004, our Board of Directors authorized the repurchase of an additional 500 million shares of common stock under the company’s ongoing stock repurchase program, and in 2004 we purchased 301 million shares of common stock for $7.5 billion (176 million shares for $4.0 billion in 2003 and 183 million shares for $4.0 billion in 2002). At December 25, 2004, approximately 614 million shares remained available for repurchase under existing repurchase authorizations. Payment of dividends was $1.0 billion in 2004 ($524 million in 2003 and $533 million in 2002) due to an increase in the quarterly cash dividend from $0.02 per share to $0.04 per share effective beginning in the first quarter of 2004. On February 2, 2005, our Board of Directors declared a cash dividend of $0.08 per common share for the first quarter of 2005. The dividend is payable on March 1, 2005 to stockholders of record on February 7, 2005. Financing sources of cash during 2004 were primarily $894 million in proceeds from the sale of shares pursuant to employee equity incentive plans ($967 million in 2003 and $681 million in 2002).

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during 2004 were approximately $550 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Contractual Obligations

The following table summarizes our significant contractual obligations at December 25, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 25, 2004:

	Payments Due by Period
(In Millions)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$563	$124	$138	$79	$222
Capital purchase obligations[1]	2,752	2,532	220	—	—
Other purchase obligations and commitments[2]	687	264	406	17	—
Long-term debt obligations	736	33	80	171	452

Total[3]	$4,738	$2,953	$844	$267	$674

[1]	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on our balance sheet as of December 25, 2004, as we had not yet received the related goods or taken title to the property. Capital purchase obligations increased from $1.5 billion at December 27, 2003 to $2.8 billion at December 25, 2004, primarily due to purchase obligations for capital equipment relating to our next-generation 65-nanometer process technology.

[2]	Other purchase obligations and commitments include payments due under various types of licenses and non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies, such as co-marketing and co-development initiatives.

[3]	Total does not include contractual obligations recorded on the balance sheet as current liabilities or certain purchase obligations, as discussed below.

Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on Intel and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities and set prices that exceed our expected requirements for three months. Therefore, agreements for the purchase of raw materials and other goods and services are not included in the table above. Agreements for outsourced services generally contain clauses allowing for cancellation without significant penalty, and are therefore not included in the table above.

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These obligations include contingent funding obligations, milestone-based equity investment funding, and acquisition-related deferred cash compensation contingent upon future employment. These arrangements are not considered contractual obligations until the milestone is met by the third party. As of December 25, 2004, assuming all future milestones were met, additional required payments would be approximately $23 million.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone-based obligations are dependent on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

Off-Balance-Sheet Arrangements

As of December 25, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Employee Equity Incentive Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. In May 2004, stockholder approval was obtained for the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, 240 million shares of common stock were made available for issuance during the two-year period ending June 30, 2006. Under the 2004 Plan, options to purchase shares may be granted to all employees and non-employee directors. We may also use other types of equity incentive awards, such as restricted stock, stock units and stock appreciation rights. The 2004 Plan also allows for performance-based vesting for equity incentive awards. We presently expect to request stockholder approval at our May 2005 Annual Stockholders’ Meeting to extend the term of the 2004 Plan by one year, to June 30, 2007, and make additional common shares available for issuance as equity awards to employees and non-employee directors during this period.

We have a goal to keep the potential incremental dilution related to our option program to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options cancelled due to employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.

Options granted to employees, including officers, and non-employee directors from 2000 through 2004 are summarized as follows:

(Shares in Millions)	2004	2003	2002	2001	2000
Total options granted[1]	115	110	174	238	163
Less options cancelled[1]	(32)	(40)	(44)	(47)	(31)
Net options granted	83	70	130	191	132
Net grants as % of outstanding shares[2]	1.3%	1.1%	1.9%	2.8%	2.0%
Grants to listed officers[3] as % of total options granted	1.1%	2.4%	1.7%	0.8%	0.4%
Grants to listed officers[3] as % of outstanding shares[2]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers[3] as % of total options outstanding	2.1%	2.1%	2.1%	2.0%	2.4%

[1]	Excluding options assumed in connection with acquisitions.

[2]	Outstanding shares as of the beginning of each period.

[3]	For 2004, “listed officers” included our Chief Executive Officer and each of the five other most highly compensated executive officers serving at the end of 2004. One of these listed officers retired in January 2005. For 2000 through 2003, “listed officers” included our Chief Executive Officer and each of the four other most highly compensated executive officers serving at the end of the years presented.

In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to listed officers may not exceed 5% of total options granted in any year. During 2004, options granted to listed officers amounted to 1.1% of the grants made to all employees. All stock option grants to executive officers are made after a review by, and with the approval of, the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

For additional information regarding the equity incentive plans and the activity for the past three years, see “Note 11: Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K. Information regarding our equity incentive plans should be read in conjunction with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2005 Proxy Statement, which is incorporated by reference.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In-the-money and out-of-the-money† option information as of December 25, 2004 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	240.5	$16.01	162.6	$19.35	403.1	$17.36
Out-of-the-money	157.0	$35.81	323.8	$32.73	480.8	$33.73

Total options outstanding	397.5	$23.83	486.4	$28.25	883.9	$26.26

†	Out-of-the-money options have an exercise price equal to or above $23.54, the closing price of Intel stock at the end of fiscal 2004, as reported on The NASDAQ Stock Market*.

Options granted to listed officers as a group during 2004 were as follows:

Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term†
				5%	10%
1,210,000	1.1%	$27.00	2014	$20,542,200	$52,057,900

†	Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over a period of 10 years at annualized rates of 5% and 10% from the date of grant. If the stock price does not increase above the exercise price, the realized value from these options would be zero.

Option exercises during 2004 and option values for listed officers as a group as of December 25, 2004 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 25, 2004		Values of Unexercised In-the-Money Options at December 25, 2004†
		Exercisable	Unexercisable	Exercisable	Unexercisable
1,604,000	$31,688,800	7,894,100	10,525,500	$62,308,200	$23,134,800

†	These amounts represent the difference between the exercise price and $23.54, the closing price of Intel stock at the end of fiscal 2004, for all in-the-money options held by listed officers.

Information as of December 25, 2004 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to Be Issued Upon Exercise of Outstanding Options	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column A)
Equity incentive plans approved by stockholders	154.6	$18.73	287.9[1]
Equity incentive plans not approved by stockholders[2]	722.8	$27.97	—

Total	877.4[3]	$26.34	287.9

[1]	Includes 67.5 million shares available under our 1976 Employee Stock Participation Plan.

[2]	Consists of shares available under our 1997 Stock Option Plan.

[3]	Total excludes 6.5 million shares issuable under outstanding options, with a weighted average exercise price of $16.26, originally granted under plans we assumed in connection with acquisitions. The 1997 Stock Option Plan was terminated as to future grants when the 2004 Equity Incentive Plan was approved by the stockholders in May 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

1997 Stock Option Plan

The 1997 Stock Option Plan (the 1997 Plan) provided for the grant of stock options to employees other than officers and directors. This plan, which was not approved by stockholders, was terminated as to future grants when the 2004 Plan was approved by the stockholders in May 2004. The 1997 Plan is administered by the Compensation Committee of the Board of Directors, which has the power to determine matters relating to outstanding option awards under the plan, including conditions of vesting and exercisability. Options granted under the 1997 Plan expire no later than 10 years from the grant date. Options granted under this Plan generally vest within five years, with some options granted in 2003 and 2004 vesting in increments over four or five years from the date of grant and certain grants to key employees having delayed vesting generally beginning six years from the date of grant.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Business Outlook

In 2005, we are planning for continued growth in annual revenue and increasing gross margin dollars. We also expect to see continued growth in the total number of computers using our microprocessors. Further, we expect continued benefit from the productive use of our 90-nanometer process technology on 300mm wafers. At the same time, we will continue to invest in our next generation 65-nanometer process technology. Revenue for ICG is largely dependent on our continuing to secure design wins for our customers’ new and existing products, on supplying the products for these design wins and on OEMs taking the product designs to production. Demand for our flash memory products is uncertain in the highly competitive cellular handset market segment. Revenue growth for our flash memory products is largely dependent on customer demand for higher density flash memory and continued user adoption of new leading-edge cellular handsets. The statements below do not include any impact related to the expensing of stock options according to Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” If we had applied SFAS No. 123R to our results for the year ended December 25, 2004, our gross margin percentage would have been lower by approximately one percentage point. In addition, the expensing of stock options would increase operating expenses, which include both R&D expenses and marketing, general and administrative expenses, and would affect the tax rate. See “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K.

Our financial results are substantially dependent on sales of microprocessors and related components by the Intel Architecture operating segment. Revenue is partly a function of the mix of types and performance capabilities of microprocessors sold, as well as the mix of related chipsets and motherboards, all of which are difficult to forecast. Because of the wide price differences among desktop, mobile and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Microprocessor revenue is also dependent on the availability of other parts of the system platform, including chipsets, motherboards, operating system software and application software. Revenue is also affected by our sales of other semiconductor and non-semiconductor products, and is subject to the impact of economic conditions in various geographic regions.

Our gross margin expectation for 2005 is 58% plus or minus a few points. The 58% midpoint is approximately flat compared to our 2004 gross margin of 57.7%. In the first half of 2005, higher unit volumes for microprocessors and higher factory utilization are expected to be offset by higher start-up costs related to the ramp of our 65-nanometer process technology. In the second half of 2005, these start-up costs should decline, and if our business progresses according to typical seasonal patterns, we expect our gross margin percentage to be higher than in the first half of 2005.

Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices, as well as the mix of types and performance levels of processors sold, and the mix of microprocessors, related chipsets and motherboards, and other semiconductor and non-semiconductor products. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at our factories, timing and execution of the production ramp, excess of manufacturing or assembly and test capacity, the reusability of factory equipment, impairment of manufacturing or assembly and test assets, excess inventory, inventory obsolescence and variations in inventory valuation.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be between $4.9 billion and $5.3 billion in 2005, compared to $3.8 billion in 2004. The midpoint of this range, $5.1 billion, is significantly higher than in 2004. Most of the projected increase will be spent to ramp capacity on our 65-nanometer process technology in 300mm factories. In fact, 90% of our fab equipment spending is anticipated to be on 65-nanometer process technology. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, and manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand.

Depreciation for 2005 is expected to be approximately $4.4 billion, plus or minus $100 million, compared to $4.6 billion in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Our industry is characterized by very short product life cycles, and our continued success is dependent on technological advancement, including developing and implementing new processes and strategic products for specific market segments. Because we consider it imperative to maintain a strong research and development program, spending for research and development in 2005 is expected to increase to approximately $5.2 billion from $4.8 billion in 2004.

Based on acquisitions completed through February 16, 2005, we expect amortization of acquisition-related intangibles and costs to be approximately $120 million in 2005.

At the end of 2004, we held non-marketable equity securities with a carrying value of $507 million. A number of these companies are likely to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed, or they may receive lower valuations with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

Our non-marketable equity securities are part of the Intel Capital program. The program seeks to invest in companies and businesses that can succeed and have an impact on their market segment. However, these types of investments involve a great deal of risk, and there can be no assurance that any specific company, whether at an early or mature stage, or somewhere in between, will grow or will be successful. Consequently, we could lose all or part of our investment. When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. However, our investments in non-marketable equity securities are not liquid, and there can be no assurance that we will be able to dispose of these investments on favorable terms or at all.

We currently expect our tax rate to be approximately 31% for 2005. The estimated effective tax rate is based on tax law in effect at December 25, 2004 and current expected income, and assumes that the company will continue to receive the tax benefit for export sales. See “Note 10: Provision for Taxes” and “Note 18: Contingencies” in Part II, Item 8 of this Form 10-K. The tax rate expectation for 2005 does not reflect the impact of any potential repatriation of earnings under the American Jobs Creation Act of 2004 (the Jobs Act), as we are currently reviewing the provisions of the Jobs Act. If we were to repatriate earnings, our tax expense would increase. The tax rate may also be affected by the closing of acquisitions or divestitures, the jurisdictions in which profits are determined to be earned and taxed, changes in estimates of credits and deductions, the resolution of issues arising from tax audits with various tax authorities, the finalization of various tax returns and changes in our ability to realize deferred tax assets.

We are currently a party to various legal proceedings and claims, including legal proceedings and claims related to taxes and to allegations of patent infringement. Management does not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position, cash flows or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, invalidation of a patent or group of patents, additional taxes owed or, in cases where injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

We operate globally, with sales offices and research and development as well as manufacturing and assembly and test facilities in many countries, and, as a result, we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. If terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U.S., Israel or other locations, such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for our products. The impacts of major health concerns or possible infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, on Intel, its suppliers, customers or other third parties could also adversely affect our business and impact customer order patterns. Business continuity could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. In addition, we may rely on a single or limited number of suppliers, or upon suppliers in a single country. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, market segment share and growth rate assumptions, future economic conditions and recovery in the communications businesses, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Intel operates in intensely competitive industries, and our revenue and gross margin could be affected by factors such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors, pricing pressures, actions taken by our competitors and other competitive factors, as well as market acceptance of our new products in specific market segments, the availability of sufficient inventory to meet demand and the availability of externally purchased components or materials. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Our results could also be affected by adverse effects associated with product defects and errata (deviations from published specifications), and by litigation or regulatory matters involving intellectual property or stockholder, consumer, antitrust and other issues.

We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, gross margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Status of Business Outlook and Related Risk Factor Statements

We expect that our corporate representatives will from time to time meet privately with investors, investment analysts, the media and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-K, including any such statements that are incorporated by reference in this Form 10-K. At the same time, we will keep this Form 10-K and our then-current Business Outlook publicly available on our Investor Relations web site (www.intc.com). The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the Business Outlook and other forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings, our Mid-Quarter Business Updates and at other times.

We intend to publish a Mid-Quarter Business Update on March 10, 2005. From the close of business on March 4, 2005 until publication of the Update, we will observe a “quiet period” during which the Business Outlook and other forward-looking statements first published in our earnings press release on January 11, 2005, as reiterated or updated as applicable, in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations.

A quiet period operating in similar fashion with regard to the Business Outlook and our Form 10-K will begin at the close of business on March 18, 2005 and will extend until the day that our next quarterly earnings release is published, presently scheduled for April 19, 2005. We typically have quiet periods twice each quarter, in advance of our Earnings Release and Mid-Quarter Business Update; however, the exact timing and duration of those routine quiet periods, and any others we utilize from time to time, may vary at our discretion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at December 25, 2004. Actual results may differ materially.

Currency Exchange Rates.  We generally hedge currency risks of non-U.S.-dollar-denominated investments in debt securities with offsetting currency borrowings, currency forward contracts or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro and certain other European and Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established balance sheet and forecasted transaction risk management programs. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $30 million and $10 million at the end of 2004 and 2003, respectively.

Interest Rates.  The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on our investments in fixed rate debt securities are generally swapped to U.S. dollar LIBOR-based returns. We considered the historical volatility of the three-month LIBOR rate experienced in prior years and the duration of our investment portfolio, and determined that it was reasonably possible that an adverse change of 80 basis points (0.80%), approximately 31% of the rate at the end of 2004, could be experienced in the near term. A hypothetical 0.80% increase in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our investment securities of approximately $20 million and $10 million as of the end of 2004 and 2003, respectively.

Marketable Equity Security Prices.  We have a portfolio of strategic equity investments that includes marketable strategic equity securities and derivative equity instruments such as warrants and options, as well as non-marketable equity investments. We invest in companies that develop software, hardware and other technologies or provide services supporting our technologies. This strategic investment program helps advance our overall goal to be the preeminent supplier of building blocks to the worldwide digital economy. Our current investment focus areas include enabling mobile wireless devices, helping to advance the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in the technology field.

Included in trading assets is a portfolio of marketable equity securities held to generate returns that generally offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. Due to the offset, these securities have been excluded from the following market price sensitivity analysis.

To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that we no longer consider strategic, we evaluate market and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. As of December 25, 2004, the fair value of our portfolio of marketable equity investments and equity derivative instruments, including hedging positions, was $662 million.

To assess the market price sensitivity of our marketable portfolio, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable portfolio is substantially concentrated in two companies, which will affect the marketable portfolio’s price volatility. We currently have an investment in Micron Technology, Inc. with a fair value of approximately $400 million, or 60% of the total marketable portfolio value including equity derivative instruments at December 25, 2004. In addition, we have an investment in Elpida Memory, Inc. with a fair value of approximately $212 million, or 32% of the total marketable portfolio value including equity derivative instruments at December 25, 2004. Prior to Elpida’s public offering, this investment was included in our non-marketable portfolio and therefore excluded from our 2003 market price sensitivity analysis. The investments in Micron and Elpida are part of our strategy to support the development and supply of Dynamic Random Access Memory (DRAM) products. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s and Elpida’s stock as of December 25, 2004, we estimated that it was reasonably possible that the prices of the stocks in our portfolio could experience a loss of 45% in the near term (55% as of the end of 2003).

Assuming a loss of 45% in market prices, and after reflecting the impact of hedges and offsetting positions, our portfolio could decrease in value by approximately $300 million, based on the value of the portfolio as of December 25, 2004. Assuming a loss of 55% in market prices, and after reflecting the impact of hedges and offsetting positions, our portfolio could decrease in value by approximately $290 million, based on the value of the portfolio as of December 27, 2003. The assumed loss percentage used in 2004 is lower than the assumed loss percentage used in 2003 due to the differences in the concentration of investments during each year. This estimate is not necessarily indicative of future performance, and actual results may differ materially.

Non-Marketable Equity Securities.  Our strategic investments in non-marketable equity securities would also be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At December 25, 2004, our strategic investments in non-marketable equity securities had a carrying amount of $507 million. No individual investment in our non-marketable portfolio was significant as of December 25, 2004.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 25, 2004 (In Millions—Except Per Share Amounts)	2004	2003	2002
Net revenue	$34,209	$30,141	$26,764
Cost of sales	14,463	13,047	13,446

Gross margin	19,746	17,094	13,318

Research and development	4,778	4,360	4,034
Marketing, general and administrative	4,659	4,278	4,334
Impairment of goodwill	—	617	—
Amortization and impairment of acquisition-related intangibles and costs	179	301	548
Purchased in-process research and development	—	5	20

Operating expenses	9,616	9,561	8,936

Operating income	10,130	7,533	4,382
Losses on equity securities, net	(2)	(283)	(372)
Interest and other, net	289	192	194

Income before taxes	10,417	7,442	4,204
Provision for taxes	2,901	1,801	1,087

Net income	$7,516	$5,641	$3,117

Basic earnings per common share	$1.17	$0.86	$0.47

Diluted earnings per common share	$1.16	$0.85	$0.46

Weighted average common shares outstanding	6,400	6,527	6,651

Weighted average common shares outstanding, assuming dilution	6,494	6,621	6,759

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 25, 2004 and December 27, 2003 (In Millions—Except Par Value)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,407	$7,971
Short-term investments	5,654	5,568
Trading assets	3,111	2,625
Accounts receivable, net of allowance for doubtful accounts of $43 ($55 in 2003)	2,999	2,960
Inventories	2,621	2,519
Deferred tax assets	979	969
Other current assets	287	270

Total current assets	24,058	22,882

Property, plant and equipment, net	15,768	16,661
Marketable strategic equity securities	656	514
Other long-term investments	2,563	1,866
Goodwill	3,719	3,705
Other assets	1,379	1,515

Total assets	$48,143	$47,143

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$201	$224
Accounts payable	1,943	1,660
Accrued compensation and benefits	1,858	1,559
Accrued advertising	894	716
Deferred income on shipments to distributors	592	633
Other accrued liabilities	1,355	1,302
Income taxes payable	1,163	785

Total current liabilities	8,006	6,879

Long-term debt	703	936
Deferred tax liabilities	855	1,482
Commitments and contingencies (Notes 17 and 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 6,253 issued and outstanding (6,487 in 2003) and capital in excess of par value	6,143	6,754
Acquisition-related unearned stock compensation	(4)	(20)
Accumulated other comprehensive income	152	96
Retained earnings	32,288	31,016

Total stockholders’ equity	38,579	37,846

Total liabilities and stockholders’ equity	$48,143	$47,143

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 25, 2004 (In Millions)	2004	2003	2002
Cash and cash equivalents, beginning of year	$7,971	$7,404	$7,970

Cash flows provided by (used for) operating activities:
Net income	7,516	5,641	3,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,590	4,651	4,676
Impairment of goodwill	—	617	—
Amortization and impairment of intangibles and other acquisition-related costs	299	419	668
Purchased in-process research and development	—	5	20
Losses on equity securities, net	2	283	372
Net loss on retirements and impairments of property, plant and equipment	91	217	301
Deferred taxes	(207)	391	110
Tax benefit from employee equity incentive plans	344	216	270
Changes in assets and liabilities:
Trading assets	(468)	(698)	(465)
Accounts receivable	(39)	(430)	30
Inventories	(101)	(245)	(26)
Accounts payable	283	116	(226)
Accrued compensation and benefits	295	276	107
Income taxes payable	378	(361)	175
Other assets and liabilities	136	417	—

Total adjustments	5,603	5,874	6,012

Net cash provided by operating activities	13,119	11,515	9,129

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,843)	(3,656)	(4,703)
Acquisitions, net of cash acquired	(53)	(61)	(57)
Purchases of available-for-sale investments	(16,618)	(11,662)	(6,309)
Maturities and sales of available-for-sale investments	15,633	8,488	5,634
Other investing activities	(151)	(199)	(330)

Net cash used for investing activities	(5,032)	(7,090)	(5,765)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	24	(152)	(101)
Additions to long-term debt	—	—	55
Repayments and retirement of debt	(31)	(137)	(18)
Proceeds from sales of shares through employee equity incentive plans	894	967	681
Repurchase and retirement of common stock	(7,516)	(4,012)	(4,014)
Payment of dividends to stockholders	(1,022)	(524)	(533)

Net cash used for financing activities	(7,651)	(3,858)	(3,930)

Net increase (decrease) in cash and cash equivalents	436	567	(566)

Cash and cash equivalents, end of year	$8,407	$7,971	$7,404

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$52	$59	$66
Income taxes, net of refunds	$2,392	$1,567	$475

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Capital in Excess of Par Value		Acquisition- Related Unearned Stock Compen- sation	Accumulated Other Compre- hensive Income	Retained Earnings	Total
Three Years Ended December 25, 2004 (In Millions—Except Per Share Amounts)	Number of Shares	Amount
Balance at December 29, 2001	6,690	$8,833	$(178)	$25	$27,150	$35,830
Components of comprehensive income, net of tax:
Net income	—	—	—	—	3,117	3,117
Other comprehensive income	—	—	—	18	—	18

Total comprehensive income						3,135

Proceeds from sales of shares through employee equity incentive plans, tax benefit of $270 and other	68	951	—	—	—	951
Amortization of acquisition-related unearned stock compensation, net of adjustments	—	(16)	115	—	—	99
Repurchase and retirement of common stock	(183)	(2,127)	—	—	(1,887)	(4,014)
Cash dividends declared ($0.08 per share)	—	—	—	—	(533)	(533)

Balance at December 28, 2002	6,575	7,641	(63)	43	27,847	35,468
Components of comprehensive income, net of tax:
Net income	—	—	—	—	5,641	5,641
Other comprehensive income	—	—	—	53	—	53

Total comprehensive income						5,694

Proceeds from sales of shares through employee equity incentive plans, tax benefit of $216 and other	88	1,183	—	—	—	1,183
Amortization of acquisition-related unearned stock compensation, net of adjustments	—	(6)	43	—	—	37
Repurchase and retirement of common stock	(176)	(2,064)	—	—	(1,948)	(4,012)
Cash dividends declared ($0.08 per share)	—	—	—	—	(524)	(524)

Balance at December 27, 2003	6,487	6,754	(20)	96	31,016	37,846
Components of comprehensive income, net of tax:
Net income	—	—	—	—	7,516	7,516
Other comprehensive income	—	—	—	56	—	56

Total comprehensive income						7,572

Proceeds from sales of shares through employee equity incentive plans, tax benefit of $789 (including reclassification of $445 related to prior years) and other	67	1,683	—	—	—	1,683
Amortization of acquisition-related unearned stock compensation, net of adjustments	—	—	16	—	—	16
Repurchase and retirement of common stock	(301)	(2,294)	—	—	(5,222)	(7,516)
Cash dividends declared ($0.16 per share)	—	—	—	—	(1,022)	(1,022)

Balance at December 25, 2004	6,253	$6,143	$(4)	$152	$32,288	$38,579

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

Intel Corporation has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2004, a 52-week year, ended on December 25, 2004. Fiscal year 2003 was a 52-week year that ended on December 27, and fiscal year 2002, also a 52-week year, ended on December 28. The next 53-week year will end on December 31, 2005.

The consolidated financial statements include the accounts of Intel and its wholly owned subsidiaries. Intel is not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (FASB) Interpretation No. 46, having a significant effect on the financial statements. Intercompany accounts and transactions have been eliminated. Partially owned, non-controlled equity affiliates are accounted for under the equity method. Accounts denominated in non-United States currencies have been remeasured using the United States (U.S.) dollar as the functional currency. Certain amounts reported in previous years have been reclassified to conform to the 2004 presentation. During 2004, the company reclassified $445 million from deferred tax liabilities to common stock and capital stock in excess of par value (see “Note 10: Provision for Taxes”). No amounts related to deferred tax liabilities were reclassified in the prior-period financial statements.

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

Investments

Trading Assets.  Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The company may elect to classify a portion of its marketable debt securities as trading assets. For these debt instruments, gains or losses from changes in fair value due to interest rate and currency market fluctuations, offset by losses or gains on related derivatives, are included in interest and other, net. Also included in trading assets is a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. Gains or losses from changes in fair value of these equity securities, offset by losses or gains on the related liabilities, are included in interest and other, net. The company also uses fixed income investments and derivative instruments to seek to offset the remaining portion of the changes in the compensation liabilities. In addition, a portion of the company’s marketable equity securities may from time to time be classified as trading assets, if the company no longer deems the investments to be strategic in nature at the time of trading asset designation, and has the ability and intent to mitigate equity market risk through sale or the use of derivative instruments. For these marketable equity securities, gains or losses from changes in fair value, primarily offset by losses or gains on related derivative instruments, are included in gains (losses) on equity securities, net.

Available-for-Sale Investments.  Investments designated as available-for-sale include marketable debt and equity securities. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest and other, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for at least six months, absent evidence to the contrary.

Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year are classified as long-term investments.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company acquires certain equity investments for the promotion of business and strategic objectives, and to the extent that these investments continue to have strategic value, the company typically does not attempt to reduce or eliminate the inherent equity market risks through hedging activities. The marketable portion of these investments is included in marketable strategic equity securities.

Non-Marketable Equity Securities and Other Investments.  Non-marketable equity securities and other investments are accounted for at historical cost or, if Intel has significant influence over the investee, using the equity method of accounting. Intel’s proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other, net. Non-marketable equity securities, equity-method investments and certain other investments are included in other assets. Cost-basis loan participation notes are classified as short-term investments or other long-term investments.

All of the company’s investments are subject to a periodic impairment review; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators Intel uses to identify those events and circumstances include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; factors about the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios and the rate at which the investee is using cash; and the investee’s receipt of additional funding at a lower valuation. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its estimated fair value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair market value is considered to be nominal. If an investee obtains additional funding at a valuation lower than Intel’s carrying amount or requires a new round of equity funding to stay in operation, and the new funding does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairment of non-marketable equity securities is recorded in gains (losses) on equity securities, net.

Securities Lending

From time to time, the company enters into securities lending agreements with financial institutions, generally to facilitate hedging transactions. Selected securities may be loaned, secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on the balance sheet. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, the collateral is not recorded as an asset or a liability, unless the collateral is repledged.

Fair Values of Financial Instruments

The carrying value of cash equivalents approximates fair value due to the short period of time to maturity. Fair values of short-term investments, trading assets, long-term investments, marketable strategic equity securities, certain non-marketable investments, short-term debt, long-term debt, swaps, currency forward contracts, currency options, equity options and warrants are based on quoted market prices or pricing models using current market data. Debt securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR. Equity options and warrants are priced using a Black-Scholes option pricing model. For the company’s portfolio of non-marketable equity securities, management believes that the carrying value of the portfolio approximates the fair value at December 25, 2004 and December 27, 2003. This estimate takes into account the market movements of the equity and venture capital markets over the last few years, the impairment analyses performed and the related impairments recorded during 2004 and 2003. All of the company’s financial instruments are recorded at fair value except for non-marketable investments, including cost-basis loan participation notes and debt. Management believes that the differences between the estimated fair values and carrying values of these financial instruments were not significant at December 25, 2004 and December 27, 2003. Estimated fair values are management’s estimates; however, when there is no readily available market, the estimated fair values may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments

The company’s primary objective for holding derivative financial instruments is to manage currency, interest rate and some equity market risks. The company’s derivative instruments are recorded at fair value and are included in other current assets, other assets, other accrued liabilities or debt. Derivative instruments recorded as assets totaled $117 million at December 25, 2004 and $134 million at December 27, 2003. Derivative instruments recorded as liabilities totaled $179 million at December 25, 2004 and $178 million at December 27, 2003. The company’s accounting policies for these instruments are based on whether they meet the company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of related assets, liabilities or debt.

As part of its strategic investment program, the company also acquires equity derivative instruments, such as warrants and equity conversion rights associated with debt instruments, that are not designated as hedging instruments. The gains or losses from changes in fair values of these equity derivatives are recognized in gains (losses) on equity securities, net.

Currency Risk.  The company transacts business in various currencies other than the U.S. dollar, primarily the Euro and certain other European and Asian currencies. The company has established balance sheet and forecasted transaction risk management programs to protect against fluctuations in fair value and volatility of future cash flows caused by changes in exchange rates. The forecasted transaction risk management program includes anticipated transactions such as operating costs and capital purchases. The company may use currency forward contracts, currency options, currency interest rate swaps, and currency investments and borrowings in these risk management programs. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.

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

Interest Rate Risk.  The company’s primary objective for holding investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on the company’s investments in fixed-rate debt securities are generally swapped to U.S. dollar LIBOR-based returns, using interest rate swaps and currency interest rate swaps in transactions that are not designated as hedges for accounting purposes. The floating interest rates on the swaps are reset on a monthly, quarterly or semiannual basis. Changes in fair value of the debt securities classified as trading assets are generally offset by changes in fair value of the related derivatives, resulting in negligible net impact recorded in interest and other, net.

The company may also enter into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. These transactions would likely be designated as fair value hedges. The gains or losses from the changes in fair value of the interest rate swaps, as well as the offsetting change in the hedged fair value of the long-term debt, would be recognized in interest expense.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Measurement of Effectiveness of Hedge Relationships.  For currency forward contracts, effectiveness of the hedge is measured using spot rates for hedging strategies related to long-term capital purchases, and using forward rates for all other strategies, to value the forward contract and the underlying hedged transaction. For currency options and equity options accounted for as fair value hedges, effectiveness is measured by comparing the change in the option’s intrinsic value (the difference between the spot price of the underlying hedged transaction and the option’s strike price) to the value of the underlying hedged transaction determined based on spot rates. Changes in time value of these options are not included in the assessment of effectiveness. For currency options and equity options accounted for as cash flow hedges, effectiveness is measured by comparing the change in the fair market value of the option to the change in the fair value of the underlying hedged transaction. For interest rate swaps, effectiveness is measured by offsetting the change in fair value of the underlying hedged transaction with the change in fair value of the interest rate swap.

Any ineffective portion of the hedges, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other, net or in gains (losses) on equity securities, net, depending on the nature of the underlying asset or liability. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gain or loss on the related derivative would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

For all periods presented, the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings for both cash flow and fair value hedges. There was no significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur. For all periods presented, less than $15 million of deferred gains or losses were reclassified from accumulated other comprehensive income to depreciation expense related to the company’s foreign currency capital purchase hedging program. The company estimates that less than $15 million of net derivative gains included in other comprehensive income or capitalized in property, plant and equipment will be reclassified into earnings within the next 12 months.

Inventories

Inventory cost is computed on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). Inventory is determined to be saleable based on a demand forecast within a specific time horizon, generally six months or less. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. Inventories at fiscal year-ends were as follows:

(In Millions)	2004	2003
Raw materials	$388	$333
Work in process	1,418	1,490
Finished goods	815	696

Total inventories	$2,621	$2,519

Property, Plant and Equipment

Property, plant and equipment, net at fiscal year-ends was as follows:

(In Millions)	2004	2003
Land and buildings	$13,277	$12,651
Machinery and equipment	24,561	24,233
Construction in progress	1,995	1,808

	39,833	38,692
Less accumulated depreciation	(24,065)	(22,031)

Total property, plant and equipment, net	$15,768	$16,661

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment is stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 2–4 years; buildings, 4–40 years. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The company assesses the recoverability of its assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets (see “Note 16: Impairment of Long-Lived Assets”). If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. In determining the carrying value of the reporting unit, an allocation of the company’s manufacturing and assembly and test assets must be made because of the interchangeable nature of the company’s manufacturing and assembly and test capacity. This allocation is based on each reporting unit’s relative percentage utilization of the manufacturing and assembly and test assets (see “Note 14: Goodwill”).

Identified Intangible Assets

Acquisition-related intangibles include developed technology, trademarks and customer lists, and are amortized on a straight-line basis over periods ranging from 2–6 years. Also included in acquisition-related intangibles is workforce-in-place related to acquisitions that did not qualify as business combinations. Intellectual property assets primarily represent rights acquired under technology licenses and are amortized over the periods of benefit, ranging from 2–10 years, generally on a straight-line basis. All identified intangible assets are classified within other assets on the balance sheet. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

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

Product Warranty

The company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. The company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented. Due to product testing and the short time between product shipment and the detection and correction of product failures, and considering the historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. Advertising expense was $2.1 billion in 2004 ($1.8 billion in 2003 and $1.7 billion in 2002).

Employee Equity Incentive Plans

The company has employee equity incentive plans, which are described more fully in “Note 11: Employee Equity Incentive Plans.” Intel accounts for its equity incentive plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Accordingly, no stock-based compensation, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, to options granted under the stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan, collectively called “options.” For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

(In Millions—Except Per Share Amounts)	2004	2003	2002
Net income, as reported	$7,516	$5,641	$3,117
Less: total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	1,271	991	1,170

Pro-forma net income	$6,245	$4,650	$1,947

Reported basic earnings per common share	$1.17	$0.86	$0.47

Pro-forma basic earnings per common share	$0.98	$0.71	$0.29

Reported diluted earnings per common share	$1.16	$0.85	$0.46

Pro-forma diluted earnings per common share	$0.97	$0.71	$0.29

It is the company’s policy under SFAS No. 123 to periodically make adjustments to pro-forma compensation expense to reflect forfeitures. Based on recent forfeiture data, the company recognized additional pro-forma compensation expense and related tax effects totaling $58 million in 2004. The company reversed previously recognized pro-forma compensation expense and related tax effects totaling $190 million in 2003 and $87 million in 2002.

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. The company’s employee stock options have characteristics significantly different from those of traded options. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average estimated value of employee stock options granted during 2004 was $10.79 ($9.02 in 2003 and $10.89 in 2002). The value of options granted in 2004, 2003 and 2002 was estimated at the date of grant using the following weighted average assumptions:

	2004	2003	2002
Expected life (in years)	4.2	4.4	6.0
Risk-free interest rate	3.0%	2.2%	3.7%
Volatility	.50	.54	.49
Dividend yield	.6%	.4%	.3%

An analysis of historical information is used to determine the company’s assumptions, to the extent that historical information is relevant based on the terms of the grants being issued in any given period. Options granted in 2004 and 2003 generally vest over four years, while options granted during 2002 generally vest five years from the date of grant.

Under the Stock Participation Plan, rights to purchase shares are granted during the first and third quarter of each year only. The estimated weighted average value of rights granted under the Stock Participation Plan during 2004 was $6.38 ($5.65 during 2003 and $7.23 in 2002). The value of rights granted during 2004, 2003 and 2002 was estimated at the date of grant using the following weighted average assumptions:

	2004	2003	2002
Expected life (in years)	.5	.5	.5
Risk-free interest rate	1.4%	1.1%	1.8%
Volatility	.30	.50	.50
Dividend yield	.6%	.4%	.3%

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 25, 2004, net income would have been reduced by approximately $1.3 billion. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods.

Note 3:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share were as follows:

(In Millions)	2004	2003	2002
Weighted average common shares outstanding	6,400	6,527	6,651
Dilutive effect of employee stock options	94	94	108

Weighted average common shares outstanding, assuming dilution	6,494	6,621	6,759

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For 2004, approximately 357 million of the company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive (418 million in 2003 and 387 million in 2002). These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 4:  Common Stock Repurchase Program

The company has an ongoing authorization, as amended, from the Board of Directors to repurchase up to 2.8 billion shares of Intel’s common stock in open market or negotiated transactions, including the 2004 authorization to purchase an additional 500 million shares. During 2004, the company repurchased 301 million shares of common stock at a cost of $7.5 billion (176 million shares at a cost of $4.0 billion during 2003, and 183 million shares at a cost of $4.0 billion during 2002). Since the program began in 1990, the company has repurchased and retired approximately 2.2 billion shares at a cost of approximately $42 billion. As of December 25, 2004, approximately 614 million shares remained available for repurchase under the existing repurchase authorization.

Note 5:  Borrowings

Short-Term Debt

Short-term debt included non-interest-bearing drafts payable of $168 million and the current portion of long-term debt of $33 million as of December 25, 2004 (drafts payable of $143 million and the current portion of long-term debt of $81 million as of December 27, 2003). The company also borrows under a commercial paper program. Maximum borrowings under the company’s commercial paper program reached $550 million during 2004 and $30 million during 2003, and did not exceed authorized borrowings of $3.0 billion. No commercial paper was outstanding as of December 25, 2004 or December 27, 2003. The company’s commercial paper is rated A-1+ by Standard & Poor’s and P-1 by Moody’s.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

(In Millions)	2004	2003
Payable in U.S. dollars:
Zero coupon senior exchangeable notes due 2004	$—	$41
Other debt	1	1
Payable in other currencies:
Euro debt due 2005–2018 at 1.5%–11%	735	975

	736	1,017
Less current portion of long-term debt	(33)	(81)

Total long-term debt	$703	$936

During 2001, the company issued zero coupon senior exchangeable notes (Intel notes) in order to partially mitigate the equity market risk of Intel’s investment in Samsung Electronics Co., Ltd. convertible notes. The exchange option was accounted for as an equity derivative and marked-to-market with the fair value recorded in long-term debt. The Intel notes matured in February 2004.

The Euro borrowings were made in connection with the financing of manufacturing facilities and equipment in Ireland, and Intel has invested the proceeds in Euro-denominated loan participation notes of similar maturity to hedge currency and interest rate exposures. During 2004, the company retired $273 million of the Euro borrowings prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes (see “Note 8: Interest and Other, Net”).

As of December 25, 2004, aggregate debt maturities were as follows: 2005—$33 million; 2006—$39 million; 2007—$41 million; 2008—$128 million; 2009—$43 million; and thereafter—$452 million.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6:  Investments

Trading Assets

Trading assets outstanding at fiscal year-ends were as follows:

	2004		2003
(In Millions)	Net Unrealized Gains	Estimated Fair Value	Net Unrealized Gains	Estimated Fair Value
Debt instruments	$187	$2,772	$174	$2,321
Equity securities offsetting deferred compensation	81	339	60	304

Total trading assets	$268	$3,111	$234	$2,625

Net holding gains on fixed income debt instruments classified as trading assets were $80 million in 2004, $208 million in 2003 and $79 million in 2002. Net holding losses on the related derivatives were $(77) million in 2004, $(192) million in 2003 and $(75) million in 2002. These amounts were included in interest and other, net in the consolidated statements of income.

Certain equity securities within the trading asset portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $458 million in 2004 and $427 million in 2003, and are included in other accrued liabilities on the consolidated balance sheets. Net holding gains (losses) on equity securities offsetting deferred compensation arrangements were $29 million in 2004, $52 million in 2003 and $(64) million in 2002, and were included within interest and other, net in the consolidated statements of income.

Prior to 2004, the company held certain other marketable equity securities which were included in trading assets. Net holding gains on these equity security trading assets were $77 million in 2003 and $57 million in 2002. The $57 million net gain in 2002 included a gain of $120 million that resulted from the designation of formerly restricted equity investments as trading assets as they became marketable. The cumulative difference between their cost and fair market value at the time they became marketable was recorded as a gain in 2002. Net holding gains (losses) on the related derivatives were $(84) million in 2003 and $110 million in 2002. These gains and losses were included within losses on equity securities, net in the consolidated statements of income.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale Investments

Available-for-sale investments at December 25, 2004 were as follows:

(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$9,024	$—	$(4)	$9,020
Floating rate notes	3,419	—	(1)	3,418
Bank time deposits	1,936	—	—	1,936
Corporate bonds	794	—	—	794
Marketable strategic equity securities	589	118	(51)	656
Preferred stock and other equity	200	—	—	200
Other debt securities	234	—	—	234

Total available-for-sale investments	$16,196	$118	$(56)	$16,258

				Carrying Amount
Available-for-sale investments				$16,258
Cost basis investments in loan participation notes				723
Cash on hand				299

Total				$17,280

Reported as:
Cash and cash equivalents				$8,407
Short-term investments				5,654
Marketable strategic equity investments				656
Other long-term investments				2,563

Total				$17,280

Available-for-sale investments at December 27, 2003 were as follows:

(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$9,948	$—	$(1)	$9,947
Bank time deposits	1,900	—	—	1,900
Floating rate notes	1,078	—	—	1,078
Corporate bonds	703	—	—	703
Marketable strategic equity securities	467	47	—	514
Preferred stock and other equity	224	9	—	233
Other debt securities	352	—	—	352

Total available-for-sale investments	$14,672	$56	$(1)	$14,727

				Carrying Amount
Available-for-sale investments				$14,727
Cost basis investments in loan participation notes				985
Cash on hand				207

Total				$15,919

Reported as:
Cash and cash equivalents				$7,971
Short-term investments				5,568
Marketable strategic equity investments				514
Other long-term investments				1,866

Total				$15,919

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The duration of the unrealized losses on available-for-sale investments at December 25, 2004 did not exceed 12 months. The company’s unrealized losses of $51 million on investments in marketable strategic equity securities at December 25, 2004 related primarily to a $450 million investment in Micron Technology, Inc. The unrealized losses were due to market-price movements. Management does not believe that any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 25, 2004.

The company sold available-for-sale securities, primarily equity securities, with a fair value at the date of sale of $85 million in 2004, $39 million in 2003 and $114 million in 2002. The gross realized gains on these sales totaled $52 million in 2004, $16 million in 2003 and $15 million in 2002. The company recognized impairment losses on available-for-sale and non-marketable investments of $117 million in 2004, $319 million in 2003 and $524 million in 2002.

The amortized cost and estimated fair value of available-for-sale and loan participation investments in debt securities at December 25, 2004, by contractual maturity, were as follows:

(In Millions)	Cost	Estimated Fair Value
Due in 1 year or less	$13,667	$13,662
Due in 1–2 years	1,375	1,375
Due in 2–5 years	646	646
Due after 5 years	442	442

Total	$16,130	$16,125

Note 7:  Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of investments in debt securities, derivative financial instruments and trade receivables.

Intel generally places its investments with high-credit-quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on Intel’s analysis of that counterparty’s relative credit standing. Investments in debt securities with original maturities of greater than six months consist primarily of A and A2 or better rated financial instruments and counterparties. Investments with original maturities of up to six months consist primarily of A-1 and P-1 or better rated financial instruments and counterparties. Government regulations imposed on investment alternatives of Intel’s non-U.S. subsidiaries, or the absence of A and A2 rated counterparties in certain countries, result in some minor exceptions, which are reviewed and approved annually by the Finance Committee of the Board of Directors. Credit rating criteria for derivative instruments are similar to those for investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the obligations of Intel with that counterparty. At December 25, 2004, the total credit exposure to any single counterparty did not exceed $350 million. Intel’s practice is to obtain and secure available collateral from counterparties against obligations, including securities lending transactions, whenever Intel deems appropriate.

A majority of the company’s trade receivables are derived from sales to original equipment manufacturers and original design manufacturers of computer systems, cellular handsets and handheld computing devices, and networking and communications equipment. The company also has accounts receivable derived from sales to industrial and retail distributors. The company’s three largest customers accounted for approximately 42% of net revenue for 2004 and 2003 (38% of net revenue for 2002). At December 25, 2004, the three largest customers accounted for approximately 45% of net accounts receivable (43% of net accounts receivable at December 27, 2003). Management believes that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecast, balance sheet analysis and past collection experience.

The company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the financial stability of the company’s end customers and the diverse geographic sales areas. To assess the credit risk of counterparties, a quantitative and qualitative analysis is performed. From this analysis, credit limits are established and a determination is made whether one or more credit support devices, such as obtaining some form of third-party guarantee or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance, is necessary.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8:  Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2004	2003	2002
Interest income	$301	$248	$298
Interest expense	(50)	(62)	(84)
Other, net	38	6	(20)

Total	$289	$192	$194

During 2004, the company recognized approximately $60 million of gains in other, net associated with terminating financing arrangements for manufacturing facilities and equipment in Ireland (see “Note 5: Borrowings”).

Note 9:  Comprehensive Income

The components of other comprehensive income and related tax effects were as follows:

(In Millions)	2004	2003	2002
Net income	$7,516	$5,641	$3,117
Change in net unrealized holding gain on investments, net of tax of $(17), $(18) and $24 in 2004, 2003 and 2002, respectively	31	33	(44)
Less: adjustment for net realized gain or loss on investments included in net income, net of tax of $15, $5 and $(14) in 2004, 2003 and 2002, respectively	(29)	(11)	25
Change in net unrealized holding gain on derivatives, net of tax of $(34), $(15) and $(23) in 2004, 2003 and 2002, respectively	63	27	43
Less: adjustment for amortization of net gain on derivatives included in net income, net of tax of $4 in 2004	(8)	(1)	—
Minimum pension liability, net of tax of $(2) and $2 in 2003 and 2002, respectively	(1)	5	(6)

Total	$7,572	$5,694	$3,135

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	2004	2003
Accumulated net unrealized holding gain on available-for-sale investments	$37	$35
Accumulated net unrealized holding gain on derivatives	117	62
Accumulated minimum pension liability	(2)	(1)

Total accumulated other comprehensive income	$152	$96

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10:  Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2004	2003	2002
Income before taxes:
U.S.	$7,422	$5,705	$2,165
Non-U.S.	2,995	1,737	2,039

Total income before taxes	$10,417	$7,442	$4,204

Provision for taxes:
Current:
Federal	$2,787	$808	$542
State	(69)	223	143
Non-U.S.	390	379	292

	3,108	1,410	977

Deferred:
Federal	(128)	420	91
Other	(79)	(29)	19

	(207)	391	110

Total provision for taxes	$2,901	$1,801	$1,087

Effective tax rate	27.8%	24.2%	25.9%

The tax benefit from employee stock plans was $344 million for 2004 ($216 million for 2003 and $270 million for 2002).

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

(In Percentages)	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefits	(0.4)	1.9	2.2
Non-U.S. income taxed at different rates	(2.5)	(2.8)	(5.9)
Non-deductible acquisition-related costs and goodwill impairments	0.1	3.1	1.3
Tax benefit related to divestitures	—	(10.2)	(1.8)
Export sales benefit	(4.8)	(2.5)	(3.0)
Other	0.4	(0.3)	(1.9)

Income tax rate	27.8%	24.2%	25.9%

During 2004, in connection with preparing and filing its 2003 federal tax return and preparing its state tax returns, the company reduced its 2004 tax provision by $195 million. This reduction in the 2004 tax provision was primarily driven by tax benefits for export sales and state tax benefits for divestitures that exceeded the amounts originally estimated in connection with the 2003 provision. Also during 2004, the company reversed previously accrued taxes related primarily to the closing of a state income tax audit that reduced the tax provision for 2004 by $62 million.

The company reduced its tax provision for 2003 by approximately $758 million due to the tax benefits related to the sale of certain businesses and assets through the sale of stock of acquired companies ($75 million in 2002). See “Note 13: Acquisitions and Divestitures.”

In 2001, the U.S. Internal Revenue Service (IRS) commenced an examination of Intel’s tax returns for the years 1999 and 2000. In August 2003, the IRS proposed certain adjustments primarily related to the amounts reflected by Intel on these returns as a tax benefit for its export sales (see “Note 18: Contingencies”). Subsequently, in January 2005, the IRS issued formal assessments for these adjustments. The company does not agree with these adjustments and intends to appeal the assessments.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred tax assets and liabilities at fiscal year-ends were as follows:

(In Millions)	2004	2003
Deferred tax assets (liabilities)
Accrued compensation and other benefits	$265	$218
Accrued advertising	115	107
Acquired intangibles	(26)	(68)
Deferred income	232	245
Depreciation	(894)	(1,272)
Impairment losses on equity investments	110	106
Inventory valuation	193	156
Unrealized gains on investments	(82)	(50)
Other, net	286	45

	199	(513)
Valuation allowance	(75)	—

Net deferred tax assets (liabilities)	$124	$(513)

Reported as:
Current deferred tax assets	$979	$969
Long-term deferred tax liabilities	(855)	(1,482)

Net deferred taxes	$124	$(513)

Gross deferred tax assets as of December 25, 2004 were reduced by a valuation allowance of $75 million related to certain state capital loss carryforwards and state credit carryforwards, as recovery of these assets is not likely. In addition, the company reclassified $445 million from deferred tax liabilities to common stock and capital stock in excess of par value. The balance sheet reclassification represented the tax benefit attributable to certain prior-year stock option exercises by non-U.S. employees and had no impact on the accompanying statement of cash flows.

U.S. income taxes were not provided for on a cumulative total of approximately $7.9 billion of undistributed earnings for certain non-U.S. subsidiaries. The company currently intends to reinvest these earnings in operations outside the U.S. The American Jobs Creation Act of 2004 (the Jobs Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and currently the company is uncertain as to how to interpret numerous provisions in the Jobs Act. The company is not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $6.0 billion might be repatriated, with a respective tax liability of up to $475 million. The company expects to be in a position to finalize its analysis by October 2005.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11:  Employee Equity Incentive Plans

Stock Option Plans

In May 2004, stockholder approval was obtained for the 2004 Equity Incentive Plan (the 2004 Plan). Under the 2004 Plan, 240 million shares of common stock were made available for issuance during the two-year period ending June 30, 2006. Under the 2004 Plan, options to purchase shares may be granted to all employees and non-employee directors. Intel may also use other types of equity incentive awards, such as restricted stock, stock units and stock appreciation rights. The 2004 Plan also allows for performance-based vesting for equity incentive awards. The Intel Corporation 1984 Stock Option Plan expired in May 2004, and the Intel Corporation 1997 Stock Option Plan was terminated upon stockholder approval of the 2004 Plan. As of December 25, 2004, substantially all of the company’s employees were participating in one of the stock option plans. Options granted by the company under the 2004 Plan will generally expire seven years from the grant date. Options granted under the company’s previous stock option plans generally expire ten years from the grant date. Options granted in 2004 to existing and newly hired employees generally vest over a four-year period from the date of grant. Certain grants to key employees have delayed vesting, generally beginning six years from the date of grant. In prior years, Intel also assumed the stock option plans and the outstanding options of certain acquired companies. No additional stock grants will be made under these assumed plans. Additional information with respect to stock option plan activity is as follows:

		Outstanding Options
(Shares in Millions)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
December 29, 2001	1,054.6	768.5	$25.33
Supplemental grant	(118.1)	118.1	$20.23
Other grants	(55.5)	55.5	$25.43
Exercises	—	(51.4)	$6.79
Cancellations	40.8	(45.3)	$33.56

December 28, 2002	921.8	845.4	$25.31
Grants	(109.9)	109.9	$20.22
Exercises	—	(63.7)	$10.08
Cancellations	40.0	(41.5)	$30.49
Reduction in shares available for grant	(325.0)	—	—

December 27, 2003	526.9	850.1	$25.54
Grants	(114.7)	114.7	$26.23
Exercises	—	(48.4)	$10.89
Cancellations	11.5	(32.5)	$30.00
Expiration of 1984 Stock Option Plan	(143.2)	—	—
Cancellation of 1997 Stock Option Plan	(300.1)	—	—
Adoption of 2004 Equity Incentive Plan	240.0	—	—

December 25, 2004	220.4	883.9	$26.26

Options exercisable at:
December 28, 2002		274.0	$16.57
December 27, 2003		327.5	$20.53
December 25, 2004		397.5	$23.83

In December 2003, the Board of Directors approved a reduction in the number of shares authorized for issuance under the 1997 Stock Option Plan, reducing the number of shares available for issuance by 325 million. In November 2002, a supplemental stock option grant was given to employees who had previously been granted options in 2001 and 2000 that had exercise prices above the November 2002 market price. This 2002 supplemental grant was made in order to retain employees, due to competitive market conditions and a decline in the company’s stock price. These 2002 supplemental stock option grants vest in equal amounts over four years.

The range of option exercise prices for options outstanding at December 25, 2004 was $0.05 to $87.90. This range reflects the impact of options assumed with acquired companies in addition to the fluctuating price of Intel common stock.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about options outstanding at December 25, 2004:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares (In Millions)	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares (In Millions)	Weighted Average Exercise Price
$0.05–$15.00	64.2	1.3	$7.65	63.9	$7.62
$15.01–$20.00	197.6	5.5	$18.22	117.7	$18.34
$20.01–$25.00	267.7	7.0	$22.32	65.1	$20.82
$25.01–$30.00	163.0	8.0	$27.22	46.1	$26.51
$30.01–$40.00	101.8	5.6	$33.41	72.9	$33.48
$40.01–$87.90	89.6	5.3	$59.27	31.8	$56.84

Total	883.9	6.1	$26.26	397.5	$23.83

These options will expire if not exercised at specific dates through May 2014. Option exercise prices for options exercised during the three-year period ended December 25, 2004 ranged from $0.01 to $36.47.

Stock Participation Plan

In addition to the employee stock option plans, the company has a Stock Participation Plan under which eligible employees may purchase shares of Intel’s common stock at 85% of the average of the high and low stock price reported on The NASDAQ Stock Market at specific, predetermined dates. Approximately 70% of the company’s employees were participating in the Stock Participation Plan as of December 25, 2004. Of the 944 million shares authorized to be issued under the plan, 67.5 million shares remained available for issuance at December 25, 2004. Employees purchased 18.4 million shares in 2004 (23.8 million in 2003 and 17.0 million in 2002) for $367 million ($328 million in 2003 and $338 million in 2002).

Note 12:  Retirement Benefit Plans

Profit Sharing Plans

The company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed to the U.S. Profit Sharing Plan are determined by the Chief Executive Officer of the company under delegation of authority from the Board of Directors, pursuant to the terms of the Profit Sharing Plan. As of December 25, 2004, substantially all of the assets of the U.S. Profit Sharing Plan have been allocated to an equity index fund managed by an outside fund manager, consistent with the investment policy.

The company also provides a non-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan is unfunded.

The company expensed $323 million for the qualified and non-qualified U.S. profit sharing retirement plans in 2004 ($302 million in 2003 and $303 million in 2002). The company expects to fund approximately $315 million for the 2004 contribution to the U.S. qualified Profit Sharing Plan and to allocate approximately $5 million for the U.S. non-qualified profit sharing retirement plan.

Contributions made by the company to the U.S. Profit Sharing Plan on behalf of the employees vest based on the employee’s years of service. Vesting begins after three years of service in 20% annual increments until the employee is 100% vested after seven years, or earlier, if the employee reaches age 60.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension and Postretirement Benefit Plans

U.S. Pension Benefits.  The company provides a tax-qualified defined-benefit pension plan for the benefit of eligible employees and retirees in the U.S. The plan provides for a minimum pension benefit that is determined by a participant’s years of service and final average compensation (taking into account the participant’s social security wage base), reduced by the participant’s balance in the Profit Sharing Plan. If the pension benefit exceeds the participant’s balance in the Profit Sharing Plan, the participant will receive a combination of pension and profit sharing amounts equal to the pension benefit. However, the participant will receive only the benefit from the Profit Sharing Plan if that benefit is greater than the value of the pension benefit. The U.S. defined-benefit plan’s projected benefit obligation assumes future contributions to the Profit Sharing Plan, and if the company does not continue to contribute to or significantly reduces contributions to the Profit Sharing Plan, the U.S. defined-benefit plan projected benefit obligation could increase significantly. Historically, the company has contributed 8% to 12.5% of participants’ eligible compensation to the Profit Sharing Plan on an annual basis. The benefit obligation and related assets under this plan have been measured as of November 30, 2004.

Non-U.S. Pension Benefits.  The company also provides defined-benefit pension plans in certain other countries. Consistent with the requirements of local law, the company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment. The benefit obligations and related assets under these plans have been measured as of December 25, 2004.

Postretirement Medical Benefits.  Upon retirement, eligible U.S. employees are credited with a defined dollar amount based on years of service. These credits can be used to pay all or a portion of the cost to purchase coverage in an Intel-sponsored medical plan. If the available credits are not sufficient to pay the entire cost of the coverage, the remaining cost is the responsibility of the retiree.

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

Benefit Obligation and Plan Assets

The changes in the benefit obligations, plan assets and funded status for the plans described above were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2004	2003	2004	2003	2004	2003
Change in projected benefit obligation:
Beginning benefit obligation	$49	$28	$306	$242	$178	$132
Service cost	2	5	29	26	15	12
Interest cost	2	3	16	18	12	10
Plan participants’ contributions	—	—	6	3	2	—
Actuarial (gain) loss	(10)	14	(40)	(15)	(26)	28
Currency exchange rate changes	—	—	17	37	—	—
Benefits paid to plan participants	(1)	(1)	(7)	(5)	(4)	(4)

Ending projected benefit obligation	$42	$49	$327	$306	$177	$178

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2004	2003	2004	2003	2004	2003
Change in plan assets:
Beginning fair value of plan assets	$30	$23	$195	$140	$2	$1
Actual return on plan assets	3	2	4	18	—	—
Employer contributions	7	6	31	15	4	3
Plan participants’ contributions	—	—	6	3	2	2
Currency exchange rate changes	—	—	11	23	—	—
Benefits paid to participants	(1)	(1)	(7)	(4)	(4)	(4)

Ending fair value of plan assets	$39	$30	$240	$195	$4	$2

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2004	2003	2004	2003	2004	2003
Funded status:
Ending funded status	$(3)	$(19)	$(87)	$(111)	$(173)	$(176)
Unrecognized transition obligation	—	—	2	2	—	—
Unrecognized net actuarial (gain) loss	5	18	(3)	32	6	33
Unrecognized prior service cost	1	1	—	—	33	36

Net amount recognized	$3	$—	$(88)	$(77)	$(134)	$(107)

The amounts recognized on the balance sheet for the plans described above were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2004	2003	2004	2003	2004	2003
Amounts recognized in the balance sheet:
Prepaid benefit cost	$3	$—	$40	$25	$—	$—
Accrued benefit liability	—	—	(131)	(103)	(134)	(107)
Deferred tax asset	—	—	1	—	—	—
Accumulated other comprehensive income	—	—	2	1	—	—

Net amount recognized	$3	$—	$(88)	$(77)	$(134)	$(107)

The accumulated benefit obligations for the plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
(In Millions)	2004	2003	2004	2003	2004	2003
Accumulated benefit obligation	$38	$28	$222	$224	$177	$178

Included in the aggregate data in the tables below are the aggregate amounts applicable to the company’s pension plans with accumulated benefit obligations in excess of plan assets as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In Millions)	2004	2003	2004	2003
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$70	$148
Plan assets	$—	$—	$18	$87

Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$42	$49	$296	$306
Plan assets	$39	$30	$205	$195

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003	2004	2003
Discount rate	5.6%	6.0%	5.9%	5.5%	5.6%	6.0%
Expected return on plan assets	8.0%	8.0%	6.3%	6.7%	—	—
Rate of compensation increase	5.0%	5.0%	3.5%	3.5%	—	—
Future profit sharing contributions	8.0%	6.0%	—	—	—	—

For the postretirement medical benefit plan, an increase in the assumed healthcare cost trend rate of one percentage point each year would not have a significant impact on the benefit obligation because the plan provides defined credits that the retiree can use to pay all or a portion of the cost to purchase medical coverage.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003	2004	2003
Discount rate	6.0%	7.0%	5.9%	5.5%	6.0%	7.0%
Expected return on plan assets	8.0%	8.0%	6.3%	6.7%	—	—
Rate of compensation increase	5.0%	5.0%	3.5%	3.5%	—	—
Future profit sharing contributions	8.0%	6.0%	—	—	—	—

Several factors are considered in developing the asset return assumptions for the U.S. and non-U.S. plans. The company analyzed rates of return relevant to the country where each plan is in effect and the investments applicable to the plan. Additional analysis was performed in order to reflect expectations of future returns. For the U.S. plan, the company analyzed the historical and projected rates of return of the Standard & Poor’s 500 Index*. For the non-U.S. plans, the company analyzed local actuarial projections as well as the projected rates of return from investment managers. In addition, the expected long-term rate of return shown for the non-U.S. plan assets is weighted to reflect each country’s relative portion of the non-U.S. plan assets.

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Medical Benefits
(In Millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$4	$7	$6	$29	$27	$22	$15	$12	$10
Interest cost	2	2	2	16	18	14	11	10	8
Expected return on plan assets	(2)	(2)	(1)	(14)	(1)	(12)	—	—	—
Amortization of prior service cost	1	1	—	—	—	—	4	4	4
Recognized net actuarial loss	—	1	—	—	1	—	1	—	—

Net periodic benefit cost	$5	$9	$7	$31	$45	$24	$31	$26	$22

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Plan Assets

The company’s U.S. Pension Plan assets at the end of fiscal 2004 and 2003 were 100% allocated to equity securities. The target allocation for 2005 is expected to remain the same. The long-term rate of return for the equity securities used in these calculations is assumed to be 8%. In general, the investment strategy followed is designed to assure that the pension assets are available to pay benefits as they come due and minimize market risk. The U.S. plan assets are invested in equity securities, primarily in large, diversified domestic and multinational U.S. equities, which seek to match the performance of the S&P 500. When deemed appropriate, a portion of the fund may be invested in futures contracts for the purpose of acting as a temporary substitute for an investment in a particular equity security. The fund does not engage in speculative futures transactions.

Non-U.S. Plan Assets

The non-U.S. plans’ investments are managed by insurance companies, third-party trustees or pension funds consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. Performance is evaluated by comparing the actual rate of return to the return of other benchmark funds. Investments that are managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and Intel is not actively involved in the investment strategy. In general, the investment strategy followed is designed to accumulate a diversified portfolio among markets, asset classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 6.3%.

The asset allocation for the company’s non-U.S. plans, excluding assets managed by qualified insurance companies, at the end of fiscal 2004 and 2003, and the target allocation rate for 2005, by asset category, are as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation	2004	2003
Equity securities	81.0%	79.0%	80.0%
Debt securities	13.0%	13.0%	12.0%
Other	6.0%	8.0%	8.0%

Investments that are managed by qualified insurance companies are invested as part of the insurance companies’ general fund. Intel does not have control over the target allocation of these investments. These investments made up 35% of total non-U.S. plan assets in 2004 and 42% in 2003.

Funding Expectations

No further contributions are required during 2005 under applicable law for the U.S. Pension Plan. The company intends to make voluntary contributions so that assets exceed the accumulated benefit obligation at the end of the year. Expected funding for the non-U.S. plans during 2005 is $31 million. Employer contributions to the postretirement medical benefits plan are expected to be less than $1 million during 2005.

Estimated Future Benefit Payments

The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans, including the amounts that will be funded from retiree contributions, are not expected to exceed $50 million in any year through 2014.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13:  Acquisitions and Divestitures

Business Combinations

All of the company’s acquisitions that qualified as business combinations have been accounted for using the purchase method of accounting. Consideration includes the cash paid and the value of any options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash and any debt assumed. The company accounts for the intrinsic value of stock options assumed related to future services as unearned compensation within stockholders’ equity (see “Note 15: Identified Intangible Assets and Acquisition-Related Unearned Stock Compensation”).

During 2004, the company completed an acquisition qualifying as a business combination in exchange for net cash consideration of approximately $33 million, plus certain liabilities. During 2003, the company completed one acquisition qualifying as a business combination in exchange for total cash consideration of approximately $21 million. The operating results of the businesses acquired in 2003 and 2004 have been included in the results of the Intel Communications Group (ICG) operating segment from the date of acquisition. There were no acquisitions qualifying as business combinations in 2002.

Development-Stage Operations

An acquisition of a development-stage operation does not qualify as a business combination under SFAS No. 141, “Business Combinations,” and purchase consideration for such an acquisition is not allocated to goodwill. Workforce-in-place qualifies as an identified intangible asset for an acquisition of a development-stage operation.

During 2003, the company acquired a development-stage operation in exchange for total cash consideration of approximately $40 million, all of which was allocated to workforce-in-place. During 2002, the company acquired three development-stage operations in exchange for total consideration of approximately $57 million. Approximately $35 million was allocated to acquisition-related developed technology and $20 million to purchased in-process research and development, with the remaining amount representing the value of net tangible assets. The operating results of each of these acquisitions since the date of acquisition have been included in the operating results of the acquiring business unit within either the ICG operating segment or the “all other” category, as appropriate, for segment reporting purposes.

Divestitures

During 2003, the company recognized approximately $758 million in tax benefits related to sales of the stock of certain previously acquired companies, primarily DSP Communications, Inc. (DSP), Dialogic Corporation and Xircom, Inc. A net benefit of approximately $420 million was recognized on the divestiture of a portion of the intellectual property assets of DSP, through the sale of the stock of DSP. A benefit of approximately $200 million was recognized on the divestiture of a portion of the assets, primarily real estate, of Dialogic, through the sale of the stock of Dialogic, and a benefit of approximately $125 million was recognized related to the sale of a wireless WAN business, through the sale of the stock of Xircom. The pre-tax gains and losses on these sales for financial statement or book purposes were not significant. The company was able to recognize tax losses because the tax basis in the entities exceeded the book basis, as the goodwill allocated to the transactions for financial statement purposes was less than the amount the company could effectively deduct for tax purposes. During 2002, the company recognized a $75 million tax benefit related to sales of the stock of certain previously acquired companies, primarily Ziatech Corporation.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14:  Goodwill

Goodwill attributed to operating segments for the years ended December 27, 2003 and December 25, 2004 was as follows:

(In Millions)	Intel Communications Group	Intel Architecture Business	All Other	Total
December 28, 2002	$4,255	$69	$6	$4,330
Impairments	(611)	—	(6)	(617)
Additions	3	—	—	3
Other adjustments	(9)	(2)	—	(11)

December 27, 2003	3,638	67	—	3,705
Transfer	(466)	466	—	—
Additions	29	—	—	29
Other adjustments	(15)	—	—	(15)

December 25, 2004	$3,186	$533	$—	$3,719

During the first quarter of 2004, the company combined its communications-related businesses, the former Intel Communications Group (ICG) and the Wireless Communications and Computing Group (WCCG), into a single organization, the Intel Communications Group (ICG) (see “Note 19: Operating Segment and Geographic Information”). The ICG operating segment is made up of two reporting units: the flash memory reporting unit and the ICG reporting unit. All of the ICG operating segment goodwill is included in the ICG reporting unit. Also during the first quarter of 2004, the consumer electronics business, which was previously part of the former ICG operating segment, was moved into the Intel Architecture business. Based on the estimated fair value of the consumer electronics business relative to the former ICG reporting unit, goodwill of $466 million was transferred to the Intel Architecture business.

During the fourth quarter of 2004, the company completed its annual review and determined that the fair value of the ICG reporting unit was in excess of its carrying value; therefore, goodwill was not impaired. During 2003, the company completed its impairment review for goodwill for the former ICG and WCCG reporting units and found indicators of impairment for the WCCG reporting unit. The WCCG business, comprising primarily flash memory products and cellular baseband chipsets, had not performed as management had expected, and it became apparent that WCCG was expected to grow more slowly than had previously been projected. A slower-than-expected rollout of products and slower-than-expected customer acceptance of the reporting unit’s products in the baseband chipset business, as well as a delay in the transition to next-generation phone networks, had pushed out the forecasts for sales into high-end data cell phones. These factors resulted in lower growth expectations for the reporting unit and triggered the goodwill impairment. An impairment review requires a two-step process. The first step of the review compares the fair value of the reporting units with substantial goodwill against their aggregate carrying values, including goodwill. The company estimated the fair value of the WCCG and ICG reporting units using the income method of valuation, which included the use of estimated discounted cash flows. Based on the comparison, the carrying value of the WCCG reporting unit exceeded the fair value. Accordingly, the company performed the second step of the test, comparing the implied fair value of the WCCG reporting unit’s goodwill with the carrying amount of that goodwill. Based on this assessment, the company recorded a non-cash impairment charge of $611 million in 2003, which was included as a component of operating income in the “all other” category for segment reporting purposes.

Also during 2003, the goodwill related to one of the company’s small seed businesses, included in the “all other” category, was impaired. In addition, goodwill in the ICG operating segment decreased, primarily as a result of goodwill allocated to divestitures on a fair value basis in 2003. During 2004, the company recorded goodwill of $29 million ($3 million in 2003) in connection with a qualifying business combination. In 2004, as a result of a change in estimate associated with deferred tax assets of certain previous acquisitions, goodwill in the ICG operating segment decreased.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15:  Identified Intangible Assets and Acquisition-Related Unearned Stock Compensation

Identified intangible assets acquired during 2004 and 2003 are summarized as follows:

	2004		2003
(In Millions)	Value	Weighted Average Life	Value	Weighted Average Life
Acquisition-related developed technology	$18	4	$14	4
Other acquisition-related intangibles	28	3	40	2
Intellectual property assets	250	8	96	5

Total identified intangible assets	$296		$150

In 2004, the company entered into certain arrangements related to the hiring of a group of employees which resulted in the recording of workforce-in-place of $28 million. Also in 2004, the company acquired $18 million in developed technology in connection with an acquisition qualifying as a business combination (see “Note 13: Acquisitions and Divestitures”).

Of the intellectual property assets acquired in 2004, $63 million represented the value of assets capitalized as a result of payments under the settlement agreement with Intergraph Corporation related to the lawsuit in Texas (see “Note 18: Contingencies”). The value of the Intergraph assets was derived from the expected future revenue from Intel microprocessors, Intel chipsets and Intel motherboards sold in combination. Also during 2004, the company entered into a cross-license agreement for cash consideration of $143 million, which will be amortized over a period of 10 years.

Identified intangible assets as of December 25, 2004 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$631	$(514)	$117
Other acquisition-related intangibles	91	(45)	46
Intellectual property assets	799	(285)	514

Total identified intangible assets	$1,521	$(844)	$677

Identified intangible assets as of December 27, 2003 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$994	$(772)	$222
Other acquisition-related intangibles	94	(49)	45
Intellectual property assets	604	(212)	392

Total identified intangible assets	$1,692	$(1,033)	$659

Amortization of acquisition-related intangibles and costs included the following:

(In Millions)	2004	2003	2002
Amortization of acquisition-related intangibles	$150	$203	$246
Impairment of acquisition-related intangibles	—	—	127
Amortization of acquisition-related unearned stock compensation	16	39	90
Other acquisition-related costs	13	59	85

Total	$179	$301	$548

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition-related intangible impairments of $127 million in 2002 related to a portion of the developed technology acquired with the Xircom acquisition and the acquisition of Trillium Digital Systems, Inc. The impaired developed technology of Xircom primarily related to PC Ethernet cards, whose forecasted revenue declined significantly as the market moved to LAN-on-motherboard technology. The impaired developed technology of Trillium related primarily to a change in the product roadmap for telephony operating-systems software that resulted in a significant decline in forecasted revenue for that technology. The amount of the impairments was determined using a fair-value approach based on discounted future cash flows.

The company records acquisition-related purchase consideration as unearned stock-based compensation in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” During 2004 and 2003, the company recorded no such unearned stock-based compensation. Acquisition-related unearned stock compensation includes the portion of the purchase consideration related to shares issued contingent upon the continued employment of selected employee stockholders and/or the completion of specified milestones. The unearned stock-based compensation also includes the intrinsic value of stock options assumed in connection with business combinations that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs.

Other acquisition-related costs include the amortization of deferred cash payments that represent contingent compensation to employees related to previous acquisitions. The compensation is being recognized over the period earned. All amortization of acquisition-related intangibles and costs, including impairments, is included in “all other” for segment reporting purposes.

Amortization of intellectual property assets was $120 million in 2004 ($118 million in 2003 and $120 million in 2002). The amortization of an intellectual property asset is generally included in either cost of sales or research and development.

Based on the carrying value of identified intangible assets recorded at December 25, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

(In Millions)	2005	2006	2007	2008	2009
Acquisition-related intangibles	$115	$35	$12	$1	$—
Intellectual property assets	$115	$106	$76	$67	$39

Note 16:  Impairment of Long-Lived Assets

During 2003, the company substantially completed the wind-down of its Intel® Online Services web hosting business. The company recognized a related $131 million pre-tax charge in cost of sales, of which $106 million was recorded in 2002, and the remainder was recorded in 2003 due to an increase in the estimate of assets that would no longer be utilized. Approximately $123 million of the charge related to the impairment of the web hosting business’ assets, including leasehold improvements and server equipment. The amount of the impairment was determined based on discounted future cash flows and comparable market prices. The remaining $8 million represented the accrual of lease and other exit-related costs. The total charge was reflected in the “all other” category for segment reporting purposes. For both 2003 and 2002, the operating results of this business were not significant to the results of the company.

Note 17:  Commitments

The company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2026. Rental expense was $136 million in 2004, $149 million in 2003 and $163 million in 2002. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2005—$124 million; 2006—$82 million; 2007—$56 million; 2008—$43 million; 2009—$36 million; 2010 and beyond—$222 million. Commitments for construction or purchase of property, plant and equipment approximated $2.8 billion at December 25, 2004. Capital purchase obligations increased from $1.5 billion at December 27, 2003 to $2.8 billion at December 25, 2004, primarily due to purchase obligations for capital equipment relating to next-generation 65-nanometer process technology. Other commitments as of December 25, 2004 totaled $687 million. Other commitments primarily included payments due under various types of licenses and non-contingent funding obligations, such as co-marketing and co-development initiatives.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18:  Contingencies

Tax Matters

In August 2003, in connection with the IRS’s regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments primarily related to the amounts reflected by Intel on these returns as a tax benefit for its export sales. In January 2005, the IRS issued formal assessments for these adjustments. The company does not agree with these adjustments and intends to appeal these assessments. If the IRS prevails in its position, Intel’s federal income tax due for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

Although the final resolution of the adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

Legal Proceedings

In 1997, Intergraph Corporation filed suit in Federal District Court in Alabama, generally alleging, among other claims, that Intel infringed certain Intergraph patents. In 2001, Intergraph filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging that Intel infringed additional Intergraph patents, and seeking an injunction and unspecified damages. In 2002, Intel and Intergraph entered into a settlement agreement, pursuant to which they agreed to settle the Alabama lawsuit and dismiss it with prejudice. Pursuant to the 2002 settlement agreement, Intel made a cash payment of $300 million to Intergraph and received a license under all Intergraph patents, excluding the patents at issue in the Texas case.

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

In March 2004, MicroUnity, Inc. filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claims that Intel® Pentium® III, Pentium® 4, Pentium® M and Itanium® 2 microprocessors infringe seven MicroUnity patents, and that certain Intel chipsets infringe one MicroUnity patent. MicroUnity also alleges that Dell products that contain these Intel products infringe the same patents. At Dell’s request, Intel agreed to indemnify Dell with respect to MicroUnity’s claims against Dell, subject to the terms of a prior agreement between Intel and Dell. MicroUnity seeks an injunction, unspecified damages and attorneys’ fees against both Intel and Dell. Intel disputes MicroUnity’s claims and intends to defend the lawsuit vigorously.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Hewlett-Packard Company, HPDirect, Inc. and Gateway Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel Pentium 4 microprocessors are less powerful and slower than systems containing Intel Pentium III microprocessors and a competitor’s microprocessors. In July 2004, the Court certified against Intel an Illinois-only class of certain end use purchasers of certain Pentium 4 microprocessors or computers containing such microprocessors. The Court denied plaintiffs’ motion for reconsideration of this ruling. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the Court’s class certification order. The plaintiffs and Intel thereafter filed a joint application for discretionary appeal of the trial court’s class certification ruling. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

The company is currently a party to various claims and legal proceedings, including those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

Intel has been named to the California and U.S. Superfund lists for three of its sites and has completed, along with two other companies, a Remedial Investigation/Feasibility study with the U.S. Environmental Protection Agency (EPA) to evaluate the groundwater in areas adjacent to one of its former sites. The EPA has issued a Record of Decision with respect to a groundwater cleanup plan at that site, including expected costs to complete. Under the California and U.S. Superfund statutes, liability for cleanup of this site and the adjacent area is joint and several. The company, however, has reached agreement with those same two companies which significantly limits the company’s liabilities under the proposed cleanup plan. Also, the company has completed extensive studies at its other sites and is engaged in cleanup at several of these sites. In the opinion of management, the potential losses to the company arising out of these matters would not have a material adverse effect on the company’s financial position or overall trends in results of operations, even if joint and several liability were to be assessed.

The estimate of the potential impact on the company’s financial position, cash flows or overall results of operations for the above tax matters and legal and environmental proceedings could change in the future.

Note 19:  Operating Segment and Geographic Information

Beginning in 2004, the company combined its communications-related businesses into a single organization, the Intel Communications Group (ICG). Previously, these communications businesses were in two separate product-line operating segments: the former Intel Communications Group and the Wireless Communications and Computing Group (WCCG). The company now consists of two product-line operating segments: the Intel Architecture business, which is composed of the Desktop Platforms Group, the Mobile Platforms Group and the Enterprise Platforms Group; and ICG. All prior-period amounts have been restated to reflect the new presentation as well as certain minor reorganizations effected during 2004.

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

The Intel Architecture operating segment’s products include microprocessors and related chipsets and motherboards. Net revenue for the Intel Architecture operating segment made up approximately 85% of the company’s consolidated net revenue in 2004 (87% in 2003 and 83% in 2002). Revenue from sales of microprocessors within the Intel Architecture operating segment represented 72% of consolidated net revenue in 2004 (73% in 2003 and 70% in 2002). ICG’s products include flash memory, wired and wireless

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connectivity products, communications infrastructure components such as network and embedded processors and optical components, microcontrollers, application and cellular processors used in cellular handsets and handheld computing devices, and cellular baseband chipsets. The company’s products in both operating segments are sold directly to original equipment manufacturers, and through retail and industrial distributors as well as reseller channels throughout the world.

In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are allocated to the operating segments and are included in the operating results reported below.

The “all other” category includes acquisition-related costs, including amortization and any impairments of acquisition-related intangibles and goodwill and charges for purchased in-process research and development. In 2003, acquisition-related costs included a goodwill impairment charge of $611 million for the remaining goodwill balance related to the former WCCG, and in 2002 included a $127 million impairment of acquisition-related identified intangibles related to prior-year acquisitions. “All other” also includes the results of operations of seed businesses that support the company’s initiatives, and the results for 2002 included a charge of $106 million related to the wind-down of the Intel Online Services web hosting business. Finally, “all other” includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments.

The company does not identify or allocate assets by operating segment, and does not allocate depreciation as such to the operating segments, nor does the CODM evaluate operating segments on these criteria. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The company does not allocate interest and other income, interest expense or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the company as a whole.

In January 2005, the company announced a planned reorganization of its business groups to bring all major product groups in line with the company’s strategy to drive development of complete technology platforms. These new business units include the Mobility Group, the Digital Enterprise Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. This reorganization is expected to become effective in 2005. Because this reporting period is as of December 25, 2004, the operating segment information below is presented under the organizational structure that existed as of December 25, 2004.

Net revenue and operating income or loss for operating segments for the three years ended December 25, 2004 were as follows:

(In Millions)	2004	2003	2002
Intel Architecture Business
Net revenue	$29,167	$26,178	$22,347
Operating income	$12,067	$10,354	$6,498
Intel Communications Group
Net revenue	$5,027	$3,928	$4,288
Operating loss	$(791)	$(824)	$(817)
All Other
Net revenue	$15	$35	$129
Operating loss	$(1,146)	$(1,997)	$(1,299)
Total
Net revenue	$34,209	$30,141	$26,764
Operating income	$10,130	$7,533	$4,382

In 2004, one customer accounted for approximately 19% of the company’s net revenue (19% in 2003 and 16% in 2002) while another customer accounted for approximately 16% in 2004 (15% in both 2003 and 2002). A substantial majority of the sales to these customers were products from the Intel Architecture business.

Geographic revenue information for the three years ended December 25, 2004 is based on the location of the customer. Property, plant and equipment information is based on the physical location of the assets at the end of each of the fiscal years.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from unaffiliated customers by geographic region/country was as follows:

(In Millions)	2004	2003	2002
United States	$6,563	$7,644	$7,698
Other Americas†	1,402	759	950

	7,965	8,403	8,648

Taiwan†	5,391	4,405	2,854
China†	4,651	3,679	3,199
Other Asia-Pacific†	5,338	4,077	4,020

	15,380	12,161	10,073

Europe†	7,755	6,868	6,139

Japan†	3,109	2,709	1,904

Total revenue	$34,209	$30,141	$26,764

†	Revenue from unaffiliated customers outside the U.S. totaled $27,646 million in 2004 ($22,497 million in 2003 and $19,066 million in 2002).

Net property, plant and equipment by country was as follows:

(In Millions)	2004	2003	2002
United States	$11,265	$12,483	$14,518
Ireland†	2,365	2,392	1,405
Other countries†	2,138	1,786	1,924

Total property, plant and equipment, net	$15,768	$16,661	$17,847

†	Net property, plant and equipment outside the U.S. totaled $4,503 million in 2004 ($4,178 million in 2003 and $3,329 million in 2002).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2004. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 25, 2004 and December 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intel Corporation’s internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 15, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Intel Corporation maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Intel Corporation maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Intel Corporation and our report dated February 15, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 15, 2005

INTEL CORPORATION

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In Millions—Except Per Share Amounts) 2004 For Quarter Ended	December 25	September 25	June 26	March 27
Net revenue	$9,598	$8,471	$8,049	$8,091
Gross margin	$5,377	$4,719	$4,780	$4,870
Net income[1]	$2,123	$1,906	$1,757	$1,730
Basic earnings per share[1]	$0.34	$0.30	$0.27	$0.27
Diluted earnings per share[1]	$0.33	$0.30	$0.27	$0.26
Dividends per share
Declared	$—	$0.08	$—	$0.08
Paid	$0.04	$0.04	$0.04	$0.04
Market price range common stock[2]
High	$24.80	$27.60	$28.99	$34.24
Low	$19.68	$19.72	$25.73	$26.16

(In Millions—Except Per Share Amounts) 2003 For Quarter Ended	December 27	September 27	June 28	March 29
Net revenue	$8,741	$7,833	$6,816	$6,751
Gross margin	$5,556	$4,558	$3,468	$3,512
Impairment of goodwill	$611	$—	$6	$—
Net income[3]	$2,173	$1,657	$896	$915
Basic earnings per share[3]	$0.33	$0.25	$0.14	$0.14
Diluted earnings per share[3]	$0.33	$0.25	$0.14	$0.14
Dividends per share
Declared	$—	$0.04	$—	$0.04
Paid	$0.02	$0.02	$0.02	$0.02
Market price range common stock[2]
High	$34.12	$29.18	$22.14	$18.90
Low	$27.52	$20.81	$16.28	$15.05

[1]	Net income for the quarter ended September 25, 2004 included $195 million in tax benefits related to export sales and state tax benefits for divestitures that exceeded the amounts originally estimated in connection with the 2003 provision, increasing both basic and diluted earnings per share by $0.03. Net income for the quarter ended June 26, 2004 included $62 million in tax benefits related to the reversal of previously accrued taxes related primarily to the closing of a state income tax audit, increasing both basic and diluted earnings per share by $0.01.

[2]	Intel’s common stock (symbol INTC) trades on The NASDAQ Stock Market* and is quoted in the Wall Street Journal and other newspapers. Intel’s common stock also trades on The Swiss Exchange. At December 25, 2004, there were approximately 230,000 registered holders of common stock. All stock prices are closing prices per The NASDAQ Stock Market.

[3]	Net income for the quarter ended December 27, 2003 included $620 million in tax benefits related to divestitures, increasing both basic and diluted earnings per share by $0.09.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of Intel’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of Intel’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance and Enterprise Services organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 25, 2004, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance and Enterprise Services organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of our 2005 Proxy Statement is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information included under the heading “Corporate Governance” in Part I, Item 1 of this Form 10-K identifying the “audit committee financial expert” who serves on the Audit Committee of our Board of Directors and the process by which stockholders may recommend candidates for the Board of Directors to the Corporate Governance and Nominating Committee is incorporated by reference in this section. There were no changes to the process by which stockholders may recommend candidates for the Board of Directors during 2004.

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

The full text of our Corporate Business Principles is published on our Investor Relations web site at www.intc.com. We intend to disclose future amendments to certain provisions of our Corporate Business Principles, or waivers of such provisions granted to executive officers and directors, on this web site within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Directors’ Compensation,” “Employment Contracts and Change of Control Arrangements,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” of the 2005 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2005 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

See “Employee Equity Incentive Plans” in Part II, Item 7 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity incentive plans, see “Employee Equity Incentive Plans” in Part II, Item 7 and “Note 11: Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in our 2005 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2005 Proxy Statement under the headings “Report of the Audit Committee” and “Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 45 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 85 of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Intel, the Intel logo, Intel Inside, Celeron, Intel Centrino, Intel SpeedStep, Intel StrataFlash, Intel Xeon, Intel XScale, Itanium, MMX and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries.

*Other names and brands may be claimed as the property of others.

INTEL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 25, 2004, December 27, 2003 and December 28, 2002

(In Millions)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful receivables†
2004	$55	$4	$16	$43
2003	$57	$14	$16	$55
2002	$68	$10	$21	$57

Valuation allowance for deferred tax asset
2004	$—	$75	$—	$75
2003	$—	$—	$—	$—
2002	$—	$—	$—	$—

†	Deductions represent uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Intel Corporation Second Restated Certificate of Incorporation filed March 13, 2003	10-Q	000-06217	3.1	5/7/03

3.2	Intel Corporation Bylaws as amended on November 10, 2004	8-K	000-06217	3.1	11/15/04

10.1**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/04

10.2**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/04

10.3**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/04

10.4**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/04

10.5**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/04

10.6**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/04

10.7	Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/03

10.8**	Intel Corporation 1988 Executive Long Term Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.2	8/11/98

10.9**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/98

10.10**	Intel Corporation Executive Officer Incentive Plan, as amended and restated effective January 1, 2004	10-K	000-06217	10.7	2/23/04

10.11**	Description of Bonus Terms under the Executive Officer Incentive Plan	10-Q	000-06217	10.2	8/2/04

10.12**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/99

10.13**	Intel Corporation Special Deferred Compensation Plan	S-8	333-45395	4.1	2/2/98

10.14**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective July 15, 1996	S-8	033-63489	4.1.1	7/17/96

10.15**	Form of Indemnification Agreement with Directors and Executive Officers					X

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

21.1	Intel subsidiaries					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION Registrant

By:	/s/ ANDY D. BRYANT
Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer February 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CRAIG R. BARRETT	/s/ REED E. HUNDT
Craig R. Barrett Chief Executive Officer, Director and Principal Executive Officer February 18, 2005	Reed E. Hundt Director February 18, 2005

/s/ CHARLENE BARSHEFSKY	/s/ PAUL S. OTELLINI
Charlene Barshefsky Director February 18, 2005	Paul S. Otellini President, Chief Operating Officer and Director February 18, 2005

/s/ E. JOHN P. BROWNE	/s/ DAVID S. POTTRUCK
E. John P. Browne Director February 18, 2005	David S. Pottruck Director February 18, 2005

/s/ ANDY D. BRYANT	/s/ JANE E. SHAW
Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer February 18, 2005	Jane E. Shaw Director February 18, 2005

/s/ ANDREW S. GROVE	/s/ JOHN L. THORNTON
Andrew S. Grove Chairman of the Board and Director February 18, 2005	John L. Thornton Director February 18, 2005

/s/ D. JAMES GUZY	/s/ DAVID B. YOFFIE
D. James Guzy Director February 18, 2005	David B. Yoffie Director February 18, 2005