Form 10-Q
period 2005-04-02
INTEL CORP
filed 2005-05-11
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 29, 2005
Common stock, $0.001 par value	6,173 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In Millions, Except Per Share Amounts)	April 2, 2005	March 27, 2004
Net revenue	$9,434	$8,091
Cost of sales	3,836	3,221

Gross margin	5,598	4,870

Research and development	1,266	1,195
Marketing, general and administrative	1,262	1,141
Amortization of acquisition-related intangibles and costs	38	58

Operating expenses	2,566	2,394

Operating income	3,032	2,476
Gains on equity securities, net	4	19
Interest and other, net	115	49

Income before taxes	3,151	2,544
Provision for taxes	973	814

Net income	$2,178	$1,730

Basic earnings per common share	$0.35	$0.27

Diluted earnings per common share	$0.35	$0.26

Cash dividends declared per common share	$0.16	$0.08

Weighted average common shares outstanding	6,211	6,480

Weighted average common shares outstanding, assuming dilution	6,273	6,624

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	April 2, 2005	December 25, 2004
Assets
Current assets:
Cash and cash equivalents	$9,279	$8,407
Short-term investments	4,394	5,654
Trading assets	2,443	3,111
Accounts receivable, net	3,226	2,999
Inventories	2,808	2,621
Deferred tax assets	975	979
Other current assets	353	287

Total current assets	23,478	24,058

Property, plant and equipment, net of accumulated depreciation of $24,938 ($24,065 at December 25, 2004)	16,321	15,768
Marketable strategic equity securities	586	656
Other long-term investments	2,140	2,563
Goodwill	3,716	3,719
Other assets	1,325	1,379

Total assets	$47,566	$48,143

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$222	$201
Accounts payable	2,081	1,943
Accrued compensation and benefits	1,175	1,858
Accrued advertising	806	894
Deferred income on shipments to distributors	707	592
Other accrued liabilities	1,629	1,355
Income taxes payable	1,953	1,163

Total current liabilities	8,573	8,006

Long-term debt	464	703
Deferred tax liabilities	818	855
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value	6,220	6,143
Acquisition-related unearned stock compensation	(1)	(4)
Accumulated other comprehensive income	81	152
Retained earnings	31,411	32,288

Total stockholders’ equity	37,711	38,579

Total liabilities and stockholders’ equity	$47,566	$48,143

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In Millions)	April 2, 2005	March 27, 2004
Cash and cash equivalents, beginning of period	$8,407	$7,971

Cash flows provided by (used for) operating activities:
Net income	2,178	1,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,189	1,140
Amortization of intangibles and other acquisition-related costs	67	93
Gains on equity securities, net	(4)	(19)
Net loss on retirements and impairments of property, plant and equipment	20	24
Deferred taxes	5	119
Tax benefit from employee equity incentive plans	101	104
Changes in assets and liabilities:
Trading assets	668	65
Accounts receivable	(227)	(414)
Inventories	(187)	(277)
Accounts payable	138	(43)
Accrued compensation and benefits	(683)	(610)
Income taxes payable	790	(294)
Other assets and liabilities	(299)	151

Total adjustments	1,578	39

Net cash provided by operating activities	3,756	1,769

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,788)	(680)
Purchases of available-for-sale investments	(2,168)	(3,765)
Maturities and sales of available-for-sale investments	3,619	3,525
Other investing activities	6	(9)

Net cash used for investing activities	(331)	(929)

Cash flows provided by (used for) financing activities:
Increase in short-term debt, net	34	111
Repayments and retirement of debt	—	(5)
Proceeds from sales of shares through employee equity incentive plans	410	386
Repurchase and retirement of common stock	(2,500)	(1,505)
Payment of dividends to stockholders	(497)	(259)

Net cash used for financing activities	(2,553)	(1,272)

Net increase (decrease) in cash and cash equivalents	872	(432)

Cash and cash equivalents, end of period	$9,279	$7,539

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$13
Income taxes, net of refunds	$164	$885

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited

Note 1:  Basis of Presentation

Intel Corporation has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2005 is a 53-week fiscal year, and the first quarter of 2005 was a 14-week quarter. Fiscal year 2004 was a 52-week fiscal year, and the first quarter of 2004 was a 13-week quarter.

The accompanying interim consolidated condensed financial statements of Intel Corporation have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 25, 2004. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of property, plant and equipment; the valuation of non-marketable equity securities and inventory; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 25, 2004. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

Note 2:  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for the quarter ending April 2, 2005, net income would have been reduced by approximately $333 million. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. The company currently intends to apply the prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in fiscal 2006.

Note 3:  Employee Equity Incentive Plans

Intel currently accounts for its equity incentive plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Accordingly, no stock-based compensation, other than acquisition-related stock-based compensation, is recognized in net income.

The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company’s stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan. For purposes of this pro forma disclosure, the value of the options and rights to acquire stock granted under the company’s Stock Participation Plan are estimated using a Black-Scholes option pricing model and amortized ratably to expense over the vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

	Three Months Ended
(In Millions—Except Per Share Amounts)	April 2, 2005	March 27, 2004
Net income, as reported	$2,178	$1,730
Less: total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	333	288

Pro forma net income	$1,845	$1,442

Reported basic earnings per common share	$0.35	$0.27

Pro forma basic earnings per common share	$0.30	$0.22

Reported diluted earnings per common share	$0.35	$0.26

Pro forma diluted earnings per common share	$0.29	$0.22

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. The company’s employee stock options have characteristics significantly different from those of traded options. In addition, option pricing models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.

The weighted average estimated value of employee stock options granted during the first quarter of 2005 was $6.51 ($15.00 for the first quarter of 2004). The value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	April 2, 2005	March 27, 2004
Expected life (in years)	5.6	5.3
Risk free interest rate	3.7%	3.0%
Volatility	.28	.52
Dividend yield	1.4%	.5%

In light of recent regulatory guidance, the company reevaluated the assumptions used to estimate the value of employee stock options granted in the first quarter of 2005. Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. Additionally, in the first quarter of 2005, the company began using the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to the company’s historical grants. Management believes this calculation provides a reasonable estimate of expected life for the company’s employee stock options. The expected life for options granted in the first quarter of 2005 and the first quarter of 2004 included the impact of options with extended vesting periods granted to key officers and other senior level employees.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

The estimated value of rights granted under the Stock Participation Plan during the first quarter of 2005 was $5.72 ($7.29 during the first quarter of 2004). The value of rights granted during the first quarter of 2005 and 2004 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	April 2, 2005	March 27, 2004
Expected life (in years)	.5	.5
Risk free interest rate	2.7%	1.0%
Volatility	.25	.31
Dividend yield	1.4%	.5%

Additional information with respect to stock option activity is as follows:

		Outstanding Options
(Shares in Millions)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
December 27, 2003	526.9	850.1	$25.54
Grants	(114.7)	114.7	$26.23
Exercises	—	(48.4)	$10.89
Cancellations	11.5	(32.5)	$30.00
Expiration of 1984 Stock Option Plan	(143.2)	—	—
Cancellation of 1997 Stock Option Plan	(300.1)	—	—
Adoption of 2004 Equity Incentive Plan	240.0	—	—

December 25, 2004	220.4	883.9	$26.26
Grants	(4.0)	4.0	$22.87
Exercises	—	(20.9)	$9.51
Cancellations	0.3	(12.0)	$30.24

April 2, 2005	216.7	855.0	$26.60

Under the Stock Participation Plan, 57.1 million shares remained available for issuance at April 2, 2005 out of 944 million shares authorized. Employees purchased 10.4 million shares for $211 million in the first quarter of 2005 (9.5 million shares for $201 million in the first quarter of 2004). The next scheduled purchase under the Stock Participation Plan is in the third quarter of 2005.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 4:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
(In Millions)	April 2, 2005	March 27, 2004
Weighted average common shares outstanding	6,211	6,480
Dilutive effect of employee stock options	62	144

Weighted average common shares outstanding, assuming dilution	6,273	6,624

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the first quarter of 2005, approximately 481 million of the company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive (197 million for the first quarter of 2004). These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 5:  Common Stock Repurchase Program

During the first quarter of 2005, the company repurchased 107.9 million shares of common stock at a cost of $2.5 billion (49.2 million shares for $1.5 billion during the first quarter of 2004). Since the program began in 1990, the company has repurchased and retired approximately 2.3 billion shares at a cost of approximately $44 billion. As of April 2, 2005, approximately 506 million shares remained available for repurchase under the existing repurchase authorization.

Note 6:  Trading Assets

Trading assets at fair value at the end of each period were as follows:

(In Millions)	April 2, 2005	December 25, 2004
Debt instruments	$2,108	$2,772
Equity securities offsetting deferred compensation	335	339

Total	$2,443	$3,111

Note 7:  Inventories

Inventories at the end of each period were as follows:

(In Millions)	April 2, 2005	December 25, 2004
Raw materials	$392	$388
Work in process	1,517	1,418
Finished goods	899	815

Total	$2,808	$2,621

Note 8:  Gains on Equity Securities, Net

Net gains on investments in equity securities and certain equity derivatives were $4 million for the first quarter of 2005 (a gain of $19 million for the first quarter of 2004). Included in these amounts were impairments, primarily of non-marketable equity securities, of approximately $15 million for the first quarter of 2005 ($11 million for the first quarter of 2004).

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 9:  Interest and Other, Net

Interest and other, net included:

	Three Months Ended
(In Millions)	April 2, 2005	March 27, 2004
Interest income	$121	$71
Interest expense	(2)	(18)
Other, net	(4)	(4)

Total	$115	$49

Note 10:  Goodwill

During the first quarter of 2005, the company reorganized its business groups to bring all major product groups in line with the company’s strategy to design and deliver complete technology platforms. Under the new business unit structure, the Digital Enterprise Group is a single reporting unit. The Mobility Group is made up of two reporting units: the flash memory reporting unit and the mobility reporting unit. All of the Mobility Group operating segment goodwill is included in the mobility reporting unit. See “Note 16:  Operating Segment Information.”

Subsequent to the reorganization of the company’s business groups, the carrying value of goodwill was allocated to the new reporting units based on the estimated fair value of each business group within its original reporting unit relative to the estimated fair value of that reporting unit. No goodwill was impaired during the first quarter of 2005 or for the first quarter of 2004.

Goodwill by operating segment after the reorganization was as follows:

(In Millions)	Digital Enterprise Group	Mobility Group	All Other	Total
December 25, 2004	$3,403	$258	$58	$3,719
Other	(3)	—	—	(3)

April 2, 2005	$3,400	$258	$58	$3,716

Note 11:  Identified Intangible Assets

Identified intangible assets as of April 2, 2005 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Intellectual property assets	$779	$(288)	$491
Acquisition-related developed technology	631	(541)	90
Other acquisition-related intangibles	91	(53)	38

Total identified intangible assets	$1,501	$(882)	$619

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Identified intangible assets as of December 25, 2004 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Intellectual property assets	$799	$(285)	$514
Acquisition-related developed technology	631	(514)	117
Other acquisition-related intangibles	91	(45)	46

Total identified intangible assets	$1,521	$(844)	$677

Intellectual property assets primarily represent acquired technology licenses, including licenses with Intergraph Corporation. In March 2004, Intel and Intergraph entered into a settlement agreement, pursuant to which Intel agreed to pay Intergraph a total of $225 million and Intergraph agreed to dismiss certain pending litigation, granted license rights in favor of Intel and Intel’s customers, and covenanted not to sue any Intel customer for products that include an Intel microprocessor, Intel chipset and Intel motherboard. As a result of the 2004 settlement agreement, Intel recorded a $162 million charge to cost of sales in the first quarter of 2004. The remaining balance of $63 million represented the value of intellectual property assets acquired as part of the settlement. This balance is included in the table above and is being amortized over the assets’ remaining useful lives. Other acquisition-related intangibles include items such as workforce-in-place and customer lists. Identified intangible assets are classified within other assets on the balance sheet.

All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $29 million for the first quarter of 2005 ($35 million for the first quarter of 2004). The amortization of an intellectual property asset is generally included in either cost of sales or research and development. Amortization of acquisition-related intangibles and costs was $38 million for the first quarter of 2005 ($58 million for the first quarter of 2004).

Based on identified intangible assets recorded at April 2, 2005, and assuming no subsequent impairment of the underlying assets, the amortization expense for each period, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2005[1]	2006	2007	2008	2009
Intellectual property assets	$87	$107	$77	$68	$40
Acquisition-related intangibles	$81	$35	$11	$1	$—

[1]	Reflects the remaining nine months of fiscal 2005.

Note 12:  Borrowings

The company’s borrowings primarily consist of Euro borrowings, which were made in connection with the financing of manufacturing facilities and equipment in Ireland. Intel has invested the proceeds in Euro-denominated loan participation notes of similar maturity to hedge currency and interest rate exposures. During the first quarter of 2005, the company retired approximately $230 million of the Euro borrowings prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 13:  Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
(In Millions)	April 2, 2005	March 27, 2004
Net income	$2,178	$1,730
Change in net unrealized holding gain (loss) on available-for-sale investments	(42)	54
Change in net unrealized holding gain on derivatives	(29)	7

Total comprehensive income	$2,107	$1,791

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	April 2, 2005	December 25, 2004
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$(5)	$37
Accumulated net unrealized holding gain on derivatives	88	117
Accumulated minimum pension liability	(2)	(2)

Total accumulated other comprehensive income	$81	$152

Note 14:  Provision for Taxes

U.S. income taxes were not provided for on a cumulative total of approximately $7.9 billion of undistributed earnings for certain non-U.S. subsidiaries as of the most recent fiscal year end. The company currently intends to reinvest these earnings in operations outside the U.S. The American Jobs Creation Act of 2004 (the Jobs Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and currently the company is uncertain as to how to interpret numerous provisions in the Jobs Act. The company is not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $6.0 billion might be repatriated, with a respective tax liability of up to $475 million. The company expects to be in a position to finalize its analysis by October 2005.

Note 15:  Contingencies

Tax Matters

In August 2003, in connection with the U.S. Internal Revenue Service (IRS) regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments to the amounts reflected by Intel on these returns as a tax benefit for its export sales. In January 2005, the IRS issued formal assessments for these adjustments. The company does not agree with these adjustments and has appealed. If the IRS prevails in its position, Intel’s federal income tax due for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Legal Proceedings

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

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway, Inc., Hewlett-Packard Company, and HPDirect, Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium 4® microprocessors are less powerful and slower than systems containing Intel® Pentium® III microprocessors and a competitor’s microprocessors. In July 2004, the court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 microprocessors or computers containing such microprocessors. The Court denied plaintiffs’ motion for reconsideration of this ruling. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the Court’s class certification order. Plaintiffs and Intel thereafter filed a joint application for discretionary appeal of the trial court’s class certification ruling. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

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

Note 16:  Operating Segment Information

During the first quarter of 2005, the company reorganized its business groups to bring all major product groups in line with the company’s strategy to design and deliver complete technology platforms. These new business units include the Digital Enterprise Group, the Mobility Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. The Digital Enterprise Group and the Mobility Group are reportable operating segments. The Digital Home Group, Digital Health Group and Channel Platforms Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, these operating segments are included within the “all other” category below. All prior period amounts have been restated to reflect the new organizational structure. As a result of this platform reorganization, further organizational changes may occur through the remainder of 2005.

The company’s Executive Office currently consists of Chief Executive Officer (CEO) Craig R. Barrett and President and Chief Operating Officer (COO) Paul S. Otellini. The CEO and COO have joint responsibility as the Chief Operating Decision Maker (CODM), as defined by SFAS No. 131. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. In 2004, the company announced that the Board of Directors elected Paul S. Otellini as President and CEO, and Craig R. Barrett as Chairman of the Board, effective as of completion of the Annual Stockholders’ Meeting scheduled for May 18, 2005.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

The Digital Enterprise Group operating segment’s products include microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments, communications infrastructure components such as network processors and embedded microprocessors, wired connectivity devices and products for network and server storage. The Mobility Group operating segment’s products include microprocessors and related chipsets designed for the mobile computing market segment, flash memory, wireless connectivity products, application processors used in cellular handsets and handheld computing devices, and cellular baseband chipsets. Revenue for the “all other” category primarily consists of microprocessors and related chipsets used in consumer electronics devices. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.

In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are allocated to the operating segments and are included in the operating results reported below.

In addition to the operating results for the Digital Home Group, Digital Health Group and Channel Platforms Group operating segments, the “all other” category also includes acquisition-related costs, including amortization and any impairments of acquisition-related intangibles and goodwill. Additionally, “all other” includes the results of operations of seed businesses that support the company’s initiatives. Finally, “all other” includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments.

Segment information is summarized as follows:

	Three Months Ended
(In Millions)	April 2, 2005	March 27, 2004
Digital Enterprise Group
Net revenue	$6,361	$6,231
Operating income	$2,360	$2,448

Mobility Group
Net revenue	$3,011	$1,825
Operating income	$1,104	$405

All Other
Net revenue	$62	$35
Operating loss	$(432)	$(377)

Total
Net revenue	$9,434	$8,091
Operating income	$3,032	$2,476

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with Intel’s overall strategy and the strategy for our major business units, to give the reader an overview of the goals of our business and the direction in which our business and products are moving. The strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations, beginning with an “Overview.” We then provide an analysis of changes in our balance sheet and cash flows, in the section entitled “Financial Condition.” Finally, we conclude this MD&A with our “Business Outlook” section, discussing our outlook for 2005 and the second quarter of 2005.

The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of May 6, 2005.

Strategy

Our goal is to be the preeminent provider of silicon chips and platform solutions to the worldwide digital economy. As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design and manufacture of integrated circuits and our financial resources, as well as our global presence and brand recognition. Our primary focus is on developing advanced integrated silicon technology solutions. We also provide key components for networking and communications infrastructures used to connect technology users.

We believe that users of computing and communications devices want improved performance, which includes faster processing performance and other improved capabilities such as multithreading or multitasking, lower system power consumption, seamless connectivity, improved security, manageability, reliability, ease of use or interoperability among devices. It is our goal to incorporate features addressing these capabilities in our various products to meet user demands. To deliver microprocessors with improved performance and platforms capable of meeting changing customer requirements, we have focused our efforts on providing dual- and multi-core microprocessors. Dual- and multi-core microprocessors contain two or more processor cores, rather than just one microprocessor core.

We believe that the end-users of computing and communications systems and devices will benefit from products based on platform solutions. We define a platform as a collection of technologies that better meet the requirements of end-users. By combining technology ingredients to work together in a platform, we believe we create a better end-user solution than if the ingredients were used separately. The success of our strategies to offer platform solutions is dependent on our ability to select and incorporate ingredients that customers value, and to market the platforms effectively. In developing our platforms, we may include ingredients sold by other companies.

We make equity investments in companies around the world to further our strategic objectives and support our key business initiatives through our Intel Capital program. The Intel Capital program generally focuses on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. We invest in companies that develop software, hardware or services supporting our technologies. Our current investment focus areas include enabling mobile wireless devices, helping to advance the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We plan to continue to cultivate new businesses and work with the computing, communications and consumer electronics industries through standards bodies, trade associations, original equipment manufacturers, original design manufacturers, and independent software and operating system vendors, to align the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to expand the infrastructure for wireless connectivity, including wireless broadband. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our platform solutions.

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products that offer improved performance at lower prices. Worldwide, our competitors range in size from large established multinational companies with multiple product lines, to smaller companies and new entrants to the marketplace that compete in specialized market segments. With the trend toward convergence in computing and communications products, product offerings will likely cross over multiple categories, offering us new opportunities, but also resulting in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. In market segments where our competitors have established products and brand recognition, it may be inherently difficult for us to compete against them. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products.

During the first quarter of 2005, we reorganized our business units to bring all major product groups in line with our strategy to design and deliver complete technology platforms. These new business units include the Digital Enterprise Group, the Mobility Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. The Digital Home Group, Digital Health Group and Channel Platforms Group operating segments are included within the “all other” category (see “Note 16:  Operating Segment Information” in the Notes to Consolidated Condensed Financial Statements). The discussion below and the results of operations for our business units in this MD&A are presented under the new organizational structure, and all prior period amounts have been restated to conform to the new presentation.

Digital Enterprise Group

For the Digital Enterprise Group business unit, our strategy is to design and deliver computing and communications platforms for end-to-end solutions for businesses and service providers. Our products are incorporated into desktop computers, the infrastructure comprising the Internet, and enterprise computing servers. Specifically for businesses, our platforms seek to enable increased employee productivity and reduce total cost of ownership. The Digital Enterprise Group develops these platforms based on our processors, chipsets, board-level products, wired connectivity products, and products for network and server storage. The processors offered by the Digital Enterprise Group are designed for various market segments, and include microprocessors that are optimized for use in the desktop and server computing market segments, and products designed for the communications infrastructure, including network processors and embedded microprocessors. Although the Digital Enterprise Group’s strategic focus is on business platform solutions, the group’s products also include microprocessors marketed to the consumer desktop computing market segment. Future consumer desktop microprocessors that are designed specifically for the digital home will be offered by the Digital Home Group business unit.

Our strategy for the desktop computing market segment is to introduce platforms with improved performance, tailored to the needs of different market segments using a tiered branding approach. For desktop performance platforms, we offer the Intel® Pentium® 4 processor supporting HT Technology. For desktop value platforms, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of value-conscious PC users. We offer chipsets designed and optimized for use in desktop platforms. In April 2005, we introduced the Intel® 955X Express Chipset family. Also in April 2005, we released our first dual-core processor, the Intel® Pentium® Processor Extreme Edition 840 for high-end desktop and workstation platforms. We expect to release our first mainstream dual-core processor for the desktop market segment, the Pentium D® processor, in the second quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our strategy for the enterprise computing market segment is to provide platforms that have competitive price for performance and that increase end-user value in the areas of manageability and security for entry-level to high-end servers and workstations. Our Intel® Xeon™ processor family of products supports a range of entry-level to high-end technical and commercial computing applications. These products have been enhanced with Intel® Extended Memory 64 Technology, our 64-bit extension technology. Our Intel® Itanium® processor family, which is based on Intel’s 64-bit architecture and includes the Intel® Itanium® 2 processor, generally supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. We also offer chipsets designed and optimized for use in both server and workstation platforms.

For the communications infrastructure, we deliver products that are basic building blocks for modular communications platforms. These products include advanced programmable network processors, based on Intel® XScale technology, used to manage and direct data moving across the Internet and corporate networks. We also offer embedded microprocessors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems.

Mobility Group

For the Mobility Group business unit, our strategy is to design and deliver platforms for notebook PCs and handheld computing and communications devices that are designed to make the growing number of mobile devices work together more easily. In support of this strategy, the Mobility Group develops platform solutions based on our mobile computing microprocessors, chipsets, flash memory products, wireless connectivity products, application processors and cellular baseband chipsets.

Our strategy for notebook PCs is to deliver products optimized for the four mobility vectors: performance, battery life, form factor (the physical size and shape of a device) and wireless connectivity. For performance mobility users, we offer Intel® Centrino™ mobile technology, which consists of an Intel® Pentium® M processor, a chipset from the Mobile Intel® 915 Express chipset family, and a wireless connectivity solution that is based on the 802.11 industry standard. For mobile value platforms, we offer the Intel® Celeron® M processor and the Mobile Intel® Celeron® processor. In April 2005, we introduced the Intel® PRO/Wireless 5116, our first wireless connectivity product based on the 802.16 industry standard (or WiMAX). These products enable the creation of high-speed, fixed wireless broadband networks for broadband connectivity.

Our strategy for our flash memory products is to offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In support of this strategy, we offer NOR flash memory products such as Intel StrataFlash® Wireless Memory, which uses two-bit-per-cell technology to provide a single-chip solution for fast code execution with higher storage densities optimized for advanced mobile phone designs. We offer a variety of stacked memory products, including products based on NOR flash, as well as NOR plus Static Random Access Memory (SRAM) and/or NAND flash as requested by our customers. Stacking of memory products refers to packaging several memory chips together. In addition to product offerings for cellular customers, we offer flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes flash memory products found in various applications, including set-top boxes, networking products, and other devices such as DVD players and DSL cable modems.

Our application processors utilize Intel XScale® technology, which provides the processing and multimedia graphics capability for data-enabled mobile phones and PDAs. We also offer these application processors in stacked packaging solutions (stacking an application processor with memory).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Digital Home Group

For the Digital Home Group business unit, our strategy is to design and deliver computing and communications oriented platforms that meet the demands of consumers as digital content becomes increasingly used with a variety of connected digital devices. Our initial focus will be on living room entertainment applications and consumer electronics devices. We offer microprocessors and chipsets for embedded consumer electronics designs, such as digital televisions, video recorders and set-top boxes. In addition, we are developing products and platforms which are optimized for consumer electronics devices and digital home PCs to enhance the end-user experience.

Digital Health Group

For the Digital Health Group business unit, our strategy is to design and deliver products and explore global business opportunities for our products in healthcare research, diagnostics and productivity, as well as personal healthcare. In support of this strategy, the Digital Health Group is focusing on the digital hospital, consumer/home health and bio-medical products.

Channel Platforms Group

For the Channel Platforms Group business unit, our strategy is to expand on Intel’s success in global markets. In support of this effort, the Channel Platforms Group makes our products and platforms available to a worldwide network of third-party distributors, dealers, system integrators and solution providers. The Channel Platforms Group will also focus on developing unique products and solutions, including platform solutions, designed to meet the needs of users in specific geographies.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair manufacturing assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies do not require us to make estimates or judgments that are difficult or subjective.

Non-Marketable Equity Securities.  Under our Intel Capital program, we typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At April 2, 2005, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $508 million ($507 million at December 25, 2004).

Investments in non-marketable equity securities are inherently risky and a number of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. In the current equity market environment, while the availability of additional funding from venture capital sources has improved, the companies’ ability to take advantage of liquidity events, such as initial public offerings, mergers and private sales, remains uncertain.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios and the rate at which the investee is using its cash and (e) the investee’s receipt of additional funding at a lower valuation.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio, primarily impairments of non-marketable equity securities, were approximately $15 million in the first quarter of 2005 (approximately $11 million in the first quarter of 2004).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes.  We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions such as the tax benefit for export sales and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States (U.S.) and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Quarter of 2005 Compared to First Quarter of 2004

Overview

Our first quarter 2005 results provided a solid start to the year. We had double-digit growth in revenue, operating income and net income compared to a year ago. We saw good revenue growth in microprocessors designed for mobile computers, in flash memory and in chipsets. The first quarter of 2005 included 14 weeks in contrast to our typical 13 weeks. The additional week likely contributed to an increase in both revenue and expenses, although it is impossible to estimate with precision by how much. During the quarter we announced a reorganization to align our business groups across our major platform initiatives. The discussion of our financial results below is consistent with these new business groups. From a product perspective, we continue to be largely dependent on the sales of our microprocessors, and this quarter these products accounted for approximately 73% of our consolidated net revenue. Our cash position remains strong, and we were able to repurchase $2.5 billion of our stock and pay approximately $500 million in dividends.

Although it is too early to predict the outcome for the remainder of the year, and it is always appropriate to be cautious about the economic outlook, we believe we can continue to grow both annual revenue and gross margin dollars, with higher unit sales of microprocessors. We believe the continued growth in our business is dependent on two significant trends: the continued growth in the notebook market segment and the continued growth in emerging economies. Our business model not only addresses the expanding array of uses and users of computing and communications products, but also these significant industry trends. As we start the second quarter 2005, we believe we are positioned well, with our microprocessor and chipset factories running at near optimal levels, with progress toward increasing our inventory levels to meet customer demands, and with our 65 nanometer process technology successfully meeting internal milestones. Further, with the introduction of our first dual-core desktop processor, we are continuing to deliver leading edge performance products to meet user demands.

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q1 2005	Q1 2004
Net revenue	100.0%	100.0%
Cost of sales	40.7%	39.8%

Gross margin	59.3%	60.2%
Research and development	13.4%	14.8%
Marketing, general and administrative	13.4%	14.1%
Amortization of acquisition-related intangibles and costs	0.4%	0.7%

Operating income	32.1%	30.6%

The following table sets forth information on our geographic regions for the periods indicated:

(Dollars In Millions)	Q1 2005		Q1 2004
	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,395	47%	$3,284	40%
Americas	1,972	21%	2,163	27%
Europe	2,106	22%	1,927	24%
Japan	961	10%	717	9%

Total	$9,434	100%	$8,091	100%

Our net revenue for Q1 2005 was $9.4 billion, an increase of 17% compared to Q1 2004. This increase was primarily due to revenue growth within the Mobility Group. The first quarter of 2005 included 14 weeks in contrast to our typical 13 weeks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Asia-Pacific region’s revenue comprised the largest portion of our total revenue in Q1 2005 and increased 34% compared to Q1 2004, reflecting the movement of more of the production of our customers’ PC supply chain to Asia. This movement in the supply chain has negatively affected the Americas region, which decreased 9% compared to Q1 2004. Japan revenue increased 34% and Europe increased 9% in Q1 2005 compared to Q1 2004. We continued to see solid growth in emerging markets within the Asia-Pacific region, the Americas region and Europe.

Our overall gross margin dollars were $5.6 billion in Q1 2005, an increase of 15% compared to $4.9 billion in Q1 2004. Our overall gross margin percentage decreased to 59.3% in Q1 2005, down from 60.2% in Q1 2004. The gross margin percentage for the Digital Enterprise Group was lower, and the gross margin percentage for the Mobility Group was higher, in Q1 2005 compared to Q1 2004. See “Business Outlook” for a discussion of gross margin expectations.

Digital Enterprise Group

The revenue and operating income for the Digital Enterprise Group operating segment for the first quarter of 2005 and 2004 were as follows:

(In Millions)	Q1 2005	Q1 2004
Microprocessor revenue	$4,944	$4,971
Chipset, motherboard and other revenue	1,417	1,260

Net revenue	$6,361	$6,231
Operating income	$2,360	$2,448

Net revenue for the Digital Enterprise operating segment increased $130 million, or 2%, in Q1 2005 compared to Q1 2004. The increase in revenue was primarily due to higher revenue from chipsets and motherboards. Unit sales and average selling prices of microprocessors were approximately flat. Microprocessors within the Digital Enterprise Group include microprocessors designed for the desktop and enterprise computing market segments, previously included within the former Intel Architecture business operating segment, as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in other revenue above.

Operating income decreased $88 million, or 4%, in Q1 2005 compared to Q1 2004. The decrease was primarily due to approximately $180 million of higher start-up costs in Q1 2005 related to our 65-nanometer process technology. Q1 2004 results included a charge related to a settlement agreement with Intergraph Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Mobility Group

The revenue and operating income for the Mobility Group operating segment for the first quarter of 2005 and 2004 were as follows:

(In Millions)	Q1 2005	Q1 2004
Microprocessor revenue	$1,917	$1,162
Flash memory revenue	578	417
Chipset and other revenue	516	246

Net revenue	$3,011	$1,825
Operating income	$1,104	$405

Net revenue for the Mobility Group operating segment increased by $1.2 billion, or 65%, in Q1 2005 compared to Q1 2004. This increase was primarily due to significantly higher revenue from sales of microprocessors, which increased $755 million, or 65%, in Q1 2005 compared to Q1 2004, reflecting the continued growth in the notebook market segment. The higher revenue from sales of microprocessors was due to significantly higher unit sales, partially offset by lower average selling prices. Revenue from sales of chipsets also increased significantly in Q1 2005 compared to Q1 2004. Revenue from sales of wireless connectivity products for our Intel Centrino mobile technology and revenue from sales of application processors were also higher. Revenue from applications processors, which are based on our Intel XScale technology, is included in other revenue above. Unit sales of flash memory products were higher, with flash memory revenue increasing 39% in Q1 2005 compared to Q1 2004.

Operating income increased to $1.1 billion in Q1 2005, from $405 million in Q1 2004. The significant increase in operating income was primarily due to higher revenue from sales of microprocessors. In addition, operating expenses for the Mobility Group did not increase as fast as revenue, which also contributed to the improvement in operating income. The increase in operating income was partially offset by higher start-up costs in Q1 2005, primarily related to our 65-nanometer process technology.

Operating Expenses

Operating expenses for the first quarter of 2005 and 2004 were as follows:

(In Millions)	Q1 2005	Q1 2004
Research and development	$1,266	$1,195
Marketing, general and administrative	$1,262	$1,141
Amortization of acquisition-related intangibles and costs	$38	$58

Research and development spending increased $71 million, or 6%, in Q1 2005 compared to Q1 2004. This increase was primarily due to the extra week in Q1 2005, along with higher headcount and higher profit dependent related expenses, partially offset by lower expenses related to development for our next-generation 65-nanometer manufacturing process technology. Marketing, general and administrative expenses were up $121 million, or 11%, compared to Q1 2004, also primarily due to the extra week in Q1 2005, along with higher headcount and higher profit dependent related expenses. Research and development along with marketing, general and administrative expenses were 27% of net revenue in Q1 2005 and 29% of net revenue in Q1 2004.

Amortization of acquisition-related intangibles and costs was $38 million in Q1 2005 compared to $58 million in Q1 2004, as a portion of the intangibles related to prior acquisitions became fully amortized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gains on Equity Securities, Interest and Other and Taxes

Gains on equity securities, net, interest and other, net and taxes for the first quarter of 2005 and 2004 were as follows:

(In Millions)	Q1 2005	Q1 2004
Gains on equity securities, net	$4	$19
Interest and other, net	$115	$49
Provision for taxes	$973	$814

Gains on equity securities and certain equity derivatives for Q1 2005 were $4 million compared to $19 million for Q1 2004. The decrease in Q1 2005 was primarily due to lower gains on equity transactions. The lower net gain in Q1 2005 was also a result of higher impairment charges on investments, particularly of non-marketable equity securities (approximately $15 million in Q1 2005 and $11 million in Q1 2004).

Interest and other, net increased to $115 million in Q1 2005 compared to $49 million in Q1 2004, reflecting higher interest income as a result of higher interest rates.

Subsequent to our earnings release on April 19, 2005, we recorded a tax adjustment that reduced the tax provision by $24 million. As a result of this adjustment, diluted earnings per common share rounded to $0.35. Our effective income tax rate was 30.9% for Q1 2005, compared to 32.0% for Q1 2004.

Financial Condition

Our financial condition remains strong. At April 2, 2005, cash, short-term investments and fixed income debt instruments included in trading assets totaled $15.8 billion, down from $16.8 billion at December 25, 2004. At April 2, 2005, total short-term and long-term debt was $686 million and represented approximately 2% of stockholders’ equity. At December 25, 2004, total debt was $904 million and also represented approximately 2% of stockholders’ equity.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the first quarter of 2005, cash provided by operating activities was $3.8 billion, compared to $1.8 billion for the first quarter of 2004. For the first quarter of 2005, the largest contribution to the increase in cash provided by operating activities was from an increase in income taxes payable. The increase in income taxes payable compared to December 2004 was primarily due to a lack of significant estimated tax payments made in the first quarter of 2005. Additional working capital sources of cash included a decrease in trading assets, primarily due to maturities in excess of purchases. Accrued compensation and benefits decreased, primarily due to payout of 2004 year-end employee bonuses. Accounts receivable increased compared to December 2004, primarily due to higher days sales outstanding (from 34 to 37 days in the first quarter of 2005) as the fourth quarter of 2004 included higher cash receipts. For the first quarter of 2005, our three largest customers accounted for approximately 39% of net revenue, with one of these customers accounting for approximately 18% of revenue and another customer accounting for approximately 15%. For the first quarter of 2004, our three largest customers accounted for approximately 40% of net revenue. Additionally, these three largest customers accounted for approximately 42% of net accounts receivable at April 2, 2005 (approximately 45% at December 25, 2004). Inventories increased compared to December 2004 levels, primarily due to increases in chipset, wireless connectivity and flash memory products.

Investing cash flows consist primarily of capital expenditures and the proceeds of investments sold and payment for investments acquired. We used $331 million in net cash for investing activities for the first quarter of 2005, compared to $929 million during the first quarter of 2004. The lower cash used in investing activities in the first quarter of 2005 resulted from higher net maturities of available-for-sale investments due to a shift in our portfolio of investments in debt securities to shorter-term maturities. Capital expenditures increased to $1.8 billion in the first quarter of 2005 from $680 million in the first quarter of 2004, reflecting a higher investment in capital equipment, primarily driven by investments in 300mm, 65-nanometer production equipment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing cash flows consist primarily of repurchases and retirement of common stock and payment of dividends to stockholders. We used $2.6 billion in net cash for financing activities in the first quarter of 2005 compared to $1.3 billion in the first quarter of 2004. The major financing use of cash was for the repurchase of shares as we purchased 107.9 million shares of common stock for $2.5 billion (49.2 million shares for $1.5 billion in the first quarter of 2004). At April 2, 2005, approximately 506 million shares remained available for repurchase under existing repurchase authorizations. Our dividend payments were $497 million in the first quarter of 2005, higher than the $259 million paid in the same period of the prior year, due to an increase from $0.04 to $0.08 in cash dividends per common share effective for the first quarter of 2005. Financing sources of cash for the first quarter of 2005 were primarily $410 million in proceeds from the sale of shares pursuant to employee equity incentive plans ($386 million during the first quarter of 2004).

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during the first quarter of 2005 were approximately $150 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases and potential future acquisitions or strategic investments.

Employee Equity Incentive Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Under the 2004 Equity Incentive Plan (the 2004 Plan), 240 million shares of common stock were made available for issuance during the two year period ending June 30, 2006. We presently expect to request stockholder approval at our May 2005 Annual Stockholders’ Meeting to extend the term of the 2004 Plan by one year, to June 30, 2007, and make an additional 130 million common shares available for issuance as equity awards to employees and non-employee directors during this period.

We have a goal to keep the potential incremental dilution related to our equity incentive programs to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options cancelled due to employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Options granted to employees, including officers, and non-employee directors from 2001 through the first quarter of 2005 are summarized as follows:

(Shares in Millions)	YTD 2005	2004	2003	2002	2001
Total options granted[1]	4	115	110	174	238
Less options cancelled[1]	(12)	(32)	(40)	(44)	(47)
Net options granted (forfeited)	(8)	83	70	130	191
Net grants as % of outstanding shares[2]	n/m [3]	1.3%	1.1%	1.9%	2.8%
Grants to listed officers[4] as % of total options granted	10.0%	1.1%	2.4%	1.7%	0.8%
Grants to listed officers[4] as % of outstanding shares[2]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers[4] as % of total options outstanding	1.9%	2.1%	2.1%	2.1%	2.0%

[1]	Excluding options assumed in connection with acquisitions.

[2]	Outstanding shares as of the beginning of each period.

[3]	Not meaningful.

[4]	For 2005, “listed officers” are our Chief Executive Officer and the four other most highly compensated executive officers serving at the end of 2004, excluding an officer who retired in January 2005, as listed in our proxy statement dated March 29, 2005. For 2004, “listed officers” are those officers plus the officer who retired in January 2005. For 2001 through 2003, “listed officers” are our Chief Executive Officer and each of the four other most highly compensated executive officers serving at the end of the years presented, as listed in our proxy statements for our 2002 though 2004 Annual Stockholders’ Meetings.

In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. For the first quarter of 2005, options granted to listed officers amounted to 10% of the grants made to all employees. In addition to grants made to newly hired employees, we made a long-term executive stock option grant covering 400,000 shares to Paul S. Otellini in February 2005. Subsequently, in April 2005, we granted annual merit grants to most employees (including executive officers), totaling 95 million shares. As a result, on a full-year basis, the grants to listed officers as a percentage of total options granted are expected to fall below 5% of total options granted. All stock option grants to executive officers are determined by the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

For additional information regarding equity incentive plans and plan activity for the first quarter of 2005 and for 2004, see “Note 3:  Employee Equity Incentive Plans” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report. Information regarding our equity incentive plans should be read in connection with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2005 Proxy Statement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In-the-money and out-of-the-money1 option information for total options outstanding as of April 2, 2005 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	219.6	$16.60	157.9	$19.33	377.5	$17.74
Out-of-the-money	161.3	$35.92	316.2	$32.43	477.5	$33.61

Total options outstanding	380.9	$24.78	474.1	$28.06	855.0	$26.60

[1]	Out-of-the-money options have an exercise price equal to or above $23.01, the closing price of Intel stock on April 1, 2005 as reported on The NASDAQ Stock Market*.

Options granted to listed officers as a group during the first quarter of 2005 were as follows:

Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term[1]
				5%	10%
400,000	10.0%	$22.63	2015	$5,692,800	$14,426,600

[1]	Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over a period of 10 years at annualized rates of 5% and 10% from the date of grant. If the stock price does not increase above the exercise price, the realized value from these options would be zero.

Option exercises during the first quarter of 2005 and option values for listed officers as a group as of April 2, 2005 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at April 2, 2005		Values of Unexercised In-the-Money Options at April 2, 2005[1]
		Exercisable	Unexercisable	Exercisable	Unexercisable
768,000	$13,157,400	6,739,200	9,503,700	$40,415,100	$18,083,000

[1]	These amounts represent the difference between the exercise price and $23.01, the closing price of Intel stock on April 1, 2005 as reported on The NASDAQ Stock Market*, for all in-the-money options held by listed officers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Information as of April 2, 2005 regarding equity incentive plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options		(B) Weighted-Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column A)
Equity incentive plans approved by stockholders	139.5		$19.97	273.8	[1]
Equity incentive plans not approved by stockholders[2]	709.5		$27.99	—

Total	849.0	[3]	$26.67	273.8

[1]	Includes 57.1 million shares available under our 1976 Employee Stock Participation Plan.

[2]	Consists of shares available under our 1997 Stock Option Plan, which was not required to be approved by stockholders. The 1997 Stock Option Plan was terminated as to future grants when the 2004 Equity Incentive Plan was approved by the stockholders in May 2004.

[3]	Total excludes 6.0 million shares issuable under outstanding options, with a weighted average exercise price of $16.85, originally granted under plans we assumed in connection with acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Outlook

As we look ahead to the rest of 2005, we are planning for continued growth in annual revenue and increasing gross margin dollars. We also expect to see continued growth in the total number of computers using our microprocessors. Further, we expect continued benefit from the productive use of our 90-nanometer process technology on 300mm wafers. At the same time, we will continue to invest in our next generation 65-nanometer process technology. The statements below do not include any impact related to the expensing of stock options according to SFAS No. 123 (revised 2004), “Share-Based Payment.” If we had applied SFAS No. 123(R) to our results for the quarter ended April 2, 2005, our net income would have been lower by $333 million. The expensing of stock options would lower gross margin, increase operating expenses, which include both R&D expenses and marketing, general and administrative expenses, and would affect our tax rate. We expect to begin recognizing the effects of SFAS No. 123(R) in our financial statements beginning in fiscal year 2006. See “Note 3:  Employee Equity Incentive Plans” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report.

For the second quarter of 2005, we expect revenue to be between $8.6 billion and $9.2 billion, compared to first quarter revenue of $9.4 billion. The midpoint of this range would be a sequential decline of slightly less than 6%. Although within the range of seasonal patterns, it is more of a decline than the average for the second quarter, due to the extra week in the first quarter of 2005. The second quarter tends to be our most variable quarter. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. In the past five years, the company’s sales of microprocessors were higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.

Our financial results are substantially dependent on sales of microprocessors. Revenue is partly a function of the mix of types and performance capabilities of microprocessors sold, as well as the mix of chipsets, flash memory and other semiconductor products sold, all of which are difficult to forecast. Because of the wide price differences among mobile, desktop and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Microprocessor revenue is also dependent on the availability of other parts of the platform, including chipsets, motherboards, operating system software and application software. Revenue is also subject to the impact of economic conditions in various geographic regions.

We expect the gross margin percentage for 2005 to be approximately 59%, plus or minus a few points. We expect the gross margin percentage in the second quarter of 2005 to be approximately 56%, plus or minus a couple of points, lower than the gross margin of 59.3% in the first quarter. The lower gross margin is due to higher expected start up costs as we ramp our new 65-nanometer process technology, along with the expectation of lower revenue, and a less favorable product mix of lower margin products. In the second half of 2005, we expect start-up costs to decline compared to the first half of 2005, and if our business progresses according to typical seasonal patterns, we expect our gross margin percentage to be higher than in the first half of 2005.

Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices, as well as the mix of types and performance capabilities of microprocessors sold, and the mix of chipsets, flash memory and other semiconductor products sold. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including unit costs and yield issues associated with production at our factories, excess or obsolete inventory, variations in inventory valuation, timing and execution of the production ramp, excess of manufacturing or assembly and test capacity, the reusability of factory equipment, and impairment of long-lived assets, including manufacturing, assembly/test and intangible assets.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending will be between $5.4 billion and $5.8 billion in 2005, higher than the previous expectation of between $4.9 billion and $5.3 billion, driven by recent strong demand for certain products, a slight increase in the outlay for equipment for the ramp of our 65-nanometer

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

process technology, and a variety of smaller projects. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin could be affected if we do not add capacity fast enough to meet market demand.

We expect depreciation expense to be approximately $1.1 billion, plus or minus $100 million for the second quarter of 2005 and $4.4 billion, plus or minus $100 million for the full year 2005.

Spending on research and development, plus marketing, general and administrative expenses in the second quarter of 2005 is expected to be approximately $2.6 billion, slightly higher than the first quarter primarily due to annual wage increases that took effect on April 1, 2005. There will also be a slight increase in project spending. Expenses, particularly certain marketing and compensation-related expenses, may vary from this expectation, depending in part on the level of revenue and profits.

Research and development spending is expected to be approximately $5.2 billion in 2005.

Based on acquisitions completed through May 6, 2005, we expect amortization of acquisition-related intangibles and costs to be approximately $35 million in the second quarter and $125 million for the full year 2005. We review our acquisition-related intangible assets for impairment whenever indicators of potential impairment exist.

We expect the net gains from equity securities and interest and other for the second quarter of 2005 to be approximately $70 million. Our expectations for gains (losses) from equity securities include our expectations for impairment charges on public and private equity investments and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other could vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances and changes in the fair value of derivative instruments.

At April 2, 2005, we held non-marketable equity securities with a carrying value of $508 million. A number of these companies are likely to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed, or they may receive lower valuations with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

The tax rate for the second, third and fourth quarters is currently expected to be approximately 31%. This expectation does not reflect the impact of any potential repatriation of cash under the American Jobs Creation Act (the Jobs Act). We are not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $6.0 billion might be repatriated, with a respective tax liability of up to $475 million. We expect to be in a position to finalize our analysis by October 2005. If we were to repatriate earnings, our tax expense would increase. The estimated effective tax rate is based on tax law in effect at April 2, 2005, and current expected income, and assumes we will continue to receive the tax benefit for export sales (see “Note 15:  Contingencies” in the Notes to Consolidated Condensed Financial Statements). The tax rate may also be affected by the closing of acquisitions or divestitures, the jurisdictions in which profits are determined to be earned and taxed, changes in estimates of credits, benefits and deductions, the resolution of issues arising from tax audits with various tax authorities, and the ability to realize deferred tax assets.

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

We operate globally, with sales, marketing and research and development activities as well as manufacturing and assembly and test facilities in many countries, and, as a result, we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. If terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U.S., Israel or other locations, such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for our products. The impacts of major health concerns or possible infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, on Intel, its suppliers, customers or other third parties could also adversely affect our business and impact customer order patterns. Business continuity could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. In addition, we may rely on a single or limited number of suppliers, or upon suppliers in a single country. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Intel operates in intensely competitive industries, and our revenue and gross margin could be affected by factors such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors, pricing pressures, actions taken by our competitors and other competitive factors, as well as market acceptance of our new products in specific market segments, the availability of sufficient inventory to meet demand and the availability of externally purchased components or materials. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Our results could also be affected by adverse effects associated with product defects and errata (deviations from published specifications), and by litigation or regulatory matters involving intellectual property or stockholder, consumer, antitrust and other issues.

We believe that we have the product offerings, facilities, personnel and competitive and financial resources for continued business success, but future revenue, costs, gross margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Status of Business Outlook and Scheduled Business Update

We expect that our corporate representatives will from time to time meet privately with investors, investment analysts, the media and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-Q, including any such statements that are incorporated by reference in this Form 10-Q. At the same time, we will keep this Form 10-Q and our then-current Business Outlook publicly available on our Investor Relations web site (www.intc.com). The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in Business Outlook and other forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings, our Mid-Quarter Business Updates and at other times.

We intend to publish a Mid-Quarter Business Update on June 9, 2005. From the close of business on June 3, 2005 until publication of the Update, we will observe a “quiet period” during which the Business Outlook and other forward-looking statements published in our earnings press releases on January 11, 2005 and April 19, 2005, as reiterated or updated, as applicable, in our filings with the SEC on Forms 10-K and 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations.

A quiet period operating in similar fashion with regard to the Business Outlook and our SEC filings will begin at the close of business on June 17, 2005 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for July 19, 2005. We typically have quiet periods twice each quarter, in advance of our Earnings Release and Mid-Quarter Business Update; however, the exact timing and duration of those routine quiet periods, and any others we utilize from time to time, may vary at our discretion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 25, 2004. All estimates below are not necessarily indicative of future performance, and actual results may differ materially.

We have a portfolio of strategic equity investments that includes marketable strategic equity securities and derivative equity instruments such as warrants and options, as well as non-marketable equity investments. We invest in companies that develop software, hardware and other technologies or provide services supporting our technologies. This strategic investment program helps advance our overall goal to be the preeminent provider of silicon and platform solutions to the worldwide digital economy. Our current investment focus areas include enabling mobile wireless devices, helping to advance the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in the technology field.

Our total marketable portfolio includes marketable strategic equity securities as well as marketable equity securities classified as trading assets. To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For those securities that we no longer consider strategic, we evaluate market and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk.

The marketable equity securities included in trading assets, as well as certain equity derivatives, are held to generate returns that generally offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of both April 2, 2005 and December 25, 2004, assuming a reasonably possible decline in market prices of 11% in the near term.

As of April 2, 2005, the fair value of our portfolio of marketable strategic equity investments and equity derivative instruments, including hedging positions, was $597 million ($662 million as of December 25, 2004). To assess the market price sensitivity of these equity securities, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable strategic equity portfolio is substantially concentrated in two companies, which will affect the portfolio’s price volatility. We currently have an investment in Micron Technology, Inc. with a fair value of approximately $347 million (carrying value of approximately $450 million), or 58% of the total marketable strategic equity portfolio value including equity derivative instruments at April 2, 2005. In addition, we have an investment in Elpida Memory, Inc. with a fair value of approximately $213 million, or 36% of the total marketable strategic equity portfolio value including equity derivative instruments at April 2, 2005. The investments in Micron and Elpida are part of our strategy to support the development and supply of Dynamic Random Access Memory (DRAM) products. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s and Elpida’s stock, we estimated that it was reasonably possible that the prices of the stocks in our marketable strategic equity portfolio could experience a loss of 45% in the near term.

Assuming a loss of 45% in market prices, and after reflecting the impact of hedges and offsetting positions, our marketable strategic equity portfolio could decrease in value by approximately $275 million, based on the value of the portfolio as of April 2, 2005 (a decrease in value of approximately $300 million, based on the value of the portfolio as of the end of 2004).

Our strategic investments in non-marketable equity securities would also be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At April 2, 2005, our strategic investments in non-marketable equity securities had a carrying amount of $508 million ($507 million at December 25, 2004). No individual investment in our non-marketable portfolio was significant as of April 2, 2005 or December 25, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q are certifications of Intel’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation. Internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth in our Form 10-K.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Item 4, as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A.	Tax Matters

In August 2003, in connection with the U.S. Internal Revenue Service’s (IRS’s) regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments primarily related to the amounts reflected by Intel on these returns as a tax benefit for its export sales. In January 2005, the IRS issued formal assessments for these adjustments. We do not agree with these adjustments and have appealed these assessments. If the IRS prevails in its position, our federal income tax due for these years would increase by approximately $600 million, plus interest. The IRS may make similar claims for years subsequent to 2000 in future audits.

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

Barbara Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.

(formerly Deanna Neubauer, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.)

Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel Pentium 4 microprocessors are less powerful and slower than systems containing Intel Pentium III microprocessors and a competitor’s microprocessors. In July 2004, the Court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 microprocessors or computers containing such microprocessors. The Court denied plaintiffs’ motion for reconsideration of this ruling. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the Court’s class certification order. The plaintiffs and Intel thereafter filed a joint application for discretionary appeal of the trial court’s class certification ruling. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

Japan Fair Trade Commission Investigation

In April 2004, the Japanese Fair Trade Commission (JFTC) launched an investigation into the sales and marketing activities of Intel’s Japanese subsidiary, including whether Intel’s Japanese subsidiary unfairly influenced Japanese computer makers to use Intel microprocessors instead of microprocessors sold by competitors. In March 2005, the JFTC issued a letter to Intel recommending changes to certain business practices. Intel notified the JFTC that it would accept the agency’s recommendations while reserving its objections that the fact findings and conclusion of liability are not correct.

The estimate of the potential impact on the financial position, cash flows or overall results of operations for the above tax matters and litigation could change in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period (Shares in Millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
December 26, 2004–January 29, 2005	32.4	$22.62	32.4	581.1
January 30, 2005–February 26, 2005	54.0	$23.07	54.0	527.1
February 27, 2005–April 2, 2005	21.5	$24.25	21.5	505.6

Total	107.9	$23.17	107.9

The company has an ongoing authorization, as amended, from the Board of Directors to repurchase shares of Intel’s common stock in the open market or in negotiated transactions. The stock repurchase program was originally authorized in 1990, and the Board of Directors has since increased the authorization on multiple occasions. The latest increase occurred in November 2004 and added 500 million shares to the authorization, bringing the total authorization to 2.8 billion shares. We generally do not purchase stock during the “quiet periods” we have established in advance of the publication of our quarterly Earnings Release and Business Update release. For a discussion of our quiet periods, see “Status of Business Outlook and Scheduled Business Update” in Item 2 of this Quarterly Report.

ITEM 6.	EXHIBITS

10.1**	Named Executive Officer Compensation.

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

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

INTEL CORPORATION (Registrant)

Date: May 10, 2005	By:	/s/ Andy D. Bryant
Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer