Form 10-Q
period 2005-07-02
INTEL CORP
filed 2005-08-08
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-06217

INTEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-1672743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Mission College Boulevard, Santa Clara, California	95054-1549
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☒   No   ☐

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 29, 2005
Common stock, $0.001 par value	6,093 million

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net revenue	$9,231	$8,049	$18,665	$16,140
Cost of sales	4,028	3,269	7,864	6,490

Gross margin	5,203	4,780	10,801	9,650

Research and development	1,176	1,186	2,442	2,381
Marketing, general and administrative	1,342	1,170	2,604	2,311
Amortization of acquisition-related intangibles and costs	36	43	74	101

Operating expenses	2,554	2,399	5,120	4,793

Operating income	2,649	2,381	5,681	4,857
Gains (losses) on equity securities, net	(22)	(8)	(18)	11
Interest and other, net	127	47	242	96

Income before taxes	2,754	2,420	5,905	4,964
Provision for taxes	716	663	1,689	1,477

Net income	$2,038	$1,757	$4,216	$3,487

Basic earnings per common share	$0.33	$0.27	$0.68	$0.54

Diluted earnings per common share	$0.33	$0.27	$0.68	$0.53

Cash dividends declared per common share	$—	$—	$0.16	$0.08

Weighted average common shares outstanding	6,144	6,449	6,177	6,464

Weighted average common shares outstanding, assuming dilution	6,215	6,558	6,244	6,591

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	July 2, 2005	December 25, 2004
Assets
Current assets:
Cash and cash equivalents	$8,975	$8,407
Short-term investments	3,625	5,654
Trading assets	2,224	3,111
Accounts receivable, net	3,448	2,999
Inventories	2,739	2,621
Deferred tax assets	900	979
Other current assets	279	287

Total current assets	22,190	24,058

Property, plant and equipment, net of accumulated depreciation of $25,705 ($24,065 at December 25, 2004)	16,624	15,768
Marketable strategic equity securities	362	656
Other long-term investments	2,247	2,563
Goodwill	3,805	3,719
Other assets	1,285	1,379

Total assets	$46,513	$48,143

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$318	$201
Accounts payable	1,993	1,943
Accrued compensation and benefits	1,489	1,858
Accrued advertising	822	894
Deferred income on shipments to distributors	707	592
Other accrued liabilities	1,121	1,355
Income taxes payable	1,330	1,163

Total current liabilities	7,780	8,006

Long-term debt	430	703
Deferred tax liabilities	689	855
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value	6,260	6,143
Acquisition-related unearned stock compensation	(3)	(4)
Accumulated other comprehensive income	56	152
Retained earnings	31,301	32,288

Total stockholders’ equity	37,614	38,579

Total liabilities and stockholders’ equity	$46,513	$48,143

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In Millions)	July 2, 2005	June 26, 2004
Cash and cash equivalents, beginning of period	$8,407	$7,971

Cash flows provided by (used for) operating activities:
Net income	4,216	3,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,240	2,291
Amortization of intangibles and other acquisition-related costs	133	167
(Gains) losses on equity securities, net	18	(11)
Net loss on retirements and impairments of property, plant and equipment	36	56
Deferred taxes	(128)	41
Tax benefit from employee equity incentive plans	196	196
Changes in assets and liabilities:
Trading assets	887	(68)
Accounts receivable	(448)	(223)
Inventories	(117)	(703)
Accounts payable	47	240
Accrued compensation and benefits	(370)	(275)
Income taxes payable	167	644
Other assets and liabilities	(149)	(8)

Total adjustments	2,512	2,347

Net cash provided by operating activities	6,728	5,834

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,177)	(1,706)
Acquisitions, net of cash acquired	(81)	(33)
Purchases of available-for-sale investments	(3,667)	(8,793)
Maturities and sales of available-for-sale investments	5,945	6,851
Other investing activities	(21)	(15)

Net cash used for investing activities	(1,001)	(3,696)

Cash flows provided by (used for) financing activities:
Increase in short-term debt, net	129	32
Repayments and retirement of debt	—	(7)
Proceeds from sales of shares through employee equity incentive plans	702	552
Repurchase and retirement of common stock	(5,000)	(3,016)
Payment of dividends to stockholders	(990)	(517)

Net cash used for financing activities	(5,159)	(2,956)

Net increase (decrease) in cash and cash equivalents	568	(818)

Cash and cash equivalents, end of period	$8,975	$7,153

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$21
Income taxes, net of refunds	$1,452	$601

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited

Note 1:   Basis of Presentation

Intel Corporation (Intel) has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2005 is a 53-week fiscal year in which the first quarter was a 14-week quarter and the second quarter was a 13-week quarter. Fiscal year 2004 was a 52-week fiscal year in which the first and second quarters of 2004 were both 13-week quarters.

The accompanying interim consolidated condensed financial statements of Intel have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 25, 2004. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of property, plant and equipment; the valuation of non-marketable equity securities and inventory; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the company may differ from management’s estimates.

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

Note 2:   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for the quarter ending July 2, 2005, net income would have been reduced by approximately $293 million ($626 million for the first half of 2005). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. The company currently intends to apply the prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in the first quarter of 2006.

Note 3:   Employee Equity Incentive Plans

Intel currently accounts for its equity incentive plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Accordingly, no stock-based compensation, other than insignificant amounts of acquisition-related stock-based compensation, is recognized in net income.

The table below illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company’s stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan. For purposes of this pro forma disclosure, the value of the options and rights to acquire stock granted under the company’s Stock Participation Plan are estimated using a Black-Scholes option pricing model and amortized ratably to expense over the vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

The company’s stock option plans provide for retirement-related acceleration of vesting for a portion of certain employee stock options based on the employee’s age and years of service under two retirement programs. For this pro forma disclosure, the company currently recognizes any remaining unamortized expense related to a retirement-accelerated option in the period of the retirement. For awards granted or modified after the adoption of SFAS No. 123(R) in the first quarter of 2006, the company will be required to amortize the expense over a shorter service period, based on the current or expected retirement eligibility of the employee. The company is currently evaluating what the impact would have been on the pro forma results had it applied the new amortization policy under SFAS 123(R) retrospectively.

	Three Months Ended		Six Months Ended
(In Millions—Except Per Share Amounts)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net income, as reported	$2,038	$1,757	$4,216	$3,487
Less: Total stock-based employee compensation expense determined under the fair value method for all options, net of tax	293	297	626	585

Pro forma net income	$1,745	$1,460	$3,590	$2,902

Reported basic earnings per common share	$0.33	$0.27	$0.68	$0.54

Pro forma basic earnings per common share	$0.28	$0.23	$0.58	$0.45

Reported diluted earnings per common share	$0.33	$0.27	$0.68	$0.53

Pro forma diluted earnings per common share	$0.28	$0.22	$0.57	$0.44

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. Option pricing models, including the Black-Scholes option pricing model, were developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. The company’s employee stock options have characteristics significantly different from those of traded options. In addition, option pricing models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.

The weighted average estimated value of employee stock options granted during the second quarter of 2005 was $5.98 ($11.05 for the second quarter of 2004), and for the first half of 2005 was $6.00 ($11.21 for the first half of 2004). The value of options granted was estimated at the date of grant using the following weighted average assumptions:

Three Months Ended	Six Months Ended
July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Expected life (in years)	4.7	4.0	4.8	4.1
Risk free interest rate	3.9%	3.0%	3.9%	3.0%
Volatility	.2	7.5	1.2	7.5	1
Dividend yield	1.4%	.6%	1.4%	.6%

In light of recent regulatory guidance, in the first quarter of 2005, the company reevaluated the assumptions used to estimate the value of employee stock options granted. Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. Additionally, in 2005, the company began using the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to the company’s historical grants. Management believes this calculation provides a reasonable estimate of expected life for the company’s employee stock options. No adjustments to the 2004 input assumptions have been made.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Under the Stock Participation Plan, rights to purchase shares are only granted during the first and third quarters of each year. The estimated value of rights granted under the Stock Participation Plan during the first quarter of 2005 was $5.72 ($7.29 during the first quarter of 2004). The value of rights granted during the first quarter of 2005 and 2004 was estimated at the date of grant using the following assumptions:

2005	2004
Expected life (in years)	.5	.5
Risk free interest rate	2.7%	1.0%
Volatility	.2	5.3	1
Dividend yield	1.4%	.5%

Additional information with respect to stock option activity is as follows:

		Outstanding Options
(Shares in Millions)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
December 27, 2003	526.9	850.1	$25.54
Grants	(114.7)	114.7	$26.23
Exercises	—	(48.4)	$10.89
Cancellations	11.5	(32.5)	$30.00
Expiration of 1984 Stock Option Plan	(143.2)	—	—
Cancellation of 1997 Stock Option Plan	(300.1)	—	—
Adoption of 2004 Equity Incentive Plan	240.0	—	—

December 25, 2004	220.4	883.9	$26.26
Grants	(104.5)	104.8 [1]	$23.09
Exercises	—	(43.6)	$11.25
Cancellations	2.7	(24.3)	$28.99
Additional shares approved for issuance	130.0	—	—

July 2, 2005	248.6	920.8	$26.54

[1]	Includes options assumed in connection with an acquisition.

In May 2005, the company obtained stockholder approval to extend the term of the 2004 Equity Incentive Plan by one year, to June 30, 2007, and to make an additional 130 million common shares available for issuance as equity awards to employees and non-employee directors.

Under the Stock Participation Plan, 57.1 million shares remained available for issuance at July 2, 2005 out of 944 million shares authorized. Employees purchased 10.4 million shares for $211 million in the first quarter of 2005 (9.5 million shares for $201 million in the first quarter of 2004). The next scheduled purchase under the Stock Participation Plan is in August 2005.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 4:   Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Weighted average common shares outstanding	6,144	6,449	6,177	6,464
Dilutive effect of employee stock options	71	109	67	127

Weighted average common shares outstanding, assuming dilution	6,215	6,558	6,244	6,591

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the second quarter of 2005, approximately 348 million of the company’s stock options (415 million for the first half of 2005) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average market value of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average market value increases and is greater than the exercise price of these options. For the second quarter of 2004, 238 million of the company’s stock options outstanding (218 million for the first half of 2004) were excluded from the calculation.

Note 5:   Common Stock Repurchase Program

During the second quarter of 2005, the company repurchased 98.9 million shares of common stock at a cost of $2.5 billion (206.8 million shares for $5.0 billion during the first half of 2005). During the second quarter of 2004, the company repurchased 56.0 million shares of common stock at a cost of $1.5 billion (105.2 million shares for $3.0 billion during the first half of 2004). Since the program began in 1990, the company has repurchased and retired approximately 2.4 billion shares at a cost of approximately $46.8 billion. As of July 2, 2005, approximately 406.7 million shares remained available for repurchase under the existing repurchase authorization.

Note 6:   Trading Assets

Trading assets at fair value at the end of each period were as follows:

(In Millions)	July 2, 2005	December 25, 2004
Debt instruments	$1,883	$2,772
Equity securities offsetting deferred compensation	341	339

Total	$2,224	$3,111

Note 7: Inventories

Inventories at the end of each period were as follows:

(In Millions)	July 2, 2005	December 25, 2004
Raw materials	$384	$388
Work in process	1,506	1,418
Finished goods	849	815

Total	$2,739	$2,621

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 8:   Gains (Losses) on Equity Securities, Net

Net losses on investments in equity securities and certain equity derivatives were $22 million for the second quarter of 2005 and $18 million for the first half of 2005 (a net loss of $8 million for the second quarter of 2004 and a net gain of $11 million for the first half of 2004). Included in these amounts were impairments of approximately $133 million for the second quarter of 2005 and $148 million for the first half of 2005 ($33 million for the second quarter of 2004 and $44 million for the first half of 2004). Impairments of equity securities in the second quarter of 2005 primarily related to a $105 million impairment charge on the company’s investment in Micron Technology, Inc. to reflect the difference between the cost basis of the investment and the price of Micron’s stock at the end of the quarter. Partially offsetting impairments in the second quarter of 2005 were gains on equity transactions. Impairments in 2004 were related to non-marketable equity securities.

Note 9:   Interest and Other, Net

Interest and other, net included:

	Three Months Ended		Six Months Ended
(In Millions)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Interest income	$133	$65	$254	$136
Interest expense	(5)	(15)	(7)	(33)
Other, net	(1)	(3)	(5)	(7)

Total	$127	$47	$242	$96

Note 10:   Goodwill

During the first quarter of 2005, the company reorganized its business groups to bring all major product groups in line with the company’s strategy to design and deliver technology platforms (see “Note 16: Operating Segment Information”). Under the new business unit structure, the Digital Enterprise Group is a single reporting unit. The Mobility Group is made up of two reporting units: the flash memory reporting unit and the mobility reporting unit. All of the Mobility Group operating segment goodwill is included in the mobility reporting unit. Additionally, all of the “all other” category goodwill is included in the Digital Home Group operating segment, which is also a reporting unit.

Subsequent to the reorganization of the company’s business groups, the carrying value of goodwill was allocated to the new reporting units based on the estimated fair value of each business group within its original reporting unit relative to the estimated fair value of that reporting unit.

Goodwill by operating segment after the reorganization was as follows:

(In Millions)	Digital Enterprise Group	Mobility Group	All Other	Total
December 25, 2004	$3,403	$258	$58	$3,719
Additions	—	—	89	89
Other	(3)	—	—	(3)

July 2, 2005	$3,400	$258	$147	$3,805

During the second quarter of 2005, the company completed an acquisition for total purchase consideration, net of cash acquired, of approximately $86 million, plus liabilities assumed, which resulted in goodwill of $89 million. The operating results of the company acquired have been included within results of operations for the Digital Home Group operating segment and reported in the “all other” category from the date of acquisition. No goodwill was impaired during the first half of 2005 or 2004.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 11:   Identified Intangible Assets

Identified intangible assets as of July 2, 2005 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Intellectual property assets	$807	$(318)	$489
Acquisition-related developed technology	615	(547)	68
Other acquisition-related intangibles	91	(61)	30

Total identified intangible assets	$1,513	$(926)	$587

During the first half of 2005, the company acquired intellectual property assets for approximately $34 million with a weighted average life of 7 years.

Identified intangible assets as of December 25, 2004 consisted of the following:

(In Millions)	Gross Assets	Accumulated Amortization	Net
Intellectual property assets	$799	$(285)	$514
Acquisition-related developed technology	631	(514)	117
Other acquisition-related intangibles	91	(45)	46

Total identified intangible assets	$1,521	$(844)	$677

Intellectual property assets primarily represent acquired technology licenses, including licenses with Intergraph Corporation. In March 2004, Intel and Intergraph entered into a settlement agreement, pursuant to which Intel agreed to pay Intergraph a total of $225 million and Intergraph agreed to dismiss certain pending litigation, granted license rights in favor of Intel and Intel’s customers, and covenanted not to sue any Intel customer for products that include an Intel microprocessor, Intel chipset and Intel motherboard. As a result of the settlement agreement, Intel recorded a $162 million charge to cost of sales in the first quarter of 2004. The remaining balance of $63 million represented the value of intellectual property assets acquired as part of the settlement. This balance is included in the table above and is being amortized over the assets’ remaining useful lives. Other acquisition-related intangibles include items such as workforce-in-place and customer lists. Identified intangible assets are classified within other assets on the balance sheet.

All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $30 million for the second quarter of 2005 and $59 million for the first half of 2005 ($31 million for the second quarter of 2004 and $66 million for the first half of 2004). The amortization of an intellectual property asset is generally included in either cost of sales or research and development. Amortization of acquisition-related intangibles and costs was $36 million for the second quarter of 2005 and $74 million for the first half of 2005 ($43 million for the second quarter of 2004 and $101 million for the first half of 2004).

Based on identified intangible assets recorded at July 2, 2005, and assuming no subsequent impairment of the underlying assets, the amortization expense for each period, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2005[1]	2006	2007	2008	2009
Intellectual property assets	$61	$112	$82	$72	$44
Acquisition-related intangibles	$47	$36	$13	$2	$—

[1]	Reflects the remaining six months of fiscal 2005.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 12:   Borrowings

The company’s borrowings primarily consist of Euro borrowings, which were made in connection with the financing of manufacturing facilities and equipment in Ireland. The company has invested the proceeds in Euro-denominated loan participation notes of similar maturity to hedge currency and interest rate exposures. During the first quarter of 2005, the company retired approximately $230 million of the Euro borrowings prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes.

Note 13:   Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net income	$2,038	$1,757	$4,216	$3,487
Change in net unrealized holding gain on available-for-sale investments	9	(25)	(33)	29
Change in net unrealized holding gain on derivatives	(34)	(2)	(63)	5

Total comprehensive income	$2,013	$1,730	$4,120	$3,521

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	July 2, 2005	December 25, 2004
Accumulated net unrealized holding gain on available-for-sale investments	$4	$37
Accumulated net unrealized holding gain on derivatives	54	117
Accumulated minimum pension liability	(2)	(2)

Total accumulated other comprehensive income	$56	$152

Note 14:   Provision for Taxes

U.S. income taxes were not provided for on a cumulative total of approximately $7.9 billion of undistributed earnings for certain non-U.S. subsidiaries as of the most recent fiscal year end. The company currently intends to reinvest these earnings in operations outside the U.S. The American Jobs Creation Act of 2004 (the Jobs Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and the company is not yet in a position to decide whether, and to what extent, foreign earnings that have not been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $6.0 billion might be repatriated, with a respective tax liability of up to $350 million. The company expects to be in a position to finalize its decision by the end of the third quarter of 2005.

The U.S. Internal Revenue Service (IRS) proposed certain adjustments to the amounts reflected by the company in its tax returns for the years 1999 through 2002. See Note 15: “Contingencies” for a discussion of these matters.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

Note 15:   Contingencies

Tax Matters

In August 2003, in connection with the IRS’s regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments to the amounts reflected by Intel on those returns as a tax benefit for its export sales. In January 2005, the IRS issued formal assessments for these adjustments. The company does not agree with these adjustments and has appealed. If the IRS prevails in its position, Intel’s federal income tax due for 1999 and 2000 would increase by approximately $600 million, plus interest. In June 2005, in connection with the IRS’s regular examination of Intel’s tax returns for the years 2001 and 2002, the IRS proposed similar adjustments related to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company also intends to dispute these adjustments. If the IRS prevails in its position, Intel’s federal income tax due for 2001 and 2002 would increase by approximately $400 million, plus interest. The IRS may make similar claims for years subsequent to 2002 in future audits.

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

Legal Proceedings

In June 2005, Advanced Micro Devices, Inc. (AMD) filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction and attorney’s fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 61 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California and the District of Delaware as well as in various California and Tennessee state courts. Intel disputes AMD’s claims and the class action claims and intends to defend the lawsuits vigorously.

Intel is also subject to certain antitrust regulatory inquiries. In 2001, the European Commission commenced an investigation regarding claims by AMD that Intel used unfair business practices to persuade clients to buy Intel microprocessors. In June 2005, Intel received an inquiry from the Korea Fair Trade Commission requesting documents from Intel’s Korean subsidiary related to marketing and rebate programs Intel entered into with Korean PC manufacturers. Intel is cooperating with these agencies in their investigations and expects that these matters will be acceptably resolved.

In March 2004, MicroUnity, Inc. filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claims that Intel® Pentium® III, Pentium® 4, Pentium® M and Itanium® 2 processors infringe seven MicroUnity patents, and that certain Intel chipsets infringe one MicroUnity patent. MicroUnity also alleges that Dell products that contain these Intel products infringe the same patents. At Dell’s request, Intel agreed to indemnify Dell with respect to MicroUnity’s claims against Dell, subject to the terms of a prior agreement between Intel and Dell. MicroUnity seeks an injunction, unspecified damages and attorneys’ fees against both Intel and Dell. Intel disputes MicroUnity’s claims and intends to defend the lawsuit vigorously.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel Pentium 4 processors are less powerful and slower than systems containing Intel Pentium III processors and a competitor’s microprocessors. In July 2004, the Court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 microprocessors or computers containing such microprocessors. The Court denied plaintiffs’ motion for reconsideration of this ruling. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending appellate review of the Court’s class certification order. The plaintiffs seek unspecified damages and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

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

Note 16:   Operating Segment Information

During the first quarter of 2005, the company reorganized its business groups to bring all major product groups in line with the company’s strategy to design and deliver technology platforms. These new business units include the Digital Enterprise Group, the Mobility Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. The Digital Enterprise Group and the Mobility Group are reportable operating segments. The Digital Home Group, Digital Health Group and Channel Platforms Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, these operating segments are included within the “all other” category below. All prior period amounts have been adjusted retrospectively to reflect the new organizational structure and certain minor reorganizations effected through the second quarter of 2005. As a result of this platform reorganization, further organizational changes may occur in the future.

The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, is the company’s President and Chief Executive Officer (CEO), Paul S. Otellini. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating income before interest and taxes.

The Digital Enterprise Group operating segment’s products include microprocessors and related chipsets and motherboards designed for the desktop (including consumer desktop) and enterprise computing market segments, communications infrastructure components such as network processors and embedded microprocessors, wired connectivity devices and products for network and server storage. The Mobility Group operating segment’s products include microprocessors and related chipsets designed for the mobile computing market segment, flash memory, wireless connectivity products, application processors used in cellular handsets and handheld computing devices, and cellular baseband chipsets. Revenue for the “all other” category primarily consists of microprocessors and related chipsets used in consumer electronics devices. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)

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

Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(In Millions)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Digital Enterprise Group
Net revenue	$6,001	$5,908	$12,362	$12,139
Operating income	$1,992	$2,140	$4,358	$4,593

Mobility Group
Net revenue	$3,150	$2,103	$6,161	$3,928
Operating income	$1,140	$593	$2,239	$993

All Other
Net revenue	$80	$38	$142	$73
Operating loss	$(483)	$(352)	$(916)	$(729)

Total
Net revenue	$9,231	$8,049	$18,665	$16,140
Operating income	$2,649	$2,381	$5,681	$4,857

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with Intel’s overall strategy and the strategy for our major business units, to give the reader an overview of the goals of our business and the direction in which our business and products are moving. The strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations, beginning with an “Overview.” We then provide an analysis of changes in our balance sheet and cash flows, in the section entitled “Financial Condition.” Finally, we conclude this MD&A with our “Business Outlook” section, discussing our outlook for the third quarter and remainder of 2005.

The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any investments, divestitures, mergers, acquisitions or other business combinations that had not been completed as of August 3, 2005.

Strategy

Our goal is to be the preeminent provider of silicon chips and platform solutions to the worldwide digital economy. As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design and manufacture of integrated circuits, as well as our financial resources, global presence and brand recognition. Our primary focus is on developing advanced integrated silicon technology solutions. We also provide key components for networking and communications infrastructures used to connect technology users.

We believe that users of computing and communications systems and devices want improved performance, which includes faster processing performance and other improved capabilities such as multithreading or multitasking, lower system power consumption, seamless connectivity, improved security, manageability, reliability, ease of use or interoperability among devices. It is our goal to incorporate features addressing these capabilities in our various products to meet user demands. To deliver microprocessors with improved performance and platforms capable of meeting changing customer requirements, we have focused our efforts on providing dual- and multi-core microprocessors. Dual- and multi-core microprocessors contain two or more processor cores, rather than just one microprocessor core.

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

We make equity investments in companies around the world to further our strategic objectives and support our key business initiatives, through our Intel Capital program. This program generally focuses on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. We invest in companies that develop software, hardware or services supporting our technologies. Our current investment focus areas include enabling mobile wireless devices, helping to advance the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

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

All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products that offer improved performance at lower prices. Worldwide, our competitors range in size from large established multinational companies with multiple product lines, to smaller companies and new entrants to the marketplace that compete in specialized market segments. With the continuing trend toward convergence in computing and communications products, product offerings will likely cross over multiple categories, offering us new opportunities, but also resulting in more competitors. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. In market segments where our competitors have established products and brand recognition, it may be inherently difficult for us to compete against them. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products.

During the first quarter of 2005, we reorganized our business units to bring all major product groups in line with our strategy to design and deliver technology platforms. These new business units include the Digital Enterprise Group, the Mobility Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. The Digital Home Group, Digital Health Group and Channel Platforms Group operating segments are included within the “all other” category (see “Note 16: Operating Segment Information” in the Notes to Consolidated Condensed Financial Statements). The discussion below and the results of operations for our business units in this MD&A are presented under the new organizational structure, and all prior period amounts have been adjusted retrospectively to conform to the new presentation.

Digital Enterprise Group

The Digital Enterprise Group business unit designs and delivers computing and communications platforms for end-to-end solutions for businesses and service providers. Our products are incorporated into desktop computers, the infrastructure for the Internet, and enterprise computing servers. Our platforms for businesses are designed to increase employee productivity and reduce total cost of ownership. The Digital Enterprise Group develops these platforms based on our processors, chipsets, board-level products, wired connectivity products, and products for network and server storage. The processors offered by the Digital Enterprise Group are designed for various market segments, and include microprocessors that are optimized for use in the desktop and server computing market segments, and products designed for the communications infrastructure, including network processors and embedded microprocessors. Although the Digital Enterprise Group’s strategic focus is on business platform solutions, the group’s products also include microprocessors marketed to the consumer desktop computing market segment. Future consumer desktop microprocessors that are designed specifically for the digital home will be offered by the Digital Home Group business unit.

Our strategy for the desktop computing market segment is to introduce platforms with improved performance, tailored to the needs of different market segments using a tiered branding approach. For desktop performance platforms, we offer the Intel® Pentium® 4 processor supporting Hyper-Threading Technology and our first mainstream dual-core processor, the Intel® Pentium® D processor. For desktop value platforms, we offer the Intel® Celeron® processor, designed to meet the core computing needs and affordability requirements of value-conscious PC users. We also offer chipsets designed and optimized for use in desktop platforms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In May 2005, we introduced a new platform for home PC’s, which includes a dual-core Intel Pentium D processor. The Intel Pentium D processors 820, 830, and 840, along with the new Intel® 945P® Express Chipset, enable enhanced multitasking for multimedia and digital content, along with support for consumer electronics-like features such as surround-sound audio, high definition video, and enhanced graphics capabilities.

Also in May 2005, we introduced the Intel® Professional Business Platform, which includes an Intel Pentium 4 processor supporting Hyper-Threading Technology in the 600 sequence, the new Intel® 945G® Express Chipset, and an optional network connectivity solution. The Intel Professional Business Platform includes features optimized for the digital office, such as Intel® Active Management Technology, which allows IT managers to access, diagnose and fix problems on enabled systems that are plugged in and connected to the network, even if a computer is turned off or has a failed hard drive or operating system.

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

For the communications infrastructure, we deliver products that are basic building blocks for modular communications platforms. These products include advanced programmable network processors, based on Intel XScale® technology, used to manage and direct data moving across the Internet and corporate networks. We also offer embedded microprocessors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems.

Mobility Group

The Mobility Group business unit designs and delivers platforms for notebook PCs and handheld computing and communications devices. Our products include mobile computing microprocessors, chipsets, flash memory products, wireless connectivity products, application processors and cellular baseband chipsets.

Our strategy for notebook PCs is to deliver products optimized for the four mobility vectors: performance, battery life, form factor (the physical size and shape of a device) and wireless connectivity. For performance mobility users, we offer the Intel® Pentium® M processor. For mobile value platforms, we offer the Intel® Celeron® M processor and the Mobile Intel® Celeron® processor. We offer wireless connectivity solutions based on the 802.11 industry standard. The primary platform offered by the Mobility Group is the Intel® Centrino™ mobile technology platform, which currently consists of an Intel Pentium M processor, a chipset from the Mobile Intel® 915 Express chipset family, and a wireless connectivity solution that is based on the 802.11 industry standard.

We are developing wireless connectivity solutions for networks based on the 802.16 industry standard, commonly known as WiMAX. The current versions of our WiMAX products are used in high-speed, fixed wireless broadband networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our strategy for our flash memory products is to offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In support of this strategy, we offer NOR flash memory products such as Intel StrataFlash® Wireless Memory, for advanced mobile phone designs. We offer a variety of stacked memory products, including products based on our NOR flash, as well as our NOR flash plus Static Random Access Memory (SRAM) and/or NAND flash, which we purchase from third party vendors. Stacking of memory products refers to packaging several memory chips together. In addition to product offerings for cellular customers, we offer flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes flash memory products found in various applications, including set-top boxes, networking products, and other devices such as DVD players and DSL cable modems.

Our application processors utilize Intel XScale technology, which provides the processing and multimedia graphics capability for data-enabled mobile phones and PDAs. We also offer these application processors in stacked packaging solutions (stacking an application processor with memory).

Digital Home Group

For the Digital Home Group business unit, our strategy is to design and deliver computing and communications oriented platforms that meet the demands of consumers as digital content becomes increasingly used with a variety of connected digital devices. Our initial focus will be on living room entertainment applications and consumer electronics devices. We offer microprocessors and chipsets for embedded consumer electronics designs, such as digital televisions, video recorders and set-top boxes. In addition, we are developing products and platforms that are optimized for consumer electronics devices and digital home PCs to enhance the end-user experience.

Digital Health Group

For the Digital Health Group business unit, our strategy is to design and deliver products and explore global business opportunities for our products in healthcare research, diagnostics and productivity, as well as personal healthcare. In support of this strategy, the Digital Health Group is focusing on healthcare information technologies, personal health products and bio-medical products.

Channel Platforms Group

For the Channel Platforms Group business unit, our strategy is to expand on Intel’s worldwide presence and success in global markets by accelerating channel growth. In support of this effort, the Channel Platforms Group makes our products and platforms available to a worldwide network of third-party distributors, dealers, system integrators and solution providers. The Channel Platforms Group will also focus on developing unique products and solutions, including platform solutions, designed to meet the needs of users in specific geographies.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-Marketable Equity Securities. Under our Intel Capital program, we typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At July 2, 2005, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $497 million ($507 million at December 25, 2004).

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

We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios and the rate at which the investee is using its cash and (e) the investee’s receipt of additional funding at a lower valuation.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity securities, were approximately $28 million in the second quarter of 2005 and $43 million in the first half of 2005 (approximately $33 million in the second quarter of 2004 and $44 million in the first half of 2004).

Inventory. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months or less. The estimates of future demand that we use in the valuation of inventory are the same as those used in our published revenue forecasts and are also consistent with the estimates used in our short-term manufacturing plans. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Second Quarter of 2005 Compared to Second Quarter of 2004

Overview

During the first six months of 2005, revenue, operating income and net income each registered double-digit growth from a year ago. Mobile computing platforms continue to be the leading driver of our growth, with significant growth in sales of mobile microprocessors, chipsets, and wireless connectivity products. Along with growth in the notebook market segment, our mobile microprocessor business has also benefited from our customers’ movement away from the use of desktop microprocessors in certain notebook computers, to using microprocessors specifically designed for mobile platforms. Although this trend has negatively affected sales of microprocessors within the Digital Enterprise Group, this trend improved our total microprocessor revenue since our mobile microprocessors generally have higher average selling prices. We continue to be largely dependent on the sales of our microprocessors, and this quarter microprocessors within the Digital Enterprise Group and the Mobility Group accounted for approximately 72% of our consolidated net revenue. The competitive environments surrounding both flash memory products and enterprise computing microprocessors have put pressure on our average selling prices for these products, which has negatively affected revenue.

In addition to growth in our mature markets, we believe the continued growth in our business is dependent on two significant trends: the continued growth in the notebook market segment and the continued growth in emerging economies. We enter the third quarter of 2005 anticipating that we will sustain the double-digit year-to-year growth achieved in the first half and looking ahead to Intel’s fourth consecutive year of progress in gross profit margin. Our factories are running at full capacity, and our unit costs are better than our targets. However, our inventory levels are a little lower than we believe would be optimal. During the second quarter of 2005, we released our first dual-core processor, the Pentium D processor, and we will continue to focus on ramping our dual-core processors in the coming quarters. Our 65-nanometer process technology remains on track for production later this year, and we have already begun sampling dual-core 65-nanometer mobile, desktop and server products to customers.

During the first quarter of 2005 we announced a reorganization to align our business groups across our major platform initiatives. The discussion of our financial results below is consistent with these new business groups. The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q2 2005	Q2 2004
Net revenue	100.0%	100.0%
Cost of sales	43.6%	40.6%

Gross margin	56.4%	59.4%
Research and development	12.8%	14.7%
Marketing, general and administrative	14.5%	14.6%
Amortization of acquisition-related intangibles and costs	0.4%	0.5%

Operating income	28.7%	29.6%

The following table sets forth information on our geographic regions for the periods indicated:

	Q2 2005		Q2 2004
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,679	51%	$3,661	45%
Americas	1,863	20%	1,956	24%
Europe	1,809	20%	1,665	21%
Japan	880	9%	767	10%

Total	$9,231	100%	$8,049	100%

Our net revenue for Q2 2005 was $9.2 billion, an increase of 15% compared to Q2 2004. This increase was mostly due to growth within the Mobility Group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Asia-Pacific region’s revenue was the largest portion of our total revenue in Q2 2005 and continues to be our fastest growing region, increasing 28% compared to Q2 2004, reflecting the continued movement of more of our customers’ PC supply chain to Asia. Our Asia-Pacific region reached a milestone in the second quarter of 2005 by representing over 50% of total sales. The movement in the supply chain has negatively affected our sales in the Americas region, which decreased 5% compared to Q2 2004. Japan revenue increased 15% and Europe revenue increased 9% in Q2 2005 compared to Q2 2004. We continued to see growth in the emerging markets within the Asia-Pacific region, the Americas region and Europe.

Our overall gross margin dollars were $5.2 billion in Q2 2005, an increase of 9% compared to $4.8 billion in Q2 2004. Our overall gross margin percentage decreased to 56.4% in Q2 2005, down from 59.4% in Q2 2004. The gross margin percentage for the Digital Enterprise Group was lower, and the gross margin percentage for the Mobility Group was relatively flat, in Q2 2005 compared to Q2 2004. See “Business Outlook” for a discussion of gross margin expectations.

Digital Enterprise Group

The revenue and operating income for the Digital Enterprise Group (DEG) for the second quarter of 2005 and 2004 were as follows:

(In Millions)	Q2 2005	Q2 2004
Microprocessor revenue	$4,603	$4,679
Chipset, motherboard and other revenue	1,398	1,229

Net revenue	$6,001	$5,908
Operating income	$1,992	$2,140

DEG net revenue increased $93 million, or 2%, in Q2 2005 compared to Q2 2004. The increase in revenue was primarily due to higher unit sales of motherboards and chipsets, partially offset by slightly lower average selling prices of microprocessors. Unit sales of microprocessors within DEG were approximately flat. Unit sales of microprocessors within DEG were affected by our customers’ movement away from the use of desktop microprocessors in certain notebook computers, to using microprocessors specifically designed for mobile platforms. This trend has negatively affected revenue from sales of microprocessors within DEG. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments, previously included within the former Intel Architecture business operating segment, as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in other revenue above.

Operating income decreased $148 million, or 7%, in Q2 2005 compared to Q2 2004. The decrease was primarily due to approximately $270 million of higher start-up costs in Q2 2005, primarily related to our 65-nanometer process technology. In addition, slightly lower average selling prices of microprocessors as well as a shift in the overall mix to a higher proportion of chipset, motherboard and other revenue decreased operating income. These decreases were partially offset by lower unit costs of microprocessors.

Mobility Group

The revenue and operating income for the Mobility Group (MG) for the second quarter of 2005 and 2004 were as follows:

(In Millions)	Q2 2005	Q2 2004
Microprocessor revenue	$2,056	$1,224
Flash memory revenue	528	587
Chipset and other revenue	566	292

Net revenue	$3,150	$2,103
Operating income	$1,140	$593

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MG net revenue increased $1.0 billion, or 50%, in Q2 2005 compared to Q2 2004. This increase was primarily due to significantly higher revenue from sales of microprocessors, which increased $832 million or 68%, in Q2 2005 compared to Q2 2004, reflecting the continued growth in the notebook market segment, as well as the increased reliance on microprocessors designed specifically for mobile platforms in notebook computers. The higher revenue from sales of microprocessors was due to significantly higher unit sales, partially offset by lower average selling prices due to significant growth in Celeron M processors. Revenue from sales of chipsets and wireless connectivity products also increased significantly in Q2 2005 compared to Q2 2004, primarily due to the success of Intel Centrino mobile technology. Revenue from flash memory products was lower due to lower average selling prices, partially offset by higher unit sales. Revenue from application processors, which are based on our Intel XScale technology, is included in other revenue above.

Operating income increased $547 million, or 92%, in Q2 2005 compared to Q2 2004. The significant increase in operating income was primarily due to higher revenue from sales of microprocessors. In addition, operating expense for MG did not increase as fast as revenue, which also contributed to the improvement in operating income. These increases in operating income were partially offset by approximately $100 million of higher start-up costs and lower revenue from flash memory products. The higher start up costs in Q2 2005 were primarily related to our 65-nanometer process technology.

Operating Expenses

Operating expenses for the second quarter of 2005 and 2004 were as follows:

(In Millions)	Q2 2005	Q2 2004
Research and development	$1,176	$1,186
Marketing, general and administrative	$1,342	$1,170
Amortization of acquisition-related intangibles and costs	$36	$43

Research and development spending was approximately flat in Q2 2005 compared to Q2 2004. Lower expenses related to development for our next-generation 65-nanometer manufacturing process technology were offset by higher headcount. Marketing, general and administrative expenses were up $172 million, or 15%, in Q2 2005 compared to Q2 2004, primarily due to higher marketing program spending, along with higher headcount. Research and development along with marketing, general and administrative expenses were 27% of net revenue in Q2 2005 and 29% of net revenue in Q2 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) on Equity Securities, Interest and Other and Taxes

Gains (losses) on equity securities, net, interest and other, net and taxes for the second quarter of 2005 and 2004 were as follows:

(In Millions)	Q2 2005	Q2 2004
Losses on equity securities, net	$(22)	$(8)
Interest and other, net	$127	$47
Provision for taxes	$716	$663

Net losses on equity securities and certain equity derivatives for Q2 2005 were $22 million compared to $8 million for Q2 2004. The net loss of equity securities in Q2 2005 included $133 million in impairments, primarily due to a $105 million impairment charge on our investment in Micron Technology, Inc. (Micron) reflecting the difference between the cost basis of the investment and the price of Micron’s stock at the end of the quarter. The impairment was principally based on our assessment of Micron’s recent financial results and the competitive pricing environment for Dynamic Random Access Memory (DRAM) products. Gains on equity transactions partially offset the impairments in Q2 2005. The net loss in Q2 2004 was primarily due to impairment charges on non-marketable equity securities.

Interest and other, net increased to $127 million in Q2 2005 compared to $47 million in Q2 2004, reflecting higher interest income as a result of higher interest rates.

Our effective income tax rate was 26.0% for Q2 2005, compared to 27.4% for Q2 2004. The rate for 2005 included reversal of previously accrued items of $125 million, primarily related to an increase in estimated research and development tax credits from prior years. The rate for 2004 included reversals of previously accrued taxes, including $62 million primarily related to the closing of a state income tax audit, as well as an adjustment to increase the estimated tax benefit for export sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Half of 2005 Compared to First Half of 2004

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2005	YTD 2004
Net revenue	100.0%	100.0%
Cost of sales	42.1%	40.2%

Gross margin	57.9%	59.8%
Research and development	13.1%	14.8%
Marketing, general and administrative	14.0%	14.3%
Amortization of acquisition-related intangibles and costs	0.4%	0.6%

Operating income	30.4%	30.1%

The following table sets forth information on our geographic regions for the periods indicated:

	YTD 2005		YTD 2004
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$9,074	49%	$6,945	43%
Americas	3,835	20%	4,119	26%
Europe	3,915	21%	3,592	22%
Japan	1,841	10%	1,484	9%

Total	$18,665	100%	$16,140	100%

Our net revenue of $18.7 billion in the first half of 2005 increased 16% compared to the first half of 2004 primarily due to growth within MG. The first half of 2005 included 27 weeks in contrast to our typical 26 weeks.

Our Asia-Pacific region’s revenue was the largest portion of our total revenue in the first half of 2005 and continues to be our fastest growing region, increasing 31% compared to the first half of 2004, reflecting the continued movement of more of our customers’ PC supply chain to Asia. This movement in the supply chain has negatively affected our sales in the Americas region, which decreased 7% compared to the first half of 2004. Japan revenue increased 24% and Europe revenue increased 9% during the first half of 2005 compared to the first half of 2004. We continued to see growth in the emerging markets within the Asia-Pacific region, the Americas region and Europe.

Our overall gross margin dollars increased to $10.8 billion for the first half of 2005, an increase of 12% compared to $9.7 billion for the first half of 2004. Our overall gross margin percentage decreased to 57.9% for the first half of 2005, down from 59.8% for the first half of 2004. The gross margin percentage for DEG was lower, and the gross margin percentage for MG was higher, in the first half of 2005 compared to the first half of 2004. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Digital Enterprise Group

The revenue and operating income for DEG for the first half of 2005 and 2004 were as follows:

(In Millions)	YTD 2005	YTD 2004
Microprocessor revenue	$9,547	$9,650
Chipset, motherboard and other revenue	2,815	2,489

Net revenue	$12,362	$12,139
Operating income	$4,358	$4,593

DEG net revenue increased $223 million, or 2%, in the first half of 2005 compared to the first half of 2004. The increase in revenue was primarily due to higher revenue from higher unit sales of motherboards and chipsets, partially offset by slightly lower microprocessor average selling prices. Unit sales of microprocessors within DEG were approximately flat. Unit sales of microprocessors within DEG were affected by our customers’ movement away from the use of desktop microprocessors in certain notebook computers, to using microprocessors specifically designed for mobile platforms. This trend has negatively affected sales of microprocessors within DEG. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments, previously included within the former Intel Architecture business operating segment, as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in other revenue above.

Operating income decreased $235 million, or 5%, in the first half of 2005 compared to the first half of 2004. The decrease was primarily due to approximately $430 million of higher startup costs in the first half of 2005 primarily related to our 65-nanometer process technology. In addition, lower average selling prices of microprocessors as well as a shift in the overall mix to a higher proportion of chipset, motherboard and other revenue decreased operating income. These decreases were partially offset by lower unit costs of microprocessors. In addition, results for the first half of 2004 included a charge related to a settlement agreement with Intergraph Corporation.

Mobility Group

The revenue and operating income for MG for the first half of 2005 and 2004 were as follows:

(In Millions)	YTD 2005	YTD 2004
Microprocessor revenue	$3,973	$2,386
Flash memory revenue	1,106	1,004
Chipset and other revenue	1,082	538

Net revenue	$6,161	$3,928
Operating income	$2,239	$993

MG net revenue increased by $2.2 billion, or 57%, in the first half of 2005 compared to the first half of 2004. This increase was primarily due to significantly higher revenue from sale of microprocessors, which increased $1.6 billion, or 67% in the first half of 2005 compared to the first half of 2004, reflecting the continued growth in the notebook market segment, as well as the increased reliance on microprocessors designed specifically for mobile platforms in notebook computers. The higher revenue from sales of microprocessors was due to significantly higher unit sales, partially offset by lower average selling prices due to significant growth in Celeron M microprocessors. Revenue from sales of chipsets and wireless connectivity products also increased significantly in Q2 2005 compared to Q2 2004, primarily due to the success of Intel Centrino mobile technology. Revenue from application processors, which are based on our Intel XScale technology, is included in other revenue above. Unit sales of flash memory products were higher, partially offset by lower average selling prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income increased $1.2 billion, or 125%, in the first half of 2005 compared to the first half of 2004. The significant increase in operating income was primarily due to higher revenue from sales of microprocessors and chipsets. In addition, operating expenses for MG did not increase as fast as revenue, which also contributed to the improvement in operating income. These increases in operating income were partially offset by approximately $200 million of higher start-up costs in the first half of 2005, primarily related to our 65-nanometer process technology.

Operating Expenses

Operating expenses for the first half of 2005 and 2004 were as follows:

(In Millions)	YTD 2005	YTD 2004
Research and development	$2,442	$2,381
Marketing, general and administrative	$2,604	$2,311
Amortization of acquisition-related intangibles and costs	$74	$101

Research and development spending increased $61 million, or 3%, in the first half of 2005 compared to the first half of 2004. This increase was primarily due to the first half of 2005 including 27 weeks in contrast to 26 weeks for the first half of 2004, along with higher headcount, partially offset by lower expenses related to development for our next-generation 65-nanometer manufacturing process technology. Marketing, general and administrative expenses were up $293 million, or 13%, in the first half of 2005 compared to the first half of 2004, also primarily due to the extra workweek and higher headcount, in addition to higher marketing program spending. Research and development along with marketing, general and administrative expenses were 27% of net revenue in the first half of 2005 and 29% of net revenue in the first half of 2004.

Amortization of acquisition-related intangibles and costs was $74 million in the first half of 2005 compared to $101 million in the first half of 2004, as a portion of the intangibles related to prior acquisitions became fully amortized.

Gains (Losses) on Equity Securities, Interest and Other and Taxes

Gains (losses) on equity securities, net, interest and other, net and taxes for the first half of 2005 and 2004 were as follows:

(In Millions)	YTD 2005	YTD 2004
Gains (losses) on equity securities, net	$(18)	$11
Interest and other, net	$242	$96
Provision for taxes	$1,689	$1,477

Net losses on equity securities and certain equity derivatives for the first half of 2005 were $18 million compared to a net gain of $11 million for the first half of 2004. The net loss for the first half of 2005 included impairments of $148 million, primarily due to a $105 million impairment charge on our investment in Micron reflecting the difference between the cost basis of the investment and the price of Micron stock at the end of the quarter. Gains on equity transactions partially offset the impairments for the first half of 2005. The net gain for the first half of 2004 was due to gains on equity transactions, partially offset by impairment charges on non-marketable equity securities.

Interest and other, net increased to $242 million in the first half of 2005 compared to $96 million in the first half of 2004, reflecting higher interest income as a result of higher interest rates.

Our effective income tax rate was 28.6% for the first half of 2005, compared to 29.8% for the first half of 2004. The rate for the first half of 2005 included reversal of previously accrued items. The rate for the first half of 2004 included reversal of previously accrued taxes, primarily related to the closing of a state income tax audit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Our financial condition remains strong. At July 2, 2005, cash, short-term investments and fixed income debt instruments included in trading assets totaled $14.5 billion, down from $16.8 billion at December 25, 2004. At July 2, 2005, total short-term and long-term debt was $748 million and represented approximately 2% of stockholders’ equity. At December 25, 2004, total short-term and long-term debt was $904 million and also represented approximately 2% of stockholders’ equity.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the first half of 2005, cash provided by operating activities was $6.7 billion, compared to $5.8 billion for the first half of 2004. For the first half of 2005, the largest contribution to the increase in cash provided by operating activities was from a decrease in trading assets, primarily due to maturities in excess of purchases. Accrued compensation and benefits decreased, primarily due to 2004 year-end profit dependent payments. Accounts receivable increased compared to December 2004 as the fourth quarter of 2004 included higher cash receipts. For the first half of 2005, our two largest customers accounted for approximately 35% of net revenue, with one of these customers accounting for approximately 19% of revenue and the other customer accounting for approximately 16%. For the first half of 2004, our two largest customers accounted for approximately 34% of net revenue. Additionally, these two largest customers accounted for approximately 36% of net accounts receivable at July 2, 2005 (approximately 34% at December 25, 2004). Income taxes payable increased compared to December 25, 2004 due to the timing of estimated payments and refunds. Inventories increased compared to December 2004 levels, primarily due to increases in chipsets and flash memory products.

Investing cash flows consisted primarily of capital expenditures and the proceeds of investments sold and payment for investments acquired. We used $1.0 billion in net cash for investing activities for the first half of 2005, compared to $3.7 billion during the first half of 2004. The lower cash used in investing activities in the first half of 2005 resulted from higher net maturities of available-for-sale investments due to a shift in our portfolio of investments in debt securities to shorter-term maturities in order to fund working capital and other investing and financing activities. Capital expenditures increased to $3.2 billion in the first half of 2005 from $1.7 billion in the first half of 2004, primarily driven by investments in 65-nanometer production equipment.

Financing cash flows consisted primarily of repurchases and retirement of common stock and payment of dividends to stockholders. We used $5.2 billion in net cash for financing activities in the first half of 2005 compared to $3.0 billion in the first half of 2004. The major financing use of cash was for the repurchase of shares as we purchased 206.8 million shares of common stock for $5.0 billion (105.2 million shares for $3.0 billion in the first half of 2004). At July 2, 2005, approximately 406.7 million shares remained available for repurchase under existing repurchase authorizations. Our dividend payments were $990 million in the first half of 2005, higher than the $517 million paid in the first half of 2004, due to an increase from $0.04 to $0.08 in cash dividends per common share effective for the first quarter of 2005. Financing sources of cash for the first half of 2005 were primarily $702 million in proceeds from the sale of shares pursuant to employee equity incentive plans ($552 million during the first half of 2004).

Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during the first half of 2005 were approximately $150 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee Equity Incentive Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Under the 2004 Equity Incentive Plan (the 2004 Plan), 240 million shares of common stock were made available for issuance during the two year period ending June 30, 2006. In May 2005, we obtained stockholder approval to extend the term of the 2004 Plan by one year, to June 30, 2007, and to make an additional 130 million common shares available for issuance as equity awards to employees and non-employee directors.

We have a goal to keep the potential incremental dilution related to our equity incentive programs to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options cancelled due to employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.

Options granted to employees, including officers, and non-employee directors from 2001 through the first half of 2005 are summarized as follows:

(Shares in Millions)	YTD 2005	2004	2003	2002	2001
Total options granted[1]	104	115	110	174	238
Less options cancelled[1]	(24)	(32)	(40)	(44)	(47)
Net options granted	80	83	70	130	191
Net grants as % of outstanding shares[2]	1.3%	1.3%	1.1%	1.9%	2.8%
Grants to listed officers[3] as % of total options granted	1.6%	1.1%	2.4%	1.7%	0.8%
Grants to listed officers[3] as % of outstanding shares[2]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers[3] as % of total options outstanding	1.9%	2.1%	2.1%	2.1%	2.0%

[1]	Excluding options assumed in connection with acquisitions.

[2]	Outstanding shares as of the beginning of each period.

[3]	For 2005, “listed officers” are our Chief Executive Officer and the four other most highly compensated executive officers serving at the end of 2004, which excludes an officer who retired in January 2005, as listed in our Proxy Statement dated March 29, 2005. For 2004, “listed officers” are those officers plus the officer who retired in January 2005. For 2001 through 2003, “listed officers” are our Chief Executive Officer and each of the four other most highly compensated executive officers serving at the end of the years presented, as listed in our Proxy Statements for our 2002 though 2004 Annual Stockholders’ Meetings.

In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. For the first half of 2005, options granted to listed officers amounted to 1.6% of the grants made to all employees. All stock option grants to executive officers are determined by the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

For additional information regarding equity incentive plans and plan activity for the first half of 2005 and for 2004, see “Note 3: Employee Equity Incentive Plans” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report. Information regarding our equity incentive plans should be read in connection with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2005 Proxy Statement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In-the-money and out-of-the-money1 option information for total options outstanding as of July 2, 2005 was as follows:

	Exercisable		Unexercisable		Total
(Shares in Millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	259.9	$18.54	353.3	$22.09	613.2	$20.59
Out-of-the-money	190.5	$43.44	117.1	$30.29	307.6	$38.43

Total options outstanding	450.4	$29.07	470.4	$24.13	920.8	$26.54

[1]	Out-of-the-money options have an exercise price equal to or above $26.21, the closing price of Intel stock on July 1, 2005 as reported on The NASDAQ Stock Market*.

Options granted to listed officers as a group during the first half of 2005 were as follows:

Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term[1]
				5%	10%
1,675,000	1.6%	$22.63 - $23.16	2015	$17,714,000	$42,441,200

[1]	Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over the term of the grant ( 7 or 10 years), at annualized rates of 5% and 10% from the date of grant. If the stock price does not increase above the exercise price, the realized value from these options would be zero.

Option exercises during the first half of 2005 and option values for listed officers as a group as of July 2, 2005 were as follows:

Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at July 2, 2005		Values of Unexercised In-the-Money Options at July 2, 2005[1]
		Exercisable	Unexercisable	Exercisable	Unexercisable
768,000	$13,157,400	8,409,300	9,108,600	$59,892,300	$35,218,100

[1]	These amounts represent the difference between the exercise price and $26.21, the closing price of Intel stock on July 1, 2005 as reported on The NASDAQ Stock Market*, for all in-the-money options held by listed officers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Information as of July 2, 2005 regarding equity incentive plans approved and not approved by stockholders is summarized in the following table (shares in millions):

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options		(B) Weighted-Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column A)
Equity incentive plans approved by stockholders	221.5		$22.00	305.7	[1]
Equity incentive plans not approved by stockholders[2]	693.6		$28.09	—

Total	915.1	[3]	$26.62	305.7

[1]	Includes 57.1 million shares available under our 1976 Employee Stock Participation Plan.

[2]	Consists of shares available under our 1997 Stock Option Plan, which was not required to be approved by stockholders. The 1997 Stock Option Plan was terminated as to future grants when the 2004 Equity Incentive Plan was approved by the stockholders in May 2004.

[3]	Total excludes 5.7 million shares issuable under outstanding options, with a weighted average exercise price of $15.30, originally granted under plans we assumed in connection with acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Outlook

As we look ahead to the second half of 2005, we are planning for continued growth in annual revenue and increasing gross margin dollars. While we continue to expect to benefit from the productive use of our 90-nanometer process technology on 300mm wafers, we also expect to begin production on our next generation 65-nanometer process technology. The statements below do not include any impact related to the expensing of stock options according to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” If we had applied SFAS No. 123(R) to our results for the quarter ended July 2, 2005, our net income would have been lower by approximately $293 million. The expensing of stock options would lower gross margin, would increase operating expenses, which include both R&D expenses and marketing, general and administrative expenses, and would affect our tax rate. We expect to begin recognizing the effects of SFAS No. 123(R) in our financial statements beginning in the first quarter of 2006. See “Note 3: Employee Equity Incentive Plans” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report for more information regarding stock option expenses.

For the third quarter of 2005, we expect revenue to be between $9.6 billion and $10.2 billion, compared to second quarter revenue of $9.2 billion. The midpoint of this range would be a sequential increase of 7%, which is consistent with seasonal patterns. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. In the past five years, our sales of microprocessors were higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.

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

We expect the gross margin percentage for 2005 to be approximately 59%, plus or minus a couple of points. We expect the gross margin percentage in the third quarter of 2005 to be approximately 60%, plus or minus a couple of points, higher than the gross margin of 56.4% in the second quarter. The higher gross margin is due to lower expected start up costs as we begin production on our next-generation 65-nanometer process technology, as well as ongoing unit cost declines.

Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices, as well as the mix of types and performance capabilities of microprocessors sold, and the mix of chipsets, flash memory and other semiconductor products sold. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including variations in inventory valuation, such as variations related to the timing of qualifying products for sale; unit costs and yield issues associated with production at our factories, excess or obsolete inventory, timing and execution of the production ramp, manufacturing or assembly and test capacity utilization, the reusability of factory equipment, and impairment of long-lived assets, including manufacturing, assembly/test and intangible assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending for 2005 will be approximately $5.9 billion, plus or minus $200 million. The increase in our expectation for capital spending is primarily to support higher expected demand. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin could be affected if we do not add capacity fast enough to meet market demand.

We expect depreciation expense to be between $1.0 billion and $1.1 billion for the third quarter of 2005 and between $4.3 billion and $4.4 billion for the full year 2005.

Spending on research and development, plus marketing, general and administrative expenses in the third quarter of 2005 is expected to be between $2.8 billion and $2.9 billion, higher than $2.5 billion in the second quarter primarily driven by increases in research and development. We are transferring resources from 65-nanometer start-up programs to 45-nanometer development and increasing investments in new platforms. Expenses, particularly certain marketing and compensation-related expenses, may vary from this expectation, depending in part on the level of revenue and profits.

Research and development spending is expected to be approximately $5.2 billion in 2005.

Based on acquisitions completed through August 3, 2005, we expect amortization of acquisition-related intangibles and costs to be approximately $30 million in the third quarter and $120 million for the full year 2005. We review our acquisition-related intangible assets for impairment whenever indicators of potential impairment exist.

We expect the net gains from equity securities and interest and other for the third quarter of 2005 to be approximately $130 million. Our expectations for gains (losses) from equity securities include our expectations for impairment charges on public and private equity investments and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other could vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances and changes in the fair value of derivative instruments.

At July 2, 2005, we held non-marketable equity securities with a carrying value of $497 million. A number of these companies are likely to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed, or they may receive lower valuations with less favorable investment terms than in previous financings, and the investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tax rate for the third and fourth quarters of 2005 is currently expected to be approximately 30.5%. This expectation does not reflect the impact of any potential repatriation of cash under the American Jobs Creation Act (the Jobs Act). We are not yet in a position to decide whether, and to what extent, foreign earnings that have not been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $6.0 billion might be repatriated, with a respective tax liability of up to approximately $350 million. We expect to be in a position to finalize our decision by the end of the third quarter of 2005. If we were to repatriate earnings, our tax expense would increase. The estimated effective tax rate is based on tax law in effect at July 2, 2005, and current expected income, and assumes we will continue to receive the tax benefit for export sales (see “Note 15: Contingencies” in the Notes to Consolidated Condensed Financial Statements). The tax rate may also be affected by the closing of acquisitions or divestitures the jurisdictions in which profits are determined to be earned and taxed, changes in estimates of credits, benefits and deductions, the resolution of issues arising from tax audits with various tax authorities, and the ability to realize deferred tax assets.

We are currently a party to various legal proceedings and claims, including legal proceedings and claims related to taxes and to allegations of antitrust violations and patent infringement. Management does not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position, cash flows or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, invalidation of a patent or group of patents, additional taxes owed or, in cases where injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

We operate globally, with sales, marketing and research and development activities as well as manufacturing and assembly and test facilities in many countries, and, as a result, we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. If terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U.S., Israel or other locations, such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for our products. The impacts of major health concerns or possible infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, on Intel, its suppliers, customers or other third parties could also adversely affect our business and impact customer order patterns. Business continuity could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. In addition, we may rely on a single or limited number of suppliers, or upon suppliers in a single country. Business disruptions at a supplier’s premises, such as damage to premises from fires or floods, may adversely impact our business and the impact may be greater in situations where we rely on a single or limited number of suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

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

We intend to publish a Mid-Quarter Business Update on September 8, 2005. From the close of business on September 2, 2005 until publication of the Update, we will observe a “quiet period” during which the Business Outlook and other forward-looking statements published in our earnings press releases on January 11, 2005, April 19, 2005 and July 19, 2005, as reiterated or updated, as applicable, in our filings with the SEC on Forms 10-K and 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations.

A quiet period operating in similar fashion with regard to the Business Outlook and our SEC filings will begin at the close of business on September 16, 2005 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for October 18, 2005. We typically have quiet periods twice each quarter, in advance of our Earnings Release and Mid-Quarter Business Update; however, the exact timing and duration of those routine quiet periods, and any others we utilize from time to time, may vary at our discretion.

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

The marketable equity securities included in trading assets, as well as certain equity derivatives, are held to generate returns that generally offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of both July 2, 2005 and December 25, 2004, assuming a reasonably possible decline in market prices of 11% in the near term.

As of July 2, 2005, the fair value of our portfolio of marketable strategic equity investments and equity derivative instruments, including hedging positions, was $383 million ($662 million as of December 25, 2004). To assess the market price sensitivity of these equity securities, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable strategic equity portfolio is substantially concentrated in one company as of July 2, 2005, which will affect the portfolio’s price volatility. We currently have an investment in Micron Technology, Inc. (Micron) with a fair value of approximately $345 million, or 90% of the total marketable strategic equity portfolio value including equity derivative instruments at July 2, 2005. During the second quarter of 2005 we recognized an impairment charge of approximately $105 million related to our investment in Micron reflecting the difference between the cost basis of the investment and the price of Micron’s stock at the end of the quarter. The impairment was principally based on our assessment of Micron’s recent financial results and the competitive pricing environment for Dynamic Random Access Memory (DRAM) products. The investment in Micron is part of our strategy to support the development and supply of DRAM products. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks in our marketable strategic equity portfolio could experience a loss of 50% in the near term (45% as of the end of 2004). The assumed loss percentage used in 2005 was higher than the assumed loss percentage in 2004 due to the concentration of investments during each year. This estimate is not necessarily indicative of future performance and actual results may differ materially.

Assuming a loss of 50% in market prices, and after reflecting the impact of hedges and offsetting positions, our marketable strategic equity portfolio could decrease in value by approximately $200 million, based on the value of the portfolio as of July 2, 2005 (a decrease in value of approximately $300 million, based on the value of the portfolio as of December 25, 2004 using an assumed loss of 45%). At December 25, 2004 our marketable strategic equity portfolio was substantially concentrated in two companies. The fair value of our investment in Micron was approximately $400 million, or 60% of the total marketable portfolio value including equity derivative instruments at December 25, 2004. In addition, the fair value of our investment in Elpida Memory, Inc. was approximately $212 million, or 32% of the portfolio at December 25, 2004. We sold our investment in Elpida Memory, Inc. during the second quarter of 2005.

Our strategic investments in non-marketable equity securities would also be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At July 2, 2005, our strategic investments in non-marketable equity securities had a carrying amount of $497 million ($507 million at December 25, 2004). No individual investment in our non-marketable portfolio was significant as of July 2, 2005 or December 25, 2004.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation. Internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth in our Form 10-K, and changes to our internal control over financial reporting are evaluated on a quarterly basis to determine if material changes occurred.

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

In August 2003, in connection with the IRS’s regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS proposed certain adjustments to the amounts reflected by Intel on those returns as a tax benefit for its export sales. In January 2005, the IRS issued formal assessments for these adjustments. The company does not agree with these adjustments and has appealed. If the IRS prevails in its position, Intel’s federal income tax due for 1999 and 2000 would increase by approximately $600 million, plus interest. In June 2005, in connection with the IRS’s regular examination of Intel’s tax returns for the years 2001 and 2002, the IRS proposed similar adjustments related to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company also intends to dispute these adjustments. If the IRS prevails in its position, Intel’s federal income tax due for 2001 and 2002 would increase by approximately $400 million, plus interest. The IRS may make similar claims for years subsequent to 2002 in future audits.

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

Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations

In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction and attorney’s fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 61 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California and the District of Delaware as well as in various California and Tennessee state courts. Intel disputes AMD’s claims and the class action claims and intends to defend the lawsuits vigorously.

Intel is also subject to certain antitrust regulatory inquiries. In 2001, the European Commission commenced an investigation regarding claims by AMD that Intel used unfair business practices to persuade clients to buy Intel microprocessors. In June 2005, Intel received an inquiry from the Korea Fair Trade Commission requesting documents from Intel’s Korean subsidiary related to marketing and rebate programs Intel entered into with Korean PC manufacturers. Intel is cooperating with these agencies in their investigations and expects that these matters will be acceptably resolved.

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

Barbara Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.

(formerly Deanna Neubauer, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.)

Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel Pentium 4 microprocessors are less powerful and slower than systems containing Intel Pentium III microprocessors and a competitor’s microprocessors. In July 2004, the Court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 microprocessors or computers containing such microprocessors. The Court denied plaintiffs’ motion for reconsideration of this ruling. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending appellate review of the Court’s class certification order. The plaintiffs seek unspecified damages and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

The estimate of the potential impact on the financial position, cash flows or overall results of operations for the above tax matters and litigation could change in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period (Shares in Millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 3, 2005–April 30, 2005	13.4	$23.29	13.4	492.2
May 1, 2005–May 28, 2005	59.2	$24.85	59.2	433.0
May 29, 2005–July 2, 2005	26.3	$27.24	26.3	406.7

Total	98.9	$25.27	98.9

The company has an ongoing authorization, as amended, from the Board of Directors to repurchase shares of Intel’s common stock in the open market or in negotiated transactions. The stock repurchase program was originally authorized in 1990, and the Board of Directors has since increased the authorization on multiple occasions. The latest increase occurred in November 2004 and added 500 million shares to the authorization, bringing the total authorization to 2.8 billion shares. We generally do not purchase stock during the “quiet periods” we have established in advance of the publication of our quarterly Earnings Release and Business Update release. For a discussion of our quiet periods, see “Status of Business Outlook and Scheduled Business Update” in Part I, Item 2 of this quarterly report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intel Corporation’s Annual Stockholders’ Meeting on May 18, 2005, stockholders elected each of the director nominees, ratified the selection of our independent registered public accounting firm, and approved the amendment and extension of our 2004 Equity Incentive Plan and Executive Officer Incentive Plan.

	Number of Shares
	Voted For	Withheld
1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

C. Barrett	5,359,454,267	138,463,448

C. Barshefsky	5,291,278,969	206,638,746

J. Browne	5,332,783,822	165,133,893

J. Guzy	5,348,833,048	149,084,667

R. Hundt	5,324,090,976	173,826,739

P. Otellini	5,366,606,776	131,309,939

D. Pottruck	5,339,848,757	158,068,958

J. Shaw	5,362,522,409	135,395,306

J. Thornton	5,351,914,819	146,002,896

D. Yoffie	5,365,683,963	132,233,752

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non- Votes
2. To ratify selection of independent registered public accounting firm.	5,371,310,182	80,651,931	45,955,602	—

3. To approve the amendment and extension of the 2004 Equity Incentive Plan.	3,259,320,384	611,022,646	59,818,500	1,567,756,185[1]

4. To approve the amendment and extension of the Executive Officer Incentive Plan	3,677,429,714	189,089,300	63,644,762	1,567,753,939[1]

[1]	Pursuant to Section 216 of the Delaware General Corporation Law, the affirmative vote of the majority of the votes cast was required to pass each of Proposals 3 and 4. Significantly fewer shares voted on each of Proposals 3 and 4 than voted on Proposal 1, the election of directors, and Proposal 2, the ratification of the selection of the company’s independent registered public accounting firm. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposals 3 and 4, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 6.	EXHIBITS

3.1	Intel Corporation Bylaws as amended on July 19, 2005 (incorporated by reference to Exhibit 3.1 of the company’s Form 8-K as filed on July 25, 2005).

10.1**	Intel Corporation 2004 Equity Incentive Plan, as Amended and Restated, Effective May 18, 2005. (incorporated by reference to Exhibit 10.1 of the company’s Form 8-K as filed on May 20, 2005).

10.2**	Intel Corporation Executive Officer Incentive Plan, as Amended and Restated, Effective May 18, 2005. (incorporated by reference to Exhibit 10.2 of the company’s Form 8-K as filed on May 20, 2005).

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

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

INTEL CORPORATION (Registrant)

Date: August 5, 2005	By:	/s/ Andy D. Bryant
Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer