Form 10-Q
period 2005-10-01
INTEL CORP
filed 2005-11-01
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 21, 2005
Common stock, $0.001 par value	6,029 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(In Millions, Except Per Share Amounts)	2005	2004	2005	2004
Net revenue	$9,960	$8,471	$28,625	$24,611
Cost of sales	4,012	3,752	11,876	10,242

Gross margin	5,948	4,719	16,749	14,369

Research and development	1,341	1,183	3,783	3,564
Marketing, general and administrative	1,478	1,123	4,082	3,434
Amortization of acquisition-related intangibles and costs	29	40	103	141

Operating expenses	2,848	2,346	7,968	7,139

Operating income	3,100	2,373	8,781	7,230
Gains (losses) on equity securities, net	(2)	(10)	(20)	1
Interest and other, net	145	63	387	159

Income before taxes	3,243	2,426	9,148	7,390

Provision for taxes	1,248	520	2,937	1,997

Net income	$1,995	$1,906	$6,211	$5,393

Basic earnings per common share	$0.33	$0.30	$1.01	$0.84

Diluted earnings per common share	$0.32	$0.30	$1.00	$0.82

Cash dividends declared per common share	$0.16	$0.08	$0.32	$0.16

Weighted average common shares outstanding	6,062	6,375	6,139	6,435

Weighted average common shares outstanding, assuming dilution	6,144	6,442	6,211	6,541

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	October 1,	December 25,
(In Millions)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$8,857	$8,407
Short-term investments	3,094	5,654
Trading assets	1,982	3,111
Accounts receivable, net	3,748	2,999
Inventories	2,815	2,621
Deferred tax assets	967	979
Other current assets	261	287

Total current assets	21,724	24,058

Property, plant and equipment, net of accumulated depreciation of $26,303 ($24,065 at December 25, 2004)	16,825	15,768
Marketable strategic equity securities	520	656
Other long-term investments	3,047	2,563
Goodwill	3,814	3,719
Other assets	1,430	1,379

Total assets	$47,360	$48,143

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$252	$201
Accounts payable	2,077	1,943
Accrued compensation and benefits	1,754	1,858
Accrued advertising	995	894
Deferred income on shipments to distributors	692	592
Other accrued liabilities	1,828	1,355
Income taxes payable	1,901	1,163

Total current liabilities	9,499	8,006

Long-term debt	432	703
Deferred tax liabilities	753	855
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 6,028 shares issued and outstanding (6,253 at December 25, 2004)	6,223	6,143
Acquisition-related unearned stock compensation	(2)	(4)
Accumulated other comprehensive income	146	152
Retained earnings	30,309	32,288

Total stockholders’ equity	36,676	38,579

Total liabilities and stockholders’ equity	$47,360	$48,143

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	October 1,	September 25,
(In Millions)	2005	2004
Cash and cash equivalents, beginning of period	$8,407	$7,971

Cash flows provided by (used for) operating activities:
Net income	6,211	5,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,295	3,446
Amortization of intangibles and other acquisition-related costs	192	232
(Gains) losses on equity securities, net	20	(1)
Net loss on retirements and impairments of property, plant and equipment	57	73
Deferred taxes	(170)	(283)
Tax benefit from employee equity incentive plans	284	277
Changes in assets and liabilities:
Trading assets	1,129	133
Accounts receivable	(748)	(306)
Inventories	(193)	(660)
Accounts payable	131	235
Accrued compensation and benefits	(105)	(163)
Income taxes payable	738	646
Other assets and liabilities	253	(18)

Total adjustments	4,883	3,611

Net cash provided by operating activities	11,094	9,004

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(4,459)	(2,812)
Acquisitions, net of cash acquired	(103)	(53)
Purchases of available-for-sale investments	(5,426)	(12,706)
Maturities and sales of available-for-sale investments	7,439	10,633
Other investing activities	(241)	(34)

Net cash used for investing activities	(2,790)	(4,972)

Cash flows provided by (used for) financing activities:
Increase in short-term debt, net	64	30
Repayments and retirement of debt	—	(7)
Proceeds from sales of shares through employee equity incentive plans	1,058	793
Repurchase and retirement of common stock	(7,500)	(5,516)
Payment of dividends to stockholders	(1,476)	(770)

Net cash used for financing activities	(7,854)	(5,470)

Net increase (decrease) in cash and cash equivalents	450	(1,438)

Cash and cash equivalents, end of period	$8,857	$6,533

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6	$23
Income taxes, net of refunds	$2,084	$1,362
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
Intel Corporation (Intel) has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2005 is a 53-week fiscal year in which the first quarter was a 14-week quarter and the second and third quarters were 13-week quarters. Fiscal year 2004 was a 52-week fiscal year in which the first, second and third quarters were 13-week quarters.
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
Note 2: Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 and allowed under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for the quarter ending October 1, 2005, net income would have been reduced by approximately $291 million (approximately $917 million for the first nine months of 2005). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. The company intends to apply the prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in the first quarter of 2006.
Note 3: Employee Equity Incentive Plans
Intel currently accounts for its equity incentive plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related share-based compensation, is recognized in net income.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
The table below illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company’s stock option plans and rights to acquire stock granted under the company’s Stock Participation Plan. For purposes of this pro forma disclosure, the value of the options and rights to acquire stock granted under the company’s Stock Participation Plan are estimated using a Black-Scholes option pricing model and amortized ratably over the vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(In Millions Except Per Share Amounts)	2005	2004	2005	2004
Net income, as reported	$1,995	$1,906	$6,211	$5,393
Less: Total share-based employee compensation expense determined under the fair value method for all options, net of tax	291	295	917	880

Pro forma net income	$1,704	$1,611	$5,294	$4,513

Reported basic earnings per common share	$0.33	$0.30	$1.01	$0.84

Pro forma basic earnings per common share	$0.28	$0.25	$0.86	$0.70

Reported diluted earnings per common share	$0.32	$0.30	$1.00	$0.82

Pro forma diluted earnings per common share	$0.28	$0.25	$0.85	$0.69

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. Option pricing models, including the Black-Scholes option pricing model, were developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. The company’s employee stock options have characteristics significantly different from those of traded options. In addition, option pricing models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the input assumptions can materially affect the fair value estimate of employee stock options.
The company’s stock option plans provide for retirement-related acceleration of vesting for a portion of certain employee stock options based on the employee’s age and years of service under two retirement programs. For this pro forma disclosure, the company currently recognizes any remaining unamortized expense related to a retirement-accelerated option in the period of the retirement. For awards granted or modified after the adoption of SFAS No. 123(R) in the first quarter of 2006, the company will be required to amortize the expense over a shorter service period, based on the current or expected retirement eligibility of the employee. Had the company applied the new amortization policy under SFAS 123(R) retrospectively, there would not have been a significant effect on the pro forma results reported for the periods presented.
The weighted average estimated values of employee stock option grants and rights granted under the Stock Participation Plan, as well as the weighted average assumptions that were used in calculating such values during the three and nine months ended October 1, 2005 and September 25, 2004 were based on estimates at the date of grant as follows:

	Stock Options				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004	2005	2004	2005	2004
Weighted average estimated values	$6.31	$8.51	$6.02	$11.09	$5.84	$5.72	$5.78	$6.38
Expected life (in years)	4.5	3.5	4.8	4.0	.5	.5	.5	.5
Risk free interest rate	4.1%	3.1%	3.9%	3.0%	3.7%	1.7%	3.2%	1.4%
Volatility	.23	.47	.26	.51	.22	.30	.23	.30
Dividend yield	1.2%	.7%	1.4%	.6%	1.2%	.7%	1.3%	.6%

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
In light of regulatory guidance, in the first quarter of 2005, the company reevaluated the assumptions used to estimate the value of employee stock options granted. Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. Additionally, in 2005, the company began using the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to the company’s historical grants. Management believes this calculation provides a reasonable estimate of expected life for the company’s employee stock options. No adjustments to the 2004 input assumptions have been made.
Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted
	Available for	Number of	Average
(Shares in Millions)	Grant	Shares	Exercise Price
December 27, 2003	526.9	850.1	$25.54
Grants	(114.7)	114.7	$26.23
Exercises	—	(48.4)	$10.89
Cancellations	11.5	(32.5)	$30.00
Expiration of 1984 Stock Option Plan	(143.2)	—	—
Cancellation of 1997 Stock Option Plan	(300.1)	—	—
Adoption of 2004 Equity Incentive Plan	240.0	—	—

December 25, 2004	220.4	883.9	$26.26
Grants	(111.4)	111.7 [1]	$23.34
Exercises	—	(55.3)	$12.15
Cancellations	4.3	(33.4)	$29.32
Additional shares approved for issuance	130.0	—	—

October 1, 2005	243.3	906.9	$26.66

[1]	Includes options assumed in connection with an acquisition.
In May 2005, the company obtained stockholder approval to extend the term of the 2004 Equity Incentive Plan by one year, to June 30, 2007, and to make an additional 130 million shares of common stock available for issuance as equity awards to employees and non-employee directors.
Under the Stock Participation Plan, 47.9 million shares remained available for issuance at October 1, 2005 out of 944 million shares authorized. Employees purchased 19.6 million shares for $387 million in the first nine months of 2005 (18.4 million shares for $367 million in the first nine months of 2004). The next scheduled purchase under the Stock Participation Plan is in the first quarter of 2006.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 4: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(In Millions)	2005	2004	2005	2004
Weighted average common shares outstanding	6,062	6,375	6,139	6,435
Dilutive effect of employee stock options	82	67	72	106

Weighted average common shares outstanding, assuming dilution	6,144	6,442	6,211	6,541

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the third quarter of 2005, 314 million of the company’s outstanding stock options (499 million for the third quarter of 2004) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average market value of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average market value increases and is greater than the exercise price of these options. For the first nine months of 2005, 381 million of the company’s outstanding stock options (311 million for the first nine months of 2004) were excluded from the calculation.
Note 5: Common Stock Repurchase Program
During the third quarter of 2005, the company repurchased 93.6 million shares of common stock at a cost of $2.5 billion (106.3 million shares for $2.5 billion during the third quarter of 2004). During the first nine months of 2005, the company repurchased 300.4 million shares of common stock at a cost of $7.5 billion (211.5 million shares for $5.5 billion during the first nine months of 2004). Since the program began in 1990, the company has repurchased and retired 2.5 billion shares at a cost of $49.3 billion. As of October 1, 2005, 313.1 million shares remained available for repurchase under the existing repurchase authorization.
Note 6: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	October 1,	December 25,
(In Millions)	2005	2004
Debt instruments	$1,632	$2,772
Equity securities offsetting deferred compensation	350	339

Total	$1,982	$3,111

Note 7: Inventories
Inventories at the end of each period were as follows:

	October 1,	December 25,
(In Millions)	2005	2004
Raw materials	$381	$388
Work in process	1,434	1,418
Finished goods	1,000	815

Total	$2,815	$2,621

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 8: Gains (Losses) on Equity Securities, Net
Net losses on investments in equity securities and certain equity derivatives were $2 million for the third quarter of 2005 and $20 million for the first nine months of 2005 (a net loss of $10 million for the third quarter of 2004 and a net gain of $1 million for the first nine months of 2004). Included in these amounts were impairments of $20 million for the third quarter of 2005 and $168 million for the first nine months of 2005 ($32 million for the third quarter of 2004 and $76 million for the first nine months of 2004). Impairments of equity securities in the first nine months of 2005 primarily related to a $105 million impairment charge taken in the second quarter of 2005 on the company’s investment in Micron Technology, Inc. Gains on equity transactions partially offset the impairments in the first nine months of 2005. Impairments in 2004 were mostly related to non-marketable equity securities.
Note 9: Interest and Other, Net
Interest and other, net included:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(In Millions)	2005	2004	2005	2004
Interest income	$145	$75	$399	$211
Interest expense	(6)	(13)	(13)	(46)
Other, net	6	1	1	(6)

Total	$145	$63	$387	$159

Note 10: Goodwill
During the first quarter of 2005, the company reorganized its business groups to bring all major product groups in line with the company’s strategy to design and deliver technology platforms (see “Note 16: Operating Segment Information”). Under the new business unit structure, the Digital Enterprise Group is a single reporting unit. The Mobility Group is made up of two reporting units: the flash memory reporting unit and the mobility reporting unit. All of the Mobility Group operating segment goodwill is included in the mobility reporting unit. The majority of the “all other” category goodwill is included in the Digital Home Group operating segment, which is also a reporting unit.
Subsequent to the reorganization of the company’s business groups, the goodwill was allocated to the new reporting units based on the estimated fair value of each business group within its original reporting unit relative to the estimated fair value of that reporting unit.
Goodwill by operating segment after the reorganization was as follows:

	Digital
	Enterprise	Mobility
(In Millions)	Group	Group	All Other	Total
December 25, 2004	$3,403	$258	$58	$3,719
Additions	—	—	111	111
Other	(3)	(13)	—	(16)

October 1, 2005	$3,400	$245	$169	$3,814

During the first nine months of 2005, the company completed two acquisitions for total purchase consideration, net of cash acquired, of $108 million, plus liabilities assumed, which resulted in goodwill of $111 million. The operating results of the acquired companies have been reported in the “all other” category from the date of acquisition. No goodwill was impaired during the first nine months of 2005 or 2004.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 11: Identified Intangible Assets
Identified intangible assets as of October 1, 2005 consisted of the following:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$981	$(348)	$633
Acquisition-related developed technology	615	(566)	49
Other acquisition-related intangibles	91	(70)	21

Total identified intangible assets	$1,687	$(984)	$703

Intellectual property assets primarily represent technology licenses. During the first nine months of 2005, the company acquired intellectual property assets for $208 million with a weighted average life of 9 years. The majority of the intellectual property assets acquired represented the value of assets capitalized in the third quarter of 2005 as a result of a settlement agreement with MicroUnity, Inc. (see “Note 15: Contingencies”). Pursuant to the agreement, Intel agreed to pay MicroUnity a total of $300 million, of which $140 million was charged to cost of sales, in exchange for a technology license. The charge to cost of sales related to the portion of the license attributable to certain product sales through the third quarter of 2005. The remaining $160 million represented the value of the intellectual property assets capitalized and is being amortized over the assets’ remaining useful lives.
Identified intangible assets as of December 25, 2004 consisted of the following:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$799	$(285)	$514
Acquisition-related developed technology	631	(514)	117
Other acquisition-related intangibles	91	(45)	46

Total identified intangible assets	$1,521	$(844)	$677

In March 2004, Intel and Intergraph entered into a settlement agreement, pursuant to which Intel agreed to pay Intergraph a total of $225 million and Intergraph agreed to dismiss certain pending litigation, granted license rights in favor of Intel and Intel’s customers, and covenanted not to sue any Intel customer for products that include an Intel microprocessor, Intel chipset and Intel motherboard. As a result of the settlement agreement, Intel recorded a $162 million charge to cost of sales in the first quarter of 2004. The remaining $63 million represented the value of intellectual property assets capitalized and is being amortized over the assets’ remaining useful lives.
Other acquisition-related intangibles include items such as workforce-in-place and customer lists. Identified intangible assets are classified within other assets on the balance sheet.
All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $30 million for the third quarter of 2005 and $89 million for the first nine months of 2005 ($25 million for the third quarter of 2004 and $91 million for the first nine months of 2004). The amortization of an intellectual property asset is generally included in either cost of sales or research and development. Amortization of acquisition-related intangibles and costs was $29 million for the third quarter of 2005 and $103 million for the first nine months of 2005 ($40 million for the third quarter of 2004 and $141 million for the first nine months of 2004).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Based on identified intangible assets recorded at October 1, 2005, and assuming no subsequent impairment of the underlying assets, the amortization expense for each period, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2005[1]	2006	2007	2008	2009
Intellectual property assets	$34	$126	$96	$86	$61
Acquisition-related intangibles	$19	$36	$13	$2	$—

[1]	Reflects the remaining three months of fiscal 2005.
Note 12: Borrowings
The company’s borrowings primarily consist of Euro borrowings, which were made in connection with the financing of manufacturing facilities and equipment in Ireland. The company invested the proceeds in Euro-denominated loan participation notes of similar maturity to hedge currency and interest rate exposures. During the first quarter of 2005, the company retired $230 million of the Euro borrowings prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes.
Note 13: Comprehensive Income
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(In Millions)	2005	2004	2005	2004
Net income	$1,995	$1,906	$6,211	$5,393
Change in net unrealized holding gain on available-for-sale investments	92	(72)	59	(43)
Change in net unrealized holding gain on derivatives	(2)	1	(65)	6

Total comprehensive income	$2,085	$1,835	$6,205	$5,356

The components of accumulated other comprehensive income, net of tax, were as follows:

	October 1,	December 25,
(In Millions)	2005	2004
Accumulated net unrealized holding gain on available-for-sale investments	$96	$37
Accumulated net unrealized holding gain on derivatives	52	117
Accumulated minimum pension liability	(2)	(2)

Total accumulated other comprehensive income	$146	$152

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 14: Provision for Taxes
The American Jobs Creation Act of 2004 (the Jobs Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. During the third quarter of 2005, the company’s chief executive officer and Board of Directors approved a domestic reinvestment plan to repatriate $6.3 billion in foreign earnings pursuant to the Jobs Act. The company recorded additional tax expense in the third quarter of 2005 of approximately $250 million ($0.04 per share) related to this decision to repatriate foreign earnings. The additional taxes consist of federal taxes of approximately $240 million, and state taxes, net of federal benefits, of approximately $10 million. This repatriation increased the company’s effective rate for the third quarter of 2005 by approximately 8 percentage points, to 38.5%.
The U.S. Internal Revenue Service (IRS) proposed certain adjustments to the amounts reflected by the company in its tax returns for the years 1999 through 2002. See “Note 15: Contingencies” for a discussion of these matters.
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
Legal Proceedings
In June 2005, Advanced Micro Devices, Inc. (AMD) filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction and attorney’s fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 77 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California and the District of Delaware as well as in various California, Kansas and Tennessee state courts. A motion has been filed requesting that all cases that were filed in or removed to federal court be consolidated for pretrial purposes in a single federal district court. Intel disputes AMD’s claims and the class action claims and intends to defend the lawsuits vigorously.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
In March 2004, MicroUnity, Inc. filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claimed that Intel® Pentium® III, Pentium® 4, Pentium® M and Itanium® 2 processors infringed seven MicroUnity patents, and that certain Intel chipsets infringed one MicroUnity patent. In October 2005, MicroUnity and Intel entered into a license agreement whereby Intel agreed to pay MicroUnity $300 million for a paid up license to all MicroUnity patents and for certain other rights including rights on behalf of Intel customers. Under the agreement, MicroUnity will dismiss all claims in the lawsuit against Intel and Dell with prejudice.
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
Note 16: Operating Segment Information
During the first quarter of 2005, the company reorganized its business groups to bring all major product groups in line with the company’s strategy to design and deliver technology platforms. These new business units include the Digital Enterprise Group, the Mobility Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. The Digital Enterprise Group and the Mobility Group are reportable operating segments. The Digital Home Group, Digital Health Group and Channel Platforms Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, these operating segments are included within the “all other” category below. All prior period amounts have been adjusted retrospectively to reflect the new organizational structure and certain minor reorganizations effected through the third quarter of 2005. As a result of this platform reorganization, further organizational changes may occur in the future.
The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, is the company’s President and Chief Executive Officer (CEO), Paul S. Otellini. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income before interest and taxes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(In Millions)	2005	2004	2005	2004
Net revenue
Digital Enterprise Group
Microprocessor revenue	$4,936	$4,520	$14,483	$14,170
Chipset, motherboard and other revenue	1,434	1,346	4,249	3,835

	6,370	5,866	18,732	18,005

Mobility Group
Microprocessor revenue	2,331	1,571	6,304	3,957
Flash memory products	572	638	1,678	1,642
Chipset, motherboard and other revenue	640	352	1,722	890

	3,543	2,561	9,704	6,489

All other	47	44	189	117

Total net revenue	$9,960	$8,471	$28,625	$24,611

Operating income (loss)
Digital Enterprise Group	$2,162	$1,808	$6,550	$6,401
Mobility Group	1,402	796	3,641	1,790
All other	(464)	(231)	(1,410)	(961)

Total operating income	$3,100	$2,373	$8,781	$7,230

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with Intel’s overall strategy and the strategy for our major business units to give the reader an overview of the goals of our business and the direction in which our business and products are moving. The strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations, beginning with an “Overview.” We then provide an analysis of changes in our balance sheet and cash flows, in the section entitled “Financial Condition.” Finally, we conclude this MD&A with our “Business Outlook” section, discussing our outlook for the fourth quarter and for 2005.
The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any investments, divestitures, mergers, acquisitions or other business combinations that had not been completed as of October 28, 2005.
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
Our strategy focuses on taking customer needs into account in developing the next generations of products that will enable new form factors and new usage models for businesses and consumers. We believe that the end-users of computing and communications systems and devices want products based on platform solutions. We define a platform as a collection of technologies that better meet the requirements of end users. By combining technology ingredients to work together in a platform, we believe we provide a better end-user solution than if the ingredients were used separately. The success of our strategy to offer platform solutions is dependent on our ability to select and incorporate ingredients that customers value, and to market the platforms effectively. In developing our platforms, we may include ingredients sold by other companies.
We also believe that users of computing and communications systems and devices want improved overall performance and/or improved performance per watt. Improved overall performance can include faster processing performance as well as other improved capabilities such as multithreading and/or multitasking, seamless connectivity, improved security, manageability, reliability, ease of use and/or interoperability among devices. Improved performance per watt involves balancing the addition of these types of improved performance factors in relation to the power consumption of the platform. Lower power consumption provides power savings and may reduce the total cost of ownership for the end-user. It is our goal to incorporate these improvements in our various products and platforms to meet end-user demands. In line with these efforts we are focusing our efforts on dual-core microprocessors. Dual-core microprocessors contain two processor cores, rather than just one microprocessor core, which enables improved multi-tasking with improved performance per watt.
We make equity investments in companies around the world to further our strategic objectives and support our key business initiatives, primarily through our Intel Capital program. This program generally focuses on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. We invest in companies that develop software, hardware or services supporting our technologies. Our current investment focus areas include enabling mobile wireless devices, helping to advance the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

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
All of our businesses operate in highly innovative environments characterized by continuing and rapid introduction of new products that offer improved performance at lower prices. Worldwide, our competitors range in size from large established multinational companies with multiple product lines, to smaller companies and new entrants to the marketplace that compete in specialized market segments. With the continuing trend toward convergence in computing and communications products, product offerings will likely cross over multiple categories, offering us new opportunities, but also resulting in more competitors. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. In market segments where our competitors have established products and brand recognition, it may be difficult for us to compete against them. When we believe it is appropriate, we will take various steps, including introducing new products and discontinuing older products, reducing prices, and offering rebates and other incentives in order to increase acceptance of our latest products.
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
Digital Enterprise Group
The Digital Enterprise Group business unit designs and delivers computing and communications platforms for end-to-end solutions for businesses and service providers. Our products are incorporated into desktop computers, the infrastructure for the Internet, and enterprise computing servers. Our platforms for businesses are designed to increase employee productivity and reduce total cost of ownership. The Digital Enterprise Group develops these platforms based on our processors, chipsets, board-level products, wired connectivity products, and products for network and server storage. The processors offered by the Digital Enterprise Group are designed for various market segments, and include microprocessors that are optimized for use in the desktop and server computing market segments, and products designed for the communications infrastructure, including network processors and embedded microprocessors. Although the Digital Enterprise Group’s strategic focus is on business platform solutions, the group’s products also include microprocessors marketed to the consumer desktop computing market segment. Consumer desktop platforms that are designed and marketed specifically for the digital home are offered by the Digital Home Group business unit.
Our strategy for the desktop computing market segment is to introduce platforms with improved performance per watt, tailored to the needs of different market segments using a tiered branding approach. For desktop performance platforms, we offer the Intel® Pentium® 4 processor supporting Hyper-Threading Technology and our first mainstream dual-core processor, the Intel® Pentium® D processor. For desktop value platforms, we offer the Intel® Celeron® processor and the Intel® Celeron® D processor which are designed to meet the core computing needs and affordability requirements of value-conscious PC users. We also offer chipsets designed and optimized for use in desktop platforms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our strategy for the enterprise computing market segment is to provide competitive price for performance in platforms that increase end-user value in the areas of power management, security, and manageability for entry-level to high-end servers and workstations. Our Intel® Xeon® processor family of products supports a range of entry-level to high-end technical and commercial computing applications. These products have been enhanced with Intel® Extended Memory 64 Technology, our 64-bit extension technology. Our Intel® Itanium® processor family, which is based on Intel’s 64-bit architecture and includes the Intel® Itanium® 2 processor, generally supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. We also offer chipsets designed and optimized for use in both server and workstation platforms.
In October 2005, we announced our first dual-core Intel Xeon processor. The new processor, which is designed for dual-processor servers, supports Hyper-Threading Technology, runs at speeds of up to 2.80 GHz, features 2 MB of L2 cache and has Intel Extended Memory 64 Technology.
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
Mobility Group
The Mobility Group business unit designs and delivers platforms for notebook PCs and handheld computing and communications devices. The Mobility Group’s products include microprocessors and related chipsets designed for the notebook market segment, flash memory, wireless connectivity products, application processors used in cellular handsets and handheld computing devices, and cellular baseband chipsets.
Our strategy for notebook PCs is to deliver products optimized for the four mobility vectors: performance, battery life, form factor (the physical size and shape of a device) and wireless connectivity. For performance mobility users, we offer the Intel® Pentium® M processor. For mobile value platforms, we offer the Intel® Celeron® M processor and the Mobile Intel® Celeron® processor. We offer wireless connectivity solutions based on the 802.11 industry standard. The primary platform offered by the Mobility Group is the Intel® Centrino® mobile technology platform, which currently consists of an Intel Pentium M processor, a chipset from the Mobile Intel® 915 Express chipset family, and a wireless connectivity solution. We are developing wireless connectivity solutions for networks based on the 802.16 industry standard, commonly known as WiMAX. The current versions of our WiMAX products are used in high-speed, fixed wireless broadband networks.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Home Group
For the Digital Home Group business unit, our strategy is to design and deliver computing and communications oriented platforms that meet the demands of consumers as digital content becomes increasingly used with a variety of connected digital devices. We are focusing on components for digital home living room entertainment applications and PCs designed for the digital home. We offer microprocessors and chipsets for embedded consumer electronics designs, such as digital televisions, video recorders and set-top boxes.
In August 2005, we announced that we will launch Intel® Viiv™ technology next year for use in the digital home. Intel Viiv technology-based PCs will be designed for ease of use and to provide connectivity and interoperability with consumer electronic devices. Platforms based on Intel Viiv technology will include a dual-core microprocessor, a chipset, a network connectivity device and software components, optimized to work together in the digital home environment.
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
Channel Platforms Group
For the Channel Platforms Group business unit, our strategy is to expand on Intel’s worldwide presence and success in global markets by accelerating channel growth. In support of this effort, the Channel Platforms Group makes our products and platforms available to a broad worldwide network of third-party distributors, dealers, system integrators and solution providers. Additionally, the Channel Platforms Group focuses on developing unique platform solutions designed to meet local market needs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Estimates
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair manufacturing assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as policies for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies do not require us to make estimates or judgments that are difficult or subjective.
Non-Marketable Equity Securities. Under our Intel Capital program, we typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At October 1, 2005, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $526 million ($507 million at December 25, 2004).
Investments in non-marketable equity securities are inherently risky and a number of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. In the current equity market environment, while the availability of additional funding from venture capital sources has improved, the ability of these companies to take advantage of liquidity events, such as initial public offerings, mergers and private sales, remains uncertain.
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
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity securities were $20 million in the third quarter of 2005 and $63 million in the first nine months of 2005 ($30 million in the third quarter of 2004 and $74 million in the first nine months of 2004).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations
Overview
In the third quarter of 2005, we continued to see growth and strong financial results, with revenue, gross margin dollars, and operating income each achieving double-digit growth from a year ago. This growth was led by a significant increase in unit shipments across all major product categories, including microprocessors, chipsets, flash memory, wireless connectivity, and application processors. We continue to be largely dependent on sales of our microprocessors, and this quarter microprocessors within the Digital Enterprise Group and the Mobility Group accounted for approximately 73% of our consolidated net revenue.
Three main influences continue to drive our business: emerging markets, demand for mobile platforms, and advances in manufacturing. We enter the fourth quarter of 2005 anticipating that we will continue to grow revenue and gross margin dollars. Our factories are running at full capacity, and our unit costs continue to be better than our targets. However, our inventory levels are a little lower than we believe would be optimal, and we expect continued tightness in chipset inventory, particularly certain desktop chipsets. We will be working to increase inventory levels, and expect inventories to be higher at the end of the fourth quarter of 2005, driven by the ramp of our dual-core, 65-nanometer processors. These processors are scheduled to begin shipping for desktop and mobile platforms at the end of the fourth quarter of 2005, with introductions scheduled for the first quarter of 2006. These platforms will enable new form factors and new usage models for businesses and consumers.
During the first quarter of 2005 we announced a reorganization to align our business groups across our major platform initiatives. The discussion of our financial results below is consistent with these new business groups.
Results of Operations — Third Quarter of 2005 Compared to Third Quarter of 2004
The following table sets forth the consolidated statements of income and the related percentages of net revenue for the periods indicated:

(Dollars In Millions)	Q3 2005		Q3 2004
Net revenue	$9,960	100.0%	$8,471	100.0%
Cost of sales	4,012	40.3%	3,752	44.3%

Gross margin	5,948	59.7%	4,719	55.7%
Research and development	1,341	13.5%	1,183	14.0%
Marketing, general and administrative	1,478	14.8%	1,123	13.2%
Amortization of acquisition-related intangibles and costs	29	0.3%	40	0.5%

Operating income	3,100	31.1%	2,373	28.0%
Losses on equity securities, net	(2)	0.0%	(10)	(0.1)%
Interest and other, net	145	1.5%	63	0.7%

Income before taxes	3,243	32.6%	2,426	28.6%
Provision for taxes	1,248	12.6%	520	6.1%

Net income	$1,995	20.0%	$1,906	22.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth information on our geographic regions for the periods indicated:

	Q3 2005		Q3 2004
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$5,124	52%	$4,014	48%
Americas	1,903	19%	1,799	21%
Europe	2,007	20%	1,886	22%
Japan	926	9%	772	9%

Total	$9,960	100%	$8,471	100%

Our net revenue for Q3 2005 was $9.96 billion, an increase of $1.5 billion, or 18%, compared to Q3 2004. This increase was primarily due to higher revenue from sales of microprocessors as well as higher chipset revenue.
Our Asia-Pacific region’s revenue was the largest portion of our total revenue in Q3 2005 and continues to be our fastest growing region, increasing 28% compared to Q3 2004, reflecting the movement of more of our customers’ PC supply chain to Asia. The movement in the supply chain has impacted our sales in the Americas region, which increased only 6% compared to Q3 2004. Japan revenue increased 20% and Europe revenue increased 6% in Q3 2005 compared to Q3 2004. We experienced growth in both mature and emerging markets in Q3 2005 compared to Q3 2004.
Our overall gross margin dollars were $5.9 billion in Q3 2005, an increase of 26% compared to $4.7 billion in Q3 2004. Our overall gross margin percentage increased to 59.7% in Q3 2005, up from 55.7% in Q3 2004. As a result of a litigation settlement agreement with MicroUnity, Inc. we recorded a $140 million charge to cost of sales, of which $110 million was allocated to the Digital Enterprise Group and $30 million was allocated to the Mobility Group. The MicroUnity charge reduced the Q3 2005 gross margin percentage by 1.4% (see “Note 15: Contingencies”). The gross margin percentages for both the Mobility Group and the Digital Enterprise Group were higher, in Q3 2005 compared to Q3 2004. See “Business Outlook” for a discussion of gross margin expectations.
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) for the third quarter of 2005 and 2004 were as follows:

(In Millions)	Q3 2005	Q3 2004
Microprocessor revenue	$4,936	$4,520
Chipset, motherboard and other revenue	1,434	1,346

Net revenue	$6,370	$5,866
Operating income	$2,162	$1,808
DEG net revenue increased $504 million, or 9%, in Q3 2005 compared to Q3 2004. The increase in revenue was primarily due to higher unit sales of microprocessors and higher chipset revenue. Average selling prices of microprocessors within DEG were approximately flat. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments, previously included within the former Intel Architecture business operating segment, as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in other revenue above.
Operating income increased $354 million, or 20%, in Q3 2005 compared to Q3 2004. The increase was primarily due to higher microprocessor and chipset revenue as well as lower microprocessor unit costs. These improvements in operating profit were partially offset by DEG’s portion of the charge relating to the settlement agreement with MicroUnity in October 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Mobility Group
The revenue and operating income for the Mobility Group (MG) for the third quarter of 2005 and 2004 were as follows:

(In Millions)	Q3 2005	Q3 2004
Microprocessor revenue	$2,331	$1,571
Flash memory revenue	572	638
Chipset and other revenue	640	352

Net revenue	$3,543	$2,561
Operating income	$1,402	$796
MG net revenue increased $1.0 billion, or 38%, in Q3 2005 compared to Q3 2004. This increase was primarily due to significantly higher revenue from sales of microprocessors, which increased $760 million or 48%, in Q3 2005 compared to Q3 2004, reflecting the continued growth in the notebook market segment, as well as increased use of microprocessors designed specifically for mobile platforms in notebook computers. The higher revenue from sales of microprocessors was due to significantly higher unit sales, partially offset by lower average selling prices. Revenue from sales of chipsets and wireless connectivity products also increased significantly in Q3 2005 compared to Q3 2004, primarily due to the success of Intel Centrino mobile technology. Revenue from flash memory products was lower due to lower average selling prices, partially offset by higher unit sales. Revenue from application processors, which are based on our Intel XScale technology, increased due to growth in data-enabled cellular phones, and is included in other revenue above.
Operating income increased $606 million, or 76%, in Q3 2005 compared to Q3 2004. The significant increase in operating income was primarily due to higher revenue from sales of microprocessors.
Operating Expenses
Operating expenses for the third quarter of 2005 and 2004 were as follows:

(In Millions)	Q3 2005	Q3 2004
Research and development	$1,341	$1,183
Marketing, general and administrative	$1,478	$1,123
Amortization of acquisition-related intangibles and costs	$29	$40
Research and development spending increased $158 million, or 13%, in Q3 2005 compared to Q3 2004. The increase was primarily due to higher headcount related to increased product and platform development efforts. Marketing, general and administrative expenses were up $355 million, or 32%, in Q3 2005 compared to Q3 2004, primarily due to higher marketing program spending, along with higher headcount. Research and development along with marketing, general and administrative expenses were 28% of net revenue in Q3 2005 and 27% of net revenue in Q3 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Equity Securities, Interest and Other and Taxes
Gains (losses) on equity securities, net, interest and other, net and taxes for the third quarter of 2005 and 2004 were as follows:

(In Millions)	Q3 2005	Q3 2004
Losses on equity securities, net	$(2)	$(10)
Interest and other, net	$145	$63
Provision for taxes	$1,248	$520
Net losses on equity securities and certain equity derivatives for Q3 2005 were $2 million compared to $10 million for Q3 2004. Included in these net losses were impairment charges of $20 million in Q3 2005 and $32 million in Q3 2004. The impairments in both periods were partially offset by net gains on equity transactions.
Interest and other, net increased to $145 million in Q3 2005 compared to $63 million in Q3 2004, reflecting higher interest income as a result of higher interest rates.
Our effective income tax rate was 38.5% for Q3 2005, compared to 21.4% for Q3 2004. The rate for 2005 included the impact of approximately $250 million in additional taxes as a result of the decision to repatriate foreign earnings under the American Jobs Creation Act of 2004 (the Jobs Act). The rate for 2004 included a reduction to the tax provision of $195 million, reflecting additional tax benefits for export sales and state tax benefits for divestitures.
Results of Operations — First Nine Months of 2005 Compared to First Nine Months of 2004
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

(Dollars In Millions)	YTD 2005		YTD 2004
Net revenue	$28,625	100.0%	$24,611	100.0%
Cost of sales	11,876	41.5%	10,242	41.6%

Gross margin	16,749	58.5%	14,369	58.4%
Research and development	3,783	13.2%	3,564	14.5%
Marketing, general and administrative	4,082	14.3%	3,434	13.9%
Amortization of acquisition-related intangibles and costs	103	0.3%	141	0.6%

Operating income	8,781	30.7%	7,230	29.4%
Gains (losses) on equity securities, net	(20)	(0.1)%	1	0.0%
Interest and other, net	387	1.4%	159	0.6%

Income before taxes	9,148	32.0%	7,390	30.0%
Provision for taxes	2,937	10.3%	1,997	8.1%

Net income	$6,211	21.7%	$5,393	21.9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth information on our geographic regions for the periods indicated:

	YTD 2005		YTD 2004
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$14,198	49%	$10,959	45%
Americas	5,738	20%	5,918	24%
Europe	5,922	21%	5,478	22%
Japan	2,767	10%	2,256	9%

Total	$28,625	100%	$24,611	100%

Our net revenue of $28.6 billion in the first nine months of 2005 increased $4.0 billion, or 16%, compared to the first nine months of 2004 primarily due to higher revenue from sales of microprocessors and chipsets as well as higher wireless connectivity and motherboard revenue.
Our Asia-Pacific region’s revenue was the largest portion of our total revenue in the first nine months of 2005 and continues to be our fastest growing region, increasing 30% compared to the first nine months of 2004, reflecting the movement of more of our customers’ PC supply chain to Asia. This movement in the supply chain has negatively affected our sales in the Americas region, which decreased 3% compared to the first nine months of 2004. Japan revenue increased 23% and Europe revenue increased 8% during the first nine months of 2005 compared to the first nine months of 2004. We continued to see growth in the mature and emerging markets, particularly within the Asia-Pacific region.
Our overall gross margin dollars increased to $16.7 billion for the first nine months of 2005, an increase of 17% compared to $14.4 billion for the first nine months of 2004. Our overall gross margin percentage was approximately flat at 58.5% for the first nine months of 2005, compared to 58.4% for the first nine months of 2004. The gross margin percentage for the Mobility Group was higher and the gross margin percentage for the Digital Enterprise Group was lower in the first nine months of 2005 compared to the first nine months of 2004. See “Business Outlook” for a discussion of gross margin expectations.
Digital Enterprise Group
The revenue and operating income for DEG for the first nine months of 2005 and 2004 were as follows:

(In Millions)	YTD 2005	YTD 2004
Microprocessor revenue	$14,483	$14,170
Chipset, motherboard and other revenue	4,249	3,835

Net revenue	$18,732	$18,005
Operating income	$6,550	$6,401
DEG net revenue increased $727 million, or 4%, in the first nine months of 2005 compared to the first nine months of 2004. The increase in revenue was primarily due to higher unit sales of microprocessors as well as higher chipset and motherboard revenue. These increases were partially offset by slightly lower microprocessor average selling prices. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments, previously included within the former Intel Architecture business operating segment, as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in other revenue above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating income increased $149 million, or 2%, in the first nine months of 2005 compared to the first nine months of 2004. The increase was primarily due to lower microprocessor unit costs and higher microprocessor revenue, as well as higher chipset revenue. These improvements were partially offset by approximately $450 million of higher startup costs in the first nine months of 2005, primarily related to our 65-nanometer process technology. Both periods were negatively impacted by litigation settlement agreements. Results for the first nine months of 2005 include a charge related to a settlement agreement with MicroUnity, Inc. and results for the first nine months of 2004 included a charge related to a settlement agreement with Intergraph Corporation.
Mobility Group
The revenue and operating income for MG for the first nine months of 2005 and 2004 were as follows:

(In Millions)	YTD 2005	YTD 2004
Microprocessor revenue	$6,304	$3,957
Flash memory revenue	1,678	1,642
Chipset and other revenue	1,722	890

Net revenue	$9,704	$6,489
Operating income	$3,641	$1,790
MG net revenue increased by $3.2 billion, or 50%, in the first nine months of 2005 compared to the first nine months of 2004. This increase was primarily due to significantly higher revenue from sales of microprocessors, which increased $2.3 billion, or 59%, in the first nine months of 2005 compared to the first nine months of 2004, reflecting the continued growth in the notebook market segment, as well as increased use of microprocessors designed specifically for mobile platforms in notebook computers. The higher revenue from sales of microprocessors was due to significantly higher unit sales, partially offset by lower average selling prices. Revenue from sales of chipsets and wireless connectivity products also increased significantly in the first nine months of 2005 compared to the first nine months of 2004, primarily due to the success of Intel Centrino mobile technology. Revenue from application processors, which are based on our Intel XScale technology, increased due to growth in data-enabled cellular phones, and is included in other revenue above. Unit sales of flash memory products were higher, partially offset by lower average selling prices.
Operating income increased $1.9 billion, or 103%, in the first nine months of 2005 compared to the first nine months of 2004. The significant increase in operating income was primarily due to higher revenue from sales of microprocessors and chipsets. In addition, operating expenses for MG did not increase as fast as revenue, which also contributed to the improvement in operating income. These increases in operating income were partially offset by approximately $200 million of higher start-up costs in the first nine months of 2005, primarily related to our 65-nanometer process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Expenses
Operating expenses for the first nine months of 2005 and 2004 were as follows:

(In Millions)	YTD 2005	YTD 2004
Research and development	$3,783	$3,564
Marketing, general and administrative	$4,082	$3,434
Amortization of acquisition-related intangibles and costs	$103	$141
Research and development spending increased $219 million, or 6%, in the first nine months of 2005 compared to the first nine months of 2004. This increase was primarily due to higher headcount, partially offset by lower expenses related to development for our next-generation 65-nanometer manufacturing process technology. In addition, the first nine months of 2005 included 40 weeks in contrast to 39 weeks for the first nine months of 2004. Marketing, general and administrative expenses were up $648 million, or 19%, in the first nine months of 2005 compared to the first nine months of 2004, also primarily due to the higher marketing program spending and higher headcount as well as the extra workweek. Research and development along with marketing, general and administrative expenses were 27% of net revenue in the first nine months of 2005 and 28% of net revenue in the first nine months of 2004.
Amortization of acquisition-related intangibles and costs was $103 million in the first nine months of 2005 compared to $141 million in the first nine months of 2004, as a portion of the intangibles related to prior acquisitions became fully amortized.
Gains (Losses) on Equity Securities, Interest and Other and Taxes
Gains (losses) on equity securities, net, interest and other, net and taxes for the first nine months of 2005 and 2004 were as follows:

(In Millions)	YTD 2005	YTD 2004
Gains (losses) on equity securities, net	$(20)	$1
Interest and other, net	$387	$159
Provision for taxes	$2,937	$1,997
Net losses on equity securities and certain equity derivatives for the first nine months of 2005 were $20 million compared to a net gain of $1 million for the first nine months of 2004. The net loss for the first nine months of 2005 included impairments of $168 million, primarily due to a $105 million impairment charge on our investment in Micron Technology, Inc. (Micron) taken in the second quarter of 2005. The impairment was principally based on our assessment of Micron’s financial results and the competitive pricing environment for Dynamic Random Access Memory (DRAM) products. Gains on equity transactions partially offset the impairments for the first nine months of 2005. The net gain for the first nine months of 2004 was due to gains on equity transactions, partially offset by impairment charges, primarily on non-marketable equity securities.
Interest and other, net increased to $387 million in the first nine months of 2005 compared to $159 million in the first nine months of 2004, reflecting higher interest income as a result of higher interest rates.
Our effective income tax rate was 32.1% for the first nine months of 2005, compared to 27.0% for the first nine months of 2004. The rate for the first nine months of 2005 included an increase to the tax provision of approximately $250 million as a result of the decision to repatriate foreign earnings, which was partially offset by the reversal of previously accrued items. The rate for the first nine months of 2004 included a $195 million reduction to the tax provision, primarily from additional benefits for export sales along with state tax benefits for divestitures, as well as the reversal of previously accrued taxes, primarily related to the closing of a state income tax audit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Financial Condition
Our financial condition remains strong. At October 1, 2005, cash, short-term investments and fixed income debt instruments included in trading assets totaled $13.6 billion, down from $16.8 billion at December 25, 2004. At October 1, 2005, total short-term and long-term debt was $684 million and represented 2% of stockholders’ equity. At December 25, 2004, total short-term and long-term debt was $904 million and also represented 2% of stockholders’ equity.
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain asset and liability balances. For the first nine months of 2005, cash provided by operating activities was $11.1 billion, compared to $9.0 billion for the first nine months of 2004. For the first nine months of 2005, the largest contributors to the increase in cash provided by operating activities were from maturities of trading assets in excess of purchases, and higher net income. Income taxes payable increased compared to December 25, 2004 due to the timing of estimated payments and the impact of repatriation under the Jobs Act. Accounts payable increased primarily due to the increase in capital expenditures and the timing of payments. Accounts receivable increased compared to December 2004 due to a higher proportion of sales occurring at the end of the third quarter of 2005. Additionally, the fourth quarter of 2004 included higher cash receipts. For the first nine months of 2005, our two largest customers accounted for 36% of net revenue, with one of these customers accounting for 20% of revenue and the other customer accounting for 16%. For the first nine months of 2004, our two largest customers accounted for 34% of net revenue. Additionally, these two largest customers accounted for 41% of net accounts receivable at October 1, 2005 (34% at December 25, 2004).
Investing cash flows consisted primarily of capital expenditures and the proceeds of investments sold and payment for investments acquired. We used $2.8 billion in net cash for investing activities for the first nine months of 2005, compared to $5.0 billion during the first nine months of 2004. The lower cash used in investing activities in the first nine months of 2005 resulted from higher net maturities of available-for-sale investments due to a shift in our portfolio of investments in debt securities to shorter-term maturities in order to fund working capital and other investing and financing activities. Capital expenditures increased to $4.5 billion in the first nine months of 2005 from $2.8 billion in the first nine months of 2004, primarily driven by investments in 65-nanometer production equipment.
Financing cash flows consisted primarily of repurchases and retirement of common stock and payment of dividends to stockholders. We used $7.9 billion in net cash for financing activities in the first nine months of 2005 compared to $5.5 billion in the first nine months of 2004. The major financing use of cash was for the repurchase of shares as we purchased 300.4 million shares of common stock for $7.5 billion (211.5 million shares for $5.5 billion in the first nine months of 2004). At October 1, 2005, 313.1 million shares remained available for repurchase under existing repurchase authorizations. Our dividend payments were $1.5 billion in the first nine months of 2005, higher than the $770 million paid in the first nine months of 2004, due to an increase from $0.04 to $0.08 in cash dividends per common share beginning in the first quarter of 2005. Financing sources of cash for the first nine months of 2005 were primarily $1.1 billion in proceeds from the sale of shares pursuant to employee equity incentive plans ($793 million during the first nine months of 2004).
Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during the first nine months of 2005 were $150 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to issue an aggregate of approximately $1.4 billion in debt, equity and other securities under U.S. Securities and Exchange Commission (SEC) shelf registration statements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Employee Equity Incentive Plans
Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Under the 2004 Equity Incentive Plan (the 2004 Plan), 240 million shares of common stock were made available for issuance during the two year period ending June 30, 2006. In May 2005, we obtained stockholder approval to extend the term of the 2004 Plan by one year, to June 30, 2007, and to make an additional 130 million shares of common stock available for issuance as equity awards to employees and non-employee directors.
We have a goal to keep the potential incremental dilution related to our equity incentive programs to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options cancelled due to employees leaving the company and options expired, divided by the total outstanding shares at the beginning of the year.
Options granted to employees, including officers, and non-employee directors from 2001 through the first nine months of 2005 are summarized as follows:

	YTD
(Shares in Millions)	2005	2004	2003	2002	2001
Total options granted[1]	111	115	110	174	238
Less options cancelled[1]	(33)	(32)	(40)	(44)	(47)
Net options granted	78	83	70	130	191
Net grants as % of outstanding shares[2]	1.3%	1.3%	1.1%	1.9%	2.8%
Grants to listed officers[3] as % of total options granted	1.5%	1.1%	2.4%	1.7%	0.8%
Grants to listed officers[3] as % of outstanding shares[2]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers[3] as % of total options outstanding	1.9%	2.1%	2.1%	2.1%	2.0%

[1]	Excluding options assumed in connection with acquisitions.

[2]	Outstanding shares as of the beginning of each period.

[3]	For 2005, “listed officers” are our Chief Executive Officer and the four other most highly compensated executive officers serving at the end of 2004, which excludes an officer who retired in January 2005, as listed in our Proxy Statement dated March 29, 2005. For 2004, “listed officers” are those officers plus the officer who retired in January 2005. For 2001 through 2003, “listed officers” are our Chief Executive Officer and each of the four other most highly compensated executive officers serving at the end of the years presented, as listed in our Proxy Statements for our 2002 though 2004 Annual Stockholders’ Meetings.
In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. For the first nine months of 2005, options granted to listed officers amounted to 1.5% of the grants made to all employees. All stock option grants to executive officers are determined by the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.
For additional information regarding equity incentive plans and plan activity for the first nine months of 2005 and 2004, see “Note 3: Employee Equity Incentive Plans” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report. Information regarding our equity incentive plans should be read in connection with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2005 Proxy Statement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In-the-money and out-of-the-money1 option information for total options outstanding as of October 1, 2005 was as follows:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(Shares in Millions)	Shares	Price	Shares	Price	Shares	Price
In-the-money	218.5	$17.68	344.7	$22.08	563.2	$20.37
Out-of-the-money	223.7	$41.01	120.0	$29.40	343.7	$36.96

Total options outstanding	442.2	$29.48	464.7	$23.97	906.9	$26.66

[1]	Out-of-the-money options have an exercise price equal to or above $24.65, the closing price of Intel stock on September 30, 2005 as reported on The NASDAQ Stock Market*.
Options granted to listed officers as a group during the first nine months of 2005 were as follows:

				Potential Realizable Values at
Number of	Percent of			Assumed Annual Rates of Stock
Securities	Total Options			Price Appreciation for Option
Underlying Option	Granted to	Exercise Price Per	Expiration	Term[1]
Grants	Employees	Share	Date	5%	10%
1,675,000	1.5%	$22.63 — $23.16	2012-2015	$17,714,000	$42,441,200

[1]	Represents gains that could accrue for these options, assuming that the market price of Intel common stock appreciates over the term of the grant (7 or 10 years), at annualized rates of 5% and 10% from the date of grant. If the stock price does not increase above the exercise price, the realized value from these options would be zero.
Option exercises during the first nine months of 2005 and option values for listed officers as a group as of October 1, 2005 were as follows:

		Number of Shares Underlying		Values of Unexercised
Shares		Unexercised Options at		In-the-Money Options at
Acquired on		October 1, 2005		October 1, 2005[1]
Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
1,168,000	$21,037,500	8,009,300	9,108,600	$44,098,300	$25,365,000

[1]	These amounts represent the difference between the exercise price and $24.65, the closing price of Intel stock on September 30, 2005 as reported on The NASDAQ Stock Market*, for all in-the-money options held by listed officers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Information as of October 1, 2005 regarding equity incentive plans approved and not approved by stockholders is summarized in the following table (shares in millions):

				(C)
				Number of Shares
				Remaining Available
	(A)			for Future Issuance
	Number of Shares to		(B)	Under Equity
	be Issued Upon		Weighted-Average	Incentive Plans
	Exercise of		Exercise Price of	(Excluding Shares
	Outstanding		Outstanding	Reflected in
Plan Category	Options		Options	Column A)
Equity incentive plans approved by stockholders	220.8		$22.37	291.2	[1]
Equity incentive plans not approved by stockholders[2]	680.8		$28.13	—

Total	901.6	[3]	$26.72	291.2

[1]	Includes 47.9 million shares available under our 1976 Employee Stock Participation Plan.

[2]	Consists of shares available under our 1997 Stock Option Plan, which was not required to be approved by stockholders. The 1997 Stock Option Plan was terminated as to future grants when the 2004 Equity Incentive Plan was approved by the stockholders in May 2004.

[3]	Total excludes 5.3 million shares issuable under outstanding options, with a weighted average exercise price of $15.78, originally granted under plans we assumed in connection with acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Business Outlook
The statements below do not include any impact related to the expensing of stock options according to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” If we had applied SFAS No. 123(R) to our results for the quarter ended October 1, 2005, our net income would have been lower by approximately $291 million. The expensing of stock options would lower gross margin, would increase operating expenses, which include R&D expenses and marketing, general and administrative expenses, and would affect our tax rate. We expect to begin recognizing the effects of SFAS No. 123(R) in our financial statements beginning in the first quarter of 2006. See “Note 3: Employee Equity Incentive Plans” in the Notes to the Consolidated Condensed Financial Statements in this quarterly report for more information regarding stock option expenses.
For the fourth quarter of 2005, we expect revenue to be between $10.2 billion and $10.8 billion, compared to third quarter revenue of $9.96 billion. The midpoint of this range would be a sequential increase of 5%, which is slightly lower than the typical seasonal trend for the fourth quarter. However, the midpoint would result in a seasonal second half, increasing 10% from the first half, in line with the growth rate for the second half during the past 5 years. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.
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
We expect the gross margin percentage in the fourth quarter of 2005 to be approximately 63%, plus or minus a couple of points, higher than the gross margin of 59.7% in the third quarter. The higher gross margin is due to the qualification of our dual-core, 65-nanometer products for sale, as well as higher revenue as we spread our fixed costs over more units. In addition, the third quarter included a $140 million charge to cost of sales related to a settlement agreement with MicroUnity.
Our gross margin varies primarily with revenue levels, which are dependent on unit volumes and prices, as well as the mix of types and performance capabilities of microprocessors sold, and the mix of chipsets, flash memory and other semiconductor products sold. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including variations in inventory valuation, such as variations related to the timing of qualifying products for sale, unit costs and yield issues associated with production at our factories, excess or obsolete inventory, timing and execution of the production ramp, manufacturing or assembly and test capacity utilization, the reusability of factory equipment, and impairment of long-lived assets, including manufacturing, assembly/test and intangible assets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We expect depreciation expense to be between $1.0 billion and $1.1 billion for the fourth quarter of 2005.
Spending on research and development, plus marketing, general and administrative expenses in the fourth quarter of 2005 is expected to be approximately $3.0 billion, higher than $2.8 billion in the third quarter of 2005 primarily driven by higher revenue and higher profit-dependent compensation expenses, as well as increased spending under seasonal marketing programs. Expenses, particularly certain marketing and compensation-related expenses, may vary from this expectation, depending in part on the level of revenue and profits, among other factors.
Research and development spending is expected to be approximately $5.2 billion in 2005.
Based on acquisitions completed through October 28, 2005, we expect amortization of acquisition-related intangibles and costs to be approximately $20 million in the fourth quarter of 2005. We review our acquisition-related intangible assets for impairment whenever indicators of potential impairment exist.
We expect the net gains from equity securities and interest and other for the fourth quarter of 2005 to be approximately $130 million. Our expectations for gains (losses) from equity securities include our expectations for impairment charges on public and private equity investments and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other could vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances and changes in the fair value of derivative instruments.
At October 1, 2005, we held non-marketable equity securities with a carrying value of $526 million. A number of these companies are likely to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional financings when needed, or they may receive lower valuations with less favorable investment terms than in previous financings, and our investments would likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments.
The tax rate for the fourth quarter of 2005 is expected to be approximately 31%. The estimated effective tax rate is based on current tax law and current expected income, and assumes we will continue to receive the tax benefit for export sales (see “Note 15: Contingencies” in the Notes to Consolidated Condensed Financial Statements). The tax rate may be affected by the closing of acquisitions or divestitures; the jurisdictions in which profits are determined to be earned and taxed; changes in estimates of credits, benefits and deductions, as well as the taxes associated with repatriation of cash under the Jobs Act; the resolution of issues arising from tax audits with various tax authorities; and the ability to realize deferred tax assets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We operate globally, with sales, marketing and research and development activities as well as manufacturing and assembly and test facilities in many countries, and, as a result, we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. If terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U.S., Israel or other locations, such events may disrupt manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for our products. The impacts of major health concerns or possible infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, on Intel, its suppliers, customers or other third parties could also adversely affect our business and impact customer order patterns. Business continuity could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. In addition, we may rely on a single or limited number of suppliers, or upon suppliers in a single country. Business disruptions at a supplier’s premises, such as damage to premises from fires or floods, may adversely impact our business and the impact may be greater in situations where we rely on a single or limited number of suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and when we consider it to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.
Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as computing and communications industry trends and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. We operate in intensely competitive industries, and our revenue and gross margin could be affected by factors such as competing chip architectures and manufacturing technologies, competing software-compatible microprocessors, pricing pressures, actions taken by our competitors and other competitive factors, as well as market acceptance of our new products in specific market segments, the availability of sufficient inventory to meet demand and the availability of externally purchased components or materials. Our future revenue is also dependent on continuing technological advancement, including developing and implementing new processes and strategic products, as well as the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Our results could also be affected by adverse effects associated with product defects and errata (deviations from published specifications), and by litigation or regulatory matters involving intellectual property or stockholder, consumer, antitrust and other issues.
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
We intend to publish a Mid-Quarter Business Update on December 8, 2005. From the close of business on December 2, 2005 until publication of the Update, we will observe a “quiet period” during which the Business Outlook and other forward-looking statements published in our earnings press releases on January 11, 2005, April 19, 2005, July 19, 2005 and October 18, 2005, as reiterated or updated, as applicable, in our filings with the SEC on Forms 10-K and 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations.
A quiet period operating in similar fashion with regard to the Business Outlook and our SEC filings will begin at the close of business on December 16, 2005 and will extend until the day when our next quarterly Earnings Release is published, presently scheduled for January 17, 2006. We typically have quiet periods twice each quarter, in advance of our Earnings Release and Mid-Quarter Business Update; however, the exact timing and duration of those routine quiet periods, and any others we utilize from time to time, may vary at our discretion.

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
We have a portfolio of strategic equity investments that includes marketable strategic equity securities and derivative equity instruments such as warrants and options, as well as non-marketable equity securities. We invest in companies that develop software, hardware or services supporting our technologies. This strategic investment program helps advance our overall goal to be the preeminent provider of silicon chips and platform solutions to the worldwide digital economy. Our current investment focus areas include enabling mobile wireless devices, helping to advance the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.
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
The marketable equity securities included in trading assets, as well as certain equity derivatives, are held to generate returns that generally offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of both October 1, 2005 and December 25, 2004, assuming a reasonably possible decline in market prices of 11% in the near term.
As of October 1, 2005, the fair value of our portfolio of marketable strategic equity investments and equity derivative instruments, including hedging positions, was $549 million ($662 million as of December 25, 2004). To assess the market price sensitivity of these equity securities, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable strategic equity portfolio is substantially concentrated in one company as of October 1, 2005, which will affect the portfolio’s price volatility. We currently have an investment in Micron Technology, Inc. (Micron) with a fair value of $450 million, or 82% of the total marketable strategic equity portfolio value including equity derivative instruments at October 1, 2005. During the second quarter of 2005 we recognized an impairment charge of $105 million related to our investment in Micron reflecting the difference between the cost basis of the investment and the price of Micron’s stock at the end of the second quarter. The impairment was principally based on our assessment of Micron’s financial results and the competitive pricing environment for Dynamic Random Access Memory (DRAM) products as of the end of the second quarter of 2005. The investment in Micron is part of our strategy to support the development and supply of DRAM products. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks in our marketable strategic equity portfolio could experience a loss of 40% in the near term (45% as of the end of 2004). The assumed loss percentage used in 2005 was lower than the assumed loss percentage in 2004 due to the concentration of investments during each year. This estimate is not necessarily indicative of future performance and actual results may differ materially.
Assuming a loss of 40% in market prices, and after reflecting the impact of hedges and offsetting positions, our marketable strategic equity portfolio could decrease in value by approximately $230 million, based on the value of the portfolio as of October 1, 2005 (a decrease in value of approximately $300 million, based on the value of the portfolio as of December 25, 2004 using an assumed loss of 45%). At December 25, 2004 our marketable strategic equity portfolio was substantially concentrated in two companies. The fair value of our investment in Micron was approximately $400 million, or 60% of the total marketable portfolio value including equity derivative instruments at December 25, 2004. In addition, the fair value of our investment in Elpida Memory, Inc. was approximately $212 million, or 32% of the portfolio at December 25, 2004. We sold our investment in Elpida Memory, Inc. during the second quarter of 2005.

Our strategic investments in non-marketable equity securities would also be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At October 1, 2005, our strategic investments in non-marketable equity securities had a carrying amount of $526 million ($507 million at December 25, 2004). No individual investment in our non-marketable portfolio was significant as of October 1, 2005 or December 25, 2004.
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

PART II — OTHER INFORMATION
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
Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel
Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations
In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction and attorney’s fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 77 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California and the District of Delaware as well as in various California, Kansas and Tennessee state courts. A motion has been filed requesting that all cases that were filed in or removed to federal court be consolidated for pretrial purposes in a single federal district court. Intel disputes AMD’s claims and the class action claims and intends to defend the lawsuits vigorously.

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
MicroUnity, Inc. v. Intel Corporation, et al.
U.S. District Court, Eastern District of Texas
In March 2004, MicroUnity, Inc. filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claimed that Intel® Pentium®III, Pentium® 4, Pentium® M and Itanium® 2 microprocessors infringed seven MicroUnity patents, and that certain Intel chipsets infringed one MicroUnity patent. In October 2005, MicroUnity and Intel entered into a license agreement whereby Intel agreed to pay MicroUnity $300 million for a paid up license to all MicroUnity patents and for certain other rights including rights on behalf of Intel customers. Under the agreement, MicroUnity will dismiss all claims in the lawsuit against Intel and Dell with prejudice.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
Period	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Shares in Millions)	Purchased	Paid per Share	Announced Plans	Under the Plans
July 3, 2005—July 30, 2005	15.1	$26.84	15.1	391.6
July 31, 2005—August 27, 2005	73.5	$26.76	73.5	318.1
August 28, 2005—October 1, 2005	5.0	$25.54	5.0	313.1

Total	93.6	$26.71	93.6

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

ITEM 6. EXHIBITS

10.1	**	Summary of Intel Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 of the company’s Form 8-K as filed on July 25, 2005).

12.1		Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2		Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1
Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Intel, the Intel Logo, Intel Inside, Intel Celeron, Intel Centrino, Intel Xeon, Intel XScale, Intel StrataFlash, Itanium, Pentium, and Intel Viiv are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries.

*	Other names and brands may be claimed as the property of others.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)
Date: October 31, 2005	By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President, Chief Financial Officer and Principal Accounting Officer