Form 10-K
period 2005-12-31
INTEL CORP
filed 2006-02-27
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the fiscal year ended December 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from __________ to__________.
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
Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2005, based upon the closing price of the common stock as reported by The NASDAQ* National Market on such date, was approximately
$154.9 billion
5,883 million shares of common stock outstanding as of January 27, 2006
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement relating to its 2006 Annual Stockholders’ Meeting, to be filed subsequently— Part I and Part III.

INTEL CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.	BUSINESS
Industry
We are the world’s largest semiconductor chip maker, developing advanced integrated digital technology platforms for the computing and communications industries. Our goal is to be the preeminent provider of silicon chips and platform solutions to the worldwide digital economy. We offer products at various levels of integration, allowing our customers flexibility to create advanced computing and communications systems and products.
Intel’s products include chips, boards and other semiconductor components that are the building blocks integral to computers, servers, and networking and communications products. Our component-level products consist of integrated circuits used to process information. Our integrated circuits are silicon chips, known as semiconductors, etched with interconnected electronic switches.
We were incorporated in California in 1968 and reincorporated in Delaware in 1989. Our Internet address is www.intel.com. On this web site, we publish voluntary reports, which are updated annually, outlining our performance with respect to corporate responsibility, including environmental, health and safety compliance (these voluntary reports are not incorporated by reference into this Form 10-K). On our Investor Relations web site, located at www.intc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on our Investor Relations web site free of charge. The content on any web site referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
Products
Our products include microprocessors; chipsets; motherboards; flash memory; wired and wireless connectivity products; communications infrastructure components, including network processors; application and cellular baseband processors; and products for networked storage.
Our customers include:

•	original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who make computer systems, cellular handsets and handheld computing devices, and telecommunications and networking communications equipment;

•	PC and network communications products users (including individuals, large and small businesses, and service providers) who buy PC components and board-level products, as well as our networking and communications products, through distributor, reseller, retail and OEM channels throughout the world; and

•	other manufacturers, including makers of a wide range of industrial and communications equipment.
We believe that the end users of computing and communications systems and devices want products based on platform solutions. We define a platform as a collection of technologies that are designed to work together to provide a better end-user solution than if the ingredients were used separately. Our platforms consist of standards and initiatives such as WiFi and WiMAX; hardware and software that may include technologies such as Hyper-Threading Technology (HT Technology), Intel® Virtualization Technology and Intel® Active Management Technology (Intel® AMT); and services. In developing our platforms, we may include ingredients sold by other companies. We also believe that users of computing and communications systems and devices want improved overall performance and/or improved performance per watt. Improved overall performance can include faster processing performance and/or other improved capabilities such as multithreading and/or multitasking, connectivity, security, manageability, reliability, ease of use and/or interoperability among devices. Improved performance per watt involves balancing the addition of these types of improved performance capabilities in relation to the power consumption of the platform. Lower power consumption may reduce system heat output, provide power savings and reduce the total cost of ownership for the end user.

A microprocessor is the central processing unit (CPU) of a computer system. It processes system data and controls other devices in the system, acting as the “brains” of the computer. One indicator of a microprocessor’s performance is its clock speed, the rate at which its internal logic operates, which is measured in units of hertz, or cycles processed per second. One megahertz (MHz) equals one million cycles processed per second, and one gigahertz (GHz) equals one billion cycles processed per second. As computers continue to support more usage models, other factors are increasingly important to overall platform performance. For example, microprocessors have historically contained only one processor core. Recently, we have started offering dual-core microprocessors, such as the Intel® Coretm Duo processor and the Intel Pentium® D processor, which contain two processor cores and deliver more capabilities in the form of higher system throughput and simultaneous management of activities while balancing power requirements. Other examples of factors that are increasingly important to overall platform performance include the amount and type of memory storage, the speed of memory access, the microarchitecture design of the CPU and the speed of communication between the CPU and the chipset. A faster bus, for example, allows for faster data transfer into and out of the processor, enabling increased performance. A bus carries data between parts of the system. A common way to categorize microprocessor design architectures is by the number of bits (the smallest unit of information on a machine) that the processor can handle at one time. Microprocessors currently are designed to process 32 bits or 64 bits of information at one time. Microprocessors with 64-bit processing capability can address significantly more memory than 32-bit microprocessors. The Intel® Coretm, Intel® Pentium®, Intel® Celeron® and Intel® Xeon® branded products are based on our 32-bit architecture (IA-32), while Intel® Itanium® branded products are based on our 64-bit architecture. Another way to provide 64-bit processing capability is for processors based on 32-bit architecture to have 64-bit address extensions. Recent product introductions from our Pentium, Celeron and Intel Xeon product families are typically equipped with Intel® Extended Memory 64 Technology (Intel® EM64T), which provides 64-bit address extensions, supporting both 32-bit and 64-bit software applications. The memory storage on a chip is measured in bytes (8 bits), with 1,024 bytes equaling a kilobyte (KB), 1.049 million bytes equaling a megabyte (MB) and 1.074 billion bytes equaling a gigabyte (GB). Cache is a memory that can be located directly on the microprocessor, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache, second-level (L2) cache and third-level (L3) cache, to offer higher levels of performance.
Other microprocessor capabilities can also enhance system performance or user experience by running software more efficiently. For example, we offer microprocessors with Intel’s HT Technology, which allows each processor core to process two threads of instructions simultaneously. This capability can provide benefits in one of two ways: it helps to run “multithreaded” software, which is designed to execute different parts of a program simultaneously, or it helps to run multiple software programs simultaneously in a multitasking environment. Other technologies include Intel AMT, which allows information technology managers to diagnose, fix and protect enabled systems that are plugged in and connected to a network, even if a computer is turned off or has a failed hard drive or operating system; and Intel Virtualization Technology, which enables increased utilization of servers and establishes a management partition that provides increased security and management capabilities. To take advantage of these technologies, a computer system must have a microprocessor that supports the technology, a chipset and BIOS (basic input/output system) that use the technology, and software that is optimized for the technology. Performance also will vary depending on the system hardware and software used.
Our microprocessor sales generally have followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.
The chipset operates as the PC’s “nervous system,” sending data between the microprocessor and input, display and storage devices, such as the keyboard, mouse, monitor, hard drive, and CD or DVD drive. Chipsets perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Chipsets also extend the graphics, audio, video and other capabilities of many systems based on our microprocessors. Finally, chipsets control the access between the CPU and main memory. We offer chipsets compatible with a variety of industry-accepted bus specifications, such as the Accelerated Graphics Port (AGP) specification, the Peripheral Components Interconnect (PCI) local bus specification and the PCI Express* local bus specification. PCI Express significantly increases the data transfer rate of the original PCI specification, thereby improving the graphics and input/output bandwidth and enabling an improved multimedia experience. Our customers also want memory architecture alternatives, and as a result, we offer chipsets supporting Double Data Rate (DDR) and DDR2 (second-generation, faster DDR memory), Dynamic Random Access Memory (DRAM) and Synchronous DRAM (SDRAM).
A motherboard is the principal board within a system. A motherboard has connectors for attaching devices to the bus, and typically contains the CPU, memory and the chipset. We offer motherboard products designed for our microprocessors and chipsets, thereby providing a more complete range of solutions for our customers looking for Intel® architecture-based solutions. Board-level products give our OEM customers flexibility by enabling them to buy at the board level rather than only at the component level.

Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off and provides faster access to data than traditional hard drives. Flash memory has no moving parts, unlike data that is stored on devices such as rapidly spinning hard drives, allowing flash memory to be more tolerant of bumps and shocks. A common measure of flash performance is the density of the product. Density refers to the amount of information the product is capable of storing. Flash memory is based on either NOR or NAND architectures. NOR flash memory, with its fast “read” capabilities, has traditionally been used to store executable code. We offer NOR flash memory products for advanced mobile phone designs. Our NOR flash memory is also used in the embedded market segment and is found in various applications, including set-top boxes, networking products and other devices including DVD players and DSL and cable modems. NAND flash memory is slower in reading data but faster in writing data, and has traditionally been used in products that either required large storage capacity or fast write applications, such as digital audio players (including MP3 players), as well as memory cards and digital cameras. We began selling NAND flash memory products in February 2006. Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT), a company we formed with Micron Technology, Inc. in January 2006. For further discussion of our equity investment in IMFT, see “Note 16: Venture” in Part II, Item 8 of this Form 10-K.
We offer wired and wireless connectivity products based on Ethernet, an industry-standard technology used to translate and transmit data in packets across networks. We offer products for the traditional local area network (LAN) environment, as well as for the wireless LAN (WLAN), metropolitan area network (MAN) and networked storage market segments. For the LAN and MAN market segments, we offer products at multiple levels of integration to provide a low-cost solution with increased speed and signal transmission distance (commonly referred to as “reach”). Gigabit Ethernet networks allow the transmission of one billion individual bits of information per second, and 10-Gigabit Ethernet networks transmit 10 billion bits of information per second. By contrast, Fast Ethernet networks transmit 100 million bits of information per second (Mbps, or megabits per second). Our wireless connectivity products are based on either the 802.11 or 802.16 industry standard. The 802.11 communication standard refers to a family of specifications commonly known as WiFi technology. These specifications describe the bandwidth and frequency of the over-the-air interface between a wireless client and a base station, or between two wireless clients. 802.11a, 802.11b and 802.11g are three different 802.11 specifications. Compared to products based on 802.11b, products based on 802.11a and 802.11g support a faster exchange of data. Products based on 802.11g also have a longer range than those based on 802.11a and allow for improved compatibility with certain networks. We also have developed and are developing wireless connectivity solutions for networks based on the 802.16 industry standard, commonly known as WiMAX, which is short for Worldwide Interoperability for Microwave Access. WiMAX is a standards-based wireless technology providing high-speed, last-mile broadband connectivity that makes it possible to wirelessly connect networks up to several miles apart. The current versions of our WiMAX products are used in high-speed, fixed wireless broadband networks.
Communications infrastructure products include products such as network processors and optical components. In network processing, we deliver products that are basic building blocks for modular communications platforms. These products include advanced, programmable processors used in networking equipment to rapidly manage and direct data moving across the Internet and corporate networks. We also offer embedded processors that can be used for modular communications platform applications, industrial equipment, point-of-sale systems, panel PCs and automotive information/entertainment systems, gaming and entertainment systems, and medical equipment.
Unlike proprietary system platforms, modular communications platforms are standards-based solutions that offer network infrastructure builders flexible, low-cost, faster time-to-market options for designing their networks. Our network processor products are based on the Intel® Internet Exchange Architecture (Intel® IXA). At the core of Intel IXA is the Intel XScale® microarchitecture, which offers low power consumption and high-performance processing for a wide range of Internet devices.
Our application processors are also based on Intel XScale technology, providing the processing capability in data-enabled mobile phones, PDAs and portable consumer electronics equipment.
We offer cellular baseband processors that are also based on Intel XScale technology and are designed for multi-mode, multi-band wireless handheld devices such as handsets, PDAs and smartphones. These processors support multiple wireless standards and deliver enhanced voice quality, high-integration capability and optimized power consumption. Currently, these processors include a low-power processor, baseband chipset, integrated on-chip flash memory, Static Random Access Memory (SRAM) and a digital signal processor.
We offer networked storage products that allow storage resources to be added in either of the two most prevalent types of storage networks: Ethernet or Fibre Channel.
Our operating segments are: the Digital Enterprise Group, the Mobility Group, the Flash Memory Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. In 2005, we announced a number of new products and platforms. Each operating segment’s major products and platforms, including some key introductions, are discussed below.

Digital Enterprise Group
The Digital Enterprise Group (DEG) designs and delivers computing and communications platforms for businesses and service providers. DEG products are incorporated into desktop computers, the infrastructure for the Internet and enterprise computing servers. DEG’s products include microprocessors and related chipsets and motherboards designed for the desktop (including consumer desktop) and enterprise computing market segments, communications infrastructure components such as network processors and embedded microprocessors, wired connectivity devices, and products for network and server storage.
Net revenue for the DEG operating segment made up approximately 65% of our consolidated net revenue in 2005 (72% in 2004 and 77% in 2003). Revenue from sales of microprocessors within the DEG operating segment represented approximately 50% of consolidated net revenue in 2005 (57% in 2004 and 60% in 2003).
Desktop Market Segment
We develop platform solutions based on our microprocessors, chipsets and motherboard products, which are optimized for use in the desktop market segment. Our strategy is to introduce platforms with improved performance per watt, tailored to the needs of different market segments using a tiered branding approach. Our tiered branding approach focuses on both the performance market segment, which includes the Pentium® 4 processor and the Pentium D processor, and the value market segment, which includes the Celeron processor and the Celeron® D processor. In addition, current versions of the Intel Core Duo processor that were originally designed for mobile form factors are available for small desktop form factors. Form factor refers to the physical size and shape of an end product.
In 2005, we launched the Intel Pentium 4 processors 630, 640, 650, 660 and 670 supporting HT Technology, running at speeds ranging from 3.0 to 3.8 GHz. Each of these processors supports 64-bit memory addressability through Intel EM64T, has 2 MB of L2 cache and supports an 800-MHz system bus. We also introduced the Intel® Professional Business Platform based on these processors, the Intel® 945G Express Chipset and an optional Intel® PRO/1000 PM Network Connection. The Intel Professional Business Platform is designed to bring advanced security, management and collaboration technologies to mainstream business PCs and includes Intel AMT.
In May 2005, we introduced a desktop PC platform based on dual-core Pentium D processors 820, 830 and 840, and the Intel® 945P Express Chipset. These Pentium D processors feature speeds ranging from 2.80 to 3.20 GHz, 2 MB of L2 cache (1 MB for each processor core), support for an 800-MHz bus and 64-bit memory addressability through Intel EM64T. This platform supports multitasking for multimedia and digital content, along with support for consumer electronics features such as surround-sound audio, high-definition video and enhanced graphics capabilities.
In June 2005, we introduced several Celeron D processors that support 64-bit memory addressability through Intel EM64T, enabling 64-bit computing capability for the value PC segment. The Celeron D processors 326, 331, 336, 341, 346 and 351 run at speeds ranging from 2.53 to 3.06 GHz, feature 256 KB of L2 cache and support a 533-MHz bus. At the same time, we also launched the Celeron D processor 350, which runs at speeds of up to 3.20 GHz, supports a 533-MHz bus and includes 256 KB of L2 cache, but does not support 64-bit memory addressability.
In November 2005, we announced desktop processors with hardware-enabled support for Intel Virtualization Technology. The Intel Pentium 4 processors 662 and 672 supporting HT Technology run at speeds of up to 3.80 GHz. Both support an 800-MHz bus, and feature 2 MB of L2 cache and support 64-bit memory addressability through Intel EM64T.
In January 2006, we introduced the first desktop processors manufactured using our 65-nanometer process technology. The Intel Pentium 4 processors 631, 641, 651 and 661 supporting HT Technology run at speeds ranging from 3.00 to 3.60 GHz, feature 2MB of L2 cache and support an 800-MHz bus and 64-bit memory addressability through Intel EM64T.
Also in January 2006, we introduced the Intel Core Duo processor, a dual-core processor manufactured using our 65-nanometer process technology. The Intel Core Duo processor supports a 667-MHz bus, has 2 MB of L2 cache and runs at speeds of up to 2.16 GHz.

Enterprise Market Segment
We develop platform solutions based on our microprocessors, chipsets and motherboard products that are optimized for use in the enterprise market segment. Our strategy is to provide platform solutions at competitive prices relative to performance as well as to increase end-user value in the areas of power management, security and manageability for entry-level to high-end servers and workstations. Servers are systems, often with multiple microprocessors working together that manage large amounts of data, direct traffic, perform complex transactions, and control central functions in local and wide area networks and on the Internet. Workstations typically offer higher performance than standard desktop PCs, and are used for applications such as engineering design, digital content creation and high-performance computing.
Our Intel Xeon processor family of products supports a wide range of entry-level to high-end technical and commercial computing applications for both the workstation and server market segments. The Intel Xeon processor is designed for two-way servers, also known as dual-processing (DP) servers, and workstations. For servers based on four or more processors, also known as multiprocessing (MP) servers, we offer the Intel Xeon processor MP. Both the Intel Xeon processor DP and Intel Xeon processor MP are available with Intel EM64T and support Hyper-Threading Technology. Our Itanium processor family, which is based on 64-bit architecture and includes the Intel® Itanium® 2 processor, generally supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions.
In February 2005, we introduced a line of Intel Xeon processors MP with speeds ranging from 3.0 to 3.60 GHz. These processors feature 2 MB of L2 cache and Intel EM64T. In conjunction with the release of these processors, we also introduced the Intel® IOP333 I/O processor based on Intel XScale technology, designed to provide greater storage reliability than previous generations.
In March 2005, we launched a four-processor platform targeted at the mid-tier enterprise market segment. The platform includes four Intel Xeon processors MP with Intel EM64T, and the Intel® E8500 Chipset. The Intel E8500 Chipset is designed for dual-core processor technology, supports DDR2 system memory and has a 667-MHz dual bus. These platforms are available in configurations using five different processors: two of the platform’s processors, running at speeds of up to 3.0 and 3.33 GHz, feature 8 MB of L3 cache; a third processor running at speeds of up to 2.83 GHz has 4 MB of L3 cache; and two value processors for the platform, at speeds ranging from 3.16 to 3.66 GHz, feature 1 MB of L2 cache.
In September 2005, we introduced two Intel Xeon processors with 2 MB of L2 cache running at speeds ranging from 2.8 to 3.8 GHz. At the same time, we unveiled lower voltage versions of our Intel Xeon processors, including the Intel Xeon processor Low Voltage running at speeds of up to 3.0 GHz and the Intel Xeon processor MV (mid-voltage) running at speeds of up to 3.20 GHz. All four processors support Hyper-Threading Technology and feature Intel EM64T.
Also in 2005, we announced our first dual-core Intel Xeon processors. The first of these processors, announced in October 2005, is designed for dual-processor servers, supports Hyper-Threading Technology, runs at speeds of up to 2.80 GHz, features 2 MB of L2 cache and has Intel EM64T. In November 2005, we launched the dual-core Intel Xeon processor 7000 series, designed for servers with four or more processors. Processors that are a part of the Intel Xeon processor 7000 series have up to 4 MB of L2 cache (2 MB for each processor core) and feature hardware-enabled support for Intel Virtualization Technology. Intel Xeon processor 7000 series processors run at speeds of up to 3.0 GHz. These processors fit into platforms using the Intel E8500 Chipset.
In July 2005, we launched two Itanium 2 processors that support a 667-MHz bus. These processors run at speeds of up to 1.66 GHz and feature either 9 MB or 6 MB of L3 cache.
Communications Infrastructure Products
In February 2005, we introduced three new processors and a chipset designed for embedded market segments. The Intel® Pentium® M processor 760 runs at speeds of up to 2.0 GHz, supports a 533-MHz bus and includes 2 MB of L2 cache; the Intel® Celeron® M processor 370 runs at speeds of up to 1.5 GHz, supports a 400-MHz bus and includes 1 MB of L2 cache; and the Intel Celeron M processor Ultra Low Voltage 373 runs at speeds of up to 1.0 GHz, supports a 400-MHz bus and includes 512 KB of L2 cache. The chipset introduced was the Mobile Intel® 915GM Express Chipset, which features low-power design and supports up to 2 GB of DDR2 533-MHz system memory.
In February 2006, we introduced three new Intel Core Duo processors supported by the Mobile Intel® 945GM Express Chipset for embedded market segments. These Intel Core Duo processors run at speeds of up to 2.0 GHz, support a 667-MHz bus and include 2 MB of L2 cache.

In June 2005, we announced our second generation of Advanced Telecom Computing Architecture* (AdvancedTCA*) products. AdvancedTCA is a series of industry-standard specifications for carrier-grade communications equipment that incorporates advanced high-speed interconnect technologies, processors and improved reliability, manageability and serviceability features. Our AdvancedTCA products include three communications server blades, or telecom boards, and related technologies designed to help manufacturers and service providers more easily develop and build standards-based Internet Protocol Multimedia Subsystem (IMS) equipment and services. The IMS architecture defines a set of industry-standard equipment built on modular communications platforms, such as AdvancedTCA, and allows communications and media services to be managed independently of the network itself, enabling service providers to easily add, remove or scale new services across both fixed and mobile networks.
Networked Storage Products
In October 2005, we introduced the Intel® Storage System SSR212MA, an Intel Xeon processor-based hardware and software storage platform designed to enable small and mid-size businesses to build a storage area network based on IP networking standards.
Mobility Group
The Mobility Group designs and delivers platforms for notebook PCs and handheld computing and communications devices. The Mobility Group’s products include microprocessors and related chipsets designed for the notebook market segment, wireless connectivity products, and application and cellular baseband processors used in cellular handsets and handheld computing devices.
Net revenue for the Mobility Group operating segment made up approximately 29% of our consolidated net revenue in 2005 (20% in 2004 and 17% in 2003). Revenue from sales of microprocessors within the Mobility Group represented approximately 22% of consolidated net revenue in 2005 (17% in 2004 and 14% in 2003).
Notebook Market Segment
We develop platform solutions based on our microprocessors, chipsets and wireless connectivity products that are optimized for use in the notebook market segment. Our strategy is to deliver products with optimized performance, battery life, form factor and wireless connectivity— features that are important to users of mobile computers.
We offer mobile computing microprocessors at a variety of price/performance points, allowing our customers to meet the demands of a wide range of notebook PC designs. These notebook designs include transportable notebooks, which provide desktop-like features such as high performance, full-size keyboards, larger screens and multiple drives; thin-and-light models, including those optimized for wireless networking; and ultra-portable designs. Within the ultra-portable design category, we provide specialized low-voltage processors, which consume as little as one watt of power on average, and ultra-low-voltage processors, which consume as little as half a watt of power on average. Low-voltage processors are targeted for the mini-notebook market segment, while ultra-low-voltage processors are targeted for the sub-notebook and tablet market segments of notebook PCs weighing less than three pounds and measuring one inch or less in height. Our mobile computing microprocessors include products such as the Intel® Coretm Solo processor, the Intel Core Duo processor, and the Intel Pentium M processor. We also offer the Mobile Intel® Pentium® 4 processor, and for the value notebook market segment we offer the Mobile Intel® Celeron® M processor and the Mobile Intel® Celeron® processor.
In 2005, the majority of the revenue in the Mobility Group operating segment was from sales of products that make up Intel® Centrino® mobile technology. Intel Centrino mobile technology consists of an Intel Pentium M processor and a mobile chipset as well as a wireless network connection that together are designed and optimized specifically for improved performance, battery life, form factor and wireless connectivity. Intel Centrino mobile technology enables users to take advantage of wireless capabilities at work and at home, with the installation of the appropriate base-station equipment, as well as at thousands of wireless “hotspots” installed around the world. Hotspots provide paid or free wireless network (802.11 WiFi) service in cafes, hotels, restaurants, retail shops, airports, trains and other public meeting areas.
In January 2005, we introduced a new version of the Intel Centrino mobile technology platform. This version of the platform adds more entertainment and business features compared to earlier Intel Centrino mobile technology-based notebook PCs, along with enhanced security support and higher graphics performance. This version of Intel Centrino mobile technology includes a chipset from the Mobile Intel® 915 Express Chipset family, the Intel® PRO/ Wireless 2915ABG or 2200BG Wireless LAN component, and the Intel Pentium M processor with model numbers up to 770. These processors support a 533-MHz bus, have 2 MB of cache, and run at speeds ranging from 1.6 GHz to 2.13 GHz. Also available for this platform are the Intel Pentium M processor Low Voltage 758, which runs at speeds of up to 1.50 GHz, and the Pentium M processor Ultra Low Voltage 753, which runs at speeds of up to 1.20 GHz, both supporting a 400-MHz bus.

In January 2006, we launched the Intel® Centrino® Duo mobile technology platform. Intel Centrino Duo mobile technology contains the new dual-core Intel Core Duo processor designed to boost multitasking performance, power-saving features to improve battery life, high-definition entertainment features and a more flexible network connection. Intel Centrino Duo mobile technology also includes the Mobile Intel® 945 Express Chipset and the Intel® PRO/ Wireless 3945ABG Network Connection. The Intel Core Duo processor, which is manufactured using our 65-nanometer process technology, supports a 667-MHz bus, has 2 MB of L2 cache, and runs at speeds of up to 2.16 GHz.
Also in January 2006, we introduced a new version of the Intel Centrino mobile technology platform, based on the new Intel Core Solo processor T1300 that supports a 667-MHz bus, has 2 MB of L2 cache, and runs at speeds of up to 1.66 GHz. The Intel Core Solo is a single-core processor manufactured using our 65-nanometer process technology.
In 2005, we introduced several versions of the Intel Celeron M processor running at speeds of up to 1.6 GHz. We also introduced the Intel Celeron M processor Ultra Low Voltage that runs at speeds of up to 1.0 GHz. All of these versions of the Intel Celeron M processor support a 400-MHz bus, have up to 1 MB of L2 cache and offer power management features designed to lengthen battery life.
Wireless Connectivity Products
In April 2005, we introduced the Intel® PRO/ Wireless 5116 Broadband Interface based on the 802.16 standard for WiMAX. We also offer various wireless connectivity products based on the 802.11 standard for WiFi, such as the Intel PRO/ Wireless 3945ABG Network Connection.
Cellular Baseband Processors
In September 2005, we launched the Intel® PXA 901 cellular baseband processor, an integrated cellular baseband and application processor. It is designed for wireless handset applications and advanced communications, including media applications such as high-quality audio and streaming video. The Intel PXA 901 cellular baseband processor runs at speeds of up to 312 MHz and includes the Intel XScale technology core for applications and the Intel® Micro Signal Architecture for digital signal processing. It also contains Intel® Flash Memory and SRAM memory arrays all on one die.
Flash Memory Group
The Flash Memory Group provides advanced NOR flash memory products designed for cellular phones and embedded form factors such as set-top boxes, networking products, and other devices including DVD players and DSL and cable modems. Beginning in February 2006, the Flash Memory Group’s products also include NAND flash memory products. These NAND flash memory products, manufactured by IMFT and sold by Intel, are currently being used in digital audio players. Net revenue for the Flash Memory Group operating segment made up approximately 6% of our consolidated net revenue in 2005 (7% in 2004 and 5% in 2003).
Intel StrataFlash® wireless memory technology, for advanced mobile phone designs, allows two bits of data to be stored in each NOR memory cell for higher storage capacity and lower cost. It is available in the Intel® Stacked Chip Scale Package as well as in Intel ultra-thin stacked chip-scale packaging. This technology allows up to five ultra-thin memory chips to be stacked in one package, delivering greater memory capacity and lower power consumption in a smaller package. With heights as low as 0.8mm, the package allows manufacturers to increase memory density and provide features such as camera capabilities, games and e-mail in relatively thin cell phones. Our higher density flash products generally incorporate stacked SRAM and/or NAND flash, which we currently purchase from third-party vendors.
In February 2005, we began shipping our first NOR flash memory products using our 90-nanometer process technology. These offerings include densities ranging from 32 MB to 128 MB and can be used in next-generation “voice plus data” cellular and wireless applications.
In March 2005, we introduced Intel StrataFlash® Embedded Memory using our 130-nanometer process technology. These offerings include densities ranging from 64 MB to 1 GB, with multiple packaging options, and bring Intel’s multi-level-cell flash technology to embedded applications such as consumer electronics and wired communications.
In November 2005, we began shipping our first multi-level-cell Intel StrataFlash memory products using our 90-nanometer process technology. These offerings include densities ranging from 256 MB to 1 GB, with multiple packaging options. The new devices using our 90-nanometer process technology deliver faster performance, higher density and lower power consumption than the previous version, which used our 130-nanometer process technology.

In February 2006, we began shipping our first NAND flash memory products in densities of up to 2 GB and stacked NAND flash memory products in densities of up to 8 GB. These products are manufactured by IMFT using either 75-nanometer process technology or 90-nanometer process technology and are used in digital audio players.
Digital Home Group
The Digital Home Group designs and delivers computing- and communications-oriented platforms that meet the demands of consumers as digital content becomes increasingly accessible through a variety of connected digital devices within the home. The Digital Home Group’s products include microprocessors and chipsets for home entertainment PCs, and embedded consumer electronics designs such as digital televisions, video recorders and set-top boxes.
In April 2005, we introduced the Intel® 854 Chipset and a development platform for consumer electronics devices. The Intel 854 Chipset is designed to support rich graphical user interfaces and works with the Intel Pentium M, Pentium 4 and Celeron M processors. The development platform is designed to help developers achieve faster time-to-market and enable consumer electronics devices such as IP-based digital set-top boxes and digital media recorders to work well together.
In January 2006, we launched Intel® Viivtm technology for use in the digital home. PCs based on Intel Viiv technology are designed to make it easier to download, manage and share the growing amount of digital programming available worldwide, and view it on a choice of TVs, PCs or handheld form factors. Intel Viiv technology-based systems are designed to provide easier connectivity and interoperability with consumer electronics devices compared to traditional PCs. Platforms based on Intel Viiv technology include the Intel Pentium D, the Intel® Pentium® Processor Extreme Edition or the Intel Core Duo processor, as well as the Intel® 945, 955 or 975 Express Chipset, a network connectivity device and enabling software, all optimized to work together in the digital home environment.
Digital Health Group
The strategy for the Digital Health Group is to target global business opportunities in healthcare research, diagnostics and productivity, as well as personal healthcare. In support of this strategy, the Digital Health Group is focusing on healthcare information technologies, personal health products and bio-medical products. The Digital Health Group currently does not have any discrete product offerings.
Channel Platforms Group
The strategy for the Channel Platforms Group is to expand on our worldwide presence and success in global markets by accelerating channel growth. In addition, the Channel Platforms Group is developing unique platform solutions designed to meet local market needs in certain geographies. The Channel Platforms Group currently does not have any discrete product offerings.
Manufacturing and Assembly and Test
As of year-end 2005, 77% of our wafer manufacturing, including microprocessor, chipset, NOR flash memory and communications silicon fabrication, was conducted within the U.S. at our facilities in New Mexico, Oregon, Arizona, Massachusetts, Colorado and California. Outside the U.S., nearly 23% of our wafer manufacturing, including wafer fabrication for microprocessors, chipsets, NOR flash memory and networking silicon, was conducted at our facilities in Ireland and Israel.
As of December 2005, we primarily manufactured our products in the wafer fabrication facilities described in the following table:

Products	Wafer Size	Process Technology	Locations

Microprocessors	300mm	65nm	Oregon, Arizona, Ireland
Microprocessors and chipsets	300mm	90nm	New Mexico, Oregon, Ireland
NOR flash memory	200mm	90nm	California, Israel
Chipsets, NOR flash and other products	200mm	130nm	New Mexico, Oregon, Arizona, Massachusetts, Ireland, Colorado, California
Chipsets and other products	200mm	180nm, 250nm, 350nm	Ireland, Israel
We expect to increase the capacity of certain facilities listed above through additional investments in capital equipment. In addition to our current facilities, we are building facilities in Arizona and Israel that are expected to begin wafer fabrication for microprocessors on 300mm wafers using 45-nanometer technology after 2006.

As of year-end 2005, the majority of our microprocessors were manufactured on 300mm wafers using our 90-nanometer process technology. In 2005, we began manufacturing microprocessors on our 65-nanometer process technology, the next generation beyond our 90-nanometer process technology. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to get each factory ready for high-volume manufacturing. However, continuing to advance our process technology provides added benefits that we believe justify these costs. These benefits can include utilizing less space per transistor, which enables us to put more transistors on an equivalent size chip, decreasing the size of the chip or allowing us to offer an increased number of integrated features. These advancements can result in higher performing microprocessors, products that consume less power and/or products that cost less to manufacture. To augment capacity in the U.S. and internationally, we use third-party manufacturing companies (foundries) to manufacture wafers for certain components, including networking and communications products.
In January 2006, we formed IMFT, a NAND flash memory manufacturing company, with Micron. IMFT manufactures for Intel and Micron, and we currently purchase 49% of the manufactured output. See “Note 16: Venture” in Part II, Item 8 of this Form 10-K.
We primarily use subcontractors to manufacture board-level products and systems, and purchase certain communications networking products from external vendors, primarily in the Asia-Pacific region. We also manufacture microprocessor- and networking-related board-level products, primarily in Malaysia.
Following manufacture, the majority of our components are subject to assembly in several types of packaging, and to testing. We perform a substantial majority of our components assembly and test at facilities in Malaysia, China, the Philippines and Costa Rica. We plan to continue to invest in new assembly and test technologies and facilities to keep pace with our microprocessor, chipset, flash memory and communications technology improvements. To augment capacity, we use subcontractors to perform assembly of certain products, primarily flash memory, chipsets, and networking and communications products. Assembly and test of NAND flash memory products manufactured by IMFT in 2006 is performed by Micron.
Our performance expectations for business integrity; ethics; and environmental, health and safety compliance are the same regardless of whether our supplier and subcontractor operations are based in the U.S. or elsewhere. Our employment practices are consistent with, and we expect our suppliers and subcontractors to abide by, local country law. In addition, we impose a minimum employee age requirement regardless of local law.
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
Our products typically are produced at multiple Intel facilities at various sites around the world, or by subcontractors who have multiple facilities. However, some products are produced in only one Intel or subcontractor facility, and we seek to implement actions and plans to reduce the exposure that would result from a disruption at any such facility. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once a vulnerability is identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort. See “Risk Factors” in Part I, Item 1A of this Form 10-K.
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
Research and Development
We continue to be committed to investing in world-class technology development, particularly in the area of the design and manufacture of integrated circuits. Research and development (R&D) expenditures in 2005 amounted to $5.1 billion ($4.8 billion in fiscal 2004 and $4.4 billion in fiscal 2003). Additionally, we increased the number of our employees engaged in R&D to approximately 29,000 as of December 2005 compared to approximately 25,000 as of December 2004.

Our R&D activities are directed toward developing the technology innovations that we believe will deliver the next generation of products and platforms, which will in turn enable new form factors and new usage models for businesses and consumers. We are focusing our R&D efforts on advanced computing, communications and wireless technologies by advancing our silicon manufacturing process technology, delivering the next generation of microprocessors and supporting chipsets, improving our platform initiatives and developing software solutions and tools to support our technologies. These efforts will enable new levels of performance and address areas such as system manageability, power management, digital content protection and/or communication capabilities. In line with these efforts, we are currently developing our next-generation microarchitecture for microprocessors that will improve performance while lowering power consumption and enhance other capabilities across multiple platforms. Future generations of our microprocessors will continue to feature two or more processor cores on a single chip. Dual- and multi-core processors complement our efforts to enable more capabilities and new usage models for users. Our leadership in silicon technology has enabled us to make “Moore’s Law” a reality. Moore’s Law predicted that transistor density on integrated circuits would double every two years. Our leadership in silicon technology has also helped to expand Moore’s Law by bringing new capabilities into silicon and producing new products and platforms optimized for a wider variety of applications. In 2005, we began manufacturing microprocessors on our most advanced 65-nanometer process technology, the next generation beyond our 90-nanometer process technology. Our 45-nanometer process technology is currently in development, and we expect to begin manufacturing products using 45-nanometer process technology in 2007. In the area of wireless communications, our initiatives focus on delivering the technologies that will enable an advanced wireless platform, including 802.16 products (WiMAX). Additionally, we continue to invest in new packaging and testing processes, as well as improving existing products and reducing manufacturing costs.
We have an agreement with Micron for joint development of NAND flash memory technologies. Costs incurred by Intel and Micron for process development are generally split evenly. As the owner of the product designs, Intel assumes the cost for product development. Intel licenses certain product designs to Micron on a royalty-bearing basis.
We do not expect that all of our research and product development projects will result in products that are ultimately released for sale. We may terminate research and/or product development before completion or decide not to manufacture and sell a developed product for a variety of reasons. For example, we may decide that a product might not be sufficiently competitive in the relevant market segment, or for technological or marketing reasons, we may decide to offer a different product instead.
Our R&D model is based on a global organization that emphasizes a collaborative approach in identifying and developing new technologies, leading standards initiatives and influencing regulatory policy to accelerate the adoption of new technologies. Our R&D initiatives are performed by various business groups within the company, and we align and prioritize these initiatives across these business groups. We also work with a worldwide network of academic and industry researchers, scientists and engineers in the computing and communications fields. Our network of technology professionals allows us, as well as others in our industry, to benefit from development initiatives in a variety of areas, eventually leading to innovative technologies for users. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration and promote industry standards that will yield innovative and improved technologies for users.
We perform a substantial majority of our research and development of semiconductor components and other products in the U.S. Outside the U.S., we have been increasing our product development, and we have activities at various locations, including Israel, China, India, Russia and Malaysia. We also maintain R&D facilities in the U.S. focused on developing and improving manufacturing processes, as well as facilities in the U.S., Malaysia and the Philippines dedicated to improvements in assembly and test processes.
Employees
As of December 31, 2005, we employed approximately 99,900 people worldwide, with more than 50% of these employees located in the U.S.
Sales and Marketing
Most of our products are sold or licensed through sales offices located near major concentrations of users, throughout the Americas, Asia-Pacific, Europe and Japan. Our business relies on continued sales growth in both mature and emerging markets.

Sales of our products are typically made via purchase orders that contain standard terms and conditions covering matters such as pricing, payment terms and warranties, as well as indemnities for issues specific to our products, such as patent and copyright indemnities. From time to time, we may enter into additional agreements with customers covering, for example, changes from our standard terms and conditions, new product development and marketing, private-label branding and other matters. Most of our sales are made using electronic and web-based processes that allow the customer to review inventory availability and track the progress of specific goods under order. Pricing on particular products may vary based on volumes ordered and other factors.
We sell our products to OEMs and ODMs. ODMs provide design and/or manufacturing services to branded and unbranded private-label resellers. We also sell our products to industrial and retail distributors. In 2005, Dell Inc. accounted for approximately 19% of our total sales, and Hewlett-Packard Company accounted for approximately 16% of our total sales. No other customer accounted for more than 10% of our total revenue. For information about revenue and operating profit by operating segments, and revenue from unaffiliated customers by geographic region/country, see “Note 19: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.
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
The Intel corporate and product brand identities were revamped in early 2006 to signal Intel’s new business strategy to deliver customer-focused platform solutions. The changes include a new Intel logo, tagline (Intel. Leap ahead.tm) and signature sound. Our platform solutions brands, which integrate processors with other innovative hardware and software, include Intel Centrino mobile technology and Intel Viiv technology. The Itanium, Intel Xeon, Intel Core, Pentium, and Intel Celeron trademarks make up our processor brands. We promote brand awareness and generate demand through our own direct marketing as well as co-marketing programs. Our direct marketing activities include television, print and web-based advertising, as well as press relations, consumer and trade events, and industry and consumer communications. Currently, our direct marketing to the consumer focuses on digital home entertainment and building awareness and demand for new usage models and capabilities. For businesses, our marketing to large enterprises and small to mid-size organizations focuses on delivery of products and technologies designed for performance per watt, reliability, manageability and security.
Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® program. Through the Intel Inside program, certain customers are licensed to place Intel logos on computers containing our microprocessors and our other technology, and to use our brands in marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for marketing activities for products featuring Intel brands, subject to the OEMs meeting defined criteria. This program broadens the reach of our brands beyond the scope of our own direct advertising.
Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue on the sale is deferred. Our standard terms and conditions of sale typically provide that payment is due at a later date, generally 30 days after shipment, delivery or the customer’s use of the product. Our credit department sets accounts receivable and shipping limits for individual customers for the purpose of controlling credit risk to Intel arising from outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance. Credit losses may still be incurred due to bankruptcy, fraud or other failure of the customer to pay. See “Schedule II—Valuation and Qualifying Accounts” in Part IV of this Form 10-K for information about our allowance for doubtful receivables.

Backlog
We do not believe that a backlog as of any particular date is indicative of future results. Our sales are made primarily pursuant to standard purchase orders for delivery of standard products. We have some agreements that give a customer the right to purchase a specific number of products during a specified time period. Although these agreements do not generally obligate the customer to purchase any particular number of such products, some of these agreements do contain billback clauses. Under these clauses, customers who do not purchase the full volume agreed upon are liable for billback on previous shipments up to the price appropriate for the quantity actually purchased. As a matter of industry practice, billback clauses are difficult to enforce. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. In light of industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts. Only a small portion of our order backlog is non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant.
Competition
Our products compete primarily on the basis of performance, features, quality, brand recognition, price and availability. Our ability to compete depends on our ability to provide innovative products and worldwide support for our customers, including providing enhanced performance per watt, reduced heat output and integrated solutions. In addition to our various computing, networking and communications products, we offer technology platform solutions that incorporate our various components, which bring together a collection of technologies that we believe create a better end-user solution than if the ingredients were used separately.
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
Many companies compete with us in the various computing, networking and communications market segments, and are engaged in the same basic fields of activity, including research and development. Worldwide, these competitors range in size from large established multinational companies with multiple product lines to smaller companies and new entrants to the marketplace that compete in specialized market segments. In some cases, our competitors are also our customers and/or suppliers. Product offerings may cross over into multiple product categories, offering us new opportunities but also resulting in more competitors. In market segments where our competitors have established products and brand recognition, it may be difficult for us to compete against them.
We believe that our network of manufacturing facilities and assembly and test facilities gives us a competitive advantage. This network enables us to have more direct control over our processes, quality control, product cost, volume and timing of production, and other factors. These types of facilities are very expensive, and many of our competitors do not own such facilities, because they cannot afford to do so or because their business models involve the use of third-party facilities for manufacturing and assembly and test. These “fabless semiconductor companies” include Broadcom Corporation, NVIDIA Corporation, QUALCOMM Incorporated and VIA Technologies, Inc. (VIA). Some of our competitors own portions of such facilities through investment or joint-venture arrangements with other companies. There is a group of third-party manufacturing companies (foundries) and assembly and test subcontractors that offer their services to companies without owned facilities or companies needing additional capacity. These foundries and subcontractors may also offer to our competitors intellectual property, design services, and other goods and services. Competitors who outsource their manufacturing and assembly and test operations can significantly reduce their capital expenditures.

We plan to continue to cultivate new businesses and work with the computing and communications industries through standards bodies, trade associations, OEMs, ODMs, and independent software and operating system vendors to align the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to create the infrastructure for wireless network connectivity. We are also working with these industries to develop software applications and operating systems that take advantage of our platforms. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer by developing content protection specifications such as the Digital Transmission Content Protection (DTCP) specification. DTCP defines a secure protocol for protecting audio and video entertainment content from illegal copying, intercepting and tampering as it moves across digital interfaces such as Universal Serial Bus (USB) and IP-based home networks. Our competitors may also participate in the same initiatives and specification development, and our participation does not ensure that any standards or specifications adopted by these organizations will be consistent with our product planning. We continuously evaluate all of our product offerings and the timing of their introduction, taking into account factors such as customer requirements and availability of infrastructure to take advantage of product performance and maturity of applications software for each type of product in the relevant market segments.
Companies in the semiconductor industry often rely on the ability to license patents from each other in order to compete in today’s markets. Many of our competitors have broad cross-licenses or licenses with us, and under current case law, some such licenses may permit these competitors to pass our patent rights on to others. If one of these licensees becomes a foundry, our competitors might be able to avoid our patent rights in manufacturing competing products. In addition to licensing our patents to competitors, we participate in some industry organizations that are engaged in the development of standards or specifications and may require us to license our patents to other companies that adopt such industry standards or specifications, even when such organizations do not adopt the standards or specifications proposed by Intel. Any Intel patents implicated by our participation in such initiatives might not, in some situations, be available for us to enforce against others who might be infringing those patents.
We continue to be largely dependent on the success of our microprocessor business. Many of our competitors, including Advanced Micro Devices, Inc. (AMD), our primary microprocessor competitor, market software-compatible products that compete with Intel architecture-based processors. We also face competition from companies offering rival microprocessor designs, such as International Business Machines Corporation (IBM), which is jointly developing a rival architecture design with Sony Corporation and Toshiba Corporation. Our desktop processors compete with products offered by AMD, IBM and VIA, among others. Our mobile microprocessor products compete with products offered by AMD, IBM, Transmeta Corporation and VIA, among others. Our server processors compete with software-compatible products offered by AMD and with products based on rival architectures, including those offered by IBM and Sun Microsystems, Inc.
Our chipsets compete in the various market segments against different types of chipsets that support either our microprocessor products or rival microprocessor products. Competing chipsets are produced by companies such as ATI Technologies, Inc., Broadcom, NVIDIA, Silicon Integrated Systems Corporation (SIS) and VIA. We also compete with companies offering graphics components and other special-purpose products used in the desktop, mobile and server market segments. One aspect of our business model is to incorporate improved performance and advanced properties into our microprocessors and chipsets, the demand for which may increasingly be affected by competition from companies, such as ATI and NVIDIA, whose business models are based on incorporating performance into dedicated chipsets and other components, such as graphics controllers.
Our NOR flash memory products currently compete with the products of other companies, such as Samsung Electronics Co., Ltd., Spansion Inc., and STMicroelectronics NV. The megabit demand of the products that make use of flash memory is increasing, and our NOR flash memory products face increased competition from companies that manufacture NAND flash memory products, as OEMs look for opportunities to use NAND flash memory products with additional random access memory or in combination with NOR flash memory for executable-code applications. In January 2006, we formed IMFT, a NAND flash memory manufacturing company, with Micron that may provide us with more competitive opportunities with regard to NAND flash memory products. See “Note 16: Venture” in Part II, Item 8 of this Form 10-K.
We also offer products designed for wired and wireless connectivity; for the communications infrastructure, including network processors; and for networked storage. These products currently compete against offerings from companies such as Applied Micro Circuits Corporation, AMD, Broadcom, Freescale Semiconductor, Inc., IBM, Marvell Technology Group Ltd., NMS Communications Corporation, OpNext, Inc. and Sun Microsystems.

Acquisitions and Strategic Investments
During 2005, we completed three acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $177 million, plus certain liabilities. Also during 2005, we acquired a development-stage operation that resulted in the recording of workforce-in-place of $20 million. An acquisition of a development-stage operation does not qualify as a business combination. During 2004, we completed one acquisition qualifying as a business combination in exchange for net cash consideration of approximately $33 million, plus certain liabilities. In addition, we entered into certain arrangements in 2004 related to the hiring of a group of employees that resulted in the recording of an intangible asset for workforce-in-place of $28 million.
We make equity investments in companies around the world to further our strategic objectives and support our key business initiatives, including investments through our Intel Capital program. We generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. We invest in companies that develop software, hardware or services supporting our technologies. Our current investment focus areas include helping to enable mobile wireless devices, advance the digital home, enhance the digital enterprise, advance high-performance communications infrastructures and develop the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology. Many of our investments are in private companies, including development-stage companies with little or no revenue from current product offerings. In January 2006, Intel formed IMFT, a NAND flash memory manufacturing company, with Micron. Intel invested $1.2 billion in return for 49% of the equity of IMFT. See “Note 16: Venture” in Part II, Item 8 of this Form 10-K.
Intellectual Property and Licensing
Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets, trademarks and maskwork rights. We maintain an active program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems. We intend to license our intellectual property rights where we can obtain adequate consideration. See “Competition” in Part I, Item 1 of this Form 10-K; “Legal Proceedings” in Part I, Item 3 of this Form 10-K; and “Risk Factors” in Part I, Item 1A of this Form 10-K.
We have filed and obtained a number of patents in the U.S. and abroad. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent. We and other companies in the computing, telecommunications and related high-technology fields typically apply for and receive, in the aggregate, tens of thousands of overlapping patents annually in the U.S. and other countries. We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted. As we expand our product offerings into new industries, such as consumer electronics, we also seek to extend our patent development efforts to patent such product offerings. Established competitors in existing and new industries, as well as companies that purchase and enforce patents and other intellectual property, may already have patents covering similar products. There is no assurance that we will be able to obtain patents covering our own products, or that we will be able to obtain licenses from such companies on favorable terms or at all.
The large majority of the software we distribute, including software embedded in our component and system-level products, is entitled to copyright protection. In most circumstances, we require our customers to enter into a software license before we provide them with that software.
To distinguish Intel products from our competitors’ products, we have obtained certain trademarks and trade names for our products, and we maintain cooperative advertising programs with certain customers to promote our brands and identify products containing genuine Intel components.
We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information.

Compliance with Environmental, Health and Safety Regulations
Intel is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for our employees, our contractors and the communities in which we do business. We have environmental, health and safety (EHS) policies and expectations that are applied to our global operations. Each of Intel’s worldwide manufacturing and assembly and test sites is registered to the International Organization for Standardization (ISO) 14001 environmental management system standard, which requires that a broad range of environmental management processes and policies be in place to continually improve environmental performance, maintain compliance with environmental regulations and communicate effectively with interested stakeholders. Intel’s internal environmental auditing program includes not only compliance components, but also modules on business risk, environmental excellence and management systems. We have internal processes that focus on minimizing and properly managing hazardous materials used in our facilities and products. We monitor regulatory and resource trends and set company-wide short- and long-term performance targets for key resources and emissions. These targets address several parameters, including energy and water use, climate change, waste recycling and emissions. Intel remains on track to achieve our voluntary commitment to reduce emissions of certain global warming gases used in manufacturing by 10% from 1995 levels by 2010. Due to Intel’s increase in manufacturing since 1995, this will equate to an actual reduction in 2010 of more than 90% from what Intel would have emitted without the voluntary reduction. We also continue to take several actions to further our global energy reduction goal, such as investing in energy conservation projects in our factories and working with suppliers of manufacturing tools to improve energy efficiency. We expect that these actions will result in energy cost savings and improved efficiency in the use of electricity, natural gas and water. In addition, we have adopted water needs and reuse strategies that align with local community expectations regardless of where we operate. As such, we continue to employ water use reduction strategies that seek to optimize the balance between ultra-pure water needs and reuse options for industrial water.
As Moore’s Law drives increasing computing power year after year, managing the power consumption of the PC becomes an increasing challenge. Intel has been a leader in developing innovative solutions to address and resolve power challenges. To be successful, Intel has taken a holistic approach to power management, addressing the challenge at all levels, including the silicon, package, circuit, micro/macro architecture, platform and software levels. A few examples include novel transistor and chip designs such as strained silicon and sleep transistors, Enhanced Intel SpeedStep® technology for mobile and desktop platforms, and Demand Based Switching (DBS) technology for server platforms.
The manufacture and assembly and testing of Intel products requires the use of hazardous materials that are subject to a broad array of EHS laws and regulations. Intel actively monitors the hazardous materials that are used in the manufacture and assembly and testing of our products, particularly materials that end up in the final product. Intel has developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. Intel’s efforts to reduce hazardous substances in our products has positioned us well to meet the various environmental restrictions on product content throughout the world, such as the Restriction on Hazardous Substances (RoHS) directive in the European Union (EU). The RoHS directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury and certain fire retardants in electronics put on the market after July 1, 2006. Intel published its lead-free product roadmap in April 2004, and we already manufacture and ship many products that are RoHS compliant (e.g., flash memory products; mobile, desktop, and server CPUs; chipsets; network interface cards; wireless cards; and RoHS compliant platforms). Intel’s roadmap is designed to enable all Intel products sold into the EU to be RoHS compliant before July 1, 2006. The State of California also has adopted restrictions on the use of certain materials in electronic products that are intended to harmonize with the EU RoHS directive. Those restrictions go into effect in 2007. Other U.S. states are considering similar legislation. Similarly, China has promulgated use restrictions on the same substances as the EU RoHS directive. China has not yet defined either the scope of affected products or an effective date of the regulation. Intel is working with China’s Ministry of Information Industry to promote consistency between China’s use restrictions and the EU RoHS directive.
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
Intel is committed to the protection of human rights and the environment throughout its supply chain. Intel expects suppliers to understand and fully comply with all applicable international, national, state and local laws and regulations, including, but not limited to, all EHS and related laws and regulations. In addition, suppliers are expected to abide by all Intel rules; maintain progressive employment practices; and comply with all applicable laws including, at a minimum, those covering non-discrimination in the terms and conditions of employment, child labor, minimum wages, employee benefits and work hours.

Executive Officers of the Registrant
The following sets forth certain information with regard to the executive officers of Intel as of February 24, 2006 (ages are as of December 31, 2005):
Craig R. Barrett (age 66) has been a director of Intel since 1992 and Chairman of the Board since May 2005. Prior to that, Dr. Barrett was Chief Executive Officer from 1998 to 2005; President from 1997 to 2002; Chief Operating Officer from 1993 to 1997; and Executive Vice President from 1990 to 1997.
Paul S. Otellini (age 55) has been a director of Intel since 2002 and President and Chief Executive Officer since May 2005. Prior to that, Mr. Otellini was Chief Operating Officer from 2002 to May 2005; Executive Vice President and General Manager, Intel Architecture Group, from 1998 to 2002; Executive Vice President and General Manager, Sales and Marketing Group, from 1996 to 1998; and Senior Vice President and General Manager, Sales and Marketing Group, from 1994 to 1996.
Andy D. Bryant (age 55) has been Executive Vice President and Chief Financial and Enterprise Services Officer since 2001, and was Senior Vice President and Chief Financial and Enterprise Services Officer from 1999 to 2001. Prior to that, Mr. Bryant was Senior Vice President and Chief Financial Officer in 1999, and Vice President and Chief Financial Officer from 1994 to 1999.
Sean M. Maloney (age 49) has been Executive Vice President and General Manager, Mobility Group, since January 2005. Prior to that, Mr. Maloney was Executive Vice President and General Manager, Intel Communications Group, from 2001 to January 2005; Executive Vice President and Director, Sales and Marketing Group, in 2001; Senior Vice President and Director, Sales and Marketing Group, from 1999 to 2001; Vice President and Director, Sales and Marketing Group, from 1998 to 1999; and Vice President, Sales, and General Manager, Asia-Pacific Operations, from 1995 to 1998.
Robert J. Baker (age 50) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since 2001, and was Vice President and General Manager, Components Manufacturing, from 2000 to 2001. Prior to that, Mr. Baker managed Fab Sort Manufacturing from 1999 to 2000 and Microprocessor Components Manufacturing from 1996 to 1999.
Patrick P. Gelsinger (age 44) has been Senior Vice President and General Manager, Digital Enterprise Group, since January 2005. Prior to that, Mr. Gelsinger was Chief Technology Officer from 2001 to January 2005; Chief Technology Officer, Computing Group, from 2000 to 2001; and Vice President and General Manager, Desktop Products Group, from 1996 to 2000.
Arvind Sodhani (age 51) has been Senior Vice President of Intel and President of Intel Capital since March 2005. Prior to that, he was Senior Vice President and Treasurer of Intel from February to March 2005; Vice President and Treasurer from 1990 to February 2005; and Treasurer from 1988 to 1990.
Anand Chandrasekher (age 42) has been Senior Vice President and General Manager, Sales and Marketing Group, since November 2005. Prior to that, he was Vice President and Director, Sales and Marketing Group, from January to November 2005; Vice President and General Manager, Mobile Platforms Group, from 2001 to January 2005; Vice President and General Manager, Intel Architecture Marketing Group, from 2000 to 2001; and Vice President and General Manager, Workstation Platforms Group, from 1997 to 2000.
David Perlmutter (age 52) has been Senior Vice President and General Manager, Mobility Group, since November 2005. Prior to that, he was Vice President and General Manager, Mobility Group, from January to November 2005; Vice President and General Manager, Mobile Platforms Group, from 2000 to January 2005; and Vice President, Microprocessor Group, and General Manager, Basic Microprocessor Division and Intel Israel Development Center, from 1996 to 2000.
D. Bruce Sewell (age 47) has been Senior Vice President and General Counsel since November 2005. Prior to that, he was Vice President and General Counsel from 2004 to November 2005; Vice President, Legal and Government Affairs and Deputy General Counsel from 2001 to 2004; and served in a variety of senior legal positions at Intel from 1995 to 2001.
Thomas M. Kilroy (age 48) has been Vice President and General Manager, Digital Enterprise Group, since September 2005. Prior to that, Mr. Kilroy was Vice President, Sales and Marketing Group, and co-President of Intel Americas, Inc. from 2003 to September 2005; Vice President, Sales and Marketing Group, and General Manager, Communication Sales Organization, during 2003; and Vice President, Sales and Marketing Group, and General Manager, Reseller Channel Operation, from 2000 to 2003.

Corporate Governance
Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body, responsible for hiring, overseeing and evaluating management, particularly the Chief Executive Officer (CEO); and management runs the company’s day-to-day operations. The Board believes that there should be a substantial majority of independent directors on the Board. The Board also believes that it is useful and appropriate to have members of management, including the CEO, as directors.
The current Board members include nine independent directors and two members of Intel’s senior management. The Board members are Craig R. Barrett, Intel’s Chairman of the Board; Ambassador Charlene Barshefsky, Senior International Partner at the Wilmer Cutler Pickering Hale and Dorr LLP law firm; E. John P. Browne, Group Chief Executive of BP plc; D. James Guzy, Chairman of Arbor Company; Reed E. Hundt, Principal, Charles Ross Partners, LLC; Paul S. Otellini, Intel’s Chief Executive Officer and President; James D. Plummer, John M. Fluke Professor of Electrical Engineering, Frederick E. Terman Dean of the School of Engineering, Stanford University; David S. Pottruck, Chairman and Chief Executive Officer of Red Eagle Ventures, Inc. and Chairman of Eos Airlines; Jane E. Shaw, retired Chairman and Chief Executive Officer of Aerogen, Inc.; John L. Thornton, Professor and Director of Global Leadership at Tsinghua University, Beijing, China; and David B. Yoffie, Max and Doris Starr Professor of International Business Administration, Harvard Business School. The Board also has one Director Emeritus, Gordon E. Moore, who may participate in Board meetings but does not vote.
Director Changes in 2005. At the 2005 annual meeting, Andrew S. Grove retired from the Board. Craig R. Barrett succeeded Dr. Grove as Chairman of the Board, and Paul S. Otellini succeeded Dr. Barrett as Chief Executive Officer. In July 2005, the Board elected James D. Plummer to the Board.
Adoption of Majority Vote Standard for Election of Directors. On January 18, 2006, the Board approved an amendment to Article III, Section 1 of Intel’s Bylaws to require directors to be elected by a majority of the votes cast with respect to such director in uncontested elections (number of shares voted “for” a director must exceed the number of votes cast against that director). In a contested election (a situation in which the number of nominees exceeds the number of directors to be elected), the standard for election of directors will be a plurality of the shares represented in person or by proxy at any such meeting and entitled to vote on the election of directors. If a nominee who is serving as a director is not elected at the annual meeting, under Delaware law the director would continue to serve on the Board as a “holdover director.” However, under our Bylaws, any director who fails to be elected must offer to tender his or her resignation to the Board. The Corporate Governance and Nominating Committee would then make a recommendation to the Board whether to accept or reject the resignation, or whether other action should be taken. The Board will act on the Corporate Governance and Nominating Committee’s recommendation and publicly disclose its decision and the rationale behind it within 90 days from the date the election results are certified. The director who tenders his or her resignation will not participate in the Board’s decision. If a nominee who was not already serving as a director is not elected at the annual meeting, under Delaware law that nominee would not become a director and would not continue to serve on the Board as a “holdover director.” In 2006, all nominees for the election of directors are currently serving on the Board.
For more information on our corporate governance, please see the sections of our proxy statement for our 2006 Annual Stockholders’ Meeting under the headings “The Board, Board Committees and Meetings” and “Corporate Governance Guidelines,” which are incorporated herein by reference.

ITEM 1A.   RISK FACTORS
Fluctuations in demand for our products may adversely affect our financial results.
If demand for our products fluctuates, our revenue and gross margin could be adversely affected. Important factors that could cause demand for our products to fluctuate include:

•	changes in customer product needs;
•	changes in the level of customers’ inventory;
•	changes in business and economic conditions, including a downturn in the semiconductor industry;
•	competitive pressures from companies that have competing products, chip architectures and manufacturing technologies;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.
If demand for our products is reduced, our manufacturing and/or assembly and test capacity could be under-utilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory planning decisions may cause us to record accelerated depreciation. In the long term, if demand for our products increases, we may not be able to add manufacturing and/or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize and record impairments of our assets.
The semiconductor industry and our operations are characterized by a high percentage of costs that are fixed or otherwise difficult to reduce in the short term, and by product demand that is highly variable and is subject to significant downturns that may adversely affect our business, results of operations and financial condition.
The semiconductor industry and our operations are characterized by high costs, such as those related to facility construction and equipment, research and development, and employment and training of a highly skilled workforce, that are either fixed or difficult to reduce in the short term. At the same time, demand for our products is highly variable and has experienced downturns, often in connection with maturing product cycles and downturns in general economic market conditions. These downturns have been characterized by reduced product demand, manufacturing overcapacity, high inventory levels and decreased average selling prices. The combination of these factors may cause our revenue, gross margin, cash flow and profitability to vary significantly both in the short term and over the long term.
We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could have an adverse effect on our ability to compete.
We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products; the products we invest in and develop may not be well received by customers; and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize and record impairments of our assets.

Fluctuations in the mix of products sold may adversely affect our financial results.
Because of the wide price differences among mobile, desktop and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue. Our financial results also depend in part on the mix of other products we sell, such as chipsets, flash memory and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development costs and higher start-up costs. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.
Our global operations subject us to risks that may negatively affect our results of operations and financial condition.
We have sales offices and research and development, manufacturing, and assembly and test facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations may be subject to risks that may limit our ability to manufacture, assemble and test, design, develop or sell products in particular countries, which could in turn have an adverse effect on our results of operations and financial condition, including:

•	health concerns;
•	natural disasters;
•	inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers and supply chain interruptions;
•	differing employment practices and labor issues;
•	local business and cultural factors that differ from our normal standards and practices;
•	regulatory requirements and prohibitions that differ between jurisdictions;
•	security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest; and
•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations and restrictions on our ability to repatriate earnings.
In addition, although most of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax and marketing expenses, are paid in local currencies. Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries in which we conduct business, and changes in currency controls with respect to such countries, could negatively impact our business, operating results and financial condition by resulting in lower revenue or increased expenses in such countries. In addition, changes in tariff and import regulations and to U.S. and non-U.S. monetary policies may also negatively impact our revenue in those affected countries. Varying tax rates in different jurisdictions could negatively impact our overall tax rate.
Failure to meet our production targets, resulting in undersupply or oversupply of products, may adversely impact our business and results of operations.
Manufacturing and assembly and test of integrated circuits is a complex process. Disruptions in this process can result from difficulties in our development and implementation of new processes, errors and interruptions in the processes, defects in materials and disruptions in our supply of materials or resources, all of which could affect the timing of production ramps and yields. Furthermore, we may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to increase production as desired, resulting in higher costs or substantial decreases in yields, which could impact our ability to produce sufficient volume to meet specific product demand. Furthermore, the unavailability or reduced availability of certain products could make it more difficult to implement our platform strategy. We may also experience increases in yields. A substantial increase in yields could result in higher inventory levels and the possibility of resulting excess capacity charges as we slow production to reduce inventory levels. In addition, higher yields, as well as other factors, can decrease overall unit costs and may cause us to revalue our existing inventory on certain products to their lower replacement cost, which would impact our gross margin in the quarters in which this revaluation occurs. The occurrence of any of these events could adversely impact our business and results of operations.
We may have difficulties obtaining the resources or products we need for manufacturing or assembling our products or operating other aspects of our business, which could adversely affect our ability to meet demand for our products and may increase our costs.
We have thousands of suppliers providing various materials that we use in production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production process or could make it more difficult for us to implement our platform strategy. In addition, production could be disrupted by the unavailability of the resources used in production such as water, silicon, electricity and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. The occurrence of any of these events could adversely impact our business and results of operations.

Costs related to product defects and errata may have an adverse impact on our results of operations and business.
Costs associated with unexpected product defects and errata (deviations from published specifications) include, for example, the costs of:

•	writing down the value of inventory of defective products;
•	disposing of defective products that cannot be fixed;
•	recalling defective products that have been shipped to customers;
•	providing product replacements for or modifications to defective products; and
•	defending against litigation related to defective products.
These costs could be substantial and may therefore increase our expenses and adversely affect our gross margin. In addition, our reputation with our customers or end users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. These factors could negatively impact our financial results and the prospects for our business.
We may be subject to claims of infringement of third-party intellectual property rights, which could adversely affect our business.
From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business. As a result of such intellectual property infringement claims, we could be required to:

•	pay third-party infringement claims;
•	discontinue manufacturing, using or selling the infringing products;
•	discontinue using the infringing technology or processes;
•	develop non-infringing technology, which could be time-consuming and costly or may not be possible; or
•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms or at all.
The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our production of affected items, our revenue could be negatively impacted.
We may be subject to litigation proceedings that could adversely affect our business.
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust and other issues. As described in “Legal Proceedings” in Part I, Item 3 of this Form 10-K, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from manufacturing or selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on business and results of operations for the period in which the ruling occurred or future periods.
We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.
Our ability to enforce our patents, copyrights, software licenses and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business in the manner discussed above. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products, due to an injunction, or we may have to pay material amounts of damages, which could in turn negatively affect our results of operations. In addition, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may negatively impact our competitive position and our business.

Our licenses with other companies and our participation in industry initiatives may allow other companies, including competitors, to use our patent rights.
Companies in the semiconductor industry often rely on the ability to license patents from each other in order to compete. Many of our competitors have broad licenses or cross-licenses with us, and under current case law, some of these licenses may permit these competitors to pass our patent rights on to others. If one of these licensees becomes a foundry, our competitors might be able to avoid our patent rights in manufacturing competing products. In addition, our participation in industry initiatives may require us to license our patents to other companies that adopt certain industry standards or specifications, even when such organizations do not adopt standards or specifications proposed by us. As a result, our patents implicated by our participation in industry initiatives might not be available for us to enforce against others who might otherwise be deemed to be infringing those patents, our costs of enforcing our licenses or protecting our patents may increase, and the value of our intellectual property may be impaired.
In order to compete, we must attract, retain and motivate key employees, and our failure to do so could have an adverse effect on our results of operations.
In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as employee stock options and restricted stock. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our results of operations and/or require us to increase the amount we expend on cash and other forms of compensation. In addition, our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” during our first quarter of 2006 will result in significant additional compensation expense compared to prior periods.
Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of 2006, the calculation of share-based compensation expense under SFAS No. 123(R) will require us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.
Our failure to comply with applicable environmental laws and regulations worldwide could adversely impact our business and results of operations.
The manufacture, assembly and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines and legal liabilities;
•	suspension of production;
•	alteration of our fabrication and assembly and test processes; or
•	curtailment of our operations or sales.
In addition, our failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of certain materials in our manufacturing, assembly and test processes or products. Any of these consequences could adversely impact our business and results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.

Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rates may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
•	changes in available tax credits;
•	changes in share-based compensation expense;
•	changes in the valuation of our deferred tax assets and liabilities;
•	changes in tax laws or the interpretation of such tax laws; and
•	the resolution of issues arising from tax audits with various tax authorities.
Any significant increase in our future effective tax rates could adversely impact net income for future periods.
In addition, the U.S. Internal Revenue Service (IRS) and other tax authorities regularly examine our income tax returns. The IRS has issued formal assessments related to amounts reflected on certain of our tax returns as a tax benefit for our export sales (see “Note 18: Contingencies” in Part II, Item 8 of this Form 10-K). Our results of operations could be adversely impacted if these assessments or any other assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.
We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. The success of these companies (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings or take advantage of liquidity events, such as initial public offerings, mergers and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. In addition, if we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and record the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our net income and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
At December 31, 2005, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total

Owned facilities[1]	27.0	12.9	39.9
Leased facilities[2]	2.4	3.2	5.6

Total facilities	29.4	16.1	45.5

[1]	Leases on portions of the land used for these facilities expire at varying dates through 2059.

[2]	These leases expire at varying dates through 2021 and generally include renewals at our option.
Our principal executive offices are located in the U.S. The majority of our wafer fabrication and research and development activities are also located at sites within the U.S. Outside of the U.S., we have wafer fabrication at our facilities in Ireland and Israel. The majority of our assembly and test facilities are located overseas, specifically in Malaysia, China, the Philippines and Costa Rica. In addition, we have sales and marketing offices located worldwide. These facilities are generally located near major concentrations of users.
We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.
We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see “Note 19: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
A. Tax Matters
In connection with the IRS’s regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS formally assessed in early 2005 certain adjustments to the amounts reflected by us on those returns as a tax benefit for export sales. Also in 2005, the IRS formally assessed similar adjustments to the amounts reflected by us for the years 2001 and 2002 as a tax benefit for export sales. We do not agree with these adjustments and have appealed the assessments. If the IRS prevails in its position, our federal income tax due for 1999 through 2002 would increase by approximately $1.0 billion, plus interest. The IRS may make similar claims for years subsequent to 2002 in future audits, and if the IRS prevails, income tax due for 2003 through 2005 would increase by approximately $1.2 billion, plus interest.
Although the final resolution of the adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

B. Litigation
Intel currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.
Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha,
and Related Consumer Class Actions and Government Investigations
In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 79 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California and the District of Delaware, as well as in various California, Kansas and Tennessee state courts. All the federal class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. Intel disputes AMD’s claims and the class-action claims, and intends to defend the lawsuits vigorously.
Intel is also subject to certain antitrust regulatory inquiries. In 2001, the European Commission commenced an investigation regarding claims by AMD that Intel used unfair business practices to persuade clients to buy Intel microprocessors. In June 2005, Intel received an inquiry from the Korea Fair Trade Commission requesting documents from Intel’s Korean subsidiary related to marketing and rebate programs that Intel entered into with Korean PC manufacturers. Intel is cooperating with these agencies in their investigations and expects that these matters will be acceptably resolved.
MicroUnity, Inc. v. Intel Corporation, et al.
U.S. District Court, Eastern District of Texas
In March 2004, MicroUnity filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claimed that Intel® Pentium® III, Pentium 4, Pentium M and Itanium 2 processors infringed seven MicroUnity patents, and that certain Intel chipsets infringed one MicroUnity patent. MicroUnity sought an injunction, unspecified damages and attorneys’ fees against both Intel and Dell. In October 2005, MicroUnity and Intel entered into a license agreement whereby Intel agreed to pay MicroUnity $300 million for a paid-up license to all MicroUnity patents and for certain other rights including rights on behalf of Intel customers. Under the agreement, MicroUnity dismissed all claims in the lawsuit against Intel and Dell with prejudice.
Barbara’s Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.
(formerly Deanna Neubauer, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.)
Third Judicial Circuit Court, Madison County, Illinois
In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel Pentium 4 processors are less powerful and slower than systems containing Intel Pentium III processors and a competitor’s microprocessors. In July 2004, the Court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing such microprocessors. The Court denied plaintiffs’ motion for reconsideration of this ruling. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending appellate review of the Court’s class certification order. The plaintiffs seek unspecified damages and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the market price range of Intel common stock and dividend information may be found in “Financial Information by Quarter (Unaudited)” in Part II, Item 8 of this Form 10-K. Additional information concerning dividends may be found in the following sections of this Form 10-K: “Selected Financial Data” in Part II, Item 6 and “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity” in Part II, Item 8.
In each quarter during 2005, we paid a cash dividend of $0.08 per common share, for a total of $0.32 for the year ($0.04 each quarter during 2004 for a total of $0.16 for the year). We have paid a cash dividend in each of the past 53 quarters. In January 2006, our Board of Directors declared a cash dividend of $0.10 per common share for the first quarter of 2006. The dividend is payable on March 1, 2006 to stockholders of record on February 7, 2006.
As of January 27, 2006, there were approximately 220,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities (In Millions—Except Per Share Amounts)

			Total
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	That May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Plans	Plans

October 2, 2005–October 29, 2005	4.6	$23.62	4.6	$24,890
October 30, 2005–November 26, 2005	—	$—	—	$24,890
November 27, 2005–December 31, 2005	113.4	$26.70	113.4	$21,863

Total	118.0	$26.58	118.0

We have an ongoing authorization, as amended, from the Board of Directors to repurchase shares of Intel’s common stock in the open market or in negotiated transactions. In November 2005, the Board of Directors authorized the repurchase of up to $25 billion in stock on or after October 1, 2005, which includes the remaining shares available for repurchase under previous authorizations, which were expressed as share amounts. We generally do not purchase stock during the “quiet period” that we have established in advance of the publication of our quarterly earnings release. For a discussion of our quiet periods, see “Status of Business Outlook” in Part II, Item 7 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA
Ten Years Ended December 31, 2005

			Research &	Operating
(In Millions)	Net Revenue	Gross Margin	Development	Income	Net Income

2005	$38,826	$23,049	$5,145	$12,090	$8,664
2004	$34,209	$19,746	$4,778	$10,130	$7,516
2003	$30,141	$17,094	$4,360	$7,533	$5,641
2002	$26,764	$13,318	$4,034	$4,382	$3,117
2001	$26,539	$13,052	$3,796	$2,256	$1,291
2000	$33,726	$21,076	$3,897	$10,395	$10,535
1999	$29,389	$17,553	$3,111	$9,767	$7,314
1998	$26,273	$14,185	$2,509	$8,379	$6,068
1997	$25,070	$15,125	$2,347	$9,887	$6,945
1996	$20,847	$11,683	$1,808	$7,553	$5,157

	Basic	Diluted
	Earnings	Earnings	Weighted Average	Dividends	Dividends	Net Investment in
	Per	Per	Diluted Shares	Declared	Paid Per	Property, Plant
(In Millions—Except Per Share Amounts)	Share[1]	Share[1]	Outstanding	Per Share	Share	& Equipment

2005	$1.42	$1.40	6,178	$.320	$.320	$17,111
2004	$1.17	$1.16	6,494	$.160	$.160	$15,768
2003	$0.86	$0.85	6,621	$.080	$.080	$16,661
2002	$0.47	$0.46	6,759	$.080	$.080	$17,847
2001	$0.19	$0.19	6,879	$.080	$.080	$18,121
2000	$1.57	$1.51	6,986	$.070	$.070	$15,013
1999	$1.10	$1.05	6,940	$.055	$.055	$11,715
1998	$0.91	$0.86	7,035	$.025	$.033	$11,609
1997	$1.06	$0.97	7,179	$.029	$.028	$10,666
1996	$0.78	$0.73	7,101	$.024	$.023	$8,487

				Additions to
		Long-Term		Property,	Employees at
		Debt & Put	Stockholders’	Plant &	Year-End
(In Millions—Except Employees)	Total Assets	Warrants[2]	Equity	Equipment	(In Thousands)

2005	$48,314	$2,106	$36,182	$5,818	99.9
2004	$48,143	$703	$38,579	$3,843	85.0
2003	$47,143	$936	$37,846	$3,656	79.7
2002	$44,224	$929	$35,468	$4,703	78.7
2001	$44,395	$1,050	$35,830	$7,309	83.4
2000	$47,945	$707	$37,322	$6,674	86.1
1999	$43,849	$1,085	$32,535	$3,403	70.2
1998	$31,471	$903	$23,377	$4,032	64.5
1997	$28,880	$2,489	$19,295	$4,501	63.7
1996	$23,735	$1,003	$16,872	$3,024	48.5

[1]	Amortization of goodwill reduced basic earnings per share by $0.23 in 2001, $0.19 in 2000 and $0.05 in 1999, and reduced diluted earnings per share by $0.22 in 2001, $0.18 in 2000 and $0.05 in 1999. As of 2002, goodwill is no longer amortized.

[2]	During 2000, all remaining put warrants outstanding expired unexercised.
The ratio of earnings to fixed charges for each of the five years in the period ended December 31, 2005 was as follows:

2005	2004	2003	2002	2001

169x	107x	72x	32x	18x
Fixed charges consist of interest expense, the estimated interest component of rent expense and capitalized interest.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with Intel’s overall strategy and the strategy for our major operating segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. The Strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for 2005 compared to 2004, and for 2004 compared to 2003, beginning with an Overview. Following the analysis of our results, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Financial Condition,” “Contractual Obligations” and “Off-Balance-Sheet Arrangements.” We then conclude this MD&A with our Business Outlook section, discussing our outlook for 2006.
This MD&A should be read in conjunction with the other sections of this Form 10-K, including Part I, “Item 1: Business”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, “Item 1A: Risk Factors” and the Business Outlook section. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of February 22, 2006.
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
Our strategy focuses on taking customer needs into account in developing the next generation of products and platforms that will enable new form factors and new usage models for businesses and consumers. We believe that the end users of computing and communications systems and devices want products based on platform solutions. We define a platform as a collection of technologies that are designed to work together to provide a better end-user solution than if the ingredients were used separately. Our platforms consist of standards and initiatives such as WiFi and WiMAX; hardware and software that may include technologies such as HT Technology, Intel Virtualization Technology and Intel AMT; and services. In developing our platforms, we may include ingredients sold by other companies. The success of our strategy to offer platform solutions is dependent on our ability to select and incorporate ingredients that customers value, and to market the platforms effectively.
We also believe that users of computing and communications systems and devices want improved overall performance and/or improved performance per watt. Improved overall performance can include faster processing performance and/or other improved capabilities such as multithreading and/or multitasking, and improved connectivity, security, manageability, reliability, ease of use and/or interoperability among devices. Improved performance per watt involves balancing the addition of these types of improved performance factors with the power consumption of the platform. Lower power consumption may reduce system heat output, provide power savings, and reduce the total cost of ownership for the end user. It is our goal to incorporate these improvements in our various products and platforms to meet end-user demands. In line with these efforts, we are focusing our efforts on dual-core microprocessors. Dual-core microprocessors contain two processor cores, rather than just one processor core, which enables improved multitasking with improved performance per watt.
We make equity investments in companies around the world to further our strategic objectives and support our key business initiatives, including investments through our Intel Capital program. We generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry or worldwide Internet deployment. We invest in companies that develop software, hardware or services supporting our technologies. Our current investment focus areas include helping to enable mobile wireless devices, advance the digital home, enhance the digital enterprise, advance high-performance communications infrastructures and develop the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
We plan to continue to cultivate new businesses and work with the computing, communications and consumer electronics industries through standards bodies, trade associations, OEMs, ODMs, and independent software and operating system vendors, to encourage the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to expand the infrastructure for wireless connectivity, including wireless broadband. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our platform solutions. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer.
During the first quarter of 2005, we reorganized our operating segments to bring all major product groups in line with our strategy to design and deliver technology platforms. Our operating segments after the first-quarter reorganization included the Digital Enterprise Group, the Mobility Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. In the fourth quarter of 2005, we added the Flash Memory Group. The Flash Memory Group offers NOR flash memory products, which were previously reported within the Mobility Group operating segment, and beginning in 2006, also offers NAND flash memory products that we purchase from IMFT.
Digital Enterprise Group
The Digital Enterprise Group designs and delivers computing and communications platforms for businesses and service providers. DEG products are incorporated into desktop computers, the infrastructure for the Internet and enterprise computing servers. DEG platforms for businesses are designed to increase employee productivity and reduce total cost of ownership. We develop these platforms based on our processors, chipsets, board-level products, wired connectivity products, and products for network and server storage. The processors offered by DEG are designed for various market segments, and include microprocessors that are optimized for use in the desktop and server computing market segments, and products designed for the communications infrastructure, including network processors and embedded microprocessors. Although DEG’s strategic focus is on business platform solutions, the group also offers products marketed to the consumer desktop computing market segment. Consumer desktop platforms that are designed and marketed specifically for the digital home are offered by the Digital Home Group.
Our strategy for the desktop computing market segment is to introduce platforms with improved performance per watt, tailored to the needs of different market segments using a tiered branding approach. For desktop performance platforms, we offer the Intel Pentium 4 processor supporting HT Technology, and the Intel Pentium D processor. In addition, current versions of the Intel Core Duo processor that were originally designed for mobile form factors are also available for small desktop form factors. For value desktop platforms, we offer the Intel Celeron processor and the Intel Celeron D processor, which are designed to meet the core computing needs and affordability requirements of value-conscious PC users. We also offer chipsets designed and optimized for use in desktop platforms.
Our strategy for the enterprise computing market segment is to provide competitive price for performance in platforms that increase end-user value in the areas of power management, security, and manageability for entry-level to high-end servers and workstations. Our Intel Xeon processor family of products supports a range of entry-level to high-end technical and commercial computing applications. These products have been enhanced with Intel EM64T, our 64-bit extension technology. Our Intel Itanium processor family, which is based on Intel’s 64-bit architecture and includes the Intel Itanium 2 processor, generally supports an even higher level of computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. We also offer chipsets designed and optimized for use in both server and workstation platforms.
For the communications infrastructure, we deliver products that are basic building blocks for modular communications platforms. These products include advanced programmable network processors, based on Intel XScale technology, used to manage and direct data moving across the Internet and corporate networks. We also offer embedded microprocessors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems.
Mobility Group
The Mobility Group designs and delivers platforms for notebook PCs and handheld computing and communications devices. The Mobility Group’s products include microprocessors and related chipsets designed for the notebook market segment, wireless connectivity products, and application and cellular baseband processors used in cellular handsets and handheld computing devices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Our strategy for notebook PCs is to deliver platforms with optimized performance, battery life, form factor and wireless connectivity. For performance mobility users, we offer the Intel Core Duo processor, the Intel Core Solo and the Intel Pentium M processor. For value mobile platforms, we offer the Intel Celeron M processor and the Mobile Intel Celeron processor. The primary platforms offered by the Mobility Group are the Intel Centrino mobile technology platform and the Intel Centrino Duo mobile technology platform. We also offer wireless connectivity solutions based on the 802.11 industry standard. In addition, we are developing wireless connectivity solutions for networks based on the 802.16 industry standard, commonly known as WiMAX. The current versions of our WiMAX products are used in high-speed, fixed wireless broadband networks.
Our application and cellular baseband processors utilize Intel XScale technology. Intel XScale technology provides processing and multimedia graphics capability for data-enabled mobile phones and PDAs. We offer application processors sold as discrete chips or in stacked packaging solutions (stacking an application processor with memory).
Flash Memory Group
The strategy for the Flash Memory Group is to provide advanced flash memory products for cellular phones, digital audio players and embedded form factors. We offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In support of our strategy, we offer NOR flash memory products such as Intel StrataFlash wireless memory for advanced mobile phone designs. In addition to product offerings for cellular customers, we offer NOR flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes NOR flash memory products found in various applications, including set-top boxes, networking products, and other devices including DVD players and DSL and cable modems. Additionally, in January 2006 we formed IMFT, a NAND flash memory manufacturing company, with Micron. Products manufactured by IMFT and sold by Intel are currently being used in digital audio players.
We offer a variety of stacked memory products, including products based on our NOR flash, as well as our NOR flash plus SRAM and/or NAND flash, which we currently purchase from third-party vendors. Stacking of memory products refers to packaging several memory chips together.
Digital Home Group
The strategy for the Digital Home Group is to design and deliver computing- and communications-oriented platforms that meet the demands of consumers as digital content becomes increasingly accessible through a variety of connected digital devices within the home. We are focusing on components for digital home living-room entertainment applications and PCs designed for the digital home. We offer Intel Viiv technology-based platforms for use in the digital home. Platforms based on Intel Viiv technology include the Intel Pentium D, Pentium Processor Extreme Edition or Intel Core Duo processor, as well as a chipset, a network connectivity device and enabling software, all optimized to work together in the digital home environment. We also offer microprocessors and chipsets for embedded consumer electronics designs, such as digital televisions, video recorders and set-top boxes.
Digital Health Group
The strategy for the Digital Health Group is to target global business opportunities in healthcare research, diagnostics and productivity, as well as personal healthcare. In support of this strategy, the Digital Health Group is focusing on healthcare information technologies, personal health products and bio-medical products.
Channel Platforms Group
The strategy for the Channel Platforms Group is to expand on Intel’s worldwide presence and success in global markets by accelerating channel growth. In addition, the Channel Platforms Group is developing unique platform solutions designed to meet local market needs in certain geographies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Critical Accounting Estimates
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair manufacturing assets or accelerate their depreciation; and valuation of inventory, which impacts gross margin. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as policies for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Non-Marketable Equity Securities
We typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At December 31, 2005, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $561 million ($507 million at December 25, 2004).
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
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity securities were approximately $103 million in 2005 ($115 million in 2004 and $319 million in 2003).
Income Taxes
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
Long-Lived Assets
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
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new shorter useful lives. Impairments and accelerated depreciation of long-lived assets were approximately $20 million in 2005 (approximately $50 million in 2004 and $220 million in 2003).
Inventory
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Results of Operations
Overview
2005 was a year of many notable accomplishments for Intel. We experienced our third year of double-digit growth in annual revenue, gross margin dollars, operating profit and net income. The majority of the growth during 2005 was due to the success of our notebook computing platforms. Our financial position remains strong, and we generated $14.8 billion in cash flows from operations in 2005. We were able to return a total of $12.6 billion to stockholders through our highest level of stock repurchases and dividends in our company’s history. We also underwent the largest reorganization in our company’s history, which re-aligned our company around platform solutions, and we embarked on a massive rebranding effort. While the first half was strong, our results for the second half were lower than seasonal. Our results for the fourth quarter were lower than expected, primarily due to the strong competitive landscape.
In 2006, we are planning for further growth in revenue and gross margin dollars, although we expect this growth to be tempered somewhat from the growth rates of recent years due to the expectation of some pricing pressure and a sustained competitive landscape. However, with the introduction of compelling new platforms and a strong processor roadmap, we believe that we are positioned well for future growth. Our new platforms include the recently introduced Intel Centrino Duo mobile technology and our new platform brand for the digital home, Intel Viiv technology. We also expect to launch a new microarchitecture in the second half of 2006 that we believe will deliver performance-per-watt leadership in the desktop, mobile and server market segments. In addition, we are focusing on new business opportunities, including the introduction of Intel microprocessor-based systems by Apple Computer, Inc., and our entrance into the NAND flash memory market through IMFT, the venture we formed in January 2006 with Micron. We anticipate that a fast ramp of our dual-core microprocessor products on our industry-leading 65-nanometer process technology will enable and enhance these growth opportunities. The ramp of our 65-nanometer microprocessor products will also enable increased chipset capacity as we transition our chipset production to our 90-nanometer process technology.
The following table sets forth the consolidated statements of income and the related percentages of net revenue for the periods indicated:

	2005		2004		2003

		% of		% of		% of
(Dollars in Millions)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

Net revenue	$38,826	100.0%	$34,209	100.0%	$30,141	100.0%
Cost of sales	15,777	40.6%	14,463	42.3%	13,047	43.3%

Gross margin	23,049	59.4%	19,746	57.7%	17,094	56.7%

Research and development	5,145	13.3%	4,778	14.0%	4,360	14.5%
Marketing, general and administrative	5,688	14.7%	4,659	13.6%	4,278	14.2%
Impairment of goodwill	—	—	—	—	617	2.0%
Amortization and impairment of acquisition-related intangibles and costs	126	0.3%	179	0.5%	301	1.0%
Purchased in-process research and development	—	—	—	—	5	—

Operating income	12,090	31.1%	10,130	29.6%	7,533	25.0%
Losses on equity securities, net	(45)	(0.1)%	(2)	—	(283)	(0.9)%
Interest and other, net	565	1.5%	289	0.9%	192	0.6%

Income before taxes	12,610	32.5%	10,417	30.5%	7,442	24.7%
Provision for taxes	3,946	10.2%	2,901	8.5%	1,801	6.0%

Net income	$8,664	22.3%	$7,516	22.0%	$5,641	18.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The following table sets forth information on our geographic regions for the periods indicated:

	2005		2004		2003

		% of		% of		% of
(Dollars in Millions)	Revenue	Total	Revenue	Total	Revenue	Total

Asia-Pacific	$19,330	50%	$15,380	45%	$12,161	40%
Europe	8,210	21%	7,755	23%	6,868	23%
Americas	7,574	19%	7,965	23%	8,403	28%
Japan	3,712	10%	3,109	9%	2,709	9%

Total	$38,826	100%	$34,209	100%	$30,141	100%

Our net revenue for 2005 was $38.8 billion, an increase of $4.6 billion, or 13.5%, compared to 2004. This increase was primarily due to higher revenue from sales of mobile microprocessors and higher chipset revenue. Fiscal year 2005 was a 53-week fiscal year in contrast to fiscal year 2004, which was a 52-week fiscal year.
Our Asia-Pacific region’s revenue was approximately 50% of our total revenue in 2005 and continues to be our fastest growing region, increasing 26% compared to 2004 and reflecting the movement of more of our customers’ PC supply chains to Asia. This movement in the supply chain has negatively affected our sales in the Americas region, which decreased 5% compared to 2004. Japan revenue increased 19% and Europe revenue increased 6% during 2005 compared to 2004. We continued to see growth in both mature and emerging markets.
Overall gross margin dollars for 2005 were $23.0 billion, an increase of $3.3 billion, or 17%, compared to 2004. Our overall gross margin percentage increased to 59.4% in 2005 from 57.7% in 2004. The overall gross margin percentage was positively affected by a mix shift of our total revenue to the Mobility Group, which has a higher gross margin percentage. The gross margin percentages for the Digital Enterprise Group and Flash Memory Group were higher and the gross margin percentage for the Mobility Group was lower in 2005 compared to 2004. As a result of a litigation settlement agreement with MicroUnity, we recorded a $140 million charge to cost of sales in 2005, of which $110 million was allocated to the Digital Enterprise Group and $30 million was allocated to the Mobility Group. The 2004 gross margin was affected by a litigation settlement with Intergraph in which we recorded a $162 million charge to cost of sales, of which $120 million was allocated to the Digital Enterprise Group and $42 million was allocated to the Mobility Group. See Business Outlook later in this section for a discussion of gross margin expectations.
Our net revenue for 2004 was $34.2 billion, an increase of $4.1 billion, or 13.5%, compared to 2003. This increase was primarily due to higher net revenue from sales of microprocessors in the Digital Enterprise Group and the Mobility Group operating segments.
In 2004, our Asia-Pacific region’s revenue made up the largest portion of our total revenue and increased 26%, reflecting both growth in local consumption and movement of more of the production for our customers’ PC supply chains to Asia. This movement in the supply chain negatively affected the Americas region, with a decrease in revenue of 5% in 2004 compared to 2003. Japan revenue increased 15%, and the Europe region’s revenue increased 13% in 2004 compared to 2003.
Overall gross margin dollars for 2004 were $19.7 billion, an increase of $2.7 billion, or 16%, compared to 2003. Our overall gross margin percentage increased to 57.7% in 2004 from 56.7% in 2003. As a result of a litigation settlement agreement with Intergraph, we recorded a $162 million charge to cost of sales in 2004. The gross margin percentage for the Digital Enterprise Group operating segment was higher than in 2003, and the gross margin percentages for the Mobility Group and Flash Memory Group operating segments were approximately flat compared to 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) for the three years ended December 31, 2005 were as follows:

(In Millions)	2005	2004	2003

Microprocessor revenue	$19,412	$19,426	$17,991
Chipset, motherboard and other revenue	5,725	5,352	5,068

Total revenue	$25,137	$24,778	$23,059
Operating income	$9,006	$8,851	$8,017
Revenue for the DEG operating segment was approximately flat compared to 2004. Revenue from sales of microprocessors was approximately flat, with slightly higher unit sales being offset by slightly lower average selling prices. Revenue from sales of server microprocessors in 2005 was negatively affected by the highly competitive server market. Chipsets, motherboard and other revenue was higher, primarily due to higher average selling prices of chipsets. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments, previously included within the former Intel Architecture business operating segment, as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in other revenue above.
Operating income was also approximately flat, at $9.0 billion in 2005 compared to $8.85 billion in 2004. The operating income for DEG was positively affected by lower microprocessor unit costs and higher chipset revenue. These improvements were offset by approximately $380 million of higher start-up costs in 2005, primarily related to our 65-nanometer process technology. Products based on our 65-nanometer process technology began shipping in the fourth quarter of 2005. Although revenue was flat, operating expenses increased in 2005, which negatively affected operating income. Both periods were negatively affected by litigation settlement agreements. Results for 2005 included a charge related to a settlement agreement with MicroUnity, and results for 2004 included a charge related to a settlement agreement with Intergraph.
For 2004, revenue for the DEG operating segment increased by $1.7 billion, or 7%, compared to 2003. The increase in DEG revenue was primarily due to higher unit sales of microprocessors and motherboards. The increase was partially offset by lower average selling prices for microprocessors designed for desktop platforms, and lower chipset revenue. We ramped our 90-nanometer process technology in 2004 and exited the year with the majority of microprocessors shipped by the DEG operating segment being manufactured on this technology.
Operating income increased to $8.85 billion in 2004 compared to $8.0 billion in 2003. The increase was primarily due to the impact of higher revenue and lower unit costs for microprocessors, as well as approximately $160 million of lower manufacturing start-up costs. These increases in operating income were partially offset by higher operating expenses, lower chipset revenue and the negative impact of reducing the carrying value of ending chipset inventory to lower current replacement costs. In addition, we recorded a charge in 2004 related to a settlement agreement with Intergraph.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Mobility Group
The revenue and operating income for the Mobility Group (MG) for the three years ended December 31, 2005 were as follows:

(In Millions)	2005	2004	2003

Microprocessor revenue	$8,704	$5,667	$4,120
Chipset, motherboard and other revenue	2,427	1,314	966

Total revenue	$11,131	$6,981	$5,086
Operating income	$5,330	$2,833	$1,743
Revenue for the MG operating segment increased by $4.15 billion, or 59%, in 2005 compared to 2004. This increase was primarily due to significantly higher revenue from sales of microprocessors, which increased $3.0 billion, or 54%, in 2005 compared to 2004, reflecting the continued growth in the notebook market segment. Increased use of microprocessors designed specifically for mobile platforms in notebook computers also contributed to the higher revenue. The higher revenue from sales of microprocessors was due to significantly higher unit sales, partially offset by lower average selling prices, primarily due to higher unit sales of the Celeron M processor, our value mobile processor. Revenue from sales of chipsets and wireless connectivity products also increased significantly in 2005 compared to 2004, primarily due to the success of Intel Centrino mobile technology. Revenue from application processors, which are based on Intel XScale technology, increased due to growth in data-enabled cellular phones, and is included in “chipset, motherboard and other revenue” above.
Operating income increased to $5.3 billion in 2005 from $2.8 billion in 2004. The significant increase in operating income was primarily due to higher revenue. In addition, operating expenses for the MG operating segment did not increase as fast as revenue, and microprocessor unit costs were lower. These increases in operating income were partially offset by approximately $170 million of higher start-up costs in 2005, primarily related to our 65-nanometer process technology. Products based on our 65-nanometer process technology began shipping in the fourth quarter of 2005.
For 2004, revenue for the MG operating segment increased by $1.9 billion, or 37%, compared to 2003. The increase in MG revenue was primarily due to substantially higher unit sales of microprocessors designed for notebooks. The increase in revenue was primarily due to the success of our Intel Centrino mobile technology platform, which also resulted in higher sales of mobile chipset products and wireless connectivity products. We ramped our 90-nanometer process technology in 2004 and exited the year with the majority of microprocessors shipped by the MG operating segment being manufactured on this technology.
Operating income increased to $2.8 billion in 2004 compared to $1.7 billion in 2003. The increase was primarily due to the impact of higher revenue and lower unit costs for microprocessors. These increases in operating income were partially offset by higher operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Flash Memory Group
The revenue and operating loss for the Flash Memory Group (FMG) for the three years ended December 31, 2005 were as follows:

(In Millions)	2005	2004	2003

Revenue	$2,278	$2,285	$1,608
Operating income (loss)	$(154)	$(149)	$(152)
Revenue for the FMG operating segment remained approximately flat in 2005 at $2.3 billion compared to 2004. Revenue was positively affected by higher unit sales and negatively affected by lower average selling prices. Operating loss remained approximately flat in 2005 at $154 million, compared to $149 million in 2004. The operating loss was positively affected by lower unit costs and negatively affected by higher operating expenses. In 2006, we will continue ramping Intel StrataFlash products on 90-nanometer process technology, and plan to grow revenue within the highly competitive NOR market segment. Additionally, in 2006, FMG will also include the results of sales of NAND flash memory products.
For 2004, revenue for the FMG operating segment increased $677 million, or 42%, compared to 2003. The increase in FMG revenue was primarily due to higher unit sales. Operating loss remained approximately flat in 2004 at $149 million, compared to $152 million in 2003. The operating loss was positively affected by higher revenue, as well as approximately $100 million from lower inventory write-offs for flash memory products due to improved demand and sales of NOR flash memory inventory that had been previously written down. This positive effect was offset by higher unit costs for flash memory products, as we sold higher density products, and by the impact of reducing the carrying value of ending inventory to lower current replacement costs.
Operating Expenses
Operating expenses for the three years ended December 31, 2005 were as follows:

(In Millions)	2005	2004	2003

Research and development	$5,145	$4,778	$4,360
Marketing, general and administrative	$5,688	$4,659	$4,278
Impairment of goodwill	$—	$—	$617
Amortization and impairment of acquisition-related intangibles and costs	$126	$179	$301
Purchased in-process research and development	$—	$—	$5
Research and development spending increased $367 million, or 8%, in 2005 compared to 2004, and increased $418 million, or 10%, in 2004 compared to 2003. The increase in 2005 compared to 2004 was primarily due to higher headcount and profit-dependent compensation expenses, partially offset by lower expenses related to development for our next-generation 65-nanometer manufacturing process technology. In addition, fiscal year 2005 included 53 weeks in contrast to 52 weeks in 2004. The increase in 2004 compared to 2003 was primarily due to higher expenses related to development of manufacturing process technologies, including our 65-nanometer process on 300mm wafers, and higher expenses for product development programs, as well as higher profit-dependent compensation expenses.
Marketing, general and administrative expenses increased $1.0 billion, or 22%, in 2005 compared to 2004, and increased $381 million, or 9%, in 2004 compared to 2003. The increase in 2005 was primarily due to higher marketing program spending, higher headcount and higher profit-dependent compensation expenses as well as the extra work week. The increase in 2004 was primarily due to higher cooperative advertising expenses (as a result of higher revenue from sales of microprocessors in the DEG and MG operating segments, and because our customers used a higher percentage of their available Intel Inside program funds) and increased profit-dependent compensation expenses. In addition, the increase was due to higher marketing expenses from additional marketing programs and increased advertising expenses.
Research and development along with marketing, general and administrative expenses were 28% of net revenue in 2005 and 2004, and 29% of net revenue in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Amortization of acquisition-related intangibles and costs was $126 million in 2005 ($179 million in 2004 and $301 million in 2003). The decreased amortization each year compared to the previous year was primarily due to a portion of the intangibles related to prior acquisitions becoming fully amortized.
During 2005 and 2004, we completed annual reviews and concluded that goodwill was not impaired in either year. During 2003, under the former reporting unit structure, we found indicators of impairment of goodwill and recorded a non-cash impairment charge of $611 million, which was included as a component of operating income in the “all other” category for segment reporting purposes. Under the former reporting structure, the wireless communications business unit had not performed as management had expected. It became apparent that the business was expected to grow more slowly than had previously been projected. A slower-than-expected rollout of products and slower-than-expected customer acceptance of the reporting unit’s products in the cellular baseband processor business, as well as a delay in the transition to next-generation phone networks, had pushed out the forecasts for sales into high-end data cell phones. These factors resulted in lower growth expectations for the reporting unit and triggered the goodwill impairment. Also during 2003, the goodwill related to one of our seed businesses, included in the “all other” category, was impaired.
Losses on Equity Securities, Interest and Other, and Provision for Taxes
Losses on equity securities, net, interest and other, net and provision for taxes for the three years ended December 31, 2005 were as follows:

(In Millions)	2005	2004	2003

Losses on equity securities, net	$(45)	$(2)	$(283)
Interest and other, net	$565	$289	$192
Provision for taxes	$(3,946)	$(2,901)	$(1,801)
Losses on equity securities, net for 2005 were $45 million compared to $2 million for 2004. The net loss for 2005 included impairments of $208 million, primarily due to a $105 million impairment charge on our investment in Micron. The impairment was principally based on our assessment during the second quarter of 2005 of Micron’s financial results and the fact that the market price of Micron’s stock had been below our cost basis for an extended period of time, as well as the competitive pricing environment for DRAM products. The net loss for 2004 included impairments of approximately $117 million, primarily on non-marketable equity securities. Gains on equity transactions of $163 million largely offset the impairments for 2005 ($115 million for 2004).
Losses on equity securities, net for 2004 were $2 million compared to $283 million for 2003. The improvement was primarily driven by lower impairment charges on investments, particularly on non-marketable equity securities ($117 million for 2004 and $319 million for 2003). The decrease in the impairment charges in 2004 reflected the decrease in the total carrying amount of the non-marketable equity investment portfolio that had occurred over the previous couple of years. Both periods had gains on equity transactions that offset impairments.
Interest and other, net increased to $565 million in 2005 compared to $289 million in 2004, reflecting higher interest income as a result of higher interest rates. Interest and other, net increased to $289 million in 2004 compared to $192 million in 2003, reflecting higher interest income as a result of higher average investment balances and higher interest rates. Interest and other, net for 2004 also included approximately $60 million of gains associated with terminating financing arrangements for manufacturing facilities and equipment in Ireland.
Our effective income tax rate was 31.3% in 2005 (27.8% in 2004 and 24.2% in 2003). The rate for 2005 included an increase to the tax provision of approximately $265 million as a result of the decision to repatriate foreign earnings under the American Jobs Creation Act of 2004 (the Jobs Act), which was partially offset by the reversal of previously accrued items. The tax rate for 2004 included a $195 million reduction to the tax provision, primarily from additional benefits for export sales along with state tax benefits for divestitures, as well as the reversal of previously accrued taxes, primarily related to the closing of a state income tax audit. The rate for 2003 included a $758 million reduction to the tax provision related to divestitures, partially offset by the non-deductible goodwill impairment charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Financial Condition
Our financial condition remains strong. At December 31, 2005, cash, short-term investments and fixed income debt instruments included in trading assets totaled $12.4 billion, down from $16.8 billion at December 25, 2004. At December 31, 2005, total short-term and long-term debt was $2.4 billion and represented 6.7% of stockholders’ equity (at December 25, 2004, total debt was $904 million and represented 2.3% of stockholders’ equity).
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For 2005, cash provided by operating activities was $14.8 billion, compared to $13.1 billion in 2004 and $11.5 billion in 2003. In 2005 compared to 2004, the majority of the increase in cash provided by operating activities was from maturities of trading assets in excess of purchases and higher net income. In 2004 compared to 2003, the majority of the increase in cash provided by operating activities was due to higher net income. Income taxes payable increased compared to 2004 due to timing of estimated payments and the impact of repatriation under the Jobs Act. Accounts receivable increased in 2005 compared to 2004, primarily due to higher revenue and a higher proportion of sales occurring at the end of the fourth quarter. Accounts receivable was approximately flat in 2004 compared to 2003. For 2005, our two largest customers accounted for 35% of net revenue, with one of these customers accounting for 19% of revenue and another customer accounting for 16%. For 2004, our two largest customers accounted for 35% of net revenue (34% of net revenue for 2003). Additionally, these two largest customers accounted for 42% of net accounts receivable at December 31, 2005 (34% at December 25, 2004 and 31% at December 27, 2003). Inventories in 2005 increased compared to 2004 levels, primarily due to ramping of new products. Inventories were approximately flat in 2004 compared to 2003 levels.
Investing cash flows consist primarily of capital expenditures, the proceeds from investment maturities and payment for investments acquired. We used $6.4 billion in net cash for investing activities during 2005, compared to $5.0 billion during 2004 and $7.1 billion during 2003. The higher cash used in investing activities in 2005 compared to 2004 resulted from capital spending, primarily driven by investments in 65-nanometer production equipment. Capital spending was $5.8 billion in 2005 ($3.8 billion in 2004 and $3.7 billion in 2003). Capital spending for 2006 is expected to be $6.9 billion, plus or minus $200 million, primarily driven by investments in 300mm, 45-nanometer production equipment. During 2005, we also paid $191 million in cash for acquisitions, net of cash acquired. Other investing activities included intellectual property assets acquired as a result of a settlement agreement with MicroUnity for $160 million. The higher net purchases of available-for-sale investments in 2004 compared to 2005 were due to improved corporate credit profiles that facilitated a slight shift in our portfolio of investments in debt securities to longer term maturities. The higher cash used in investing activities in 2003 compared to 2004 also resulted from higher net purchases of available-for-sale investments due to improved corporate credit profiles that facilitated a slight shift in our portfolio of investments in debt securities to longer term maturities that year.
Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders and additions to long-term debt. We used $9.5 billion in net cash for financing activities in 2005 compared to $7.7 billion in 2004 and $3.9 billion in 2003. During 2005, our Board of Directors amended the company’s ongoing authorization to repurchase up to $25 billion in shares of Intel’s common stock in open market or negotiated transactions, and in 2005 we purchased 418 million shares of common stock for $10.6 billion (301 million shares for $7.5 billion in 2004 and 176 million shares for $4.0 billion in 2003). At December 31, 2005, $21.9 billion remained available for repurchase under existing repurchase authorizations. Payment of dividends was $2.0 billion in 2005 ($1.0 billion in 2004 and $524 million in 2003) due to an increase in the quarterly cash dividend from $0.04 per share to $0.08 per share effective beginning in the first quarter of 2005. On January 19, 2006, our Board of Directors declared a cash dividend of $0.10 per share effective the first quarter of 2006. The dividend is payable on March 1, 2006 to stockholders of record on February 7, 2006. Additions to long-term debt included $1.6 billion in proceeds from the issuance of 2.95% junior subordinated convertible debentures (the debentures) due 2035. The proceeds from the debentures are available for general corporate purposes, as well as to purchase shares of Intel common stock. Additions to long-term debt also included $160 million in 4.375% bonds issued by the Industrial Development Authority of the City of Chandler, Arizona (the Arizona bonds) due 2035. The proceeds from the issuance of the Arizona bonds will be used to finance the costs of acquisition, construction and installation of certain industrial sewage and wastewater treatment facilities and solid waste disposal facilities as part of our semiconductor manufacturing plant located in the City of Chandler, Arizona. Financing sources of cash during 2005 also included $1.2 billion in proceeds from the sale of shares pursuant to employee equity incentive plans ($894 million in 2004 and $967 million in 2003).
During January 2006, Micron and Intel formed IMFT. As part of the initial capital contribution to IMFT, Intel paid $500 million in cash in January 2006, issued $581 million in notes, and owes an additional $115 million in cash in exchange for a 49% interest in IMFT.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. Maximum borrowings under our commercial paper program during 2005 were approximately $150 million, although no commercial paper was outstanding at the end of the period. We also maintain the ability to issue an aggregate of $1.4 billion in debt, equity and other securities under SEC shelf registration statements.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases and potential future acquisitions or strategic investments.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2005, which are expected to have an effect on our liquidity and cash flows in future periods:

	Payments Due by Period

		Less than			More than
(In Millions)	Total	1 year	1–3 years	3–5 years	5 years

Operating lease obligations	$434	$114	$141	$77	$102
Capital purchase obligations[1]	2,743	2,696	47	—	—
Other purchase obligations and commitments[2]	448	273	175	—	—
Long-term debt obligations	2,124	18	117	204	1,785
Other long-term liabilities[3]	144	20	39	23	62

Total[4]	$5,893	$3,121	$519	$304	$1,949

[1]	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on our balance sheet as of December 31, 2005, as we had not yet received the related goods or taken title to the property. Capital purchase obligations remained approximately flat at $2.7 billion at December 31, 2005 compared to $2.8 billion at December 25, 2004. These capital purchase obligations relate primarily to capital equipment for manufacturing process technology.

[2]	Other purchase obligations and commitments include payments due under various types of licenses and non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies.

[3]	Represents total anticipated cash payments related to other long-term liability obligations, and may not equal the present value amount recorded on the balance sheet.

[4]	Total does not include contractual obligations already recorded on the balance sheet as current liabilities (except for the short-term portion of the long-term debt and other long-term liabilities) or certain purchase obligations, which are discussed below.
Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on Intel and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Subsequent to year-end 2005, we entered into an agreement in which we have a contractual obligation to purchase the output of IMFT initially in proportion to our investment in IMFT, which is currently 49%. See “Note 16: Venture” in Part II, Item 8 of this Form 10-K.
Our purchase orders for other products are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We generally do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities and pre-determined prices that exceed our expected requirements for three months. Therefore, agreements for the purchase of raw materials and other goods and services are not included in the table above. Agreements for outsourced services generally contain clauses allowing for cancellation without significant penalty, and are therefore not included in the table above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These obligations include contingent funding obligations and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party. As of December 31, 2005, assuming that all future milestones are met, additional required payments would be approximately $39 million. Obligations to employees and non-employee directors related to our equity incentive plans are not included in the table above, as these arrangements do not result in a future cash outflow.
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
In January 2006, we entered into various contractual commitments in relation to our investment in IMFT. Some of these commitments are with Micron, and some are with the newly formed company, IMFT. The following are the significant contractual commitments entered into in January 2006:

•	As part of the initial capital contribution to IMFT, we paid $500 million in cash in January 2006, issued $581 million in notes, and owe an additional $115 million in cash. Subject to certain conditions, Intel and Micron will each contribute approximately an additional $1.4 billion over the next three years.

•	As part of our agreement with Micron related to IMFT, subject to our approval and the approval of Micron, we may be required to make additional capital contributions to IMFT for new fabrication facilities. The actual amount and likelihood of required funding is not known, and is contingent upon the fabrication facilities capacity requirements of IMFT in the future.

•	We also have several agreements with Micron related to intellectual property rights, and research and development funding related to NAND flash manufacturing and IMFT. See “Note 16: Venture” in Part II, Item 8 of this Form 10-K.
Off-Balance-Sheet Arrangements
As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Employee Equity Incentive Plans
Our equity incentive programs are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. Under the 2004 Equity Incentive Plan (the 2004 Plan), 240 million shares of common stock were made available for issuance during the two-year period ending June 30, 2006. In May 2005, we obtained stockholder approval to extend the term of the 2004 Plan by one year, to June 30, 2007, and to make an additional 130 million shares of common stock available for issuance as equity awards to employees and non-employee directors.
Our goal has been to keep the potential incremental dilution related to our equity incentive programs to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options cancelled due to employees leaving the company and expired options, divided by the total outstanding shares at the beginning of the year.
Options granted to employees, including officers, and non-employee directors from 2001 through 2005 are summarized as follows:

(Shares in Millions)	2005	2004	2003	2002	2001

Total options granted[1]	119	115	110	174	238
Less options cancelled[1]	(38)	(32)	(40)	(44)	(47)
Net options granted	81	83	70	130	191
Net grants as % of outstanding shares[2]	1.3%	1.3%	1.1%	1.9%	2.8%
Grants to listed officers[3] as % of total options granted	1.4%	1.1%	2.4%	1.7%	0.8%
Grants to listed officers[3] as % of outstanding shares[2]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers[3] as % of total options outstanding	1.9%	2.1%	2.1%	2.1%	2.0%

[1]	Excluding options assumed in connection with acquisitions.

[2]	Outstanding shares as of the beginning of each period.

[3]	For 2005, “listed officers” are our Chief Executive Officer and the four other most highly compensated executive officers serving at the end of 2005. For 2004, “listed officers” are those officers plus an officer who retired in January 2005. For 2001 through 2003, “listed officers” are our Chief Executive Officer and each of the four other most highly compensated executive officers serving at the end of the years presented.
In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. During 2005, options granted to listed officers amounted to 1.4% of the grants made to all employees. All stock option grants to executive officers are determined by the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.
For additional information regarding equity incentive plans and the activity for the past three years, see “Note 11: Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K. Information regarding our equity incentive plans should be read in conjunction with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2006 Proxy Statement, which is incorporated herein by reference.
In-the-money and out-of-the-money1 option information as of December 31, 2005 was as follows:

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
(Shares in Millions)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-money	241.3	$18.06	318.4	$22.34	559.7	$20.49
Out-of-the-money	227.9	$40.92	112.3	$28.88	340.2	$36.95

Total options outstanding	469.2	$29.16	430.7	$24.04	899.9	$26.71

[1]	Out-of-the-money options have an exercise price equal to or above $24.96, the closing price of Intel stock on December 30, 2005, as reported on The NASDAQ Stock Market*.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Options granted to listed officers as a group during fiscal 2005 were as follows:

Number of
Securities	Percent of Total			Grant Date
Underlying	Options Granted	Exercise Price		Present
Option Grants	to Employees	Per Share	Expiration Date	Value[1]

1,675,000	1.4%	$22.63–$23.16	2012–2015	$10,553,100

[1]	Represents the estimated present value of stock options at the date of grant, calculated using the Black-Scholes option pricing model based on the following assumptions: volatility of 0.27, expected life of 5.5 years, risk-free interest rate of 4.0% and dividend yield of 1.4%.
Option exercises during 2005 and option values for listed officers as a group as of December 31, 2005 were as follows:

		Number of Shares Underlying Unexercised		Values of Unexercised In-the-Money
		Options at December 31, 2005		Options at December 31, 2005[1]
Shares Acquired
on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

1,168,000	$21,037,500	8,517,800	8,600,100	$48,498,800	$24,554,000

[1]	These amounts represent the difference between the exercise price and $24.96, the closing price of Intel stock on December 30, 2005, as reported on The NASDAQ Stock Market*, for all in-the-money options held by listed officers.
Information as of December 31, 2005 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

			(C)
			Number of Shares
			Remaining Available
			for Future Issuance
	(A)	(B)	Under Equity
	Number of Shares to	Weighted Average	Incentive Plans
	Be Issued Upon	Exercise Price of	(Excluding Shares
	Exercise of	Outstanding	Reflected in
Plan Category	Outstanding Options	Options	Column A)

Equity incentive plans approved by stockholders	223.3	$22.58	284.9[1]
Equity incentive plans not approved by stockholders[2]	671.6	$28.17	—

Total	894.9[3]	$26.77	284.9

[1]	Includes 47.9 million shares available under our 1976 Employee Stock Participation Plan.

[2]	Consists of shares available under our 1997 Stock Option Plan, which was not required to be approved by stockholders. The 1997 Stock Option Plan was terminated as to future grants when the 2004 Plan was approved by the stockholders in May 2004.

[3]	Total excludes 5.0 million shares issuable under outstanding options, with a weighted average exercise price of $16.15, originally granted under plans that we assumed in connection with acquisitions.
1997 Stock Option Plan
The 1997 Stock Option Plan (the 1997 Plan) provided for the grant of stock options to employees other than officers and directors. This plan, which was not approved by stockholders, was terminated as to future grants when the 2004 Plan was approved by the stockholders in May 2004. The 1997 Plan is administered by the Compensation Committee of the Board of Directors, which has the power to determine matters relating to outstanding option awards under the plan, including conditions of vesting and exercisability. Options granted under the 1997 Plan expire no later than 10 years from the grant date. Options granted prior to 2003 under this plan generally vest in five years, and options granted under this plan in 2003 and 2004 generally vest in increments over four or five years from the date of grant. Certain grants to key employees have delayed vesting generally beginning six years from the date of grant.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Business Outlook
Non-GAAP Financial Measures
In addition to disclosing financial results calculated in accordance with U.S. generally accepted accounting principles (GAAP), the forecasts below contain non-GAAP financial measures that exclude the effects of share-based compensation expense and the requirements of SFAS No. 123(R). Commencing with our first quarter of 2006, we will include non-GAAP financial measures of our financial results for the reporting period that exclude the income statement effects of share-based compensation and the effects of SFAS No. 123(R) upon the number of diluted shares used in calculating non-GAAP earnings per share. For further discussion on the requirements of SFAS No. 123(R), see “Recent Accounting Pronouncements” within “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K. The non-GAAP financial measures disclosed should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.
We will apply the modified prospective method of adoption of SFAS No. 123(R), under which the effects of SFAS No. 123(R) will be reflected in our GAAP financial statement presentations for and after the first quarter of 2006, but will not be reflected in results for prior periods. Gross margin, expenses (research and development and marketing, general and administrative), operating income, income taxes, net income and earnings per share are the primary financial measures that management uses for planning and forecasting future periods affected by shared-based compensation. Because management will continue to review these financial measures calculated without taking into account the effects of the new requirements under SFAS No. 123(R), upon implementation of SFAS No. 123(R) these financial measures are treated as “non-GAAP financial measures” under SEC rules. Management uses the non-GAAP financial measures for internal managerial purposes, including as a means to compare period-to-period results on both a segment basis and consolidated basis, and as a means to evaluate our results on a consolidated basis compared to those of other companies. In addition, management uses certain of these measures when publicly providing forward-looking statements on expectations regarding future consolidated-basis financial results.
Our share-based compensation programs are established and managed on a corporate-wide basis, including specification of grant types and amount ranges for employees by category and grade. Following implementation of SFAS No. 123(R), segment managers will not be held accountable for share-based compensation charges impacting their business unit’s operating income (loss), and accordingly share-based compensation charges will be excluded from our measure of segment profitability (operating income). Therefore, the review of segment results by management and the Board of Directors will exclude share-based compensation.
Additionally, management and the Board of Directors will continue to compare our historical consolidated results of operations (revenue; gross margin; research and development; marketing, general and administrative expenses; operating income; net income; and earnings per share), excluding share-based compensation, to financial information prepared on the same basis during our budget and planning process, to assess the business and to compare consolidated results to the objectives identified by us. Our budget and planning process commences with a segment-level evaluation— which, as noted above, excludes share-based compensation— and culminates with the preparation of a consolidated annual and/or quarterly budget that includes these non-GAAP financial measures (gross margin; research and development expenses; marketing, general and administrative expenses; operating income; income tax expense; net income; and earnings per share). This budget, once finalized and approved, serves as the basis for allocation of resources and management of operations. While share-based compensation is a significant expense affecting our results of operations, management excludes share-based compensation from our consolidated budget and planning process to facilitate period-to-period comparisons and to assess changes in gross margin dollar, net income and earnings per share targets in relation to changes in forecasted revenue.
Profit-dependent cash-incentive pay to employees, including senior management, also is calculated using formulae that incorporate our annual results (operating income and/or earnings per share) excluding share-based compensation expense. For example, for 2006 the executive compensation cash incentive plan formula measures earnings per share as the greater of our operating income or our net income divided by weighted average diluted common shares outstanding, in both cases excluding the effects of share-based compensation.
We disclose this information to the public to enable investors to more easily assess our performance on the same basis applied by management and to ease comparison on both a GAAP and non-GAAP basis among other companies that separately identify share-based compensation expenses. In particular, as we begin to apply SFAS No. 123(R), we believe that it is useful to investors to understand how the expenses and other adjustments associated with the application of SFAS No. 123(R) are being reflected on our income statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Although these non-GAAP financial measures adjust expense and diluted share items to exclude the accounting treatment of share-based compensation, they should not be viewed as a pro forma presentation reflecting the elimination of the underlying share-based compensation programs, as those programs are an important element of our compensation structure, and GAAP indicate that all forms of share-based payments should be valued and included as appropriate in results of operations. Management takes into consideration this aspect of the non-GAAP financial measures by evaluating the dilutive effect of our share-based compensation arrangements on our basic and diluted earnings per share calculations and by reviewing other quantitative and qualitative information regarding our share-based compensation arrangements, including the information provided under the heading “Employee Equity Incentive Plans” earlier in the “Management’s Discussion and Analysis” section of this Form 10-K.
2006 Outlook
Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties— in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type, and valuation of the share-based awards granted as well as the amount of awards forfeited due to employee turnover. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part I, Item 1A of this Form 10-K and elsewhere in this Form 10-K.
Revenue for 2006 is expected to be 6% to 9% higher than the total in 2005 of $38.8 billion. Our financial results, particularly our revenue, are substantially dependent on sales of microprocessors. Revenue is partly a function of the mix of types and performance capabilities of microprocessors sold, as well as the mix of chipsets, flash memory and other semiconductor products sold, all of which are difficult to forecast. Because of the wide price differences among mobile, desktop and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Microprocessor revenue is also dependent on the availability of other parts of the platform, including chipsets, motherboards, operating system software and application software. Revenue is also subject to demand fluctuations and the impact of economic conditions in various geographic regions.
Our gross margin expectation for 2006 is 57% plus or minus a few points. Excluding the effects of share-based compensation of approximately 1%, our gross margin expectation for 2006 is 58%, plus or minus a few points. On a GAAP basis, the 57% midpoint is lower compared to our 2005 gross margin of 59.4%. In addition to the recognition of share-based compensation, we will begin to recognize start-up costs related to IMFT in 2006. We also expect higher unit costs and slightly lower average selling prices for microprocessors. We expect these negative effects to our margin in 2006 to be partially offset by lower start-up costs on microprocessors and chipsets.
Our gross margin varies primarily with revenue levels. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including variations in inventory valuation, such as variations related to the timing of qualifying products for sale; unit costs and yield issues associated with production at our factories; excess or obsolete inventory; timing and execution of the production ramp and associated costs, including start-up costs; manufacturing or assembly and test capacity utilization; the reusability of factory equipment; impairment of long-lived assets, including manufacturing, assembly and test, and intangible assets; and the valuation of stock options and other equity awards, which affects the amount of share-based compensation included in cost of sales.
We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on the assumed continued success of our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending in 2006 will be approximately $6.9 billion, plus or minus $200 million, compared to $5.8 billion in 2005. Most of the projected increase will be spent on construction and capital equipment related to our next-generation, 45-nanometer process technology. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continues to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Depreciation for 2006 is expected to be approximately $4.7 billion, plus or minus $100 million, compared to $4.3 billion in 2005.
Our industry is characterized by very short product life cycles, and our continued success is dependent on technological advancement, including developing and implementing new processes and strategic products for specific market segments. We consider it imperative to maintain a strong research and development program, and our spending for research and development in 2006 is expected to be approximately $6.5 billion, compared to $5.1 billion in 2005. Excluding the effects of share-based compensation of approximately $500 million, spending for research and development in 2006 is expected to be approximately $6.0 billion.
Our spending for marketing, general and administrative expenses in 2006 is expected to be approximately $6.6 billion, compared to $5.7 billion in 2005. Excluding the effects of share-based compensation of approximately $600 million, spending for marketing, general and administrative in 2006 is expected to be approximately $6.0 billion. Expenses, particularly certain marketing and compensation expenses, vary depending on the level of demand for our products and the level of revenue and profit.
Based on acquisitions completed through February 22, 2006, we expect amortization of acquisition-related intangibles and costs to be approximately $40 million in 2006.
At the end of 2005, we held non-marketable equity securities with a carrying value of $561 million. Our non-marketable equity securities include investments through our Intel Capital program. The program seeks to invest in companies and businesses that can succeed and have an impact on their market segment. When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. However, our investments in non-marketable equity securities are not liquid, and there can be no assurance that we will be able to dispose of these investments on favorable terms or at all.
We expect our tax rate to be approximately 32% for 2006, compared to 31.3% in 2005. The estimated effective tax rate is based on tax law in effect at December 31, 2005 and current expected income, and assumes that we will continue to receive the tax benefit for export sales. See “Note 10: Provision for Taxes” and “Note 18: Contingencies” in Part II, Item 8 of this Form 10-K. The tax rate may also be affected by the closing of acquisitions or divestitures; the jurisdiction in which profits are determined to be earned and taxed; changes in estimates of credits, benefits and deductions, including changes in the deductions related to share-based compensation; the resolution of issues arising from tax audits with various tax authorities; and the ability to realize deferred tax assets.
We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, gross margin and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.
Status of Business Outlook
We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-K, including any such statements that are incorporated by reference in this Form 10-K. At the same time, we will keep this Form 10-K and our most current Business Outlook publicly available on our Investor Relations web site (www.intc.com). The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the Business Outlook and other forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.
From the close of business on March 3, 2006 until our quarterly earnings release is published, presently scheduled for April 19, 2006, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements first published in our earnings release on January 17, 2006, as reiterated or updated as applicable, in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize, from time to time, may vary at our discretion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at December 31, 2005 and December 25, 2004. Actual results may differ materially.
Currency Exchange Rates
We generally hedge currency risks of non-U.S.-dollar-denominated investments in debt securities with offsetting currency borrowings, currency forward contracts or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.
A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs in other currencies, primarily the Euro and certain other European and Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established balance sheet and forecasted transaction risk management programs. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $30 million at the end of 2005 and 2004.
Interest Rates
The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on our investments in fixed-rate debt securities are generally based on three-month LIBOR, or, if longer term, are generally swapped to U.S. dollar LIBOR-based returns. In addition to investments, in 2005 we issued additional debt. We considered the historical volatility of the interest rates experienced in prior years and the duration of our investment portfolio and debt issuances, and determined that it was reasonably possible that an adverse change of 80 basis points (0.80%), approximately 18% of the rate at the end of 2005, could be experienced in the near term. A hypothetical 0.80% increase in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $10 million and $20 million as of the end of 2005 and 2004, respectively.
Marketable Equity Security Prices
We have a portfolio of strategic equity investments that includes marketable strategic equity securities and derivative equity instruments such as warrants and options, as well as non-marketable equity investments, which are discussed further below. We invest in companies that develop software, hardware or services supporting our technologies. These investments help advance our overall goal to be the preeminent provider of silicon chips and platform solutions to the worldwide digital economy. Our current investment focus areas include helping to enable mobile wireless devices, advance the digital home, enhance the digital enterprise, advance high-performance communications infrastructures and develop the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in the technology field.
Our total marketable portfolio includes marketable strategic equity securities as well as marketable equity securities classified as trading assets. To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. We may or may not enter into transactions to reduce or eliminate the market risks of our investments in strategic equity derivatives, including warrants.
The marketable equity securities included in trading assets, as well as certain equity derivatives, are held to generate returns that generally offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of both December 31, 2005 and December 25, 2004, assuming a reasonably possible decline in market prices of approximately 11% in the near term.

As of December 31, 2005, the fair value of our portfolio of marketable strategic equity investments and equity derivative instruments, including hedging positions, was $574 million ($662 million as of December 25, 2004). To assess the market price sensitivity of these equity securities, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable strategic equity portfolio is substantially concentrated in one company as of December 31, 2005, which will affect the portfolio’s price volatility. We currently have an investment in Micron with a fair value of $451 million, or 79% of the total marketable strategic equity portfolio value including equity derivative instruments at December 31, 2005. During 2005, we recognized an impairment charge of $105 million related to our investment in Micron reflecting the difference between the cost basis of the investment and the price of Micron’s stock at the end of the second quarter. The impairment was principally based on our assessment during the second quarter of 2005 of Micron’s financial results and the fact that the market price of Micron’s stock had been below our cost basis for an extended period of time, as well as the competitive pricing environment for DRAM products. The investment in Micron is part of our strategy to support the development and supply of DRAM products. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks in our marketable strategic equity portfolio could experience a loss of 40% in the near term (45% as of the end of 2004). The assumed loss percentage used in 2005 was lower than the assumed loss percentage in 2004 due to the differences in the concentrations of investments at the end of each year. This estimate is not necessarily indicative of future performance, and actual results may differ materially.
Assuming a loss of 40% in market prices, and after reflecting the impact of hedges and offsetting positions, our marketable strategic equity portfolio could decrease in value by approximately $245 million, based on the value of the portfolio as of December 31, 2005 (a decrease in value of approximately $300 million, based on the value of the portfolio as of December 25, 2004 using an assumed loss of 45%). At December 25, 2004, our marketable strategic equity portfolio was substantially concentrated in two companies. The fair value of our investment in Micron was approximately $400 million, or 60% of the total marketable portfolio value including equity derivative instruments at December 25, 2004. In addition, the fair value of our investment in Elpida Memory, Inc. was approximately $212 million, or 32% of the portfolio at December 25, 2004. We sold our investment in Elpida during 2005.
Non-Marketable Equity Securities
Our strategic investments in non-marketable equity securities are affected by many of the same factors that could result in an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At December 31, 2005, our strategic investments in non-marketable equity securities had a carrying amount of $561 million ($507 million as of December 25, 2004). The carrying amount of these investments approximated fair value as of December 31, 2005 and December 24, 2004. No investment in our non-marketable equity securities portfolio was individually significant as of December 31, 2005 or December 25, 2004.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 31, 2005
(In Millions—Except Per Share Amounts)	2005	2004	2003

Net revenue	$38,826	$34,209	$30,141
Cost of sales	15,777	14,463	13,047

Gross margin	23,049	19,746	17,094

Research and development	5,145	4,778	4,360
Marketing, general and administrative	5,688	4,659	4,278
Impairment of goodwill	—	—	617
Amortization and impairment of acquisition-related intangibles and costs	126	179	301
Purchased in-process research and development	—	—	5

Operating expenses	10,959	9,616	9,561

Operating income	12,090	10,130	7,533
Losses on equity securities, net	(45)	(2)	(283)
Interest and other, net	565	289	192

Income before taxes	12,610	10,417	7,442
Provision for taxes	3,946	2,901	1,801

Net income	$8,664	$7,516	$5,641

Basic earnings per common share	$1.42	$1.17	$0.86

Diluted earnings per common share	$1.40	$1.16	$0.85

Weighted average common shares outstanding	6,106	6,400	6,527

Weighted average common shares outstanding, assuming dilution	6,178	6,494	6,621

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, 2005 and December 25, 2004
(In Millions—Except Par Value)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$7,324	$8,407
Short-term investments	3,990	5,654
Trading assets	1,458	3,111
Accounts receivable, net of allowance for doubtful accounts of $64 ($43 in 2004)	3,914	2,999
Inventories	3,126	2,621
Deferred tax assets	1,149	979
Other current assets	233	287

Total current assets	21,194	24,058

Property, plant and equipment, net	17,111	15,768
Marketable strategic equity securities	537	656
Other long-term investments	4,135	2,563
Goodwill	3,873	3,719
Deferred taxes and other assets	1,464	1,379

Total assets	$48,314	$48,143

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$313	$201
Accounts payable	2,249	1,943
Accrued compensation and benefits	2,110	1,858
Accrued advertising	1,160	894
Deferred income on shipments to distributors	632	592
Other accrued liabilities	810	1,355
Income taxes payable	1,960	1,163

Total current liabilities	9,234	8,006

Long-term debt	2,106	703
Deferred tax liabilities	703	855
Other long-term liabilities	89	—
Commitments and contingencies (Notes 17 and 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 5,919 issued and outstanding (6,253 in 2004) and capital in excess of par value	6,245	6,143
Acquisition-related unearned stock compensation	—	(4)
Accumulated other comprehensive income	127	152
Retained earnings	29,810	32,288

Total stockholders’ equity	36,182	38,579

Total liabilities and stockholders’ equity	$48,314	$48,143

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 31, 2005
(In Millions)	2005	2004	2003

Cash and cash equivalents, beginning of year	$8,407	$7,971	$7,404

Cash flows provided by (used for) operating activities:
Net income	8,664	7,516	5,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,345	4,590	4,651
Impairment of goodwill	—	—	617
Amortization and impairment of intangibles and other acquisition-related costs	250	299	419
Purchased in-process research and development	—	—	5
Losses on equity securities, net	45	2	283
Net loss on retirements and impairments of property, plant and equipment	74	91	217
Deferred taxes	(413)	(207)	391
Tax benefit from employee equity incentive plans	351	344	216
Changes in assets and liabilities:
Trading assets	1,606	(468)	(698)
Accounts receivable	(914)	(39)	(430)
Inventories	(500)	(101)	(245)
Accounts payable	303	283	116
Accrued compensation and benefits	296	295	276
Income taxes payable	797	378	(361)
Other assets and liabilities	(81)	136	417

Total adjustments	6,159	5,603	5,874

Net cash provided by operating activities	14,823	13,119	11,515

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(5,818)	(3,843)	(3,656)
Acquisitions, net of cash acquired	(191)	(53)	(61)
Purchases of available-for-sale investments	(8,475)	(16,618)	(11,662)
Maturities and sales of available-for-sale investments	8,433	15,633	8,488
Other investing activities	(311)	(151)	(199)

Net cash used for investing activities	(6,362)	(5,032)	(7,090)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	126	24	(152)
Additions to long-term debt	1,742	—	—
Repayments and retirement of debt	(19)	(31)	(137)
Proceeds from sales of shares through employee equity incentive plans	1,202	894	967
Repurchase and retirement of common stock	(10,637)	(7,516)	(4,012)
Payment of dividends to stockholders	(1,958)	(1,022)	(524)

Net cash used for financing activities	(9,544)	(7,651)	(3,858)

Net increase (decrease) in cash and cash equivalents	(1,083)	436	567

Cash and cash equivalents, end of year	$7,324	$8,407	$7,971

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$27	$52	$59
Income taxes, net of refunds	$3,218	$2,392	$1,567
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Acquisition-
	and Capital		Related	Accumulated
	in Excess of Par Value		Unearned	Other
			Stock	Compre-
Three Years Ended December 31, 2005	Number of		Compen-	hensive	Retained
(In Millions—Except Per Share Amounts)	Shares	Amount	sation	Income	Earnings	Total

Balance at December 28, 2002	6,575	$7,641	$(63)	$43	$27,847	$35,468
Components of comprehensive income, net of tax:
Net income	—	—	—	—	5,641	5,641
Other comprehensive income	—	—	—	53	—	53

Total comprehensive income						5,694

Proceeds from sales of shares through employee equity incentive plans, tax benefit of $216 and other	88	1,183	—	—	—	1,183
Amortization of acquisition-related unearned stock compensation, net of adjustments	—	(6)	43	—	—	37
Repurchase and retirement of common stock	(176)	(2,064)	—	—	(1,948)	(4,012)
Cash dividends declared ($0.08 per share)	—	—	—	—	(524)	(524)

Balance at December 27, 2003	6,487	6,754	(20)	96	31,016	37,846
Components of comprehensive income, net of tax:
Net income	—	—	—	—	7,516	7,516
Other comprehensive income	—	—	—	56	—	56

Total comprehensive income						7,572

Proceeds from sales of shares through employee equity incentive plans, tax benefit of $789 (including reclassification of $445 related to prior years) and other	67	1,683	—	—	—	1,683
Amortization of acquisition-related unearned stock compensation, net of adjustments	—	—	16	—	—	16
Repurchase and retirement of common stock	(301)	(2,294)	—	—	(5,222)	(7,516)
Cash dividends declared ($0.16 per share)	—	—	—	—	(1,022)	(1,022)

Balance at December 25, 2004	6,253	6,143	(4)	152	32,288	38,579
Components of comprehensive income, net of tax:
Net income	—	—	—	—	8,664	8,664
Other comprehensive income	—	—	—	(25)	—	(25)

Total comprehensive income						8,639

Proceeds from sales of shares through employee equity incentive plans, tax benefit of $351 and other	84	1,553	—	—	—	1,553
Assumption of acquisition-related stock options and amortization of acquisition-related unearned stock compensation, net of adjustments	—	2	4	—	—	6
Repurchase and retirement of common stock	(418)	(1,453)	—	—	(9,184)	(10,637)
Cash dividends declared ($0.32 per share)	—	—	—	—	(1,958)	(1,958)

Balance at December 31, 2005	5,919	$6,245	$—	$127	$29,810	$36,182

See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
Intel Corporation has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2005, a 53-week year, ended on December 31, 2005. Fiscal year 2004 was a 52-week year that ended on December 25, and fiscal year 2003, also a 52-week year, ended on December 27. The next 53-week year will end on December 31, 2011.
The consolidated financial statements include the accounts of Intel and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Equity investments over which the company exercises significant influence but does not have control and equity investments in variable interest entities for which the company is not the primary beneficiary are accounted for using the equity method. The United States (U.S.) dollar is the functional currency for the company, and therefore there is no translation adjustment recorded through accumulated other comprehensive income. Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been remeasured to the U.S. dollar.
Note 2: Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of non-marketable equity securities; the recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; and the valuation of inventory. The actual results experienced by the company may differ from management’s estimates.
Cash and Cash Equivalents
Highly liquid debt securities with insignificant interest rate risk and with original maturities from the date of purchase of generally three months or less are classified as cash and cash equivalents.
Investments
Trading Assets. Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The company may elect to classify a portion of its marketable debt securities as trading assets. For these debt instruments, gains or losses from changes in fair value due to interest rate and currency market fluctuations, offset by losses or gains on related derivatives, are included in interest and other, net. Also included in trading assets is a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. Gains or losses from changes in fair value of these equity securities, offset by losses or gains on the related liabilities, are included in interest and other, net. The company also uses fixed-income investments and derivative instruments to seek to offset the remaining portion of the changes in the deferred compensation liabilities. In addition, a portion of the company’s marketable equity securities may from time to time be classified as trading assets, if the company no longer deems the investments to be strategic in nature at the time of trading asset designation, and has the ability and intent to mitigate equity market risk through sale or the use of derivative instruments. For these marketable equity securities, gains or losses from changes in fair value, primarily offset by losses or gains on related derivative instruments, are included in gains (losses) on equity securities, net.
Available-for-Sale Investments. Investments designated as available-for-sale include marketable debt and equity securities. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest and other, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other-than-temporary are recorded in gains (losses) on equity securities, net.
Debt securities with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year are classified as long-term investments.

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
Non-Marketable Equity Securities and Other Investments. Non-marketable equity securities and other investments are accounted for at historical cost or, if Intel has significant influence over the investee, using the equity method of accounting. Intel’s proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other, net. Gains or losses on the sale or exchange of all other non-marketable equity securities are recorded in gains (losses) on equity securities, net. Non-marketable equity securities and other investments are included in other assets, except for cost basis loan participation notes, which are classified as short-term and other long-term investments.
Other-Than-Temporary Impairment. All of the company’s available-for-sale investments, non-marketable equity securities and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. Marketable equity securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. The evaluation Intel uses to determine whether to impair a marketable equity security is based on the specific facts and circumstances present at that time, and includes the consideration of general market conditions, the duration and extent to which the fair value is less than cost, and the company’s intent and ability to hold the investment for a sufficient period of time to allow for recovery. The company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that Intel uses to identify those events and circumstances include the investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios and the rate at which the investee is using its cash; and the investee’s receipt of additional funding at a lower valuation. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair market value is considered to be nominal. If an investee obtains additional funding at a valuation lower than Intel’s carrying amount or requires a new round of equity funding to stay in operation, and the new funding does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in gains (losses) on equity securities, net and a new cost basis in the investment is established.
Securities Lending
From time to time, the company enters into securities lending agreements with financial institutions, generally to facilitate hedging and certain investment transactions. Selected securities may be loaned, secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on the balance sheet. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, the collateral is not recorded as an asset or a liability, unless the collateral is repledged.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Financial Instruments
The carrying value of cash equivalents approximates fair value due to the short period of time to maturity. Fair values of short-term investments, trading assets, long-term investments, marketable strategic equity securities, certain non-marketable investments, short-term debt, long-term debt, swaps, currency forward contracts, currency options, equity options and warrants are based on quoted market prices or pricing models using current market data. Debt securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR. Equity options and warrants are priced using an option pricing model. For the company’s portfolio of non-marketable equity securities, management believes that the carrying value of the portfolio approximates the fair value at December 31, 2005 and December 25, 2004. This estimate takes into account the market movements of the equity and venture capital markets, the impairment analyses performed and the related impairments recorded over the last few years. All of the company’s financial instruments are recorded at fair value except for non-marketable investments, including cost basis loan participation notes, and debt. Management believes that the differences between the estimated fair values and carrying values of these financial instruments were not significant at December 31, 2005 and December 25, 2004. Estimated fair values are management’s estimates; however, when there is no readily available market, the estimated fair values may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.
Derivative Financial Instruments
The company’s primary objective for holding derivative financial instruments is to manage currency, interest rate and some equity market risks. The company’s derivative instruments are recorded at fair value and are included in other current assets, other assets or other accrued liabilities. Derivative instruments recorded as assets totaled $87 million at December 31, 2005 ($117 million at December 25, 2004). Derivative instruments recorded as liabilities totaled $65 million at December 31, 2005 ($179 million at December 25, 2004). The company’s accounting policies for certain of these instruments are based on whether they meet the company’s criteria for designation as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. As of December 31, 2005, the company did not have any fair value hedges. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability of occurrence of the underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of related assets or liabilities.
As part of its strategic investment program, the company also acquires equity derivative instruments, such as warrants and equity conversion rights associated with debt instruments, which are not designated as hedging instruments. The gains or losses from changes in fair values of these equity derivatives are recognized in gains (losses) on equity securities, net.
Currency Risk. The company transacts business in various currencies other than the U.S. dollar, primarily the Euro and certain other European and Asian currencies. The company has established balance sheet and forecasted transaction risk management programs to protect against fluctuations in fair value and volatility of future cash flows caused by changes in exchange rates. The forecasted transaction risk management program includes anticipated transactions such as operating costs and capital purchases. The company uses currency forward contracts, currency options, currency interest rate swaps, and currency investments and borrowings in these risk management programs. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.
Currency forward contracts and currency options that are used to hedge exposures to variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows are designated as cash flow hedges. The durations of these instruments are generally less than 12 months. For these derivatives, the after-tax gain or loss from the effective portion of the hedge is reported as a component of other comprehensive income in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.
Currency interest rate swaps and currency forward contracts are used to offset the currency risk of investments in non-U.S.-dollar-denominated debt securities classified as trading assets, as well as other assets and liabilities denominated in various currencies. The durations of these instruments are generally less than 12 months, except for derivatives hedging certain long-term equity-related investments, which are generally five years or less. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related derivatives, with the resulting net gain or loss, if any, recorded in interest and other, net or gains (losses) on equity securities, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Rate Risk. The company’s primary objective for holding investments in debt securities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, the returns on the company’s investments in fixed-rate debt securities are generally based on three-month LIBOR or, if longer term, are generally swapped to U.S. dollar LIBOR-based returns, using interest rate swaps and currency interest rate swaps in transactions that are not designated as hedges for accounting purposes. The floating interest rates on the swaps are reset on a monthly, quarterly or semiannual basis. Changes in fair value of the debt securities classified as trading assets are generally offset by changes in fair value of the related derivatives, resulting in negligible net impact recorded in interest and other, net.
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
Equity Market Risk. The company may enter into transactions designated as fair value hedges using equity options, swaps or forward contracts to hedge the equity market risk of marketable securities in its portfolio of strategic equity investments once the securities are no longer considered to have strategic value. The gain or loss from the change in fair value of these equity derivatives, as well as the offsetting change in hedged fair value of the underlying equity securities, would be recognized currently in gains (losses) on equity securities, net. The company may use equity derivatives in transactions not designated as hedges to offset the change in fair value of certain equity securities classified as trading assets. The company may or may not enter into transactions to reduce or eliminate the market risks of its investments in strategic equity derivatives, including warrants.
Measurement of Effectiveness of Hedge Relationships. For most currency forward contracts, effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. For currency forward contracts used in cash flow hedging strategies related to long-term capital purchases, forward points are excluded and effectiveness is measured using spot rates to value both the hedge contract and the hedged item. For currency options and equity options accounted for as cash flow hedges, effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. For currency options and equity options accounted for as fair value hedges, time value is excluded and effectiveness is measured based on spot rates to value both the hedge contract and the hedged item. For interest rate swaps, effectiveness is measured by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap.
Any ineffective portion of the hedges, as well as amounts excluded from the assessment of effectiveness, are recognized currently in earnings within the same income statement line item as the underlying hedged transaction. If a cash flow hedge were to be discontinued because it is not probable that the original hedged transaction will occur as anticipated, the unrealized gain or loss on the related derivative would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated, is re-designated as a qualified hedge or is sold.
For all periods presented, the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings for both cash flow and fair value hedges. For all periods presented, there was no significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur. For 2005, $38 million of net deferred gains were reclassified from accumulated other comprehensive income to cost of sales or operating expense related to the company’s non-U.S. currency capital purchase hedging program and operating cost hedging program ($8 million in 2004 and $1 million in 2003). The company estimates that less than $10 million of net derivative losses included in other comprehensive income will be reclassified into earnings within the next 12 months.
Inventories
Inventory cost is computed on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). Inventory is determined to be saleable based on a demand forecast within a specific time horizon, generally six months or less. Inventory in excess of saleable amounts is not valued and the remaining inventory is valued at the lower of cost or market. Inventories at fiscal year-ends were as follows:

(In Millions)	2005	2004

Raw materials	$409	$388
Work in process	1,662	1,418
Finished goods	1,055	815

Total inventories	$3,126	$2,621

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property, Plant and Equipment
Property, plant and equipment, net at fiscal year-ends was as follows:

(In Millions)	2005	2004

Land and buildings	$13,938	$13,277
Machinery and equipment	27,297	24,561
Construction in progress	2,897	1,995

	44,132	39,833
Less accumulated depreciation	(27,021)	(24,065)

Total property, plant and equipment, net	$17,111	$15,768

Property, plant and equipment is stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 2–4 years; buildings, 4–40 years. Reviews are regularly performed if facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The company assesses the recoverability of its assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The company performs an impairment review for each reporting unit using a fair value approach. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. In determining the carrying value of the reporting unit, an allocation of the company’s manufacturing and assembly and test assets must be made because of the interchangeable nature of the company’s manufacturing and assembly and test capacity. This allocation is based on each reporting unit’s relative percentage utilization of the manufacturing and assembly and test assets. For further discussion of goodwill, see “Note 14: Goodwill.”
Identified Intangible Assets
Acquisition-related intangibles include developed technology and customer lists that are amortized on a straight-line basis over periods ranging from 2–6 years. Also included in acquisition-related intangibles is workforce-in-place related to acquisitions that did not qualify as business combinations. Intellectual property assets primarily represent rights acquired under technology licenses and are amortized over the periods of benefit, ranging from 2–10 years, generally on a straight-line basis. All identified intangible assets are classified within other assets on the balance sheet. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.
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
Product Warranty
The company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. The company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures, and considering the historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Recognition
The company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectibility. Pricing allowances, including discounts based on contractual arrangements with customers, are recorded when revenue is recognized as a reduction to both accounts receivable and revenue. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. Shipping charges billed to customers are included in net revenue, and the related shipping costs are included in cost of sales.
Advertising
Cooperative advertising programs reimburse customers for marketing activities for certain of the company’s products, subject to defined criteria. Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. Advertising expense was $2.6 billion in 2005 ($2.1 billion in 2004 and $1.8 billion in 2003).
Employee Equity Incentive Plans
The company has employee equity incentive plans, which are described more fully in “Note 11: Employee Equity Incentive Plans.” During the three years ended December 31, 2005, the company accounted for its equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related share-based compensation, was recognized in net income.
The table below illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s Stock Participation Plan. For purposes of this pro forma disclosure, the value of the options and rights to acquire stock granted under the company’s Stock Participation Plan are estimated using a Black-Scholes option pricing model and amortized ratably over the vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

(In Millions— Except Per Share Amounts)	2005	2004	2003

Net income, as reported	$8,664	$7,516	$5,641
Less: total share-based compensation determined under the fair value method for all awards, net of tax	1,262	1,271	991

Pro forma net income	$7,402	$6,245	$4,650

Reported basic earnings per common share	$1.42	$1.17	$0.86

Pro forma basic earnings per common share	$1.21	$0.98	$0.71

Reported diluted earnings per common share	$1.40	$1.16	$0.85

Pro forma diluted earnings per common share	$1.20	$0.97	$0.71

In 2005, the company recognized net additional pro forma compensation expense and related tax effects of $69 million, reflecting a detailed analysis of option grants and vesting provisions and a revised estimate of forfeitures. The company periodically adjusts pro forma compensation expense for changes to the estimate of expected forfeitures based on actual forfeiture experience. The company recognized additional pro forma compensation expense and related tax effects totaling $58 million in 2004 because actual forfeitures were lower than previous estimates. In 2003, the company reversed previously recognized pro forma compensation expense and related tax effects totaling $190 million because actual forfeitures were higher than previous estimates.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The company’s equity incentive plans provide for retirement-related acceleration of vesting for a portion of certain employee stock options based on the employee’s age and years of service under two retirement programs. For this pro forma disclosure, the company recognizes any remaining unamortized expense related to a retirement-accelerated option in the period of the retirement. For awards granted or modified after the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” in the first quarter of 2006, the company will be required to amortize the expense over a shorter service period, based on the current or expected retirement eligibility of the employee. Had the company applied the new amortization policy under SFAS No. 123(R) retrospectively, there would not have been a significant effect on the pro forma results reported for the periods presented.
The weighted average estimated values of employee stock option grants and rights granted under the Stock Participation Plan, as well as the weighted average assumptions that were used in calculating such values during 2005, 2004 and 2003, were based on estimates at the date of grant as follows:

	Stock Options			Stock Purchase Plan

	2005	2004	2003	2005	2004	2003

Weighted average estimated fair value of grant	$6.02	$10.79	$9.02	$5.78	$6.38	$5.65
Expected life (in years)	4.7	4.2	4.4	.5	.5	.5
Risk-free interest rate	3.9%	3.0%	2.2%	3.2%	1.4%	1.1%
Volatility	.26	.50	.54	.23	.30	.50
Dividend yield	1.4%	.6%	.4%	1.3%	.6%	.4%
In light of Staff Accounting Bulletin (SAB) 107 of the U.S. Securities and Exchange Commission (SEC), issued in the first quarter of 2005, the company reevaluated the assumptions used to estimate the value of employee stock options granted. Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. Additionally, in 2005, the company began using the simplified calculation of expected life, described in SAB 107, due to changes in the vesting terms and contractual life of current option grants compared to the company’s historical grants. Management believes that this calculation provides a reasonable estimate of expected life for the company’s employee stock options. No adjustments to the 2004 and 2003 input assumptions have been made.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. If the company had applied the provisions of SFAS No. 123(R) to the financial statements for 2005, net income would have been reduced by approximately $1.3 billion. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. In the first quarter of 2006, the company began to apply the prospective recognition method and implemented the provisions of SFAS
No. 123(R).

Note 3:	Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share were as follows:

(In Millions)	2005	2004	2003

Weighted average common shares outstanding	6,106	6,400	6,527
Dilutive effect of employee stock options	70	94	94
Dilutive effect of convertible debt	2	—	—

Weighted average common shares outstanding, assuming dilution	6,178	6,494	6,621

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method, as well as the assumed conversion of debt using the if-converted method. The if-converted method also requires that net income be adjusted for the interest expense from convertible debt, net of tax, recognized in the income statement in the period. In 2005, interest expense related to convertible debt was capitalized, although insignificant. The above calculations are prescribed by SFAS No. 128, “Earnings per Share.”
For 2005, 372 million of the company’s outstanding stock options were excluded from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares, and therefore their inclusion would have been anti-dilutive (357 million in 2004 and 418 million in 2003). These options could be dilutive in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The dilutive effect of convertible debt in 2005 was minimized by the timing of the related debt issuance. See “Note 5: Borrowings.”

Note 4:	Common Stock Repurchase Program
The company has an ongoing authorization, as amended in November 2005, from the Board of Directors to repurchase up to $25 billion in shares of Intel’s common stock in open market or negotiated transactions. The recent authorization includes the remaining shares available for repurchase under previous authorizations, which were expressed as share amounts. During 2005, the company repurchased 418 million shares of common stock at a cost of $10.6 billion (301 million shares at a cost of $7.5 billion during 2004 and 176 million shares at a cost of $4.0 billion during 2003). Since the program began in 1990, the company has repurchased and retired 2.6 billion shares at a cost of approximately $52 billion. As of December 31, 2005, $21.9 billion remained available for repurchase under the existing repurchase authorization.

Note 5:	Borrowings
Short-Term Debt
Short-term debt included non-interest-bearing drafts payable of $295 million and the current portion of long-term debt of $18 million as of December 31, 2005 (drafts payable of $168 million and the current portion of long-term debt of $33 million as of December 25, 2004). The company also borrows under a commercial paper program. Maximum borrowings under the company’s commercial paper program reached approximately $150 million during 2005 ($550 million during 2004), and did not exceed authorized borrowings of $3.0 billion during either period. No commercial paper was outstanding as of December 31, 2005 or December 25, 2004. The company’s commercial paper is rated A-1+ by Standard & Poor’s and P-1 by Moody’s.
Long-Term Debt
Long-term debt at fiscal year-ends was as follows:

(In Millions)	2005	2004

Junior subordinated convertible debentures due 2035 at 2.95%	$1,585	$—
Euro debt due 2006–2018 at 2.6%–11%	378	735
Arizona bonds adjustable 2010, due 2035 at 4.375%	160	—
Other debt	1	1

	2,124	736
Less current portion of long-term debt	(18)	(33)

Total long-term debt	$2,106	$703

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In December 2005, the company issued $1.6 billion of 2.95% junior subordinated convertible debentures (the debentures) due 2035. The debentures are initially convertible, subject to certain conditions, into shares of the company’s common stock at a conversion rate of 31.7162 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $31.53 per share of common stock. Holders may surrender the debentures for conversion at any time. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debentures but will not be adjusted for accrued interest. In addition, the conversion rate will increase for a holder who elects to convert the debentures in connection with certain changes. The debentures, which pay a fixed rate of interest semiannually beginning on June 15, 2006, have a contingent interest component that will require the company to pay interest based on certain thresholds and for certain events commencing on December 15, 2010, as outlined in the indenture governing the debentures. The maximum amount of contingent interest that will accrue is 0.40% per year. The fair value of the related embedded derivatives was not significant at December 31, 2005. The company may settle any conversions of the debentures in cash or stock at the company’s option. On or after December 15, 2012, the company may redeem all or part of the debentures for the principal amount plus any accrued and unpaid interest if the closing price of the company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the company provides notice of redemption. If certain change events occur in the future, the indenture provides that each holder of the debentures may, for a pre-defined period of time, require the company to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The company may pay the repurchase price in cash or in shares of the company’s common stock. In addition, on or prior to June 12, 2006, the company may redeem all or part of the debentures for cash at a premium if certain U.S. federal tax legislation, regulations or rules are enacted or are issued. The debentures are subordinated in right of payment to the company’s existing and future senior debt and to the other liabilities of the company’s subsidiaries. The debentures will be used to provide funds for general corporate purposes. The company may also use a portion of the proceeds to purchase shares of Intel common stock.
The company has guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona (the Arizona bonds), which constitute an unsecured general obligation of the company. The aggregate principal amount, including premium, of the Arizona bonds issued December 2005 is $160 million due 2035, and the bonds will bear interest at a fixed rate of 4.375% until 2010. The Arizona bonds are subject to mandatory tender on November 30, 2010, at which time, at the company’s option, the bonds can be re-marketed as either fixed-rate bonds for a period of a specified duration or as variable-rate bonds until their final maturity on December 1, 2035. The proceeds from the issuance of these bonds will be used to provide funds to finance the costs of acquisition, construction and installation of certain industrial sewage and wastewater treatment facilities and solid waste disposal facilities as part of the company’s semiconductor manufacturing plant located in the City of Chandler, Arizona.
The company has Euro borrowings made in connection with the financing of manufacturing facilities and equipment in Ireland. The company invested the proceeds in Euro-denominated loan participation notes of similar maturity to hedge currency and interest rate exposures. During 2005, the company retired approximately $280 million of the Euro borrowings (approximately $270 million during 2004) prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes (see “Note 8: Interest and Other, Net”).
As of December 31, 2005, aggregate debt maturities were as follows: 2006—$18 million; 2007—$20 million; 2008—$97 million; 2009—$20 million; 2010—$184 million; and thereafter—$1.8 billion.
Note 6: Investments
Trading Assets
Trading assets outstanding at fiscal year-ends were as follows:

	2005		2004

	Net		Net
	Unrealized	Estimated	Unrealized	Estimated
(In Millions)	Gains (Losses)	Fair Value	Gains	Fair Value

Debt instruments	$(1)	$1,095	$187	$2,772
Equity securities offsetting deferred compensation	93	363	81	339

Total trading assets	$92	$1,458	$268	$3,111

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net gains (losses) for the period on fixed-income debt instruments classified as trading assets still held at the reporting date were $(47) million in 2005 ($80 million in 2004 and $208 million in 2003). Net gains (losses) on the related derivatives were $52 million in 2005 ($(77) million in 2004 and $(192) million in 2003). These amounts were included in interest and other, net in the consolidated statements of income.
Certain equity securities within the trading asset portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $316 million in 2005 ($458 million in 2004), and are included in other accrued liabilities on the consolidated balance sheets. The decrease in 2005 was primarily related to an amendment of the company’s U.S. defined-benefit plan, which resulted in a transfer of deferred compensation liabilities to the plan (see “Note 12: Retirement Benefit Plans”). Net gains for the period on equity securities offsetting deferred compensation arrangements still held at the reporting date were $15 million in 2005 and were included within interest and other, net in the consolidated statements of income ($29 million in 2004 and $52 million in 2003).
Prior to 2004, the company held certain other marketable equity securities that were included in trading assets. Net gains for the period on these equity security trading assets still held at the reporting date were $77 million in 2003. Net losses on the related derivatives were $84 million in 2003. These gains and losses were included within losses on equity securities, net in the consolidated statements of income.
Available-for-Sale Investments
Available-for-sale investments at December 31, 2005 were as follows:

		Gross	Gross
	Adjusted	Unrealized	Unrealized	Estimated
(In Millions)	Cost	Gains	Losses	Fair Value

Floating rate notes	$5,428	$1	$(1)	$5,428
Commercial paper	4,898	—	(1)	4,897
Bank time deposits[1]	1,322	—	—	1,322
Asset-backed securities	1,143	1	—	1,144
Repurchase agreements	585	—	—	585
Corporate bonds	464	1	—	465
Non-U.S. government securities	459	—	—	459
Marketable strategic equity securities	376	161	—	537
U.S. government securities	343	—	(3)	340
Preferred stock and other equity	210	—	—	210

Total available-for-sale investments	$15,228	$164	$(5)	$15,387

Carrying
Amount

Available-for-sale investments	$15,387
Cost basis investments in loan participation notes	373
Cash on hand	226

Total	$15,986

Reported as:
Cash and cash equivalents	$7,324
Short-term investments	3,990
Marketable strategic equity investments	537
Other long-term investments	4,135

Total	$15,986

[1]	Bank time deposits were mostly issued by U.S. institutions in 2005 and by institutions outside the U.S. in 2004.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Available-for-sale investments at December 25, 2004 were as follows:

		Gross	Gross
	Adjusted	Unrealized	Unrealized	Estimated
(In Millions)	Cost	Gains	Losses	Fair Value

Commercial paper	$7,992	$—	$(4)	$7,988
Floating rate notes	2,697	—	(1)	2,696
Bank time deposits[1]	1,866	—	—	1,866
Non-U.S. government securities	985	—	—	985
Corporate bonds	794	—	—	794
Marketable strategic equity securities	589	118	(51)	656
Asset-backed securities	472	—	—	472
U.S. government securities	405	—	—	405
Preferred stock and other equity	200	—	—	200
Repurchase agreements	196	—	—	196

Total available-for-sale investments	$16,196	$118	$(56)	$16,258

Carrying
Amount

Available-for-sale investments	$16,258
Cost basis investments in loan participation notes	723
Cash on hand	299

Total	$17,280

Reported as:
Cash and cash equivalents	$8,407
Short-term investments	5,654
Marketable strategic equity investments	656
Other long-term investments	2,563

Total	$17,280

[1]	Bank time deposits were mostly issued by U.S. institutions in 2005 and by institutions outside the U.S. in 2004.
The duration of the unrealized losses on available-for-sale investments at December 31, 2005 and December 25, 2004 did not exceed 12 months. The company’s unrealized losses of $51 million on investments in marketable strategic equity securities at December 25, 2004 related primarily to the company’s investment in Micron Technology, Inc. The unrealized losses were due to market-price movements. Management does not believe that any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2005 and December 25, 2004. However, during 2005, the company took an impairment charge on its investment in Micron for $105 million reflecting the difference between the cost basis of the investment and the price of Micron’s stock at the end of the second quarter of 2005. The impairment was principally based on management’s assessment of Micron’s financial results and the fact that the market price of Micron’s stock had been below the company’s cost basis for an extended period of time, as well as the competitive pricing environment for Dynamic Random Access Memory (DRAM) products. The investment in Micron is part of the company’s strategy to support the development and supply of DRAM products.
The company sold available-for-sale securities with a fair value at the date of sale of $1.7 billion in 2005 ($1.1 billion in 2004 and $865 million in 2003). The gross realized gains on these sales totaled $96 million in 2005 ($52 million in 2004 and $16 million in 2003). For all periods presented, gross realized losses on sales, and gains on shares exchanged in third-party merger transactions were insignificant. The company recognized impairment losses on available-for-sale investments of $105 million in 2005 ($2 million in 2004 and none in 2003).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amortized cost and estimated fair value of available-for-sale and loan participation investments in debt securities at December 31, 2005, by contractual maturity, were as follows:

		Estimated
(In Millions)	Cost	Fair Value

Due in 1 year or less	$10,661	$10,660
Due in 1–2 years	2,038	2,038
Due in 2–5 years	976	974
Due after 5 years	197	197
Asset-backed securities not due at a single maturity date	1,143	1,144

Total	$15,015	$15,013

Non-Marketable Equity Securities
Non-marketable equity securities consist of both cost basis and equity method investments. At December 31, 2005, the carrying values of cost basis and equity method investments were $502 million and $59 million, respectively ($449 million and $58 million at December 25, 2004). The company recognized impairment losses on non-marketable equity securities of $103 million in 2005 ($115 million in 2004 and $319 million in 2003).
Note 7: Concentrations of Credit Risk
Financial instruments that potentially subject the company to concentrations of credit risk consist principally of investments in debt securities, derivative financial instruments and trade receivables.
Intel generally places its investments with high-credit-quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on Intel’s analysis of that counterparty’s relative credit standing. Investments in debt securities with original maturities of greater than six months consist primarily of A and A2 or better rated financial instruments and counterparties. Investments with original maturities of up to six months consist primarily of A-1 and P-1 or better rated financial instruments and counterparties. Government regulations imposed on investment alternatives of Intel’s non-U.S. subsidiaries, or the absence of A and A2 rated counterparties in certain countries, result in some minor exceptions, which are reviewed and approved annually by the Finance Committee of the Board of Directors. Credit rating criteria for derivative instruments are similar to those for investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the obligations of Intel with that counterparty. At December 31, 2005, the total credit exposure to any single counterparty did not exceed $365 million. Intel’s practice is to obtain and secure available collateral from counterparties against obligations, including securities lending transactions, whenever Intel deems appropriate.
The majority of the company’s trade receivables are derived from sales to original equipment manufacturers and original design manufacturers of computer systems, cellular handsets and handheld computing devices, and networking and communications equipment. The company also has accounts receivable derived from sales to industrial and retail distributors. The company’s two largest customers accounted for 35% of net revenue for 2005 and 2004, and 34% of net revenue for 2003. At December 31, 2005, the two largest customers accounted for 42% of net accounts receivable (34% of net accounts receivable at December 25, 2004). Management believes that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecasts, balance sheet analysis and past collection experience.
The company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the financial stability of the company’s end customers and diverse geographic sales areas. To assess the credit risk of counterparties, a quantitative and qualitative analysis is performed. From this analysis, credit limits are established and a determination is made as to whether one or more credit support devices, such as obtaining some form of third-party guarantee or standby letter of credit, or obtaining credit insurance, for all or a portion of the account balance is necessary.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8: Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	2005	2004	2003

Interest income	$577	$301	$248
Interest expense	(19)	(50)	(62)
Other, net	7	38	6

Total	$565	$289	$192

During 2004, the company recognized $60 million of gains in other, net associated with terminating financing arrangements for manufacturing facilities and equipment in Ireland (see “Note 5: Borrowings”). Gains associated with terminating similar financing arrangements recognized in 2005 were insignificant.
Note 9: Comprehensive Income
The components of comprehensive income and related tax effects were as follows:

(In Millions)	2005	2004	2003

Net income	$8,664	$7,516	$5,641
Change in net unrealized holding gain on investments, net of tax of $(60), $(17) and $(18) in 2005, 2004 and 2003, respectively	101	31	33
Less: adjustment for net gain on investments included in net income, net of tax of $22, $15 and $5 in 2005, 2004 and 2003, respectively	(38)	(29)	(11)
Change in net unrealized holding gain on derivatives, net of tax of $25, $(34) and $(15) in 2005, 2004 and 2003, respectively	(42)	63	27
Less: adjustment for amortization of net gain on derivatives included in net income, net of tax of $22 in 2005 and $4 in 2004	(38)	(8)	(1)
Minimum pension liability, net of tax of $5 in 2005 and $(2) in 2003	(8)	(1)	5

Total	$8,639	$7,572	$5,694

The components of accumulated other comprehensive income, net of tax, were as follows:

(In Millions)	2005	2004

Accumulated net unrealized holding gain on available-for-sale investments	$100	$37
Accumulated net unrealized holding gain on derivatives	37	117
Accumulated minimum pension liability	(10)	(2)

Total accumulated other comprehensive income	$127	$152

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10: Provision for Taxes
Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2005	2004	2003

Income before taxes:
U.S.	$10,397	$7,422	$5,705
Non-U.S.	2,213	2,995	1,737

Total income before taxes	$12,610	$10,417	$7,442

Provision for taxes:
Current:
Federal	$3,546	$2,787	$808
State	289	(69)	223
Non-U.S.	524	390	379

	4,359	3,108	1,410

Deferred:
Federal	(360)	(128)	420
Other	(53)	(79)	(29)

	(413)	(207)	391

Total provision for taxes	$3,946	$2,901	$1,801

Effective tax rate	31.3%	27.8%	24.2%

The tax benefit from employee equity incentive plans was $351 million for 2005 ($344 million for 2004 and $216 million for 2003).
The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

(In Percentages)	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefits	1.3	(0.4)	1.9
Non-U.S. income taxed at different rates	(2.0)	(2.5)	(2.8)
Non-deductible acquisition-related costs and goodwill impairments	—	0.1	3.1
Tax benefit related to divestitures	—	—	(10.2)
Export sales benefit	(2.8)	(4.8)	(2.5)
Repatriation of prior years’ permanently reinvested earnings	1.8	—	—
Other	(2.0)	0.4	(0.3)

Income tax rate	31.3%	27.8%	24.2%

The American Jobs Creation Act of 2004 (the Jobs Act) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled non-U.S. corporations. During 2005, the company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan, under which the company repatriated $6.2 billion in earnings outside the U.S. pursuant to the Jobs Act. The company recorded additional tax expense in 2005 of approximately $265 million ($0.04 per common share, assuming dilution) related to this decision to repatriate non-U.S. earnings. This repatriation increased the company’s effective rate for 2005 by approximately 2.1 percentage points, to 31.3%. The majority of this increase, 1.8%, is reflected as a separate line item in the rate reconciliation table above, representing the rate effect of the repatriation of prior years’ permanently reinvested earnings. The remainder represents the rate effect of the repatriation of the current year’s earnings and is included in the rate reconciliation table as part of “Non-U.S income taxed at different rates.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The company reduced its tax provision for 2003 by approximately $758 million due to the tax benefits related to the sale of certain businesses and assets through the sale of stock of acquired companies (see “Note 13: Acquisitions and Divestitures”).
The U.S. Internal Revenue Service (IRS) formally assessed certain adjustments to the amounts reflected by the company in its tax returns for the years 1999 through 2002. See “Note 18: Contingencies” for a discussion of these matters.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the company’s deferred tax assets and liabilities at fiscal year-ends were as follows:

(In Millions)	2005	2004

Deferred tax assets
Accrued compensation and other benefits	$212	$265
Accrued advertising	170	115
Deferred income	241	232
Inventory valuation	251	193
Impairment losses on equity investments	93	110
State credits and net operating losses	107	107
Intercompany profit in inventory	105	82
Unremitted earnings of non-U.S. subsidiaries	161	5
Other, net	273	92

	1,613	1,201
Valuation allowance	(86)	(75)

Total deferred tax assets	$1,527	$1,126

Deferred tax liabilities
Depreciation	$(806)	$(894)
Unrealized gains on investments	(123)	(82)
Other, net	(117)	(26)

Total deferred tax liabilities	$(1,046)	$(1,002)

Net deferred tax assets	$481	$124

Reported as:
Current deferred tax assets	$1,149	$979
Non-current deferred tax assets[1]	35	—
Non-current deferred tax liabilities	(703)	(855)

Net deferred taxes	$481	$124

[1]	Included in the “Deferred taxes and other assets” line item on the consolidated balance sheet.
The net deferred tax asset valuation allowance increased $11 million to $86 million at December 31, 2005 based on management’s assessments that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance is composed of unrealized state capital loss carry forwards and unrealized state credit carry forwards of $74 million, and operating loss of non-U.S. subsidiaries of $12 million.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During 2004, the company reclassified $445 million from deferred tax liabilities to common stock and capital stock in excess of par value. The balance sheet reclassification represented the tax benefit attributable to certain prior-year stock option exercises by non-U.S. employees and had no impact on the accompanying statement of cash flows.
U.S. income taxes were not provided for on a cumulative total of approximately $3.7 billion of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The company currently intends to reinvest these earnings in operations outside the U.S.
Note 11: Employee Equity Incentive Plans
Stock Option Plans
Under the 2004 Equity Incentive Plan (the 2004 Plan), options to purchase shares may be granted to all employees and non-employee directors. Beginning in 2006, the company will also issue restricted stock units to employees and non-employee directors under the 2004 Plan. The company may use other types of equity incentive awards, such as stock units and stock appreciation rights under the 2004 Plan. The 2004 Plan also allows for performance-based vesting for equity incentive awards. In May 2005, the company obtained stockholder approval to extend the term of the 2004 Plan by one year, to June 30, 2007, and to make an additional 130 million shares of common stock available for issuance. Including this extension, the company has made a total of 370 million shares of common stock available for issuance under the 2004 Plan. The Intel Corporation 1984 Stock Option Plan expired in May 2004, and the Intel Corporation 1997 Stock Option Plan was terminated upon stockholder approval of the 2004 Plan. As of December 31, 2005, substantially all of the company’s employees were participating in one of the stock option plans. Options granted by the company under the 2004 Plan generally expire seven years from the grant date. Options granted under the company’s previous stock option plans generally expire 10 years from the grant date. Options granted in 2005 to existing and newly hired employees generally vest over a four-year period from the date of grant. Certain grants to key employees have delayed vesting, generally beginning six years from the date of grant. Intel may also assume the stock option plans and the outstanding options of certain acquired companies. Once assumed, Intel does not grant additional stock under these plans. Additional information with respect to stock option plan activity is as follows:

		Outstanding Options

	Shares		Weighted
	Available for	Number of	Average
(Shares in Millions)	Grant	Shares	Exercise Price

December 28, 2002	921.8	845.4	$25.31
Grants	(109.9)	109.9	$20.22
Exercises	—	(63.7)	$10.08
Cancellations	40.0	(41.5)	$30.49
Reduction in shares available for grant	(325.0)	—	—

December 27, 2003	526.9	850.1	$25.54
Grants	(114.7)	114.7	$26.23
Exercises	—	(48.4)	$10.89
Cancellations	11.5	(32.5)	$30.00
Expiration of 1984 Stock Option Plan	(143.2)	—	—
Cancellation of 1997 Stock Option Plan	(300.1)	—	—
Adoption of 2004 Equity Incentive Plan	240.0	—	—

December 25, 2004	220.4	883.9	$26.26
Grants	(118.6)	118.9 [1]	$23.36	[1]
Exercises	—	(64.5)	$12.65
Cancellations	5.2	(38.4)	$29.80
Additional shares approved for issuance	130.0	—	—

December 31, 2005	237.0	899.9	$26.71

Options exercisable at:
December 27, 2003		327.5	$20.53
December 25, 2004		397.5	$23.83
December 31, 2005		469.2	$29.16

[1]	Includes options assumed in connection with an acquisition.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The range of option exercise prices for options outstanding at December 31, 2005 was $0.05 to $87.90. This range reflects the impact of options assumed with acquired companies in addition to the fluctuating price of Intel common stock.
The following table summarizes information about options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	(In Millions)	(In Years)	Price	(In Millions)	Price

$0.05–$15.00	29.0	1.0	$8.38	28.6	$8.40
$15.01–$20.00	176.3	4.6	$18.22	124.6	$18.34
$20.01–$25.00	354.4	6.1	$22.61	88.0	$20.80
$25.01–$30.00	160.4	7.0	$27.23	68.6	$26.79
$30.01–$40.00	95.6	4.6	$33.45	77.1	$33.78
$40.01–$87.90	84.2	4.3	$59.45	82.3	$59.39

Total	899.9	5.5	$26.71	469.2	$29.16

These options will expire if not exercised by specific dates through February 2015. Option exercise prices for options exercised during the three-year period ended December 31, 2005 ranged from $0.01 to $33.60.
Stock Participation Plan
In addition to the employee equity incentive plans, the company has a Stock Participation Plan under which eligible employees may purchase shares of Intel’s common stock at 85% of the average of the high and low stock price reported on The NASDAQ Stock Market at specific, predetermined dates. Approximately 70% of the company’s employees were participating in the Stock Participation Plan as of December 31, 2005. Of the 944 million shares authorized to be issued under the plan, 47.9 million shares remained available for issuance at December 31, 2005. Employees purchased 19.6 million shares in 2005 (18.4 million in 2004 and 23.8 million in 2003) for $387 million ($367 million in 2004 and $328 million in 2003).

Note 12:	Retirement Benefit Plans
Profit Sharing Plans
The company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed to the U.S. Profit Sharing Plan are determined by the Chief Executive Officer of the company under delegation of authority from the Board of Directors, pursuant to the terms of the Profit Sharing Plan. As of December 31, 2005, approximately 90% of the assets of the U.S. Profit Sharing Plan had been allocated to domestic and international equity index funds and approximately 10% had been allocated to a fixed income fund. All assets are managed by an outside fund manager, consistent with the investment policy.
The company also provides a non-qualified profit sharing retirement plan (SERPLUS) for the benefit of eligible employees in the U.S. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan is unfunded.
The company expensed $355 million for the qualified and non-qualified U.S. profit sharing retirement plans in 2005 ($323 million in 2004 and $302 million in 2003). The company expects to fund approximately $320 million for the 2005 contribution to the U.S. qualified Profit Sharing Plan and less than $10 million for SERPLUS.
Contributions made by the company to the U.S. Profit Sharing Plan on behalf of the employees vest based on the employee’s years of service. Vesting begins after three years of service in 20% annual increments until the employee is 100% vested after seven years, or earlier if the employee reaches age 60.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension and Postretirement Benefit Plans
U.S. Pension Benefits. The company provides a tax-qualified defined-benefit pension plan for the benefit of eligible employees and retirees in the U.S. The plan provides for a minimum pension benefit that is determined by a participant’s years of service and final average compensation (taking into account the participant’s social security wage base), reduced by the participant’s balance in the Profit Sharing Plan. If the pension benefit exceeds the participant’s balance in the Profit Sharing Plan, the participant will receive a combination of pension and profit sharing amounts equal to the pension benefit. However, the participant will receive only the benefit from the Profit Sharing Plan if that benefit is greater than the value of the pension benefit. The U.S. defined-benefit plan’s projected benefit obligation assumes future contributions to the Profit Sharing Plan, and if the company does not continue to contribute to or significantly reduces contributions to the Profit Sharing Plan, the U.S. defined-benefit plan projected benefit obligation could increase significantly. Historically, the company has contributed 8% to 12.5% of participants’ eligible compensation to the Profit Sharing Plan on an annual basis. The benefit obligation and related assets under this plan have been measured as of November 30, 2005.
In 2005, the company received a favorable determination letter from the IRS approving an amendment to the U.S. defined-benefit plan that was filed during 2004. Effective for the plan year ended 2005, the amendment allows for a portion of the SERPLUS liability to be included with the U.S. defined-benefit plan under Section 415 of the Internal Revenue Code. The amendment increased the projected benefit obligation and accumulated benefit obligation by approximately $199 million. The company has funded the U.S. defined-benefit plan related to this amendment in accordance with applicable funding laws in 2005, and this has been reflected as employer contributions in the change in plan assets table below.
Non-U.S. Pension Benefits. The company also provides defined-benefit pension plans in certain other countries. Consistent with the requirements of local law, the company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment. The benefit obligations and related assets under these plans have been measured as of December 31, 2005.
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
Benefit Obligation and Plan Assets
The changes in the benefit obligations, plan assets and funded status for the plans described above were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits

(In Millions)	2005	2004	2005	2004	2005	2004

Change in projected benefit obligation:
Beginning benefit obligation	$42	$49	$327	$306	$177	$178
Service cost	2	2	31	29	10	15
Interest cost	2	2	18	16	10	12
Plan participants’ contributions	—	—	7	6	3	2
Actuarial (gain) loss	(7)	(10)	146	(40)	(2)	(26)
Currency exchange rate changes	—	—	(44)	17	—	—
Plan amendments	199	—	—	—	—	—
Benefits paid to plan participants	(1)	(1)	(12)	(7)	(5)	(4)

Ending projected benefit obligation	$237	$42	$473	$327	$193	$177

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits

(In Millions)	2005	2004	2005	2004	2005	2004

Change in plan assets:
Beginning fair value of plan assets	$39	$30	$240	$195	$4	$2
Actual return on plan assets	1	3	41	4	—	—
Employer contributions	187	7	96	31	1	4
Plan participants’ contributions	—	—	7	6	2	2
Currency exchange rate changes	—	—	(32)	11	—	—
Benefits paid to participants	(1)	(1)	(12)	(7)	(5)	(4)

Ending fair value of plan assets	$226	$39	$340	$240	$2	$4

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits

(In Millions)	2005	2004	2005	2004	2005	2004

Funded status:
Ending funded status	$(11)	$(3)	$(133)	$(87)	$(191)	$(173)
Unrecognized transition obligation	—	—	2	2	—	—
Unrecognized net actuarial (gain) loss	(2)	5	112	(3)	4	6
Unrecognized prior service cost	—	1	—	—	29	33

Net amount recognized	$(13)	$3	$(19)	$(88)	$(158)	$(134)

The amounts recognized on the balance sheet for the plans described above were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits

(In Millions)	2005	2004	2005	2004	2005	2004

Amounts recognized in the balance sheet:
Prepaid benefit cost	$—	$3	$58	$40	$—	$—
Accrued benefit liability	(13)	—	(93)	(131)	(158)	(134)
Deferred tax asset	—	—	—	1	—	—
Accumulated other comprehensive income	—	—	16	2	—	—

Net amount recognized	$(13)	$3	$(19)	$(88)	$(158)	$(134)

The accumulated benefit obligations for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits

(In Millions)	2005	2004	2005	2004	2005	2004

Accumulated benefit obligation	$226	$38	$310	$222	$193	$177
Included in the aggregate data in the tables below are the aggregate amounts applicable to the company’s pension plans with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

	U.S. Pension		Non-U.S. Pension
	Benefits		Benefits

(In Millions)	2005	2004	2005	2004

Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$98	$70
Plan assets	$—	$—	$13	$18

Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$237	$42	$323	$296
Plan assets	$226	$39	$146	$205

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assumptions
Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits

	2005	2004	2005	2004	2005	2004

Discount rate	5.4%	5.6%	5.4%	5.9%	5.6%	5.6%
Expected return on plan assets	5.6%	8.0%	6.1%	6.3%	—	—
Rate of compensation increase	5.0%	5.0%	4.0%	3.5%	—	—
Future profit sharing contributions	8.0%	8.0%	—	—	—	—
For the postretirement medical benefit plan, an increase in the assumed healthcare cost trend rate of one percentage point each year would not have a significant impact on the benefit obligation because the plan provides defined credits that the retiree can use to pay all or a portion of the cost to purchase medical coverage.
Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits

	2005	2004	2005	2004	2005	2004

Discount rate	5.6%	6.0%	5.9%	5.9%	5.6%	6.0%
Expected return on plan assets	8.0%	8.0%	6.3%	6.3%	—	—
Rate of compensation increase	5.0%	5.0%	3.5%	3.5%	—	—
Future profit sharing contributions	8.0%	8.0%	—	—	—	—
For the U.S. plan, the discount rate was developed by calculating the benefit payment streams by year to determine when benefit payments will be due. The benefit payment streams were then matched by year to U.S. Treasury zero coupon strips to match the timing and amount of the expected benefit payments. The company adjusted the zero coupon rate by a historical credit risk spread, and discounted it back to the measurement date to determine the appropriate discount rate. For the non-U.S. plans, the discount rate was developed by analyzing long-term bond rates and matching the bond maturity with the average duration of the pension liabilities. Several factors are considered in developing the asset return assumptions for the U.S. and non-U.S. plans. The company analyzed rates of return relevant to the country where each plan is in effect and the investments applicable to the plan. Additional analysis was performed in order to reflect expectations of future returns. The company analyzed local actuarial projections as well as the projected rates of return from investment managers. The expected long-term rate of return shown for the non-U.S. plan assets is weighted to reflect each country’s relative portion of the non-U.S. plan assets.
Net Periodic Benefit Cost
The net periodic benefit cost for the plans included the following components:

				Non-U.S. Pension			Postretirement
	U.S. Pension Benefits			Benefits			Medical Benefits

(In Millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003

Service cost	$4	$4	$7	$31	$29	$27	$11	$15	$12
Interest cost	2	2	2	18	16	18	10	11	10
Expected return on plan assets	(3)	(2)	(2)	(18)	(14)	(1)	—	—	—
Amortization of prior service cost	—	1	1	—	—	—	4	4	4
Recognized net actuarial loss	—	—	1	—	—	1	—	1	—

Net periodic benefit cost	$3	$5	$9	$31	$31	$45	$25	$31	$26

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. Plan Assets
In general, the investment strategy followed for U.S. plan assets is designed to assure that the pension assets are available to pay benefits as they come due and minimize market risk. When deemed appropriate, a portion of the fund may be invested in futures contracts for the purpose of acting as a temporary substitute for an investment in a particular equity security. The fund does not engage in speculative futures transactions. The expected long-term rate of return for the U.S. plan assets is 5.6%.
The asset allocation for the company’s U.S. Pension Plan at the end of fiscal 2005 and 2004, and the target allocation rate for 2006, by asset category, are as follows:

		Percentage of Plan Assets

Asset Category	Target Allocation[1]	2005	2004

Equity securities	13.0%	15.0%	100.0%
Debt securities	87.0%	85.0%	—

[1]	The company’s investment policy was revised in 2005 to invest a larger portion of the U.S. plan assets in debt securities, which is consistent with the company’s goal of minimizing market risk and paying benefits as they come due.
Non-U.S. Plan Assets
The non-U.S. plans’ investments are managed by insurance companies, third-party trustees or pension funds consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. Performance is evaluated by comparing the actual rate of return to the return of other similar assets. Investments that are managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and Intel is not actively involved in the investment strategy. In general, the investment strategy followed is designed to accumulate a diversified portfolio among markets, asset classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 6.1%.
The asset allocation for the company’s non-U.S. plans, excluding assets managed by qualified insurance companies, at the end of fiscal 2005 and 2004, and the target allocation rate for 2006, by asset category, are as follows:

		Percentage of Plan Assets

Asset Category	Target Allocation	2005	2004

Equity securities	67.0%	67.0%	79.0%
Debt securities	21.0%	21.0%	13.0%
Other	12.0%	12.0%	8.0%
Investments that are managed by qualified insurance companies are invested as part of the insurance companies’ general fund. Intel does not have control over the target allocation of these investments. These investments made up 30% of total non-U.S. plan assets in 2005 (35% in 2004).
Funding Expectations
No further contributions are required during 2006 under applicable law for the U.S. Pension Plan. The company intends to make voluntary contributions so that assets are not less than the accumulated benefit obligation at the end of the year. Expected funding for the non-U.S. plans during 2006 is approximately $55 million. Employer contributions to the postretirement medical benefits plan are expected to be approximately $5 million during 2006.
Estimated Future Benefit Payments
The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans are not expected to exceed $60 million in any year through 2015.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13: Acquisitions and Divestitures
Business Combinations
All of the company’s acquisitions that qualified as business combinations have been accounted for using the purchase method of accounting. Consideration includes the cash paid and the value of any options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash and any debt assumed. The company accounts for the intrinsic value of stock options assumed related to future services as unearned compensation within stockholders’ equity.
During 2005, the company completed three acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $177 million, plus certain liabilities. Most of this consideration was allocated to goodwill and related to businesses within the “all other” category for segment reporting purposes. During 2004, the company completed one acquisition qualifying as a business combination in exchange for net cash consideration of approximately $33 million, plus certain liabilities. The company also completed one acquisition in 2003 qualifying as a business combination in exchange for net cash consideration of $21 million, plus certain liabilities. The operating results since the date of acquisition of the businesses acquired are included in the segment that completed the acquisition.
Development-Stage Operations
An acquisition of a development-stage operation does not qualify as a business combination under SFAS No. 141, “Business Combinations,” and purchase consideration for such an acquisition is not allocated to goodwill. Workforce-in-place qualifies as an identified intangible asset for an acquisition of a development-stage operation.
During 2005, the company acquired a development-stage operation in exchange for total net cash consideration of $19 million, which resulted in the recording of workforce-in-place of $20 million. During 2004, there were no acquisitions qualifying as development-stage operations. During 2003, the company acquired a development-stage operation in exchange for total net cash consideration of approximately $40 million, all of which was allocated to workforce-in-place. The operating results of these acquisitions are included in the segment completing the acquisition, as appropriate, for segment reporting purposes.
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
Note 14: Goodwill
During the first quarter of 2005, the company reorganized its business groups to bring all major product groups in line with the company’s strategy to design and deliver technology platforms (see “Note 19: Operating Segment and Geographic Information”). Due to this reorganization of the company’s business groups during the first quarter of 2005, goodwill was allocated to the new reporting units based on the estimated fair value of each business group within its original reporting unit relative to the estimated fair value of that reporting unit. In the fourth quarter of 2005, the company added the Flash Memory Group (FMG). As the flash products group was a separate reporting unit in MG, with no goodwill assigned, the transfer of the flash products group to FMG did not change the goodwill recorded within the operating segments. The majority of the “all other” category goodwill is included in the Digital Home Group operating segment, which is also a reporting unit.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill attributed to operating segments for the years ended December 25, 2004 and December 31, 2005 was as follows:

	Intel	Intel	Digital
	Communications	Architecture	Enterprise
	Group	Business	Group	Mobility Group	All Other	Total
(In Millions)

December 27, 2003	$3,638	$67	$—	$—	$—	$3,705
Transfer	(466)	466	—	—	—	—
Additions	29	—	—	—	—	29
Other	(15)	—	—	—	—	(15)

December 25, 2004	3,186	533	—	—	—	3,719
Transfer	(3,186)	(533)	3,403	258	58	—
Additions	—	—	—	—	165	165
Other	—	—	(3)	(8)	—	(11)

December 31, 2005	$—	$—	$3,400	$250	$223	$3,873

During 2005, the company completed three acquisitions for total purchase consideration, net of cash acquired, of $177 million, plus liabilities assumed, which resulted in goodwill of $165 million. The operating results of the acquired companies have been reported in the “all other” category from the date of acquisition.
During 2005 and 2004, the company completed its annual reviews and concluded that goodwill was not impaired in either year. During 2003, under the former reporting unit structure, the company found indicators of impairment of goodwill and recorded a non-cash impairment charge of $611 million, which was included as a component of operating income in the “all other” category for segment reporting purposes. Under the former reporting structure, the wireless communications business unit had not performed as management had expected. It became apparent that the business was expected to grow more slowly than had previously been projected. A slower-than-expected rollout of products and slower-than-expected customer acceptance of the reporting unit’s products in the cellular baseband processor business, as well as a delay in the transition to next-generation phone networks, had pushed out the forecasts for sales into high-end data cell phones. These factors resulted in lower growth expectations for the reporting unit and triggered the goodwill impairment. Also during 2003, the goodwill related to one of the company’s small seed businesses, included in the “all other” category, was impaired.
Note 15: Identified Intangible Assets
Identified intangible assets are classified within other assets on the balance sheet and consisted of the following as of December 31, 2005:

		Accumulated
(In Millions)	Gross Assets	Amortization	Net

Intellectual property assets	$976	$(382)	$594
Acquisition-related developed technology	300	(275)	25
Other acquisition-related intangibles	112	(77)	35

Total identified intangible assets	$1,388	$(734)	$654

Intellectual property assets primarily represent technology licenses. During 2005, the company acquired intellectual property assets for $209 million with a weighted average life of nine years. The majority of the intellectual property assets acquired represented the value of assets capitalized as a result of a settlement agreement with MicroUnity, Inc. (see “Note 18: Contingencies”). Pursuant to the agreement, Intel agreed to pay MicroUnity a total of $300 million, of which $140 million was charged to cost of sales, in exchange for a technology license. The charge to cost of sales related to the portion of the license attributable to certain product sales through the third quarter of 2005. The remaining $160 million represented the value of the intellectual property assets capitalized and is being amortized over the assets’ remaining useful lives.
Other acquisition-related intangibles include items such as workforce-in-place and customer lists. In 2005, the company acquired a development-stage operation related to the hiring of a group of employees, which resulted in the recording of workforce-in-place of $20 million with an estimated useful life of two years.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Identified intangible assets as of December 25, 2004 consisted of the following:

		Accumulated
(In Millions)	Gross Assets	Amortization	Net

Intellectual property assets	$799	$(285)	$514
Acquisition-related developed technology	631	(514)	117
Other acquisition-related intangibles	91	(45)	46

Total identified intangible assets	$1,521	$(844)	$677

During 2004, the company acquired intellectual property assets for $250 million with a weighted average life of eight years. The majority of the intellectual property assets acquired in 2004 related to a cross-license agreement for cash consideration of $143 million. Also included was the value of assets capitalized as a result of a settlement agreement with Intergraph Corporation. Intel and Intergraph entered into a settlement agreement, pursuant to which Intel agreed to pay Intergraph a total of $225 million, and Intergraph agreed to dismiss certain pending litigation, granted license rights in favor of Intel and Intel’s customers, and covenanted not to sue any Intel customer for products that include an Intel microprocessor, Intel chipset and Intel motherboard. As a result of the settlement agreement, Intel recorded a $162 million charge to cost of sales in the first quarter of 2004. The remaining $63 million represented the value of intellectual property assets capitalized and is being amortized over the assets’ remaining useful lives.
In 2004, the company acquired $18 million in developed technology in connection with an acquisition qualifying as a business combination with an estimated useful life of four years (see “Note 13: Acquisitions and Divestitures”). Also in 2004, the company entered into certain arrangements related to the hiring of a group of employees that resulted in the recording of workforce-in-place of $28 million with an estimated useful life of three years.
All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $123 million in 2005 ($120 million in 2004 and $118 million in 2003). The amortization of an intellectual property asset is generally included in either cost of sales or research and development. Amortization of acquisition-related intangibles and costs was $126 million for 2005 ($179 million for 2004 and $301 million for 2003).
Based on identified intangible assets recorded at December 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, excluding acquisition-related stock compensation and other acquisition-related costs, is expected to be as follows:

(In Millions)	2006	2007	2008	2009	2010

Intellectual property assets	$129	$99	$89	$62	$50
Acquisition-related intangibles	$42	$17	$1	$—	$—
Note 16: Venture
During January 2006, Micron and Intel formed IM Flash Technologies, LLC (IMFT), a company that manufactures NAND flash memory. IMFT will manufacture products for Micron and Intel. Initial production from IMFT began in early 2006. Production will take place in manufacturing facilities located in Idaho, Virginia and Utah.
As part of the initial capital contribution to IMFT, Intel paid $500 million in cash, issued $581 million in notes, and owes an additional $115 million in cash in exchange for a 49% interest. In exchange for a 51% interest, Micron contributed assets valued at $995 million and $250 million in cash. Intel is currently committed to purchasing 49% of IMFT’s production output and production-related services.
IMFT will be governed by a Board of Managers, with the parties initially appointing an equal number of managers to the Board of Managers. The number of managers appointed by each party adjusts depending upon the parties’ ownership interests in IMFT. IMFT will operate until 2015, but is subject to prior termination under certain terms and conditions.
Subject to certain conditions, Intel and Micron will each contribute approximately an additional $1.4 billion over the next three years. As part of Intel’s agreement with Micron related to IMFT, subject to the approval of Intel and Micron, Intel may be required to make additional capital contributions to IMFT for new fabrication facilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
IMFT is a variable interest entity as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46), because all positive and negative variances in IMFT’s cost structure are passed on to Intel and Micron through their purchase agreement with IMFT. Micron and Intel are considered related parties under the provisions of FIN 46, and Intel has determined that Intel is not the primary beneficiary of IMFT. Accordingly, Intel will account for its interest in IMFT using the equity method of accounting. Intel’s maximum exposure to loss as a result of its involvement with IMFT is $1.2 billion as of January 2006, which represents Intel’s initial investment. Intel’s investment in IMFT will be classified in other assets on the balance sheet.
Concurrent with the formation of IMFT, Intel paid Micron $270 million for product designs developed by Micron as well as certain other intellectual property. Intel owns the rights with respect to all product designs and will license the designs to Micron. Micron paid Intel $40 million to license these initial product designs and will pay additional royalties on new product designs. Intel has reflected its net investment in this technology of $230 million as an identified intangible asset. The identified intangible asset will be amortized into cost of sales over its expected five-year life. Costs incurred by Intel and Micron for product and process development related to IMFT are generally split evenly between Intel and Micron and will be classified as research and development.
Additionally, Intel has entered into a long-term supply agreement with Apple Computer, Inc. to supply a significant portion of the NAND flash memory output that Intel will purchase from IMFT through December 31, 2010. In January 2006, Apple pre-paid $250 million to Intel that will be applied to purchases of NAND flash memory by Apple beginning in 2008.
Note 17: Commitments
The company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2021. Additionally, the company leases portions of its land that expire at various dates through 2059. Rental expense was $150 million in 2005 ($136 million in 2004 and $149 million in 2003). Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2006—$114 million; 2007—$79 million; 2008—$62 million; 2009—$47 million; 2010—$30 million; 2011 and beyond—$102 million. Commitments for construction or purchase of property, plant and equipment remained approximately flat at $2.7 billion at December 31, 2005 compared to $2.8 billion at December 25, 2004. These capital purchase obligations relate primarily to capital equipment for manufacturing process technology. Other commitments as of December 31, 2005 totaled $448 million. Other commitments include payments due under various types of licenses and non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies. In addition, in January 2006, the company entered into various contractual commitments related to the IMFT venture with Micron (see “Note 16: Venture”).
Note 18: Contingencies
Tax Matters
In connection with the IRS’s regular examination of Intel’s tax returns for the years 1999 and 2000, the IRS formally assessed in early 2005 certain adjustments to the amounts reflected by Intel on those returns as a tax benefit for its export sales. Also in 2005, the IRS formally assessed similar adjustments to the amounts reflected by Intel for the years 2001 and 2002 as a tax benefit for export sales. The company does not agree with these adjustments and has appealed the assessments. If the IRS prevails in its position, Intel’s federal income tax due for 1999 through 2002 would increase by approximately $1.0 billion, plus interest. The IRS may make similar claims for years subsequent to 2002 in future audits, and if the IRS prevails, income tax due for 2003 through 2005 would increase by approximately $1.2 billion, plus interest.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Legal Proceedings
In June 2005, Advanced Micro Devices, Inc. (AMD) filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 79 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California and the District of Delaware, as well as in various California, Kansas and Tennessee state courts. All the federal class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. Intel disputes AMD’s claims and the class-action claims, and intends to defend the lawsuits vigorously.
Intel is also subject to certain antitrust regulatory inquiries. In 2001, the European Commission commenced an investigation regarding claims by AMD that Intel used unfair business practices to persuade clients to buy Intel microprocessors. In June 2005, Intel received an inquiry from the Korea Fair Trade Commission requesting documents from Intel’s Korean subsidiary related to marketing and rebate programs that Intel entered into with Korean PC manufacturers. Intel is cooperating with these agencies in their investigations and expects that these matters will be acceptably resolved.
In March 2004, MicroUnity, Inc. filed suit against Intel and Dell Inc. in the Eastern District of Texas. MicroUnity claimed that Intel® Pentium® III, Pentium® 4, Pentium® M and Itanium® 2 processors infringed seven MicroUnity patents, and that certain Intel chipsets infringed one MicroUnity patent. MicroUnity sought an injunction, unspecified damages and attorneys’ fees against both Intel and Dell. In October 2005, MicroUnity and Intel entered into a license agreement whereby Intel agreed to pay MicroUnity $300 million for a paid-up license to all MicroUnity patents and for certain other rights including rights on behalf of Intel customers. Under the agreement, MicroUnity dismissed all claims in the lawsuit against Intel and Dell with prejudice.
In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel Pentium 4 processors are less powerful and slower than systems containing Intel Pentium III processors and a competitor’s microprocessors. In July 2004, the Court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing such microprocessors. The Court denied plaintiffs’ motion for reconsideration of this ruling. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending appellate review of the Court’s class certification order. The plaintiffs seek unspecified damages and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.
The company is currently a party to various claims and legal proceedings, including those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the business results of operations for the period in which the ruling occurs, or future periods.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 19: Operating Segment and Geographic Information
During the first quarter of 2005, the company reorganized its operating segments to bring all major product groups in line with the company’s strategy to design and deliver technology platforms. The operating segments after the first-quarter reorganization included the Digital Enterprise Group, the Mobility Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. In the fourth quarter of 2005, the company added the Flash Memory Group. The Digital Enterprise Group and the Mobility Group are reportable operating segments. The Flash Memory Group, Digital Home Group, Digital Health Group and Channel Platforms Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” However, the Flash Memory Group is reported separately, as management believes that this information is useful to the reader. The Digital Home Group, Digital Health Group and Channel Platforms Group operating segments are included within the “all other” category. All prior-period amounts have been adjusted retrospectively to reflect the new organizational structure and certain minor reorganizations effected through the fourth quarter of 2005.
The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, is the company’s President and Chief Executive Officer (CEO), Paul S. Otellini. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.
The Digital Enterprise Group operating segment’s products include microprocessors and related chipsets and motherboards designed for the desktop (including consumer desktop) and enterprise computing market segments, communications infrastructure components such as network processors and embedded microprocessors, wired connectivity devices, and products for network and server storage. The Mobility Group operating segment’s products include microprocessors and related chipsets designed for the notebook computing market segment, wireless connectivity products, and application and cellular baseband processors used in cellular handsets and handheld computing devices. The Flash Memory Group operating segment’s products include NOR flash memory products designed for cellular phones and embedded form factors such as set-top boxes, networking products, and other devices including DVD players and DSL and cable modems. Beginning in 2006, the Flash Memory Group’s products will also include NAND flash memory products manufactured by IMFT. Revenue for the “all other” category primarily consists of microprocessors and related chipsets sold by the Digital Home Group.
In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are generally allocated to the operating segments and are included in the operating results reported below. In addition to the operating results for the Digital Home Group, Digital Health Group and Channel Platforms Group operating segments, the “all other” category includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments. “All other” also includes the results of operations of seed businesses that support the company’s initiatives. Finally, “all other” includes acquisition-related costs, including amortization and any impairments of acquisition-related intangibles and goodwill, and charges for purchased in-process research and development. In 2003, acquisition-related costs included a goodwill impairment charge of $611 million for the remaining goodwill balance related to the former Wireless Communications and Computing Group operating segment.
The company does not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The company does not allocate interest and other income, interest expense or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the company as a whole.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenue and operating income or loss for operating segments for the three years ended December 31, 2005 were as follows:

(In Millions)	2005	2004	2003

Net revenue
Digital Enterprise Group
Microprocessor revenue	$19,412	$19,426	$17,991
Chipset, motherboard and other revenue	5,725	5,352	5,068

	25,137	24,778	23,059
Mobility Group
Microprocessor revenue	8,704	5,667	4,120
Chipset, motherboard and other revenue	2,427	1,314	966

	11,131	6,981	5,086
Flash Memory Group	2,278	2,285	1,608
All other	280	165	388

Total net revenue	$38,826	$34,209	$30,141

Operating income (loss)
Digital Enterprise Group	$9,006	$8,851	$8,017
Mobility Group	5,330	2,833	1,743
Flash Memory Group	(154)	(149)	(152)
All other	(2,092)	(1,405)	(2,075)

Total operating income	$12,090	$10,130	$7,533

In 2005, one customer accounted for 19% of the company’s net revenue (19% in 2004 and 2003) while another customer accounted for 16% in 2005 (16% in 2004 and 15% in 2003). The majority of the revenue from both of these customers was from the sale of microprocessors, chipsets, and other components by the Digital Enterprise Group and Mobility Group operating segments.
Geographic revenue information for the three years ended December 31, 2005 is based on the location of the customer. Property, plant and equipment information is based on the physical location of the assets at the end of each of the fiscal years.
Revenue from unaffiliated customers by geographic region/country was as follows:

(In Millions)	2005	2004	2003

Asia-Pacific
Taiwan	$7,225	$5,391	$4,405
China	5,347	4,651	3,679
Other Asia-Pacific	6,758	5,338	4,077

	19,330	15,380	12,161
Europe	8,210	7,755	6,868
Americas
United States	5,662	6,563	7,644
Other Americas	1,912	1,402	759

	7,574	7,965	8,403
Japan	3,712	3,109	2,709

Total revenue	$38,826	$34,209	$30,141

Revenue from unaffiliated customers outside the U.S. totaled $33,164 million in 2005 ($27,646 million in 2004 and $22,497 million in 2003).
Net property, plant and equipment by country was as follows:

(In Millions)	2005	2004	2003

United States	$11,211	$11,265	$12,483
Ireland[1]	3,192	2,365	2,392
Other countries[1]	2,708	2,138	1,786

Total property, plant and equipment, net	$17,111	$15,768	$16,661

[1]	Net property, plant and equipment outside the U.S. totaled $5,900 million in 2005 ($4,503 million in 2004 and $4,178 million in 2003).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders, Intel Corporation
We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 31, 2005 and December 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intel Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
February 21, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders, Intel Corporation
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Intel Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Intel Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Intel Corporation and our report dated February 21, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
February 21, 2006

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In Millions—Except Per Share Amounts)
2005 For Quarter Ended	December 31	October 1	July 2	April 2

Net revenue	$10,201	$9,960	$9,231	$9,434
Gross margin	$6,300	$5,948	$5,203	$5,598
Net income[1]	$2,453	$1,995	$2,038	$2,178
Basic earnings per share[1]	$0.41	$0.33	$0.33	$0.35
Diluted earnings per share[1]	$0.40	$0.32	$0.33	$0.35
Dividends per share
Declared	$—	$0.16	$—	$0.16
Paid	$0.08	$0.08	$0.08	$0.08
Market price range common stock[2]
High	$27.43	$28.71	$27.70	$25.11
Low	$22.65	$23.83	$22.12	$21.99

(In Millions—Except Per Share Amounts)
2004 For Quarter Ended	December 25	September 25	June 26	March 27

Net revenue	$9,598	$8,471	$8,049	$8,091
Gross margin	$5,377	$4,719	$4,780	$4,870
Net income[3]	$2,123	$1,906	$1,757	$1,730
Basic earnings per share[3]	$0.34	$0.30	$0.27	$0.27
Diluted earnings per share[3]	$0.33	$0.30	$0.27	$0.26
Dividends per share
Declared	$—	$0.08	$—	$0.08
Paid	$0.04	$0.04	$0.04	$0.04
Market price range common stock[2]
High	$24.80	$27.60	$28.99	$34.24
Low	$19.68	$19.72	$25.73	$26.16

[1]	Net income for the quarter ended October 1, 2005 included an additional tax expense of approximately $250 million related to the decision to repatriate non-U.S. earnings, decreasing both basic and diluted earnings per share by $0.04 per share. Net income for the quarter ended July 2, 2005 included $125 million of reversals of previously accrued tax items, primarily related to an increase in estimated research and development tax credits from prior years, increasing both basic and diluted earnings per share by $0.02.

[2]	Intel’s common stock (symbol INTC) trades on The NASDAQ Stock Market* and is quoted in the Wall Street Journal and other newspapers. Intel’s common stock also trades on The Swiss Exchange. At December 31, 2005, there were approximately 220,000 registered holders of common stock. All stock prices are closing prices per The NASDAQ Stock Market.

[3]	Net income for the quarter ended September 25, 2004 included $195 million in tax benefits related to export sales and state tax benefits for divestitures that exceeded the amounts originally estimated in connection with the 2003 provision, increasing both basic and diluted earnings per share by $0.03. Net income for the quarter ended June 26, 2004 included $62 million in tax benefits related to the reversal of previously accrued taxes related primarily to the closing of a state income tax audit, increasing both basic and diluted earnings per share by $0.01.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance and Enterprise Services organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by both our Internal Audit organization and our Finance and Enterprise Services organization.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred.
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
The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of our 2006 Proxy Statement is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information included under the heading “The Board, Board Committees and Meetings” of our 2006 Proxy Statement identifying the “audit committee financial expert” who serves on the Audit Committee of our Board of Directors and the process by which stockholders may recommend candidates for the Board of Directors to the Corporate Governance and Nominating Committee is incorporated by reference in this section. There were no changes to the process by which stockholders may recommend candidates for the Board of Directors during 2005.
Intel has, for many years, maintained a set of Corporate Business Principles that incorporate our code of ethics applicable to all employees, including all officers, and including our independent directors, who are not employees of the company, with regard to their Intel-related activities. The Corporate Business Principles incorporate our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. They also incorporate our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, they incorporate Intel guidelines pertaining to topics such as environmental, health and safety compliance; diversity and non-discrimination; supplier expectations; privacy; and business continuity.
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
The information appearing under the headings “Directors’ Compensation,” “Stock Price Performance Graph,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” of our 2006 Proxy Statement is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing in our 2006 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.
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
The information appearing in our 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing in our 2006 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Intel, the Intel logo, Intel. Leap ahead., Intel Inside, Celeron, Centrino, Intel Core, Intel SpeedStep, Intel StrataFlash, Intel Viiv, Intel Xeon, Intel XScale, Itanium, and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries.
*Other names and brands may be claimed as the property of others.

INTEL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005, December 25, 2004 and December 27, 2003
(In Millions)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year

Allowance for doubtful receivables[1]
2005	$43	$35	$14	$64
2004	$55	$4	$16	$43
2003	$57	$14	$16	$55

Valuation allowance for deferred tax asset
2005	$75	$11	$—	$86
2004	$—	$75	$—	$75
2003	$—	$—	$—	$—

[1]	Deductions represent uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

			Incorporated by Reference

Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

3.1		Intel Corporation Second Restated Certificate of Incorporation filed March 13, 2003	10-Q	000-06217	3.1	5/7/03

3.2		Intel Corporation Bylaws, as amended on January 18, 2006	8-K	000-06217	3.1	1/19/06

4.1		Registration Rights Agreement between Intel Corporation and J.P. Morgan Securities Inc. dated December 16, 2005					X

4.2		Indenture issued by Intel Corporation to Citibank N.A., dated as of December 16, 2005					X

10	.1**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/05

10	.2**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/04

10	.3**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/04

10	.4**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/04

10	.5**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/04

10	.6**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/04

10.7		Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/03

10	.8**	Intel Corporation 1988 Executive Long Term Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.2	8/11/98

10	.9**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/98

10	.10**	Standard Terms and Conditions Relating to Restricted Stock Units granted under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	2/9/06

10	.11**	Form of Intel Corporation Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	8-K	000-06217	10.2	2/9/06

10	.12**	Standard Terms and Conditions Relating to Restricted Stock Units granted under the Intel Corporation 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.3	2/9/06

10	.13**	Form of Intel Corporation Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.4	2/9/06

10	.14**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/06

10	.15**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted on and after January 18, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP Programs)					X

10	.16**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan					X

			Incorporated by Reference

Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.17**	Terms and Conditions relating to Nonqualified Stock Options granted on and after January 18, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants					X

10	.18**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after January 18, 2006 under the ELTSOP Program)					X

10	.19**	Intel Corporation Executive Officer Incentive Plan, as amended and restated effective May 18, 2005	8-K	000-06217	10.2	5/20/05

10	.20**	Description of Bonus Terms under the Executive Officer Incentive Plan	10-Q	000-06217	10.2	8/2/04

10	.21**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/99

10	.22**	Intel Corporation Special Deferred Compensation Plan	S-8	333-45395	4.1	2/2/98

10	.23**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective July 15, 1996	S-8	033-63489	4.1.1	7/17/96

10	.24**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/05

10	.25**	Summary of Intel Corporation non-Employee Director Compensation	8-K	000-06217	10.1	7/25/05

10	.26**	Named Executive Officer Compensation	10-Q	000-06217	10.1	5/11/05

12.1		Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

21.1		Intel Corporation Subsidiaries					X

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2		Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1		Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
Registrant

By:	/s/ Andy D. Bryant

Andy D. Bryant
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer
February 24, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett Craig R. Barrett Chairman of the Board and Director February 24, 2006	/s/ Paul S. Otellini Paul S. Otellini President, Chief Executive Officer, Director and Principal Executive Officer February 24, 2006

/s/ Charlene Barshefsky Charlene Barshefsky Director February 24, 2006	/s/ James D. Plummer James D. Plummer Director February 24, 2006

/s/ E. John P. Browne E. John P. Browne Director February 24, 2006	/s/ David S. Pottruck David S. Pottruck Director February 24, 2006

/s/ Andy D. Bryant Andy D. Bryant Executive Vice President, Chief Financial Officer and Principal Accounting Officer February 24, 2006	/s/ Jane E. Shaw Jane E. Shaw Director February 24, 2006

/s/ D. James Guzy D. James Guzy Director February 24, 2006	/s/ John L. Thornton John L. Thornton Director February 24, 2006

/s/ Reed E. Hundt Reed E. Hundt Director February 24, 2006	/s/ David B. Yoffie David B. Yoffie Director February 24, 2006