Form 10-Q
period 2006-04-01
INTEL CORP
filed 2006-05-08
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 28, 2006
Common stock, $0.001 par value	5,817 million

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	April 1,	April 2,
(In Millions, Except Per Share Amounts)	2006	2005
Net revenue	$8,940	$9,434
Cost of sales	3,997	3,836

Gross margin	4,943	5,598

Research and development	1,562	1,266
Marketing, general and administrative	1,644	1,262
Amortization of acquisition-related intangibles and costs	19	38

Operating expenses	3,225	2,566

Operating income	1,718	3,032
Gains on equity securities, net	2	4
Interest and other, net	154	115

Income before taxes	1,874	3,151

Provision for taxes	517	973

Net income	$1,357	$2,178

Basic earnings per common share	$0.23	$0.35

Diluted earnings per common share	$0.23	$0.35

Cash dividends declared per common share	$0.20	$0.16

Weighted average common shares outstanding	5,854	6,211

Weighted average common shares outstanding, assuming dilution	5,954	6,273

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	April 1,	December 31,
(In Millions)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,948	$7,324
Short-term investments	3,906	3,990
Trading assets	1,265	1,458
Accounts receivable, net	3,912	3,914
Inventories	3,567	3,126
Deferred tax assets	1,032	1,149
Other current assets	397	233

Total current assets	18,027	21,194

Property, plant and equipment, net of accumulated depreciation of $27,786 ($27,021 at December 31, 2005)	17,618	17,111
Marketable strategic equity securities	588	537
Other long-term investments	3,927	4,135
Goodwill	3,873	3,873
Other long-term assets	3,161	1,464

Total assets	$47,194	$48,314

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$224	$313
Accounts payable	2,411	2,249
Accrued compensation and benefits	1,183	2,110
Accrued advertising	1,133	1,160
Deferred income on shipments to distributors	669	632
Other accrued liabilities	2,369	810
Income taxes payable	1,854	1,960

Total current liabilities	9,843	9,234

Long-term debt	2,040	2,106
Deferred tax liabilities	607	703
Other long-term liabilities	346	89
Contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,808 shares issued and outstanding (5,919 at December 31, 2005)	6,662	6,245
Accumulated other comprehensive income	165	127
Retained earnings	27,531	29,810

Total stockholders’ equity	34,358	36,182

Total liabilities and stockholders’ equity	$47,194	$48,314

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	April 1,	April 2,
(In Millions)	2006	2005
Cash and cash equivalents, beginning of period	$7,324	$8,407

Cash flows provided by (used for) operating activities:
Net income	1,357	2,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,139	1,189
Share-based compensation	374	—
Excess tax benefit from share-based payment arrangements	(61)	—
Amortization of intangibles and other acquisition-related costs	75	67
Gains on equity securities, net	(2)	(4)
Net loss on retirements and impairments of property, plant and equipment	39	20
Deferred taxes	1	5
Tax benefit from employee equity incentive plans	—	101
Changes in assets and liabilities:
Trading assets	193	668
Accounts receivable	2	(227)
Inventories	(359)	(187)
Accounts payable	162	138
Accrued compensation and benefits	(927)	(683)
Income taxes payable	(43)	790
Other assets and liabilities	146	(299)

Total adjustments	739	1,578

Net cash provided by operating activities	2,096	3,756

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,758)	(1,788)
Purchases of available-for-sale investments	(2,093)	(2,168)
Maturities and sales of available-for-sale investments	2,324	3,619
Investment in IM Flash Technologies, LLC	(500)	—
Other investing activities	(270)	6

Net cash used for investing activities	(2,297)	(331)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(84)	34
Excess tax benefit from share-based payment arrangements	61	—
Proceeds from sales of shares through employee equity incentive plans	376	410
Repurchase and retirement of common stock	(2,943)	(2,500)
Payment of dividends to stockholders	(585)	(497)

Net cash used for financing activities	(3,175)	(2,553)

Net increase (decrease) in cash and cash equivalents	(3,376)	872

Cash and cash equivalents, end of period	$3,948	$9,279

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$5	$2
Income taxes, net of refunds	$558	$164
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
Intel Corporation has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2006 is a 52-week fiscal year, and the first quarter of 2006 was a 13-week quarter. Fiscal year 2005 was a 53-week fiscal year, and the first quarter of 2005 was a 14-week quarter.
The accompanying interim consolidated condensed financial statements of Intel have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” as noted in “Note 3:  Employee Equity Incentive Plans.” The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of non-marketable equity securities; the recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of inventory; and the valuation and recognition of share-based compensation. The actual results experienced by the company may differ from management’s estimates.
The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2: Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for the company beginning in the first quarter of 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative, that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The company is assessing the impact of the statement.
Note 3: Employee Equity Incentive Plans
Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Accordingly, no share-based compensation, other than acquisition-related compensation, was recognized in the financial statements prior to 2006.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.
Options currently granted by the company generally expire seven years from the grant date. Options granted prior to the third quarter of 2004 under the company’s previous equity incentive plans generally expire 10 years from the grant date. Options granted to existing and newly hired employees generally vest over a four-year period from the date of grant. Certain grants to key officers and senior level employees have delayed vesting, generally beginning six years from the date of grant. Intel may also assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once assumed, Intel does not grant additional stock under these plans. The company may use other types of equity incentive awards, such as restricted stock, restricted stock units and stock appreciation rights. The company’s equity incentive plan also allows for performance-based vesting for equity incentive awards.
Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock participation plan.
The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock participation plan:

	Three Months Ended
	April 1,	April 2,
(In Millions Except Per Share Amounts)	2006	2005
Cost of sales	$86	$—
Research and development	135	—
Marketing, general and administrative	153	—

Share-based compensation effect in income before taxes	374	—
Income taxes	(110)	—

Net share-based compensation effects in net income	$264	$—

Share-based compensation effects on basic earnings per common share	$0.05	$—

Share-based compensation effects on diluted earnings per common share	$0.04	$—

Share-based compensation effects on cash flow from operations	$(61)	$—

Share-based compensation effects on cash flow from financing activities	$61	$—

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
In accordance with SFAS No. 123(R), the company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of 2006 was insignificant.
The total share-based compensation cost capitalized as part of inventory as of April 1, 2006 was $82 million. The amount that the company would have capitalized to inventory as of December 31, 2005, if it had applied the provisions of SFAS 123(R) retrospectively, was $66 million. Under the provisions of SFAS No. 123(R), $66 million has been recorded as a credit to common stock and capital in excess of par value. During the first quarter of 2006, the tax benefit realized for the tax deduction from option exercises and other awards totaled $64 million. As of April 1, 2006, there was $1.8 billion of total unrecognized compensation costs related to stock options granted under the company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.
Pro forma information required under SFAS No. 123 for periods prior to fiscal 2006 as if the company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock participation plan, was as follows:

Three Months
Ended
April 2,
(In Millions Except Per Share Amounts)	2005
Net income, as reported	$2,178
Less: total share-based employee compensation determined under the fair value method for all awards, net of tax	333

Pro forma net income	$1,845

Reported basic earnings per common share	$0.35

Pro forma basic earnings per common share	$0.30

Reported diluted earnings per common share	$0.35

Pro forma diluted earnings per common share	$0.29

The weighted average estimated values of employee stock option grants and rights granted under the stock participation plan, as well as the weighted average assumptions that were used in calculating such values during the first quarter of 2006 and 2005, were based on estimates at the date of grant as follows:

	Stock Options		Stock Purchase Plan
	Three Months Ended		Three Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005[1]	2006	2005[1]
Weighted average estimated fair value of grant	$5.63	$6.51	$5.02	$5.72
Expected life (in years)	4.5	5.6	.5	.5
Risk free interest rate	4.4%	3.7%	4.7%	2.7%
Volatility	.27	.28	.29	.25
Dividend yield	1.8%	1.4%	1.8%	1.4%

[1]	Assumptions used in the calculation of pro forma net income.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Expected volatility is based on implied volatility, as management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 due to changes in the vesting terms and contractual life of current option grants compared to the company’s historical grants. The expected life for options granted in the first quarter of 2005 included the impact of options with extended vesting periods granted to key officers and other senior level employees.
Options outstanding that have vested and are expected to vest as of April 1, 2006 are as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and Intrinsic Value in Millions)	Shares	Exercise Price	Term	Value[1]
Vested	457.9	$29.74	4.3	$319
Expected to vest	400.5	$23.96	6.4	$76

Total	858.4	$27.04	5.3	$395

[1]	These amounts represent the difference between the exercise price and $19.46, the closing price of Intel stock on March 31, 2006 as reported on The NASDAQ Stock Market*, for all in-the-money options outstanding.
Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R), which are estimated when compensation costs are recognized. Options with a fair value of $62 million completed vesting during the first quarter of 2006.
Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted	Aggregate
	Available	Number of	Average	Intrinsic
(Shares in Millions)	for Grant	Shares	Exercise Price	Value[1]
December 31, 2005	237.0	899.9	$26.71
Grants	(5.8)	5.8	$22.63
Exercises	—	(13.9)	$9.57	$166
Cancellations	1.7	(6.9)	$28.09

April 1, 2006	232.9	884.9	$26.94

Options exercisable at:
December 31, 2005		469.2	$29.16
April 1, 2006		457.9	$29.74

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.
The company is presently proposing a new equity incentive plan for stockholder vote at its May 2006 Annual Stockholders’ Meeting. If approved by the stockholders, this new equity incentive plan would replace the 2004 Equity Incentive Plan, which would be terminated early.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Under the 1976 Stock Participation Plan, 34.1 million shares remained available for issuance at April 1, 2006 out of 944 million shares authorized. Employees purchased 13.8 million shares for $245 million in the first quarter of 2006 (10.4 million shares for $211 million in the first quarter of 2005). The next scheduled purchase under the stock participation plan is in the third quarter of 2006. The company is presently proposing a new stock purchase plan for stockholder vote at its May 2006 Annual Stockholders’ Meeting. If approved by the stockholders, this new stock purchase plan would replace the 1976 Stock Participation Plan when it expires in August 2006.
Note 4: Earnings Per Share
The computation of the company’s basic and diluted earnings per common share is as follows:

	Three Months Ended
	April 1,	April 2,
(In Millions Except Per Share Amounts)	2006	2005
Net income	$1,357	$2,178

Weighted average common shares outstanding	5,854	6,211
Dilutive effect of employee equity incentive plans	49	62
Dilutive effect of convertible debt	51	—

Weighted average common shares outstanding, assuming dilution	5,954	6,273

Basic earnings per common share	$0.23	$0.35

Diluted earnings per common share	$0.23	$0.35

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed issuance of stock under the stock participation plan using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.
For the first quarter of 2006, 579 million of the company’s outstanding stock options were excluded from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (481 million for the first quarter of 2005). These options could be dilutive in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
Note 5: Common Stock Repurchase Program
During the first quarter of 2006, the company repurchased 138.5 million shares of common stock at a cost of $2.9 billion (107.9 million shares at a cost of $2.5 billion during the first quarter of 2005). Since the repurchase program began in 1990, the company has repurchased and retired 2.7 billion shares at a cost of approximately $55 billion. As of April 1, 2006, $18.9 billion remained available for repurchase under the existing repurchase authorization.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 6: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	April 1,	December 31,
(In Millions)	2006	2005
Debt instruments	$887	$1,095
Equity securities offsetting deferred compensation	378	363

Total	$1,265	$1,458

Note 7: Inventories
Inventories at the end of each period were as follows:

	April 1,	December 31,
(In Millions)	2006	2005
Raw materials	$416	$409
Work in process	1,944	1,662
Finished goods	1,207	1,055

Total	$3,567	$3,126

Note 8: Gains on Equity Securities, Net
Net gains on investments in equity securities and certain equity derivatives were $2 million for the first quarter of 2006 ($4 million for the first quarter of 2005). Included in these amounts were impairments of non-marketable equity securities of $23 million for the first quarter of 2006 ($15 million for the first quarter of 2005).
Note 9: Interest and Other, Net
Interest and other, net included:

	Three Months Ended
	April 1,	April 2,
(In Millions)	2006	2005
Interest income	$168	$121
Interest expense	(7)	(2)
Other, net	(7)	(4)

Total	$154	$115

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 10: Borrowings
In December 2005, the company issued $1.6 billion of 2.95% junior subordinated convertible debentures (the debentures) due 2035. The debentures are initially convertible, subject to certain conditions, into shares of the company’s common stock at a conversion rate of 31.7162 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $31.53 per share of common stock. Holders may surrender the debentures for conversion at any time. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debentures, but will not be adjusted for accrued interest. In addition, the conversion rate will increase for a holder who elects to convert the debentures in connection with certain share exchanges, mergers or consolidations involving Intel as described in the indenture governing the debentures. The debentures, which pay a fixed rate of interest semiannually beginning on June 15, 2006, have a contingent interest component that will require the company to pay interest based on certain thresholds and for certain events commencing on December 15, 2010, as outlined in the indenture governing the debentures. The maximum amount of contingent interest that will accrue is 0.40% per year and the fair value of the related embedded derivative was not significant at April 1, 2006 and December 31, 2005. The company may settle any conversions of the debentures in cash or in shares of the company’s common stock at the company’s option. On or after December 15, 2012, the company may redeem all or part of the debentures for the principal amount plus any accrued and unpaid interest if the closing price of the company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the company provides notice of redemption. If certain events occur in the future, the indenture provides that each holder of the debentures may, for a pre-defined period of time, require the company to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The company may pay the repurchase price in cash or in shares of the company’s common stock. In addition, on or prior to June 12, 2006, the company may redeem all or part of the debentures for cash at a premium if certain U.S. federal tax legislation, regulations or rules are enacted or are issued. The debentures are subordinated in right of payment to the company’s existing and future senior debt and to the other liabilities of the company’s subsidiaries. The company concluded that the debentures are not conventional convertible debt instruments. In addition, the company has concluded that the embedded conversion option qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Furthermore, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. As such, the embedded conversion option is not accounted for separately as a derivative.
The company has Euro borrowings, which were made in connection with the financing of manufacturing facilities and equipment in Ireland. The company has invested the proceeds in Euro-denominated loan participation notes of similar maturity to hedge currency and interest rate exposures. During the first quarter of 2006, the company retired approximately $70 million of the Euro borrowings ($230 million for the first quarter of 2005) prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes.
Note 11: Identified Intangible Assets
Identified intangible assets are classified within other assets on the balance sheet and consisted of the following as of April 1, 2006:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,185	$(403)	$782
Acquisition-related developed technology	300	(287)	13
Other intangible assets	372	(53)	319

Total identified intangible assets	$1,857	$(743)	$1,114

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Identified intangible assets as of December 31, 2005 consisted of the following:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$976	$(382)	$594
Acquisition-related developed technology	300	(275)	25
Other intangible assets	112	(77)	35

Total identified intangible assets	$1,388	$(734)	$654

During the first quarter of 2006, the company acquired intellectual property assets for $234 million with a weighted average life of 5 years. During the first quarter of 2006, there were $300 million in additions to other intangible assets with a weighted average life of 4 years.
All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $46 million for the first quarter of 2006 ($29 million for the first quarter of 2005). The amortization of an intellectual property asset is generally included in either cost of sales or research and development. Amortization of acquisition-related developed technology was $12 million for the first quarter of 2006 ($27 million for the first quarter of 2005) and is included in amortization of acquisition-related intangibles and costs. Amortization of other intangible assets was $16 million for the first quarter of 2006 ($8 million for the first quarter of 2005). The amortization of other intangible assets is recorded as either amortization of acquisition-related intangibles and costs or as a reduction of revenue.
Based on identified intangible assets recorded at April 1, 2006, and assuming no subsequent impairment of the underlying assets, the amortization expense for each period is expected to be as follows:

(In Millions)	2006[1]	2007	2008	2009	2010
Intellectual property assets	$129	$146	$136	$109	$96
Acquisition-related developed technology	$9	$3	$1	$—	$—
Other intangible assets	$44	$80	$85	$110	$—

[1]	Reflects the remaining nine months of fiscal 2006.
Note 12: Comprehensive Income
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	April 1,	April 2,
(In Millions)	2006	2005
Net income	$1,357	$2,178
Change in net unrealized holding gain on available-for-sale investments	33	(42)
Change in net unrealized holding gain on derivatives	5	(29)

Total comprehensive income	$1,395	$2,107

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
The components of accumulated other comprehensive income, net of tax, were as follows:

	April 1,	December 31,
(In Millions)	2006	2005
Accumulated net unrealized holding gain on available-for-sale investments	$133	$100
Accumulated net unrealized holding gain on derivatives	42	37
Accumulated minimum pension liability	(10)	(10)

Total accumulated other comprehensive income	$165	$127

Note 13: Provision for Taxes
The effective tax rate for the first quarter of 2006 included a decrease to the tax provision driven by a higher percentage of profits in lower tax jurisdictions and an increase in non-U.S. research and development tax credits related to 2004, which was partially offset by a decrease in the tax benefit related to export sales and the impact of share-based compensation.
Note 14: Venture
During January 2006, Micron Technology, Inc. and Intel formed IM Flash Technologies, LLC (IMFT), a company that manufactures NAND flash memory products for Micron and Intel. Initial production from IMFT began in early 2006.
As part of the initial capital contribution to IMFT, Intel paid $500 million in cash, issued $581 million in non-interest-bearing notes, and owes an additional $115 million in cash in exchange for a 49% interest. The $581 million in non-interest-bearing notes and the $115 million owed in cash are included in other accrued liabilities and have been reflected as a non-cash item on the statement of cash flows. In exchange for a 51% interest, Micron contributed assets valued at $995 million and $250 million in cash. Intel is currently committed to purchase 49% of IMFT’s production output and production-related services. During the first quarter of 2006, the purchased products and services from IMFT and the related payable as of April 1, 2006 were not significant.
IMFT is governed by a Board of Managers, with Intel and Micron initially appointing an equal number of managers to the Board of Managers. The number of managers appointed by each party adjusts depending upon the parties’ ownership interests in IMFT. IMFT will operate until 2015, but is subject to prior termination under certain terms and conditions.
Subject to certain conditions, Intel and Micron will each contribute approximately an additional $1.4 billion over the next three years. Subject to the approval of Intel and Micron, additional capital contributions to IMFT for new fabrication facilities may be required to be made by Micron and Intel.
IMFT is a variable interest entity as defined by FASB Interpretation No. 46(R), ''Consolidation of Variable Interest Entities’’ (FIN 46), because all positive and negative variances in IMFT’s cost structure are passed on to Intel and Micron through their purchase agreement with IMFT. Micron and Intel are considered related parties under the provisions of FIN 46, and Intel has determined that Intel is not the primary beneficiary of IMFT. Accordingly, Intel accounts for its interest in IMFT using the equity method of accounting. Intel’s proportionate share of income or losses from its investment in IMFT is recorded in interest and other, net. Intel’s maximum exposure to loss as a result of its involvement with IMFT is $1.2 billion as of April 1, 2006, which represents Intel’s investment. Intel’s investment in IMFT is classified in other assets on the balance sheet.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Concurrent with the formation of IMFT, Intel paid Micron $270 million for product designs developed by Micron as well as certain other intellectual property. Intel owns the rights with respect to all product designs and licensed the designs to Micron. Micron paid Intel $40 million to license these initial product designs and will pay additional royalties on new product designs. Intel has reflected its net investment in this technology of $230 million as an identified intangible asset. The identified intangible asset will be amortized into cost of sales over its expected five-year life. Costs incurred by Intel and Micron for product and process development related to IMFT are generally split evenly between Intel and Micron and are classified as research and development.
Additionally, Intel has entered into a long-term supply agreement with Apple Computer, Inc. to supply a significant portion of the NAND flash memory output that Intel will purchase from IMFT through December 31, 2010. In January 2006, Apple pre-paid a refundable $250 million to Intel that will be applied to purchases of NAND flash memory by Apple beginning in 2008. Intel has reflected the $250 million as other long-term liabilities on the balance sheet.
Note 15: Contingencies
Tax Matters
In connection with the U.S. Internal Revenue Service’s (IRS) regular examination of Intel’s tax returns for the years 1999 through 2002, the IRS formally assessed, in 2005, certain adjustments to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company does not agree with these adjustments and has appealed the assessments. If the IRS prevails in its position, Intel’s federal income tax due for 1999 through 2002 would increase by approximately $1.0 billion, plus interest.
In the first quarter of 2006, in connection with the IRS’s regular examination of Intel’s tax returns for the years 2003 and 2004, the IRS proposed similar adjustments related to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company also intends to dispute these adjustments. If the IRS prevails in its position, Intel’s federal income tax due for 2003 and 2004 would increase by approximately $800 million, plus interest. The IRS may make similar claims for years subsequent to 2004 in future audits, and if the IRS prevails, income tax due for 2005 would increase by approximately $400 million, plus interest.
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
Legal Proceedings
Intel currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company’s financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
In June 2005, Advanced Micro Devices, Inc (AMD) filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 79 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California and the District of Delaware, as well as in various California, Kansas and Tennessee state courts. All the federal class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. Intel disputes AMD’s claims and the class-action claims, and intends to defend the lawsuits vigorously.
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
In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc., alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the Court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing such microprocessors. The Court denied the plaintiffs’ motion for reconsideration of this ruling. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending appellate review of the Court’s class certification order. The plaintiffs seek unspecified damages and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.
Note 16: Operating Segment Information
The company’s operating segments include the Digital Enterprise Group, the Mobility Group, the Flash Memory Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. The Digital Home Group, Digital Health Group and Channel Platforms Group operating segments are included within the “all other” category. The prior period amounts have been adjusted retrospectively to reflect reorganizations.
The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the company’s President and Chief Executive Officer (CEO), Paul S. Otellini. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
The Digital Enterprise Group operating segment’s products include microprocessors and related chipsets and motherboards designed for the desktop (including consumer desktop) and enterprise computing market segments, communications infrastructure components such as network processors and embedded microprocessors, wired connectivity devices, and products for network and server storage. The Mobility Group operating segment’s products include microprocessors and related chipsets designed for the notebook computing market segment, wireless connectivity products, and application and cellular baseband processors used in cellular handsets and handheld computing devices. The Flash Memory Group operating segment’s products include NOR flash memory products designed for cellular phones and embedded form factors as well as NAND flash memory products manufactured by IMFT that are designed primarily for digital audio players. Revenue for the “all other” category primarily relates to microprocessors and related chipsets sold by the Digital Home Group.
In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are generally allocated to the operating segments and are included in the operating results reported below. In addition to the operating results for the Digital Home Group, Digital Health Group and Channel Platforms Group operating segments, the “all other” category includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments. “All other” also includes the results of operations of seed businesses that support the company’s initiatives. Additionally, “all other” includes acquisition-related costs, including amortization and any impairments of acquisition-related intangibles and goodwill, and charges for purchased in-process research and development. Finally, for the first quarter of 2006, “all other” includes share-based compensation charges resulting from the adoption of SFAS No. 123(R).
Segment information is summarized as follows:

	Three Months Ended
	April 1,	April 2,
(In Millions)	2006	2005
Net revenue
Digital Enterprise Group
Microprocessor revenue	$3,892	$4,944
Chipset, motherboard and other revenue	1,255	1,417

	5,147	6,361
Mobility Group
Microprocessor revenue	2,347	1,917
Chipset, motherboard and other revenue	632	517

	2,979	2,434
Flash Memory Group	544	578
All other	270	61

Total net revenue	$8,940	$9,434

Operating income (loss)
Digital Enterprise Group	$1,375	$2,383
Mobility Group	1,155	1,131
Flash Memory Group	(104)	(32)
All other	(708)	(450)

Total operating income	$1,718	$3,032

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with Intel’s overall strategy and the strategy for our major operating segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. The Strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations, beginning with an “Overview.” Following the analysis of our results, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section entitled “Financial Condition.” We then conclude this MD&A with our Business Outlook section, discussing our outlook for 2006 and the second quarter of 2006.
The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (also see Item 1A “Risk Factors” in Part II of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of May 3, 2006.
In addition to disclosing financial results calculated in accordance with United States (U.S.) generally accepted accounting principles (GAAP), the company’s Results of Operations and Business Outlook contains non-GAAP financial measures that exclude the effects of share-based compensation and the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). The non-GAAP financial measures used by management and disclosed by the company exclude the income statement effects of all forms of share-based compensation and the effects of SFAS No. 123(R) upon the number of diluted shares used in calculating non-GAAP earnings per share. The non-GAAP financial measures disclosed by the company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. The company has provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.
The company applied the modified prospective method of adoption of SFAS No. 123(R), under which the effects of SFAS No. 123(R) are reflected in the company’s GAAP financial statement presentations for and after the first quarter 2006, but are not reflected in results for prior periods. Gross margin, expenses (research and development and marketing, general and administrative), operating income, income taxes, net income and earnings per share (EPS) are the primary financial measures management uses for planning and forecasting future periods that are affected by shared-based compensation. Because management reviews these financial measures calculated without taking into account the effects of the new requirements under SFAS No. 123(R), these financial measures are treated as “non-GAAP financial measures” under Securities and Exchange Commission (SEC) rules. Management uses the non-GAAP financial measures for internal managerial purposes, including as a means to compare period-to-period results on both a segment basis and consolidated basis and as a means to evaluate the company’s results on a consolidated basis compared to those of other companies. In addition, management uses certain of these measures when publicly providing forward-looking statements on expectations regarding future consolidated basis financial results.
The company’s share-based compensation programs are established and managed on a company-wide basis, including specification of grant types and amount ranges for employees by category and grade. Segment managers are not held accountable for share-based compensation charges impacting their business unit’s operating income (loss) and accordingly, share-based compensation charges have been excluded from the company’s measure of segment profitability (operating income). Therefore, the review of segment results and forecasts by management and the Board of Directors excludes share-based compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Additionally, management and the Board of Directors will continue to compare the company’s historical consolidated results of operations (revenue, gross margin, research and development, marketing, general and administrative expenses, operating income as well as net income and EPS), excluding share-based compensation, to financial information prepared on the same basis during the company’s budget and planning process, to assess the business and to compare consolidated results to the objectives identified for the company. The company’s budget and planning process commences with a segment-level evaluation — which, as noted above, excludes share-based compensation — and culminates with the preparation of a consolidated annual and/or quarterly budget that includes these non-GAAP financial measures (gross margin, research and development expenses, marketing, general and administrative expenses, operating income, income tax expense, net income and EPS). This budget, once finalized and approved, serves as the basis for allocation of resources and management of operations. While share-based compensation is a significant expense affecting the company’s results of operations, management excludes share-based compensation from the company’s consolidated budget and planning process to facilitate period to period comparisons and to assess changes in gross margin, net income and EPS targets in relation to changes in forecast revenue.
Profit-dependent cash incentive compensation paid to employees, including senior management, also is calculated using formulae that incorporate the company’s annual results (operating income and/or EPS) excluding share-based compensation. For example, for 2006 the executive compensation cash incentive plan formula measures EPS as the greater of (x) Intel’s operating income or (y) Intel’s net income divided by Intel’s weighted average diluted common shares outstanding, in both cases excluding the effects of share-based compensation.
The company discloses this non-GAAP information to the public to enable investors who wish to more easily assess the company’s performance on the same basis applied by management and to ease comparison on both a GAAP and non-GAAP basis among other companies that separately identify share-based compensation. In particular, as the company begins to apply SFAS No. 123(R), the company believes that it is useful to investors to understand how the expenses and other adjustments associated with the application of SFAS No. 123(R) are being reflected on the company’s income statements.
Although these non-GAAP financial measures adjust cost, expenses and diluted share items to exclude the accounting treatment of share-based compensation, they should not be viewed as a pro forma presentation reflecting the elimination of the underlying share-based compensation programs, as those programs are an important element of the company’s compensation structure and generally accepted accounting principles indicate that all forms of share-based payments should be valued and included as appropriate in results of operations. Management takes into consideration this aspect of the non-GAAP financial measures by evaluating the dilutive effect of the company’s share-based compensation arrangements on the company’s basic and diluted earnings per share calculations and by reviewing other quantitative and qualitative information regarding the company’s share-based compensation arrangements, including the information provided in the Results of Operations section of this Form 10-Q under the caption “Employee Equity Incentive Plans.”
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
Our strategy focuses on taking customer needs into account in developing the next generation of products and platforms that will enable new form factors and new usage models for businesses and consumers. We believe that the end users of computing and communications systems and devices want products based on platform solutions. We define a platform as a collection of technologies that are designed to work together to provide a better end-user solution than if the ingredients were used separately. Our platforms consist of various products based on standards and initiatives; hardware and software that may include technologies such as Hyper-Threading Technology (HT Technology), Intel® Virtualization Technology and Intel® Active Management Technology (Intel® AMT); and services. In developing our platforms, we may include ingredients sold by other companies. The success of our strategy to offer platform solutions is dependent on our ability to select and incorporate ingredients that customers value, and to market the platforms effectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We also believe that users of computing and communications systems and devices want improved overall performance and/or improved performance per watt. Improved overall performance can include faster processing performance and/or other improved capabilities such as multithreading and/or multitasking, and improved connectivity, security, manageability, utilization, reliability, ease of use and/or interoperability among devices. Improved performance per watt involves balancing the addition of these types of improved performance factors with the power consumption of the platform. Lower power consumption may reduce system heat output, provide power savings, and reduce the total cost of ownership for the end user. It is our goal to incorporate these improvements in our various products and platforms to meet end-user demands. In line with these efforts, we are focusing our efforts on multi-core microprocessors. Multi-core microprocessors contain two or more processor cores, rather than just one processor core, which enables improved multitasking with improved performance per watt.
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
We plan to continue to cultivate new businesses and work with the computing, communications and consumer electronics industries through standards bodies, trade associations, original equipment manufacturers, original design manufacturers, and independent software and operating system vendors, to encourage the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to expand the infrastructure for wireless connectivity, including wireless broadband. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our platform solutions. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer.
Digital Enterprise Group
The Digital Enterprise Group (DEG) designs and delivers computing and communications platforms for businesses and service providers. DEG products are incorporated into desktop computers, the infrastructure for the Internet and enterprise computing servers. DEG platforms for businesses are designed to increase employee productivity and reduce total cost of ownership. We develop these platforms based on our processors, chipsets, board-level products, wired connectivity products, and products for network and server storage. The processors offered by DEG are designed for various market segments, and include microprocessors that are optimized for use in the desktop and server computing market segments, and products designed for the communications infrastructure, including network processors, storage processors and embedded microprocessors. Although DEG’s strategic focus is on business platform solutions, the group also offers products marketed to the consumer desktop computing market segment. Consumer desktop platforms that are designed and marketed specifically for the digital home are offered by the Digital Home Group.
Our strategy for the desktop computing market segment is to introduce platforms with improved performance per watt, tailored to the needs of different market segments using a tiered branding approach. For desktop performance platforms, we offer the Intel® Pentium® D processor and the Intel Pentium 4 processor supporting HT Technology. For value desktop platforms, we offer the Intel® Celeron® D processor and the Intel Celeron processor, which are designed to meet the core computing needs and affordability requirements of value-conscious PC users. We also offer chipsets designed and optimized for use in desktop platforms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our strategy for the enterprise computing market segment is to provide competitive price for performance in platforms that increase end-user value in the areas of power management, utilization, manageability and reliability for entry-level to high-end servers and workstations. Our Intel® Xeon® processor family of products supports a range of entry-level to high-end technical and commercial computing applications. These products have been enhanced with Intel® EM64T, our 64-bit extension technology. Our Intel® Itanium® processor family, which is based on Intel’s 64-bit architecture and includes the Intel® Itanium® 2 processor, generally supports an even higher level of reliability and computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. We also offer chipsets and network controllers designed and optimized for use in both server and workstation platforms.
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
In March 2006, we launched two Dual-Core Intel® Xeon® processors LV (low-voltage) that are designed for server, storage, and telecommunications equipment. These processors support a 667-MHz bus, run at speeds ranging from 1.66GHz to 2.0GHz and feature 2MB of L2 cache.
Mobility Group
The Mobility Group designs and delivers platforms for notebook PCs and handheld computing and communications devices. The Mobility Group’s products include microprocessors and related chipsets designed for the notebook market segment, wireless connectivity products, and application and cellular baseband processors used in cellular handsets and handheld computing devices.
Our strategy for notebook PCs is to deliver platforms with optimized performance, battery life, form factor and wireless connectivity. For performance mobility users, we offer the Intel® CoreTM Duo processor, the Intel® CoreTM Solo and the Intel Pentium® M processor. For value mobile platforms, we offer the Intel Celeron® M processor and the Mobile Intel Celeron processor. We also offer Intel Mobile Express Chipsets, with and without integrated graphics capability, which are designed for the notebook market segment. Additionally, we offer wireless connectivity solutions based on the 802.11 industry standard as well the 802.16 industry standard, commonly known as WiMAX. The current versions of our WiMAX products are used in high-speed, fixed wireless broadband networks. The primary platforms offered by the Mobility Group are the Intel® Centrino® Duo mobile technology platform and the Intel Centrino® mobile technology platform. Intel Centrino Duo mobile technology and Intel Centrino mobile technology consists of a performance mobile processor and a mobile chipset as well as a wireless network connection that together are designed and optimized specifically for improved performance, battery life, form factor and wireless connectivity.
Our application and cellular baseband processors utilize Intel XScale technology. Intel XScale technology provides processing and multimedia graphics capability for cellular handsets and handheld computing devices. We offer application processors sold as discrete chips or in stacked packaging solutions (stacking an application processor with memory).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The strategy for the Flash Memory Group is to provide advanced flash memory products for cellular phones, digital audio players, memory cards, computing platforms and embedded form factors. We offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In support of our strategy, we offer NOR flash memory products such as Intel StrataFlash® Wireless Memory, for advanced mobile phone designs. In addition to product offerings for cellular customers, we offer NOR flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes NOR flash memory products found in various applications, including set-top boxes, networking products, and other devices including DVD players and DSL and cable modems. Additionally, in January 2006 we formed IM Flash Technologies, LLC (IMFT), a NAND flash memory manufacturing company, with Micron Technology, Inc. Products manufactured by IMFT and sold by Intel are currently being used in digital audio players and memory cards.
We offer a variety of stacked memory products, including products based on our NOR flash, as well as our NOR flash plus SRAM and/or NAND flash, which we currently purchase from third-party vendors. Stacking of memory products refers to packaging several memory chips together.
Digital Home Group
The strategy for the Digital Home Group is to design and deliver platforms that meet the demands of consumers as digital media and other content becomes increasingly accessible through a variety of connected digital devices within the home. We are focusing on components for digital home living-room entertainment applications and PCs designed for the digital home. We offer Intel® ViivTM technology-based platforms for use in the digital home. Platforms based on Intel Viiv technology include the Intel® CoreTM Duo, Intel Pentium D or Pentium® Processor Extreme Edition processor, as well as a chipset, a network connectivity device and enabling software, all optimized to work together in the digital home environment. In addition, we offer products for display processing, demodulation and tuner applications as well as processors and chipsets for embedded consumer electronics designs, such as digital televisions, digital video recorders and set-top boxes.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Estimates
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair manufacturing assets or accelerate their depreciation; valuation of inventory, which impacts gross margin; and valuation and recognition of share-based compensation, which impacts gross margin, research and development expenses, and marketing, general and administrative expenses. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as policies for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Non-Marketable Equity Securities. We typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At April 1, 2006, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $1.8 billion ($561 million at December 31, 2005) and includes our investment in IMFT.
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
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its estimated fair value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity securities were $23 million in the first quarter of 2006 ($15 million in the first quarter of 2005).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Income Taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, and deductions, such as the tax benefit for export sales and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
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
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new shorter useful lives. Impairments and accelerated depreciation of long-lived assets were less than $15 million during the first quarter of 2006 and the first quarter of 2005.
Inventory. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months. The estimates of future demand that we use in the valuation of inventory are the same as those used in our published revenue forecasts and are also consistent with the estimates used in our short-term manufacturing plans. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Share-based compensation. In the first quarter of 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during the first quarter of 2006 was $374 million.
Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use implied volatility based on options freely traded in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of freely traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of options freely traded to those of options granted by the company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of freely traded options used to derive implied volatility, which is generally 1 to 2 years, and determined the length of term was sufficient. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. If we determined another method to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and expected lives result in a proportional increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value.
In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin, research and development expenses, and marketing, general, administrative expenses. The effect of forfeiture adjustments in the first quarter of 2006 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations
Overview
In the first quarter of 2006, revenue declined 5% compared to the first quarter of 2005, and declined 12% from the fourth quarter of 2005. The decline from the fourth quarter was primarily due to lower unit sales of logic products. While we believe that the computing industry remains healthy overall, we believe that growth rates are slowing. We now believe that there has been a build-up of inventories at our customers over the last several quarters. In addition, customers are stocking a smaller supply of components inventory as they make room for new product generations. In total, we believe these factors have led to an excess of several million units at our customers. Strong competition has also affected both our unit sales and the average selling price of our microprocessors and chipsets. Gross margin dollars in the first quarter declined more significantly than revenue due primarily to the effects of lower revenue from sales of high-margin logic products. As we look ahead to the second quarter, our customers are likely to begin to reduce their components inventory, and our sales would be negatively affected. Therefore, the first half of 2006 is a time to reset our business.
We expect seasonal increases in revenue, with a corresponding increase in gross margin, in the second half. Our objective is to develop improved products using our superior manufacturing capabilities, and our plans call for our factories to remain fully loaded. We believe that our upcoming dual core microprocessors based on our 65-nanometer manufacturing technology will give us leading energy efficient performance across the desktop, notebook, and 2-way server market segments. At the same time, we are working to cut spending, and have reduced the outlook for total spending for the year by one billion dollars. We are also undertaking a comprehensive analysis of our company with the goal of increasing our overall efficiency in 2007 and beyond. Despite the focus on reducing spending, we plan to proceed with our next generation of processes and products, and are not delaying our plans for introducing products using our 45-nanometer process technology.
From a financial condition perspective, we returned $3.5 billion to stockholders through stock repurchases and dividends in the first quarter, but we expect to reduce the level of our stock repurchases over the coming quarters consistent with our internal cash management policies.
First Quarter of 2006 Compared to First Quarter of 2005
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q1 2006		Q1 2005
		% of Net		% of Net
(Dollars in Millions Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$8,940	100.0%	$9,434	100.0%
Cost of sales	3,997	44.7%	3,836	40.7%

Gross margin	4,943	55.3%	5,598	59.3%
Research and development	1,562	17.5%	1,266	13.4%
Marketing, general and administrative	1,644	18.4%	1,262	13.4%
Amortization of acquisition-related intangibles and costs	19	0.2%	38	0.4%

Operating income	1,718	19.2%	3,032	32.1%
Gains on equity securities, net	2	—	4	0.1%
Interest and other, net	154	1.8%	115	1.2%

Income before taxes	1,874	21.0%	3,151	33.4%
Provision for taxes	517	5.8%	973	10.3%

Net income	$1,357	15.2%	$2,178	23.1%

Diluted earnings per share	$0.23		$0.35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following tables present non-GAAP financial measures, which exclude the effects of share-based compensation, and reconciliations from the most directly comparable GAAP measure:

(Dollars in Millions Except Per Share Amounts)	Q1 2006	Q1 2005
Gross margin	$4,943	$5,598
Add back: Share-based compensation charges in cost of sales	86	—

Gross margin excluding share-based compensation	$5,029	$5,598

GAAP net income	$1,357	$2,178
Adjustment for share-based compensation within:
Cost of sales	86	—
Research and development	135	—
Marketing, general and administrative	153	—
Income taxes	(110)	—

Net income excluding share-based compensation	$1,621	$2,178

GAAP diluted earnings per share	$0.23	$0.35
Adjustment for share-based compensation	0.04	—

Diluted earnings per share excluding share-based compensation impact	$0.27	$0.35

The following table sets forth information on our geographic regions for the periods indicated:

	Q1 2006		Q1 2005
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,293	48%	$4,395	47%
Americas	1,905	21%	1,972	21%
Europe	1,701	19%	2,106	22%
Japan	1,041	12%	961	10%

Total	$8,940	100%	$9,434	100%

Our net revenue for Q1 2006 was $8.9 billion, a decrease of 5% compared to Q1 2005. This decrease was primarily due to lower microprocessor average selling prices and significantly lower motherboard unit sales, partially offset by higher chipset revenue. The first quarter of 2006 included 13 weeks in contrast to the first quarter of 2005 that included 14 weeks.
Revenue in our Europe region decreased 19%, our Asia-Pacific region’s revenue decreased 2% and revenue in our Americas region decreased 3% compared to Q1 2005. These decreases were partially offset by revenue in Japan, which increased 8% to $1.0 billion compared to Q1 2005. There were declines in Q1 2006 compared to Q1 2005 in the emerging markets of the Americas and Europe regions as well as the mature markets in the Europe region.
Our overall gross margin dollars were $4.9 billion in Q1 2006, a decrease of 12% compared to $5.6 billion in Q1 2005. Our overall gross margin percentage decreased to 55.3% in Q1 2006, down from 59.3% in Q1 2005. The gross margin percentage for the Digital Enterprise Group and Mobility Group were lower in Q1 2006 compared to Q1 2005. Additionally, gross margin in Q1 2006 includes the impact of share-based compensation. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the first quarter of 2006 and 2005 were as follows:

(In Millions)	Q1 2006	Q1 2005
Microprocessor revenue	$3,892	$4,944
Chipset, motherboard and other revenue	1,255	1,417

Net revenue	$5,147	$6,361
Operating income	$1,375	$2,383
Net revenue for the Digital Enterprise Group operating segment decreased $1.2 billion, or 19%, in Q1 2006 compared to Q1 2005. The decrease in revenue was primarily due to lower desktop microprocessor unit sales, lower microprocessor average selling prices and significantly lower motherboard unit sales. Microprocessors within the Digital Enterprise Group include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in other revenue above.
Operating income decreased $1.0 billion, or 42%, in Q1 2006 compared to Q1 2005. The significant decrease was primarily due to lower microprocessor revenue, the impact of increased write-downs of chipset inventory and higher operating expenses. These decreases were partially offset by approximately $190 million of lower start-up costs in Q1 2006.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the first quarter of 2006 and 2005 were as follows:

(In Millions)	Q1 2006	Q1 2005
Microprocessor revenue	$2,347	$1,917
Chipset and other revenue	632	517

Net revenue	$2,979	$2,434
Operating income	$1,155	$1,131
Net revenue for the Mobility Group operating segment increased by $545 million, or 22%, in Q1 2006 compared to Q1 2005. This increase was primarily due to significantly higher revenue from sales of microprocessors, which increased $430 million or 22%, in Q1 2006 compared to Q1 2005, reflecting the continued growth in the notebook market segment. The higher revenue from sales of microprocessors was due to significantly higher unit sales, partially offset by lower average selling prices. Additionally, revenue from the sale of chipsets increased significantly in Q1 2006 compared to Q1 2005, primarily due to the success of Intel Centrino mobile technology. Revenue from applications processors, which are based on our Intel XScale technology, is included in other revenue above.
Operating income increased slightly, by $24 million or 2%, in Q1 2006 compared to Q1 2005. The increase in operating income was primarily due to higher revenue from sales of microprocessors, offset by higher operating expenses. Operating expenses as a percentage of revenue within the Mobility Group increased in Q1 2006 compared to Q1 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The revenue and operating loss for the Flash Memory Group operating segment for the first quarter of 2006 and 2005 were as follows:

(In Millions)	Q1 2006	Q1 2005
Net revenue	$544	$578
Operating loss	$(104)	$(32)
Net revenue for the Flash Memory Group operating segment decreased by $34 million, or 6%, in Q1 2006 compared to Q1 2005. This decrease was primarily due to lower average selling prices, partially offset by higher unit sales and higher royalty receipts. We began shipping NAND flash memory products manufactured by IMFT in Q1 2006. Operating loss increased from $32 million in Q1 2005 to $104 million in Q1 2006. The increase was primarily due to lower revenue, higher operating expenses, and spending related to NAND products, partially offset by lower unit costs.
Share-based Compensation
Share-based compensation totaled $374 million in Q1 2006, compared to zero in Q1 2005. We adopted the modified prospective transition method under SFAS No. 123(R), effective beginning in the first quarter 2006. Prior to adoption of SFAS 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related share-based compensation, was recognized in net income. As of April 1, 2006, there was $1.8 billion of total unrecognized share-based compensation costs. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years. In the second quarter of 2006 we began issuing restricted stock units to employees. Share-based compensation charges are included in the “all other” category for segment reporting purposes.
Operating Expenses
The following tables present non-GAAP operating expenses, which exclude the effects of share-based compensation, and reconciliations from the most directly comparable GAAP measure:

(In Millions)	Q1 2006	Q1 2005
Research and development	$1,562	$1,266
Share-based compensation charges in R&D	135	—

Research and development, excluding share-based compensation	$1,427	$1,266

Marketing, general and administrative	$1,644	$1,262
Share-based compensation in MG&A	153	—

Marketing, general and administrative, excluding share-based compensation	$1,491	$1,262

Amortization of acquisition-related intangibles and costs	$19	$38
Research and development spending increased $296 million, or 23%, in Q1 2006 compared to Q1 2005. This increase was due to share-based compensation of $135 million, higher development costs for next-generation process technology and higher headcount. Marketing, general and administrative expenses increased $382 million, or 30%, in Q1 2006 compared to Q1 2005 due to share-based compensation of $153 million, increased marketing spending and higher headcount. Research and development along with marketing, general and administrative expenses were 35.9% of net revenue in Q1 2006 (26.8% of net revenue in Q1 2005).
Amortization of acquisition-related intangibles and costs was $19 million in Q1 2006 compared to $38 million in Q1 2005, as a portion of the intangibles related to prior acquisitions became fully amortized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains on Equity Securities, Interest and Other and Taxes
Gains on equity securities, net, interest and other, net and taxes for the first quarter of 2006 and 2005 were as follows:

(In Millions)	Q1 2006	Q1 2005
Gains on equity securities, net	$2	$4
Interest and other, net	$154	$115
Provision for taxes	$517	$973
Net gains on equity securities and certain equity derivatives for Q1 2006 were $2 million compared to $4 million for Q1 2005. The decrease in Q1 2006 was primarily due to higher impairment charges on investments of non-marketable equity securities ($23 million in Q1 2006 and $15 million in Q1 2005), partially offset by higher net gains on equity transactions.
Interest and other, net increased to $154 million in Q1 2006 compared to $115 million in Q1 2005, reflecting higher interest income as a result of higher rates, partially offset by lower cash balances.
Our effective income tax rate was 27.6% for Q1 2006, compared to 30.9% for Q1 2005. The decrease in the effective tax rate for Q1 2006 compared to Q1 2005 was due to a higher percentage of profits in low tax jurisdictions and an increase in non-U.S. research and development tax credits, partially offset by a decrease in the tax benefit related to export sales and the impact of share-based compensation.
Financial Condition
Our financial condition remains strong. At April 1, 2006, cash, short-term investments and fixed income debt instruments included in trading assets totaled $8.7 billion, down from $12.4 billion at December 31, 2005. At April 1, 2006, total short-term and long-term debt was $2.3 billion and represented approximately 6.6% of stockholders’ equity. At December 31, 2005, total debt was $2.4 billion and represented approximately 6.7% of stockholders’ equity.
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the first quarter of 2006, cash provided by operating activities was $2.1 billion, compared to $3.8 billion for the first quarter of 2005. For the first quarter of 2006, the largest contribution to the decrease in cash provided by operating activities was from lower net income and the timing and changes in the amount of estimated tax payments. Accrued compensation and benefits decreased compared to December 31, 2005, primarily due to payout of 2005 year-end employee bonuses. Inventories increased compared to December 2005 levels, as we continue to ramp new products, primarily related to microprocessors on the 65 nanometer process and associated chipsets. Trading assets decreased compared to December 31, 2005, primarily due to maturities in excess of purchases. Accounts receivable was approximately flat compared to December 31, 2005, despite decreased revenue, due to a higher proportion of sales occurring at the end of the first quarter of 2006. For the first quarter of 2006, our two largest customers accounted for approximately 37% of net revenue, with one of these customers accounting for approximately 22% of revenue and another customer accounting for approximately 15%. For the first quarter of 2005, our two largest customers accounted for approximately 33% of net revenue. Additionally, these two largest customers accounted for approximately 49% of net accounts receivable at April 1, 2006 (approximately 42% at December 31, 2005).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investing cash flows consist primarily of capital expenditures, the proceeds from investments maturities and payment for investments acquired. We used $2.3 billion in net cash for investing activities for the first quarter of 2006, compared to $331 million during the first quarter of 2005. The higher cash used in investing activities in the first quarter of 2006, compared to the first quarter of 2005, was primarily due to lower net maturities of available-for-sale investments as we shifted our portfolio of investments in debt securities to longer-term maturities. Capital expenditures remained flat at $1.8 billion for the first quarter of 2006 compared to the first quarter of 2005. Capital spending for 2006 is expected to be $6.6 billion, plus or minus $200 million, primarily for investments in 45 nanometer construction and production equipment. During the first quarter of 2006, we paid $500 million in cash for our investment in IMFT. Our initial contribution to IMFT also included $581 million in notes and an additional $115 million owed in cash, which has been reflected as a non-cash item on the statement of cash flows. Other investing activities included intellectual property assets purchased from Micron, concurrent with the formation of IMFT, for $230 million.
Financing cash flows consist primarily of repurchases and retirement of common stock and payment of dividends to stockholders. We used $3.2 billion in net cash for financing activities in the first quarter of 2006 compared to $2.6 billion in the first quarter of 2005. The major financing use of cash was for the repurchase of shares as we purchased 138.5 million shares of common stock for $2.9 billion (107.9 million shares for $2.5 billion in the first quarter of 2005). At April 1, 2006, $18.9 billion remained available for repurchase under existing repurchase authorizations. Our dividend payments were $585 million in the first quarter of 2006, higher than the $497 million paid in the same period of the prior year, due to an increase from $0.08 to $0.10 in cash dividends per common share effective for the first quarter of 2006. Financing sources of cash for the first quarter of 2006 were primarily $376 million in proceeds from the sale of shares pursuant to employee equity incentive plans ($410 million during the first quarter of 2005).
Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. There were no borrowings under our commercial paper program during the first quarter of 2006. We also have an automatic shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity and other securities.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases and potential future acquisitions or strategic investments.
Employee Equity Incentive Plans
Our equity incentive programs are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. Under the 2004 Equity Incentive Plan (the 2004 Plan), as amended, 370 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. The 2004 Plan expires on June 30, 2007. We are presently proposing a new equity incentive plan for stockholder vote at our May 2006 Annual Stockholders’ Meeting. If approved by the stockholders, this new equity incentive plan would replace the 2004 Plan, which would be terminated early. The proposed plan would make 175 million shares of common stock available for issuance as equity awards to employees and non-employee directors through June 30, 2008, of which a maximum of 80 million shares can be awarded as restricted stock or restricted stock units. Additionally, we are proposing a new stock purchase plan for stockholder vote. If approved by the stockholders, this new stock purchase plan would replace the 1976 Stock Purchase Plan when it expires in August 2006. The proposed plan would make 240 million shares of common stock available for issuance through August 2011.
Our goal has been to keep the potential incremental dilution related to our equity incentive programs to a long-term average of less than 2% annually. The dilution percentage is calculated using the new option grants for the year, net of options cancelled due to employees leaving the company and expired options, divided by the total outstanding shares at the beginning of the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Options granted to employees, including officers, and non-employee directors from 2002 through the first quarter of 2006 are summarized as follows:

	YTD
(Shares in Millions)	2006	2005	2004	2003	2002

Total options granted[1]	6	119	115	110	174
Less options cancelled[1]	(7)	(38)	(32)	(40)	(44)
Net options granted (cancelled)	(1)	81	83	70	130
Net grants as % of outstanding shares[2]	n/m [3]	1.3%	1.3%	1.1%	1.9%
Grants to listed officers[4] as % of total options granted	—	1.4%	1.1%	2.4%	1.7%
Grants to listed officers[4] as % of outstanding shares[2]	—	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative options held by listed officers[4] as % of total
options outstanding	1.9%	1.9%	2.1%	2.1%	2.1%
Option related share-based compensation recognized for
listed officers[4] as a % of total option related share
based-compensation recognized[5]	1.4%	—	—	—	—

[1]	Excluding options assumed in connection with acquisitions.

[2]	Outstanding shares as of the beginning of each period.

[3]	Not meaningful.

[4]	“Listed officers” are our Chief Executive Officer and the four other most highly compensated executive officers serving at the end of the years presented. For 2004, “listed officers” also includes an officer who retired in January 2005.

[5]	Includes amounts recognized in the financial statements for stock options according to the provisions of SFAS No. 123(R), which was adopted as of the first quarter of 2006.
In accordance with a policy established by the Compensation Committee of the Board of Directors, total options granted to the listed officers may not exceed 5% of total options granted in any year. For the first quarter of 2006, there were no options granted to listed officers. All stock option grants to executive officers are determined by the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.
For additional information regarding equity incentive plans and the activity for the first quarter of 2006 and for 2005, see “Note 3: Employee Equity Incentive Plans” in the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q. Information regarding our equity incentive plans should be read in conjunction with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2006 Proxy Statement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Business Outlook
Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties— in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type, and valuation of share-based awards granted as well as the amount of awards cancelled due to employee turnover and the timing of award exercises by employees. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Revenue for 2006 is currently expected to be 3% lower than 2005 revenue of $38.8 billion. This is below our previous expectation of 6% to 9% higher than 2005 revenue, primarily due to lower than expected unit sales. For the second quarter of 2006, we expect revenue to be between $8.0 billion and $8.6 billion, compared to first quarter revenue of $8.9 billion. The midpoint of this range would be a sequential decrease of 7%, which is lower than the typical seasonal trend for the second quarter, due to an expected decrease in microprocessor unit sales as customers work through their current component inventories. Seasonal growth is expected in the second half of the year. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.
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
Our gross margin expectation for 2006 is 53%, plus or minus a few points. Excluding the effects of share-based compensation of approximately 1%, our gross margin expectation for 2006 is 54%, plus or minus a few points. This is below our previous expectation of 57%, plus or minus a few points, primarily due to higher microprocessor unit costs and slightly lower microprocessor average selling prices, partially offset by lower manufacturing startup costs. We expect the gross margin percentage in the second quarter of 2006 to be approximately 49%, plus or minus a couple of points. Excluding the effects of share-based compensation of approximately 1%, our gross margin expectation for the second quarter of 2006 is 50% plus or minus a couple of points. On a GAAP basis, the 49% midpoint is lower than the gross margin of 55.3% in the first quarter. The lower gross margin is primarily due to an expected shift in product mix from higher margin microprocessors to lower margin products. Additionally, gross margin is expected to be affected by higher microprocessor unit costs as we continue to ramp production of dual-core products.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending in 2006 will be approximately $6.6 billion, plus or minus $200 million. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continues to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand.
We expect depreciation expense to be between $1.1 billion and $1.2 billion for the second quarter of 2006 and approximately $4.7 billion, plus or minus $100 million for the full year 2006.
Spending on research and development, plus marketing, general and administrative expenses (total spending) in 2006 is expected to be approximately $12.1 billion. Excluding the effects of share-based compensation of approximately $1.1 billion, total spending is expected to be approximately $11.0 billion. This is below our previous expectation of $13.1 billion on a GAAP basis, primarily due to cost savings actions. Total spending in the second quarter of 2006 is expected to be between $3.0 billion and $3.1 billion. Excluding the effects of share-based compensation of approximately $300 million, total spending in the second quarter is expected to be between $2.7 billion and $2.8 billion. On a GAAP basis, the expectation for total spending in the second quarter is lower than $3.2 billion in the first quarter. Expenses, particularly certain marketing and compensation expenses, vary depending on the level of demand for our products and the level of revenue and profit.
Research and development spending in 2006 is expected to be approximately $6.1 billion. Excluding the effects of share-based compensation of approximately $500 million, spending for research and development in 2006 is expected to be approximately $5.6 billion.
Based on acquisitions completed through May 3, 2006, we expect amortization of acquisition-related intangibles and costs to be approximately $10 million in the second quarter and $45 million for the full year 2006.
We expect the net gains from equity securities and interest and other for the second quarter of 2006 to be approximately $175 million. Our expectations for gains (losses) from equity securities include our expectations for impairment charges on public and private equity investments and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other could vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities, interest rates, cash balances and changes in the fair value of derivative instruments.
The tax rate for the second, third and fourth quarters is currently expected to be approximately 30.5%. The estimated effective tax rate is based on tax law in effect at April 1, 2006 and current expected income, and assumes that we will continue to receive the tax benefit for export sales. See “Note 15: Contingencies” in the Notes to Consolidated Condensed Financial Statements. The tax rate may also be affected by the closing of acquisitions or divestitures; the jurisdiction in which profits are determined to be earned and taxed; changes in estimates of credits, benefits and deductions, including changes in the deductions related to share-based compensation; the resolution of issues arising from tax audits with various tax authorities; and the ability to realize deferred tax assets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Status of Business Outlook and Scheduled Business Update
We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media and others, and may reiterate the forward-looking statements contained in the Business Outlook section and elsewhere in this Form 10-Q, including any such statements that are incorporated by reference in this Form 10-Q. At the same time, we will keep this Form 10-Q and our most current Business Outlook publicly available on our Investor Relations web site (www.intc.com). The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the Business Outlook and other forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.
From the close of business on June 2, 2006 until our quarterly earnings release is published, presently scheduled for July 19, 2006, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements published in our Form 8-K filed on April 19, 2006, as reiterated or updated as applicable in our filings with the SEC on Forms 10-K and 10-Q after that date, should be considered historical, speaking as of prior to the quiet period only and not subject to update. As noted in our Form 8-K on March 3, 2006, the Business Outlook and other forward looking statements in our Forms 8-K filed on January 17, 2006 and March 3, 2006 and in our Annual Report on Form 10-K for the year ended December 31, 2005 should be considered historical, speaking as of dates prior to March 3, 2006 only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize, from time to time, may vary at our discretion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2005. All estimates below are not necessarily indicative of future performance, and actual results may differ materially.
Interest Rates
The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on our investments in fixed-rate debt securities are generally based on three-month LIBOR, or, if longer term, are generally swapped to U.S. dollar LIBOR-based returns. In addition to fixed-rate debt investments, in 2005 we issued debt. We considered the historical volatility of the interest rates experienced in prior years and the duration of our investment portfolio and debt issuances, and determined that it was reasonably possible that an adverse change of 80 basis points (0.80%), approximately 16% of the rate at April 1, 2006, could be experienced in the near term (18% of the rate at December 31, 2005). A hypothetical 0.80% increase in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $85 million at the end of April 1, 2006 and $10 million as of December 31, 2005. The increase in exposure to an adverse fair value change from December 31, 2005 to April 1, 2006 was primarily driven by a change in the fair value of our convertible debt, which increased the likelihood of future contingent interest payments.
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
As of April 1, 2006, the fair value of our portfolio of marketable strategic equity investments and equity derivative instruments, including hedging positions, was $620 million ($574 million as of December 31, 2005). To assess the market price sensitivity of these equity securities, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable strategic equity portfolio is substantially concentrated in one company as of April 1, 2006, which will affect the portfolio’s price volatility. We currently have an investment in Micron with a fair value of $498 million, or 80% of the total marketable strategic equity portfolio value including equity derivative instruments at April 1, 2006. The investment in Micron is part of our strategy to support the development and supply of Dynamic Random Access Memory (DRAM) products. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks in our marketable strategic equity portfolio could experience a loss of 40% in the near term. This estimate is not necessarily indicative of future performance, and actual results may differ materially.
Assuming a loss of 40% in market prices, and after reflecting the impact of hedges and offsetting positions, our marketable strategic equity portfolio could decrease in value by approximately $260 million, based on the value of the portfolio as of April 1, 2006 (a decrease in value of approximately $245 million, based on the value of the portfolio as of December 31, 2005).

Our strategic investments in non-marketable equity securities are affected by many of the same factors that could result in an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At April 1, 2006, our strategic investments in non-marketable equity securities had a carrying amount of $1.8 billion ($561 million as of December 31, 2005). The carrying amount of these investments approximated fair value as of April 1, 2006 and December 31, 2005. However, as of April 1, 2006, our non-marketable equity securities portfolio is substantially concentrated in one company, IMFT, a manufacturer of NAND flash memory, with a carrying amount of $1.2 billion, or 67% of the total value of the non-marketable equity securities portfolio at April 1, 2006. See “Note 14: Venture” in the Notes to Consolidated Condensed Financial Statements. The terms of our investment in IMFT contain contractual conditions that restrict our ability to sell the investment. No other investment in our non-marketable equity securities portfolio was individually significant as of April 1, 2006 or December 31, 2005.
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
The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and their effect on the information generated for use in this Form 10-Q. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance and Enterprise Services organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A. Tax Matters
In connection with the U.S. Internal Revenue Service’s (IRS) regular examination of Intel’s tax returns for the years 1999 through 2002, the IRS formally assessed, in 2005, certain adjustments to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company does not agree with these adjustments and has appealed the assessments. If the IRS prevails in its position, Intel’s federal income tax due for 1999 through 2002 would increase by approximately $1.0 billion, plus interest.
In the first quarter of 2006, in connection with the IRS’s regular examination of Intel’s tax returns for the years 2003 and 2004, the IRS proposed similar adjustments related to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company also intends to dispute these adjustments. If the IRS prevails in its position, Intel’s federal income tax due for 2003 and 2004 would increase by approximately $800 million, plus interest. The IRS may make similar claims for years subsequent to 2004 in future audits, and if the IRS prevails, income tax due for 2005 would increase by approximately $400 million, plus interest.
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
ITEM 1A. RISK FACTORS
A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Fluctuations in demand for our products may adversely affect our financial results and are difficult to forecast.
If demand for our products fluctuates, our revenue and gross margin could be adversely affected. Important factors that could cause demand for our products to fluctuate include:
•	changes in customer product needs;
•	changes in the level of customers’ component inventory;
•	changes in business and economic conditions, including a downturn in the semiconductor industry;
•	competitive pressures from companies that have competing products, chip architectures and manufacturing technologies including product offerings, marketing programs and pricing pressures;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.
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
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust and other issues. As described in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from manufacturing or selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on business and results of operations for the period in which the ruling occurred or future periods.
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
In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. To attract, retain and motivate qualified employees, we rely heavily on share-based incentive awards such as employee stock options and restricted stock. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our results of operations and/or require us to increase the amount we expend on cash and other forms of compensation. In addition, our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” during our first quarter of 2006 will result in significant additional compensation expense compared to prior periods.
Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, see “Critical Accounting Estimates” in Part I, Item 2 of this Form 10-Q. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS No. 123(R) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.
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
In addition, the IRS and other tax authorities regularly examine our income tax returns. The IRS has proposed adjustments or issued formal assessments related to amounts reflected on certain of our tax returns as a tax benefit for our export sales, see “Note 15: Contingencies” in Part I, Item 1 of this Form 10-Q. Our results of operations could be adversely impacted if these assessments or any other assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (Shares in Millions)

			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
January 1, 2006—January 28, 2006	40.3	$21.87	40.3	$20,983
January 29, 2006—February 25, 2006	82.6	$21.11	82.6	$19,239
February 26, 2006—April 1, 2006	15.6	$20.46	15.6	$18,920

Total	138.5	$21.26	138.5

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
ITEM 6. EXHIBITS

3.1	Intel Corporation Second Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2003)

3.2	Intel Corporation Bylaws as amended on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on January 19, 2006)

10.1**	Listed Officer Compensation

10.2**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan

10.3**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (Requiring Signature)

10.4**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan

10.5**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (Requiring Electronic Signature)

10.6**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)

10.7**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (Requiring Signature)

10.8**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (Requiring Electronic Signature)

10.9**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan (for grants under the ELTSOP Program)

10.10**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program) (Requiring Signature)

10.11**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program)

10.12**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program) (Requiring Electronic Signature)

10.13**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants

10.14**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program) (Requiring Signature)

10.15**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)

10.16**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program) (Requiring Electronic Signature)

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Compensation plans or arrangements in which executive officers are eligible to participate.

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

INTEL CORPORATION (Registrant)
Date: May 5, 2006	By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President, Chief Financial Officer and Principal Accounting Officer