Form 10-Q
period 2006-07-01
INTEL CORP
filed 2006-08-02
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 28, 2006
Common stock, $0.001 par value	5,768 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In Millions, Except Per Share Amounts)	2006	2005	2006	2005

Net revenue	$8,009	$9,231	$16,949	$18,665
Cost of sales	3,838	4,028	7,835	7,864

Gross margin	4,171	5,203	9,114	10,801

Research and development	1,496	1,176	3,058	2,442
Marketing, general and administrative	1,593	1,342	3,237	2,604
Amortization of acquisition-related intangibles and costs	10	36	29	74

Operating expenses	3,099	2,554	6,324	5,120

Operating income	1,072	2,649	2,790	5,681
Gains (losses) on equity securities, net	37	(22)	39	(18)
Interest and other, net	144	127	298	242

Income before taxes	1,253	2,754	3,127	5,905

Provision for taxes	368	716	885	1,689

Net income	$885	$2,038	$2,242	$4,216

Basic earnings per common share	$0.15	$0.33	$0.38	$0.68

Diluted earnings per common share	$0.15	$0.33	$0.38	$0.68

Cash dividends declared per common share	$—	$—	$0.20	$0.16

Weighted average common shares outstanding	5,801	6,144	5,827	6,177

Weighted average common shares outstanding, assuming dilution	5,868	6,215	5,911	6,244

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	July 1,	December 31,
(In Millions)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$3,436	$7,324
Short-term investments	2,985	3,990
Trading assets	1,222	1,458
Accounts receivable, net	3,178	3,914
Inventories	4,332	3,126
Deferred tax assets	1,221	1,149
Other current assets	381	233

Total current assets	16,755	21,194

Property, plant and equipment, net of accumulated depreciation of $28,365 ($27,021 at December 31, 2005)	18,098	17,111
Marketable strategic equity securities	604	537
Other long-term investments	3,513	4,135
Goodwill	3,871	3,873
Other long-term assets	3,247	1,464

Total assets	$46,088	$48,314

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$287	$313
Accounts payable	2,478	2,249
Accrued compensation and benefits	1,469	2,110
Accrued advertising	1,035	1,160
Deferred income on shipments to distributors	567	632
Other accrued liabilities	1,588	810
Income taxes payable	998	1,960

Total current liabilities	8,422	9,234

Long-term debt	2,054	2,106
Deferred tax liabilities	470	703
Other long-term liabilities	346	89
Contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,767 shares issued and outstanding (5,919 at December 31, 2005)	6,986	6,245
Accumulated other comprehensive income	191	127
Retained earnings	27,619	29,810

Total stockholders’ equity	34,796	36,182

Total liabilities and stockholders’ equity	$46,088	$48,314

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	July 1,	July 2,
(In Millions)	2006	2005

Cash and cash equivalents, beginning of period	$7,324	$8,407

Cash flows provided by (used for) operating activities:
Net income	2,242	4,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,295	2,240
Share-based compensation	706	—
Excess tax benefit from share-based payment arrangements	(106)	—
Amortization of intangibles and other acquisition-related costs	134	133
(Gains) losses on equity securities, net	(39)	18
Net loss on retirements and impairments of property, plant and equipment	48	36
Deferred taxes	(363)	(128)
Tax benefit from employee equity incentive plans	—	196
Changes in assets and liabilities:
Trading assets	236	887
Accounts receivable	736	(448)
Inventories	(1,096)	(117)
Accounts payable	229	47
Accrued compensation and benefits	(641)	(370)
Income taxes payable	(853)	167
Other assets and liabilities	100	(149)

Total adjustments	1,386	2,512

Net cash provided by operating activities	3,628	6,728

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,496)	(3,177)
Acquisition, net of cash acquired	—	(81)
Purchases of available-for-sale investments	(2,750)	(3,667)
Maturities and sales of available-for-sale investments	4,336	5,945
Investment in IM Flash Technologies, LLC	(790)	—
Other investing activities	(285)	(21)

Net cash used for investing activities	(2,985)	(1,001)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(21)	129
Excess tax benefit from share-based payment arrangements	106	—
Proceeds from sales of shares through employee equity incentive plans	494	702
Repurchase and retirement of common stock	(3,943)	(5,000)
Payment of dividends to stockholders	(1,167)	(990)

Net cash used for financing activities	(4,531)	(5,159)

Net increase (decrease) in cash and cash equivalents	(3,888)	568

Cash and cash equivalents, end of period	$3,436	$8,975

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest paid of $26 in 2006	$6	$5
Income taxes, net of refunds	$2,105	$1,452
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation

Intel Corporation has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2006 is a 52-week fiscal year in which the first and second quarters of 2006 were both 13-week quarters. Fiscal year 2005 was a 53-week fiscal year in which the first quarter was a 14-week quarter and the second quarter was a 13-week quarter.

The accompanying interim consolidated condensed financial statements of Intel have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) as noted in “Note 3: Employee Equity Incentive Plans.” The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of non-marketable equity securities; the recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of inventory; and the valuation and recognition of share-based compensation. The actual results experienced by the company may differ from management’s estimates.

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

Note 2: Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of 2007. The company is evaluating the impact this statement will have on its consolidated financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The company currently accrues the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is seven years of service. The company is required to apply the provisions of EITF 06-2 at the beginning of fiscal 2007. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The company is currently evaluating the financial impact of this guidance and the method of adoption which will be used.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 3: Employee Equity Incentive Plans

In May 2006, stockholder approval was obtained for the 2006 Equity Incentive Plan (the 2006 Plan). Under the 2006 Plan, 175 million shares of common stock were made available for issuance as equity awards to employees and non-employee directors through June 2008, of which a maximum of 80 million shares can be awarded as restricted stock or restricted stock units. The 2006 Plan allows for time-based, performance-based, and market-based vesting for equity incentive awards. The 2004 Equity Incentive Plan (the 2004 Plan) was terminated upon stockholder approval of the 2006 Plan. Shares previously authorized for issuance under the 2004 Plan are no longer available for future grants, although options previously granted under the 2004 Plan remain outstanding.

Options granted by the company under the 2006 Plan will generally expire seven years from the grant date. Options granted to existing and newly hired employees will generally vest over a four-year period from the date of grant. Options granted prior to the third quarter of 2004 under the company’s previous equity incentive plans generally expire ten years from the grant date. Certain grants to key officers and senior level employees in the second quarter of 2006 generally expire ten years from the grant date and vest five years from the date of grant. Options granted to key officers and senior level employees prior to the second quarter of 2006 generally expire after ten years and have delayed vesting, generally beginning four to six years from the date of grant. As of July 1, 2006, 175 million shares remain available for future grant under the 2006 Plan. Intel may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once assumed, Intel does not grant additional stock under these plans.

In the second quarter of 2006, the company began issuing restricted stock units to employees. Restricted stock units currently granted by the company generally vest over a four-year period from the grant date. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest. The majority of shares issued are net of the statutory withholding requirements that are paid by Intel on behalf of its employees. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. Furthermore, the liability for most of the withholding amounts to be paid by Intel will be recorded as a reduction in additional paid-in capital when the restricted stock units vest.

In May 2006, stockholder approval was obtained for the 2006 Stock Purchase Plan under which eligible employees may purchase shares of Intel’s common stock at 85% of the market price at specific, predetermined dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance beginning in the third quarter of 2006 through August 2011. The 1976 Stock Participation Plan and any remaining shares available for issuance will be cancelled as of its expiration in August 2006.

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Additionally, the stock purchase plan was deemed noncompensatory under APB 25. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related compensation, was recognized in the financial statements prior to 2006.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS
No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In Millions, Except Per Share Amounts)	2006	2005	2006	2005

Cost of sales	$66	$—	$152	$—
Research and development	126	—	261	—
Marketing, general and administrative	140	—	293	—

Share-based compensation effect in income before taxes	332	—	706	—
Income taxes	(93)	—	(203)	—

Net share-based compensation effects in net income	$239	$—	$503	$—

Share-based compensation effects on basic earnings per common share	$0.04	$—	$0.09	$—

Share-based compensation effects on diluted earnings per common share	$0.04	$—	$0.08	$—

Share-based compensation effects on cash flow from operations	$(45)	$—	$(106)	$—

Share-based compensation effects on cash flow from financing activities	$45	$—	$106	$—

In accordance with SFAS No. 123(R), the company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the second quarter and first half of 2006 was insignificant.

The total share-based compensation cost capitalized as part of inventory as of July 1, 2006 was $110 million. The amount that the company would have capitalized to inventory as of December 31, 2005, if it had applied the provisions of SFAS No. 123(R) retrospectively, was $66 million. Under the provisions of SFAS No. 123(R), $66 million has been recorded as a credit to common stock and capital in excess of par value. During the second quarter of 2006, the tax benefit realized for the tax deduction from option exercises and other awards totaled $45 million ($109 million for the first half of 2006).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2006, as if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock purchase plan, was as follows:

	Three Months	Six Months
	Ended	Ended
(In Million, Except Per Share Amounts)	July 2, 2005	July 2, 2005

Net income, as reported	$2,038	$4,216
Less: total share-based employee compensation determined under the fair value method for all awards, net of tax	293	626

Pro forma net income	$1,745	$3,590

Reported basic earnings per common share	$0.33	$0.68

Pro forma basic earnings per common share	$0.28	$0.58

Reported diluted earnings per common share	$0.33	$0.68

Pro forma diluted earnings per common share	$0.28	$0.57

Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions that were used in calculating such values during the second quarter of 2006 and 2005, and the first half of 2006 and 2005, were based on estimates at the date of grant as follows:

	Stock Options				Stock Purchase Plan[2]
	Three Months Ended		Six Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,
	2006	2005[1]	2006	2005[1]	2006	2005[1]
Weighted average estimated values	$5.07	$5.98	$5.15	$6.00	$5.02	$5.72
Expected life (in years)	4.8	4.7	4.7	4.8	.5	.5
Risk free interest rate	5.0%	3.9%	4.9%	3.9%	4.7%	2.7%
Volatility	27%	27%	27%	27%	29%	25%
Dividend yield	2.0%	1.4%	2.0%	1.4%	1.8%	1.4%

[1]	Assumptions used in the calculation of fair value according to original provisions of SFAS No. 123.

[2]	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)

Options outstanding that have vested and are expected to vest as of July 1, 2006 are as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and Intrinsic Value in Millions)	Shares	Exercise Price	Term	Value[1]

Vested	566.6	$28.87	4.5	$138
Expected to vest	312.3	$23.47	6.4	$48

Total	878.9	$26.95	5.2	$186

[1]	These amounts represent the difference between the exercise price and $19.00, the closing price of Intel stock on June 30, 2006 as reported on The NASDAQ Stock Market*, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS
No. 123(R). Options with a fair value of $1.3 billion completed vesting during the second quarter of 2006 and options with a fair value of $1.4 billion completed vesting during the first six months of 2006. As of July 1, 2006, there was $1.7 billion of unrecognized compensation costs related to stock options granted under the company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.

Additional information with respect to outstanding stock option activity is as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]

December 31, 2005	899.9	$26.71
Grants	42.5	$19.95
Exercises	(26.7)	$9.40	$296
Cancellations and forfeitures	(16.6)	$28.85

July 1, 2006	899.1	$26.87

Options exercisable at:
December 31, 2005	469.2	$29.16
July 1, 2006	566.6	$28.87

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of Intel common stock on the date of grant, reduced by the present value of dividends expected to be paid on Intel common stock prior to vesting of the restricted stock unit. The weighted average estimated values of restricted stock unit grants, as well as the weighted average assumptions that were used in calculating the fair value during the second quarter and first half of 2006, were based on estimates at the date of grant as follows:

Three & Six Months Ended
July 1, 2006
Weighted average estimated values	$18.60
Risk free interest rate	4.9%
Dividend yield	2.0%

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)

Information with respect to nonvested share units (restricted stock units) as of July 1, 2006 is as follows:

		Weighted
	Number	Average
	of	Grant-Date	Aggregate
(In Millions, Except Per Share Amounts)	Shares	Fair Value	Fair Value[1]

Outstanding at December 31, 2005	—	$—
Granted	26.6	$18.60
Vested	—	$—	$—
Forfeited	(0.2)	$18.60

Outstanding at July 1, 2006	26.4	$18.60

[1]	Represents the value of Intel stock on the date that the restricted stock units vest.

As of July 1, 2006, there was $420 million of unrecognized compensation costs related to restricted stock units granted under the company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

Under the 1976 Stock Participation Plan, 34.1 million shares remained available for issuance at July 1, 2006 out of 944 million shares authorized. Employees purchased 13.8 million shares for $245 million in the first quarter of 2006 (10.4 million shares for $211 million in the first quarter of 2005). The final scheduled purchase under the 1976 Stock Participation Plan is in the third quarter of 2006. Under the 2006 Stock Purchase Plan, 240 million shares are available for issuance. The first scheduled purchase under the 2006 Stock Purchase Plan is in the first quarter of 2007.

Note 4: Earnings Per Share

The computation of the company’s basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In Millions, Except Per Share Amounts)	2006	2005	2006	2005

Net income	$885	$2,038	$2,242	$4,216

Weighted average common shares outstanding	5,801	6,144	5,827	6,177
Dilutive effect of employee equity incentive plans	17	71	33	67
Dilutive effect of convertible debt	50	—	51	—

Weighted average common shares outstanding, assuming dilution	5,868	6,215	5,911	6,244

Basic earnings per common share	$0.15	$0.33	$0.38	$0.68

Diluted earnings per common share	$0.15	$0.33	$0.38	$0.68

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units and assumed issuance of stock under the stock purchase plan using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)

For the second quarter of 2006, 777 million of the company’s outstanding stock options (678 million for first half of 2006) were excluded from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (348 million for the second quarter of 2005 and 415 million for first half of 2005). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

Note 5: Common Stock Repurchase Program

During the second quarter of 2006, the company repurchased 54.3 million shares of common stock at a cost of $1.0 billion (98.9 million shares at a cost of $2.5 billion during the second quarter of 2005). During the first half of 2006, the company repurchased 192.8 million shares of common stock at a cost of $3.9 billion (206.8 million shares at a cost of $5.0 billion during the first half of 2005). Since the repurchase program began in 1990, the company has repurchased and retired 2.8 billion shares at a cost of approximately $56 billion. As of July 1, 2006, $17.9 billion remained available to make repurchases under the existing repurchase authorization.

Note 6: Trading Assets

Trading assets at fair value at the end of each period were as follows:

	July 1,	December 31,
(In Millions)	2006	2005

Debt instruments	$828	$1,095
Equity securities offsetting deferred compensation	394	363

Total	$1,222	$1,458

Note 7: Non-Marketable Equity Securities

During June 2006, Intel entered into an agreement to invest $600 million in the common stock of Clearwire Corporation. Clearwire is a provider of wireless high-speed internet and internet phone service. This planned investment is part of Intel’s strategy to support the development and deployment of Intel® WiMAX networks. Intel will account for its investment in Clearwire using the equity method of accounting and will be required to recognize its proportionate share of income or losses from its investment in Clearwire.

Note 8: Inventories

Inventory cost is computed on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). The valuation of inventory requires the company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. That determination requires the company to estimate the future demand for its products. During the second quarter of 2006, the company completed a demand forecast accuracy analysis. As a result, the demand horizon now includes additional weeks of the demand forecast period for certain products compared to prior periods and continues to include a review of product specific facts and circumstances. This change did not have a significant impact on gross margin. Inventories at the end of each period were as follows:

	July 1,	December 31,
(In Millions)	2006	2005

Raw materials	$496	$409
Work in process	2,331	1,662
Finished goods	1,505	1,055

Total	$4,332	$3,126

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 9: Gains (Losses) on Equity Securities, Net

Net gains (losses) on investments in equity securities and certain equity derivatives were $37 million for the second quarter of 2006 and $39 million for the first half of 2006 (net losses of $22 million for the second quarter of 2005 and $18 million for the first half of 2005). Included in these amounts were impairments of $10 million for the second quarter of 2006 and $33 million for the first half of 2006 ($133 million for the second quarter of 2005 and $148 million for the first half of 2005). Impairments of equity securities in the first half of 2005 primarily related to a $105 million impairment charge on the company’s investment in Micron Technology, Inc. to reflect the difference between the cost basis of the investment and the price of Micron’s stock at the end of the second quarter of 2005. The impairment was principally based on management’s assessment of Micron’s financial results and the fact that the market price of Micron’s stock had been below the company’s cost basis for an extended period of time, as well as the competitive pricing environment of Dynamic Random Access Memory (DRAM) products. The investment in Micron is part of the company’s strategy to support the development and supply of DRAM products. Gains on equity transactions more than offset impairments in 2006 and partially offset impairments in 2005. Impairments in 2006 were related to non-marketable equity securities.

Note 10: Interest and Other, Net

Interest and other, net included:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In Millions)	2006	2005	2006	2005

Interest income	$152	$133	$320	$254
Interest expense	(7)	(5)	(14)	(7)
Other, net	(1)	(1)	(8)	(5)

Total	$144	$127	$298	$242

Note 11: Borrowings

In December 2005, the company issued $1.6 billion of 2.95% junior subordinated convertible debentures (the debentures) due 2035. The debentures are initially convertible, subject to certain conditions, into shares of the company’s common stock at a conversion rate of 31.7162 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $31.53 per share of common stock. Holders may surrender the debentures for conversion at any time. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debentures, but will not be adjusted for accrued interest. In addition, the conversion rate will increase for a holder who elects to convert the debentures in connection with certain share exchanges, mergers or consolidations involving Intel as described in the indenture governing the debentures. The debentures, which pay a fixed rate of interest semiannually, have a contingent interest component that will require the company to pay interest based on certain thresholds and for certain events commencing on December 15, 2010, as outlined in the indenture. The maximum amount of contingent interest that will accrue is 0.40% per year and the fair value of the related embedded derivative was not significant at July 1, 2006 and December 31, 2005.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)

The company may settle any conversions of the debentures in cash or in shares of the company’s common stock at the company’s option. On or after December 15, 2012, the company may redeem all or part of the debentures for the principal amount plus any accrued and unpaid interest if the closing price of the company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the company provides notice of redemption. If certain events occur in the future, the indenture provides that each holder of the debentures may, for a pre-defined period of time, require the company to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The company may pay the repurchase price in cash or in shares of the company’s common stock. The debentures are subordinated in right of payment to the company’s existing and future senior debt and to the other liabilities of the company’s subsidiaries. The company concluded that the debentures are not conventional convertible debt instruments. In addition, the company has concluded that the embedded conversion option qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Furthermore, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. As such, the embedded conversion option is not accounted for separately as a derivative.

The company has Euro borrowings, which were made in connection with the financing of manufacturing facilities and equipment in Ireland. The company has invested the proceeds in Euro-denominated loan participation notes of similar maturity to reduce currency and interest rate exposures. During the first half of 2006, the company retired approximately $70 million of the Euro borrowings ($230 million for the first half of 2005) prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes.

Note 12: Pending Divestitures

On June 27, 2006, Marvell Technology Group, Ltd. agreed to buy the communications and application processor business of Intel for a purchase price of $600 million, plus the assumption of certain liabilities. The results of the communications and application processor business are included in the Mobility Group operating segment for reporting purposes. The consideration will consist of cash with an option for Intel to elect to receive up to $100 million of the $600 million purchase price in Marvell common stock. Intel presently expects this transaction to close in the fourth quarter of 2006, subject to regulatory approvals and customary closing conditions. Intel and Marvell also entered into a supply agreement, whereby Intel intends to manufacture, assemble and test and supply products that are sold by this business for handheld devices and embedded applications. This arrangement is expected to continue through at least the beginning of 2008 while Marvell arranges other resources. Intel will also provide certain transition services to Marvell, including financial services, supply chain support, data extraction, conversion services, and computing transition support services. The communications and application processor business includes approximately 1,400 employees involved in a variety of functions, including engineering, product testing/validation, operations and marketing. It is expected that most of these employees will become employees of Marvell at closing. As a result of this agreement, certain assets and liabilities of this business have been classified as held for sale as of July 1, 2006 and are included within other current assets and other accrued liabilities, respectively, on the balance sheet. The amount of assets and liabilities recorded as held for sale is not significant.

Note 13: Identified Intangible Assets

Identified intangible assets are classified within other long-term assets on the balance sheet and consisted of the following as of July 1, 2006:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net

Intellectual property assets	$1,199	$(449)	$750
Acquisition-related developed technology	211	(203)	8
Other intangible assets	360	(49)	311

Total identified intangible assets	$1,770	$(701)	$1,069

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)

Identified intangible assets as of December 31, 2005 consisted of the following:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net

Intellectual property assets	$976	$(382)	$594
Acquisition-related developed technology	300	(275)	25
Other intangible assets	112	(77)	35

Total identified intangible assets	$1,388	$(734)	$654

During the first half of 2006, the company acquired intellectual property assets for $248 million with a weighted average life of 5 years. During the first half of 2006, there were $300 million in additions to other intangible assets with a weighted average life of 4 years.

All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $46 million for the second quarter of 2006 and $92 million for first half of 2006 ($30 million for the second quarter of 2005 and $59 million for the first half of 2005). The amortization of an intellectual property asset is generally included in either cost of sales or research and development. Amortization of acquisition-related developed technology was $5 million for the second quarter of 2006 and $17 million for the first half of 2006 ($26 million for the second quarter of 2005 and $53 million for the first half of 2005) and is included in amortization of acquisition-related intangibles and costs. Amortization of other intangible assets was $8 million for the second quarter of 2006 and $24 million for the first half of 2006 ($8 million for the second quarter of 2005 and $16 million for the first half of 2005). The amortization of other intangible assets is recorded as either amortization of acquisition-related intangibles and costs or as a reduction of revenue.

Based on identified intangible assets recorded at July 1, 2006, and assuming no subsequent impairment of the underlying assets, the amortization expense for each period is expected to be as follows:

(In Millions)	2006[1]	2007	2008	2009	2010

Intellectual property assets	$86	$149	$139	$111	$99
Acquisition-related developed technology	$4	$3	$1	$—	$—
Other intangible assets	$30	$81	$87	$113	$—

[1]	Reflects the remaining six months of fiscal 2006.
Note 14: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In Millions)	2006	2005	2006	2005

Net income	$885	$2,038	$2,242	$4,216
Change in net unrealized holding gain on available-for-sale investments	(1)	9	32	(33)
Change in net unrealized holding gain on derivatives	27	(34)	32	(63)

Total comprehensive income	$911	$2,013	$2,306	$4,120

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)

The components of accumulated other comprehensive income, net of tax, were as follows:

	July 1,	December 31,
(In Millions)	2006	2005

Accumulated net unrealized holding gain on available-for-sale investments	$132	$100
Accumulated net unrealized holding gain on derivatives	69	37
Accumulated minimum pension liability	(10)	(10)

Total accumulated other comprehensive income	$191	$127

Note 15: Venture

During January 2006, Micron and Intel formed IM Flash Technologies, LLC (IMFT), a company that manufactures NAND flash memory products for Micron and Intel. Initial production from IMFT began in early 2006.

As part of the initial capital contribution to IMFT, Intel paid $500 million in cash, issued $581 million in non-interest-bearing notes, and owes an additional $115 million in cash in exchange for a 49% interest. During the second quarter of 2006, Intel paid $290 million towards the non-interest-bearing notes. The remaining $291 million in non-interest-bearing notes and the $115 million owed in cash are included in other accrued liabilities and have been reflected as a non-cash item on the statement of cash flows. In exchange for a 51% interest, Micron contributed assets valued at $995 million and $250 million in cash. Intel is currently committed to purchase 49% of IMFT’s production output and production-related services. During the first half of 2006, the purchased products and services from IMFT and the related payable as of July 1, 2006 were not significant.

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

IMFT is a variable interest entity as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities’’ (FIN 46), because all positive and negative variances in IMFT’s cost structure are passed on to Intel and Micron through their purchase agreement with IMFT. Micron and Intel are considered related parties under the provisions of FIN 46, and Intel has determined that Intel is not the primary beneficiary of IMFT. Accordingly, Intel accounts for its interest in IMFT using the equity method of accounting. Intel’s proportionate share of income or losses from its investment in IMFT is recorded in interest and other, net. Intel’s maximum exposure to loss as a result of its involvement with IMFT is $1.2 billion as of July 1, 2006, which represents Intel’s investment. Intel’s investment in IMFT is classified in other long-term assets on the balance sheet.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)

Additionally, Intel has entered into a long-term supply agreement with Apple Computer, Inc. to supply a portion of the NAND flash memory output that Intel will purchase from IMFT through December 31, 2010. In January 2006, Apple pre-paid a refundable $250 million to Intel that will be applied to purchases of NAND flash memory by Apple beginning in 2008. Intel has reflected the $250 million as other long-term liabilities on the balance sheet.

Note 16: Contingencies
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

In the first quarter of 2006, in connection with the IRS’s regular examination of Intel’s tax returns for the years 2003 and 2004, the IRS proposed similar adjustments related to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company also intends to dispute these adjustments. If the IRS prevails in its position, Intel’s federal income tax due for 2003 and 2004 would increase by approximately $800 million, plus interest. The IRS will likely make similar claims for years subsequent to 2004 in future audits, and if the IRS prevails, income tax due for 2005 would increase by approximately $400 million, plus interest.

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

In June 2005, Advanced Micro Devices, Inc. (AMD) filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 78 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California and the District of Delaware, as well as in various California, Kansas and Tennessee state courts. All the federal class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. Intel disputes AMD’s claims and the class-action claims, and intends to defend the lawsuits vigorously.

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

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett Packard Company, and HPDirect, Inc. alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the court certified against Intel an Illinois-only class of certain end use purchasers of certain Pentium 4 processors or computers containing such microprocessors. In January 2005, the Circuit Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the Circuit Court’s class certification order. On July 25, 2006, the Illinois Appellate Court, Fifth District, vacated the Circuit Court’s class certification order, and remanded the case to the Circuit Court with instructions to reconsider its class certification ruling applying California law. The plaintiffs seek unspecified damages and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

Beginning in May 2005, Intel and AmberWave Systems Corp. filed a series of lawsuits against each other that are now pending in the United States District Court for the District of Delaware and in the United States District Court for the Eastern District of Texas. AmberWave claims that certain Intel semiconductor manufacturing processes infringe four AmberWave patents related to semiconductor fabrication. AmberWave seeks damages, treble damages for willful infringement, an injunction, and attorney’s fees. Intel disputes AmberWave’s allegations of infringement and intends to defend the lawsuits vigorously.

Note 17: Operating Segment Information

The company’s operating segments currently include the Digital Enterprise Group, the Mobility Group, the Flash Memory Group, the Digital Home Group, the Digital Health Group and the Channel Platforms Group. The Digital Home Group, Digital Health Group and Channel Platforms Group operating segments are included within the “all other” category. The prior period amounts have been adjusted retrospectively to reflect reorganizations.

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

The Digital Enterprise Group operating segment’s products include microprocessors and related chipsets and motherboards designed for the desktop (including consumer desktop) and enterprise computing market segments, communications infrastructure components such as network processors and embedded microprocessors, wired connectivity devices, and products for network and server storage. The Mobility Group operating segment’s products include microprocessors and related chipsets designed for the notebook computing market segment, wireless connectivity products, and application and cellular baseband processors used in handheld devices. In the second quarter of 2006, the company entered into an agreement to sell the business line that includes application and cellular baseband processors used in handheld devices. See “Note 12: Pending Divestitures.” The Flash Memory Group operating segment includes NOR flash memory products designed for cellular phones and embedded form factors, and NAND flash memory products manufactured by IMFT that are designed for digital audio players and memory cards. Revenue for the “all other” category primarily relates to microprocessors and related chipsets sold by the Digital Home Group.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (continued)
In addition to these operating segments, the company has sales and marketing, manufacturing, finance and administration groups. Expenses of these groups are generally allocated to the operating segments and are included in the operating results reported below. In addition to the operating results for the Digital Home Group, Digital Health Group and Channel Platforms Group operating segments, the “all other” category includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments. “All other” also includes the results of operations of seed businesses that support the company’s initiatives. Additionally, “all other” includes acquisition-related costs, including amortization and any impairments of acquisition-related intangibles and goodwill, and charges for purchased in-process research and development. Finally, for 2006, “all other” includes share-based compensation charges resulting from the adoption of SFAS No. 123(R).
Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In Millions)	2006	2005	2006	2005
Net revenue
Digital Enterprise Group
Microprocessor revenue	$3,338	$4,603	$7,230	$9,547
Chipset, motherboard and other revenue	1,283	1,398	2,538	2,815

	4,621	6,001	9,768	12,362
Mobility Group
Microprocessor revenue	1,958	2,056	4,305	3,973
Chipset, motherboard and other revenue	731	566	1,363	1,083

	2,689	2,622	5,668	5,056
Flash Memory Group	536	527	1,080	1,105
All other	163	81	433	142

Total net revenue	$8,009	$9,231	$16,949	$18,665

Operating income (loss)
Digital Enterprise Group	$931	$2,016	$2,311	$4,405
Mobility Group	946	1,220	2,101	2,351
Flash Memory Group	(149)	(80)	(253)	(112)
All other	(656)	(507)	(1,369)	(963)

Total operating income	$1,072	$2,649	$2,790	$5,681

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion on our use of non-GAAP financial measures. We then discuss Intel’s overall strategy and the strategy for our major operating segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. The Strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations, beginning with an “Overview.” Following the analysis of our results, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial condition in the section entitled “Liquidity and Capital Resources.” We then conclude this MD&A with our Business Outlook section, discussing our outlook for 2006 and the third quarter of 2006.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (also see Item 1A “Risk Factors” in Part II of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of July 31, 2006.
Non-GAAP Financial Measures
In addition to disclosing financial results calculated in accordance with United States (U.S.) generally accepted accounting principles (GAAP), this MD&A contains non-GAAP financial measures that exclude the effects of share-based compensation and the requirements of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). The non-GAAP financial measures used by management and disclosed by the company exclude the income statement effects of all forms of share-based compensation and the effects of SFAS No. 123(R) upon the number of diluted common shares used in calculating non-GAAP earnings per share. The non-GAAP financial measures disclosed by the company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. The company has provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures. The company applied the modified prospective method of adoption of SFAS No. 123(R), under which the effects of SFAS No. 123(R) are reflected in the company’s GAAP financial statement presentations for and after the first quarter 2006, but are not reflected in results for prior periods.
In managing the company’s business on a consolidated basis, consistent with how we managed the business prior to implementation of SFAS No. 123(R), management develops an annual budget that includes all components of the income statement, exclusive of share-based compensation. Gross margin, expenses (research and development and marketing, general and administrative), operating income, income taxes, net income and diluted earnings per share (EPS) are the primary consolidated financial measures management uses for planning and forecasting future periods that are affected by share-based compensation. The company’s budget and planning process commences with a segment-level evaluation which excludes share-based compensation, and culminates with the preparation of a consolidated annual and/or quarterly budget that includes these non-GAAP financial measures. This budget, once finalized and approved, serves as the basis for the allocation of resources and management of operations. The number of full-time equivalent employees working in manufacturing, research and development and marketing, general and administrative related roles is determined through the budgeting process exclusive of share-based compensation. Segment managers are not held accountable for share-based compensation charges and therefore the budget and planning process, which involves headcount planning, excludes the effects of share-based compensation. In addition, our tax strategies are determined on a consolidated basis exclusive of the expenses and related tax benefit relating to share-based compensation. The accounting expense impact of share-based compensation is not discussed nor considered when assessing and determining the appropriate level of budgeted expenses for gross margin, research and development, and marketing, general and administrative expenses. Accordingly, such

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
amounts are also excluded from the budgeted operating income, net income and earnings per share. GAAP-basis financial statements which include the effects of share-based compensation are only reviewed and analyzed for purposes of external reporting where GAAP-basis financial statements are necessary.
Under our budget and planning process, consistent with our practice prior to the adoption of SFAS No. 123(R), when we seek to reduce unit costs with the goal of increasing gross margin, management does not consider the effects of share-based compensation. When assessing the level of research and development efforts currently or prospectively, consistent with our practice prior to the adoption of SFAS No. 123(R), management does not consider the effects of share-based compensation. When making decisions about project spending, administrative budgets, or marketing programs, management does not consider the effects of share-based compensation.
In addition to using the budget process for planning and resource allocation, on a quarterly basis we analyze the performance of our business on a consolidated basis by comparing our gross margin, expenses (research and development and marketing, general and administrative), operating income, net income and diluted earnings per share, each excluding share-based compensation, to the prior period and forecasted amounts developed during the budget and planning process, also excluding share-based compensation. We use these quarterly assessments to evaluate the performance of the business against prior periods and budget and to develop our business outlook which we communicate to investors.
Consistent with our practice prior to the adoption of SFAS No. 123(R), the company’s share-based compensation programs are established and managed on a company-wide basis, including specification of grant types and amount ranges for employees by category and grade. Our philosophy relative to share-based compensation programs is built on the principle that equity compensation should seek to align employees’ actions and behaviors with stockholders’ interest; be market competitive; be able to attract, motivate and retain the best employees; and support Intel’s belief in a broad-based approach. Share based compensation granted to employees is in addition to, not in lieu of, cash compensation. Accordingly, our share-based compensation programs are evaluated separately from the cost of our other compensation programs. Specifically, our share-based compensation programs are carefully evaluated from the perspective of the resulting dilution and other metrics, and not from the resulting expense to be recorded. For example, our goal has been to keep the potential incremental dilution related to our equity incentive plans (stock options and restricted stock units) to a long-term average of less than 2% annually. The dilution percentage is calculated using the new equity-based awards, net of equity-based awards cancelled due to employees leaving the company and expired stock options, divided by the total outstanding shares at the beginning of the year. Further, as noted above, segment managers are not held accountable for share-based compensation charges, and these charges do not impact their business unit’s operating income (loss). Accordingly, share-based compensation charges also are excluded from the company’s measure of segment profitability (operating income). Therefore, when evaluating segment and operating income, management and the Board of Directors exclude share-based compensation.
Operating income and net income, both on a per-share basis, are calculated excluding share-based compensation for purposes of evaluating profit-dependent cash incentive compensation paid to employees, including senior management. For example, for 2006 the executive compensation cash incentive plan formula measures EPS as the greater of (x) Intel’s operating income or (y) Intel’s net income (in both cases excluding the effect of share-based compensation), divided by Intel’s weighted average diluted common shares outstanding, excluding the effects of share-based compensation. The calculation of diluted common shares outstanding, excluding the effects of share-based compensation, excludes the proceeds from the remaining unamortized share-based compensation, and adjusts the proceeds from tax benefits by excluding the effects of share-based compensation. The calculation of diluted common shares outstanding, excluding the effects of share-based compensation, is similar to the calculation of diluted common shares outstanding, as reported, prior to the adoption of SFAS No. 123(R). Accordingly, when budgeting for the company’s profit-dependent cash incentives, the company applies the formula above to calculate earnings per share excluding share-based compensation so as to be able to factor the appropriate amount of profit dependent cash incentive into the budget.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The company discloses this non-GAAP information to the public to enable investors who wish to more easily assess the company’s performance on the same basis applied by management and to ease comparison on both a GAAP and non-GAAP basis to our prior period results. In particular, as the company begins to apply SFAS No. 123(R), the company believes that it is useful to investors to understand how the expenses and other adjustments associated with the application of SFAS No. 123(R) are being reflected on the company’s income statements. Management believes gross margin, excluding share-based compensation, research and development, excluding share-based compensation, and marketing, general, and administrative expense, excluding share-based compensation, are useful information for investors because the GAAP measure when compared in isolation with 2005 would indicate a level of increase in those expenses inconsistent with actual performance. We believe that the non-GAAP measures serve to provide a baseline for investors in this first year of adoption to compare actual results for the current year, excluding share-based compensation, to the prior year GAAP amounts, which exclude share-based compensation. We believe this comparison also is useful to allow investors to more easily evaluate our results from a period-to-period comparability perspective.
Management believes operating income and net income, excluding share-based compensation, is useful information to investors because it assists investors in evaluating operating income and net income consistent with how management evaluates performance and to understand the basis for the company’s profit dependent cash incentive plan. Especially in this first year of applying the provisions of SFAS No. 123(R), we believe operating and net income as reported in our income statement are not comparable to prior year period amounts, and may lead investors to believe business has declined more significantly than would be caused by actual changes in the business (as opposed to changes in accounting treatment between years). When presenting net income, excluding share-based compensation, we believe it appropriate to exclude the related tax benefit recognized in the financial statements for purposes of presenting net income or EPS, excluding share-based compensation. Providing diluted earnings per share, excluding share-based compensation assists investors in evaluating diluted earnings per share compared to prior periods. Especially in this first year of applying the provisions of SFAS No. 123(R), we believe diluted earnings per share as reported in our income statement is not comparable to prior year amounts.
The basis for the company’s decision to use these non-GAAP measures excluding share-based compensation is that management has determined in this first year of adoption of SFAS No. 123(R) to continue to evaluate the business on the same basis as prior to the implementation of SFAS No. 123(R) until there is greater familiarity with its effects and until the second year after adoption of SFAS
No. 123(R), when financial information is prepared and presented on a consistent basis with the prior year. Share-based compensation represents: 0.8 points of gross margin, $126 million of research and development expenses, $140 million of marketing, general and administrative expenses, $332 million reduction in total operating income, $239 million reduction in total net income, and a $0.04 reduction in diluted earnings per share for the quarter ended July 1, 2006, compared to zero for all such measures in the quarter ended July 2, 2005. Share-based compensation represents: 0.9 points of gross margin, $261 million of research and development expenses, $293 million of marketing, general and administrative expenses, $706 million reduction in total operating income, $503 million reduction in total net income, and a $0.08 reduction in diluted earnings per share for the six months ended July 1, 2006, compared to zero for all such measures for the six months ended July 2, 2005.
Unlike other forms of compensation, share-based compensation was not recognized prior to January 1, 2006 when we adopted the provisions of SFAS No. 123(R). Additionally, when management determines the annual merit and promotional budget for compensation, the effects of share-based compensation on the company’s financial statements are not considered. Rather share-based awards are generally granted via a fixed formula depending on position and level of the employee. In addition, segment managers are held accountable for other forms of compensation, and as such those compensation charges are included in the segments’ results and in the budget and planning processes of our reporting segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
A material limitation associated with the use of these measures as compared to the related GAAP measures is that they may reduce comparability with other companies who may use different types of equity incentive awards, or whose compensation structures may use share-based compensation to a greater or lesser extent as part of their overall compensation. These differences may cause our non-GAAP measures excluding share-based compensation to not be comparable to other companies’ non-GAAP measures excluding share-based compensation. Other material limitations associated with the use of these measures as compared to the GAAP comparable measure include: gross margin, excluding share-based compensation, does not include all costs related to the cost of inventory sold during the period; research and development, excluding share-based compensation, does not include all costs related to the research and development needed to bring new products to the market; marketing, general and administrative expenses, excluding share-based compensation, does not include all costs related to the marketing, general and administrative efforts required to manage our company and sell our products. A material limitation with using operating income, excluding share-based compensation, net income, excluding share-based compensation, and diluted earnings per share, excluding share-based compensation, is that they do not include all costs typically included in the presentation of the comparable GAAP measure, and they may not include all costs related to hiring and retaining qualified employees.
Although these non-GAAP financial measures adjust cost, expenses and diluted share items to exclude the accounting treatment of share-based compensation, they should not be viewed as a pro forma presentation reflecting the elimination of the underlying share-based compensation programs. Thus, our non-GAAP presentations are not intended to present, and should not be used, as a basis for assessing what our operating results might be if we were to eliminate our share-based compensation programs. Our equity incentive plans are an important element of the company’s compensation structure and GAAP indicates that all forms of share-based payments should be valued and included as appropriate in results of operations.
Because of the foregoing limitations, management does not intend to use the non-GAAP financial measures when assessing the company’s performance against that of other companies. The company manages its share-based compensation programs in the aggregate against certain metrics rather than reviewing financial statement impacts by financial statement line item. Specifically, our goal has been to keep the potential incremental dilution related to our equity incentive plans (stock options and restricted stock units) to a long-term average of less than 2% annually. The dilution percentage is calculated using the new equity-based awards, net of equity-based awards cancelled due to employees leaving the company and expired stock options, divided by the total outstanding shares at the beginning of the year.
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
Our strategy focuses on taking customer needs into account in developing the next generation of products and platforms that will enable new form factors and new usage models for businesses and consumers. We believe that the end users of computing and communications systems and devices want products based on platform solutions. We define a platform as a collection of technologies that are designed to work together to provide a better end-user solution than if the ingredients were used separately. Our platforms consist of various products based on standards and initiatives; hardware and software that may include technologies such as Hyper-Threading Technology (HT Technology), Intel® Virtualization Technology (Intel® VT) and Intel® Active Management Technology (Intel® AMT); and services. In developing our platforms, we may include ingredients sold by other companies. The success of our strategy to offer platform solutions is dependent on our ability to select and incorporate ingredients that customers value, and to market the platforms effectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We also believe that users of computing and communications systems and devices want improved overall performance and/or improved performance per watt. Improved overall performance can include faster processing performance and/or other improved capabilities such as multithreading and/or multitasking, and improved connectivity, security, manageability, utilization, reliability, ease of use and/or interoperability among devices. Improved performance per watt involves balancing the addition of these types of improved performance factors with the power consumption of the platform. Lower power consumption may reduce system heat output, provide power savings, and reduce the total cost of ownership for the end user. It is our goal to incorporate these improvements in our various products and platforms to meet end-user demands. In line with these efforts, we are focusing our efforts on multi-core microprocessors. Multi-core microprocessors contain two or more processor cores, rather than just one processor core, which enables improved multitasking with improved performance per watt. In line with our efforts to improve overall performance, we will continue to invest in developing next-generation microarchitectures for microprocessors. The recent development of our new Intel® CoreTM microarchitecture enabled us to offer a three-tiered brand strategy of “good, better and best” to address the various market price points.
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
Our strategy for the desktop computing market segment is to introduce platforms with improved performance per watt, tailored to the needs of different market segments. For high end desktop platforms we offer the Intel® CoreTM2 Duo, the Intel® Pentium® D processor and the Intel Pentium 4 processor supporting HT Technology. For lower end desktop platforms, we offer the Intel® Celeron® D processor and the Intel Celeron processor, which are designed to meet the core computing needs and affordability requirements of value-conscious PC users. We also offer chipsets designed and optimized for use in desktop platforms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our strategy for the enterprise computing market segment is to provide competitive price for performance in platforms that increase end-user value in the areas of power management, utilization, manageability and reliability for entry-level to high-end servers and workstations. Our Intel® Xeon® processor family of products supports a range of entry-level to high-end technical and commercial computing applications. These products have been enhanced with Intel® 64 architecture, our 64-bit extension technology. Our Intel® Itanium® processor family, which is based Intel’s 64-bit architecture and includes the Intel® Itanium® 2 processor, generally supports an even higher level of reliability and computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. We also offer chipsets and network controllers designed and optimized for use in both server and workstation platforms.
For the communications infrastructure, we deliver products that are basic building blocks for modular communications platforms. These products include advanced programmable network processors, based on Intel XScale® technology, used to manage and direct data moving across the Internet and corporate networks. The agreement to sell the communications and application processor business and license rights to Intel XScale technology, does not impact the communication infrastructure product offerings within DEG. See “Note 12: Pending Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. We also offer embedded microprocessors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems.
In June 2006, we introduced the first server processor based on the new Intel Core microarchitecture. The Intel® Xeon® Processor 5100 series, previously codenamed “Woodcrest,” is a dual-core processor that supports Intel VT and is designed for the high-volume server, workstation, communications, storage and embedded market segments. These processors run at speeds up to 3.0 GHz, support a 1066 MHz or 1333 MHz front side bus and include 4 MB of shared cache.
In July 2006, we introduced the first Dual-Core Intel Itanium 2 processor. The Dual-Core Itanium 2 Processor 9000 series, previously codenamed “Montecito,” is designed for high-end computing platforms and supports Intel VT. Certain processors within the 9000 series also support Hyper-Threading Technology. These processors run at speeds of up to 1.6 GHz and feature up to 24 MB of L3 cache.
In July 2006, we introduced the first Intel Core 2 Duo desktop processors, previously codenamed “Conroe,” that are based on the new Intel Core microarchitecture. These processors run at speeds up to 2.66 GHz, support a 1066 MHz front side bus, include up to 4 MB of shared L2 cache and support 64-bit computing and Intel VT. Certain Intel Core 2 Duo processors will also support Intel AMT.
Mobility Group
The Mobility Group (MG) designs and delivers platforms for notebook PCs and handheld computing and communications devices. The Mobility Group’s products include microprocessors and related chipsets designed for the notebook market segment, wireless connectivity products, and application and cellular baseband processors used in handheld devices. In the second quarter of 2006 we announced an agreement to sell the communications and application processor business line for a purchase price of $600 million plus the assumption of certain liabilities, to Marvell Technology Group, Ltd. We presently expect this transaction to close in the fourth quarter of 2006, subject to regulatory approvals and customary closing conditions. Intel and Marvell also entered into a supply agreement, whereby we intend to manufacture, assemble and test and supply products that are sold by this business for handheld devices and embedded applications. This arrangement is expected to continue through at least the beginning of 2008 while Marvell arranges other resources. See “Note 12: Pending Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our strategy for notebook PCs is to deliver platforms with optimized performance, battery life, form factor and wireless connectivity. For high end mobility platforms, we offer the Intel Core 2 Duo processor, the Intel® CoreTM Duo processor, the Intel® CoreTM Solo and the Intel® Pentium® M processor. For lower end mobile platforms, we offer the Intel® Celeron® M processor and the Mobile Intel Celeron processor. We also offer Intel® Express Chipsets, with and without integrated graphics capability, which are designed for the notebook market segment. Additionally, we offer wireless connectivity solutions based on the 802.11 industry standard as well the 802.16 industry standard, commonly known as WiMAX. The current versions of our Intel® WiMAX products are used in high-speed, fixed wireless broadband networks. The primary platforms offered by the Mobility Group are the Intel® Centrino® Duo mobile technology platform and the Intel Centrino mobile technology platform. Intel Centrino Duo mobile technology and Intel Centrino mobile technology consists of a performance mobile processor and a mobile chipset as well as a wireless network connection that together are designed and optimized specifically for improved performance, battery life, form factor and wireless connectivity.
We currently offer application and cellular baseband processors utilizing Intel XScale technology. Intel XScale technology provides processing and multimedia graphics capability for handheld devices. We currently offer application processors sold as discrete chips or in stacked packaging solutions (stacking an application processor with memory).
In July 2006, we introduced the first mobile processor based on the new Intel Core microarchitecture. The Intel Core 2 Duo mobile processors, previously codenamed “Merom,” are designed for energy-efficient 64-bit mobile computing. Based on industry leading 65-nanometer process technology, these processors run at speeds up to 2.33 GHz, support a 667 MHz front side bus and include up to 4 MB of shared L2 cache. These processors deliver improved performance per watt and run at 1.3V.
Flash Memory Group
The strategy for the Flash Memory Group is to provide advanced flash memory products for cellular phones, digital audio players, memory cards, computing platforms and embedded form factors. We offer a broad range of memory densities, leading-edge packaging technology and high-performance functionality. In support of our strategy, we offer NOR flash memory products such as Intel StrataFlash® wireless memory, for advanced mobile phone designs. In addition to product offerings for cellular customers, we offer NOR flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes various applications, including set-top boxes, networking products, and other devices including DVD players and DSL and cable modems. Additionally, in January 2006 we formed IM Flash Technologies, LLC (IMFT), a NAND flash memory manufacturing company, with Micron Technology, Inc. Products manufactured by IMFT and sold by Intel are currently being used in digital audio players and memory cards.
We offer a variety of stacked memory products, including products based on our NOR flash, as well as our NOR flash plus SRAM and/or NAND flash, which we currently purchase from third-party vendors. Stacking of memory products refers to packaging several memory chips together.
In the second quarter of 2006, we announced changes to the organizational structure within the Flash Memory Group operating segment, designed to consolidate NOR manufacturing, research and development and product support into the Flash Memory Group. These organizational changes are designed to give the Flash Memory Group more flexibility by giving it greater control over its own cost structure and allowing for better management of product development and manufacturing. These changes do not change the revenue or costs attributed to the Flash Memory Group operating segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Home Group
The strategy for the Digital Home Group is to design and deliver platforms that meet the demands of consumers as digital media and other content becomes increasingly accessible through a variety of connected digital devices within the home. We are focusing on components for digital home living-room entertainment applications and PCs designed for the digital home. We offer Intel® ViivTM technology-based platforms for use in the digital home. Platforms based on Intel Viiv technology include the Intel Core 2 Duo, Intel® CoreTM2 Extreme, Intel Core Duo, Intel Pentium D or Pentium® Processor Extreme Edition processor, as well as a chipset, a network connectivity device and enabling software, all optimized to work together in the digital home environment. In addition, we offer products for display processing, demodulation and tuner applications as well as processors and chipsets for embedded consumer electronics designs, such as digital televisions, digital video recorders and set-top boxes.
In July 2006, we introduced the first processors based on the new Intel Core microarchitecture. The Intel Core 2 Extreme processor X6800 runs at speeds up to 2.93 GHz, supports a 1066 MHz front side bus, and includes 4 MB of shared L2 cache. This processor, as well as certain of the Intel Core 2 Duo processors which were also released in July 2006, are available as part of Intel Viiv technology-based platforms.
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
Non-Marketable Equity Securities. We typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At July 1, 2006, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $1.9 billion ($561 million at December 31, 2005) and includes our investment in IMFT.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investments in non-marketable equity securities are inherently risky, and a number of these companies are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired.

We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios and the rate at which the investee is using its cash, and (e) the investee’s receipt of additional funding at a lower valuation. To assess indicators of impairment related to our investment in IMFT we generally apply the above indicators to our NAND business versus only the investee.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its estimated fair value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. With respect to our investment in IMFT, if indicators of impairment exist, we would determine the fair value of our NAND business using the income method which is based on a discounted future cash flow approach that uses assumptions we believe marketplace participants would use in evaluating estimated future cash flows. Our estimates are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. Impairments of investments in our portfolio of non-marketable equity securities were $10 million in the second quarter of 2006 and $33 million for first half of 2006 ($28 million in the second quarter of 2005 and $43 million for first half of 2005). Over the past twelve quarters, impairments of investments in our portfolio of non-marketable equity securities have ranged between $10 million and $92 million per quarter.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes– an interpretation of SFAS No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective beginning in the first quarter of 2007. We are currently evaluating the impact FIN 48 will have on our consolidated financial statements. See “Note 2: Recent Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new shorter useful lives. Impairments and accelerated depreciation of long-lived assets were less than $15 million during the second quarter of 2006 and the first half of 2006, and for the same periods during 2005. Over the past twelve quarters, impairments and accelerated depreciation of long-lived assets have ranged between $2 million and $45 million per quarter.

Inventory. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. This requires us to estimate the future demand for our products. During Q2 2006, we completed a demand forecast accuracy analysis. As a result, the demand horizon now includes additional weeks of the demand forecast period for certain products, compared to the prior period, and continues to include a review of product specific facts and circumstances. This change did not have a significant impact on gross margin. The demand forecast is also a direct input in the development of our short-term manufacturing plans, to help enable consistency between inventory valuation and build decisions. Product specific facts and circumstances reviewed in the inventory valuation process include, a review of the customer base, the stage of the product life cycle of our products, consumer confidence and customer acceptance of our products as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to accurately forecast the demand, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

Share-Based Compensation. In the first quarter of 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during the second quarter of 2006 was $332 million and was $706 million during the first six months of 2006.

Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We use implied volatility based on options freely traded in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of freely traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of options freely traded to those of options granted by the company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of freely traded options used to derive implied volatility, which is generally 1 to 2 years, and determined the length of term was sufficient. We use the simplified calculation of expected life described in the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. If we determined another method to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and expected lives would have on the weighted average fair value of grants and the increase in total fair value during the second quarter and the first half of 2006 is as follows:

	Q2 2006		First Half 2006
	Weighted	Increase in Total	Weighted	Increase in Total
	Average	Fair Value[1]	Average	Fair Value[1]
	Fair Value	(in millions)	Fair Value	(in millions)
As reported	$5.07		$5.15
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$5.74	$24	$5.84	$29
Increase expected lives by 1 year	$5.53	$17	$5.62	$20

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which is amortized over the vesting period, net of estimated forfeitures.

[2]	For example, an increase from 27% as reported volatility for Q2 2006 to a hypothetical 32% volatility.

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin, research and development expenses, and marketing, general, administrative expenses. The effect of forfeiture adjustments in the second quarter and the first half of 2006 was insignificant. Cumulative adjustments are only recorded to the extent the related expense is recognized in the financial statements, beginning with implementation in the first quarter of 2006. Therefore, we expect the potential impact from cumulative forfeiture adjustments to increase in future periods. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations
Overview

In the second quarter of 2006, revenue declined 10% compared to the first quarter of 2006, and declined 13% from the second quarter of 2005. In addition, our gross margin dollars have declined to $4.2 billion in the second quarter of 2006, compared to $4.9 billion in the first quarter of 2006 and $5.2 billion in the second quarter of 2005. These declines were primarily due to significantly lower average selling prices and a slightly softer overall market for microprocessors in a strong competitive environment. In addition, we believe sales in the second quarter were negatively impacted by our customers working through excess inventories. A substantial majority of our revenue and gross margin continues to be dependent on the sale of microprocessors. In response to the competitive environment, we have significantly lowered the pricing on our microprocessors. With the transition to our new Intel Core microarchitecture lineup, we believe we are well positioned to remain competitive, improve our competitive position and our overall business. We are currently shipping desktop, mobile, and server microprocessors based on this new microarchitecture, which use our industry-leading 65-nanometer process technology on 300-millimeter wafers. These new processors are showing top benchmarking results in performance per watt over the competition. The ramp of these products and their higher unit costs have contributed to a significant increase in our inventory dollars, however, we believe that the inventory levels are appropriate for the business based on our current forecasts.

Looking forward to the second half we believe our customers have reduced their inventory levels and we are looking for approximately seasonal increases in revenue. In addition, we continue our focus on reducing spending and increasing our efficiency. We have finalized our plans to reduce 2006 spending by a billion dollars and are continuing the comprehensive structural review of our company that we announced in April. In line with these efforts, we have announced the planned sale of our applications processor business to Marvell, and recently announced the elimination of 1,000 management positions throughout the company. We plan to continue announcing further actions as the review progresses. These plans and the resulting reduction in spending have not affected our plans for our next generation of processes and products including our next generation 45-nanometer process technology.

Second Quarter of 2006 Compared to Second Quarter of 2005

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q2 2006		Q2 2005
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$8,009	100.0%	$9,231	100.0%
Cost of sales	3,838	47.9%	4,028	43.6%

Gross margin	4,171	52.1%	5,203	56.4%
Research and development	1,496	18.7%	1,176	12.8%
Marketing, general and administrative	1,593	19.9%	1,342	14.5%
Amortization of acquisition-related intangibles and costs	10	0.1%	36	0.4%

Operating income	1,072	13.4%	2,649	28.7%
Gains (losses) on equity securities, net	37	0.4%	(22)	(0.3)%
Interest and other, net	144	1.8%	127	1.4%

Income before taxes	1,253	15.6%	2,754	29.8%
Provision for taxes	368	4.5%	716	7.7%

Net income	$885	11.1%	$2,038	22.1%

Diluted earnings per share	$0.15		$0.33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following tables present non-GAAP financial measures, which exclude the effects of share-based compensation, and reconciliations from the most directly comparable GAAP measure:

(Dollars in Millions, Except Per Share Amounts)	Q2 2006	Q2 2005
Gross margin	$4,171	$5,203
Add back: share-based compensation charges in cost of sales	66	—

Gross margin excluding share-based compensation	$4,237	$5,203

GAAP operating income	$1,072	$2,649
Adjustment for share-based compensation within:
Cost of sales	66	—
Research and development	126	—
Marketing, general and administrative	140	—

Operating income excluding share-based compensation	$1,404	$2,649

GAAP net income	$885	$2,038
Adjustment for share-based compensation within:
Cost of sales	66	—
Research and development	126	—
Marketing, general and administrative	140	—
Income taxes	(93)	—

Net income excluding share-based compensation	$1,124	$2,038

GAAP diluted earnings per share	$0.15	$0.33
Adjustment for share-based compensation	0.04	—

Diluted earnings per share excluding share-based compensation impact	$0.19	$0.33

The following table sets forth information on our geographic regions for the periods indicated:

	Q2 2006		Q2 2005
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,015	50%	$4,679	51%
Americas	1,713	22%	1,863	20%
Europe	1,375	17%	1,809	20%
Japan	906	11%	880	9%

Total	$8,009	100%	$9,231	100%

Our net revenue for Q2 2006 was $8.0 billion, a decrease of 13% compared to Q2 2005. A majority of the decrease was due to significantly lower microprocessor average selling prices. Lower microprocessor unit sales also contributed to the decrease.

Revenue in our Asia-Pacific region decreased 14%, revenue in our Europe region decreased 24% and revenue in our Americas region decreased 8% compared to Q2 2005. Japan revenue increased 3% compared to Q2 2005. There were declines in Q2 2006 compared to Q2 2005 in both the emerging and mature markets with most of the decrease in both markets occurring in the Asia-Pacific and Europe regions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our overall gross margin dollars were $4.2 billion in Q2 2006, a decrease of 20% compared to $5.2 billion in Q2 2005. Our overall gross margin percentage decreased to 52.1% in Q2 2006, down from 56.4% in Q2 2005. The gross margin percentage for the Mobility Group and the Digital Enterprise Group were lower in Q2 2006 compared to Q2 2005. Additionally, gross margin in Q2 2006 includes the impact of share-based compensation. A substantial majority of our overall gross margin dollars and operating profit in Q2 2006 and Q2 2005 was derived from the sale of microprocessors. See “Business Outlook” for a discussion of gross margin expectations.

Digital Enterprise Group

The revenue and operating income for the Digital Enterprise Group operating segment for the second quarter of 2006 and 2005 were as follows:

(In Millions)	Q2 2006	Q2 2005
Microprocessor revenue	$3,338	$4,603
Chipset, motherboard and other revenue	1,283	1,398

Net revenue	$4,621	$6,001
Operating income	$931	$2,016

Net revenue for the Digital Enterprise Group operating segment decreased significantly by $1.4 billion, or 23%, in Q2 2006 compared to Q2 2005. Significantly lower microprocessor average selling prices and lower desktop microprocessor unit sales each contributed equally to the decrease in microprocessor revenue. Lower chipset revenue and significantly lower motherboard unit sales each contributed equally to the decrease in chipset, motherboard, and other revenue. Microprocessors within the Digital Enterprise Group include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in “chipset, motherboard and other revenue” above.

Operating income decreased significantly by $1.1 billion, or 54%, in Q2 2006 compared to Q2 2005. A substantial majority of the decrease was due to lower microprocessor revenue. Higher operating expenses in Q2 2006 were more than offset by approximately $270 million of lower start-up costs in Q2 2006.

Mobility Group

The revenue and operating income for the Mobility Group operating segment for the second quarter of 2006 and 2005 were as follows:

(In Millions)	Q2 2006	Q2 2005
Microprocessor revenue	$1,958	$2,056
Chipset and other revenue	731	566

Net revenue	$2,689	$2,622
Operating income	$946	$1,220

Net revenue for the Mobility Group operating segment increased slightly by $67 million, or 3%, in Q2 2006 compared to Q2 2005. We experienced significantly higher microprocessor unit sales, and to a lesser extent, higher revenue from sales of chipsets in Q2 2006. These increases were largely offset by lower microprocessor average selling prices. Revenue from applications processors, which are based on our Intel XScale technology, is included in “chipset and other revenue” above. In the second quarter of 2006, we entered into an agreement to sell the business line that includes application and cellular baseband processors used in handheld devices. See “Note 12: Pending Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. This business line does not have a significant impact on the results of operations of the Mobility Group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income decreased significantly, by $274 million or 22%, in Q2 2006 compared to Q2 2005. Higher operating expenses, and higher unit costs each contributed to the decline in operating income in substantially equivalent amounts. Partially offsetting these were approximately $90 million of lower start up costs in Q2 2006. Operating expenses as a percentage of revenue within the Mobility Group increased in Q2 2006 compared to Q2 2005.

Flash Memory Group

The revenue and operating loss for the Flash Memory Group operating segment for the second quarter of 2006 and 2005 were as follows:

(In Millions)	Q2 2006	Q2 2005
Net revenue	$536	$527
Operating loss	$(149)	$(80)

Net revenue for the Flash Memory Group operating segment was approximately flat in Q2 2006 compared to Q2 2005 with higher unit sales partially offset by lower average selling prices. We began shipping NAND flash memory products manufactured by IMFT in 2006. Operating loss increased from $80 million in Q2 2005 to $149 million in Q2 2006. The increase was primarily due to higher operating expenses and spending related to NAND products. The effect of lower average selling prices was offset by lower unit costs.

Share-based Compensation

Share-based compensation totaled $332 million in Q2 2006, compared to zero in Q2 2005. We adopted the modified prospective transition method under SFAS No. 123(R), effective beginning in the first quarter 2006. Prior to adoption of SFAS No. 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related share-based compensation, was recognized in net income. As of July 1, 2006, there was $1.7 billion of unrecognized share-based compensation costs related to stock options. The unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.1 years. In the second quarter of 2006, we began issuing restricted stock units to employees. As of July 1, 2006, there was $420 million of unrecognized compensation costs related to restricted stock units. The unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted average period of 1.9 years. Share-based compensation charges are included in the “all other” category for segment reporting purposes.

Operating Expenses

The following tables present non-GAAP operating expenses, which exclude the effects of share-based compensation, and reconciliations from the most directly comparable GAAP measure:

(In Millions)	Q2 2006	Q2 2005
Research and development	$1,496	$1,176
Share-based compensation charges in R&D	126	—

Research and development, excluding share-based compensation	$1,370	$1,176

Marketing, general and administrative	$1,593	$1,342
Share-based compensation in MG&A	140	—

Marketing, general and administrative, excluding share-based compensation	$1,453	$1,342

Amortization of acquisition-related intangibles and costs	$10	$36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and development spending increased $320 million, or 27%, in Q2 2006 compared to Q2 2005. This increase was due to share-based compensation of $126 million, higher headcount, and higher development costs for next-generation process technology. Marketing, general and administrative expenses increased $251 million, or 19%, in Q2 2006 compared to Q2 2005 due to share-based compensation of $140 million and higher headcount. Research and development along with marketing, general and administrative expenses were 39% of net revenue in Q2 2006 (27% of net revenue in Q2 2005).

Amortization of acquisition-related intangibles and costs was $10 million in Q2 2006 compared to $36 million in Q2 2005, as a portion of the intangibles related to prior acquisitions became fully amortized.

Gains (Losses) on Equity Securities, Interest and Other and Taxes

Gains (losses) on equity securities, net, interest and other, net and taxes for the second quarter of 2006 and 2005 were as follows:

(In Millions)	Q2 2006	Q2 2005
Gains (losses) on equity securities, net	$37	$(22)
Interest and other, net	$144	$127
Provision for taxes	$368	$716

Net gains on equity securities and certain equity derivatives for Q2 2006 were $37 million compared to net losses of $22 million for Q2 2005. The net gain in Q2 2006 was primarily due to lower impairment charges on investments of equity securities ($10 million in Q2 2006 and $133 million in Q2 2005). The impairment charges in 2005 primarily represent a $105 million impairment charge on our investment in Micron reflecting the difference between the cost basis of the investment and the price of Micron’s stock at the end of the second quarter of 2005. The impairment was principally based on our assessment during the second quarter of 2005 of Micron’s financial results and the fact that the market price of Micron’s stock had been below our cost basis for an extended period of time, as well as the competitive pricing environment for Dynamic Random Access Memory (DRAM) products. Gains on equity transactions more than offset the impairments in 2006 and partially offset the impairments in 2005.

Interest and other, net increased to $144 million in Q2 2006 compared to $127 million in Q2 2005, reflecting higher interest income as a result of higher rates, partially offset by lower cash balances.

Our effective income tax rate for Q2 2006 was 29.4%, compared to 26.0% for Q2 2005. The rate for Q2 2005 included a reduction in the effective tax rate for a reversal of previously accrued taxes of $125 million primarily related to an increase in estimated U.S. research and development tax credits from years prior to 2005. To a lesser extent, two items increased the rate for Q2 2006: the suspension of the U.S. research and development credit and the impact of share-based compensation. These increases were partially offset by a higher percentage of profits in lower tax jurisdictions in 2006 compared to 2005. The impact on the tax rate related to the tax benefits for export sales which is being phased-out through the end of 2006, was not significant given the decrease in income before taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations – First Half of 2006 Compared to First Half of 2005

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2006		YTD 2005
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue

Net revenue	$16,949	100.0%	$18,665	100.0%
Cost of sales	7,835	46.2%	7,864	42.1%

Gross margin	9,114	53.8%	10,801	57.9%
Research and development	3,058	18.0%	2,442	13.1%
Marketing, general and administrative	3,237	19.1%	2,604	14.0%
Amortization of acquisition-related intangibles and costs	29	0.2%	74	0.4%

Operating income	2,790	16.5%	5,681	30.4%
Gains (losses) on equity securities, net	39	0.2%	(18)	(0.1)%
Interest and other, net	298	1.7%	242	1.3%

Income before taxes	3,127	18.4%	5,905	31.6%
Provision for taxes	885	5.2%	1,689	9.0%

Net income	$2,242	13.2%	$4,216	22.6%

Diluted earnings per share	$0.38		$0.68

The following tables present non-GAAP financial measures, which exclude the effects of share-based compensation, and reconciliations from the most directly comparable GAAP measure:

(Dollars in Millions, Except Per Share Amounts)	YTD 2006	YTD 2005

Gross margin	$9,114	$10,801
Add back: Share-based compensation charges in cost of sales	152	—

Gross margin excluding share-based compensation	$9,266	$10,801

GAAP operating income	$2,790	$5,681
Adjustment for share-based compensation within:
Cost of sales	152	—
Research and development	261	—
Marketing, general and administrative	293	—

Operating income excluding share-based compensation	$3,496	$5,681

GAAP net income	$2,242	$4,216
Adjustment for share-based compensation within:
Cost of sales	152	—
Research and development	261	—
Marketing, general and administrative	293	—
Income taxes	(203)	—

Net income excluding share-based compensation	$2,745	$4,216

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	YTD 2006	YTD 2005
GAAP diluted earnings per share	$0.38	$0.68
Adjustment for share-based compensation	0.08	—

Diluted earnings per share excluding share-based compensation impact	$0.46	$0.68

The following table sets forth information on our geographic regions for the periods indicated:

	YTD 2006		YTD 2005
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total

Asia-Pacific	$8,308	49%	$9,074	49%
Americas	3,618	21%	3,835	20%
Europe	3,076	18%	3,915	21%
Japan	1,947	12%	1,841	10%

Total	$16,949	100%	$18,665	100%

Our net revenue of $16.9 billion in the first half of 2006 decreased 9% compared to the first half of 2005. The majority of the decrease was due to significantly lower microprocessor average selling prices. To a lesser extent, lower microprocessor unit sales also contributed to the decrease. The first half of 2006 included 26 weeks in contrast to 27 weeks in the first half of 2005.

Revenue in our Europe region decreased 21%, revenue in our Asia-Pacific region decreased 8% and revenue in our Americas region decreased 6% compared to the first half of 2005. These decreases were partially offset by revenue in Japan, which increased 6% compared to the first half of 2005. There were declines in the first half of 2006 compared to the first half of 2005 in both the emerging and mature markets. The decrease within mature markets occurred within the Europe and Asia-Pacific regions.

Our overall gross margin dollars decreased to $9.1 billion for the first half of 2006, a decrease of 16% compared to $10.8 billion for the first half of 2005. Our overall gross margin percentage decreased to 53.8% for the first half of 2006, down from 57.9% for the first half of 2005. The gross margin percentage for the Digital Enterprise Group and the Mobility Group were both lower in the first half of 2006 compared to the first half of 2005. Partially offsetting these decreases, the overall gross margin percentage was positively affected by a mix shift of our total revenue to the Mobility Group, which has a higher gross margin percentage. A substantial majority of our overall gross margin dollars and operating profit in the first half of 2006 and the first half of 2005 was derived from the sale of microprocessors. See “Business Outlook” for a discussion of gross margin expectations.

Digital Enterprise Group

The revenue and operating income for DEG for the first half of 2006 and 2005 were as follows:

(In Millions)	YTD 2006	YTD 2005

Microprocessor revenue	$7,230	$9,547
Chipset, motherboard and other revenue	2,538	2,815

Net revenue	$9,768	$12,362
Operating income	$2,311	$4,405

Net revenue for the Digital Enterprise Group operating segment decreased significantly by $2.6 billion, or 21%, in the first half of 2006 compared to the first half of 2005. Lower desktop microprocessor unit sales and lower microprocessor average selling prices each contributed equally to the significant decline in microprocessor revenue. A substantial majority of the decline in chipset, motherboard, and other revenue was attributable to significantly lower motherboard unit sales. To a lesser extent, lower chipset revenue also contributed to the decrease.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income decreased significantly by $2.1 billion, or 48%, in the first half of 2006 compared to the first half of 2005. A substantial majority of the decrease was due to lower revenue. To a lesser extent, increased write-downs of chipset inventory also contributed to the decrease. Higher operating expenses were more than offset by approximately $460 million of lower startup costs in the first half of 2006.

Mobility Group

The revenue and operating income for MG for the first half of 2006 and 2005 were as follows:

(In Millions)	YTD 2006	YTD 2005

Microprocessor revenue	$4,305	$3,973
Chipset and other revenue	1,363	1,083

Net revenue	$5,668	$5,056
Operating income	$2,101	$2,351

Net revenue for the Mobility Group operating segment increased by $612 million, or 12%, in the first half of 2006 compared to the first half of 2005. This increase in microprocessor revenue was primarily due to higher unit sales, partially offset by lower average selling prices. The majority of the increase in chipset and other revenue was due to higher revenue from sales of chipsets, and to a lesser extent, higher revenue from sales of wireless connectivity products. Sales of these products increased primarily due to the success of Intel Centrino mobile technology. Revenue from application processors, which are based on our Intel XScale technology, is included in “chipset and other revenue” above. In the second quarter of 2006, we entered into an agreement to sell the business line that includes application and cellular baseband processors used in handheld devices. See “Note 12: Pending Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. This business line does not have a significant impact on the results of operations of the Mobility Group.

Operating income decreased $250 million, or 11%, in the first half of 2006 compared to the first half of 2005. The decline was primarily caused by an increase in operating expenses, and to a lesser extent, higher write-down of inventory. A majority of the decline was offset by the effects of higher revenue, and to a lesser extent, by approximately $170 million of lower start up costs in the first half of 2006.

Flash Memory Group

The revenue and operating loss for the Flash Memory Group operating segment for the first half of 2006 and 2005 were as follows:

(In Millions)	YTD 2006	YTD 2005

Net revenue	$1,080	$1,105
Operating loss	$(253)	$(112)

Net revenue for the Flash Memory Group operating segment decreased slightly by $25 million, or 2%, in the first half of 2006 compared to first half of 2005. This decrease was primarily due to lower average selling prices, partially offset by higher unit sales and higher royalty receipts. We began shipping NAND flash memory products manufactured by IMFT in the first half of 2006. Operating loss increased from $112 million in the first half of 2005 to $253 million in the first half of 2006. The increase was primarily due to higher operating expenses. Higher spending related to NAND products also contributed to the increase. The effect of lower average selling prices was offset by lower unit costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Share-based Compensation

Share-based compensation totaled $706 million in the first half 2006, compared to zero in the first half 2005. We adopted the modified prospective transition method under SFAS No. 123(R), effective beginning in the first quarter 2006. Prior to adoption of SFAS No. 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of APB 25 and related interpretations. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related share-based compensation, was recognized in net income. As of July 1, 2006, there was $1.7 billion of unrecognized share-based compensation costs related to stock options. The unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.1 years. In the second quarter of 2006, we began issuing restricted stock units to employees. As of July 1, 2006, there was $420 million of unrecognized compensation costs related to restricted stock units. The unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted average period of 1.9 years. Share-based compensation charges are included in the “all other” category for segment reporting purposes.

Operating Expenses

The following tables present non-GAAP operating expenses, which exclude the effects of share-based compensation, and reconciliations from the most directly comparable GAAP measure:

(In Millions)	YTD 2006	YTD 2005

Research and development	$3,058	$2,442
Share-based compensation charges in R&D	261	—

Research and development, excluding share-based compensation	$2,797	$2,442

Marketing, general and administrative	$3,237	$2,604
Share-based compensation in MG&A	293	—

Marketing, general and administrative, excluding share-based compensation	$2,944	$2,604

Amortization of acquisition-related intangibles and costs	$29	$74

Research and development spending increased $616 million, or 25%, in the first half of 2006 compared to the first half of 2005. This increase was primarily due to share-based compensation of $261 million, higher headcount, and higher development costs for next-generation process technology. Marketing, general and administrative expenses were up $633 million, or 24%, in the first half of 2006 compared to the first half of 2005 primarily due to share-based compensation of $293 million and higher headcount. Research and development along with marketing, general and administrative expenses were 37% of net revenue in the first half of 2006 (27% of net revenue in the first half of 2005).

Amortization of acquisition-related intangibles and costs was $29 million in the first half of 2006 compared to $74 million in the first half of 2005, as a portion of the intangibles related to prior acquisitions became fully amortized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Equity Securities, Interest and Other and Taxes

Gains (losses) on equity securities, net, interest and other, net and taxes for the first half of 2006 and 2005 were as follows:

(In Millions)	YTD 2006	YTD 2005

Gains (losses) on equity securities, net	$39	$(18)
Interest and other, net	$298	$242
Provision for taxes	$885	$1,689

Net gains on equity securities and certain equity derivatives for the first half of 2006 were $39 million compared to net losses of $18 million for the first half of 2005. The net gain for the first half of 2006 included impairments of $33 million. The net loss for the first half of 2005 included impairments of $148 million, primarily due to a $105 million impairment charge on our investment in Micron. Gains on equity transactions more than offset the impairments for the first half of 2006 and partially offset the impairments for the first half of 2005.

Interest and other, net increased to $298 million in the first half of 2006 compared to $242 million in the first half of 2005, reflecting higher interest income as a result of higher interest rates, partially offset by lower cash balances.

Our effective income tax rate remained relatively flat at 28.3% for the first half of 2006, compared to 28.6% for the first half of 2005. Factors reducing the rate in the first half of 2006 included a higher percentage of profits in lower tax jurisdictions, and an increase in non-U.S. research and development tax credits. Mostly offsetting these factors was the impact of the reversal of previously accrued taxes of $125 million. To a lesser extent, the suspension of the U.S. research and development credit and the impact of share-based compensation increased the rate in the first half of 2006. The impact on the tax rate related to the tax benefits for export sales, which is being phased-out through the end of 2006, was not significant given the decrease in income before taxes.

Liquidity and Capital Resources

Our financial condition remains strong. Cash, short-term investments, fixed income debt instruments included in trading assets and debt at the end of each period were as follows:

	July 1,	December 31,
(Dollars In Millions)	2006	2005

Cash, short-term investments and fixed income debt instruments included in trading assets	$7,249	$12,409
Short-term and long-term debt	$2,341	$2,419
Debt as % of stockholders’ equity	6.7%	6.7%

In summary, our cash flows were as follows:

	Six Months Ended
	July 1,	July 2,
(In Millions)	2006	2005

Net cash provided by operating activities	$3,628	$6,728
Net cash used for investing activities	(2,985)	(1,001)
Net cash used for financing activities	(4,531)	(5,159)

Net increase (decrease) in cash and cash equivalents	$(3,888)	$568

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the first half of 2006 compared to the first half of 2005, the largest contribution to the decrease in cash provided by operating activities was from lower net income, partially offset by the impacts of share-based compensation, and the timing and changes in the amount of estimated tax payments.

Inventories increased compared to December 2005 levels as we continue to ramp new products, primarily related to microprocessors on the 65 nanometer process and associated chipsets. Additionally, accounts receivable decreased compared to December 31, 2005, primarily driven by lower revenue. For the first half of 2006, our two largest customers accounted for approximately 36% of net revenue, with one of these customers accounting for approximately 21% of revenue and another customer accounting for approximately 15%. For the first half of 2005, these two largest customers accounted for approximately 35% of net revenue. Additionally, these two largest customers accounted for approximately 44% of net accounts receivable at July 1, 2006 (approximately 42% at December 31, 2005).

Investing Activities

Investing cash flows consist primarily of capital expenditures, the proceeds from investment maturities and payment for investments acquired. The increase in cash used in investing activities in the first half of 2006, compared to the first half of 2005, was primarily due to our investment in IMFT. During the first half of 2006, we paid $790 million in cash for our investment in IMFT. Our remaining $291 million in notes and additional $115 million owed in cash to IMFT have been reflected as a non-cash item on the statement of cash flows. Net maturities and sales of available-for-sale investments were lower in the first half of 2006 compared to the first half of 2005 as result of lower overall investment balances primarily due to lower cash from operations. Capital spending increased to $3.5 billion in the first half of 2006 compared to $3.2 billion in the first half of 2005, primarily driven by investments in 45 nanometer construction and 65 nanometer production equipment. Capital spending for 2006 is expected to be $6.2 billion, plus or minus $200 million, primarily for investments in 45 nanometer construction and production equipment. Other investing activities for the first half of 2006 included the purchase of intellectual property assets from Micron, concurrent with the formation of IMFT, for $230 million.

Financing Activities

Financing cash flows consist primarily of repurchases and retirement of common stock and payment of dividends to stockholders. The lower cash used in financing activities in the first half of 2006, compared to the first half of 2005, was primarily due to lower repurchases and retirement of common stock. For the first half of 2006, we purchased 192.8 million shares of common stock for $3.9 billion compared to 206.8 million shares for $5.0 billion in the first half of 2005. At July 1, 2006, $17.9 billion remained available for repurchase under existing repurchase authorizations. Our dividend payments were $1.2 billion in the first half of 2006, higher than the $990 million paid in the same period of the prior year, due to an increase from $0.08 to $0.10 in cash dividends per common share effective for the first quarter of 2006. Additional financing activities for the first half of 2006 also included proceeds from the sale of shares pursuant to employee equity incentive plans of $494 million ($702 million during the first half of 2005).

Liquidity

During the first half of 2006, our level of cash declined as our cash provided by operations was less than our cash used for investing and financing activities. Cash generated by operations is used as our primary source of liquidity. Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. There were no borrowings under our commercial paper program during the first half of 2006. We also have an automatic shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity and other securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases and potential future acquisitions or strategic investments. In June 2006, we entered into an agreement to pay $600 million for an equity investment in Clearwire Corporation. The $600 million commitment will likely be paid in the third quarter of 2006.

Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. In May 2006, stockholders approved the 2006 Equity Incentive Plan (the 2006 Plan). The new equity incentive plan replaced the 2004 Equity Incentive Plan, which was terminated early. Under the 2006 Plan, 175 million shares of common stock were made available for issuance as equity awards to employees and non-employee directors through June 30, 2008, of which a maximum of 80 million shares can be awarded as restricted stock or restricted stock units. Additionally, in May 2006, stockholders approved the 2006 Stock Purchase Plan. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. The 1976 Stock Participation Plan and any remaining shares available for issuance will be cancelled as of the plan’s expiration in August 2006.

Our goal has been to keep the potential incremental dilution related to our equity incentive plans to a long-term average of less than 2% annually. The dilution percentage is calculated using the new equity-based awards, net of equity-based awards1 cancelled due to employees leaving the company and expired stock options, divided by the total outstanding shares at the beginning of the year.

Equity-based awards1 granted to employees, including officers, and non-employee directors from 2002 through the second quarter of 2006 are summarized as follows:

	YTD
(Shares in Millions)	2006	2005	2004	2003	2002
Total equity-based awards[1] granted[2]	69	119	115	110	174
Less equity-based awards[1] cancelled[2]	(17)	(38)	(32)	(40)	(44)
Net equity-based awards[1] granted[2]	52	81	83	70	130
Net equity-based awards[1] granted as % of outstanding shares[3]	0.9%	1.3%	1.3%	1.1%	1.9%
Equity-based awards[1] granted to listed officers[4] as % of total equity-based awards[1] granted	1.9%	1.4%	1.1%	2.4%	1.7%
Equity-based awards[1] granted to listed officers[4] as % of outstanding shares[3]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative equity-based awards[1] held by listed officers[4] as % of total equity-based awards[1] outstanding	1.9%	1.9%	2.1%	2.1%	2.1%
Share-based compensation[5] recognized for listed officers[4] as a % of total share based-compensation recognized[5]	1.5%	—	—	—	—

[1]	For purposes of this disclosure, “equity-based awards” includes stock options grants and restricted stock unit grants and excludes rights granted under the stock purchase plans.

[2]	Excluding equity-based awards assumed in connection with acquisitions.

[3]	Outstanding shares as of the beginning of each period.

[4]	“Listed officers” are our Chief Executive Officer and the four other most highly compensated executive officers serving at the end of the years presented. For 2004,“listed officers” also includes an officer who retired in January 2005.

[5]	Includes amounts recognized in the financial statements for stock options and restricted stock units according to the provisions of SFAS No. 123(R), which was adopted as of the first quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In accordance with a policy established by the Compensation Committee of the Board of Directors, total equity-based awards granted to the listed officers may not exceed 5% of total equity-based awards granted in any year. For the first half of 2006, equity-based awards granted to listed officers amounted to 1.9% of the grants made to all employees. All equity-based awards granted to executive officers are determined by the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.

For additional information regarding equity incentive plans and the activity for the first six months of 2006 and for 2005, see “Note 3: Employee Equity Incentive Plans” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. Information regarding our equity incentive plans should be read in conjunction with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2006 Proxy Statement.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties— in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type, and valuation of share-based awards granted as well as the amount of awards cancelled due to employees leaving the company and the timing of award exercises by employees. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.

For the third quarter of 2006, we expect revenue to be between $8.3 billion and $8.9 billion, compared to second quarter revenue of $8.0 billion. The midpoint of this range would be a sequential increase of 7.5%, which is consistent with seasonal patterns. Revenue for the fourth quarter is expected to also follow normal seasonal patterns. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.

Our financial results, particularly our revenue, are substantially dependent on sales of microprocessors. Revenue is partly a function of the mix of types and performance capabilities of microprocessors sold, as well as the mix of chipsets, flash memory and other semiconductor products sold, all of which are difficult to forecast. Because of the wide price differences among mobile, desktop and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Revenue is affected by the timing of new Intel product introductions and the demand for and market acceptance of our products, as well as actions taken by our competitors, including new product offerings, marketing programs and pricing pressures and our reaction to such actions. Microprocessor revenue is also dependent on the availability of other parts of the platform, including chipsets, motherboards, operating system software and application software. Revenue is also subject to demand fluctuations and the impact of economic conditions in various geographic regions.

We expect the gross margin percentage in the third quarter of 2006 to be approximately 49%, plus or minus a couple of points. Excluding the effects of share-based compensation of approximately 1%, our gross margin expectation for the third quarter of 2006 is 50% plus or minus a couple of points. On a GAAP basis, the 49% midpoint is lower than the gross margin of 52.1% in the second quarter. The lower gross margin is primarily due to higher microprocessor unit costs as we continue to ramp production of dual-core products and lower average selling prices, partially offset by higher unit sales. Our gross margin expectation for 2006 is 51%, plus or minus a few points. Excluding the effects of share-based compensation of approximately 1%, our gross margin expectation for 2006 is 52%, plus or minus a few points. On a GAAP basis, the 51% midpoint is below our previous expectation primarily due to lower microprocessor average selling prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our gross margin varies primarily with revenue levels. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including product mix and pricing; variations in inventory valuation, including variations related to the timing of qualifying products for sale; excess or obsolete inventory; manufacturing yields; changes in unit costs; capacity utilization; impairment of long-lived assets, including manufacturing, assembly and test, and intangible assets; and the timing and execution of the manufacturing ramp and associated costs, including start-up costs.

We have significantly expanded our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending in 2006 will be approximately $6.2 billion, plus or minus $200 million. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continues to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory, which would have a negative impact on our gross margin.

We expect depreciation expense to be between $1.1 billion and $1.2 billion for the third quarter of 2006 and approximately $4.7 billion, plus or minus $100 million for the full year 2006.

Spending on research and development, plus marketing, general and administrative expenses (total spending) in 2006 is expected to be approximately $12.1 billion. Excluding the effects of share-based compensation of approximately $1.1 billion, total spending is expected to be approximately $11.0 billion. Total spending in the third quarter of 2006 is expected to be approximately $3.0 billion. Excluding the effects of share-based compensation of approximately $300 million, total spending in the third quarter is expected to be approximately $2.7 billion. On a GAAP basis, the expectation for total spending in the third quarter is slightly lower than $3.1 billion in the second quarter. We continue to focus on controlling our future total spending through cost savings actions. In addition, we are in the midst of a structure and efficiency review which may result in further actions that could have an affect on these expense levels. See “Overview” within “Results of Operations” for further discussion regarding these actions. Expenses, particularly certain marketing and compensation expenses, vary depending on the level of demand for our products and the level of revenue and profit.

Research and development spending in 2006 is expected to be approximately $6.0 billion. Excluding the effects of share-based compensation of approximately $500 million, spending for research and development in 2006 is expected to be approximately $5.5 billion. On a GAAP basis, the expectation for research and development spending in 2006 is below our previous expectation of approximately $5.6 billion primarily due to cost savings actions.

Based on acquisitions completed through July 31, 2006, we expect amortization of acquisition-related intangibles and costs to be approximately $10 million in the third quarter and approximately $45 million for the full year 2006.

We expect the net gains from equity securities and interest and other for the third quarter of 2006 to be approximately $220 million. Our expectations for gains (losses) from equity securities include our expectations for mergers, stock offerings and impairment charges on public and private equity investments, and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other could vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities; impairment charges related to marketable, non-marketable and other investments; interest rates, cash balances and changes in the fair value of derivative instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tax rate for the third and fourth quarters is currently expected to be approximately 30.5%. The estimated effective tax rate is based on tax law in effect at July 1, 2006 and current expected income, and assumes that we will continue to receive the tax benefit for export sales. See “Note 16: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The tax rate may also be affected by the closing of acquisitions or divestitures; the jurisdiction in which profits are determined to be earned and taxed; changes in estimates of credits, benefits and deductions; the resolution of issues arising from tax audits with various tax authorities; and the ability to realize deferred tax assets.

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

From the close of business on September 1, 2006 until our quarterly earnings release is published, presently scheduled for October 17, 2006, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements published in our Forms 8-K filed on January 17, 2006, March 3, 2006, April 19, 2006 and July 19, 2006, as reiterated or updated as applicable, in our filings with the SEC on Forms 10-K and 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize, from time to time, may vary at our discretion.

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

Interest Rates

The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on our investments in fixed-rate debt securities are generally based on three-month LIBOR, or, if longer term, are generally swapped to U.S. dollar LIBOR-based returns. In addition to fixed-rate debt investments, in 2005 we issued debt, see “Note 11: Borrowings” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for additional information. We considered the historical volatility of the interest rates experienced in prior years and the duration of our investment portfolio and debt issuances, and determined that it was reasonably possible that an adverse change of 80 basis points (0.80%), approximately 15% of the rate at July 1, 2006, could be experienced in the near term (18% of the rate at December 31, 2005). A hypothetical 0.80% increase in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $55 million at the end of July 1, 2006 and $10 million as of December 31, 2005. The increase in exposure to an adverse fair value change from December 31, 2005 to July 1, 2006 was primarily driven by a change in the fair value of our convertible debt, which increased the likelihood of future contingent interest payments.

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

As of July 1, 2006, the fair value of our portfolio of marketable strategic equity investments and equity derivative instruments, including hedging positions, was $627 million ($574 million as of December 31, 2005). To assess the market price sensitivity of these equity securities, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable strategic equity portfolio is substantially concentrated in one company as of July 1, 2006, which will affect the portfolio’s price volatility. We currently have an investment in Micron with a fair value of $510 million, or 81% of the total marketable strategic equity portfolio value including equity derivative instruments at July 1, 2006. The investment in Micron is part of our strategy to support the development and supply of DRAM products. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks in our marketable strategic equity portfolio could experience a loss of 35% in the near term (40% as of December 31, 2005). This estimate is not necessarily indicative of future performance, and actual results may differ materially.

Assuming a loss of 35% in market prices, and after reflecting the impact of hedges and offsetting positions, our marketable strategic equity portfolio could decrease in value by approximately $225 million, based on the value of the portfolio as of July 1, 2006 (a decrease in value of approximately $245 million, based on the value of the portfolio as of December 31, 2005 using an assumed loss of 40%).

Our strategic investments in non-marketable equity securities are affected by many of the same factors that could result in an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At July 1, 2006, our strategic investments in non-marketable equity securities had a carrying amount of $1.9 billion ($561 million as of December 31, 2005). The carrying amount of these investments approximated fair value as of July 1, 2006 and December 31, 2005. However, as of July 1, 2006, our non-marketable equity securities portfolio is substantially concentrated in one company, IMFT, a manufacturer of NAND flash memory, with a carrying amount of $1.2 billion, or 63% of the total value of the non-marketable equity securities portfolio at July 1, 2006. See “Note 15: Venture” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The terms of our investment in IMFT contain contractual conditions that restrict our ability to sell the investment. No other investment in our non-marketable equity securities portfolio was individually significant as of July 1, 2006 or December 31, 2005.

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

In the first quarter of 2006, in connection with the IRS’s regular examination of Intel’s tax returns for the years 2003 and 2004, the IRS proposed similar adjustments related to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company also intends to dispute these adjustments. If the IRS prevails in its position, Intel’s federal income tax due for 2003 and 2004 would increase by approximately $800 million, plus interest. The IRS will likely make similar claims for years subsequent to 2004 in future audits, and if the IRS prevails, income tax due for 2005 would increase by approximately $400 million, plus interest.

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

In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 78 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California and the District of Delaware, as well as in various California, Kansas and Tennessee state courts. All the federal class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. Intel disputes AMD’s claims and the class-action claims, and intends to defend the lawsuits vigorously.

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

Barbara’s Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.
Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett Packard Company, and HPDirect, Inc. alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the court certified against Intel an Illinois-only class of certain end use purchasers of certain Pentium 4 processors or computers containing such microprocessors. In January 2005, the Circuit Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the Circuit Court’s class certification order. On July 25, 2006, the Illinois Appellate Court, Fifth District, vacated the Circuit Court’s class certification order, and remanded the case to the Circuit Court with instructions to reconsider its class certification ruling applying California law. The plaintiffs seek unspecified damages and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

AmberWave Systems Corporation v. Intel Corporation
United States District Court for the District of Delaware
United States District Court for the Eastern District of Texas

Beginning in May 2005, Intel and AmberWave Systems Corp. filed a series of lawsuits against each other that are now pending in the United States District Court for the District of Delaware and in the United States District Court for the Eastern District of Texas. AmberWave claims that certain Intel semiconductor manufacturing processes infringe four AmberWave patents related to semiconductor fabrication. AmberWave seeks damages, treble damages for willful infringement, an injunction, and attorney’s fees. Intel disputes AmberWave’s allegations of infringement and intends to defend the lawsuits vigorously.

ITEM 1A. RISK FACTORS

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

If demand for our products is reduced, our manufacturing and/or assembly and test capacity could be under-utilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory planning decisions may cause us to record accelerated depreciation. In the long term, if demand for our products increases, we may not be able to add manufacturing and/or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize and record impairments of our assets. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory, which would have a negative impact on our gross margin.

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
We have sales offices and research and development, manufacturing, and assembly and test facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations may be subject to risks that may limit our ability to manufacture, assemble and test, design, develop or sell products in particular countries, which could in turn have an adverse effect on our results of operations and financial condition, including:
•	security concerns, including armed conflict and civil or military unrest, crime, political instability, terrorist activity;
•	health concerns;
•	natural disasters;
•	inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers and supply chain interruptions;
•	differing employment practices and labor issues;
•	local business and cultural factors that differ from our normal standards and practices;
•	regulatory requirements and prohibitions that differ between jurisdictions; and
•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations and restrictions on our ability to repatriate earnings.

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
Production of integrated circuits is a complex process. Disruptions in this process can result from difficulties in our development and implementation of new processes, errors and interruptions in the processes, defects in materials and disruptions in our supply of materials or resources, all of which could affect the timing of production ramps and yields. Furthermore, we may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to increase production as desired, resulting in higher costs or substantial decreases in yields, which could impact our ability to produce sufficient volume to meet specific product demand. Furthermore, the unavailability or reduced availability of certain products could make it more difficult to implement our platform strategy. We may also experience increases in yields. A substantial increase in yields could result in higher inventory levels and the possibility of resulting excess capacity charges as we slow production to reduce inventory levels. In addition, higher yields, as well as other factors, can decrease overall unit costs and may cause us to revalue our existing inventory on certain products to their lower replacement cost, which would impact our gross margin in the quarters in which this revaluation occurs. The occurrence of any of these events could adversely impact our business and results of operations.

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
In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. To help attract, retain and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our results of operations. In addition, our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” during our first quarter of 2006 will result in significant additional compensation expense compared to prior periods.

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

In addition, our failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of certain materials in our manufacturing, assembly and test processes or products. Any of these consequences could adversely impact our business and results of operations by increasing our expenses and/or requiring us to alter our manufacturing, assembly and test processes.

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

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the IRS and other tax authorities regularly examine our income tax returns. The IRS has proposed adjustments or issued formal assessments related to amounts reflected on certain of our tax returns as a tax benefit for our export sales, see “Note 16: Contingencies” in Part I, Item 1 of this Form 10-Q. Our results of operations could be adversely impacted if these assessments or any other assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings or take advantage of liquidity events, such as initial public offerings, mergers and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. In addition, if we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and record the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our net income and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (Shares in Millions)

			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
April 2, 2006–April 29, 2006	2.2	$18.98	2.2	$18,877
April 30, 2006–May 27, 2006	17.2	$19.12	17.2	$18,549
May 28, 2006–July 1, 2006	34.9	$18.02	34.9	$17,920

Total	54.3	$18.40	54.3

We have an ongoing authorization, as amended, from the Board of Directors to repurchase shares of Intel’s common stock in the open market or in negotiated transactions. In November 2005, the Board of Directors authorized the repurchase of up to $25 billion in stock on or after October 1, 2005, which includes the remaining shares available for repurchase as of that date under previous authorizations, which were expressed as share amounts.

In 1996, the Board of Directors authorized the annual repurchase of up to 100,000 shares of Intel’s common stock in the open market to be awarded to selected employees in recognition of their outstanding achievements. During the second quarter of 2006, the company repurchased approximately 30,000 shares under this authorization at a cost of $0.6 million. These shares were awarded to employees who received Intel Achievement Awards. Intel Achievement Awards are given annually and represent Intel’s highest honor for individuals and small teams for specific outstanding achievement that management believes have had a major impact on the company’s operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intel Corporation’s Annual Stockholders’ Meeting on May 17, 2006, stockholders elected each of the director nominees, repealed the fair price provision and the supermajority vote provisions of the Certificate of Incorporation, ratified the selection of our independent registered public accounting firm, and approved the 2006 Equity Incentive Plan and the 2006 Stock Purchase Plan.

		Number of Shares
		Voted For	Voted Against	Abstain

1.	To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

	C. Barrett	4,841,029,565	99,216,121	60,954,139

	C. Barshefsky	4,679,212,613	258,523,050	63,464,162

	J. Browne	4,873,360,193	67,631,933	60,207,699

	J. Guzy	4,725,979,226	210,588,548	64,632,051

	R. Hundt	4,878,717,319	63,333,505	59,149,001

	P. Otellini	4,852,180,182	91,338,547	57,681,096

	J. Plummer	4,886,012,688	55,624,934	59,562,203

	D. Pottruck	4,872,463,031	69,218,466	59,518,328

	J. Shaw	4,852,798,222	85,366,824	63,034,779

	J. Thornton	4,853,668,329	86,479,371	61,052,125

	D. Yoffie	4,855,016,795	83,577,600	62,605,430

		Number of Shares
		Voted For	Voted Against	Abstain	Broker Non-Votes
2.	To repeal the fair price provision of the Certificate of Incorporation.	4,821,578,717	113,132,814	66,488,294	—
3.	To repeal the supermajority vote provisions of the Certificate of Incorporation.	4,861,523,290	71,924,287	67,752,248	—
4.	To ratify selection of independent registered public accounting firm.	4,883,151,547	66,414,737	51,633,541	—
5.	To approve the 2006 Equity Incentive Plan.	2,762,619,573	579,350,333	64,748,207	1,594,481,712	[1]
6.	To approve the 2006 Stock Purchase Plan.	3,124,803,421	224,875,640	57,039,052	1,594,481,712	[1]

[1]	The affirmative vote of the majority of the votes cast was required to pass each of the Proposals 1 and 4-6. Proposals 2 and 3 required the affirmative vote of 66 2/3% of the outstanding shares for approval. Significantly fewer shares voted on each of Proposals 5 and 6 than voted on Proposals 1-4. “Broker non-votes” accounted for this difference in voted shares, and are not considered “votes cast” for purposes of Section 216. For certain types of “non-routine” proposals, such as Proposals 5 and 6, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 6. EXHIBITS

3.1	Intel Corporation Third Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2006)

3.2	Intel Corporation Bylaws as amended on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on January 19, 2006)

10.1**	Intel Corporation 2006 Equity Incentive Plan, Effective May 17, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2006)

10.2**	Intel Corporation 2006 Stock Purchase Plan, Effective May 17, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 as filed on June 21, 2006)

10.3**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.4**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.5**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006) (Requiring Electronic Signature) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.6**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006) (Requiring Signature) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.7**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants in Japan under the standard program after May 17, 2006) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.8**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants in Belgium under the standard program after May 17, 2006) (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.9**	Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 to U.S. employees under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.10**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.11**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006) (Requiring Electronic Signature) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.12**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006) (Requiring Signature) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.13**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program in Japan after May 17, 2006) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.14**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants in Belgium under the ELTSOP program after May 17, 2006) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.15**	Form of Notice of Grant – Restricted Stock Units (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.16**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program) (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.17**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006) (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.18**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006) (Requiring Electronic Signature) (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.19**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006) (Requiring Signature) (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.20**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants in Japan under the standard program after May 17, 2006) (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.21**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program) (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.22**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program) (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.23**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program) (Requiring Electronic Signature) (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.24**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program) (Requiring Signature) (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.25**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants in Japan after May 17, 2006 under the ELTSOP Program) (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.26**	Form of Notice of Grant – Nonqualified Stock Options (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K as filed on July 6, 2006)

10.27**	Summary of Intel Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on July 14, 2006)

10.28**	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after May 17, 2006) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on July 14, 2006)

10.29**	Form of Notice of Grant – Restricted Stock Units (for RSUs granted after May 17, 2006) (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K as filed on July 6, 2006)

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Intel, the Intel logo, Intel. Leap ahead., Intel Inside, Celeron, Centrino, Intel Core, Intel Core 2 Duo, Intel Core Duo, Intel SpeedStep, Intel StrataFlash, Intel Viiv, Intel Xeon, Intel XScale, Itanium, and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries.

*Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION
(Registrant)

Date: August 1, 2006	By:	/s/ Andy D. Bryant

Andy D. Bryant
Executive Vice President,
Chief Financial and Enterprise Services
Officer and Principal Accounting Officer