Form 10-Q
period 2006-09-30
INTEL CORP
filed 2006-11-03
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 27, 2006
Common stock, $0.001 par value	5,766 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In Millions, Except Per Share Amounts)	2006	2005	2006	2005

Net revenue	$8,739	$9,960	$25,688	$28,625
Cost of sales	4,445	4,012	12,280	11,876

Gross margin	4,294	5,948	13,408	16,749

Research and development	1,389	1,341	4,447	3,783
Marketing, general and administrative	1,425	1,478	4,662	4,082
Restructuring	98	—	98	—
Amortization of acquisition-related intangibles and costs	8	29	37	103

Operating expenses	2,920	2,848	9,244	7,968

Operating income	1,374	3,100	4,164	8,781
Gains (losses) on equity securities, net	168	(2)	207	(20)
Interest and other, net	272	145	570	387

Income before taxes	1,814	3,243	4,941	9,148

Provision for taxes	513	1,248	1,398	2,937

Net income	$1,301	$1,995	$3,543	$6,211

Basic earnings per common share	$0.23	$0.33	$0.61	$1.01

Diluted earnings per common share	$0.22	$0.32	$0.60	$1.00

Cash dividends declared per common share	$0.20	$0.16	$0.40	$0.32

Weighted average common shares outstanding	5,769	6,062	5,808	6,139

Weighted average common shares outstanding, assuming dilution	5,832	6,144	5,885	6,211

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	Sept. 30,	Dec. 31,
(In Millions)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,469	$7,324
Short-term investments	2,654	3,990
Trading assets	1,096	1,458
Accounts receivable, net	3,358	3,914
Inventories	4,477	3,126
Deferred tax assets	1,138	1,149
Other current assets	412	233

Total current assets	17,604	21,194

Property, plant and equipment, net of accumulated depreciation of $28,937 ($27,021 at December 31, 2005)	18,038	17,111
Marketable strategic equity securities	388	537
Other long-term investments	3,085	4,135
Goodwill	3,861	3,873
Other long-term assets	3,879	1,464

Total assets	$46,855	$48,314

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$196	$313
Accounts payable	2,401	2,249
Accrued compensation and benefits	1,597	2,110
Accrued advertising	974	1,160
Deferred income on shipments to distributors	603	632
Other accrued liabilities	1,908	810
Income taxes payable	1,378	1,960

Total current liabilities	9,057	9,234

Long-term debt	2,060	2,106
Deferred tax liabilities	375	703
Other long-term liabilities	346	89
Contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,758 shares issued and outstanding (5,919 at December 31, 2005)	7,348	6,245
Accumulated other comprehensive income	168	127
Retained earnings	27,501	29,810

Total stockholders’ equity	35,017	36,182

Total liabilities and stockholders’ equity	$46,855	$48,314

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 30,	Oct. 1,
(In Millions)	2006,	2005
Cash and cash equivalents, beginning of period	$7,324	$8,407

Cash flows provided by (used for) operating activities:
Net income	3,543	6,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,488	3,295
Share-based compensation	1,041	—
Restructuring	98	—
Excess tax benefit from share-based payment arrangements	(114)	—
Amortization of intangibles and other acquisition-related costs	197	192
(Gains) losses on equity securities, net	(207)	20
(Gains) on divestitures	(129)	—
Net loss on retirements and impairments of property, plant and equipment	59	57
Deferred taxes	(343)	(170)
Tax benefit from employee equity incentive plans	—	284
Changes in assets and liabilities:
Trading assets	362	1,129
Accounts receivable	568	(748)
Inventories	(1,263)	(193)
Accounts payable	152	131
Income taxes payable	(463)	738
Other assets and liabilities	(571)	148

Total adjustments	2,875	4,883

Net cash provided by operating activities	6,418	11,094

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(4,663)	(4,459)
Acquisition, net of cash acquired	—	(103)
Purchases of available-for-sale investments	(3,443)	(5,426)
Maturities and sales of available-for-sale investments	6,092	7,439
Purchases/investments in non-marketable equity securities	(1,377)	(115)
Net proceeds from divestitures	152	—
Other investing activities	(35)	(126)

Net cash used for investing activities	(3,274)	(2,790)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(112)	64
Excess tax benefit from share-based payment arrangements	114	—
Repayment of notes payable	(581)	—
Proceeds from sales of shares through employee equity incentive plans	767	1,058
Repurchase and retirement of common stock	(4,443)	(7,500)
Payment of dividends to stockholders	(1,744)	(1,476)

Net cash used for financing activities	(5,999)	(7,854)

Net increase (decrease) in cash and cash equivalents	(2,855)	450

Cash and cash equivalents, end of period	$4,469	$8,857

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest paid of $26 in 2006	$7	$6
Income taxes, net of refunds	$2,213	$2,084
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
Intel Corporation has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2006 is a 52-week fiscal year in which the first, second, and third quarters of 2006 were 13-week quarters. Fiscal year 2005 was a 53-week fiscal year in which the first quarter was a 14-week quarter and the second and third quarters were 13-week quarters.
The accompanying interim consolidated condensed financial statements of Intel have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) as noted in “Note 3: Employee Equity Incentive Plans.” The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective judgments include the valuation of non-marketable equity securities; the recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of inventory; and the valuation and recognition of share-based compensation. The actual results experienced by the company may differ from management’s estimates.
The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim consolidated condensed financial statements should be read in connection with the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.
Note 2: Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. Although this requirement is not required until fiscal 2008, the company is planning to early adopt this provision for fiscal 2006. If the company had applied the provisions of SFAS No. 158 to the consolidated balance sheet for fiscal 2005, approximately $100 million of net liabilities would have been recognized. The company will be adopting all requirements of SFAS No. 158 for the 2006 fiscal year, ending December 30, 2006.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal 2008. The company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of fiscal 2007. The company is currently evaluating the impact this statement will have on its consolidated financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The company currently accrues the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is seven years of service. The company is required to apply the provisions of EITF 06-2 at the beginning of fiscal 2007. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings. The company is currently evaluating the financial impact of this guidance and the method of adoption which will be used.
Note 3: Employee Equity Incentive Plans
In May 2006, stockholder approval was obtained for the 2006 Equity Incentive Plan (the 2006 Plan). Under the 2006 Plan, 175 million shares of common stock were made available for issuance as equity awards to employees and non-employee directors through June 2008, of which a maximum of 80 million shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). The 2006 Plan allows for time-based, performance-based, and market-based vesting for equity incentive awards. The 2004 Equity Incentive Plan (the 2004 Plan) was terminated upon stockholder approval of the 2006 Plan. Shares previously authorized for issuance under the 2004 Plan are no longer available for future grants, although options previously granted under the 2004 Plan remain outstanding. As of September 30, 2006, 174 million shares remain available for future grant under the 2006 Plan. Intel may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once assumed, Intel does not grant additional stock under these plans.
Options granted by the company under the 2006 Plan will generally expire seven years from the grant date. Options granted to employees will generally vest annually over a four-year period from the date of grant. Options granted prior to the third quarter of 2004 under the company’s previous equity incentive plans generally expire ten years from the grant date. Under the 2006 Plan, certain grants to key officers and senior level employees generally expire ten years from the grant date and vest five years from the date of grant. Options granted to key officers and senior level employees prior to the second quarter of 2006 generally expire after ten years and have delayed vesting, generally beginning four to six years from the date of grant.
The company began issuing restricted stock units in the second quarter of 2006. Restricted stock units granted by the company generally vest annually over a four-year period from the grant date. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest. The majority of shares issued are net of the statutory withholding requirements that are paid by Intel on behalf of its employees. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. Furthermore, the liability for most of the withholding amounts to be paid by Intel will be recorded as a reduction in additional paid-in capital when the restricted stock units vest.
In May 2006, stockholder approval was obtained for the 2006 Stock Purchase Plan under which eligible employees may purchase shares of Intel’s common stock at 85% of the market price at specific, predetermined dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance beginning in the third quarter of 2006 through August 2011. The 1976 Stock Participation Plan and all remaining shares available for issuance thereunder were cancelled as of its expiration in August 2006.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Stock Market*) on the date of grant. Additionally, the stock purchase plan was deemed non-compensatory under APB 25. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related compensation, was recognized in the consolidated financial statements prior to 2006.
Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of adoption, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.
The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In Millions, Except Per Share Amounts)	2006	2005	2006	2005
Cost of sales	$103	$—	$255	$—
Research and development	107	—	368	—
Marketing, general and administrative	125	—	418	—

Share-based compensation effects in income before taxes	335	—	1,041	—
Income taxes	(87)	—	(290)	—

Net share-based compensation effects in net income	$248	$—	$751	$—

Share-based compensation effects on basic earnings per common share	$0.04	$—	$0.13	$—

Share-based compensation effects on diluted earnings per common share	$0.05	$—	$0.13	$—

Share-based compensation effects on cash flow from operations	$(8)	$—	$(114)	$—

Share-based compensation effects on cash flow from financing activities	$8	$—	$114	$—

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
In accordance with SFAS No. 123(R), the company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the third quarter and the first nine months of 2006 was insignificant.
The total share-based compensation cost capitalized as part of inventory as of September 30, 2006 was $88 million. The amount that the company would have capitalized to inventory as of December 31, 2005, if it had applied the provisions of SFAS No. 123(R) retrospectively, was $66 million. Under the provisions of SFAS No. 123(R), $66 million has been recorded as a credit to common stock and capital in excess of par value. During the third quarter of 2006, the tax benefit realized for the tax deduction from option exercises and other awards totaled $15 million ($124 million for the first nine months of 2006).
Pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2006, as if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock purchase plan, was as follows:

	Three Months	Nine Months
	Ended	Ended
(In Million, Except Per Share Amounts)	Oct. 1, 2005	Oct. 1, 2005
Net income, as reported	$1,995	$6,211
Less: total share-based employee compensation determined under the fair value method for all awards, net of tax	291	917

Pro forma net income	$1,704	$5,294

Reported basic earnings per common share	$0.33	$1.01

Pro forma basic earnings per common share	$0.28	$0.86

Reported diluted earnings per common share	$0.32	$1.00

Pro forma diluted earnings per common share	$0.28	$0.85

Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions that were used in calculating such values during the third quarter of 2006 and 2005, and the first nine months of 2006 and 2005, were based on estimates at the date of grant as follows:

	Stock Options				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005[1]	2006	2005[1]	2006	2005[1]	2006	2005[1]
Estimated values	$4.80	$6.31	$5.14	$6.02	$4.25	$5.84	$4.56	$5.78
Expected life (in years)	4.5	4.5	4.7	4.8	.5	.5	.5	.5
Risk free interest rate	5.0%	4.1%	4.9%	3.9%	5.2%	3.7%	5.0%	3.2%
Volatility	32%	23%	27%	26%	30%	22%	29%	23%
Dividend yield	2.3%	1.2%	2.0%	1.4%	2.2%	1.2%	2.1%	1.3%

[1]	Assumptions used in the calculation of fair value prior to adoption of SFAS No. 123(R).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
For all periods presented, expected volatility is based on implied volatility, as management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 due to changes in the vesting terms and contractual life of current option grants compared to the company’s historical grants.
Options outstanding that have vested and are expected to vest as of September 30, 2006 are as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and Intrinsic Value in Millions)	Shares	Exercise Price	Term	Value[1]
Vested	562.0	$28.96	4.2	$352
Expected to vest	279.5	$23.36	6.1	$131

Total	841.5	$27.10	4.8	$483

[1]	These amounts represent the difference between the exercise price and $20.57, the closing price of Intel stock on September 29, 2006 as reported on The NASDAQ Stock Market*, for all in-the-money options outstanding.
Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R). Options with a fair value of $71 million completed vesting during the third quarter of 2006 and options with a fair value of $1.4 billion completed vesting during the first nine months of 2006. As of September 30, 2006, there was $1.3 billion of unrecognized compensation costs related to stock options granted under the company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.
Additional information with respect to outstanding stock option activity is as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 31, 2005	899.9	$26.71
Grants	43.8	$19.87
Exercises	(32.4)	$10.27	$322
Cancellations and forfeitures	(34.3)	$27.58

September 30, 2006	877.0	$26.94

Options exercisable at:
December 31, 2005	469.2	$29.16
September 30, 2006	562.0	$28.96

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of Intel common stock on the date of grant, reduced by the present value of dividends expected to be paid on Intel common stock prior to vesting of the restricted stock unit. The weighted average estimated values of restricted stock unit grants, as well as the weighted average assumptions that were used in calculating the fair value during the third quarter and first nine months of 2006, were based on estimates at the date of grant as follows:

	Restricted Stock Units
	Three Months Ended	Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2006
Estimated values	$16.27	$18.58
Risk free interest rate	5.1%	4.9%
Dividend yield	2.3%	2.0%
Information with respect to restricted stock units as of September 30, 2006 is as follows:

		Weighted
	Number	Average	Aggregate
	of	Grant-Date	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Fair Value	Value[1]
Outstanding at December 31, 2005	—	$—
Granted	26.9	$18.58
Vested	—	$—	$—
Forfeited	(1.1)	$18.59

Outstanding at September 30, 2006	25.8	$18.58

[1]	Represents the value of Intel stock on the date that the restricted stock units vest.
As of September 30, 2006, there was approximately $360 million of unrecognized compensation costs related to restricted stock units granted under the company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.
The 1976 Stock Participation Plan and all remaining shares available for issuance were cancelled as of its expiration in August 2006. Employees purchased 26.0 million shares for $436 million in the first nine months of 2006 (19.6 million shares for $387 million in the first nine months of 2005) under the 1976 Stock Participation Plan. Under the 2006 Stock Purchase Plan, 240 million shares are available for issuance. The first scheduled purchase under the 2006 Stock Purchase Plan is in the first quarter of 2007.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 4: Earnings Per Share
The computation of the company’s basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In Millions, Except Per Share Amounts)	2006	2005	2006	2005
Net income	$1,301	$1,995	$3,543	$6,211

Weighted average common shares outstanding	5,769	6,062	5,808	6,139
Dilutive effect of employee equity incentive plans	12	82	26	72
Dilutive effect of convertible debt	51	—	51	—

Weighted average common shares outstanding, assuming dilution	5,832	6,144	5,885	6,211

Basic earnings per common share	$0.23	$0.33	$0.61	$1.01

Diluted earnings per common share	$0.22	$0.32	$0.60	$1.00

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units, and assumed issuance of stock under the stock purchase plan using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.
For the third quarter of 2006, 826 million of the company’s outstanding stock options (727 million for the first nine months of 2006) were excluded from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (314 million for the third quarter of 2005 and 381 million for the first nine months of 2005). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
Note 5: Common Stock Repurchase Program
During the third quarter of 2006, the company repurchased 26.6 million shares of common stock at a cost of $500 million (93.6 million shares at a cost of $2.5 billion during the third quarter of 2005). During the first nine months of 2006, the company repurchased 219.4 million shares of common stock at a cost of $4.4 billion (300.4 million shares at a cost of $7.5 billion during the first nine months of 2005). Since the repurchase program began in 1990, the company has repurchased and retired 2.8 billion shares at a cost of approximately $57 billion. As of September 30, 2006, $17.4 billion remained available to make repurchases under the existing repurchase authorization.
Note 6: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	Sept. 30,	Dec. 31,
(In Millions)	2006	2005
Debt instruments	$677	$1,095
Equity securities offsetting deferred compensation	419	363

Total	$1,096	$1,458

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 7: Non-Marketable Equity Securities
During the third quarter of 2006, Intel paid $600 million in cash for an investment in Clearwire Corporation. Clearwire is a provider of wireless high-speed internet access and internet phone service. This investment is part of Intel’s strategy to support the development and deployment of WiMAX networks. Clearwire is a variable interest entity as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46). Intel’s maximum exposure to loss as a result of its investment in Clearwire is approximately $620 million as of September 30, 2006, which represents Intel’s total investment in Clearwire, and includes our previous investment of approximately $20 million. Intel’s investment in Clearwire is classified in other long-term assets on the balance sheet. The company has determined that Intel is not the primary beneficiary of Clearwire. Intel accounts for its investment in Clearwire, which represents an ownership interest of approximately 25%, using the equity method of accounting and its proportionate share of income or loss will be recorded on a one quarter lag within interest and other, net on the income statement. As such, during the third quarter of 2006, there was no equity income or loss recognized by Intel related to Clearwire.
Note 8: Inventories
Inventory cost is computed on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). The valuation of inventory requires the company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires the company to estimate the future demand for its products. During the second quarter of 2006, the company completed a demand forecast accuracy analysis. As a result, the demand horizon now includes additional weeks of the demand forecast period for certain products compared to prior periods, and continues to include a review of product specific facts and circumstances. This change did not have a significant impact on the 2006 second quarter gross margin. Inventories at the end of each period were as follows:

	Sept. 30,	Dec. 31,
(In Millions)	2006	2005
Raw materials	$535	$409
Work in process	2,265	1,662
Finished goods	1,677	1,055

Total	$4,477	$3,126

Note 9: Gains (Losses) on Equity Securities, Net
Net gains on investments in equity securities and certain equity derivatives were $168 million for the third quarter of 2006 and $207 million for the first nine months of 2006. The net gains in the third quarter of 2006 included a gain of $103 million from the sale of a portion of the company’s investment in Micron Technology, Inc., which was sold for $275 million. Other net gains on equity securities and certain equity derivatives were $79 million during the third quarter of 2006 and $151 million during the first nine months of 2006. The company also recognized impairments on equity investments of $14 million for the third quarter of 2006 and $47 million for the first nine months of 2006. Net losses on investments in equity securities and certain equity derivatives were $2 million for the third quarter of 2005 and $20 million for the first nine months of 2005. The net loss included impairments of $20 million for the third quarter of 2005 and $168 million for the first nine months of 2005. Impairments of equity securities in the first nine months of 2005 primarily related to a $105 million impairment charge on the company’s investment in Micron to reflect the difference between the cost basis of the investment and the price of Micron’s stock at the end of the second quarter of 2005. Impairments were partially offset by other net gains on equity securities and certain equity derivatives of $18 million for the third quarter of 2005 and $148 million for the first nine months of 2005.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 10: Interest and Other, Net
Interest and other, net included:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In Millions)	2006	2005	2006	2005
Interest income	$147	$145	$467	$399
Interest expense	(6)	(6)	(20)	(13)
Other, net	131	6	123	1

Total	$272	$145	$570	$387

During the third quarter of 2006, the company realized gains of $129 million for the sale of two completed divestitures, included within “other, net,” in the table above. See “Note 13: Divestitures,” for further information.
Note 11: Restructuring
Intel is undertaking a restructuring plan designed to improve operational efficiency and results. In the third quarter of 2006, management approved several actions related to this plan that were recommended by the company’s structure and efficiency taskforce. A portion of these activities involve future cost savings or other actions which do not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. The efficiency program includes headcount targets for various groups within the company, and we expect these targets to be met through ongoing employee attrition, business divestitures, and employee terminations as detailed below.
During the third quarter of 2006, Intel incurred restructuring charges related to employee severance and benefit arrangements for approximately 1,600 employees. There were no facility-related or other exit charges recorded in the third quarter. The following table summarizes the employee severance and benefit related restructuring activity for the third quarter:

Employee Severance
(In Millions)	and Benefit
Accrued restructuring balance as of July 1, 2006	$—
Additional accruals	98
Adjustments	—
Cash payments	(65)
Non-cash settlements	—

Accrued restructuring balance as of September 30, 2006	$33

The charges above have been reflected separately as restructuring in the consolidated condensed statements of income. All amounts have been recorded within the “all other” operating segment. The largest portion of these employee terminations occurred within manufacturing. The remaining accrual as of September 30, 2006 relates to severance benefits which will be paid within the next 12 months. As such, the restructuring accrual is recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheet.
Intel expects to record additional employee severance and benefit charges of approximately $125 million in the fourth quarter of 2006 and $130 million in 2007. The number of employees that will be terminated in conjunction with these future charges is expected to total approximately 6,900, which does not include terminations related to future attrition and impacts of future divestitures. The majority of these future charges will be recorded within the next 12 months when the accrual criteria have been met. In addition, we may incur charges in the future under this restructuring for facility-related or other exit activities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Finally, in conjunction with the efficiency program, Intel completed the divestiture of two business units in the third quarter, and the divestiture of a third business unit is currently pending. See “Note 13: Divestitures” for further details.
Note 12: Borrowings
In December 2005, the company issued $1.6 billion of 2.95% junior subordinated convertible debentures (the debentures) due 2035. The debentures are initially convertible, subject to certain conditions, into shares of the company’s common stock at a conversion rate of 31.7162 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $31.53 per share of common stock. Holders may surrender the debentures for conversion at any time. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debentures, but will not be adjusted for accrued interest. In addition, the conversion rate will increase for a holder who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel as described in the indenture governing the debentures. The debentures, which pay a fixed rate of interest semiannually, have a contingent interest component that will require the company to pay interest based on certain thresholds and for certain events commencing on December 15, 2010, as outlined in the indenture. The maximum amount of contingent interest that will accrue is 0.40% per year and the fair value of the related embedded derivative was not significant at September 30, 2006 and December 31, 2005.
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
The company has Euro borrowings, which were made in connection with the financing of manufacturing facilities and equipment in Ireland. The company has invested the proceeds in Euro-denominated loan participation notes of similar maturity to reduce currency and interest rate exposures. During the first nine months of 2006, the company retired approximately $70 million of the Euro borrowings ($230 million for the first nine months of 2005) prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes. Subsequent to the third quarter of 2006, the company retired approximately $230 million of Euro borrowings.
Note 13: Divestitures
During the third quarter of 2006, the company completed two divestitures and a third divestiture is currently pending.
In September 2006, the company completed the divestiture of its media and signaling business that was included in the Digital Enterprise Group operating segment. The company received $75 million in cash consideration. Intel also entered into a transition service agreement whereby Intel will provide operational support and manufacturing to the acquiring company for a limited time. Approximately 375 employees of Intel’s media and signaling business are expected to become employees of the acquiring company during the term of the transition service agreement. As a result of this divestiture, the company recorded a reduction of goodwill for $4 million. Additionally, a net gain of $52 million was recorded within interest and other, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
In September 2006, the company completed the divestiture of certain of the product lines and associated assets of its optical networking components business that was included in the Digital Enterprise Group operating segment. Consideration for the divestiture was approximately $115 million, including $86 million in cash, and shares of the acquiring company with an estimated value of $29 million. Intel entered into an agreement whereby Intel will provide certain manufacturing and transition services to the acquiring company for a limited time. Approximately 55 employees of Intel’s optical networking components business are expected to become employees of the acquiring company during the term of the transition service agreement. As a result of this divestiture, the company recorded a reduction of goodwill for $6 million. Additionally, a net gain of $77 million was recorded within interest and other, net.
In June 2006, Marvell Technology Group, Ltd. agreed to buy certain assets of the communications and application processor business of Intel for a cash purchase price of $600 million, plus the assumption of certain liabilities. Intel presently expects this transaction to close in the fourth quarter of 2006, subject to customary closing conditions. The results of the communications and application processor business are included in the Mobility Group operating segment. Intel and Marvell entered into an agreement whereby Intel will provide certain manufacturing and transition services to Marvell for a limited time. The communications and application processor business includes approximately 1,400 employees involved in a variety of functions, including engineering, product testing/validation, operations, and marketing. It is expected the majority of these employees will become employees of Marvell at closing. As a result of this agreement, certain assets and liabilities of this business were classified as held for sale as of July 1, 2006 and are included within other current assets and other accrued liabilities, respectively, on the balance sheet. The amount of assets and liabilities recorded as held for sale is not significant.
Note 14: Goodwill
Goodwill by operating segment was as follows:

	Digital
	Enterprise	Mobility
(In Millions)	Group	Group	All Other	Total
December 31, 2005	$3,400	$250	$223	$3,873
Divestitures	(10)	—	—	(10)
Other	—	(2)	—	(2)

September 30, 2006	$3,390	$248	$223	$3,861

Note 15: Identified Intangible Assets
Identified intangible assets are classified within other long-term assets on the balance sheet and consisted of the following as of September 30, 2006:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,103	$(391)	$712
Acquisition-related developed technology	90	(87)	3
Other intangible assets	349	(56)	293

Total identified intangible assets	$1,542	$(534)	$1,008

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Identified intangible assets as of December 31, 2005 consisted of the following:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$976	$(382)	$594
Acquisition-related developed technology	300	(275)	25
Other intangible assets	112	(77)	35

Total identified intangible assets	$1,388	$(734)	$654

During the first nine months of 2006, the company acquired intellectual property assets for $253 million with a weighted average life of 5 years. During the first nine months of 2006, there were $300 million in additions to other intangible assets with a weighted average life of 4 years.
All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $43 million for the third quarter of 2006 and $135 million for first nine months of 2006 ($30 million for the third quarter of 2005 and $89 million for the first nine months of 2005). The amortization of an intellectual property assets is generally included in either cost of sales or research and development on the income statement. Amortization of acquisition-related developed technology was $2 million for the third quarter of 2006 and $19 million for the first nine months of 2006 ($20 million for the third quarter of 2005 and $73 million for the first nine months of 2005) and is included in amortization of acquisition-related intangibles and costs on the income statement. Amortization of other intangible assets was $18 million for the third quarter of 2006 and $42 million for the first nine months of 2006 ($9 million for the third quarter of 2005 and $25 million for the first nine months of 2005). The amortization of other intangible assets is recorded as either amortization of acquisition-related intangibles and costs or as a reduction of revenue on the income statement.
Based on identified intangible assets recorded at September 30, 2006, and assuming no subsequent impairment of the underlying assets, the amortization expense for each period is expected to be as follows:

(In Millions)	2006[1]	2007	2008	2009	2010
Intellectual property assets	$43	$150	$140	$113	$101
Acquisition-related developed technology	$1	$1	$1	$—	$—
Other intangible assets	$16	$80	$86	$111	$—

[1]	Reflects the remaining three months of fiscal 2006.
Note 16: Comprehensive Income
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In Millions)	2006	2005	2006	2005
Net income	$1,301	$1,995	$3,543	$6,211
Change in net unrealized holding gain on available-for-sale investments	(23)	92	9	59
Change in net unrealized holding gain on derivatives	1	(2)	33	(65)
Change in minimum pension liability	(1)	—	(1)	—

Total comprehensive income	$1,278	$2,085	$3,584	$6,205

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
The components of accumulated other comprehensive income, net of tax, were as follows:

	Sept. 30,	Dec. 31,
(In Millions)	2006	2005
Accumulated net unrealized holding gain on available-for-sale investments	$109	$100
Accumulated net unrealized holding gain on derivatives	70	37
Accumulated minimum pension liability	(11)	(10)

Total accumulated other comprehensive income	$168	$127

During the third quarter of 2006, a portion of the company’s investment in Micron was sold, which reduced the net unrealized holding gain on available for sale investments by $65 million (realized gain of $103 million, and related $38 million tax effect). This was more than offset by other unrealized holding gains on available for sale investments.
Note 17: Venture
During January 2006, Micron and Intel formed IM Flash Technologies, LLC (IMFT), a company that manufactures NAND flash memory products for Micron and Intel. Initial production from IMFT began in early 2006.
As part of the initial capital contribution to IMFT, Intel paid $500 million in cash, issued $581 million in non-interest-bearing notes, and owed an additional $115 million in cash in exchange for a 49% interest. During the first nine months of 2006, Intel paid the entire balance of $581 million towards the non-interest-bearing notes, which has been reflected as a financing activity on the statement of cash flows. The remaining $115 million owed in cash, which we expect will be paid in full during the fourth quarter of 2006, is included in other accrued liabilities on the balance sheet and has been reflected as a non-cash item on the statement of cash flows. In exchange for a 51% interest, Micron contributed assets valued at $995 million, and $250 million in cash. Intel is currently committed to purchase 49% of IMFT’s production output and production-related services. During the first nine months of 2006, the purchased products and services from IMFT were $185 million and the related payable as of September 30, 2006 was not significant.
IMFT is governed by a Board of Managers, with Intel and Micron initially appointing an equal number of managers to the Board of Managers. The number of managers appointed by each party adjusts depending upon the parties’ ownership interests in IMFT. IMFT will operate until 2015, but is subject to prior termination under certain terms and conditions.
Subject to certain conditions, Intel and Micron each agreed to contribute an additional $1.4 billion over three years, and in October 2006, Intel made an additional capital contribution to IMFT of $128 million. Subject to the approval of Intel and Micron, additional capital contributions to IMFT for new fabrication facilities may be required to be made by Micron and Intel.
IMFT is a variable interest entity as defined by FIN 46, because all positive and negative variances in IMFT’s cost structure are passed on to Intel and Micron through their purchase agreement with IMFT. Micron and Intel are considered related parties under the provisions of FIN 46, and Intel has determined that Intel is not the primary beneficiary of IMFT. Intel accounts for its interest in IMFT using the equity method of accounting. Intel’s proportionate share of income or losses from its investment in IMFT is recorded in interest and other, net. Intel’s maximum exposure to loss as a result of its involvement with IMFT is $1.2 billion as of September 30, 2006, which represents Intel’s investment. Intel’s investment in IMFT is classified in other long-term assets on the balance sheet.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Concurrent with the formation of IMFT, Intel paid Micron $270 million for product designs developed by Micron as well as certain other intellectual property. Intel owns the rights with respect to all product designs and licensed the designs to Micron. Micron paid Intel $40 million to license these initial product designs and will pay additional royalties on new product designs. Intel recorded its net investment in this technology of $230 million as an identified intangible asset. The identified intangible asset will be amortized into cost of sales over its expected five-year life. Costs incurred by Intel and Micron for product and process development related to IMFT are generally split evenly between Intel and Micron and are classified as research and development on the income statement.
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
Note 18: Contingencies
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
Although the final resolution of the adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows, or overall trends in results of operations. There is the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.
Legal Proceedings
Intel currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

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
Beginning in May 2005, Intel and AmberWave Systems Corp. filed a series of lawsuits against each other that are now pending in the United States District Court for the District of Delaware. AmberWave claims that certain Intel semiconductor manufacturing processes infringe six AmberWave patents related to semiconductor fabrication. AmberWave seeks damages, treble damages for willful infringement, an injunction, and attorneys’ fees. Intel disputes AmberWave’s allegations of infringement and intends to defend the lawsuits vigorously.
In October 2006, Transmeta Corporation filed a lawsuit in the United States District Court for the District of Delaware. Transmeta alleges that Intel’s P6, Pentium 4, Pentium® M, CoreTM and Core 2 processors infringe ten Transmeta patents alleged to cover computer architecture and power efficiency technologies. Transmeta seeks damages, treble damages, an injunction and attorneys’ fees. Intel disputes Transmeta’s allegations of infringement and intends to defend the lawsuits vigorously.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Note 19: Operating Segment Information
The company’s operating segments currently include the Digital Enterprise Group, the Mobility Group, the Flash Memory Group, the Digital Home Group, the Digital Health Group, and the Channel Platforms Group. The prior period amounts have been adjusted retrospectively to reflect reorganizations.
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
The Digital Enterprise Group operating segment’s products include microprocessors and related chipsets and motherboards designed for the desktop (including consumer desktop) and enterprise computing market segments, communications infrastructure components such as network processors and embedded microprocessors, wired connectivity devices, and products for network and server storage. The Mobility Group operating segment’s products include microprocessors and related chipsets designed for the notebook computing market segment, wireless connectivity products, and application and cellular baseband processors used in handheld devices. In the second quarter of 2006, the company entered into an agreement to sell certain assets of the business line that includes application and cellular baseband processors used in handheld devices, see “Note 13: Divestitures.” The Flash Memory Group operating segment includes NOR flash memory products designed for cellular phones and embedded form factors, and NAND flash memory products manufactured by IMFT that are designed for digital audio players and memory cards. Revenue for the “all other” category primarily relates to microprocessors and related chipsets sold by the Digital Home Group.
In addition to these operating segments, the company has sales and marketing, manufacturing, finance, and administration groups. Expenses of these groups are generally allocated to the operating segments and are included in the operating results reported below. In addition to the operating results for the Digital Home Group, Digital Health Group, and Channel Platforms Group operating segments, the “all other” category includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments. “All other” also includes the results of operations of seed businesses that support the company’s initiatives. Additionally, “all other” includes acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill, and charges for purchased in-process research and development. Intel does not allocate share-based compensation charges or restructuring charges to the operating segments; as such, these charges are included in “all other.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (continued)
Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In Millions)	2006	2005	2006	2005
Net revenue
Digital Enterprise Group
Microprocessor revenue	$3,521	$4,936	$10,751	$14,483
Chipset, motherboard and other revenue	1,425	1,434	3,963	4,249

	4,946	6,370	14,714	18,732
Mobility Group
Microprocessor revenue	2,239	2,331	6,544	6,304
Chipset, motherboard and other revenue	809	639	2,172	1,722

	3,048	2,970	8,716	8,026
Flash Memory Group	507	573	1,587	1,678
All other	238	47	671	189

Total net revenue	$8,739	$9,960	$25,688	$28,625

Operating income (loss)
Digital Enterprise Group	$858	$2,164	$3,165	$6,574
Mobility Group	1,260	1,431	3,362	3,784
Flash Memory Group	(116)	(30)	(369)	(142)
All other	(628)	(465)	(1,994)	(1,435)

Total operating income	$1,374	$3,100	$4,164	$8,781

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion on our use of Non-GAAP Financial Measures. We then discuss Intel’s overall strategy and the strategy for our major operating segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. The Strategy section is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations, beginning with an “Overview.” Following the analysis of our results, we provide an analysis of changes in our balance sheet and cash flows, and discuss our financial condition in the section entitled “Liquidity and Capital Resources.” We then conclude this MD&A with our Business Outlook section, discussing our outlook for the fourth quarter and for 2006.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (also see Item 1A “Risk Factors” in Part II of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of November 1, 2006.
Non-GAAP Financial Measures
In addition to disclosing financial results calculated in accordance with United States (U.S.) generally accepted accounting principles (GAAP), this MD&A contains non-GAAP financial measures that exclude the effects of share-based compensation and the requirements of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). The non-GAAP financial measures used by management and disclosed by the company exclude the income statement effects of all forms of share-based compensation and the effects of SFAS No. 123(R) upon the number of diluted common shares used in calculating non-GAAP diluted earnings per share. The non-GAAP financial measures disclosed by the company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. The company has provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures. The company applied the modified prospective method of adoption of SFAS No. 123(R), under which the effects of SFAS No. 123(R) are reflected in the company’s GAAP financial statement presentations for and after the first quarter 2006, but are not reflected in results for prior periods.
In managing the company’s business on a consolidated basis, consistent with how we managed our business prior to the adoption of SFAS No. 123(R), management develops an annual budget that includes all components of the income statement, exclusive of share-based compensation. Gross margin, expenses (research and development and marketing, general and administrative), operating income, income taxes, net income and diluted earnings per share (EPS) are the primary consolidated financial measures management uses for planning and forecasting future periods that are affected by share-based compensation. The company’s budget and planning process commences with a segment-level evaluation which excludes share-based compensation, and culminates with the preparation of a consolidated annual and/or quarterly budget that includes these non-GAAP financial measures. This budget, once finalized and approved, serves as the basis for the allocation of resources and management of operations. The number of full-time equivalent employees working in manufacturing, research and development and marketing, general and administrative related roles is determined through the budgeting process exclusive of share-based compensation. Segment managers are not held accountable for share-based compensation charges and therefore the budget and planning process, which involves headcount planning, excludes the effects of share-based compensation. In addition, our tax strategies are determined on a consolidated basis exclusive of the expenses and related tax benefit relating to share-based compensation. The accounting expense impact of share-based compensation is not discussed nor considered when assessing and determining the appropriate level of budgeted expenses for gross margin, research and development, and marketing, general and administrative expenses. Accordingly, such

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
amounts are also excluded from the budgeted operating income, net income, and earnings per share. GAAP-basis financial statements which include the effects of share-based compensation are only reviewed and analyzed for purposes of external reporting where GAAP-basis financial statements are necessary.
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
In addition to using the budget process for planning and resource allocation, on a quarterly basis we analyze the performance of our business on a consolidated basis by comparing our gross margin, expenses (research and development and marketing, general and administrative), operating income, net income, and diluted earnings per share, each excluding share-based compensation, to the prior period and forecasted amounts developed during the budget and planning process, also excluding share-based compensation. We use these quarterly assessments to evaluate the performance of the business against prior periods and budget and to develop our business outlook which we communicate to investors.
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
Operating income and net income, both on a per-share basis, are calculated excluding share-based compensation for purposes of evaluating profit-dependent cash incentive compensation paid to employees, including senior management. For example, for 2006, the executive compensation cash incentive plan formula measures EPS as the greater of (a) Intel’s operating income or (b) Intel’s net income (in both cases excluding the effect of share-based compensation), divided by Intel’s weighted average diluted common shares outstanding, excluding the effects of share-based compensation. The calculation of diluted common shares outstanding, excluding the effects of share-based compensation, excludes the proceeds from the remaining unamortized share-based compensation, and adjusts the proceeds from tax benefits by excluding the effects of share-based compensation. The calculation of diluted common shares outstanding, excluding the effects of share-based compensation, is similar to the calculation of diluted common shares outstanding, as reported, prior to the adoption of SFAS No. 123(R). Accordingly, when budgeting for the company’s profit-dependent cash incentives, the company applies the formula above to calculate earnings per share excluding share-based compensation so as to be able to factor the appropriate amount of profit dependent cash incentive into the budget.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The company discloses this non-GAAP information to the public to enable investors to more easily assess the company’s performance on the same basis applied by management and to ease comparison on both a GAAP and non-GAAP basis to our prior period results. In particular, as the company begins to apply SFAS No. 123(R), the company believes that it is useful to investors to understand how the expenses and other adjustments associated with the application of SFAS No. 123(R) are being reflected on the company’s income statements. Management believes gross margin, excluding share-based compensation, research and development, excluding share-based compensation, and marketing, general, and administrative expense, excluding share-based compensation, are useful information for investors because the GAAP measure when compared in isolation with 2005 would indicate a level of increase in those expenses inconsistent with actual performance. We believe that the non-GAAP measures serve to provide a baseline for investors in this first year of adoption to compare actual results for the current year, excluding share-based compensation, to the prior year GAAP amounts, which exclude share-based compensation. We believe this comparison also is useful to allow investors to more easily evaluate our results from a period-to-period comparability perspective.
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
The basis for the company’s decision to use these non-GAAP measures excluding share-based compensation is that management has determined in this first year of adoption of SFAS No. 123(R) to continue to evaluate the business on the same basis as prior to the adoption of SFAS No. 123(R) until there is greater familiarity with its effects and until the second year after adoption of SFAS No. 123(R), when financial information is prepared and presented on a consistent basis with the prior year. Share-based compensation represents: 1.2 points of gross margin, $107 million of research and development expenses, $125 million of marketing, general and administrative expenses, $335 million reduction in total operating income, $248 million reduction in total net income, and a $0.05 reduction in diluted earnings per share for the quarter ended September 30, 2006, compared to zero for all such measures in the quarter ended October 1, 2005. Share-based compensation represents: 1.0 points of gross margin, $368 million of research and development expenses, $418 million of marketing, general and administrative expenses, $1.0 billion reduction in total operating income, $751 million reduction in total net income, and a $0.13 reduction in diluted earnings per share for the nine months ended September 30, 2006, compared to zero for all such measures for the nine months ended October 1, 2005.
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
Although these non-GAAP financial measures adjust cost, expenses, and diluted share items to exclude the accounting treatment of share-based compensation, they should not be viewed as a pro forma presentation reflecting the elimination of the underlying share-based compensation programs. Thus, our non-GAAP presentations are not intended to present, and should not be used, as a basis for assessing what our operating results might be if we were to eliminate our share-based compensation programs. Our equity incentive plans are an important element of the company’s compensation structure and GAAP indicates that all forms of share-based payments should be valued and included as appropriate in results of operations.
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
Our strategy focuses on taking customer needs into account in developing the next generation of products and platforms that will enable new form factors and new usage models for businesses and consumers. We believe that end users, original equipment manufacturers (OEMs), third-party vendors, and service providers of computing and communications systems and devices want products based on platform solutions. We define a platform as a collection of technologies that are designed to work together to provide a better end-user solution than if the ingredients were used separately. Our platforms consist of various products based on: standards and initiatives; hardware and software that may include technologies such as Hyper-Threading Technology (HT Technology), Intel® Virtualization Technology (Intel® VT), and Intel® Active Management Technology (Intel® AMT); and services. In developing our platforms, we may include ingredients sold by other companies. The success of our strategy to offer platform solutions is dependent on our ability to select and incorporate ingredients that customers value, and to market the platforms effectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We also believe that users of computing and communications systems and devices want improved overall performance and/or improved performance per watt. Improved overall performance can include faster processing performance and/or other improved capabilities such as multithreading and/or multitasking, and improved connectivity, security, manageability, utilization, reliability, ease of use, and interoperability among devices. Improved performance per watt involves balancing the addition of these types of improved performance factors with the power consumption of the platform. Lower power consumption may reduce system heat output, provide power savings, and reduce the total cost of ownership for the end user. It is our goal to incorporate these improvements in our various products and platforms to meet end-user demands. In line with these efforts, we are focusing our efforts on multi-core microprocessors. Multi-core microprocessors contain two or more processor cores, rather than just one processor core, which enable improved multitasking with improved performance per watt. In line with our efforts to improve overall performance, we will continue to invest in developing next-generation microarchitectures for microprocessors. The recent development of our new Intel® CoreTM microarchitecture has enabled us to offer a three-tiered brand strategy of “good, better, and best” to address the various market price points.
We make equity investments in companies around the world to further our strategic objectives and support our key business initiatives, including investments through our Intel Capital program. We generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry, or worldwide Internet deployment. We invest in companies that develop software, hardware, or services supporting our technologies. Our current investment focus areas include helping to enable mobile wireless devices, advance the digital home, enhance the digital enterprise, advance high-performance communications infrastructures, and develop the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.
We plan to continue to cultivate new businesses and work with the computing, communications, and consumer electronics industries through standards bodies, trade associations, OEMs, original design manufacturers, and independent software and operating system vendors, to encourage the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to expand the infrastructure for wireless connectivity, including wireless broadband. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our platform solutions. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer.
Digital Enterprise Group
The Digital Enterprise Group (DEG) designs and delivers computing and communications platforms for businesses, service providers, and consumers. DEG products are incorporated into desktop computers, the infrastructure for the Internet, and enterprise computing servers. DEG platforms for businesses are designed to increase employee productivity and reduce total cost of ownership. We develop these platforms based on our processors, chipsets, board-level products, wired connectivity products, and products for network and server storage. The processors offered by DEG are designed for various market segments, and include microprocessors that are optimized for use in the desktop and server computing market segments, and products designed for the communications infrastructure, including network processors, storage processors, and embedded microprocessors. Consumer desktop platforms that are designed and marketed specifically for the digital home are offered by the Digital Home Group.
Our strategy for the desktop computing market segment is to introduce platforms with improved performance per watt, tailored to the needs of different market segments. For high-end desktop platforms we offer the Intel® CoreTM2 Duo processor, the Intel® Pentium® D processor, and the Intel Pentium 4 processor supporting HT Technology. For lower-price-point desktop platforms, we offer the Intel® Celeron® D processor and the Intel Celeron processor, which are designed to meet the core computing needs and affordability requirements of value-conscious PC users. We also offer chipsets designed and optimized for use in desktop platforms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our strategy for the enterprise computing market segment is to provide competitive price for performance in platforms that increase end-user value in the areas of power management, utilization, manageability, and reliability for entry-level to high-end servers and workstations. Our Intel® Xeon® processor family of products supports a range of entry-level to high-end technical and commercial computing applications. These products have been enhanced with Intel® 64 architecture, our 64-bit extension technology. Our Intel® Itanium® processor family, which is based on Intel’s 64-bit architecture and includes the Intel® Itanium® 2 processor, generally supports an even higher level of reliability and computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. We also offer chipsets and network controllers designed and optimized for use in both server and workstation platforms.
For the communications infrastructure, we deliver products that are basic building blocks for modular communications platforms. These products include advanced programmable network processors, based on Intel XScale® technology, used to manage and direct data moving across the Internet and corporate networks. The agreement to sell certain assets of the communications and application processor business and license rights to Intel XScale technology, does not impact the communication infrastructure product offerings within DEG. See “Note 13: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. We also offer embedded microprocessors that can be used for modular communications platform applications as well as for industrial equipment and point-of-sale systems.
In August 2006, we launched the Dual-Core Intel® Xeon® processor 7100 series, previously codenamed “Tulsa.” The 7100 series is designed for high-end multi-processor (MP) servers and is manufactured using our 65-nanometer process technology. The new processors run at speeds of up to 3.4 GHz, feature up to 16 MB of L3 cache, and support either a 667- or 800-MHz bus. The 7100 series is available in a lower-power, 95-watt version designed to reduce energy costs.
In September 2006, we introduced Intel® vPro™ technology-based platforms for business desktop PCs. Intel vPro technology-based platforms are designed to provide increased security and manageability, energy-efficient performance, and lower cost of ownership. Platforms based on Intel vPro technology include the Intel Core 2 Duo processor, the Intel® Q965 Express chipset, and the Intel® 82566DM Gigabit Network Connection. Intel vPro technology also features Intel VT and Intel AMT.
Mobility Group
The Mobility Group designs and delivers platforms for notebook PCs and handheld devices. The Mobility Group’s products include microprocessors and related chipsets designed for the notebook market segment, wireless connectivity products, and application and cellular baseband processors used in handheld devices. In the second quarter of 2006 we announced an agreement to sell certain assets of the communications and application processor business line for a purchase price of $600 million plus the assumption of certain liabilities, to Marvell Technology Group, Ltd. We presently expect this transaction to close in the fourth quarter of 2006, subject to customary closing conditions. Intel and Marvell entered into an agreement whereby Intel will provide certain manufacturing and transition services to Marvell for a limited time. See “Note 13: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our strategy for notebook PCs is to deliver platforms with optimized performance, battery life, form factor, and wireless connectivity. For high-end mobility platforms, we offer the Intel Core 2 Duo, the Intel® CoreTM Duo, the Intel® CoreTM Solo, and the Intel® Pentium® M processors. For lower-price-point mobile platforms, we offer the Intel® Celeron® M and the Mobile Intel Celeron processors. We also offer Intel® Express Chipsets, with and without integrated graphics capability, which are designed for the notebook market segment. Additionally, we offer wireless connectivity solutions based on the Institute of Electrical and Electronics Engineers (“IEEE”) 802.11 industry standard as well the IEEE 802.16 industry standard, commonly known as WiMAX. The primary platforms offered by the Mobility Group are the Intel® Centrino® Duo mobile technology platform and the Intel Centrino mobile technology platform. Intel Centrino mobile technology consists of a mobile processor and a mobile chipset as well as a wireless network connection that together are designed and optimized specifically for improved performance, battery life, form factor, and wireless connectivity. Intel Centrino Duo mobile technology platform, launched in January 2006 expands on the capabilities of Intel Centrino, by increasing multitasking performance, and includes power-saving features to further improve battery life, and includes a more flexible network connection.
We currently offer application and cellular baseband processors utilizing Intel XScale technology. Intel XScale technology provides processing and multimedia graphics capability for handheld devices. We currently offer application processors sold as discrete chips or in stacked packaging solutions (stacking an application processor with memory).
In August 2006, we introduced a new version of the Intel Centrino Duo mobile technology platform, based on the new Intel Core 2 Duo mobile processors, the Mobile Intel® 945 Express Chipset, and an Intel® PRO/Wireless Network Connection. The Intel Core 2 Duo mobile processors are manufactured using our 65-nanometer process technology.
In October 2006, we introduced the Intel® WiMAX Connection 2250, the first dual-mode baseband chip, designed for building cost-effective WiMAX modems. The Intel® WiMAX Connection 2250 supports both mobile and fixed networks.
Flash Memory Group
The strategy for the Flash Memory Group is to provide advanced flash memory products for cellular phones, digital audio players, memory cards, and embedded form factors. We offer a broad range of memory densities, leading-edge packaging technology, and high-performance functionality. In support of our strategy, we offer NOR flash memory products such as Intel StrataFlash® wireless memory, for advanced mobile phone designs. In addition to product offerings for cellular customers, we offer NOR flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes various applications, including set-top boxes, networking products, and other devices including DVD players and DSL and cable modems. With the formation of IM Flash Technologies, LLC (IMFT), a NAND flash memory manufacturing company, with Micron Technology, Inc. in January 2006, we have been selling products manufactured by IMFT that are currently being used in digital audio players and memory cards.
We offer a variety of stacked memory products, including products based on our NOR flash, as well as our NOR flash plus SRAM and/or NAND flash, which we currently purchase from third-party vendors. Stacking of memory products refers to packaging several memory chips together.
In the second quarter of 2006, we announced changes to the organizational structure within the Flash Memory Group operating segment, designed to consolidate NOR manufacturing, research and development and product support into the Flash Memory Group. These organizational changes were designed to give the Flash Memory Group more flexibility by giving it greater control over its own cost structure and allowing for better management of product development and manufacturing. These changes do not change the revenue or costs attributed to the Flash Memory Group operating segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In August 2006, we introduced NOR flash memory products designed for the emerging low-cost cell phone market. These products feature cost-efficient NOR flash memory in densities ranging from 32Mb to 256Mb and optional RAM in a multi-chip package. They are configured to work with low-cost, single-chip baseband and radio frequency solutions from leading chipset suppliers.
In September 2006, we began shipping Intel® Serial Flash Memory (S33) products designed for the NOR embedded market segment. These offerings include densities ranging from 16 MB to 64 MB. Intel serial flash memory offers smaller packages compared to traditional NOR flash memory.
Digital Home Group
The strategy for the Digital Home Group is to design and deliver consumer products and platforms for PCs, digital TVs, and networked media devices that meet the demands of consumers for enjoyment of digital media and other content through a variety of connected digital devices within the home. We are focusing on the design of components for digital home living-room entertainment applications and PCs for the digital home. We offer Intel® ViivTM technology-based platforms for use in the digital home. Platforms based on Intel Viiv technology include one of the following processors: Intel Core 2 Duo, Intel® CoreTM2 Extreme, Intel Core Duo, Intel Pentium D, or Pentium® Processor Extreme Edition; as well as a chipset; a network connectivity device; and enabling software—all optimized to work together in the digital home environment. Certain Intel Viiv technology-based systems that include a mobile Intel Core 2 Duo processor are included within the Mobility Group. In addition, we offer products for display processing, demodulation and tuner applications as well as processors and chipsets for embedded consumer electronics designs such as digital televisions, digital video recorders, and set-top boxes.
Digital Health Group
The strategy for the Digital Health Group is to target global business opportunities in healthcare research, diagnostics and productivity, as well as personal healthcare. In support of this strategy, the Digital Health Group is focusing on healthcare information technologies, personal health products, and biomedical products.
Channel Platforms Group
The strategy for the Channel Platforms Group is to expand Intel’s worldwide presence and success in global markets by growing both the broad channel as well as local OEMs. The Channel Platforms Group tailors mainstream platforms to meet local market requirements, and develops and enables unique platform solutions for the needs of specific developing nations.
Critical Accounting Estimates
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; assessment of recoverability of long-lived assets, which primarily impacts gross margin when we impair manufacturing assets or accelerate their depreciation; valuation of inventory, which impacts gross margin; and valuation and recognition of share-based compensation, which impacts gross margin, research and development expenses, and marketing, general and administrative expenses. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as policies for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Non-Marketable Equity Securities. We typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At September 30, 2006, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $2.6 billion ($561 million at December 31, 2005) and includes our investments in IMFT and Clearwire Corporation.
Investments in non-marketable equity securities are inherently risky, and a number of these companies are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other key business success factors. In addition, depending on their future prospects and market conditions, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired.
We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios and the rate at which the investee is using its cash, and (e) the investee’s receipt of additional funding at a lower valuation. To assess indicators of impairment related to our investment in IMFT we generally apply the above indicators to our NAND business versus only the investee. In particular, we evaluate the average selling prices of our NAND products.
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its estimated fair value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. With respect to our investment in IMFT, if indicators of impairment exist, we would determine the fair value of our NAND business using the income method which is based on a discounted future cash flow approach that uses assumptions we believe marketplace participants would use in evaluating estimated future cash flows. Our estimates are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. Impairments of investments in our portfolio of non-marketable equity securities were $14 million in the third quarter of 2006 and $47 million in the first nine months of 2006 ($20 million in the third quarter of 2005 and $63 million in the first nine months of 2005). Over the past twelve quarters, impairments of investments in our portfolio of non-marketable equity securities have ranged between $10 million and $41 million per quarter.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not probable.

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
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes–an interpretation of SFAS No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective beginning in the first quarter of 2007. We are currently evaluating the impact FIN 48 will have on our consolidated financial statements. See “Note 2: Recent Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
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
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new shorter useful lives. Impairments and accelerated depreciation of long-lived assets were less than $20 million during the third quarter of 2006 and the first nine months of 2006, and for the same periods during 2005. Over the past twelve quarters, impairments and accelerated depreciation of long-lived assets have ranged between $1 million and $42 million per quarter.
Inventory. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. During the second quarter of 2006, we completed a demand forecast accuracy analysis. As a result, the demand horizon now includes additional weeks of the demand forecast period for certain products, compared to the prior period, and continues to include a review of product specific facts and circumstances. This change did not have a significant impact on gross margin in the second quarter of 2006. The demand forecast is also a direct input in the development of our short-term manufacturing plans, to help enable consistency between inventory valuation and build decisions. Product specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to accurately forecast the demand, we could be required to write down additional inventory, which would have a negative impact on our gross margin.
Share-Based Compensation. In the first quarter of 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during the third quarter of 2006 was $335 million and was $1.0 billion during the first nine months of 2006.

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
We use implied volatility based on options freely traded in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of freely traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of options freely traded to those of options granted by the company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of freely traded options used to derive implied volatility, which is generally 1 to 2 years, and determined the length of term was sufficient. We use the simplified calculation of expected life described in the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. If we determined another method to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of grants and the increase in total fair value during the third quarter of 2006 and the first nine months of 2006 is as follows:

	Q3 2006		YTD 2006
	Weighted	Increase in Total	Weighted	Increase in Total
	Average	Fair Value[1]	Average	Fair Value[1]
	Fair Value	(in millions)	Fair Value	(in millions)
As reported	$4.80		$5.14
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$5.37	$1	$5.83	$30
Increase expected life by 1 year	$5.21	$1	$5.61	$20

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the vesting period, net of estimated forfeitures.

[2]	For example, an increase from 32% as reported volatility for Q3 2006 to a hypothetical 37% volatility.
In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin, research and development expenses, and marketing, general, administrative expenses. The effect of forfeiture adjustments in the third quarter and the first nine months of 2006 was insignificant. Cumulative adjustments are only recorded to the extent the related expense is recognized in the financial statements, beginning with implementation in the first quarter of 2006. Therefore, we expect the potential impact from cumulative forfeiture adjustments to increase in future periods. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations
Overview
In the third quarter of 2006, revenue increased 9% compared to the second quarter of 2006, and declined 12% from the third quarter of 2005. The increase in revenue from the second quarter is primarily due to higher unit sales of microprocessors, chipsets, motherboards, and wireless connectivity products, partially offset by lower microprocessor average selling prices. Our server business was an important part of the increased revenue, driven by strong demand for our new products. Factoring in a lower revenue base in the second quarter of 2006 as our customers reduced their inventories, our third quarter revenue increase was approximately in line with seasonality. A substantial majority of our revenue and gross margin continues to be dependent on the sale of microprocessors and specifically, the continued growth of mobile microprocessors. Our gross margin in the third quarter of 2006 was negatively affected by higher unit costs as we continue to ramp our dual-core microprocessors as well as higher write-offs for our mature products, in comparison to the second quarter of 2006. Higher unit costs have also contributed to the increase in our inventory dollars over the past year, however we believe that the inventory levels are appropriate for the business based on our current forecasts. Operating results for the third quarter of 2006 included gains from divestitures and sale of investments as well as restructuring charges.
We recognized $98 million in restructuring charges in the third quarter of 2006, which we estimate will result in gross annual savings of approximately $230 million. We expect additional charges of approximately $125 million in the fourth quarter of 2006 and $130 million in 2007, which we estimate will result in gross annual savings of approximately $800 million. These restructuring charges relate to employee severance and benefit arrangements, however additional charges such as fixed asset impairments and other exit costs may be recognized as we continue to evaluate our business operations. In addition, we have taken actions to focus on our core businesses and have completed two divestitures in the third quarter of 2006, with a third divestiture currently pending. Overall, our ongoing program to improve operational efficiency and results is expected to generate cost savings of $2 billion in 2007, and $3 billion in 2008. A portion of these cost savings, such as better utilization of assets, reduced spending, and organizational efficiencies, will not result in restructuring charges. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
While the evaluation of our business has resulted in operational efficiencies, we have also positioned ourselves to maintain our lead and continue to grow our business given our technology and manufacturing leadership, leading-edge capacity, and portfolio of new products across our mobile, desktop and server businesses. Driven by the ramp of our new Core architecture, the majority of our microprocessors in the fourth quarter of 2006 are expected to be manufactured using our 65-nonometer process technology. We continue to focus on delivering next generation products and plan on introducing a new microarchitecture or shrinking the existing architecture every year. In line with this focus, we have recently announced that we will be shipping quad-core processors in the fourth quarter of 2006 and we expect to be the first to offer products based on 45-nanometer process technology.
From a financial condition perspective we ended the third quarter of 2006 with $7.1 billion in cash and short term investments and returned $500 million to stockholders through stock repurchases and $577 million as dividends in the third quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Third Quarter of 2006 Compared to Third Quarter of 2005
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q3 2006		Q3 2005
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$8,739	100.0%	$9,960	100.0%
Cost of sales	4,445	50.9%	4,012	40.3%

Gross margin	4,294	49.1%	5,948	59.7%
Research and development	1,389	15.9%	1,341	13.5%
Marketing, general and administrative	1,425	16.3%	1,478	14.8%
Restructuring	98	1.1%	—	—%
Amortization of acquisition-related intangibles and costs	8	0.1%	29	0.3%

Operating income	1,374	15.7%	3,100	31.1%
Gains (losses) on equity securities, net	168	2.0%	(2)	—%
Interest and other, net	272	3.1%	145	1.5%

Income before taxes	1,814	20.8%	3,243	32.6%
Provision for taxes	513	5.9%	1,248	12.6%

Net income	$1,301	14.9%	$1,995	20.0%

Diluted earnings per share	$0.22		$0.32

The following tables present non-GAAP financial measures, which exclude the effects of share-based compensation, and reconciliations from the most directly comparable GAAP measure:

(Dollars in Millions, Except Per Share Amounts)	Q3 2006	Q3 2005
Gross margin	$4,294	$5,948
Add back: share-based compensation charges in cost of sales	103	—

Gross margin excluding share-based compensation	$4,397	$5,948

GAAP operating income	$1,374	$3,100
Adjustment for share-based compensation within:
Cost of sales	103	—
Research and development	107	—
Marketing, general and administrative	125	—

Operating income excluding share-based compensation	$1,709	$3,100

GAAP net income	$1,301	$1,995
Adjustment for share-based compensation within:
Cost of sales	103	—
Research and development	107	—
Marketing, general and administrative	125	—
Income taxes	(87)	—

Net income excluding share-based compensation	$1,549	$1,995

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Q3 2006	Q3 2005
GAAP diluted earnings per share	$0.22	$0.32
Adjustment for share-based compensation	0.05	—

Diluted earnings per share excluding share-based compensation impact	$0.27	$0.32

The following table sets forth information on our geographic regions for the periods indicated:

	Q3 2006		Q3 2005
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,314	49%	$5,124	52%
Americas	1,891	22%	1,903	19%
Europe	1,611	18%	2,007	20%
Japan	923	11%	926	9%

Total	$8,739	100%	$9,960	100%

Our net revenue for Q3 2006 was $8.7 billion, a decrease of 12% compared to Q3 2005. Substantially all of the decrease was due to significantly lower microprocessor average selling prices.
Revenue in our Asia-Pacific region decreased 16%, revenue in our Europe region decreased 20%, and revenue in our Americas region and Japan were approximately flat compared to Q3 2005. There were declines in Q3 2006 compared to Q3 2005 in both the mature and emerging markets, with the majority of the decrease in both markets occurring in the Asia-Pacific region.
Our overall gross margin dollars were $4.3 billion in Q3 2006, a decrease of 28% compared to $5.9 billion in Q3 2005. Our overall gross margin percentage decreased to 49.1% in Q3 2006, from 59.7% in Q3 2005. The gross margin percentages for the Digital Enterprise Group and the Mobility Group were lower in Q3 2006 compared to Q3 2005. Additionally, gross margin in Q3 2006 includes the impact of share-based compensation. Partially offsetting these decreases, the overall gross margin percentage was positively affected by a mix shift of our total revenue to the Mobility Group, which has a higher gross margin percentage. The Q3 2005 gross margin was affected by a litigation settlement agreement with MicroUnity, Inc. in which we recorded a $140 million charge to cost of sales, of which $110 million was allocated to the Digital Enterprise Group and $30 million was allocated to the Mobility Group. The MicroUnity charge reduced the Q3 2005 gross margin percentage by 1.4%. A substantial majority of our overall gross margin dollars and operating profit in Q3 2006 and Q3 2005 was derived from the sale of microprocessors. See “Business Outlook” later in this section for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the third quarter of 2006 and 2005 were as follows:

(In Millions)	Q3 2006	Q3 2005
Microprocessor revenue	$3,521	$4,936
Chipset, motherboard and other revenue	1,425	1,434

Net revenue	$4,946	$6,370
Operating income	$858	$2,164
Net revenue for the Digital Enterprise Group operating segment decreased significantly by $1.4 billion, or 22%, in Q3 2006 compared to Q3 2005. The decline in net revenue was due to a significant decline in microprocessor revenue, while chipset, motherboard, and other revenue was flat. The majority of the decrease in microprocessor revenue was due to significantly lower desktop average selling prices, and to a lesser extent, lower desktop microprocessor unit sales. Microprocessors within the Digital Enterprise Group include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in “chipset, motherboard and other revenue” above.
Operating income decreased significantly by $1.3 billion, or 60%, in Q3 2006 compared to Q3 2005. A substantial majority of the decrease was due to lower microprocessor revenue. To a lesser extent, higher microprocessor and chipset unit costs were partially offset by approximately $170 million of lower operating expenses. Results in Q3 2005 include the Digital Enterprise Group’s portion of the charge relating to the settlement agreement with MicroUnity.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the third quarter of 2006 and 2005 were as follows:

(In Millions)	Q3 2006	Q3 2005
Microprocessor revenue	$2,239	$2,331
Chipset and other revenue	809	639

Net revenue	$3,048	$2,970
Operating income	$1,260	$1,431
Net revenue for the Mobility Group operating segment increased slightly by $78 million, or 3%, in Q3 2006 compared to Q3 2005. Microprocessor revenue decreased slightly by $92 million, or 4%, in Q3 2006 compared to Q3 2005 due to lower average selling prices, partially offset by higher unit sales. The majority of the increase in chipset and other revenue was due to higher revenue from sales of chipsets, and to a lesser extent, higher revenue from sales of wireless connectivity products. Revenue from applications processors, which are based on our Intel XScale technology, is included in “chipset and other revenue” above. In the second quarter of 2006, we entered into an agreement to sell certain assets of the business line that includes application and cellular baseband processors used in handheld devices. See “Note 13: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Operating income decreased by $171 million, or 12%, in Q3 2006 compared to Q3 2005. A majority of the decrease was due to higher unit costs as we ramped our dual core processors. Operating expenses as a percentage of revenue within the Mobility Group increased slightly in Q3 2006 compared to Q3 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The revenue and operating loss for the Flash Memory Group operating segment for the third quarter of 2006 and 2005 were as follows:

(In Millions)	Q3 2006	Q3 2005
Net revenue	$507	$573
Operating loss	$(116)	$(30)
Net revenue for the Flash Memory Group operating segment decreased by $66 million, or 12%, in Q3 2006 compared to Q3 2005. The majority of the decrease in revenue was due to lower average selling prices, and to a lesser extent, lower unit sales. In 2006, we began shipping NAND flash memory products manufactured by IMFT. Operating loss increased from $30 million in Q3 2005 to $116 million in Q3 2006. The increase was due primarily to higher costs related to our new NAND flash memory business. In addition, lower revenue was partially offset by lower unit costs.
Share-based Compensation
Share-based compensation totaled $335 million in Q3 2006, compared to zero in Q3 2005. We adopted the modified prospective transition method under SFAS No. 123(R), effective beginning in the first quarter 2006. Prior to adoption of SFAS No. 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related share-based compensation, was recognized in net income. As of September 30, 2006, there was $1.3 billion of unrecognized share-based compensation costs related to stock options. The unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.1 years. In the second quarter of 2006, we began issuing restricted stock units to employees. As of September 30, 2006, there was approximately $360 million of unrecognized compensation costs related to restricted stock units. The unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted average period of 1.8 years. Share-based compensation charges are included in the “all other” category for segment reporting purposes.
Operating Expenses
The following tables present operating expenses and certain non-GAAP measures which exclude the effects of share-based compensation:

(In Millions)	Q3 2006	Q3 2005
Research and development	$1,389	$1,341
Share-based compensation charges in R&D	107	—

Research and development, excluding share-based compensation	$1,282	$1,341

Marketing, general and administrative	$1,425	$1,478
Share-based compensation in MG&A	125	—

Marketing, general and administrative, excluding share-based compensation	$1,300	$1,478

Restructuring	$98	$—

Amortization of acquisition-related intangibles and costs	$8	$29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Research and Development. Research and development spending increased $48 million, or 4%, in Q3 2006 compared to Q3 2005. This increase was primarily due to share-based compensation of $107 million, and to a lesser extent, development costs for next-generation process technology. These increases were partially offset by lower profit dependent compensation expenses.
Marketing, general and administrative. Marketing, general and administrative expenses decreased $53 million, or 4%, in Q3 2006 compared to Q3 2005. This decrease was primarily due to lower marketing program spending, lower profit-dependent compensation expenses, and lower cooperative advertising expenses, partially offset by share-based compensation of $125 million and to a lesser extent, higher headcount.
Research and development along with marketing, general and administrative expenses were 32% of net revenue in Q3 2006 (28% of net revenue in Q3 2005).
Restructuring. We are undertaking a restructuring plan designed to improve operational efficiency and results. In the third quarter of 2006, management approved several actions related to this plan that were recommended by the company’s structure and efficiency taskforce. A portion of these activities involve future cost savings or other actions which do not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. The efficiency program includes headcount targets for various groups within the company, and we expect these targets to be met through ongoing employee attrition, businesses divestitures and employee terminations.
During the third quarter of 2006, we incurred $98 million of restructuring charges related to employee severance and benefit arrangements for approximately 1,600 employees, of which approximately 1,000 employees had left the company as of September 30, 2006. The charges have been reflected separately as restructuring in the consolidated statements of income. No restructuring charges were incurred in the third quarter of 2005. The largest portion of these employee terminations occurred within manufacturing. There were no facility-related or other exit charges recorded in the third quarter of 2006. The restructuring accrual balance relates to severance benefits which will be paid within the next 12 months.
The following table summarizes the employee severance and benefit related restructuring activity:

Employee Severance
(In Millions)	and Benefit
Accrued restructuring balance as of July 1, 2006	$—
Additional accruals	98
Adjustments	—
Cash payments	(65)
Non-cash settlements	—

Accrued restructuring balance as of September 30, 2006	$33

In future periods, we expect additional employee severance and benefit charges to total approximately $125 million in the fourth quarter of 2006 and $130 million in 2007 when the accrual criteria have been met. We expect the number of employees that will be terminated in conjunction with these future charges to total approximately 6,900, which does not include terminations related to future attrition and impacts of future divestitures. The majority of the remaining anticipated charges of approximately $255 million will be recorded within the next 12 months. In addition, we may incur charges in the future under this restructuring for facility-related or other exit activities.
We estimate that the current period restructuring charges will result in gross annual savings of approximately $230 million. We expect these savings to be realized in approximately equal amounts within cost of sales, research and development, and marketing, general and administrative expenses. See “Note 11: Restructuring” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Amortization of acquisition-related intangibles and costs. Amortization of acquisition-related intangibles and costs was $8 million in Q3 2006 compared to $29 million in Q3 2005, as a portion of the intangibles related to prior acquisitions became fully amortized.
Gains (Losses) on Equity Securities, Interest and Other and Taxes
Gains (losses) on equity securities, net, interest and other, net and taxes for the third quarter of 2006 and 2005 were as follows:

(In Millions)	Q3 2006	Q3 2005
Gains (losses) on equity securities, net	$168	$(2)
Interest and other, net	$272	$145
Provision for taxes	$513	$1,248
Net gains on equity securities and certain equity derivatives for Q3 2006 were $168 million. The net gains in Q3 2006 included a gain of $103 million on the sale of a portion of our investment in Micron, which was sold for $275 million. Other net gains on equity securities and certain equity derivatives during Q3 2006 were $79 million. These gains were partially offset by impairment charges of $14 million in Q3 2006. During Q3 2005, net losses on equity securities and certain equity derivatives were $2 million, which included impairment charges of $20 million, partially offset by other net gains on equity securities and certain equity derivatives of $18 million.
Interest and other, net increased to $272 million in Q3 2006 compared to $145 million in Q3 2005, as a result of net gains of $129 million for two completed divestitures. The business lines that were included in these divestitures do not significantly impact the results of operations of their respective operating segments, individually or in the aggregate. See “Note 13: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further information on these divestitures.
Our effective income tax rate for Q3 2006 was 28.3%, compared to 38.5% for Q3 2005. The rate for Q3 2005 included the impact of approximately $250 million in additional taxes as a result of the decision to repatriate foreign earnings under the American Jobs Creation Act of 2004 (the Jobs Act), which increased the rate for Q3 2005 by approximately 8 points. In addition, the rate for Q3 2006 includes a higher percentage of profits in lower tax jurisdictions, which reduced the effective tax rate. Partially offsetting the decrease in the effective tax rate was the impact of share-based compensation. The phasing out of the tax benefit for export sales did not have a significant impact on the effective tax rate compared to the prior year given the decrease in income before taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations – First Nine Months of 2006 Compared to First Nine Months of 2005
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2006		YTD 2005
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$25,688	100.0%	$28,625	100.0%
Cost of sales	12,280	47.8%	11,876	41.5%

Gross margin	13,408	52.2%	16,749	58.5%
Research and development	4,447	17.3%	3,783	13.2%
Marketing, general and administrative	4,662	18.2%	4,082	14.3%
Restructuring	98	0.4%	—	—%
Amortization of acquisition-related intangibles and costs	37	0.1%	103	0.3%

Operating income	4,164	16.2%	8,781	30.7%
Gains (losses) on equity securities, net	207	0.8%	(20)	(0.1)%
Interest and other, net	570	2.2%	387	1.4%

Income before taxes	4,941	19.2%	9,148	32.0%
Provision for taxes	1,398	5.4%	2,937	10.3%

Net income	$3,543	13.8%	$6,211	21.7%

Diluted earnings per share	$0.60		$1.00

The following tables present non-GAAP financial measures, which exclude the effects of share-based compensation, and reconciliations from the most directly comparable GAAP measure:

(Dollars in Millions, Except Per Share Amounts)	YTD 2006	YTD 2005
Gross margin	$13,408	$16,749
Add back: Share-based compensation charges in cost of sales	255	—

Gross margin excluding share-based compensation	$13,663	$16,749

GAAP operating income	$4,164	$8,781
Adjustment for share-based compensation within:
Cost of sales	255	—
Research and development	368	—
Marketing, general and administrative	418	—

Operating income excluding share-based compensation	$5,205	$8,781

GAAP net income	$3,543	$6,211
Adjustment for share-based compensation within:
Cost of sales	255	—
Research and development	368	—
Marketing, general and administrative	418	—
Income taxes	(290)	—

Net income excluding share-based compensation	$4,294	$6,211

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	YTD 2006	YTD 2005
GAAP diluted earnings per share	$0.60	$1.00
Adjustment for share-based compensation	0.13	—

Diluted earnings per share excluding share-based compensation impact	$0.73	$1.00

The following table sets forth information on our geographic regions for the periods indicated:

	YTD 2006		YTD 2005
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$12,622	49%	$14,198	49%
Americas	5,509	22%	5,738	20%
Europe	4,687	18%	5,922	21%
Japan	2,870	11%	2,767	10%

Total	$25,688	100%	$28,625	100%

Our net revenue was $25.7 billion in the first nine months of 2006, a decrease of 10% compared to the first nine months of 2005. A substantial majority of the decrease was due to significantly lower microprocessor average selling prices. To a much lesser extent, lower microprocessor unit sales also contributed to the decrease. Lower motherboard revenue was offset by higher chipset revenue.
Revenue in our Asia-Pacific region decreased 11%, revenue in our Europe region decreased 21%, and revenue in our Americas region decreased 4% compared to the first nine months of 2005. These decreases were partially offset by revenue in Japan, which increased 4% compared to the first nine months of 2005. There were declines in the first nine months of 2006 compared to the first nine months of 2005 in both the mature and emerging markets. The decrease within mature markets occurred within the Europe and Asia-Pacific regions and a substantial majority of the decrease within the emerging markets occurred within the Europe and Asia-Pacific regions.
Our overall gross margin dollars decreased to $13.4 billion for the first nine months of 2006, a decrease of 20% compared to $16.7 billion for the first nine months of 2005. Our overall gross margin percentage decreased to 52.2% for the first nine months of 2006 from 58.5% for the first nine months of 2005. The gross margin percentage for the Digital Enterprise Group and the Mobility Group were both lower in the first nine months of 2006 compared to the first nine months of 2005. Partially offsetting these decreases, the overall gross margin percentage was positively affected by a mix shift of our total revenue to the Mobility Group, which has a higher gross margin percentage. A substantial majority of our overall gross margin dollars and operating profit in the first nine months of 2006 and the first nine months of 2005 was derived from the sale of microprocessors. See “Business Outlook” later in this section for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the first nine months of 2006 and 2005 were as follows:

(In Millions)	YTD 2006	YTD 2005
Microprocessor revenue	$10,751	$14,483
Chipset, motherboard and other revenue	3,963	4,249

Net revenue	$14,714	$18,732
Operating income	$3,165	$6,574
Net revenue for the Digital Enterprise Group operating segment decreased significantly by $4.0 billion, or 21%, in the first nine months of 2006 compared to the first nine months of 2005. The decline in net revenue was mostly due to a significant decline in microprocessor revenue, and to a lesser extent, a decline in chipset, motherboard, and other revenue. The significant decline in microprocessor revenue was due to lower desktop microprocessor average selling prices and lower desktop microprocessor unit sales. A majority of the decline in chipset, motherboard, and other revenue was attributable to lower motherboard unit sales. To a lesser extent, lower chipset unit sales also contributed to the decrease.
Operating income decreased significantly by $3.4 billion, or 52%, in the first nine months of 2006 compared to the first nine months of 2005. Substantially all of the decrease was due to lower revenue. The decrease in operating income in the first nine months of 2006 was partially offset by approximately $520 million of lower start-up costs. Results in the first nine months of 2005 include a charge related to a settlement agreement with MicroUnity.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the first nine months of 2006 and 2005 were as follows:

(In Millions)	YTD 2006	YTD 2005
Microprocessor revenue	$6,544	$6,304
Chipset and other revenue	2,172	1,722

Net revenue	$8,716	$8,026
Operating income	$3,362	$3,784
Net revenue for the Mobility Group operating segment increased by $690 million, or 9%, in the first nine months of 2006 compared to the first nine months of 2005. Microprocessor revenue increased by $240 million, or 4%, in the first nine months of 2006 compared to the first nine months of 2005 while chipsets and other revenue increased by $450 million, or 26%, in the first nine months of 2006 compared to the first nine months of 2005. This increase in microprocessor revenue was due to higher unit sales, largely offset by lower average selling prices. The majority of the increase in chipset and other revenue was due to higher revenue from sales of chipsets, and to a lesser extent, higher revenue from sales of wireless connectivity products. Sales of these products increased primarily due to the success of Intel Centrino mobile technology. Revenue from application processors, which are based on our Intel XScale technology, is included in “chipset and other revenue” above. In the second quarter of 2006, we entered into an agreement to sell certain assets of the business line that includes application and cellular baseband processors used in handheld devices. See “Note 13: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Operating income decreased by $422 million, or 11%, in the first nine months of 2006 compared to the first nine months of 2005. The decline was primarily caused by an increase in operating expenses, and to a lesser extent, higher unit costs for microprocessor and cellular baseband processors. The decline was partially offset by the effects of higher revenue, and to a lesser extent, by approximately $175 million of lower start up costs in the first nine months of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The revenue and operating loss for the Flash Memory Group operating segment for the first nine months of 2006 and 2005 were as follows:

(In Millions)	YTD 2006	YTD 2005
Net revenue	$1,587	$1,678
Operating loss	$(369)	$(142)
Net revenue for the Flash Memory Group operating segment decreased by $91 million, or 5%, in the first nine months of 2006 compared to first nine months of 2005. This decrease was primarily due to lower average selling prices, partially offset by higher royalty receipts. In 2006, we began shipping NAND flash memory products manufactured by IMFT. Operating loss increased from $142 million in the first nine months of 2005 to $369 million in the first nine months of 2006. The increase was primarily due to higher costs related to our new NAND flash memory business. In addition, lower revenue was offset by lower unit costs and lower start-up costs.
Share-based Compensation
Share-based compensation totaled $1.0 billion in the first nine months of 2006, compared to zero in the first nine months of 2005. We adopted the modified prospective transition method under SFAS No. 123(R), effective beginning in the first quarter 2006. Prior to adoption of SFAS No. 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of APB 25 and related interpretations. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related share-based compensation, was recognized in net income. As of September 30, 2006, there was $1.3 billion of unrecognized share-based compensation costs related to stock options. The unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.1 years. In the second quarter of 2006, we began issuing restricted stock units to employees. As of September 30, 2006, there was approximately $360 million of unrecognized compensation costs related to restricted stock units. The unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted average period of 1.8 years. Share-based compensation charges are included in the “all other” category for segment reporting purposes.
Operating Expenses
The following tables present operating expenses and certain non-GAAP measures, which exclude the effects of share-based compensation:

(In Millions)	YTD 2006	YTD 2005
Research and development	$4,447	$3,783
Share-based compensation charges in R&D	368	—

Research and development, excluding share-based compensation	$4,079	$3,783

Marketing, general and administrative	$4,662	$4,082
Share-based compensation in MG&A	418	—

Marketing, general and administrative, excluding share-based compensation	$4,244	$4,082

Restructuring	$98	$—

Amortization of acquisition-related intangibles and costs	$37	$103

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Research and development. Research and development spending increased $664 million, or 18%, in the first nine months of 2006 compared to the first nine months of 2005. This increase was primarily due to share-based compensation of $368 million, and to a lesser extent, development costs for next-generation process technology and higher headcount.
Marketing, general and administrative. Marketing, general and administrative expenses were up $580 million, or 14%, in the first nine months of 2006 compared to the first nine months of 2005 primarily due to share-based compensation of $418 million, and to a lesser extent, higher headcount. Partially offsetting these increases were lower profit-dependent compensation expenses.
Research and development along with marketing, general and administrative expenses were 35% of net revenue in the first nine months of 2006 (27% of net revenue in the first nine months of 2005).
Restructuring. During the first nine months of 2006, we incurred $98 million of restructuring charges related to employee severance and benefit arrangements of approximately 1,600 employees, of which approximately 1,000 employees had left the company as of September 30, 2006. The charges have been reflected separately as restructuring in the consolidated statements of income. No restructuring charges were incurred in the first nine months of 2005. The largest portion of these employee terminations occurred within manufacturing. There were no facility-related or other exit charges recorded in the first nine months of 2006. The restructuring accrual balance relates to severance benefits which will be paid within the next 12 months. See “Note 11: Restructuring” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further information.
The following table summarizes the employee severance and benefit related restructuring activity:

Employee Severance
(In Millions)	and Benefit
Accrued restructuring balance as of July 1, 2006	$—
Additional accruals	98
Adjustments	—
Cash payments	(65)
Non-cash settlements	—

Accrued restructuring balance as of September 30, 2006	$33

Amortization of acquisition-related intangibles and costs. Amortization of acquisition-related intangibles and costs was $37 million in the first nine months of 2006 compared to $103 million in the first nine months of 2005, as a portion of the intangibles related to prior acquisitions became fully amortized.
Gains (Losses) on Equity Securities, Interest and Other and Taxes
Gains (losses) on equity securities, net, interest and other, net and taxes for the first nine months of 2006 and 2005 were as follows:

(In Millions)	YTD 2006	YTD 2005
Gains (losses) on equity securities, net	$207	$(20)
Interest and other, net	$570	$387
Provision for taxes	$1,398	$2,937
Net gains on equity securities and certain equity derivatives for the first nine months of 2006 were $207 million. The net gain for the first nine months of 2006 included a gain of $103 million on the sale of a portion of our investment in Micron. Other net gains on equity securities and certain equity derivatives during the first nine months of 2006 were $151 million. These gains were partially offset by impairment charges of $47 million for the first nine months of 2006. During the first nine months of 2005, net losses on equity securities and certain equity derivatives were $20 million, which included impairment charges of $168 million. The impairment charge for the first nine months of 2005 was primarily due to a $105 million impairment charge on our investment in Micron. Impairment charges were partially offset by other net gains on equity securities and certain equity derivatives of $148 million for the first nine months of 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Interest and other, net increased to $570 million in the first nine months of 2006 compared to $387 million in the first nine months of 2005, reflecting a net gain of $129 million for two completed divestitures (see “Note 13: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further information on these divestitures) and higher interest income as a result of higher rates, partially offset by lower cash balances.
Our effective income tax rate for the first nine months of 2006 was 28.3%, compared to 32.1% for the first nine months of 2005. The rate for the first nine months of 2005 included an increase to the tax provision of approximately $250 million as a result of the decision to repatriate foreign earnings, which increased the rate for the first nine months of 2005 by approximately 3 points, which was partially offset by the reversal of previously accrued items. The rate for the first nine months of 2006 includes a higher percentage of profits in lower tax jurisdictions, which reduced the effective tax rate. Partially offsetting the decrease in the effective tax rate was the impact of share-based compensation. The phasing out of the tax benefit for export sales did not have a significant impact on the effective tax rate compared to the prior year given the decrease in income before taxes.
Liquidity and Capital Resources
Our financial condition remains strong. Cash, short-term investments, fixed income debt instruments included in trading assets, and debt at the end of each period were as follows:

	Sept. 30,	Dec. 31,
(Dollars in Millions)	2006	2005
Cash, short-term investments and fixed income debt instruments included in trading assets	$7,800	$12,409
Short-term and long-term debt	$2,256	$2,419
Debt as % of stockholders’ equity	6.4%	6.7%
In summary, our cash flows were as follows:

	Nine Months Ended
	Sept. 30,	Oct. 1,
(In Millions)	2006	2005
Net cash provided by operating activities	$6,418	$11,094
Net cash used for investing activities	(3,274)	(2,790)
Net cash used for financing activities	(5,999)	(7,854)

Net increase (decrease) in cash and cash equivalents	$(2,855)	$450

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the first nine months of 2006 compared to the first nine months of 2005, the largest contributions to the decrease in cash provided by operating activities was from lower net income (including $1.0 billion of share-based compensation), timing and changes in the amount of estimated tax payments, and higher inventories, partially offset by lower accounts receivable balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Inventories increased compared to December 2005 levels as we continue to ramp new products, primarily related to microprocessors on our 65-nanometer process technology, and associated chipsets on our 90-nanometer process technology. Additionally accounts receivable decreased compared to December 31, 2005, primarily driven by lower revenue. For the first nine months of 2006, our two largest customers accounted for approximately 35% of net revenue, with one of these customers accounting for approximately 20% of revenue and another customer accounting for approximately 15%. For the first nine months of 2005, these two largest customers accounted for approximately 36% of net revenue. Additionally, these two largest customers accounted for approximately 46% of net accounts receivable at September 30, 2006 (approximately 42% at December 31, 2005).
Investing Activities
Investing cash flows consist primarily of capital expenditures, the proceeds from investment maturities and payment for investments acquired. The increase in cash used in investing activities in the first nine months of 2006, compared to the first nine months of 2005, was primarily due to our investments in IMFT and Clearwire Corporation. During the first nine months of 2006, we paid $600 million in cash for our equity investment in Clearwire and $500 million in cash for our equity investment in IMFT. In addition to the $500 million paid in cash, our initial investment in IMFT of $1.2 billion included the issuance of $581 million in notes (reflected as a financing activity) and an additional $115 million owed in cash, which has been reflected as a non-cash item on the statement of cash flows. Net maturities and sales of available-for-sale investments were higher in the first nine months of 2006 compared to the first nine months of 2005. In addition, during the first nine months of 2006, we sold a portion of our investment in Micron for $275 million. Capital spending increased to $4.7 billion in the first nine months of 2006 compared to $4.5 billion in the first nine months of 2005, primarily driven by investments in 45-nanometer construction and 65-nanometer production equipment. Other investing activities for the first nine months of 2006 included the purchase of intellectual property assets from Micron, concurrent with the formation of IMFT, for $230 million. Also during the first nine months of 2006, we received $152 million for the sale of two completed divestitures. The effect of cash flows related to divested business units is not significant.
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock and payment of dividends to stockholders. The lower cash used in financing activities in the first nine months of 2006, compared to the first nine months of 2005, was primarily due to lower repurchases and retirement of common stock. For the first nine months of 2006, we purchased 219.4 million shares of common stock for $4.4 billion compared to 300.4 million shares for $7.5 billion in the first nine months of 2005. Our level of stock repurchases is based on internal cash management decisions and may fluctuate from quarter to quarter. At September 30, 2006, $17.4 billion remained available for repurchase under the existing repurchase authorization. Our dividend payments were $1.7 billion in the first nine months of 2006, higher than the $1.5 billion paid in the same period of the prior year, due to an increase from $0.08 to $0.10 in cash dividends per common share effective for the first quarter of 2006, partially offset by lower outstanding shares. Additional financing activities for the first nine months of 2006 includes proceeds from the sale of shares pursuant to employee equity incentive plans of $767 million ($1.1 billion during the first nine months of 2005) and repayment of our non-interest bearing note to IMFT of $581 million.
Liquidity
During the first nine months of 2006, our level of cash declined as our cash provided by operations was less than our cash used for investing and financing activities. Cash generated by operations is used as our primary source of liquidity. Another potential source of liquidity is authorized borrowings, including commercial paper of $3.0 billion. There were no borrowings under our commercial paper program during the first nine months of 2006. We also have a shelf registration on file with the Security and Exchange Commission (SEC) pursuant to which we may offer an indeterminate amount of debt, equity and other securities.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
capital requirements, the dividend program, potential stock repurchases and potential future acquisitions or strategic investments. During the fourth quarter of 2006, the company plans to complete the sale of certain assets of its communications and application processor business to Marvell Technology Group, Ltd. for a purchase price of $600 million.
Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. In May 2006, stockholders approved the 2006 Equity Incentive Plan (the 2006 Plan). The 2006 Plan replaced the 2004 Equity Incentive Plan, which was terminated early. Under the 2006 Plan, 175 million shares of common stock were made available for issuance as equity awards to employees and non-employee directors through June 30, 2008, of which a maximum of 80 million shares can be awarded as restricted stock or restricted stock units. Additionally, in May 2006, stockholders approved the 2006 Stock Purchase Plan. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. The 1976 Stock Participation Plan and all remaining shares available for issuance were cancelled as of the plan’s expiration in August 2006.
Our goal has been to keep the potential incremental dilution related to our equity incentive plans to a long-term average of less than 2% annually. The dilution percentage is calculated using equity-based awards granted during the period, net of equity-based awards1 cancelled due to employees leaving the company and expired stock options, divided by the total outstanding shares at the beginning of the year.
Equity-based awards1 granted to employees, including officers, and non-employee directors from 2002 through the third quarter of 2006 are summarized as follows:

	YTD
(Shares in Millions)	2006	2005	2004	2003	2002
Total equity-based awards[1] granted[2]	71	119	115	110	174
Less equity-based awards[1] cancelled[2]	(35)	(38)	(32)	(40)	(44)
Net equity-based awards[1] granted[2]	36	81	83	70	130
Net equity-based awards[1] granted as % of outstanding shares[3]	0.6%	1.3%	1.3%	1.1%	1.9%
Equity-based awards[1] granted to listed officers[4] as % of total equity-based awards[1] granted	1.9%	1.4%	1.1%	2.4%	1.7%
Equity-based awards[1] granted to listed officers[4] as % of outstanding shares[3]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative equity-based awards[1] held by listed officers[4] as % of total equity-based awards[1] outstanding	1.9%	1.9%	2.1%	2.1%	2.1%
Share-based compensation[5] recognized for listed officers[4] as a % of total share based-compensation recognized[5]	1.4%	—	—	—	—

[1]	For purposes of this disclosure, “equity-based awards” includes stock option grants and restricted stock unit grants and excludes rights granted under the stock purchase plans.

[2]	Excluding equity-based awards assumed in connection with acquisitions.

[3]	Outstanding shares as of the beginning of each period.

[4]	For 2006, “listed officers” are our Chief Executive Officer and the four other most highly compensated executive officers serving the company as noted in our proxy statement dated March 28, 2006. For all other years, “listed officers” are our Chief Executive Officer and the four other most highly compensated executive officers serving at the end of the years presented. For 2004, “listed officers” also includes an officer who retired in January 2005.

[5]	Includes amounts recognized in the financial statements for stock options and restricted stock units according to the provisions of SFAS No. 123(R), which was adopted as of the first quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In accordance with a policy established by the Compensation Committee of the Board of Directors, total equity-based awards granted to the listed officers may not exceed 5% of total equity-based awards granted in any year. For the first nine months of 2006, equity-based awards granted to listed officers amounted to 1.9% of the grants made to all employees. All equity-based awards granted to executive officers are determined by the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market*.
For additional information regarding equity incentive plans and the activity for the first nine months of 2006 and for 2005, see “Note 3: Employee Equity Incentive Plans” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. Information regarding our equity incentive plans should be read in conjunction with the information appearing under the heading “Report of the Compensation Committee on Executive Compensation” in our 2006 Proxy Statement.
Business Outlook
Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type, and valuation of share-based awards granted as well as the amount of awards cancelled due to employees leaving the company and the timing of award exercises by employees. We are in the midst of a structure and efficiency review which is resulting in several actions that could have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
For the fourth quarter of 2006, we expect revenue to be between $9.1 billion and $9.7 billion, compared to third quarter revenue of $8.7 billion. The midpoint of this range would be a sequential increase of 8%, which is consistent with seasonal patterns. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.
Our financial results, particularly our revenue, are substantially dependent on sales of microprocessors. Revenue is partly a function of the mix of types and performance capabilities of microprocessors sold, as well as the mix of chipsets, flash memory and other semiconductor products sold, all of which are difficult to forecast. Because of the wide price differences among mobile, desktop, and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Revenue is affected by the timing of new Intel product introductions and the demand for and market acceptance of our products, as well as actions taken by our competitors, including new product offerings, marketing programs and pricing pressures and our reaction to such actions. Microprocessor revenue is also dependent on the availability of other parts of the platform, including chipsets, motherboards, operating system software, and application software. Revenue is also subject to demand fluctuations and the impact of economic conditions in various geographic regions.
We expect the gross margin percentage in the fourth quarter of 2006 to be approximately 50%, plus or minus a couple of points. Excluding the effects of share-based compensation of approximately 1%, our gross margin expectation for the fourth quarter of 2006 is 51% plus or minus a couple of points. On a GAAP basis, the 50% midpoint is higher than the gross margin of 49.1% in the third quarter. Our expectation for gross margin in the fourth quarter is higher than the gross margin in the third quarter primarily due to expected higher unit sales, as we spread our fixed costs over more units, and slightly lower microprocessor unit costs. These increases to our gross margin percentage are expected to be partially offset by excess capacity charges on our 90-nanometer process technology capacity as we transition production to 65-nanometer, and higher startup costs on the new 45-nanometer process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our gross margin varies primarily with revenue levels. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including product mix and pricing; capacity utilization; variations in inventory valuation, including variations related to the timing of qualifying products for sale; excess or obsolete inventory; manufacturing yields; changes in unit costs; impairment of long-lived assets, including manufacturing, assembly and test, and intangible assets; and the timing and execution of the manufacturing ramp and associated costs, including start-up costs.
We have continued to expand our semiconductor manufacturing and assembly and test capacity over the last few years, and we plan capacity based on our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending in 2006 will be approximately $5.8 billion, plus or minus $100 million. This is below our previous expectation of $6.2 billion, plus or minus $200 million, primarily due to improved productivity and efficiency efforts. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory, which would have a negative impact on our gross margin.
We expect depreciation expense to be between $1.1 billion and $1.2 billion for the fourth quarter of 2006.
Spending on research and development, plus marketing, general and administrative expenses (total spending) in the fourth quarter of 2006 is expected to be between $2.7 billion and $2.8 billion. Excluding the effects of share-based compensation of approximately $250 million, total spending in the fourth quarter is expected to be between $2.5 billion and $2.6 billion. On a GAAP basis, the expectation for total spending in the fourth quarter is approximately flat or slightly lower than $2.8 billion in the third quarter. We continue to focus on controlling our total spending through cost saving actions. Expenses, particularly certain marketing and compensation expenses vary depending on the level of demand for our products and the level of revenue and profit. Restructuring charges in the fourth quarter of 2006 are expected to be approximately $125 million, related to employee severance and benefit arrangements.
Research and development spending in 2006 is expected to be approximately $5.9 billion. Excluding the effects of share-based compensation of approximately $500 million, spending for research and development in 2006 is expected to be approximately $5.4 billion. On a GAAP basis, the expectation for research and development spending in 2006 is below our previous expectation of approximately $6.0 billion primarily due to cost saving actions as a result of our efficiency project.
We expect the net gains from equity securities and interest and other for the fourth quarter of 2006 to be approximately $135 million. Our expectations for gains (losses) from equity securities include our expectations for mergers, stock offerings, and impairment charges on public and private equity investments, and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity securities and interest and other could vary depending on equity market levels and volatility, gains or losses realized on the sale or exchange of securities; impairment charges related to marketable, non-marketable and other investments; interest rates, cash balances, and changes in the fair value of derivative instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tax rate for the fourth quarter is expected to be approximately 30%. The estimated effective tax rate is based on tax law in effect at September 30, 2006 and current expected income, and assumes that we will continue to receive the tax benefit for export sales. See “Note 18: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The tax rate may also be affected by the closing of acquisitions or divestitures; the jurisdiction in which profits are determined to be earned and taxed; changes in estimates of credits, benefits and deductions; the resolution of issues arising from tax audits with various tax authorities; and the ability to realize deferred tax assets.
We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, gross margin, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.
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
From the close of business on December 1, 2006 until our quarterly earnings release is published, presently scheduled for January 16, 2007, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements published in our Forms 8-K filed on January 17, 2006, March 3, 2006, April 19, 2006, July 19, 2006, and October 17, 2006, as reiterated or updated as applicable, in our filings with the SEC on Forms 10-K and 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize, from time to time, may vary at our discretion.

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
Interest Rates
The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, the returns on our investments in fixed-rate debt securities are generally based on three-month LIBOR, or, if longer term, are generally swapped to U.S. dollar LIBOR-based returns. In addition to fixed-rate debt investments, in 2005 we issued debt, see “Note 12: Borrowings” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for additional information. We considered the historical volatility of the interest rates experienced in prior years and the duration of our investment portfolio and debt issuances, and determined that it was reasonably possible that an adverse change of 80 basis points (0.80%), approximately 15% of the rate at September 30, 2006, could be experienced in the near term (18% of the rate at December 31, 2005). A hypothetical 0.80% decrease in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $88 million at the end of September 30, 2006 and $10 million as of December 31, 2005. The increase in exposure to an adverse fair value change from December 31, 2005 to September 30, 2006 was primarily driven by a change in the fair value of our convertible debt, which increased the likelihood of future contingent interest payments.
Equity Security Prices
We have a portfolio of strategic equity investments that includes marketable strategic equity securities and derivative equity instruments such as warrants and options, as well as non-marketable equity investments. We invest in companies that develop software, hardware, or services supporting our technologies. Our current investment focus areas include helping to enable mobile wireless devices, advance the digital home, enhance the digital enterprise, advance high-performance communications infrastructures, and develop the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.
Our total marketable portfolio includes marketable strategic equity securities as well as marketable equity securities classified as trading assets. To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. We may or may not enter into transactions to reduce or eliminate the market risks of our investments in strategic equity derivatives, including warrants.
As of September 30, 2006, the fair value of our portfolio of marketable strategic equity investments and equity derivative instruments, including hedging positions, was $407 million ($574 million as of December 31, 2005). To assess the market price sensitivity of these equity securities, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable strategic equity portfolio is substantially concentrated in one company as of September 30, 2006, which will affect the portfolio’s price volatility. We currently have an investment in Micron with a fair value of $295 million, or 72% of the total marketable strategic equity portfolio value including equity derivative instruments at September 30, 2006. During Q3 2006, we sold a portion of our investment in Micron. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks in our marketable strategic equity portfolio could experience a loss of 30% in the near term (40% as of December 31, 2005). This estimate is not necessarily indicative of future performance, and actual results may differ materially.

Assuming a loss of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, our marketable strategic equity portfolio could decrease in value by approximately $127 million, based on the value of the portfolio as of September 30, 2006 (a decrease in value of approximately $245 million, based on the value of the portfolio as of December 31, 2005 using an assumed loss of 40%).
Our strategic investments in non-marketable equity securities are affected by many of the same factors that could result in an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers, or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our investment in IMFT is dependent on the success of the NAND industry. Changes in the average selling prices for NAND products or changes in the demand for our NAND products could lead to an other-than-temporary impairment of our investment. At September 30, 2006, our strategic investments in non-marketable equity securities had a carrying amount of $2.6 billion ($561 million as of December 31, 2005). The carrying amount of these investments approximated fair value as of September 30, 2006 and December 31, 2005. As of September 30, 2006, our non-marketable equity securities portfolio was substantially concentrated in two companies, IMFT and Clearwire. IMFT is a manufacturer of NAND flash memory, with a carrying amount of $1.2 billion, or 46% of the total value of the non-marketable equity securities portfolio at September 30, 2006. See “Note 17: Venture” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The terms of our investment in IMFT contain contractual conditions that restrict our ability to sell the investment. Clearwire is a provider of wireless high-speed internet access and internet phone service, with a carrying amount of approximately $620 million or 24% of the total value of the non-marketable equity securities portfolio at September 30, 2006. See “Note 7: Non-Marketable Equity Securities” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
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
Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation. Internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth in our Form 10-K, and changes to our internal control over financial reporting are evaluated on a quarterly basis to determine if material changes occurred.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and their effect on the information generated for use in this Form 10-Q. In the course of the controls evaluation, we reviewed identified data errors, control problems, or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance and Enterprise Services organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
Although the final resolution of the adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows, or overall trends in results of operations. There is the possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.
B. Litigation
Intel currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.
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
AmberWave Systems Corporation v. Intel Corporation
United States District Court for the District of Delaware
Beginning in May 2005, Intel and AmberWave Systems Corp. filed a series of lawsuits against each other that are now pending in the United States District Court for the District of Delaware. AmberWave claims that certain Intel semiconductor manufacturing processes infringe six AmberWave patents related to semiconductor fabrication. AmberWave seeks damages, treble damages for willful infringement, an injunction, and attorneys’ fees. Intel disputes AmberWave’s allegations of infringement and intends to defend the lawsuits vigorously.
Transmeta Corporation v. Intel Corporation
United States District Court for the District of Delaware
In October 2006, Transmeta Corporation filed a lawsuit in the United States District Court for the District of Delaware. Transmeta alleges that Intel’s P6, Pentium 4, Pentium® M, Core TM and Core 2 processors infringe ten Transmeta patents alleged to cover computer architecture and power efficiency technologies. Transmeta seeks damages, treble damages, an injunction and attorneys’ fees. Intel disputes Transmeta’s allegations of infringement and intends to defend the lawsuits vigorously.

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
If demand for our products fluctuates, our revenue and gross margin could be adversely affected. Important factors that could cause demand for our products to fluctuate include:
•	competitive pressures from companies that have competing products, chip architectures and manufacturing technologies including product offerings, marketing programs, and pricing pressures;
•	changes in customer product needs;
•	changes in the level of customers’ component inventory;
•	changes in business and economic conditions, including a downturn in the semiconductor industry;
•	strategic actions taken by our competitors; and/or
•	market acceptance of our products.
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
The semiconductor industry and our operations are characterized by a high percentage of costs that are fixed or otherwise difficult to reduce in the short term, and by product demand that is highly variable and is subject to significant downturns that may adversely affect our business, results of operations, and financial condition.
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
Because of the wide price differences among mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue. Our financial results also depend in part on the mix of other products we sell, such as chipsets, flash memory, and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development costs and higher start-up costs. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.
Our global operations subject us to risks that may negatively affect our results of operations and financial condition.
We have sales offices and research and development, manufacturing, and assembly and test facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations may be subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries, which could in turn have an adverse effect on our results of operations and financial condition, including:
•	security concerns, including armed conflict and civil or military unrest, crime, political instability, terrorist activity;
•	health concerns;
•	natural disasters;
•	inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers and supply chain interruptions;
•	differing employment practices and labor issues;
•	local business and cultural factors that differ from our normal standards and practices;
•	regulatory requirements and prohibitions that differ between jurisdictions; and/or
•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings.
In addition, although most of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries in which we conduct business, and changes in currency controls with respect to such countries, could negatively impact our business, operating results, and financial condition by resulting in lower revenue or increased expenses in such countries. In addition, changes in tariff and import regulations and to U.S. and non-U.S. monetary policies may also negatively impact our revenue in those affected countries. Varying tax rates in different jurisdictions could negatively impact our overall tax rate.
Failure to meet our production targets, resulting in undersupply or oversupply of products, may adversely impact our business and results of operations.
Production of integrated circuits is a complex process. Disruptions in this process can result from difficulties in our development and implementation of new processes, errors and interruptions in the processes, defects in materials, and disruptions in our supply of materials or resources, all of which could affect the timing of production ramps and yields. Furthermore, we may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to increase production as desired, resulting in higher costs or substantial decreases in yields, which could impact our ability to produce sufficient volume to meet specific product demand. Furthermore, the unavailability or reduced availability of certain products could make it more difficult to implement our platform strategy. We may also experience increases in yields. A substantial increase in yields could result in higher inventory levels and the possibility of resulting excess capacity charges as we slow production to reduce inventory levels. In addition, higher yields, as well as other factors, can decrease overall unit costs and may cause us to revalue our existing inventory on certain products to their lower replacement cost, which would impact our gross margin in the quarters in which this revaluation occurs. The occurrence of any of these events could adversely impact our business and results of operations.

We may have difficulties obtaining the resources or products we need for manufacturing or assembling our products or operating other aspects of our business, which could adversely affect our ability to meet demand for our products and may increase our costs.
We have thousands of suppliers providing various materials that we use in production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production process or could make it more difficult for us to implement our platform strategy. In addition, production could be disrupted by the unavailability of the resources used in production such as water, silicon, electricity, and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. The occurrence of any of these events could adversely impact our business and results of operations.
Costs related to product defects and errata may have an adverse impact on our results of operations and business.
Costs associated with unexpected product defects and errata (deviations from published specifications) include, for example, the costs of:
•	writing down the value of inventory of defective products;
•	disposing of defective products that cannot be fixed;
•	recalling defective products that have been shipped to customers;
•	providing product replacements for or modifications to defective products; and/or
•	defending against litigation related to defective products.
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
From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business. As a result of such intellectual property infringement claims, we could be required to:
•	pay third-party infringement claims;
•	discontinue manufacturing, using, or selling the infringing products;
•	discontinue using the infringing technology or processes;
•	develop non-infringing technology, which could be time-consuming and costly or may not be possible; and/or
•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms or at all.
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
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, and other issues. As described in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from manufacturing or selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on business and results of operations for the period in which the ruling occurred or future periods.
We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.
Our ability to enforce our patents, copyrights, software licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business in the manner discussed above. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products, due to an injunction, or we may have to pay material amounts of damages, which could in turn negatively affect our results of operations. In addition, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may negatively impact our competitive position and our business.
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
Changes in our decisions with regard to our announced restructuring, and other factors, could affect our results of operations, and financial condition.
Factors that could cause actual results to differ materially from our expectations with regard to our announced restructuring include:
•	timing and execution of plans and programs which may be subject to local labor law requirements, including consultation with appropriate works councils;
•	assumptions related to severance and post-retirement costs;
•	future acquisitions, dispositions, or investments;
•	new business initiatives and changes in product roadmap, development and manufacturing;
•	changes in the employment levels and turnover rates; and/or
•	assumptions relating to product demand and the business environment.

In order to compete, we must attract, retain and motivate key employees, and our failure to do so could have an adverse effect on our results of operations.
In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing, and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. To help attract, retain and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our results of operations. In addition, our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) during our first quarter of 2006 will result in significant additional compensation expense compared to prior periods.
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
The manufacture, assembly and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:
•	regulatory penalties, fines, and legal liabilities;
•	suspension of production;
•	alteration of our fabrication and assembly and test processes; and/or
•	curtailment of our operations or sales.
In addition, our failure to properly manage the use, transportation, emission, discharge, storage, recycling, or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs, or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of certain materials in our manufacturing, assembly and test processes or products. Any of these consequences could adversely impact our business and results of operations by increasing our expenses and/or requiring us to alter our manufacturing, assembly and test processes.

Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rates may be adversely affected by a number of factors including:
•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities;
•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
•	changes in available tax credits;
•	changes in share-based compensation expense; and/or
•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.
Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the IRS and other tax authorities regularly examine our income tax returns. The IRS has proposed adjustments or issued formal assessments related to amounts reflected on certain of our tax returns as a tax benefit for our export sales, see “Note 18: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. Our results of operations could be adversely impacted if these assessments or any other assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.
We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings or take advantage of liquidity events, such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. In addition, our investment in IMFT is dependent on the success of the NAND industry. Changes in the average selling prices for NAND products or changes in the demand for our NAND products could lead to an other-than-temporary impairment of our investment. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and record the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (Shares in Millions)

			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
July 2, 2006–July 29, 2006	—	$—	—	$17,920
July 30, 2006–August 26, 2006	6.7	$18.25	6.7	$17,797
August 27, 2006–September 30, 2006	19.9	$18.96	19.9	$17,420

Total	26.6	$18.78	26.6

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

INTEL CORPORATION (Registrant)

Date: November 2, 2006	By:	/s/ Andy D. Bryant

Andy D. Bryant Executive Vice President, Chief Financial and Enterprise Services Officer and Principal Accounting Officer