Form 10-K
period 2006-12-30
INTEL CORP
filed 2007-02-26
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission File Number 000-06217

INTEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-1672743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Mission College Boulevard, Santa Clara, California	95054-1549
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 765-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.001 par value	The NASDAQ Global Select Market*

Securities registered pursuant to Section 12(g) of the Act:
None

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was approximately
$106.0 billion
5,767 million shares of common stock outstanding as of February 16, 2007

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement relating to its 2007 Annual Stockholders’ Meeting, to be filed subsequently—Part III.

INTEL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

PART I

ITEM 1. BUSINESS

Industry

We are the world’s largest semiconductor chip maker, based on revenue. We develop advanced integrated digital technology platforms and components, primarily integrated circuits, for the computing and communications industries. Integrated circuits are semiconductor chips etched with interconnected electronic switches. Our goal is to be the preeminent provider of semiconductor chips and platform solutions to the worldwide digital economy. We offer products at various levels of integration, allowing our customers flexibility to create advanced computing and communications systems and products.

We believe that end users, original equipment manufacturers, third-party vendors, and service providers of computing and communications systems and devices want platform products. We define a platform as a collection of technologies that are designed to work together to provide a better end-user solution than if the ingredients were used separately. Our platforms consist of various products based on: standards and initiatives; hardware and software that may include technologies such as Hyper-Threading Technology (HT Technology), Intel® Virtualization Technology (Intel® VT), and Intel® Active Management Technology (Intel® AMT); and services. In developing our platforms, we may include ingredients sold by other companies.

Intel’s products include chips, boards, and other semiconductor products that are the building blocks integral to computers, servers, handheld devices, and networking and communications products. Our component-level products consist of integrated circuits used to process information, including microprocessors, chipsets, and flash memory.

We also believe that users of computing and communications systems and devices want improved overall performance and/or improved energy-efficient performance. Improved overall performance can include faster processing performance and other improved capabilities such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, security, manageability, utilization, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance involves balancing the addition of these types of improved performance factors with the power consumption of the platform. Lower power consumption may reduce system heat output, thereby providing power savings, and reducing the total cost of ownership for the end user.

Our customers include:

•	original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who make computer systems, handheld devices, and telecommunications and networking communications equipment;
•	PC and network communications products users (including individuals, large and small businesses, and service providers) who buy PC components and board-level products, as well as our networking, communications, and storage products, through distributor, reseller, retail, and OEM channels throughout the world; and
•	other manufacturers, including makers of a wide range of industrial and communications equipment.

We were incorporated in California in 1968 and reincorporated in Delaware in 1989. Our Internet address is www.intel.com. On this Web site, we publish voluntary reports, which are updated annually, outlining our performance with respect to corporate responsibility, including environmental, health, and safety compliance (these voluntary reports are not incorporated by reference into this Form 10-K). On our Investor Relations Web site, located at www.intc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual stockholders’ meeting, and any amendments to those reports or statements. All such filings are available on our Investor Relations Web site free of charge. The content on any Web site referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Products

Our products currently include microprocessors; chipsets; motherboards; flash memory; wired and wireless connectivity products; communications infrastructure components, including network processors; and products for networked storage.

A microprocessor is the central processing unit (CPU) of a computer system. It processes system data and controls other devices in the system, acting as the “brains” of the computer. The following aspects of microprocessor design impact overall platform performance:

•	Multi-core processors. Multi-core processors contain two or more processor cores, which enable improved multitasking and energy-efficient performance. Our dual-core microprocessors include the Intel® Coretm2 Duo, Intel® Coretm2 Extreme, Intel® Coretm Duo, Intel® Pentium® D, Dual-Core Intel® Xeon® processor family, and Dual-Core Intel® Itanium® processors. Our quad-core microprocessors include the Quad-Core Intel® Xeon®, Intel® Coretm2 Quad, and Intel® Coretm2 Extreme quad-core processors.
•	Microarchitecture design of the CPU. Microprocessor design architectures are commonly categorized by the number of bits (the smallest unit of information processed on a computer) that the processor can handle at one time. Currently, microprocessors are designed to process 32 bits or 64 bits of information at one time. Microprocessors with 64-bit processing capability can address significantly more memory than 32-bit microprocessors. The Intel® Coretm, Intel® Pentium®, Intel® Celeron®, and Intel® Xeon® branded products are based on our 32-bit architecture (IA-32), while Intel® Itanium® branded products are based on our 64-bit architecture (IA-64). Another way to provide 64-bit processing capability is for processors based on 32-bit architecture to have 64-bit address extensions. The majority of our microprocessors are equipped with Intel® 64 architecture, which provides 64-bit address extensions, supporting both 32-bit and 64-bit software applications.
•	Clock speed. Clock speed is the rate at which a microprocessor’s internal logic operates and is a measure of a microprocessor’s performance. Clock speed is measured in units of hertz, or cycles processed per second. One megahertz (MHz) equals one million cycles processed per second, and one gigahertz (GHz) equals one billion cycles processed per second.
•	Speed of memory access. Cache is a memory that can be located directly on the microprocessor, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache—second-level (L2) cache and third-level (L3) cache—to enable higher levels of performance.
•	Speed of communication between the CPU and the chipset. A bus carries data between parts of the system. A faster bus allows for faster data transfer into and out of the processor, enabling increased performance.
•	Amount and type of memory storage. Memory storage is measured in bytes (8 bits), with 1,024 bytes equaling a kilobyte (KB), 1.049 million bytes equaling a megabyte (MB), and 1.074 billion bytes equaling a gigabyte (GB).

In addition to the performance factors discussed above, our Intel® Coretm microarchitecture provides other enhanced features that can increase performance or energy efficiency, including the following:

Feature	Performance Enhancement

Intel® Advanced Smart Cache	Allows one core to utilize the entire cache
Intel® Intelligent Power Capability	Optimizes energy by managing the runtime power consumption of each core
Intel® Wide Dynamic Execution	Enables each core to complete up to four full instructions simultaneously
Intel® Smart Memory Access	Optimizes the use of available data bandwidth from the memory subsystem and hides memory latency
Intel® Advanced Digital Media Boost	Increases the execution speed for instructions used widely in multimedia and graphics applications

Other microprocessor capabilities can also enhance system performance or user experience. For example, we offer microprocessors with Intel’s HT Technology, which allows each processor core to process two threads of instructions simultaneously. This capability can provide benefits in one of two ways: it helps to run “multithreaded” software, which is designed to execute different parts of a program simultaneously, or it helps to run multiple software programs simultaneously in a multitasking environment. Other technologies include Intel AMT, which helps information technology managers diagnose, fix, and protect enabled systems that are plugged in and connected to a network, even if a computer is turned off or has a failed hard drive or operating system; and Intel VT, which provides increased security and management capabilities through the use of virtual partitions that isolate user environments, for example, by enabling a platform to run multiple operating systems and allowing for the system to isolate viruses from applications within other partitions. To take advantage of these features, a computer system must have a microprocessor that supports: a chipset and BIOS (basic input/output system) that use, and software that is optimized for, the technology. Performance also will vary depending on the system hardware and software used.

Microprocessors are also used in embedded designs such as industrial equipment, point-of-sale systems, panel PCs, automotive information/entertainment systems, and medical equipment.

Our microprocessor sales generally have followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, purchases from businesses have tended to be higher in the second half of the year.

The chipset operates as the PC’s “nervous system,” sending data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive, and CD or DVD drive. Chipsets perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Chipsets also extend the graphics, audio, video, and other capabilities of many systems based on our microprocessors. Finally, chipsets control the access between the CPU and main memory. We offer chipsets compatible with a variety of industry-accepted bus specifications, such as the Accelerated Graphics Port (AGP) specification, the Peripheral Components Interconnect (PCI) local bus specification, and the PCI Express* local bus specification. PCI Express significantly increases the data transfer rate of the original PCI specification, thereby improving the graphics and input/output bandwidth and enabling an improved multimedia experience. We believe that our customers also want memory architecture alternatives, and as a result, we offer chipsets supporting double data rate (DDR) and DDR2 (second-generation, faster DDR memory), dynamic random access memory (DRAM), synchronous DRAM (SDRAM), and fully buffered dual in-line memory module (FB-DIMM).

A motherboard is the principal board within a system. A motherboard has connectors for attaching devices to the bus, and typically contains the CPU, memory, and the chipset. We currently offer motherboard products designed for our desktop, server, and workstation platforms, thereby providing a more complete range of solutions for our customers looking for Intel®-based solutions. We provide our OEM customers with the flexibility to make purchases at the board or at the component level.

Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off, and provides faster access to data than traditional hard drives. Flash memory has no moving parts, unlike devices such as rapidly spinning hard drives, allowing flash memory to be more tolerant of bumps and shocks. A common measure of flash memory performance is the density of the product. Density refers to the amount of information the product is capable of storing. Flash memory is based on either NOR or NAND architecture. NOR flash memory, with its fast access or “read” capabilities, has traditionally been used to store executable code. We offer NOR flash memory products such as Intel StrataFlash® wireless memory for mobile phone designs. In addition to product offerings for cellular customers, we offer NOR flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes set-top boxes, networking products, DVD players, DSL and cable modems, and other devices. NAND flash memory is slower in reading data but faster in writing data. We offer NAND flash memory products that are designed primarily for memory cards, digital audio players, and cellular phones. Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT), a company we formed with Micron Technology, Inc. in January 2006. For further discussion of our equity investment in IMFT, see “Note 17: Venture” in Part II, Item 8 of this Form 10-K.

We offer wired and wireless connectivity products based on industry-standard technologies used to translate and transmit data in packets across networks. We offer products for the traditional local area network (LAN) environment, as well as for the wireless LAN (WLAN), metropolitan area network (MAN), and networked storage market segments. For the LAN and MAN market segments, we offer products at multiple levels of integration to provide a low-cost solution with increased speed and signal transmission distance (commonly referred to as “reach”). Gigabit Ethernet networks allow the transmission of one billion individual bits of information per second, and 10-Gigabit Ethernet networks transmit 10 billion bits of information per second. By contrast, Fast Ethernet networks transmit 100 million bits of information per second (Mbps, or megabits per second). Our wireless connectivity products are based on either the 802.11 or 802.16 industry standard. The 802.11 communication standard refers to a family of specifications commonly known as WiFi technology. These specifications describe the bandwidth and frequency of the over-the-air interface between a wireless client and a base station, or between two wireless clients. We also have developed and are developing wireless connectivity products for both mobile and fixed networks based on the 802.16 industry standard, commonly known as WiMAX, which is short for Worldwide Interoperability for Microwave Access. WiMAX is a standards-based wireless technology providing high-speed, last-mile broadband connectivity that makes it possible to wirelessly connect end users to networks, as well as networks to other networks, up to several miles apart.

Communications infrastructure products include network processors, communications boards, and optical transponders that are basic building blocks for modular communications platforms. These products include advanced, programmable processors used in networking equipment to rapidly manage and direct data moving across the Internet and corporate networks. Our modular communications platforms are based on telecommunication industry standards, such as Advanced Telecom Computing Architecture (AdvancedTCA*) systems and carrier-grade servers, allowing for communications and media services to be managed independently from the network itself. Unlike proprietary systems platforms, modular communications platforms are standards-based solutions that offer network infrastructure builders flexible, low-cost, low power consumption options for designing their networks. We also offer embedded processors that can be used for modular communications platform applications.

Our network processor products offer low power consumption and high-performance processing for a wide range of Internet devices.

We offer networked storage products that allow storage resources to be added to either of the two most prevalent types of networking technology: Ethernet or Fibre Channel.

We also have entered into agreements to manufacture and assemble and test application and cellular baseband processors and other products related to product lines that were divested in 2006. These arrangements are expected to continue during a transition period until the acquiring companies arrange for other manufacturing resources. For further discussion of our divestitures, see “Note 14: Acquisitions and Divestitures” in Part II, Item 8 of this Form 10-K.

Our operating segments as of December 30, 2006 included the Digital Enterprise Group, Mobility Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Channel Platforms Group. Each operating segment’s major products and platforms, including some key introductions, are discussed below. For a discussion of our strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

Digital Enterprise Group

The Digital Enterprise Group (DEG)’s products are incorporated into desktop computers, enterprise computing servers, workstations, and the infrastructure for the Internet. DEG’s products include microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments; communications infrastructure components such as network processors, communications boards, and embedded processors; wired connectivity devices; and products for network and server storage.

Net revenue for the DEG operating segment made up 56% of our consolidated net revenue in 2006 (65% in 2005 and 72% in 2004). Revenue from sales of microprocessors within the DEG operating segment represented 41% of consolidated net revenue in 2006 (50% in 2005 and 57% in 2004).

Desktop Market Segment

We develop platforms based on our microprocessors, chipsets, and motherboard products that are optimized for use in the desktop market segment. For high-end desktop platforms, we offer the Intel Core 2 Quad processor, the Intel Core 2 Duo processor, the Intel Pentium D processor, and the Intel® Pentium® 4 processor supporting HT Technology. For lower price-point desktop platforms, we offer the Intel® Celeron® D and Intel Celeron processors. We also offer chipsets designed and optimized for use in desktop platforms.

In 2006 and early 2007, we introduced the following products:

Processor	Cores	Clock Speed	Front Side Bus	Cache

Intel® Pentium® 4 processors 631, 641, 651, and 661	1	Up to 3.60 GHz	800 MHz	2 MB of L2
Intel® Coretm Duo processor	2	Up to 2.16 GHz	667 MHz	2 MB of L2
Intel® Coretm2 Duo processor	2	Up to 2.66 GHz	1066 MHz	Up to 4 MB of shared L2
Intel® Coretm2 Quad processor	4	2.4 GHz	1066 MHz	8 MB of shared L2

Our Intel Core 2 Duo and Intel Core 2 Quad processors are based on the new Intel Core microarchitecture. Microprocessors based on the Intel Core microarchitecture are designed for energy-efficient performance and are manufactured using our 65-nanometer process technology. The Intel Core Duo and Pentium 4 processors are based on the Intel NetBurst® microarchitecture, an earlier generation of Intel microarchitecture.

In June 2006, we launched the Intel® 965 Express Chipset family, which is designed to increase overall system performance through the optimization of available bandwidth and reduction of memory latency. This chipset is designed for desktop PC platforms and is also available as part of our Intel® Viivtm and Intel® vProtm technology-based platforms.

In September 2006, we introduced Intel vPro technology-based platforms for business desktop PCs. Intel vPro technology-based platforms are designed to provide increased security and manageability, energy-efficient performance, and lower cost of ownership. Platforms based on Intel vPro technology include the Intel Core 2 Duo processor, the Intel® Q965 Express Chipset, and the Intel® 82566DM Gigabit Network Connection. Intel vPro technology also features Intel VT and Intel AMT.

Enterprise Market Segment

We develop platforms based on our microprocessors, chipsets, and motherboard products that are optimized for use in the enterprise market segment, which includes entry-level to high-end servers and workstations. Servers, which often have multiple microprocessors working together, manage large amounts of data, direct traffic, perform complex transactions, and control central functions in local and wide area networks and on the Internet. Workstations typically offer higher performance than standard desktop PCs, and are used for applications such as engineering design, digital content creation, and high-performance computing.

Our Intel Xeon processor family of products supports a range of entry-level to high-end technical and commercial computing applications. In comparison to our Intel Xeon processor family, our Intel Itanium processor family, which is based on IA-64 and includes the Intel® Itanium® 2 processor, generally supports an even higher level of reliability and computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions.

In 2006 and early 2007, we introduced the following products:

Processor	Cores	Clock Speed	Front Side Bus	Cache

Dual-Core Intel® Xeon® processors Low Voltage and Ultra Low Voltage	2	Up to 2.0 GHz	667 MHz	2 MB of L2
Dual-Core Intel® Xeon® processor 5000 series	2	Up to 3.73 GHz	667 MHz or 1066 MHz	4 MB of shared L2
Dual-Core Intel® Xeon® processor 5100 series	2	Up to 3.0 GHz	1066 MHz or 1333 MHz	4 MB of shared L2
Dual-Core Intel® Xeon® processor 7100 series	2	Up to 3.5 GHz	667 MHz or 800 MHz	Up to 16 MB of shared L3
Dual-Core Intel® Xeon® processor 3000 series	2	Up to 2.66 GHz	Up to 1066 MHz	Up to 4 MB of shared L3
Quad-Core Intel® Xeon® processor 5300 series	4	Up to 2.66 GHz	1066 MHz or 1333 MHz	8 MB of shared L2
Quad-Core Intel® Xeon® processor 3200 series	4	Up to 2.4 GHz	1066 MHz	8 MB of shared L2
Dual-Core Intel® Itanium® 2 processor 9000 series	2	Up to 1.6 GHz	400 MHz or 533 MHz	Up to 24 MB of shared L3

Our Intel Xeon processor 5100 series, Intel Xeon processor 3000 series, Quad-Core Intel Xeon processor 5300 series, and Quad-Core Intel Xeon processor 3200 series are based on the new Intel Core microarchitecture and are manufactured using our 65-nanometer process technology. The Intel Xeon processor 7100 series and Intel Xeon processor 5000 series are based on the Intel NetBurst microarchitecture and are manufactured using our 65-nanometer process technology.

In March 2006, we launched the Intel® 5000X Chipset family. This chipset is designed for workstations and supports the Intel Xeon 5000 series and Intel Xeon 5100 series of processors. The Intel 5000X Chipset family supports FB-DIMM memory at 533 MHz and 667 MHz, and dual independent buses at 1066 MHz and 1333 MHz, for faster application response and greater memory capacity for data-intensive applications.

Communications Infrastructure Products

In February 2006, we introduced three new Intel Core Duo processors for embedded market segments. These processors are supported by the mobile Intel® 945GM Express Chipset offered by the Mobility Group. These Intel Core Duo processors run at speeds of up to 2.0 GHz, support a 667-MHz bus, and include 2 MB of L2 cache.

Networked Storage Products

In March 2006, we introduced the Intel® Entry Storage System SS4000-E, an Intel XScale® processor-based platform designed to provide easy-to-use, affordable storage for small and mid-size business environments.

In September 2006, we introduced the Intel® IOP34x family of storage processors designed to provide high-speed input/output (I/O) for both external storage products and embedded systems. Based on the Intel XScale microarchitecture, these processors are designed to improve overall system performance by offloading I/O processing functions from the host CPU.

Mobility Group

The Mobility Group’s products currently include microprocessors and related chipsets designed for the notebook market segment and wireless connectivity products. In 2006, the Mobility Group’s products also included cellular baseband processors and application processors. In the fourth quarter of 2006, we sold certain assets of our communications and application processor business line to Marvell Technology Group, Ltd. The divestiture of these assets included the cellular baseband processor and application processor product lines. These product lines are based on Intel XScale technology and are designed for wireless handheld devices such as handsets, PDAs, and mobile phones. Intel and Marvell entered into an agreement whereby we are providing certain manufacturing and transition services to Marvell for a limited time. For further discussion of our divestitures, see “Note 14: Acquisitions and Divestitures” in Part II, Item 8 of this Form 10-K.

Net revenue for the Mobility Group operating segment made up 35% of our consolidated net revenue in 2006 (29% in 2005 and 20% in 2004). Revenue from sales of microprocessors within the Mobility Group represented 26% of consolidated net revenue in 2006 (22% in 2005 and 17% in 2004).

We offer mobile computing microprocessors at a variety of price/performance points, allowing our customers to meet the demands of a wide range of notebook PC designs. These notebook designs include transportable notebooks, which provide desktop-like features such as higher performance processors, full-size keyboards, larger screens, and multiple drives; thin-and-light models, including those optimized for wireless networking; and ultra-portable designs. Within the ultra-portable design category, we provide specialized low-voltage processors targeted for the mini-notebook market segment, and ultra-low-voltage processors targeted for the sub-notebook and tablet market segments of notebook PCs weighing less than 3 pounds and measuring 1 inch or less in height. For high-end mobility platforms, we offer the Intel Core 2 Duo, Intel Core Duo, Intel® Coretm Solo, and Intel® Pentium® M processors. For lower price-point mobile platforms, we offer the Intel® Celeron® M and Mobile Intel® Celeron® processors.

In 2006, a substantial majority of the revenue in the Mobility Group operating segment was from sales of products that make up Intel® Centrino® and Intel® Centrino® Duo mobile technology. Intel Centrino mobile technology consists of either the Intel Core Solo and the mobile Intel® 945 Express Chipset, or the Intel Pentium M processor and the mobile Intel® 915 Express Chipset; and an Intel wireless network connection. Intel Centrino mobile technology is designed to provide high performance, improved battery life, small form factor, and wireless connectivity. The Intel Centrino Duo mobile technology platform expands on the capabilities of Intel Centrino mobile technology with improved multitasking performance, power-saving features to further improve battery life, and a more flexible wireless network connection. Intel Centrino Duo mobile technology consists of either the Intel Core 2 Duo or the Intel Core Duo processor together with the mobile Intel 945 Express Chipset and the Intel® PRO/Wireless 3945ABG Network Connection. Intel Centrino Duo and Intel Centrino mobile technology both enable users to take advantage of wireless capabilities at work and at home, with the installation of the appropriate base-station equipment, as well as at thousands of wireless “hotspots” installed around the world.

In July 2006, we introduced the first mobile processors based on the new Intel Core microarchitecture. Intel Core 2 Duo mobile processors are designed for energy-efficient, 32- and 64-bit mobile computing. Based on our 65-nanometer process technology, these processors run at speeds of up to 2.33 GHz, support a 667-MHz bus, include up to 4 MB of shared L2 cache, and operate at 1.3 volts.

In October 2006, we introduced the Intel® WiMAX Connection 2250, our first dual-mode WiMAX chip, which supports both mobile and fixed networks and is designed for building cost-effective WiMAX modems.

In January 2007, we introduced the Intel® Next-Gen Wireless-N network connection. This product is based on the draft 802.11n WiFi specification and is designed to provide faster performance over a longer range than existing Intel products.

Flash Memory Group

The Flash Memory Group provides advanced flash memory products for a variety of digital devices. Net revenue for the Flash Memory Group operating segment made up 6% of our consolidated net revenue in 2006 (6% in 2005 and 7% in 2004). In 2006, most of the revenue in the Flash Memory Group was derived from our NOR flash memory products.

NOR Flash Memory

We develop NOR flash memory products for cellular phones and embedded form factors. We offer a broad range of memory densities, leading-edge packaging technology, and high-performance functionality. Intel StrataFlash wireless memory, designed for mobile phones, allows two bits of data to be stored in each NOR memory cell for higher storage capacity and lower cost. In addition to product offerings for cellular customers, we offer NOR flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes set-top boxes, networking products, DVD players, DSL and cable modems, and other devices.

Intel StrataFlash wireless memory is available in the Intel® Stacked Chip Scale Package as well as in the Intel ultra-thin stacked chip-scale packaging. Intel Strata Flash wireless memory allows up to five ultra-thin memory chips to be stacked in one package, delivering greater memory capacity and lower power consumption in a smaller package. With heights as low as 1 millimeter, the package allows manufacturers to increase memory density and provide features such as camera capabilities, games, and e-mail in relatively thin cell phones. Our higher density flash products generally incorporate stacked RAM and/or NAND flash, which in some instances we purchase from third-party vendors.

In August 2006, we introduced NOR flash memory products designed for the emerging low-cost cell phone market segment. These products feature cost-efficient NOR flash memory in densities ranging from 32 megabits (Mb) to 256 Mb, with optional RAM in a multi-chip package. They are configured to work with low-cost, single-chip baseband and radio frequency solutions from leading chipset suppliers.

In September 2006, we began shipping Intel® Serial Flash Memory (S33) products designed for the NOR embedded market segment. These offerings include densities ranging from 16 Mb to 64 Mb. Intel Serial Flash Memory offers smaller packages compared to traditional NOR flash memory.

In December 2006, we began shipping our first NOR flash memory products using our 65-nanometer process technology. These products have 1-gigabit (Gb) densities and are designed for the high-end cell phone market segment.

NAND Flash Memory

We develop NAND flash memory products for use primarily in memory cards, digital audio players, and cellular phones. In February 2006, we began shipping our first NAND flash memory products. These products are currently available in densities of up to 4 Gb, and in stacked packaging, in densities of up to 16 Gb. Additionally, we offer multi-level cell NAND flash memory products. Our NAND flash products are manufactured by IMFT using either 72- or 90-nanometer process technology.

Digital Home Group

The Digital Home Group designs and delivers products and platforms for consumer products such as PCs, digital TVs, and networked media devices that meet the demands of consumers through a variety of linked digital devices within the home for the enjoyment of digital media and other content. In January 2006, we began offering Intel Viiv technology-based platforms for use in the digital home. In addition, we offer products for demodulation and tuner applications as well as processors and chipsets for embedded consumer electronics designs such as digital televisions, digital video recorders, and set-top boxes.

PCs based on Intel Viiv technology are designed to make it easier to download, manage, and share the growing amount of digital programming available worldwide, and view that programming on a choice of TVs, PCs, or handheld products. Intel Viiv technology-based systems are designed to provide easier connectivity and interoperability with consumer electronics devices compared to traditional PCs. Platforms based on Intel Viiv technology include one of the following processors: Intel Core 2 Duo, Intel Core 2 Extreme, Intel Core 2 Extreme quad-core, Intel Core Duo, Intel Pentium D, or Pentium® Processor Extreme Edition; as well as a chipset; a network connectivity device; and enabling software—all optimized to work together in the digital home environment.

In July 2006, we introduced the first digital home processor based on the new Intel Core microarchitecture. The Intel Core 2 Extreme processor X6800 is designed for gaming PCs, runs at a speed of 2.93 GHz, supports a 1066-MHz bus, and includes 4 MB of shared L2 cache.

In November 2006, we introduced the Intel Core 2 Extreme quad-core processor QX6700, the first quad-core desktop processor designed for gaming PCs. This processor runs at a speed of 2.66 GHz, supports a 1066-MHz bus, includes 8 MB of shared L2 cache, and supports 64-bit extensions and Intel VT.

Digital Health Group

The Digital Health Group focuses on the digital hospital and consumer/home health products. The Digital Health Group is developing products but currently does not have any discrete product offerings.

Channel Platforms Group

The Channel Platforms Group tailors mainstream platforms to meet local market requirements, and develops and enables unique solutions to meet the needs of users in the developing world.

Manufacturing and Assembly and Test

As of year-end 2006, 68% of our wafer manufacturing, including microprocessor, chipset, NOR flash memory, and communications silicon fabrication, was conducted within the U.S. at our facilities in Arizona, New Mexico, Oregon, Massachusetts, California, and Colorado1. Outside the U.S., 32% of our manufacturing was conducted at our facilities in Ireland and Israel.

As of December 2006, we primarily manufactured our products in the wafer fabrication facilities described below:

	Wafer	Process
Products	Size	Technology	Locations
Microprocessors	300mm	65nm	Ireland, Arizona, Oregon
Microprocessors, chipsets, and communications infrastructure	300mm	90nm	New Mexico, Ireland
NOR flash memory	200mm	65nm	California, Israel
NOR flash memory and communications infrastructure	200mm	90nm	Israel, California
Chipsets, NOR flash memory, and other products	200mm	130nm	New Mexico, Oregon, Massachusetts, Arizona, Ireland, Colorado[1]
Chipsets and other products	200mm	180nm and above	Ireland, Israel

[1]	Management placed for sale our Colorado fabrication facility. For further discussion, see “Note 11: Restructuring and Asset Impairment Charges” in Part II, Item 8 of this Form 10-K.

We expect to increase the capacity of certain facilities listed above through additional investments in capital equipment. In addition to our current facilities, we are building facilities in Arizona and Israel that, in 2007 and 2008 respectively, are expected to begin wafer fabrication for microprocessors on 300mm wafers using 45-nanometer technology.

As of year-end 2006, the majority of our microprocessors were manufactured on 300mm wafers using our 65-nanometer process technology. In 2007, we expect to begin manufacturing microprocessors on our 45-nanometer process technology, the next generation of advanced high-volume production process technology beyond our 65-nanometer process technology. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to prepare each factory for manufacturing. However, continuing to advance our process technology provides benefits that we believe justify these costs. These benefits can include utilizing less space per transistor, which decreases the size of the chip and/or enables us to increase the number of integrated features on each chip; reducing heat output from each transistor; and improving power efficiency. These advancements can result in higher performing microprocessors, products that consume less power, and/or products that cost less to manufacture. To augment capacity in the U.S. and internationally, we use third-party manufacturing companies (foundries) to manufacture wafers for certain components, including chipset, networking, and communications products.

Our NAND flash memory products are manufactured by IMFT, a NAND flash memory manufacturing company that we formed with Micron. We currently purchase 49% of the manufactured output of IMFT. See “Note 17: Venture” in Part II, Item 8 of this Form 10-K.

We primarily use subcontractors to manufacture board-level products and systems, and purchase certain communications networking products from external vendors, primarily in the Asia-Pacific region. We also manufacture microprocessor- and networking-related board-level products, primarily in Malaysia.

Following the manufacturing process, the majority of our components are subject to assembly and test. We perform a substantial majority of our components assembly and test at facilities in Malaysia, the Philippines, China, and Costa Rica. We plan to continue investing in new assembly and test technologies as well as increasing the capacity of our existing facilities and building new facilities to keep pace with our microprocessor, chipset, flash memory, and communications technology improvements. In line with these plans, we plan to build a new assembly and test facility in Vietnam, which is expected to begin production in 2009. This facility will have greater square footage than our current facilities, which will enable us to take advantage of greater efficiencies of scale. To augment capacity, we use subcontractors to perform assembly of certain products, primarily flash memory, chipsets, and networking and communications products. Assembly and test of NAND flash memory products manufactured by IMFT is performed by Micron and other external subcontractors.

Our performance expectations for business integrity; ethics; and environmental, health, and safety compliance are the same, regardless of whether our supplier and subcontractor operations are based in the U.S. or elsewhere. Our employment practices are consistent with, and we expect our suppliers and subcontractors to abide by, local country law. In addition, we impose a minimum employee age requirement regardless of local law.

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

Our products typically are produced at multiple Intel facilities at various sites around the world, or by subcontractors who have multiple facilities. However, some products are produced in only one Intel or subcontractor facility, and we seek to implement actions and plans to reduce the exposure that would result from a disruption at any such facility. On a worldwide basis, we regularly evaluate our key infrastructure, systems, services, and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once vulnerability is identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to reduce the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

We maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. Our worldwide risk and insurance programs are regularly evaluated to seek to obtain the most favorable terms and conditions.

Research and Development

We continue to be committed to investing in world-class technology development, particularly in the area of the design and manufacture of integrated circuits. Research and development (R&D) expenditures in 2006 amounted to $5.9 billion ($5.1 billion in fiscal year 2005 and $4.8 billion in fiscal year 2004). The increase in R&D expenditures was primarily due to share-based compensation effects of $487 million. See “Note 3: Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K.

Our R&D activities are directed toward developing innovations that we believe will deliver the next generation of products and platforms, which will in turn enable new form factors and new usage models for businesses and consumers. We are focusing our R&D efforts on advanced computing, communications, and wireless technologies by developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of microprocessors and chipsets, improving our platform initiatives, and developing software solutions and tools to support our technologies. In line with these efforts, we plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. Our R&D efforts enable new levels of performance and address areas such as scalability for multi-core architectures, system manageability, energy efficiency, digital content protection, and new communication capabilities. Our leadership in silicon technology has enabled us to make “Moore’s Law” a reality. Moore’s Law predicted that transistor density on integrated circuits would double about every two years. Our leadership in silicon technology helps to continue to make Moore’s Law a reality while also bringing new capabilities into silicon and producing new products and platforms optimized for a wider variety of applications. We have completed development of our 45-nanometer process technology, and we expect to begin manufacturing products using our 45-nanometer process technology in the second half of 2007. In the area of wireless communications, our initiatives focus on delivering the technologies that will enable improved wireless capabilities, including expanding and proliferating WiMAX technologies and products.

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

Our R&D model is based on a global organization that emphasizes a collaborative approach in identifying and developing new technologies, leading standards initiatives, and influencing regulatory policy to accelerate the adoption of new technologies. Our R&D initiatives are performed by various business groups within the company, and we centrally manage key cross-business group product initiatives to align and prioritize our R&D activities across these groups. In addition, we may augment our R&D initiatives by investing in companies that are focused on the same areas as our research and development. We also work with a worldwide network of academic and industry researchers, scientists, and engineers in the computing and communications fields. Our network of technology professionals allows us, as well as others in our industry, to benefit from development initiatives in a variety of areas, eventually leading to innovative technologies for users. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration, and promote industry standards that will yield innovative and improved technologies for users.

We have an agreement with Micron for joint development of NAND flash memory technologies. Costs incurred by Intel and Micron for process development are generally split evenly. As the owner of the product designs, Intel assumes the cost for product development and licenses certain product designs to Micron on a royalty-bearing basis.

We perform a majority of our R&D in the U.S. We have been increasing our product development outside the U.S. and have activities at various locations, primarily within Israel, Malaysia, India, China, and Russia. We also maintain R&D facilities in the U.S. focused on developing and improving manufacturing processes, as well as facilities in the U.S., Malaysia, and the Philippines dedicated to improvements in assembly and test processes.

Employees

In September 2006, we announced a restructuring plan that included expected headcount reductions, primarily through workforce reductions, attrition, and targeted divestitures. These actions have resulted in headcount reductions during 2006. See “Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K for further details regarding our restructuring actions. As of December 30, 2006, we had approximately 94,100 employees worldwide, with more than 50% of these employees located in the U.S. As of December 31, 2005, we had approximately 99,900 employees worldwide.

Sales and Marketing

Most of our products are sold or licensed through sales offices located near major concentrations of users, throughout the Asia-Pacific, Americas, Europe, and Japan regions. Our business relies on continued sales growth in both mature and emerging markets.

Sales of our products are typically made via purchase orders that contain standard terms and conditions covering matters such as pricing, payment terms, and warranties, as well as indemnities for issues specific to our products, such as patent and copyright indemnities. From time to time, we may enter into additional agreements with customers covering, for example, changes from our standard terms and conditions, new product development and marketing, private-label branding, and other matters. Most of our sales are made using electronic and web-based processes that allow the customer to review inventory availability and track the progress of specific goods under order. Pricing on particular products may vary based on volumes ordered and other factors.

We sell our products to OEMs and ODMs. ODMs provide design and/or manufacturing services to branded and unbranded private-label resellers. We also sell our products to industrial and retail distributors. In certain instances, we have entered into supply agreements to continue to manufacture and sell products within divested business lines to acquiring companies during certain transition periods. In 2006, Dell Inc. accounted for 19% of our net revenue, and Hewlett-Packard Company accounted for 16% of our net revenue. No other customer accounted for more than 10% of our net revenue. For information about revenue and operating profit by operating segment, and revenue from unaffiliated customers by geographic region/country, see “Note 20: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

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

Our corporate marketing focus is on multi-core microprocessors, which include Intel Core 2 Duo, Intel Core 2 Extreme, and Intel Core 2 Quad processors. These processors are at the center of Intel’s most advanced platforms, which include Intel Centrino mobile technology, Intel vPro technology, and Intel Viiv technology. The Intel Core 2 Quad, Intel Core 2 Extreme, Intel Core 2 Duo, Itanium, Intel Xeon, Pentium, and Celeron trademarks make up our processor brands. We promote brand awareness and generate demand through our own direct marketing as well as co-marketing programs. Our direct marketing activities include television, print and web-based advertising, as well as press relations, consumer and trade events, and industry and consumer communications. We market to consumer and business audiences and focus on building awareness and generating demand for increased performance, power efficiency, and new capabilities.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® program. Through the Intel Inside program, certain customers are licensed to place Intel logos on computers containing our microprocessors and our other technology, and to use our brands in marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for marketing activities for products featuring Intel brands, subject to the OEMs meeting defined criteria. This program broadens the reach of our brands beyond the scope of our own direct advertising. In addition, it provides us with the opportunity to do joint marketing with certain customers.

Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue on the sale is deferred. Our standard terms and conditions of sale typically provide that payment is due at a later date, generally 30 days after shipment, delivery, or the customer’s use of the product. Our credit department sets accounts receivable and shipping limits for individual customers for the purpose of controlling credit risk to Intel arising from outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance. Credit losses may still be incurred due to bankruptcy, fraud, or other failure of the customer to pay. See “Schedule II—Valuation and Qualifying Accounts” in Part IV of this Form 10-K for information about our allowance for doubtful receivables.

Backlog

We do not believe that backlog as of any particular date is meaningful, as our sales are made primarily pursuant to standard purchase orders for delivery of products. Only a small portion of our orders are non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant.

Competition

Our products compete primarily on the basis of performance, features, quality, brand recognition, price, and availability. Our ability to compete depends on our ability to provide innovative products and worldwide support for our customers at competitive prices, including providing improved energy-efficient performance, enhanced security, reduced heat output, manageability, and integrated solutions. In addition to our various computing, networking, and communications products, we offer platforms that incorporate various components, which bring together a collection of technologies that we believe create a better end-user solution than if the ingredients were used separately.

The semiconductor industry is characterized by rapid advances in technology and new product introductions. As unit volumes of a particular product grow, production experience is accumulated and costs typically decrease, further competition develops, and as a result, prices decline. The life cycle of our products is very short, sometimes less than a year. Our ability to compete depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements, and develop and launch new products and platforms, while reducing our average per unit costs. When we believe it is appropriate, we will take various steps, including introducing new products and platforms, discontinuing older products, reducing prices, and offering rebates and other incentives, to increase acceptance of our latest products and to be competitive within each relevant market segment. Our products compete with products developed for similar or rival architectures and with products based on the same or rival standards. We cannot predict which competing standards will become the prevailing standards in the market segments in which we compete. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Many companies compete with us in the various computing, networking, and communications market segments, and are engaged in the same basic business activities, including research and development. Worldwide, these competitors range in size from large established multinational companies with multiple product lines to smaller companies and new entrants to the marketplace that compete in specialized market segments. Some of our competitors may have development agreements with other companies, and in some cases our competitors may also be our customers and/or suppliers. Product offerings may cross over into multiple product categories, offering us new opportunities but also resulting in more competition. It may be difficult for us to compete in market segments where our competitors have established products and brand recognition.

We believe that our network of manufacturing facilities and assembly and test facilities gives us a competitive advantage. This network enables us to have more direct control over our processes, quality control, product cost, volume, timing of production, and other factors. These facilities require significant up-front capital spending, and many of our competitors do not own such facilities because they cannot afford to do so or because their business models involve the use of third-party facilities for manufacturing and assembly and test. These “fabless semiconductor companies” include Broadcom Corporation, NVIDIA Corporation, QUALCOMM Incorporated, and VIA Technologies, Inc. (VIA). Some of our competitors own portions of such facilities through investment or joint-venture arrangements with other companies. There is a group of third-party manufacturing companies (foundries) and assembly and test subcontractors that offers their services to companies without owned facilities or companies needing additional capacity. These foundries and subcontractors may also offer intellectual property, design services, and other goods and services to our competitors. Competitors who outsource their manufacturing and assembly and test operations can significantly reduce their capital expenditures.

We plan to continue to cultivate new businesses and work with the computing and communications industries through standards bodies, trade associations, OEMs, ODMs, and independent software and operating system vendors to help align the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to build out the infrastructure for wireless network connectivity. We are also working with these industries to develop software applications and operating systems that take advantage of our platforms through programs such as the Intel® Software Partner Program, which provides opportunities that help companies develop, market, and sell solutions that take advantage of the latest Intel platforms and technologies. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer by developing content protection specifications such as the Digital Transmission Content Protection (DTCP) specification. DTCP defines a secure protocol for protecting audio and video entertainment content from illegal copying, intercepting, and tampering as it moves across digital interfaces such as Universal Serial Bus (USB) and IP-based home networks. Our competitors may also participate in the same initiatives and specification development. Our participation does not ensure that any standards or specifications adopted by these organizations will be consistent with our product planning. We continuously evaluate our product offerings and the timing of their introductions, taking into account factors such as customer requirements and availability of infrastructure to take advantage of product features, performance, and maturity of application software for each type of product in the relevant market segments.

Companies in the semiconductor industry often rely on the ability to license patents from each other in order to compete in today’s markets. Many of our competitors have broad cross-licenses or licenses with us, and under current case law, some such licenses may permit these competitors to pass our patent rights on to others. If one of these licensees becomes a foundry, our competitors might be able to avoid our patent rights in manufacturing competing products. In addition to licensing our patents to competitors, we participate in some industry organizations that are engaged in the development of standards or specifications and may require us to license our patents to other companies that adopt such industry standards or specifications, even when such organizations do not adopt the standards or specifications proposed by Intel. Any Intel patents that may be subject to the licensing policies of such organizations due to our participation in such initiatives might not, in some situations, be available for us to enforce against others who might be infringing those patents. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

We continue to be largely dependent on the success of our microprocessor business. Our ability to compete depends on our ability to deliver new microprocessor products with improved overall performance and/or improved energy-efficient performance at competitive prices. Many of our competitors, including Advanced Micro Devices, Inc. (AMD), our primary microprocessor competitor, market software-compatible products that compete with our processors. We also face competition from companies offering rival microarchitecture designs, such as Cell Broadband Engine Architecture developed jointly by International Business Machines Corporation (IBM), Sony Corporation, and Toshiba Corporation. Our desktop processors compete with products offered by AMD, IBM, and VIA, among others. Our mobile microprocessor products compete with products offered by AMD, IBM, Transmeta Corporation, and VIA, among others. Our server processors compete with software-compatible products offered by AMD and with products based on rival architectures, including the Service-Oriented Architecture (SOA) offered by IBM and the Scalable Processor Architecture (SPARC*) offered by Sun Microsystems, Inc.

Our chipsets compete in the various market segments against different types of chipsets that support either our microprocessor products or rival microprocessor products. Competing chipsets are produced by companies such as ATI Technologies, Inc. (recently acquired by AMD), NVIDIA, Silicon Integrated Systems Corporation (SIS), and VIA. We also compete with companies offering graphics components and other special-purpose products used in the desktop, mobile, and server market segments. One aspect of our business model is to incorporate improved performance and advanced properties into our microprocessors and chipsets, the demand for which may increasingly be affected by competition from companies, such as NVIDIA, whose business models are based on incorporating improved performance into dedicated chipsets and other components, such as graphics controllers.

Our NOR and NAND flash memory products currently compete with the products of other companies, such as Hynix Semiconductor Inc., Micron, Samsung Electronics Co., Ltd., Spansion Inc., STMicroelectronics NV, and Toshiba.

We offer products designed for wired and wireless connectivity; for the communications infrastructure, including network processors; and for networked storage. These products currently compete against offerings from companies such as Applied Micro Circuits Corporation, AMD, Broadcom, Freescale Semiconductor, Inc., IBM, OpNext, Inc., Sun Microsystems, and VIA.

We also offer platforms for the desktop, mobile, and server market segments that integrate components that enable targeted usage models. We believe that our platform offerings give us a competitive advantage. Our platforms are designed to meet the specific needs of end users and are optimized to deliver increased security and manageability, energy-efficient performance, and other innovative solutions embedded into our microprocessors. With AMD’s acquisition of ATI Technologies, we anticipate increased platform competition in various market segments.

Acquisitions and Strategic Investments

During 2006, the company did not complete any acquisitions qualifying as business combinations. In 2006, Intel formed IMFT, a NAND flash memory manufacturing company, with Micron. Intel invested $1.3 billion in return for a 49% interest. See “Note 17: Venture” in Part II, Item 8 of this Form 10-K. Also during 2006, Intel paid $600 million for an investment in Clearwire Corporation. Clearwire builds and operates next-generation wireless broadband networks. See “Note 7: Investments” in Part II, Item 8 of this Form 10-K.

Intellectual Property and Licensing

Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets, trademarks, and maskwork rights. We maintain an active program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems. We intend to license our intellectual property rights where we can obtain adequate consideration. See “Competition” in Part I, Item 1 of this Form 10-K; “Legal Proceedings” in Part I, Item 3 of this Form 10-K; and “Risk Factors” in Part I, Item 1A of this Form 10-K.

We have filed and obtained a number of patents in the U.S. and abroad. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent. We and other companies in the computing, telecommunications, and related high-technology fields typically apply for and receive, in the aggregate, tens of thousands of overlapping patents annually in the U.S. and other countries. We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted. As we expand our product offerings into new industries, such as consumer electronics, we also seek to extend our patent development efforts to patent such product offerings. Established competitors in existing and new industries, as well as companies that purchase and enforce patents and other intellectual property, may already have patents covering similar products. There is no assurance that we will be able to obtain patents covering our own products, or that we will be able to obtain licenses from such companies on favorable terms or at all.

The large majority of the software we distribute, including software embedded in our component and system-level products, is entitled to copyright protection.

To distinguish Intel products from our competitors’ products, we have obtained certain trademarks and trade names for our products, and we maintain cooperative advertising programs with certain customers to promote our brands and to identify products containing genuine Intel components.

We also protect certain details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information.

Compliance with Environmental, Health, and Safety Regulations

Intel is committed to achieving high standards of environmental quality and product safety, and strives to provide a safe and healthy workplace for our employees, contractors, and the communities in which we do business. We have environmental, health, and safety (EHS) policies and expectations that apply to our global operations. Each of Intel’s worldwide production facilities is registered to the International Organization for Standardization (ISO) 14001 environmental management system standard. Intel’s internal EHS auditing program addresses not only compliance but also business risk and management systems. We focus on minimizing and properly managing hazardous materials used in our facilities and products. We monitor regulatory and resource trends and set company-wide short- and long-term performance targets for key resources and emissions. These targets address several parameters, including energy and water use, climate change, waste recycling, and emissions. For example, we continue to take action to achieve our global energy reduction goal by investing in energy conservation projects in our factories and working with suppliers of manufacturing tools to improve energy efficiency. Intel also is focused on developing innovative solutions to improve the energy efficiency of our products and those of our customers. Intel has taken a holistic approach to power management, addressing the challenge at all levels, including the silicon, package, circuit, micro/macro architecture, platform, and software levels.

The production of Intel products requires the use of hazardous materials that are subject to a broad array of EHS laws and regulations. Intel actively monitors the materials used in the production of our products. Intel has specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. Intel continues to make efforts to reduce hazardous materials in our products to position us to meet various environmental restrictions on product content throughout the world. As Intel continues to advance process technology, the materials, technologies, and products themselves become increasingly complex. Our evaluations of materials for use in R&D and production take into account EHS considerations. Compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into Intel’s design for EHS programs.

Intel is committed to the protection of human rights and the environment throughout its supply chain. Intel expects suppliers to understand and fully comply with all EHS and related laws and regulations. In addition, suppliers are expected to abide by Intel’s policies, such as its Corporate Business Principles and the Electronics Industry Code of Conduct; maintain progressive employment practices; and comply with other applicable laws including, at a minimum, those covering non-discrimination in the terms and conditions of employment, child labor, minimum wages, employee benefits, and work hours.

Executive Officers of the Registrant

The following sets forth certain information with regard to the executive officers of Intel as of February 23, 2007 (ages are as of December 30, 2006):

Craig R. Barrett (age 67) has been a director of Intel since 1992 and Chairman of the Board since 2005. Prior to that, Dr. Barrett was Chief Executive Officer from 1998 to 2005; President from 1997 to 2002; Chief Operating Officer from 1993 to 1997; and Executive Vice President from 1990 to 1997.

Paul S. Otellini (age 56) has been a director of Intel since 2002 and President and Chief Executive Officer since 2005. Prior to that, Mr. Otellini was Chief Operating Officer from 2002 to 2005; Executive Vice President and General Manager, Intel Architecture Group, from 1998 to 2002; Executive Vice President and General Manager, Sales and Marketing Group, from 1996 to 1998; and Senior Vice President and General Manager, Sales and Marketing Group, from 1994 to 1996.

Andy D. Bryant (age 56) has been Executive Vice President and Chief Financial and Enterprise Services Officer since 2001, and was Senior Vice President and Chief Financial and Enterprise Services Officer from 1999 to 2001. Prior to that, Mr. Bryant was Senior Vice President and Chief Financial Officer in 1999, and Vice President and Chief Financial Officer from 1994 to 1999.

Sean M. Maloney (age 50) has been Executive Vice President and General Manager, Sales and Marketing Group, and Chief Sales and Marketing Officer since July 2006. Prior to that, Mr. Maloney was Executive Vice President and General Manager, Mobility Group, from 2005 to 2006; Executive Vice President and General Manager, Intel Communications Group, from 2001 to 2005; Executive Vice President and Director, Sales and Marketing Group, in 2001; Senior Vice President and Director, Sales and Marketing Group, from 1999 to 2001; Vice President and Director, Sales and Marketing Group, from 1998 to 1999; and Vice President, Sales, and General Manager, Asia-Pacific Operations, from 1995 to 1998.

Robert J. Baker (age 51) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since 2001, and was Vice President and General Manager, Components Manufacturing, from 2000 to 2001. Prior to that, Mr. Baker managed Fab Sort Manufacturing from 1999 to 2000 and Microprocessor Components Manufacturing from 1996 to 1999.

Patrick P. Gelsinger (age 45) has been Senior Vice President and General Manager, Digital Enterprise Group, since 2005. Prior to that, Mr. Gelsinger was Chief Technology Officer from 2001 to 2005; Chief Technology Officer, Computing Group, from 2000 to 2001; and Vice President and General Manager, Desktop Products Group, from 1996 to 2000.

David Perlmutter (age 53) has been Senior Vice President and General Manager, Mobility Group, since 2005. Prior to that, Mr. Perlmutter was Vice President and General Manager, Mobility Group, in 2005; Vice President and General Manager, Mobile Platforms Group, from 2000 to 2005; and Vice President, Microprocessor Group, and General Manager, Basic Microprocessor Division and Intel Israel Development Center, from 1996 to 2000.

D. Bruce Sewell (age 48) has been Senior Vice President and General Counsel since 2005. Prior to that, Mr. Sewell was Vice President and General Counsel in 2005; Vice President, Legal and Government Affairs and Deputy General Counsel from 2001 to 2004; and served in a variety of senior legal positions at Intel from 1995 to 2001.

Arvind Sodhani (age 52) has been Senior Vice President of Intel and President of Intel Capital since 2005. Prior to that, Mr. Sodhani was Senior Vice President and Treasurer of Intel in 2005; Vice President and Treasurer from 1990 to 2005; and Treasurer from 1988 to 1990.

William M. Holt (age 54) has been Senior Vice President and General Manager, Technology and Manufacturing Group, since November 2006. Prior to that, Mr. Holt was Vice President and Co-General Manager, Technology and Manufacturing Group, from 2005 to November 2006, and Vice President and Director, Logic Technology Development, from 1999 to 2005.

Thomas M. Kilroy (age 49) has been Vice President and General Manager, Digital Enterprise Group, since 2005. Prior to that, Mr. Kilroy was Vice President, Sales and Marketing Group, and Co-President of Intel Americas, Inc. from 2003 to 2005; Vice President, Sales and Marketing Group, and General Manager, Communication Sales Organization, in 2003; and Vice President, Sales and Marketing Group, and General Manager, Reseller Channel Operation, from 2000 to 2003.

ITEM 1A. RISK FACTORS

Fluctuations in demand for our products may adversely affect our financial results and are difficult to forecast.
If demand for our products fluctuates, our revenue and gross margin could be adversely affected. Important factors that could cause demand for our products to fluctuate include:

•	competitive pressures from companies that have competing products, chip architectures, and manufacturing technologies including product offerings, marketing programs, and pricing pressures;
•	changes in customer product needs;
•	changes in the level of customers’ component inventory;
•	changes in business and economic conditions, including a downturn in the semiconductor industry;
•	strategic actions taken by our competitors; and/or
•	market acceptance of our products.

If demand for our products is reduced, our manufacturing and/or assembly and test capacity could be under-utilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory planning decisions may shorten the useful lives of long-lived assets including facilities and equipment and cause us to accelerate depreciation. In the long term, if demand for our products increases, we may not be able to add manufacturing and/or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory, which would have a negative impact on our gross margin.

The semiconductor industry and our operations are characterized by a high percentage of costs that are fixed or otherwise difficult to reduce in the short term, and by product demand that is highly variable and subject to significant downturns that may adversely affect our business, results of operations, and financial condition.
The semiconductor industry and our operations are characterized by high costs, such as those related to facility construction and equipment, research and development, and employment and training of a highly skilled workforce, that are either fixed or difficult to reduce in the short term. At the same time, demand for our products is highly variable and there have been downturns, often in connection with maturing product cycles as well as downturns in general economic market conditions. These downturns have been characterized by reduced product demand, manufacturing overcapacity, high inventory levels, and lower average selling prices. The combination of these factors may cause our revenue, gross margin, cash flow, and profitability to vary significantly in both the short and long term.

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could have an adverse effect on our ability to compete.
We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments of our assets.

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
We have sales offices, research and development, manufacturing, and assembly and test facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations may be subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries, which could in turn have an adverse effect on our results of operations and financial condition, including:

•	security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;
•	health concerns;
•	natural disasters;
•	inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers and supply chain interruptions;
•	differing employment practices and labor issues;
•	local business and cultural factors that differ from our normal standards and practices;
•	regulatory requirements and prohibitions that differ between jurisdictions; and/or
•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings.

In addition, although most of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates, including those caused by currency controls, could negatively impact our business operating results and financial condition by resulting in lower revenue or increased expenses. In addition, changes in tariff and import regulations and to U.S. and non-U.S. monetary policies may also negatively impact our revenue in those affected countries. Varying tax rates in different jurisdictions could negatively impact our overall tax rate.

Failure to meet our production targets, resulting in undersupply or oversupply of products, may adversely impact our business and results of operations.
Production of integrated circuits is a complex process. Disruptions in this process can result from difficulties in our development and implementation of new processes, errors, and interruptions in the processes; defects in materials; and disruptions in our supply of materials or resources—all of which could affect the timing of production ramps and yields. Furthermore, we may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to increase production as desired, resulting in higher costs or substantial decreases in yields, which could impact our ability to produce sufficient volume to meet specific product demand. Furthermore, the unavailability or reduced availability of certain products could make it more difficult to implement our platform strategy. We may also experience increases in yields. A substantial increase in yields could result in higher inventory levels and the possibility of resulting excess capacity charges as we slow production to reduce inventory levels. The occurrence of any of these events could adversely impact our business and results of operations.

We may have difficulties obtaining the resources or products we need for manufacturing or assembling our products or operating other aspects of our business, which could adversely affect our ability to meet demand for our products and may increase our costs.
We have thousands of suppliers providing various materials that we use in production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or could make it more difficult for us to implement our platform strategy. In addition, production could be disrupted by the unavailability of the resources used in production, such as water, silicon, electricity, and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. The occurrence of any of these events could adversely impact our business and results of operations.

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
From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide it is appropriate to:

•	pay third-party infringement claims;
•	discontinue manufacturing, using, or selling particular products subject to infringement claims;
•	discontinue using the technology or processes subject to infringement claims;
•	develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; and/or
•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

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
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, and other issues. As described in “Legal Proceedings” in Part I, Item 3 of this Form 10-K, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from manufacturing or selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on business and results of operations for the period in which the ruling occurred or future periods.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.
Our ability to enforce our patents, copyrights, software licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business in the manner discussed above. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products, due to an injunction, or we may have to pay material amounts of damages, which could in turn negatively affect our results of operations. In addition, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may negatively impact our competitive position and our business.

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

Changes in our decisions with regard to our announced restructuring and efficiency project, and other factors, could affect our results of operations and financial condition.
Factors that could cause actual results to differ materially from our expectations with regard to our announced restructuring include:

•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate works councils;
•	assumptions related to severance and post-retirement costs;
•	future acquisitions, dispositions, or investments;
•	new business initiatives and changes in product roadmap, development, and manufacturing;
•	changes in employment levels and turnover rates;
•	assumptions related to product demand and the business environment; and/or
•	assumptions related to the fair value of certain property, plant and equipment.

In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could have an adverse effect on our results of operations.
In order to compete, we must attract, retain, and motivate executives and other key employees, including those in managerial, technical, sales, marketing, and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be adversely impacted, which could negatively affect our results of operations.

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.

Our failure to comply with applicable environmental laws and regulations worldwide could adversely impact our business and results of operations.
The manufacture and assembly and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health, and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines, and legal liabilities;
•	suspension of production;
•	alteration of our fabrication and assembly and test processes; and/or
•	curtailment of our operations or sales.

In addition, our failure to properly manage the use, transportation, emission, discharge, storage, recycling, or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs, or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of certain materials in our manufacturing, assembly and test processes, or products. Any of these consequences could adversely impact our business and results of operations by increasing our expenses and/or requiring us to alter our manufacturing and assembly and test processes.

Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rates may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
•	changes in available tax credits;
•	changes in share-based compensation expense;
•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and/or
•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the U.S. Internal Revenue Service (IRS) and other tax authorities regularly examine our income tax returns. The IRS has proposed adjustments or issued formal assessments related to amounts reflected on certain of our tax returns as a tax benefit for our export sales. See “Note 19: Contingencies” in Part II, Item 8 of this Form 10-K. Our results of operations could be adversely impacted if these assessments or any other assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 30, 2006, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	27.9	13.2	41.1
Leased facilities[2]	2.2	3.4	5.6

Total facilities	30.1	16.6	46.7

[1]	Leases on portions of the land used for these facilities expire at varying dates through 2062.

[2]	These leases expire at varying dates through 2021 and generally include renewals at our option.

Our principal executive offices are located in the U.S. The majority of our wafer fabrication and research and development activities are also located within the U.S. Outside the U.S., we have wafer fabrication at our facilities in Ireland and Israel. The majority of our assembly and test facilities are located overseas, specifically in Malaysia, the Philippines, China, and Costa Rica. In addition, we have sales and marketing offices located worldwide. These facilities are generally located near major concentrations of users. We also plan to build a new assembly and test facility in Vietnam, which is expected to begin production in 2009. This facility will have more square footage than our current assembly and test facilities, which will enable us to take advantage of greater efficiencies of scale.

With the exception of our fabrication facility in Colorado, which we have placed for sale (see “Note 11: Restructuring and Asset Impairment Charges” in Part II, Item 8 of this Form 10-K), we believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see “Note 20: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

A.	Tax Matters

In connection with the regular examination of Intel’s tax returns for the years 1999 through 2005, the IRS formally assessed, in 2005 and 2006, certain adjustments to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company does not agree with these adjustments and has appealed the assessments. If the IRS prevails in its position, Intel’s federal income tax due for 1999 through 2005 would increase by approximately $2.2 billion, plus interest. In addition, the IRS will likely make a similar claim for 2006, and if the IRS prevails, income tax due for 2006 would increase by approximately $200 million, plus interest.

Although the final resolution of the adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows, or overall trends in results of operations. There is the possibility of a material adverse impact on the results of operations for the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

B.	Litigation

Intel currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation
and Intel Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations

In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 78 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, and the District of Delaware, as well as in various California, Kansas, and Tennessee state courts. All the federal class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. Intel disputes AMD’s claims and the class-action claims, and intends to defend the lawsuits vigorously.

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

Barbara’s Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc.
Third Judicial Circuit Court, Madison County, Illinois

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company, and HPDirect, Inc. alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel Pentium 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing such microprocessors. In January 2005, the Circuit Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the Circuit Court’s class certification order. In July 2006, the Illinois Appellate Court, Fifth District, vacated the Circuit Court’s class certification order, and remanded the case to the Circuit Court with instructions to reconsider its class certification ruling. In August 2006, the Illinois Supreme Court agreed to review the Appellate Court’s decision, and that review is pending. The plaintiffs seek unspecified damages, and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

AmberWave Systems Corporation v. Intel Corporation
United States District Court for the District of Delaware

Beginning in May 2005, Intel and AmberWave Systems Corporation filed a series of lawsuits against each other that were consolidated into actions in the United States District Court for the District of Delaware. AmberWave claimed that certain Intel semiconductor manufacturing processes infringed six AmberWave patents related to semiconductor fabrication. AmberWave sought damages, treble damages for alleged willful infringement, an injunction, and attorneys’ fees. Intel disputed AmberWave’s allegations and defended the lawsuits vigorously. In 2007, Intel and AmberWave entered into a license agreement under which, among other terms, Intel agreed to make certain payments to AmberWave, and AmberWave agreed to license AmberWave’s patent portfolio to Intel. The parties agreed to jointly dismiss the actions with prejudice.

Transmeta Corporation v. Intel Corporation
United States District Court for the District of Delaware

In October 2006, Transmeta Corporation filed a lawsuit in the United States District Court for the District of Delaware. Transmeta alleges that Intel’s P6, Pentium 4, Pentium M, Intel Core, and Intel Core 2 processors infringe 10 Transmeta patents alleged to cover computer architecture and power-efficiency technologies. In December 2006, Transmeta filed an amended complaint alleging that Intel’s processors infringe an eleventh Transmeta patent. Intel filed counterclaims against Transmeta alleging that Transmeta’s Crusoe, Efficeon, and Efficeon 2 families of microprocessors infringe seven Intel patents. Transmeta seeks damages, treble damages, an injunction, and attorneys’ fees. Intel disputes Transmeta’s allegations of infringement and intends to defend the lawsuits vigorously.

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

In each quarter during 2006, we paid a cash dividend of $0.10 per common share, for a total of $0.40 for the year ($0.08 each quarter during 2005 for a total of $0.32 for the year). We have paid a cash dividend in each of the past 57 quarters. In January 2007, our Board of Directors declared a cash dividend of $0.1125 per common share for the first quarter of 2007. The dividend is payable on March 1, 2007 to stockholders of record on February 7, 2007.

As of February 16, 2007, there were approximately 195,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities (In Millions, Except Per Share Amounts)

			Total
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	That May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	Per	Announced	Under the
Period	Purchased	Share	Plans	Plans

October 1, 2006–October 28, 2006	0.4	$21.36	0.4	$17,411
October 29, 2006–November 25, 2006	6.8	$20.95	6.8	$17,270
November 26, 2006–December 30, 2006	—	$—	—	$17,270

Total	7.2	$20.98	7.2

The company has an ongoing authorization, as amended in November 2005, from the Board of Directors to repurchase up to $25 billion in shares of Intel’s common stock in open-market or negotiated transactions.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Dow Jones Technology Index and the Standard & Poor’s 500 Index for the five fiscal years ended December 30, 2006. The graph and table assume that $100 was invested on December 28, 2001 (the last day of trading for the fiscal year ended December 29, 2001) in each of our common stock, the Dow Jones Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Dow Jones and Company, Inc. and Standard & Poor’s Compustat Services, Inc. furnished this data. Cumulative total stockholder returns for our common stock, the Dow Jones Technology Index, and the S&P 500 Index are based on our fiscal year.

Comparison of Five-Year Cumulative Return for Intel, the Dow Jones Technology Index, and the S&P 500 Index

	2001	2002	2003	2004	2005	2006
Intel Corporation	$100	$52	$100	$76	$82	$67
Dow Jones Technology Index	$100	$61	$90	$92	$95	$105
S&P 500 Index	$100	$77	$98	$110	$115	$134

ITEM 6.	SELECTED FINANCIAL DATA

Five Years Ended December 30, 2006

			Research &	Operating
(In Millions)	Net Revenue	Gross Margin	Development	Income	Net Income

2006	$35,382	$18,218	$5,873	$5,652	$5,044
2005	$38,826	$23,049	$5,145	$12,090	$8,664
2004	$34,209	$19,746	$4,778	$10,130	$7,516
2003	$30,141	$17,094	$4,360	$7,533	$5,641
2002	$26,764	$13,318	$4,034	$4,382	$3,117

	Basic	Diluted	Weighted Average	Dividends	Dividends
	Earnings Per	Earnings	Diluted Shares	Declared	Paid Per	Share-Based
(In Millions, Except Per Share Amounts)	Share	Per Share	Outstanding	Per Share	Share	Compensation[1]

2006	$0.87	$0.86	5,880	$.40	$.40	$1,375
2005	$1.42	$1.40	6,178	$.32	$.32	$—
2004	$1.17	$1.16	6,494	$.16	$.16	$—
2003	$0.86	$0.85	6,621	$.08	$.08	$—
2002	$0.47	$0.46	6,759	$.08	$.08	$—

					Additions to
	Net Investment in				Property,	Employees at
	Property, Plant		Long-Term	Stockholders’	Plant &	Year-End
(In Millions, Except Employees)	& Equipment	Total Assets	Debt	Equity	Equipment	(In Thousands)

2006	$17,602	$48,368	$1,848	$36,752	$5,779	94.1
2005	$17,111	$48,314	$2,106	$36,182	$5,818	99.9
2004	$15,768	$48,143	$703	$38,579	$3,843	85.0
2003	$16,661	$47,143	$936	$37,846	$3,656	79.7
2002	$17,847	$44,224	$929	$35,468	$4,703	78.7

[1]	We began recognizing the provisions of SFAS No. 123(R) beginning in fiscal year 2006. See “Note 2: Accounting Policies” and “Note 3: Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K.

The ratio of earnings to fixed charges for each of the five years in the period ended December 30, 2006 was as follows:

2006	2005	2004	2003	2002

50x	169x	107x	72x	32x

Fixed charges consist of interest expense, the estimated interest component of rent expense, and capitalized interest.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) by discussing Intel’s overall strategy and the strategy for our major operating segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. The “Strategy” section is followed by a discussion of the “Critical Accounting Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our “Results of Operations” beginning with an “Overview,” followed by a comparison of 2006 to 2005, and 2005 to 2004. Following the analysis of our results, we provide an analysis of changes in our balance sheets and cash flows, and discuss our financial condition in the section entitled “Liquidity and Capital Resources” followed by a discussion of our “Contractual Obligations,” “Off-Balance-Sheet Arrangements,” and “Equity Incentive Plans.” We then conclude this MD&A with our “Business Outlook” section, discussing our outlook for 2007.

This MD&A should be read in conjunction with the other sections of this Form 10-K, including Part I, “Item 1: Business”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part I, Item 1A of this Form 10-K). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 21, 2007.

Strategy

Our goal is to be the preeminent provider of semiconductor chips and platform solutions to the worldwide digital economy. As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design and manufacture of integrated circuits, as well as our financial resources, global presence, and brand recognition.

Our strategy focuses on taking customer needs into account in developing the next generation of products and platforms that will enable new form factors and new usage models for businesses and consumers. We believe that end users, OEMs, third-party vendors, and service providers of computing and communications systems and devices want platform products. We define a platform as a collection of technologies that are designed to work together to provide a better end-user solution than if the ingredients were used separately. Our platforms consist of various products based on standards and initiatives; hardware and software that may include technologies such as HT Technology, Intel VT, and Intel AMT; and services. In developing our platforms, we may include ingredients sold by other companies. The success of our strategy to offer platform solutions is dependent on our ability to select and incorporate ingredients that customers value, and to market the platforms effectively. We have a tiered brand strategy that addresses our customer needs within various market price points.

We also believe that users of computing and communications systems and devices want improved overall performance and/or improved energy-efficient performance. Improved overall performance can include faster processing performance and other improved capabilities such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, security, manageability, utilization, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance involves balancing the addition of these types of improved performance factors with the power consumption of the platform. Lower power consumption may reduce system heat output, provide power savings, and reduce the total cost of ownership for the end user. It is our goal to incorporate these improvements in our various products and platforms to meet end-user demands. In line with these efforts, we are focusing on further development of multi-core microprocessors. Multi-core microprocessors contain two or more processor cores, which enable improved multitasking and energy-efficient performance. Our strategy for developing processors with improved performance is to synchronize the introduction of new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We make equity investments in companies around the world to further our strategic objectives and support our key business initiatives, including investments through our Intel Capital program. We generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. The investments may support, among other things, Intel product initiatives, emerging trends in the technology industry, or worldwide Internet deployment. We invest in companies that develop software, hardware, or services supporting our technologies. Our current investment focus areas include helping to enable mobile wireless devices, advance the digital home, provide access to premium digital content, enhance the digital enterprise, advance high-performance communications infrastructures, and develop the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

We plan to continue to cultivate new businesses and work with the computing, communications, and consumer electronics industries through standards bodies, trade associations, OEMs, ODMs, and independent software and operating system vendors, to encourage the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to expand the infrastructure for wireless connectivity, including wireless broadband. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer.

Digital Enterprise Group

The Digital Enterprise Group (DEG) designs and delivers computing and communications platforms for businesses, service providers, and consumers. DEG products are incorporated into desktop computers, enterprise computer servers, workstations, and the infrastructure for the Internet. DEG platforms for businesses are designed to increase employee productivity and reduce total cost of ownership. We develop these platforms based on our processors, chipsets, board-level products, wired connectivity products, and products for network and server storage. The processors that DEG offers are designed for various market segments, and include microprocessors that are optimized for use in the desktop and server computing market segments; products designed for the communications infrastructure, including network processors and communications boards; and products for the embedded market segment. End-user products for the embedded market segment include products such as industrial equipment, point-of-sale systems, panel PCs, automotive information/entertainment systems, and medical equipment. Consumer desktop platforms that are designed and marketed specifically for the digital home are offered by the Digital Home Group.

Our strategy for the desktop computing market segment is to introduce platforms with improved energy-efficient performance, tailored to the needs of different market segments. Our primary platform for business desktop PCs is the Intel vPro technology-based platform. Platforms based on Intel vPro technology currently include the Intel Core 2 Duo processor, the Intel Q965 Express Chipset, and the Intel 82566DM Gigabit Network Connection. For high-end desktop platforms, we offer the Intel Core 2 Quad processor, the Intel Core 2 Duo processor, the Intel Pentium D processor, and the Intel Pentium 4 processor supporting HT Technology. For lower price-point desktop platforms, we offer the Intel Celeron D processor and the Intel Celeron processor. We also offer chipsets designed and optimized for use in desktop platforms.

Our strategy for the enterprise computing market segment is to provide platforms that increase end-user value in the areas of performance, energy efficiency, utilization, manageability, reliability, and security for entry-level to high-end servers and workstations. Our Intel Xeon processor family of products supports a range of entry-level to high-end technical and commercial computing applications. These products have been enhanced with Intel 64 architecture, our 64-bit extension technology. Compared to our Intel Xeon processor family, our Intel Itanium processor family, which is based on Intel’s 64-bit architecture and includes the Intel Itanium 2 processor, generally supports an even higher level of reliability and computing performance for data processing, the handling of high transaction volumes, and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. We also offer chipsets, network controllers, direct-attached storage I/O controllers, and RAID (redundant array of independent disks) solutions designed and optimized for use in both server and workstation platforms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the communications infrastructure, we deliver products that are basic building blocks for modular communications platforms. These products include advanced programmable network processors, based on Intel XScale technology, used to manage and direct data moving across the Internet and corporate networks. The agreement to sell certain assets of the communications and application processor business and license rights to Intel XScale technology does not impact the communication infrastructure product offerings within DEG. See “Note 14: Acquisitions and Divestitures” in Part II, Item 8 of this Form 10-K. We also offer embedded microprocessors that can be used for modular communications platform applications.

Mobility Group

The Mobility Group designs and delivers platforms for notebook PCs and other mobile devices. The Mobility Group’s products currently include microprocessors and related chipsets designed for the notebook market segment and wireless connectivity products.

Our strategy for notebook PCs is to deliver platforms designed to optimize performance, battery life, form factor, and wireless connectivity. For high-end mobility platforms, we offer the Intel Core 2 Duo, the Intel Core Duo, the Intel Core Solo, and the Intel Pentium M processors. For lower price-point mobile platforms, we offer the Intel Celeron M and the Mobile Intel Celeron processors. We also offer Intel® Express Chipsets, with and without integrated graphics capability, which are designed for the notebook market segment. Additionally, we offer wireless connectivity solutions based on the Institute of Electrical and Electronics Engineers (IEEE) 802.11 industry standard as well the IEEE 802.16 industry standard, commonly known as WiMAX. The primary platforms offered by the Mobility Group are the Intel Centrino Duo mobile technology platform and the Intel Centrino mobile technology platform. The Intel Centrino mobile technology consists of a mobile processor and a mobile chipset as well as a wireless network connection that together are designed to improve performance, battery life, form factor, and wireless connectivity. The Intel Centrino Duo mobile technology platform, launched in January 2006, expands on the capabilities of Intel Centrino by increasing multitasking performance and includes power-saving features to further improve battery life, and contains a flexible network connection.

We are also developing energy-efficient platforms for the ultra-mobile market segment that are designed primarily for mobile consumption of digital content and Internet access.

Flash Memory Group

The strategy for the Flash Memory Group is to provide advanced flash memory products for cellular phones, memory cards, digital audio players, and embedded form factors. We offer a broad range of memory densities, leading-edge packaging technology, and high-performance functionality. In support of our strategy, we offer NOR flash memory products such as Intel StrataFlash wireless memory for advanced mobile phone designs. In addition to product offerings for cellular customers, we offer NOR flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes set-top boxes, networking products, DVD players, DSL and cable modems, and other devices. With the formation of IMFT, a NAND flash memory manufacturing company, with Micron in January 2006, we have been selling products manufactured by IMFT that are currently being used in memory cards, digital audio players, and cellular phones.

We offer a variety of stacked memory products, including products based on our NOR flash, as well as our NOR flash plus RAM and/or NAND flash, which in some instances we purchase from third-party vendors. Stacking of memory products refers to packaging several memory chips together.

In the second quarter of 2006, we announced changes to the organizational structure within the Flash Memory Group operating segment, designed to consolidate NOR manufacturing, research and development, and product support into the Flash Memory Group. These organizational changes were designed to give the Flash Memory Group more flexibility by giving it greater control over its own cost structure and allowing for better management of product development and manufacturing. These changes do not change the revenue or costs attributed to the Flash Memory Group operating segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Digital Home Group

The strategy for the Digital Home Group is to design and deliver products and platforms for consumer products such as PCs, digital TVs, and networked media devices that meet the demands of consumers through a variety of linked digital devices within the home for the enjoyment of digital media and other content. We are focusing on the design of components for consumer-optimized digital home PCs and other living-room entertainment platforms and applications. We offer Intel Viiv technology-based platforms for use in the digital home. PCs based on Intel Viiv technology are designed to transform how consumers manage, share, and enjoy a broad and growing assortment of movies, programs, music, games, and photos. Platforms based on Intel Viiv technology include one of the following processors: Intel Core 2 Duo, Intel Core 2 Extreme, Intel Core 2 Extreme quad-core, Intel Core Duo, Intel Pentium D, or Pentium Processor Extreme Edition; as well as a chipset; a network connectivity device; and enabling software—all optimized to work together in the digital home environment. In addition, we offer products for demodulation and tuner applications as well as processors and chipsets for embedded consumer electronics designs such as digital televisions, digital video recorders, and set-top boxes.

Digital Health Group

The strategy for the Digital Health Group is to design and deliver technology-enabled products and explore global business opportunities in healthcare information technology, healthcare research, diagnostics, and productivity, as well as personal healthcare. In support of this strategy, the Digital Health Group is focusing on the design of technology solutions and platforms for the digital hospital and consumer/home health products. Specifically, the Digital Health Group is focusing on the development of a new category of technology-enabled products and services for home healthcare, including products and services for the elderly and caregivers. The Digital Health Group is also working with standards organizations to advance standards and policies to enable innovation and interoperability across the healthcare ecosystem.

Channel Platforms Group

The strategy for the Channel Platforms Group is to expand Intel’s worldwide presence and success in global markets by growing both the broad channel as well as local OEMs. The Channel Platforms Group tailors mainstream platforms to meet local market requirements, and develops and enables unique solutions to meet the needs of users in the developing world.

Critical Accounting Estimates

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of non-marketable equity securities, which impacts net gains (losses) on equity securities when we record impairments; the recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision; the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation; the valuation of inventory, which impacts gross margin; and the valuation and recognition of share-based compensation, which impact gross margin, research and development expenses, and marketing, general and administrative expenses. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Non-Marketable Equity Securities

We typically invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At December 30, 2006, the carrying value of our portfolio of strategic investments in non-marketable equity securities, excluding equity derivatives, totaled $2.8 billion ($561 million at December 31, 2005), which includes our investments in IMFT and Clearwire.

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

We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; (b) the technological feasibility of the investee’s products and technologies; (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and (e) the investee’s receipt of additional funding at a lower valuation.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established. When an investee is not considered viable from a financial or technological point of view, we write off the investment, since we consider the estimated fair value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity securities were $79 million in 2006 ($103 million in 2005 and $115 million in 2004). Over the past 12 quarters, impairments of investments in our portfolio of non-marketable equity securities have ranged between $10 million and $41 million per quarter.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, and deductions, such as the tax benefit for export sales, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the deferred tax assets recorded on our consolidated balance sheets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the signing of a final settlement agreement with the relative tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109.” The provisions are effective beginning in the first quarter of 2007. See “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Long-Lived Assets

We assess long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new shorter useful lives. Impairments and accelerated depreciation of long-lived assets were approximately $335 million during 2006 (approximately $20 million in 2005 and $50 million in 2004). The amount in 2006 included $317 million of asset impairment charges related to our communications and application processor business. For further discussion on these asset impairment charges, see “Note 11: Restructuring and Asset Impairment Charges” in Part II, Item 8 of this Form 10-K.

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. During the second quarter of 2006, we completed a demand forecast accuracy analysis. As a result, the demand horizon now includes additional weeks of the demand forecast period for certain products, compared to prior years, and continues to include a review of product-specific facts and circumstances. This change did not have a significant impact on gross margin in 2006. The demand forecast is also a direct input in the development of our short-term manufacturing plans, to help enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to accurately forecast the demand, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

Share-Based Compensation

In the first quarter of 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during 2006 was $1.4 billion. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We use implied volatility based on options freely traded in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of freely traded options, and determined that there was sufficient market activity; the ability to reasonably match the input variables of options freely traded to those of options granted by the company, such as the date of grant and the exercise price, and determined that the input assumptions were comparable; and the length of term of freely traded options used to derive implied volatility, which is generally one to two years, and determined that the length of term was sufficient. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of grants and the increase in total fair value during 2006 was as follows:

	2006
	Weighted Average	Increase in Total
	Fair Value Per	Fair Value[1]
	Share	(In Millions)

As reported	$5.21
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$5.92	$36
Increase expected life by 1 year	$5.68	$24

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the service period, net of estimated forfeitures.

[2]	For example, an increase from 27% reported volatility for 2006 to a hypothetical 32% volatility.

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin; research and development expenses; and marketing, general and administrative expenses. The effect of forfeiture adjustments in 2006 was insignificant. Cumulative adjustments are recorded to the extent that the related expense is recognized in the financial statements, beginning with implementation in the first quarter of 2006. Therefore, we expect the potential impact from cumulative forfeiture adjustments to increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations

Overview

Fiscal year 2006 was a challenging year driven by a strong competitive environment. Lower microprocessor average selling prices significantly impacted our revenue and gross margin. Our gross margin toward the end of the year was also impacted by higher unit costs resulting from the ramp of dual-core microprocessors and charges from the under-utilization of our 90-nanometer facilities. Factory under-utilization charges are expected to continue to impact our gross margin during the first quarter of 2007, and start-up costs associated with our 45-nanometer process technology are expected to impact our gross margin during the first half of 2007. We continued to see a mix shift in microprocessor revenue from desktop to mobile and ended the year with fourth-quarter mobile microprocessor revenue surpassing desktop microprocessor revenue for the first time. Results for 2006 included share-based compensation charges of $1.4 billion, gains on divestitures of $612 million, and restructuring and asset impairment charges of $555 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our spending is trending lower going into 2007 as a result of our ongoing program to improve operational efficiency and reduce ongoing costs across the company. Through ongoing attrition, divestitures, and employee terminations, we ended the year with our employee headcount at 94,100, down from 102,500 at mid-year, and expect our headcount to continue to decline to 92,000 by the middle of 2007. We recognized $238 million in restructuring charges related to employee severance and benefit arrangements. In addition, we have taken actions to focus on our core businesses and have completed three divestitures. We recognized $103 million in tool impairments associated with one of the divestitures. In addition, we have placed for sale a fabrication facility in Colorado that resulted in an impairment charge of $214 million. Overall, our ongoing program to improve operational efficiency and results is expected to generate cost savings of $2 billion in 2007, and $3 billion in 2008, of which an estimated $600 million in gross annual savings is a result of current-year restructuring charges related to employee severance and benefit arrangements. A portion of the overall cost savings, such as better utilization of assets, reduced spending, and organizational efficiencies, will not result in restructuring charges.

Outstanding new products, leadership in manufacturing technology, comprehensive cost savings, and disciplined execution have built a foundation for 2007. We continue to drive technology advancements, and in 2006 we ramped our 65-nanometer process technology, introduced the Intel Core microarchitecture, and ended the year with dual-core microprocessors accounting for over half of our fourth-quarter shipments. Additionally, in the fourth quarter, we began shipping quad-core microprocessors. Looking forward to 2007, we expect to launch our next generation of Intel Centrino mobile technology later in the first half of 2007, and microprocessors using 45-nanometer process technology are scheduled for production in the second half of 2007.

From a financial condition perspective, we ended the year with $8.9 billion in cash and short-term investments, and returned $4.6 billion to stockholders through stock repurchases and $2.3 billion as dividends in 2006.

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2006		2005		2004
		% of		% of		% of
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Net revenue	$35,382	100.0%	$38,826	100.0%	$34,209	100.0%
Cost of sales	17,164	48.5%	15,777	40.6%	14,463	42.3%

Gross margin	18,218	51.5%	23,049	59.4%	19,746	57.7%

Research and development	5,873	16.6%	5,145	13.3%	4,778	14.0%
Marketing, general and administrative	6,096	17.2%	5,688	14.7%	4,659	13.6%
Restructuring and asset impairment charges	555	1.6%	—	—	—	—
Amortization of acquisition-related intangibles and costs	42	0.1%	126	0.3%	179	0.5%

Operating income	5,652	16.0%	12,090	31.1%	10,130	29.6%
Gains (losses) on equity securities, net	214	0.6%	(45)	(0.1)%	(2)	—
Interest and other, net	1,202	3.4%	565	1.5%	289	0.9%

Income before taxes	7,068	20.0%	12,610	32.5%	10,417	30.5%
Provision for taxes	2,024	5.7%	3,946	10.2%	2,901	8.5%

Net income	$5,044	14.3%	$8,664	22.3%	$7,516	22.0%

Diluted earnings per common share	$0.86		$1.40		$1.16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R), which is discussed in “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K. The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R):

(In Millions)	2006	2005	2004

Cost of sales	$349	$—	$—
Research and development	487	—	—
Marketing, general and administrative	539	—	—

Share-based compensation effects in income before taxes	1,375	—	—
Income taxes	(388)	—	—

Net share-based compensation effects in net income	$987	$—	$—

The following table sets forth revenue information of geographic regions for the periods indicated:

	2006		2005		2004
		% of		% of		% of
(Dollars in Millions)	Revenue	Total	Revenue	Total	Revenue	Total

Asia-Pacific	$17,477	49%	$19,330	50%	$15,380	45%
Americas	7,512	21%	7,574	19%	7,965	23%
Europe	6,587	19%	8,210	21%	7,755	23%
Japan	3,806	11%	3,712	10%	3,109	9%

Total	$35,382	100%	$38,826	100%	$34,209	100%

Our net revenue was $35.4 billion in 2006, a decrease of 9% compared to 2005. Substantially all of the decrease was due to significantly lower average selling prices of microprocessors. Fiscal year 2006 was a 52-week fiscal year in contrast to fiscal year 2005, which was a 53-week fiscal year.

Revenue in the Asia-Pacific region decreased 10% and revenue in the Europe region decreased 20% compared to 2005. These decreases were slightly offset by revenue in Japan, which increased slightly compared to 2005. Revenue in the Americas region was approximately flat compared to 2005. Mature and emerging markets both declined in 2006 compared to 2005. The decrease within mature markets occurred in the Europe and Asia-Pacific regions, and a substantial majority of the decrease within the emerging markets occurred in the Europe and Asia-Pacific regions.

Our overall gross margin dollars for 2006 were $18.2 billion, a decrease of $4.8 billion, or 21%, compared to 2005. Our overall gross margin percentage decreased to 51.5% in 2006 from 59.4% in 2005. The gross margin percentage for the Digital Enterprise Group and the Mobility Group were both lower in 2006 compared to 2005. A mix shift of our total revenue to the Mobility Group, which has a higher gross margin percentage, slightly offset these decreases to the overall gross margin. A substantial majority of our overall gross margin dollars in 2006 and 2005 was derived from the sale of microprocessors. The 2006 gross margin included the impact of $349 million of share-based compensation, which we began recognizing in 2006. The 2005 gross margin was affected by a litigation settlement agreement with MicroUnity, Inc. in which we recorded a $140 million charge to cost of sales, of which $110 million was allocated to the Digital Enterprise Group and $30 million was allocated to the Mobility Group. See “Business Outlook” later in this section for a discussion of gross margin expectations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In 2005, the Asia-Pacific region’s revenue was approximately 50% of our total revenue, and it was our fastest growing region, increasing 26% compared to 2004 and reflecting the movement of more of our customers’ PC supply chains to Asia. This movement in the supply chain negatively affected our sales in the Americas region, which decreased 5% compared to 2004. Japan revenue increased 19% and Europe revenue increased 6% during 2005 compared to 2004. We saw growth in both mature and emerging markets in 2005 compared to 2004.

Overall gross margin dollars for 2005 were $23.0 billion, an increase of $3.3 billion, or 17%, compared to 2004. Our overall gross margin percentage increased to 59.4% in 2005 from 57.7% in 2004. The overall gross margin percentage was positively affected by a mix shift of our total revenue to the Mobility Group, which has a higher gross margin percentage. The gross margin percentages for the Digital Enterprise Group and Flash Memory Group were higher and the gross margin percentage for the Mobility Group was lower in 2005 compared to 2004. A substantial majority of our overall gross margin dollars in 2005 and 2004 was derived from the sale of microprocessors. As a result of a litigation settlement agreement with MicroUnity, we recorded a $140 million charge to cost of sales in 2005, of which $110 million was allocated to the Digital Enterprise Group and $30 million was allocated to the Mobility Group. The 2004 gross margin was affected by a litigation settlement with Intergraph Corporation in which we recorded a $162 million charge to cost of sales, of which $120 million was allocated to the Digital Enterprise Group and $42 million was allocated to the Mobility Group.

Digital Enterprise Group

The revenue and operating income for the Digital Enterprise Group (DEG) for the three years ended December 30, 2006 were as follows:

(In Millions)	2006	2005	2004

Microprocessor revenue	$14,606	$19,412	$19,426
Chipset, motherboard, and other revenue	5,270	5,725	5,352

Net revenue	$19,876	$25,137	$24,778
Operating income	$4,267	$9,020	$8,856

Net revenue for the DEG operating segment decreased significantly, by $5.3 billion, or 21%, in 2006 compared to 2005. The decline in net revenue was mostly due to a significant decline in microprocessor revenue, and to a lesser extent, a decline in chipset, motherboard, and other revenue. The significant decline in microprocessor revenue was due to lower average selling prices and unit sales of desktop microprocessors. Enterprise microprocessor revenue increased in 2006. The decline in chipset, motherboard, and other revenue was due equally to lower chipset revenue and motherboard revenue. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments, previously included within the former Intel Architecture business operating segment, as well as embedded microprocessors. Revenue from network processors, which are based on our Intel XScale technology, is included in “chipset, motherboard, and other revenue” above.

Operating income decreased significantly by $4.8 billion, or 53%, in 2006 compared to 2005. Substantially all of the decrease was due to the revenue decline. Higher microprocessor unit costs, along with $210 million of higher factory under-utilization charges, were offset by approximately $540 million of lower start-up costs. Unit costs were higher in 2006 compared to 2005 due primarily to a mix shift to dual-core microprocessors. Results for 2005 included a charge related to a settlement agreement with MicroUnity.

For 2005, revenue for the DEG operating segment was approximately flat compared to 2004. Revenue from sales of microprocessors was approximately flat, with slightly higher unit sales being offset by slightly lower average selling prices. Revenue from sales of server microprocessors in 2005 was negatively affected by the highly competitive server market. Chipset, motherboard, and other revenue was higher, primarily due to higher average selling prices of chipsets.

Operating income was also approximately flat, at $9.0 billion in 2005 compared to $8.9 billion in 2004. The operating income for DEG was positively affected by lower microprocessor unit costs and higher chipset revenue. These improvements were offset by approximately $380 million of higher start-up costs in 2005, primarily related to our 65-nanometer process technology. Products based on our 65-nanometer process technology began shipping in the fourth quarter of 2005. Although revenue was flat, operating expenses increased in 2005, which negatively affected operating income. Both periods were negatively affected by litigation settlement agreements. Results for 2005 included a charge related to a settlement agreement with MicroUnity, and results for 2004 included a charge related to a settlement agreement with Intergraph.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Mobility Group

The revenue and operating income for the Mobility Group (MG) for the three years ended December 30, 2006 were as follows:

(In Millions)	2006	2005	2004

Microprocessor revenue	$9,212	$8,704	$5,667
Chipset and other revenue	3,097	2,427	1,314

Net revenue	$12,309	$11,131	$6,981
Operating income	$4,993	$5,334	$2,832

Net revenue for the MG operating segment increased by $1.2 billion, or 11%, in 2006 compared to 2005. Microprocessor revenue increased by $508 million, or 6%, in 2006 compared to 2005, while chipsets and other revenue increased by $670 million, or 28%, in 2006 compared to 2005. The increase in microprocessor revenue was due to higher unit sales, largely offset by lower average selling prices. The majority of the increase in chipset and other revenue was due to higher revenue from sales of chipsets, and to a lesser extent, higher revenue from sales of wireless connectivity products. Sales of these products increased primarily due to the Intel Centrino Duo mobile technology platform. Revenue from application and cellular baseband processors is included in “chipset and other revenue” above. In the fourth quarter of 2006, we divested certain assets of the business line that included application and cellular baseband processors used in handheld devices. See “Note 14: Acquisitions and Divestitures” in Part II, Item 8 of this Form 10-K.

Operating income decreased by $341 million, or 6%, in 2006 compared to 2005. The decline was primarily caused by higher operating expenses. The effects of higher revenue were offset by higher unit costs for microprocessors. Start-up costs were approximately $170 million lower in 2006 compared to 2005.

For 2005, revenue for the MG operating segment increased by $4.15 billion, or 59%, compared to 2004. This increase was primarily due to significantly higher revenue from sales of microprocessors, which increased $3.0 billion, or 54%, in 2005 compared to 2004, reflecting the continued growth in the notebook market segment. Increased use of microprocessors designed specifically for mobile platforms in notebook computers also contributed to the higher revenue. The higher revenue from sales of microprocessors was due to significantly higher unit sales, partially offset by lower average selling prices, primarily due to higher unit sales of the Celeron M processor, our value mobile processor. Revenue from sales of chipsets and wireless connectivity products also increased significantly in 2005 compared to 2004, primarily due to the success of Intel Centrino mobile technology.

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

Flash Memory Group

The revenue and operating loss for the Flash Memory Group (FMG) for the three years ended December 30, 2006 were as follows:

(In Millions)	2006	2005	2004

Net Revenue	$2,163	$2,278	$2,285
Operating income (loss)	$(555)	$(154)	$(149)

Net revenue for the FMG operating segment decreased by $115 million, or 5%, in 2006 compared to 2005. This decrease was primarily due to lower average selling prices, partially offset by higher royalty receipts. In 2006, we began shipping NAND flash memory products manufactured by IMFT. Operating loss increased to $555 million in 2006, from $154 million in 2005. The increase was primarily due to higher costs related to our new NAND flash memory business. Lower revenue for our NOR flash business was offset by lower unit costs and lower start-up costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For 2005, revenue for the FMG operating segment remained approximately flat at $2.3 billion compared to 2004. Revenue was positively affected by higher unit sales and negatively affected by lower average selling prices. Operating loss remained approximately flat in 2005 at $154 million, compared to $149 million in 2004. The operating loss was positively affected by lower unit costs and negatively affected by higher operating expenses.

Share-Based Compensation

Share-based compensation totaled $1.4 billion in 2006, compared to zero in 2005 and 2004. We adopted SFAS No. 123(R) under the modified prospective transition method, effective beginning in the first quarter of 2006. Prior to adoption of SFAS No. 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related share-based compensation, was recognized in net income.

As of December 30, 2006, unrecognized share-based compensation costs and the weighted average period over which the costs are expected to be recognized were as follows:

Unrecognized
	Share-Based	Weighted
	Compensation	Average
	Costs	Period

Stock options	$1.1 billion	1.1 years
Restricted stock units	$380 million	1.8 years
Stock purchase plan	$19 million	1 month

Share-based compensation charges are included in the “all other” category for segment reporting purposes.

Operating Expenses

Operating expenses for the three years ended December 30, 2006 were as follows:

(In Millions)	2006	2005	2004

Research and development (includes share-based compensation of $487 million in 2006 and zero in 2005 and 2004)	$5,873	$5,145	$4,778
Marketing, general and administrative (includes share-based compensation of $539 million in 2006 and zero in 2005 and 2004)	$6,096	$5,688	$4,659
Restructuring and asset impairment charges	$555	$—	$—
Amortization of acquisition-related intangibles and costs	$42	$126	$179

Research and Development. Research and development spending increased $728 million, or 14%, in 2006 compared to 2005, and increased $367 million, or 8%, in 2005 compared to 2004. The increase in 2006 compared to 2005 was primarily due to share-based compensation of $487 million, and to a lesser extent, higher development costs driven by our next-generation 45-nanometer manufacturing process technology. Lower profit-dependent compensation expenses partially offset these increases. The increase in 2005 compared to 2004 was primarily due to higher headcount and profit-dependent compensation expenses, partially offset by lower expenses related to development for our 65-nanometer manufacturing process technology. Fiscal year 2005 included 53 weeks.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $408 million, or 7%, in 2006 compared to 2005, and increased $1.0 billion, or 22%, in 2005 compared to 2004. The increase in 2006 compared to 2005 was primarily due to share-based compensation of $539 million, and to a lesser extent, higher headcount. Partially offsetting these increases were lower marketing program spending and lower profit-dependent compensation expenses. The increase in 2005 compared to 2004 was primarily due to higher marketing program spending, higher headcount, and higher profit-dependent compensation expenses as well as the extra work week.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and development along with marketing, general and administrative expenses were 34% of net revenue in 2006 and 28% of net revenue in 2005 and 2004.

Restructuring and Asset Impairment Charges. We are undertaking a restructuring plan designed to improve operational efficiency and financial results. In the third quarter of 2006, management approved several actions related to this plan that were recommended by the company’s structure and efficiency task force. A portion of these activities involves cost savings or other actions that do not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. The efficiency program includes headcount targets for various groups within the company, and we expect these targets to be met through ongoing employee attrition, divestitures, and employee terminations.

During 2006, we incurred $238 million of restructuring charges related to employee severance and benefit arrangements for approximately 4,800 employees, of which approximately 4,100 employees had left the company as of December 30, 2006. A substantial majority of these employee terminations occurred within marketing, manufacturing, information technology, and human resources. Additionally, we completed the divestiture of the assets of three businesses in 2006 concurrently with the ongoing execution of the efficiency program. See “Note 14: Acquisitions and Divestitures” in Part II, Item 8 of this Form 10-K for further details. In connection with the divestiture of certain assets of the communications and application processor business, we recorded impairment charges of $103 million related to the write-down of manufacturing tools to their fair value, less the cost to dispose of the assets. The fair value was determined using a market-based valuation technique. In addition, as a result of both this divestiture and a subsequent assessment of our worldwide manufacturing capacity operations, management placed for sale its fabrication facility in Colorado Springs, Colorado. This plan resulted in an impairment charge of $214 million to write down to fair value the land, building, and equipment asset grouping that has been principally used to support the communications and application processor business. The fair market value of the asset grouping was determined using various valuation techniques.

The following table summarizes the restructuring and asset impairment activity for 2006:

	Employee Severance
(In Millions)	and Benefit	Asset Impairment	Total

Accrued restructuring balance as of December 31, 2005	$—	$—	$—
Additional accruals	238	317	555
Adjustments	—	—	—
Cash payments	(190)	—	(190)
Non-cash settlements	—	(317)	(317)

Accrued restructuring balance as of December 30, 2006	$48	$—	$48

The restructuring and asset impairment charges above have been reflected separately as restructuring and asset impairment charges on the consolidated statements of income. The restructuring accrual balance relates to severance benefits that are expected to be paid within the next 12 months. As such, the restructuring accrual is recorded as a current liability within accrued compensation and benefits on the consolidated balance sheets. No restructuring charges were incurred in 2005 or 2004. We expect to record additional employee severance and benefit charges of approximately $50 million in the first quarter of 2007. In addition, we may incur charges in the future under this restructuring for facility-related or other exit activities.

We estimate that the current-year employee severance and benefit charges will result in gross annual savings of approximately $600 million. We expect these savings to be realized in approximately equal amounts within cost of sales; research and development; and marketing, general and administrative expenses. See “Note 11: Restructuring and Asset Impairment Charges” in Part II, Item 8 of this Form 10-K. See also the risks described in “Risk Factors” in Part I, Item 1A of this Form 10-K.

Amortization of Acquisition-Related Intangibles and Costs. Amortization of acquisition-related intangibles and costs was $42 million in 2006 ($126 million in 2005 and $179 million in 2004). The decreased amortization each year compared to the previous year was primarily due to a portion of the intangibles related to prior acquisitions becoming fully amortized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gains (losses) on Equity Securities, Interest and Other, and Provision for Taxes

Gains (losses) on equity securities, net; interest and other, net; and provision for taxes for the three years ended December 30, 2006 were as follows:

(In Millions)	2006	2005	2004

Gains on equity securities	$293	$163	$115
Impairment charges	(79)	(208)	(117)

Gains (losses) on equity securities, net	$214	$(45)	$(2)

Interest and other, net	$1,202	$565	$289
Provision for taxes	$(2,024)	$(3,946)	$(2,901)

During 2006, the gains on equity securities of $293 million included the gain of $103 million on the sale of a portion of our investment in Micron, which was sold for $275 million. During 2005, impairment charges of $208 million included a $105 million impairment charge on our investment in Micron. The impairment was principally based on our assessment during the second quarter of 2005 of Micron’s financial results and the fact that the market price of Micron’s stock had been below our cost basis for an extended period of time, as well as the competitive pricing environment for DRAM products. During 2004, the net losses on equity securities of $2 million included impairments of $117 million, primarily on non-marketable equity securities.

Interest and other, net increased to $1.2 billion in 2006 compared to $565 million in 2005, reflecting net gains of $612 million for three completed divestitures (see “Note 14: Acquisitions and Divestitures” in Part II, Item 8 of this Form 10-K) and higher interest income as a result of higher interest rates, partially offset by lower cash balances. Interest and other, net increased to $565 million in 2005 compared to $289 million in 2004, reflecting higher interest income as a result of higher interest rates. Interest and other, net for 2004 also included approximately $60 million of gains associated with terminating financing arrangements for manufacturing facilities and equipment in Ireland.

Our effective income tax rate was 28.6% in 2006 (31.3% in 2005 and 27.8% in 2004). The rate decreased in 2006 compared to 2005 primarily due to a higher percentage of our profits being derived from lower tax jurisdictions. In addition, the rate for 2005 included an increase to the tax provision of approximately $265 million as a result of the decision to repatriate non-U.S. earnings under the American Jobs Creation Act of 2004. Partially offsetting the decrease in the effective tax rate was the impact of share-based compensation. The phasing out of the tax benefit for export sales only slightly increased the effective tax rate compared to the prior year, given the decrease in income before taxes. Our effective income tax rate was higher in 2005 compared to 2004, due to the decision to repatriate non-U.S. earnings, which were partially offset by the reversal of previously accrued items. The tax rate for 2004 included a $195 million reduction to the tax provision, primarily from additional benefits for export sales along with state tax benefits for divestitures, as well as the reversal of previously accrued taxes, primarily related to the closing of a state income tax audit.

Liquidity and Capital Resources

Our financial condition remains strong. Cash, short-term investments, fixed income debt instruments included in trading assets, and debt at the end of each period were as follows:

	December 30,	December 31,
(Dollars In Millions)	2006	2005

Cash, short-term investments, and fixed-income debt instruments included in trading assets	$9,552	$12,409
Short-term and long-term debt	$2,028	$2,419
Debt as % of stockholders’ equity	5.5%	6.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In summary, our cash flows were as follows:

(In Millions)	2006	2005	2004

Net cash provided by operating activities	$10,620	$14,823	$13,119
Net cash used for investing activities	(4,907)	(6,362)	(5,032)
Net cash used for financing activities	(6,439)	(9,544)	(7,651)

Net increase (decrease) in cash and cash equivalents	$(726)	$(1,083)	$436

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For 2006 compared to 2005, the largest contributing factors to the decrease in cash provided by operating activities were due to lower net income, lower net maturities of trading assets, and changes in the amount of estimated tax payments, partially offset by a decrease in accounts receivable balances. Fiscal year 2006 included share-based compensation charges of approximately $1.4 billion. For 2005 compared to 2004, the majority of the increase in cash provided by operating activities was from higher net maturities of trading assets and higher net income, partially offset by an increase in accounts receivable balances.

Inventories as of December 30, 2006 increased compared to December 31, 2005, as we continued to ramp new, higher cost products, primarily related to microprocessors on our 65-nanometer process technology and associated chipsets on our 90-nanometer process technology. Accounts receivable as of December 30, 2006 decreased compared to December 31, 2005, primarily driven by lower revenue and higher cash collections. For 2006 and 2005, our two largest customers accounted for 35% of net revenue, with one of these customers accounting for 19% of revenue and another customer accounting for 16%. Additionally, these two largest customers accounted for 52% of net accounts receivable at December 30, 2006 (42% at December 31, 2005).

Investing Activities

Investing cash flows consist primarily of capital expenditures and payments for investments acquired, partially offset by proceeds from investment maturities and sales. The decrease in cash used in investing activities in 2006 compared to 2005 was primarily due to higher net maturities and sales of available-for-sale investments. We also received $752 million for the sale of three completed divestitures (see “Note 14: Acquisitions and Divestitures” in Part II, Item 8 of this Form 10-K). Additionally, during 2006 we sold a portion of our investment in Micron for $275 million. Partially offsetting these impacts, we paid $600 million in cash for our equity investment in Clearwire and $615 million in cash for our equity investment in IMFT. In addition to the $615 million paid in cash, our initial investment in IMFT of $1.2 billion included the issuance of $581 million in notes (reflected as a financing activity). In addition, we made a capital contribution of $128 million to IMFT. Other investing activities for 2006 included the purchase of intellectual property assets from Micron, concurrent with the formation of IMFT, for $230 million. For 2005 compared to 2004, the higher cash used in investing activities resulted from capital spending, primarily driven by investments in 65-nanometer production equipment.

Financing Activities

Financing cash flows consist primarily of repurchases and retirement of common stock and payment of dividends to stockholders. The lower cash used in financing activities in 2006 compared to 2005 was primarily due to a decrease in repurchases and retirement of common stock, partially offset by additions to long-term debt in 2005 of $1.7 billion. For 2006, we repurchased 226 million shares of common stock for $4.6 billion compared to 418 million shares for $10.6 billion in 2005. At December 30, 2006, $17.3 billion remained available for repurchase under existing repurchase authorizations. Our dividend payments were $2.3 billion in 2006, which is higher than the $2.0 billion paid in 2005, due to an increase from $0.08 to $0.10 in cash dividends per common share effective for the first quarter of 2006. On January 18, 2007, our Board of Directors declared a cash dividend of $0.1125 per common share effective the first quarter of 2007. Additional financing activities for 2006 included proceeds from the sale of shares pursuant to employee equity incentive plans of $1.0 billion ($1.2 billion during 2005). For 2005 compared to 2004, the higher cash used in financing activities was primarily due to an increase in repurchases and retirements of common stock, partially offset by cash received from the issuance of long-term debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

During 2006, our level of cash declined, as our cash provided by operations was less than our cash used for investing and financing activities. Cash generated by operations is used as our primary source of liquidity. Another potential source of liquidity is authorized borrowings, including commercial paper, of $3.0 billion. There were no borrowings under our commercial paper program during 2006. We also have an automatic shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity, and other securities.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases, potential future acquisitions or strategic investments, and cash payments associated with our structure and efficiency program.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 30, 2006:

	Payments Due by Period
		Less than			More than
(In Millions)	Total	1 year	1–3 years	3–5 years	5 years

Operating lease obligations	$384	$114	$138	$57	$75
Capital purchase obligations[1]	3,276	3,152	124	—	—
Other purchase obligations and commitments[2]	1,778	1,122	520	136	—
Long-term debt obligations[3]	3,377	66	132	282	2,897
Other long-term liabilities[3]	1,041	71	330	214	426

Total[4]	$9,856	$4,525	$1,244	$689	$3,398

[1]	Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of December 30, 2006, as we had not yet received the related goods or taken title to the property. Capital purchase obligations increased from $2.7 billion at December 31, 2005 to $3.3 billion at December 30, 2006, primarily due to purchase obligations for capital equipment related to our next-generation 45-nanometer process technology.

[2]	Other purchase obligations and commitments include agreements to purchase raw materials or other goods as well as payments due under various types of licenses and non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies.

[3]	Amounts represent total anticipated cash payments, including anticipated interest payments that are not recorded on the consolidated balance sheets and the short-term portion of the obligation. Any future settlement of convertible debt would reduce anticipated interest and/or principal payments. Amounts exclude fair value adjustments such as discounts or premiums that affect the amount recorded on the consolidated balance sheets.

[4]	Total does not include contractual obligations already recorded on the consolidated balance sheet as current liabilities (except for the short-term portion of the long-term debt and other long-term liabilities) or certain purchase obligations, which are discussed below.

Contractual obligations for purchases of goods or services generally include agreements that are enforceable and legally binding on Intel and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The table above also includes agreements to purchase raw materials that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and expects to make future cash payments according to the contract terms or in similar amounts for similar materials. For other obligations with cancellation provisions, the amounts included in the table above were limited to the non-cancelable portion of the agreement terms, and/or the minimum cancellation fee.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have entered into certain agreements for the purchase of raw materials or other goods that specify minimum prices, and quantities that are based on a percentage of the total available market or based on a percentage of our future purchasing requirements. Due to the uncertainty of the future market and our future purchasing requirements, obligations under these agreements are not included in the table above. We estimate our obligation under these agreements as of December 30, 2006 to be approximately as follows: less than one year—$175 million; one to three years—$600 million; three to five years—$400 million; more than five years—zero. Our purchase orders for other products are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements.

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These obligations include milestone-based co-marketing agreements, contingent funding obligations, and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party. As of December 30, 2006, assuming that all future milestones are met, additional required payments would be approximately $254 million.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that are paid by Intel on behalf of its employees. The obligation to pay the relative taxing authority is not included in the table above, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.

The expected timing of payments of the obligations above are estimates based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone-based obligations are dependent on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

We currently have a contractual obligation to purchase the output of IMFT in proportion to our investment in IMFT, which is currently 49%. See “Note 17: Venture” in Part II, Item 8 of this Form 10-K. Additionally, we have entered into various contractual commitments in relation to our investment in IMFT. Some of these commitments are with Micron, and some are directly with IMFT. The following are the significant contractual commitments:

•	Subject to certain conditions, Intel and Micron each agreed to contribute approximately an additional $1.4 billion in the three years following the initial capital contributions, of which we have contributed $128 million as of December 30, 2006. Of the remaining obligation of $1.3 billion, we contributed $258 million in January 2007. This amount has been included in the table above under “other purchase obligations and commitments.”
•	As part of our agreement with Micron related to IMFT, we may enter into agreements to make additional capital contributions for new fabrication facilities, and in November 2006, we announced our intention to form a new venture with Micron to add an additional NAND flash memory fabrication facility in Singapore.
•	We also have several agreements with Micron related to intellectual property rights, and research and development funding related to NAND flash manufacturing and IMFT.

Off-Balance-Sheet Arrangements

As of December 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Employee Equity Incentive Plans

Our equity incentive programs are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. In May 2006, stockholders approved the 2006 Equity Incentive Plan (the 2006 Plan). The 2006 Plan replaced the 2004 Equity Incentive Plan, which was terminated early. Under the 2006 Plan, 175 million shares of common stock were made available for issuance as equity awards to employees and non-employee directors through June 2008, of which a maximum of 80 million shares can be awarded as restricted stock or restricted stock units. Additionally, in May 2006, stockholders approved the 2006 Stock Purchase Plan. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. The 1976 Stock Participation Plan and all remaining shares available for issuance thereunder were cancelled as of the plan’s expiration in August 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our goal has been to keep the potential incremental dilution related to our equity incentive plans to a long-term average of less than 2% annually. The dilution percentage is calculated using the equity-based awards granted during the period, net of awards cancelled due to employees leaving the company and expired stock options, divided by the total outstanding shares at the beginning of the year. For purposes of this disclosure, equity-based awards include stock option grants and restricted stock unit grants, but exclude rights granted under the stock purchase plan and awards assumed in connection with acquisitions.

Equity-based awards granted to employees, including officers, and non-employee directors from 2002 through 2006 are summarized as follows:

(Shares in Millions)	2006	2005	2004	2003	2002

Total equity-based awards granted	82	119	115	110	174
Less: equity-based awards cancelled	(67)	(38)	(32)	(40)	(44)
Net equity-based awards granted	15	81	83	70	130
Dilution %—net equity-based awards granted as % of outstanding shares[1]	0.2%	1.3%	1.3%	1.1%	1.9%
Equity-based awards granted to listed officers[2] as % of total equity-based awards granted	1.6%	1.4%	1.1%	2.4%	1.7%
Equity-based awards granted to listed officers[2] as % of outstanding shares[1]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative equity-based awards held by listed officers[2] as % of total equity-based awards outstanding	1.9%	1.9%	2.1%	2.1%	2.1%
Share-based compensation[3] recognized for listed officers[2] as a % of total share-based compensation recognized[3]	1.4%	—	—	—	—

[1]	Outstanding shares as of the beginning of each period.

[2]	For all years presented, excluding 2004, “listed officers” includes our Chief Executive Officer, our Chief Financial Officer, and the three other most highly compensated executive officers serving at the end of the years presented. For 2004, “listed officers” also includes an officer who retired in January 2005.

[3]	Includes amounts recognized in the financial statements for stock options and restricted stock units according to the provisions of SFAS No. 123(R), which was adopted in the first quarter of 2006.

In accordance with a policy established by the Compensation Committee of the Board of Directors, total equity-based awards granted to the listed officers may not exceed 5% of total equity-based awards granted in any year. During 2006, equity-based awards granted to listed officers amounted to 1.6% of the grants made to all employees. All equity-based awards to executive officers are determined by the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Global Select Market*.

For additional information regarding equity incentive plans and the activity for the past three years, see “Note 3: Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K. Information regarding our equity incentive plans should be read in conjunction with the information appearing under the heading “Compensation Discussion and Analysis” and “Proposal 3: Approval of Amendment and Extension of the 2006 Equity Incentive Plan” in our 2007 Proxy Statement, which is incorporated by reference into this Form 10-K.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Form 10-K, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type, and valuation of the share-based awards granted as well as the amount of awards cancelled due to employees leaving the company and the timing of award exercises by employees. We are in the midst of a structure and efficiency program which may result in several actions that could have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part I, Item 1A of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our financial results are substantially dependent on sales of microprocessors. Revenue is partly a function of the mix of types and performance capabilities of microprocessors sold, as well as the mix of chipsets, flash memory, and other semiconductor products sold, all of which are difficult to forecast. Because of the wide price differences among mobile, desktop, and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Revenue is affected by the timing of new Intel product introductions and the demand for and market acceptance of our products, as well as actions taken by our competitors, including new product offerings, marketing programs, and pricing pressures, and our reaction to such actions. Microprocessor revenue is also dependent on the availability of other parts of the platform, including chipsets, motherboards, operating system software, and application software. Revenue is also subject to demand fluctuations and the impact of economic conditions in various geographic regions.

Our gross margin expectation for 2007 is 50% plus or minus a few points. The 50% midpoint is slightly lower compared to our 2006 gross margin of 51.5%, primarily due to expected higher start-up costs for microprocessors and chipsets, partially offset by lower unit costs on microprocessors. The gross margin percentage could vary significantly from expectations based on changes in revenue levels; product mix and pricing; capacity utilization; changes in unit costs; excess or obsolete inventory; manufacturing yields; the timing and execution of the manufacturing ramp and associated costs, including start-up costs; and impairments of long-lived assets, including manufacturing, assembly and test, and intangible assets.

We have continued to expand our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending in 2007 will be approximately $5.5 billion, plus or minus $200 million, compared to $5.8 billion in 2006. Capital spending is expected to be lower in 2007 compared to 2006, primarily due to continued efficiency efforts, partially offset by higher spending on capital equipment, related to our next-generation, 45-nanometer process technology. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be adversely affected, manufacturing and/or assembly and test capacity would be under-utilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and/or facilities, or factory planning decisions may cause us to record accelerated depreciation. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory, which would have a negative impact on our gross margin. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand.

Depreciation for 2007 is expected to be approximately $4.8 billion, plus or minus $100 million, compared to $4.7 billion in 2006.

Spending on research and development, plus marketing, general and administrative expenses (total spending) in 2007 is expected to be approximately $10.7 billion. The expectation for total spending in 2007 is significantly lower than our 2006 spending of $12.0 billion. We continue to focus on controlling our total spending through cost-saving actions. Expenses, particularly certain marketing and compensation expenses, vary depending on the level of demand for our products, the level of revenue and profits, and impairments of long-lived assets. Research and development spending in 2007 is expected to be approximately $5.4 billion.

The tax rate for 2007 is expected to be approximately 30%. The estimated effective tax rate is based on tax law in effect at December 30, 2006 and current expected income. The tax rate may also be affected by the closing of acquisitions or divestitures; the jurisdiction in which profits are determined to be earned and taxed; changes in estimates of credits, benefits, and deductions; the resolution of issues arising from tax audits with various tax authorities; and the ability to realize deferred tax assets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Status of Business Outlook

We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media, and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-K, including any such statements that are incorporated by reference in this Form 10-K. At the same time, we will keep this Form 10-K and our most current business outlook publicly available on our Investor Relations Web site at www.intc.com. The public can continue to rely on the business outlook published on the Web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the “Business Outlook” and other forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

From the close of business on March 2, 2007 until our quarterly earnings release is published, presently scheduled for April 17, 2007, we will observe a “quiet period.” During the quiet period, the “Business Outlook” and other forward-looking statements first published in our Form 8-K filed on January 16, 2007, as reiterated or updated as applicable, in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates, interest rates, and marketable equity security prices. We use derivative financial instruments primarily to mitigate these risks and as part of our strategic investment program. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at December 30, 2006 and December 31, 2005. Actual results may differ materially.

Currency Exchange Rates

We generally hedge currency risks of non-U.S.-dollar-denominated investments in debt securities with offsetting currency borrowings, currency forward contracts, or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs in other currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established balance sheet and forecasted transaction risk management programs. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $30 million at the end of 2006 and 2005.

Interest Rates

The primary objective of our investments in debt securities is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in fixed-rate debt are generally based on the three-month LIBOR, or, if longer term, are generally swapped into U.S. dollar three-month LIBOR-based returns. In addition to fixed-rate debt investments, in 2005 we issued debt. See “Note 6: Borrowings” in Part II, Item 8 of this Form 10-K for additional information. We considered the historical volatility of the interest rates experienced in prior years and the duration of our investment portfolio and debt issuances, and determined that it was reasonably possible that an adverse change of 80 basis points (0.80%), approximately 15% of the rate at December 30, 2006 (18% of the rate at December 31, 2005), could be experienced in the near term. A hypothetical 0.80% decrease in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $50 million as of December 30, 2006 and $10 million as of December 31, 2005. The increase in exposure to an adverse fair value change from December 31, 2005 to December 30, 2006 was primarily driven by a decrease in the price of our common stock, which increased the sensitivity of the fair value of our convertible debt to adverse changes in interest rates.

Equity Security Prices

We have a portfolio of strategic equity investments that includes marketable strategic equity securities and derivative equity instruments such as warrants and options, as well as non-marketable equity investments. We invest in companies that develop software, hardware, or services supporting our technologies. Our current investment focus areas include helping to enable mobile wireless devices, advance the digital home, provide access to premium digital content, enhance the digital enterprise, advance high-performance communications infrastructures, and develop the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

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

The marketable equity securities included in trading assets, as well as certain equity derivatives, are held to generate returns that generally offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of both December 30, 2006 and December 31, 2005, assuming a reasonably possible decline in market prices of approximately 10% in the near term.

As of December 30, 2006, the fair value of our portfolio of marketable strategic equity investments and equity derivative instruments, including hedging positions, was $427 million ($574 million as of December 31, 2005). To assess the market price sensitivity of these equity securities, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. However, our marketable strategic equity portfolio is substantially concentrated in one company as of December 30, 2006, which will affect the portfolio’s price volatility. We currently have an investment in Micron with a fair value of $236 million at December 30, 2006, or 55% of the total marketable strategic equity portfolio value including equity derivative instruments. During 2006, we sold a portion of our investment in Micron. Based on the analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks in our marketable strategic equity portfolio could experience a loss of 30% in the near term (40% as of December 31, 2005). This estimate is not necessarily indicative of future performance, and actual results may differ materially.

Assuming a loss of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, our marketable strategic equity portfolio could decrease in value by approximately $134 million, based on the value of the portfolio as of December 30, 2006 (a decrease in value of approximately $245 million, based on the value of the portfolio as of December 31, 2005 using an assumed loss of 40%).

Our strategic investments in non-marketable equity securities are affected by many of the same factors that could result in an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers, or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At December 30, 2006, our strategic investments in non-marketable equity securities had a carrying amount of $2.8 billion ($561 million as of December 31, 2005). The carrying amount of these investments approximated fair value as of December 30, 2006 and December 31, 2005. As of December 30, 2006, our non-marketable equity securities portfolio was concentrated in two companies: IMFT and Clearwire. IMFT is a manufacturer of NAND flash memory, with a carrying amount of $1.3 billion, or 46% of the total value of the non-marketable equity securities portfolio at December 30, 2006. See “Note 17: Venture” in Part II, Item 8 of this Form 10-K. The terms of our investment in IMFT contain contractual conditions that restrict our ability to sell the investment. Clearwire builds and operates next-generation wireless broadband networks. Our investment has a carrying amount of $613 million, or 22% of the total value of the non-marketable equity securities portfolio at December 30, 2006. See “Note 7: Investments” in Part II, Item 8 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 30, 2006
(In Millions, Except Per Share Amounts)	2006[1]	2005	2004

Net revenue	$35,382	$38,826	$34,209
Cost of sales	17,164	15,777	14,463

Gross margin	18,218	23,049	19,746

Research and development	5,873	5,145	4,778
Marketing, general and administrative	6,096	5,688	4,659
Restructuring and asset impairment charges	555	—	—
Amortization of acquisition-related intangibles and costs	42	126	179

Operating expenses	12,566	10,959	9,616

Operating income	5,652	12,090	10,130
Gains (losses) on equity securities, net	214	(45)	(2)
Interest and other, net	1,202	565	289

Income before taxes	7,068	12,610	10,417
Provision for taxes	2,024	3,946	2,901

Net income	$5,044	$8,664	$7,516

Basic earnings per common share	$0.87	$1.42	$1.17

Diluted earnings per common share	$0.86	$1.40	$1.16

Weighted average common shares outstanding	5,797	6,106	6,400

Weighted average common shares outstanding, assuming dilution	5,880	6,178	6,494

[1]	Cost of sales and operating expenses for the year ended December 30, 2006 include share-based compensation. See “Note 2: Accounting Policies” and “Note 3: Employee Equity Incentive Plans.”

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 30, 2006 and December 31, 2005
(In Millions, Except Par Value)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$6,598	$7,324
Short-term investments	2,270	3,990
Trading assets	1,134	1,458
Accounts receivable, net of allowance for doubtful accounts of $32 ($64 in 2005)	2,709	3,914
Inventories	4,314	3,126
Deferred tax assets	997	1,149
Other current assets	258	233

Total current assets	18,280	21,194

Property, plant and equipment, net	17,602	17,111
Marketable strategic equity securities	398	537
Other long-term investments	4,023	4,135
Goodwill	3,861	3,873
Other long-term assets	4,204	1,464

Total assets	$48,368	$48,314

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$180	$313
Accounts payable	2,256	2,249
Accrued compensation and benefits	1,644	2,110
Accrued advertising	846	1,160
Deferred income on shipments to distributors	599	632
Other accrued liabilities	1,192	810
Income taxes payable	1,797	1,960

Total current liabilities	8,514	9,234

Long-term debt	1,848	2,106
Deferred tax liabilities	265	703
Other long-term liabilities	989	89
Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 5,766 issued and outstanding (5,919 in 2005) and capital in excess of par value	7,825	6,245
Accumulated other comprehensive income (loss)	(57)	127
Retained earnings	28,984	29,810

Total stockholders’ equity	36,752	36,182

Total liabilities and stockholders’ equity	$48,368	$48,314

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 30, 2006
(In Millions)	2006	2005	2004

Cash and cash equivalents, beginning of year	$7,324	$8,407	$7,971

Cash flows provided by (used for) operating activities:
Net income	5,044	8,664	7,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,654	4,345	4,590
Share-based compensation	1,375	—	—
Restructuring, asset impairment, and net loss on retirement of assets	635	74	91
Excess tax benefit from share-based payment arrangements	(123)	—	—
Amortization of intangibles and other acquisition-related costs	258	250	299
(Gains) losses on equity securities, net	(214)	45	2
(Gains) on divestitures	(612)	—	—
Deferred taxes	(325)	(413)	(207)
Tax benefit from employee equity incentive plans	—	351	344
Changes in assets and liabilities:
Trading assets	324	1,606	(468)
Accounts receivable	1,217	(914)	(39)
Inventories	(1,116)	(500)	(101)
Accounts payable	7	303	283
Income taxes payable	(60)	797	378
Other assets and liabilities	(444)	215	431

Total adjustments	5,576	6,159	5,603

Net cash provided by operating activities	10,620	14,823	13,119

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(5,779)	(5,818)	(3,843)
Acquisitions, net of cash acquired	—	(191)	(53)
Purchases of available-for-sale investments	(5,272)	(8,475)	(16,618)
Maturities and sales of available-for-sale investments	7,147	8,433	15,633
Purchases and investments in non-marketable equity securities	(1,722)	(193)	(137)
Net proceeds from divestitures	752	—	—
Other investing activities	(33)	(118)	(14)

Net cash used for investing activities	(4,907)	(6,362)	(5,032)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(114)	126	24
Excess tax benefit from share-based payment arrangements	123	—	—
Additions to long-term debt	—	1,742	—
Repayments and retirement of debt	—	(19)	(31)
Repayment of notes payable	(581)	—	—
Proceeds from sales of shares through employee equity incentive plans	1,046	1,202	894
Repurchase and retirement of common stock	(4,593)	(10,637)	(7,516)
Payment of dividends to stockholders	(2,320)	(1,958)	(1,022)

Net cash used for financing activities	(6,439)	(9,544)	(7,651)

Net increase (decrease) in cash and cash equivalents	(726)	(1,083)	436

Cash and cash equivalents, end of year	$6,598	$7,324	$8,407

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized of $60 in 2006	$25	$27	$52
Income taxes, net of refunds	$2,432	$3,218	$2,392

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Acquisition-
	Common Stock		Related	Accumulated
	and Capital		Unearned	Other
	in Excess of Par Value		Stock	Compre-
Three Years Ended December 30, 2006	Number of		Compen-	hensive	Retained
(In Millions, Except Per Share Amounts)	Shares	Amount	sation	Income (Loss)	Earnings	Total

Balance at December 27, 2003	6,487	$6,754	$(20)	$96	$31,016	$37,846
Components of comprehensive income, net of tax:
Net income	—	—	—	—	7,516	7,516
Other comprehensive income	—	—	—	56	—	56

Total comprehensive income						7,572

Proceeds from sales of shares through employee equity incentive plans, tax benefit of $789 (including reclassification of $445 related to prior years), and other	67	1,683	—	—	—	1,683
Amortization of acquisition-related unearned stock compensation, net of adjustments	—	—	16	—	—	16
Repurchase and retirement of common stock	(301)	(2,294)	—	—	(5,222)	(7,516)
Cash dividends declared ($0.16 per share)	—	—	—	—	(1,022)	(1,022)

Balance at December 25, 2004	6,253	6,143	(4)	152	32,288	38,579
Components of comprehensive income, net of tax:
Net income	—	—	—	—	8,664	8,664
Other comprehensive income	—	—	—	(25)	—	(25)

Total comprehensive income						8,639

Proceeds from sales of shares through employee equity incentive plans, tax benefit of $351, and other	84	1,553	—	—	—	1,553
Assumption of acquisition-related stock options and amortization of acquisition-related unearned stock compensation, net of adjustments	—	2	4	—	—	6
Repurchase and retirement of common stock	(418)	(1,453)	—	—	(9,184)	(10,637)
Cash dividends declared ($0.32 per share)	—	—	—	—	(1,958)	(1,958)

Balance at December 31, 2005	5,919	6,245	—	127	29,810	36,182
Components of comprehensive income, net of tax:
Net income	—	—	—	—	5,044	5,044
Other comprehensive income	—	—	—	26	—	26

Total comprehensive income						5,070

Adjustment for initially applying SFAS No. 158, net of tax	—	—	—	(210)	—	(210)
Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	73	1,248	—	—	—	1,248
Share-based compensation	—	1,375	—	—	—	1,375
Repurchase and retirement of common stock	(226)	(1,043)	—	—	(3,550)	(4,593)
Cash dividends declared ($0.40 per share)	—	—	—	—	(2,320)	(2,320)

Balance at December 30, 2006	5,766	$7,825	$—	$(57)	$28,984	$36,752

See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Intel Corporation has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2006, a 52-week year, ended on December 30, 2006. Fiscal year 2005, a 53-week year, ended on December 31, 2005. Fiscal year 2004 was a 52-week year that ended on December 25, 2004. The next 53-week year will end on December 31, 2011.

The consolidated financial statements include the accounts of Intel and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The company uses the equity method to account for equity investments in instances in which the company owns common stock or similar interests (as described by the Emerging Issues Task Force (EITF) Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”) and has the ability to exercise significant influence, but not control, over the investee.

The U.S. dollar is the functional currency for Intel and its significant subsidiaries; therefore, there is no translation adjustment recorded through accumulated other comprehensive income (loss). Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been remeasured to the U.S. dollar.

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

Cash and Cash Equivalents

The company considers all highly liquid debt securities with insignificant interest rate risk and with original maturities from the date of purchase of approximately three months or less as cash and cash equivalents.

Trading Assets

Investments designated as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The company’s trading asset investments include:

•	Marketable debt securities when the interest rate or foreign exchange rate risk is hedged at inception by a related derivative. The gains or losses of these investments arising from changes in fair value due to interest rate and currency market fluctuations, offset by losses or gains on the related derivative instruments, are included in interest and other, net.
•	Equity securities offsetting deferred compensation when the investments seek to offset changes in liabilities related to equity and other market risks of certain deferred compensation arrangements. The gains or losses from changes in fair value of these equity securities are offset by losses or gains on the related liabilities and are included in interest and other, net.
•	Marketable equity securities when the company deems the investments not to be strategic in nature at the time of original classification, and has the ability and intent to mitigate equity market risk through the sale or the use of derivative instruments. For these marketable equity securities, gains or losses from changes in fair value, primarily offset by losses or gains on related derivative instruments, are included in gains (losses) on equity securities, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Instrument Investments

Debt instruments with original maturities at the date of purchase greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Debt instruments with remaining maturities greater than one year are classified as other long-term investments.

Available-for-Sale Investments

Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The company’s available-for-sale investments include:

•	Marketable debt securities when the interest rate and foreign currency risks are not hedged at inception of the investment. These debt securities are held to generate a return commensurate with three-month LIBOR. The interest income and realized gains and losses on the sale of these securities are recorded in interest and other, net.
•	Marketable equity securities when the investments are considered strategic in nature at the time of original classification. The company acquires these equity investments for the promotion of business and strategic objectives. To the extent that these investments continue to have strategic value, the company typically does not attempt to reduce or eliminate the inherent equity market risks through hedging activities. The realized gains or losses on the sale or exchange of marketable equity securities are recorded in gains (losses) on equity securities, net.

Non-Marketable Investments

Non-marketable equity securities are accounted for at historical cost or, if Intel has the ability to exercise significant influence, but not control, over the investee, using the equity method of accounting. Intel’s proportionate share of investee income or loss are accounted for under the equity method. Other equity method adjustments, as well as gains or losses on the sale or exchange of these investments, are recorded in interest and other, net. Gains or losses on the sale or exchange of non-marketable equity securities, which are not subject to the equity method of accounting, are recorded in gains (losses) on equity securities, net. Non-marketable equity securities are included in other long-term assets. Certain other non-marketable investments, such as cost basis loan participation notes, are accounted for at amortized cost and are classified as short-term investments and other long-term investments.

Other-Than-Temporary Impairment

All of the company’s available-for-sale investments, non-marketable equity securities, and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary, for the following investments:

•	Marketable equity securities when the resulting fair value is significantly below cost basis and/or has lasted for an extended period of time. The evaluation that Intel uses to determine whether a marketable equity security is impaired is based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is less than cost, and the company’s intent and ability to hold the investment for a sufficient period of time to allow for recovery in value. The company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating.
•	Non-marketable investments when events or circumstances are identified that would likely have a significant adverse effect on the fair value of the investment. The indicators that Intel uses to identify those events and circumstances include (a) the investee’s revenue and earning trends relative to predefined milestones and overall business prospects; (b) the technological feasibility of the investee’s products and technologies; (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and (e) the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than Intel’s carrying amount or a new round of equity funding is required to stay in operation, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Marketable debt securities when a significant decline in the issuer’s credit quality is likely to have a significant adverse effect on the fair value of the investment.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established. For investments in non-marketable equity securities that are not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair value is considered to be nominal. Impairment charges are recorded in gains (losses) on equity securities, net for equity investments or in interest and other, net for debt security investments.

Fair Values of Financial Instruments

The carrying value of cash equivalents approximates fair value due to the short period of time to maturity. Fair values of short-term investments, trading assets, long-term investments, marketable strategic equity securities, certain non-marketable investments, short-term debt, long-term debt, swaps, currency forward contracts, currency options, equity options, and warrants are based on quoted market prices or pricing models using current market data when available. Debt securities are generally valued using discounted cash flows in a yield-curve model based on LIBOR. Equity options and warrants are priced using option pricing models. The company’s financial instruments are recorded at fair value or amounts that approximate fair value except for cost basis loan participation notes and debt. Estimated fair values are management’s estimates; however, when there is no readily available market data, the estimated fair values may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

For certain non-marketable investments, such as non-marketable equity securities, management believes that the carrying value of the portfolio approximated the fair value at December 30, 2006 and December 31, 2005. For the company’s cost basis loan participation notes, the fair value exceeds the carrying value by approximately $55 million as of December 30, 2006. Management believes that the carrying value of the cost basis loan participation notes approximated fair value as of December 31, 2005. These fair value estimates take into account the movements of the equity and venture capital markets as well as changes in the interest rate environment, and other economic variables.

The carrying value of the company’s long-term debt was $1.8 billion, and management believes that the fair value was approximately $1.7 billion as of December 30, 2006. Management believes that the carrying value of the company’s long-term debt approximated fair value as of December 31, 2005. These fair value estimates take into consideration credit rating changes, equity price movements, interest rate changes, and other economic variables.

Derivative Financial Instruments

The company’s primary objective for holding derivative financial instruments is to manage currency, interest rate, and certain equity market risks. The company’s derivative financial instruments are recorded at fair value and are included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities. Derivative instruments recorded as assets totaled $117 million at December 30, 2006 ($87 million at December 31, 2005). Derivative instruments recorded as liabilities totaled $62 million at December 30, 2006 ($65 million at December 31, 2005). The company’s accounting policies for these instruments are based on whether they meet the criteria for designation as cash flow or fair value hedges. A hedge of the exposure to variability in the future cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the probability of occurrence of the underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized within the same line item on the consolidated statements of income as the underlying item, and generally offset changes in fair values of related assets or liabilities.

As part of its strategic investment program, the company also acquires equity derivative instruments, such as warrants and equity conversion rights associated with debt instruments, which are not designated as hedging instruments. The gains or losses from changes in fair values of these equity instrument derivatives are recognized in gains (losses) on equity securities, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Through the use of derivative financial instruments, the company manages the following risks:

Currency Risk

The company transacts business in various currencies other than the U.S. dollar and has established balance sheet and forecasted transaction risk management programs to protect against fluctuations in fair value and volatility of future cash flows caused by changes in exchange rates. The forecasted transaction risk management program includes anticipated transactions such as operating costs and capital purchases. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements. The company’s currency risk management programs include:

•	Currency derivatives with cash flow hedge accounting designation which utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. The maturity of these instruments will generally occur within 12 months. For these derivatives, the after-tax gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of income as the impact of the hedged transaction.
•	Currency derivatives with fair value hedge accounting designation which utilize currency forward contracts and currency options to hedge the fair value exposure of recognized foreign currency denominated assets or liabilities, or previously unrecognized firm commitments. For fair value hedges, gains or losses are recognized in earnings to offset fair value changes in the hedged transaction. As of December 30, 2006 and December 31, 2005, the company did not have any derivatives designated as foreign currency fair value hedges.
•	Currency derivatives without hedge accounting designation which utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets, including non-U.S.-dollar-denominated debt securities and recognized monetary assets and liabilities. The maturity of these instruments will generally occur within 12 months, except for derivatives associated with certain long-term equity-related investments that will generally mature within five years. Changes in the U.S.-dollar equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. Net gains or losses are recorded within the line item on the consolidated statements of income that is most closely associated with the economic underlying, primarily in interest and other, net, except for equity-related gains or losses, which are primarily recorded in gains (losses) on equity securities, net.

Interest Rate Risk

The company’s primary objective for holding investments in debt securities is to preserve principal while maximizing yields. The returns on the company’s investments in fixed-rate debt securities with durations longer than three months are generally swapped into U.S. dollar three-month LIBOR-based returns. The company’s interest rate risk management programs include:

•	Interest rate derivatives with cash flow hedge accounting designation which utilize interest rate swap agreements to modify the interest characteristics of some of the company’s investments. For these derivatives, the after-tax gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of income as the impact of the hedged transaction.
•	Interest rate derivatives with fair value hedge accounting designation which utilize interest rate swap agreements to hedge the fair values of debt instruments. The gains or losses from the changes in fair value of these instruments, as well as the offsetting change in the fair value of the hedged long-term debt, are recognized in interest expense. At December 30, 2006 and December 31, 2005, the company did not have any interest rate derivatives designated as fair value hedges.
•	Interest rate derivatives without hedge accounting designation which utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt securities classified as trading assets. The floating interest rates on the swaps are reset on a monthly, quarterly, or semiannual basis. Changes in fair value of the debt securities classified as trading assets are generally offset by changes in fair value of the related derivatives, resulting in a negligible net impact that is recorded in interest and other, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Market Risk

The company may elect to mitigate equity risk using the following equity market risk management programs:

•	Equity derivatives with hedge accounting designation which utilize equity options, swaps, or forward contracts to hedge the equity market risk of marketable equity securities, when these investments are not considered to have strategic value. These derivatives are generally designated as fair value hedges. The gains or losses from the change in fair value of these equity derivatives, as well as the offsetting change in the fair value of the underlying hedged equity securities, are recognized currently in gains (losses) on equity securities, net. As of December 30, 2006, the company did not have any equity derivatives designated as fair value hedges.
•	Equity derivatives without hedge accounting designation which utilize equity derivatives, such as warrants, options, or other equity derivatives. Changes in the fair value of such derivatives are recognized in gains (losses) on equity securities, net. Certain equity securities within the trading asset portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements, and gains and losses are recorded in interest and other, net.

Measurement of Effectiveness

•	Effectiveness for forwards is generally measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the present value of the forecasted cash flows of the hedged item. For currency forward contracts used in cash flow hedging strategies related to long-term capital purchases, forward points are excluded and effectiveness is measured using spot rates to value both the hedge contract and the hedged item.
•	Effectiveness for currency options and equity options with hedge accounting designation is generally measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of an option instrument representing the hedged risks in the hedged item for cash flow hedges. For fair value hedges, time value is excluded and effectiveness is measured based on spot rates to value both the hedge contract and the hedged item.
•	Effectiveness for interest rate swaps is generally measured by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap.

Any ineffective portion of the hedges, as well as amounts excluded from the assessment of effectiveness, are recognized currently in earnings in interest and other, net.

If a cash flow hedge were discontinued because it was no longer probable that the original hedged transaction would occur as anticipated, the unrealized gain or loss on the related derivative would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated, is re-designated as a qualified hedge, or is sold. For all periods presented, the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings for both cash flow and fair value hedges.

Securities Lending

From time to time, the company enters into securities lending agreements with financial institutions, generally to facilitate hedging and certain investment transactions. Selected securities may be loaned, secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on the consolidated balance sheets. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, the collateral is not recorded as an asset or a liability, unless the collateral is repledged.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventory cost is computed on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). The valuation of inventory requires the company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires the company to estimate the future demand for its products. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. During the second quarter of 2006, the company completed a demand forecast accuracy analysis. As a result, the demand horizon now includes additional weeks of the demand forecast period for certain products, compared to prior years, and continues to include a review of product-specific facts and circumstances. This change did not have a significant impact on gross margin in 2006. Inventories at fiscal year-ends were as follows:

(In Millions)	2006	2005

Raw materials	$608	$409
Work in process	2,044	1,662
Finished goods	1,662	1,055

Total inventories	$4,314	$3,126

Property, Plant and Equipment

Property, plant and equipment, net at fiscal year-ends was as follows:

(In Millions)	2006	2005

Land and buildings	$14,544	$13,938
Machinery and equipment	29,829	27,297
Construction in progress	2,711	2,897

	47,084	44,132
Less: accumulated depreciation	(29,482)	(27,021)

Total property, plant and equipment, net	$17,602	$17,111

Property, plant and equipment is stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 2 to 4 years; buildings, 4 to 40 years. Reviews are regularly performed if facts and circumstances exist that indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The company assesses the recoverability of its assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. See “Note 11: Restructuring and Asset Impairment Charges” for further discussion of asset impairment charges recorded in 2006.

Property, plant and equipment is identified as held for sale when it meets the held for sale criteria of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The company ceases recording depreciation on assets that are classified as held for sale.

The company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of qualified assets and is amortized over the estimated useful lives of the assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The company performs an annual impairment review for each reporting unit using a fair value approach. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. In determining the carrying value of the reporting unit, an allocation of the company’s manufacturing and assembly and test assets must be made because of the interchangeable nature of the company’s manufacturing and assembly and test capacity. This allocation is based on each reporting unit’s relative percentage utilization of the manufacturing and assembly and test assets. For further discussion of goodwill, see “Note 15: Goodwill.”

Identified Intangible Assets

Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over periods ranging from 2 to 17 years. Acquisition-related developed technology is amortized on a straight-line basis over periods ranging from 4 to 6 years. Other intangible assets include acquisition-related customer lists and workforce-in-place, which are amortized on a straight-line basis, and customer supply agreements, which are amortized based on product volume. Other intangible assets are amortized over periods ranging from 2 to 6 years. All identified intangible assets are classified within other long-term assets on the consolidated balance sheets. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. For further discussion of identified intangible assets, see “Note 16: Identified Intangible Assets.”

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

Revenue Recognition

The company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectibility. Pricing allowances, including discounts based on contractual arrangements with customers, are recorded when revenue is recognized as a reduction to both accounts receivable and revenue. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. Shipping charges billed to customers are included in net revenue, and the related shipping costs are included in cost of sales.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Cooperative advertising programs reimburse customers for marketing activities for certain of the company’s products, subject to defined criteria. Cooperative advertising obligations are accrued and the costs are recorded at the same time the related revenue is recognized. Cooperative advertising costs are recorded as marketing, general and administrative expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. All other advertising costs are recorded as marketing, general and administrative expense as incurred. Advertising expense was $2.3 billion in 2006 ($2.6 billion in 2005 and $2.1 billion in 2004).

Employee Equity Incentive Plans

The company has employee equity incentive plans, which are described more fully in “Note 3: Employee Equity Incentive Plans.” Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. The exercise price of options is equal to the market price of Intel common stock (defined as the average of the high and low trading prices reported by The NASDAQ Global Select Market*) on the date of grant. Additionally, the stock purchase plan was deemed non-compensatory under APB No. 25. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related compensation, was recognized on the consolidated financial statements prior to 2006.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the company followed the alternative transition method discussed in Financial Accounting Standards Board (FASB) Staff Position No. 123(R)-3.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008. The company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The company is still assessing the impacts of the adoption of FIN 48. Based on a preliminary analysis, management believes that adoption will result in recording an increase to retained earnings of between $150 million and $300 million in the first quarter of 2007. However, the final analysis will be completed in the first quarter of 2007.

In June 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The company currently accrues the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is seven years of service. The company is required to apply the provisions of EITF 06-2 at the beginning of fiscal year 2007. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The company intends to adopt EITF 06-2 through a cumulative-effect adjustment and estimates that the adoption will result in an additional liability of approximately $275 million and a reduction to retained earnings of approximately $175 million in the first quarter of 2007.

Note 3: Employee Equity Incentive Plans

In May 2006, stockholders approved the 2006 Equity Incentive Plan (the 2006 Plan). Under the 2006 Plan, 175 million shares of common stock were made available for issuance as equity awards to employees and non-employee directors through June 2008, of which a maximum of 80 million shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). The 2006 Plan allows for time-based, performance-based, and market-based vesting for equity incentive awards. The 2004 Equity Incentive Plan (the 2004 Plan) was terminated upon stockholder approval of the 2006 Plan. Shares previously authorized for issuance under the 2004 Plan are no longer available for future grants, although options previously granted under the 2004 Plan remain outstanding. As of December 30, 2006, 162 million shares remain available for future grant under the 2006 Plan. Intel may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once assumed, Intel does not grant additional stock under these plans.

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

Awards granted to employees in 2006 under the company’s equity incentive plans generally vest over 4 years and expire 7 years from the date of grant. Awards granted to key officers, senior-level employees, and key employees may have delayed vesting beginning 3 to 6 years from the date of grant and expire 7 to 10 years from the date of grant.

In May 2006, stockholders approved the 2006 Stock Purchase Plan under which eligible employees may purchase shares of Intel’s common stock at 85% of the market price at specific, predetermined dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. The 1976 Stock Participation Plan and all remaining shares available for issuance thereunder were cancelled as of the plan’s expiration in August 2006.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R), as discussed in “Note 2: Accounting Policies.” The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R):

(In Millions, Except Per Share Amounts)	2006	2005	2004

Cost of sales	$349	$—	$—
Research and development	487	—	—
Marketing, general and administrative	539	—	—

Share-based compensation effects in income before taxes	1,375	—	—
Income taxes	(388)	—	—

Net share-based compensation effects in net income	$987	$—	$—

Share-based compensation effects on basic earnings per common share	$0.17	$—	$—

Share-based compensation effects on diluted earnings per common share	$0.17	$—	$—

Share-based compensation effects on cash flow from operations	$(123)	$—	$—

Share-based compensation effects on cash flow from financing activities	$123	$—	$—

In accordance with SFAS No. 123(R), the company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in 2006 was insignificant.

The total share-based compensation cost capitalized as part of inventory as of December 30, 2006 was $72 million. The amount that the company would have capitalized to inventory as of December 31, 2005, if it had applied the provisions of SFAS No. 123(R) retrospectively, was $66 million. Under the provisions of SFAS No. 123(R), $66 million has been recorded as a credit to common stock and capital in excess of par value. During 2006, the tax benefit realized for the tax deduction from option exercises and other awards totaled $139 million.

Pro forma information required under SFAS No. 123(R) for periods prior to fiscal year 2006, as if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock purchase plan, is as follows:

(In Millions, Except Per Share Amounts)	2005	2004

Net income, as reported	$8,664	$7,516
Less: total share-based compensation determined under the fair value method for all awards, net of tax	1,262	1,271

Pro forma net income	$7,402	$6,245

Reported basic earnings per common share	$1.42	$1.17

Pro forma basic earnings per common share	$1.21	$0.98

Reported diluted earnings per common share	$1.40	$1.16

Pro forma diluted earnings per common share	$1.20	$0.97

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R), as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R), use the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions that were used in calculating such values during 2006, 2005, and 2004, were based on estimates at the date of grant as follows:

	Stock Options			Stock Purchase Plan
	2006	2005[1]	2004[1]	2006	2005[1]	2004[1]

Estimated values	$5.21	$6.02	$10.79	$4.56	$5.78	$6.38
Expected life (in years)	4.9	4.7	4.2	.5	.5	.5
Risk-free interest rate	4.9%	3.9%	3.0%	5.0%	3.2%	1.4%
Volatility	27%	26%	50%	29%	23%	30%
Dividend yield	2.0%	1.4%	.6%	2.1%	1.3%	.6%

[1]	Estimated values and assumptions used in the calculation of fair value prior to the adoption of SFAS No. 123(R).

In 2005, the company reevaluated the assumptions used to estimate the value of options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock purchase plan. Beginning in 2005, the company based the expected volatility on implied volatility, as management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. Additionally, beginning in 2005, the company based the expected life of options granted on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to the company’s historical grants. No adjustments to the 2004 input assumptions were made.

Share-based compensation related to restricted stock unit awards is calculated based on the market price of Intel common stock on the date of grant, reduced by the present value of dividends expected to be paid on Intel common stock prior to vesting of the restricted stock unit. The weighted average estimated values of restricted stock unit grants, as well as the weighted average assumptions that were used in calculating the fair value during 2006, were based on estimates at the date of grant, as follows:

2006

Estimated values	$18.70
Risk-free interest rate	4.9%
Dividend yield	2.0%

Stock Option Awards

Options outstanding that have vested and are expected to vest as of December 30, 2006 are as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Shares	Exercise	Term	Value[1]
	(In Millions)	Price	(In Years)	(In Millions)

Vested	567.6	$28.66	4.0	$272
Expected to vest	248.4	$23.50	5.9	90

Total	816.0	$27.09	4.5	$362

[1]	These amounts represent the difference between the exercise price and $20.25, the closing price of Intel stock on December 29, 2006, as reported on The NASDAQ Global Select Market*, for all in-the-money options outstanding.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R). Options with a fair value of $1.8 billion completed vesting during 2006. As of December 30, 2006, there was $1.1 billion of unrecognized compensation costs related to stock options granted under the company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.

Additional information with respect to stock option plan activity is as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]

December 27, 2003	850.1	$25.54
Grants	114.7	$26.23
Exercises	(48.4)	$10.89
Cancellations and forfeitures	(32.5)	$30.00

December 25, 2004	883.9	$26.26
Grants	118.9	$23.36
Exercises	(64.5)	$12.65
Cancellations and forfeitures	(38.4)	$29.80

December 31, 2005	899.9	$26.71
Grants	52.3	$20.04
Exercises	(47.3)	$12.83	$364
Cancellations and forfeitures	(65.4)	$28.07

December 30, 2006	839.5	$26.98

Options exercisable at:
December 25, 2004	397.5	$23.83
December 31, 2005	469.2	$29.16
December 30, 2006	567.6	$28.66

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.

The following table summarizes information about options outstanding at December 30, 2006:

	Outstanding Options
		Weighted
		Average		Exercisable Options
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	(In Millions)	(In Years)	Price	(In Millions)	Price

$0.05–$15.00	1.9	6.8	$7.96	1.8	$7.90
$15.01–$20.00	191.1	4.1	$18.45	130.3	$18.35
$20.01–$25.00	334.0	5.0	$22.57	191.1	$22.12
$25.01–$30.00	146.5	5.8	$27.22	89.9	$26.92
$30.01–$35.00	62.4	3.5	$31.38	51.1	$31.29
$35.01–$40.00	25.5	3.4	$38.42	25.3	$38.42
$40.01–$87.90	78.1	3.1	$59.46	78.1	$59.46

Total	839.5	4.6	$26.98	567.6	$28.66

These options will expire if not exercised by specific dates through February 2015. Option exercise prices for options exercised during the three-year period ended December 30, 2006 ranged from $0.01 to $33.60.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Awards

Information with respect to restricted stock units as of December 30, 2006 is as follows:

		Weighted Average	Aggregate
	Number of	Grant-Date Fair	Fair
(In Millions, Except Per Share Amounts)	Shares	Value	Value[1]

Outstanding at December 31, 2005	—	$—
Granted	30.0	$18.70
Vested	—	$—	$—
Forfeited	(2.6)	$18.58

Outstanding at December 30, 2006	27.4	$18.71

[1]	Represents the value of Intel stock on the date that the restricted stock units vest.

As of December 30, 2006, there was $380 million of unrecognized compensation costs related to restricted stock units granted under the company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Purchase Plan

Approximately 75% of the company’s employees were participating in the Stock Purchase Plan as of December 30, 2006. Employees purchased 26.0 million shares in 2006 (19.6 million in 2005 and 18.4 million in 2004) for $436 million ($387 million in 2005 and $367 million in 2004) under the now-expired 1976 Stock Participation Plan. The first purchase under the 2006 Stock Purchase Plan occurred in the first quarter of 2007. As of December 30, 2006, there was $19 million of unrecognized compensation costs related to rights to acquire stock under the company’s stock purchase plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of one month.

Note 4: Earnings Per Share

The computation of the company’s basic and diluted earnings per common share is as follows:

(In Millions, Except Per Share Amounts)	2006	2005	2004

Net income	$5,044	$8,664	$7,516
Weighted average common shares outstanding	5,797	6,106	6,400
Dilutive effect of employee equity incentive plans	32	70	94
Dilutive effect of convertible debt	51	2	—

Weighted average common shares outstanding, assuming dilution	5,880	6,178	6,494

Basic earnings per common share	$0.87	$1.42	$1.17

Diluted earnings per common share	$0.86	$1.40	$1.16

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For 2006, 693 million of the company’s outstanding stock options (372 million in 2005 and 357 million in 2004) were excluded from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

Note 5: Common Stock Repurchase Program

The company has an ongoing authorization, as amended in November 2005, from the Board of Directors to repurchase up to $25 billion in shares of Intel’s common stock in open market or negotiated transactions. During 2006, the company repurchased 226 million shares of common stock at a cost of $4.6 billion (418 million shares at a cost of $10.6 billion during 2005 and 301 million shares at a cost of $7.5 billion during 2004). Since the program began in 1990, the company has repurchased and retired 2.8 billion shares at a cost of approximately $57 billion. As of December 30, 2006, $17.3 billion remained available for repurchase under the existing repurchase authorization.

Note 6: Borrowings

Short-Term Debt

Short-term debt included non-interest-bearing drafts payable of $178 million and the current portion of long-term debt of $2 million as of December 30, 2006 (drafts payable of $295 million and the current portion of long-term debt of $18 million as of December 31, 2005). The company also has the ability to borrow under the company’s commercial paper program, which has a pre-authorized limit of $3.0 billion. During 2006, there were no borrowings under the company’s commercial paper program, and maximum borrowings reached $150 million during 2005. No commercial paper was outstanding as of December 30, 2006 or December 31, 2005. The company’s commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s at December 30, 2006.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

(In Millions)	2006	2005

Junior subordinated convertible debentures due 2035 at 2.95%	$1,586	$1,585
Euro debt due 2007–2018 at 7%–11%	103	378
Arizona bonds adjustable 2010, due 2035 at 4.375%	160	160
Other debt	1	1

	1,850	2,124
Less: current portion of long-term debt	(2)	(18)

Total long-term debt	$1,848	$2,106

In 2005, the company issued $1.6 billion of 2.95% junior subordinated convertible debentures (the debentures) due 2035. The debentures are initially convertible, subject to certain conditions, into shares of the company’s common stock at a conversion rate of 31.7162 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $31.53 per share of common stock. Holders may surrender the debentures for conversion at any time. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debentures, but will not be adjusted for accrued interest. In addition, the conversion rate will increase for a holder who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel, as described in the indenture governing the debentures. The debentures, which pay a fixed rate of interest semiannually, have a contingent interest component that will require the company to pay interest based on certain thresholds and for certain events commencing on December 15, 2010, as outlined in the indenture. The maximum amount of contingent interest that will accrue is 0.40% per year. The fair value of the related embedded derivative was not significant at December 30, 2006 or December 31, 2005.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company may settle any conversion or repurchase of the debentures in cash or stock at the company’s option. On or after December 15, 2012, the company may redeem all or part of the debentures for the principal amount plus any accrued and unpaid interest if the closing price of the company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the company provides notice of redemption. If certain events occur in the future, the indenture provides that each holder of the debentures may, for a pre-defined period of time, require the company to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The debentures are subordinated in right of payment to the company’s existing and future senior debt and to the other liabilities of the company’s subsidiaries. The company concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. As such, the embedded conversion option is not accounted for separately as a derivative.

The company has Euro borrowings, which were made in connection with the financing of manufacturing facilities and equipment in Ireland. The company has invested the proceeds in Euro-denominated loan participation notes of similar maturity to reduce currency and interest rate exposures. During 2006, the company retired approximately $300 million of the Euro borrowings (approximately $280 million during 2005) prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes.

The company has guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona (the Arizona bonds), which constitute an unsecured general obligation of the company. The aggregate principal amount, including the premium, of the Arizona bonds issued in 2005 is $160 million due 2035, and the bonds bear interest at a fixed rate of 4.375% until 2010. The Arizona bonds are subject to mandatory tender on November 30, 2010, at which time, at the company’s option, the bonds can be re-marketed as either fixed-rate bonds for a period of a specified duration or as variable-rate bonds until their final maturity on December 1, 2035.

At December 30, 2006, aggregate debt maturities were as follows: 2007—$2 million; 2008—$2 million; 2009—$2 million; 2010—$160 million; 2011—$2 million; and thereafter—$1,682 million.

Note 7: Investments

Trading Assets

Trading assets outstanding at fiscal year-ends were as follows:

	2006		2005
	Net		Net
	Unrealized	Estimated	Unrealized	Estimated
(In Millions)	Gains	Fair Value	Gains (Losses)	Fair Value

Marketable debt securities	$40	$684	$(1)	$1,095
Equity securities offsetting deferred compensation	138	450	93	363

Total trading assets	$178	$1,134	$92	$1,458

Net gains for the period on marketable debt securities classified as trading assets held at the reporting date were $31 million in 2006 (losses of $47 million in 2005 and gains of $80 million in 2004). Net losses on the related derivatives were $22 million in 2006 (gains of $52 million in 2005 and losses of $77 million in 2004). Certain equity securities within the trading asset portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $416 million in 2006 ($316 million in 2005), and are included in other accrued liabilities on the consolidated balance sheets. Net gains for the period on equity securities offsetting deferred compensation arrangements still held at the reporting date were $45 million in 2006 ($15 million in 2005 and $29 million in 2004).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale Investments

Available-for-sale investments at December 30, 2006 and December 31, 2005 were as follows:

	2006				2005
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized	Estimated	Adjusted	Unrealized	Unrealized	Estimated
(In Millions)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Commercial paper	$4,956	$4	$—	$4,960	$4,898	$—	$(1)	$4,897
Floating rate notes	3,508	4	—	3,512	5,428	1	(1)	5,428
Asset-backed securities	1,633	3	—	1,636	1,143	1	—	1,144
Bank time deposits[1]	1,029	1	—	1,030	1,264	—	—	1,264
Corporate bonds	563	1	(1)	563	464	1	—	465
Repurchase agreements	450	—	—	450	585	—	—	585
Marketable strategic equity securities	233	165	—	398	376	161	—	537
Money market fund deposits	157	—	—	157	58	—	—	58
Non-U.S. government securities	149	—	—	149	459	—	—	459
Domestic government securities	116	—	—	116	553	—	(3)	550

Total available-for-sale investments	$12,794	$178	$(1)	$12,971	$15,228	$164	$(5)	$15,387

	2006	2005
	Carrying	Carrying
(In Millions)	Amount	Amount

Available-for-sale investments	$12,971	$15,387
Investments in loan participation notes (cost basis)	103	373
Cash on hand	215	226

Total	$13,289	$15,986

Reported as (In Millions)	2006	2005

Cash and cash equivalents	$6,598	$7,324
Short-term investments	2,270	3,990
Marketable strategic equity investments	398	537
Other long-term investments	4,023	4,135

Total	$13,289	$15,986

[1]	Bank time deposits were primarily issued by institutions in the U.S. in 2005 and by institutions outside the U.S. in 2006.

The aggregate of individual unrealized investment losses that had been outstanding for 12 months or more were not significant as of December 30, 2006 and December 31, 2005. Management does not believe that any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 30, 2006 and December 31, 2005.

The company sold available-for-sale securities for proceeds of approximately $2.0 billion in 2006. The gross realized gains on these sales totaled $135 million, which included a gain of $103 million, with proceeds of $275 million, from the sale of a portion of the company’s investment in Micron Technology, Inc. The company realized gains on third-party merger transactions of $79 million during 2006. The recognized impairment losses on available-for-sale investments as well as gross realized losses on sales were insignificant during 2006.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company sold available-for sale securities for proceeds of approximately $1.7 billion in 2005 and $1.1 billion in 2004. The gross realized gains on these sales totaled $96 million in 2005 and $52 million in 2004. The company recognized impairment losses on available-for-sale investments of $105 million in 2005 and $2 million in 2004. The impairment in 2005 represented an impairment charge of $105 million on the company’s investment in Micron reflecting the difference between the cost basis of the investment and the price of Micron’s stock at the end of the second quarter of 2005. The gross realized losses on sales, and gains on third-party merger transactions, were insignificant during 2005 and 2004.

The amortized cost and estimated fair value of available-for-sale and loan participation investments in debt securities at December 30, 2006, by contractual maturity, were as follows:

		Estimated
(In Millions)	Cost	Fair Value

Due in 1 year or less	$8,134	$8,149
Due in 1–2 years	1,744	1,756
Due in 2–5 years	900	926
Due after 5 years	96	107
Securities not due at a single maturity date	1,790	1,793

Total	$12,664	$12,731

Securities not due at a single maturity date include asset-backed securities and money market fund deposits.

Non-Marketable Equity Securities

Non-marketable equity securities consist of both equity method and cost basis investments. At December 30, 2006, the carrying values of equity method and cost basis investments were $2.0 billion and $733 million, respectively. During 2006, the company’s non-marketable investments primarily consisted of its investments in IM Flash Technologies, LLC (IMFT) and Clearwire Corporation, which were both accounted for under the equity method. At December 31, 2005, the carrying values of equity method and cost basis investments were $59 million and $502 million, respectively. The company recognized impairment losses on non-marketable equity securities of $79 million in 2006 ($103 million in 2005 and $115 million in 2004).

During 2006, Intel and Micron formed IMFT, a NAND flash memory manufacturing company, and invested $1.3 billion. See “Note 17: Venture” for further information.

During 2006, Intel paid $600 million in cash for an investment in Clearwire. Clearwire builds and operates next-generation wireless broadband networks. Intel’s total investment in Clearwire is $613 million as of December 30, 2006, which includes a previous investment. This investment is part of Intel’s strategy to support the development and deployment of WiMAX networks. Intel’s investment in Clearwire is classified within other long-term assets on the consolidated balance sheet. Intel accounts for its investment in Clearwire, which represents an ownership interest of approximately 27%, using the equity method of accounting; and its proportionate share of loss will continue to be recorded on a one-quarter lag within interest and other, net on the consolidated statements of income. At the date of acquisition, the carrying value of Intel’s investment in Clearwire exceeded its share of the book value of Clearwire’s assets by $261 million (split between equity method goodwill and the excess of fair value over book value), of which $52 million is being amortized with a weighted average remaining life of approximately 19 years. The remaining basis difference represents equity method goodwill and our share of the excess of fair value over book value of Clearwire’s assets having indefinite useful lives. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), this equity method goodwill is not being amortized. Intel regularly reviews the carrying value of the investment for impairment in accordance with APB No. 18. During 2006, there were no impairment charges related to the company’s investment in Clearwire.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of investments in debt securities, derivative financial instruments, and trade receivables.

Intel generally places its investments with high-credit-quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on Intel’s analysis of that counterparty’s relative credit standing. Investments in debt securities with original maturities of greater than six months consist primarily of A and A2 or better rated financial instruments and counterparties. Investments with original maturities of up to six months consist primarily of A-1 and P-1 or better rated financial instruments and counterparties. Government regulations imposed on investment alternatives of Intel’s non-U.S. subsidiaries, or the absence of A and A2 rated counterparties in certain countries, result in some minor exceptions, which are reviewed and approved annually by the Finance Committee of the Board of Directors. Credit rating criteria for derivative instruments are similar to those for investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the obligations of Intel with that counterparty. At December 30, 2006, the total credit exposure to any single counterparty did not exceed $350 million. Intel’s practice is to obtain and secure available collateral from counterparties against obligations, including securities lending transactions, whenever Intel deems appropriate.

A substantial majority of the company’s trade receivables are derived from sales to original equipment manufacturers and original design manufacturers of computer systems, handheld devices, and networking and communications equipment. The company also has accounts receivable derived from sales to industrial and retail distributors. The company’s two largest customers accounted for 35% of net revenue for 2006, 2005, and 2004. At December 30, 2006, the two largest customers accounted for 52% of net accounts receivable (42% of net accounts receivable at December 31, 2005). Management believes that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecasts, balance sheet analysis, and past collection experience.

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

Note 9: Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2006	2005	2004
Interest income	$636	$577	$301
Interest expense	(24)	(19)	(50)
Other, net	590	7	38

Total	$1,202	$565	$289

During 2006, the company realized gains of $612 million for three completed divestitures, included within other, net, in the table above. See “Note 14: Acquisitions and Divestitures” for further information.

During 2004, the company recognized $60 million of gains in other, net associated with terminating financing arrangements for manufacturing facilities and equipment in Ireland (see “Note 6: Borrowings”). Gains associated with terminating similar financing arrangements recognized in 2006 and 2005 were insignificant.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Comprehensive Income

The components of comprehensive income and related tax effects were as follows:

(In Millions)	2006	2005	2004
Net income	$5,044	$8,664	$7,516
Change in net unrealized holding gain on investments, net of tax of $(33), $(60), and $(17) in 2006, 2005, and 2004, respectively	61	101	31
Less: adjustment for net gain on investments included in net income, net of tax of $27, $22, and $15 in 2006, 2005, and 2004, respectively	(48)	(38)	(29)
Change in net unrealized holding gain or loss on derivatives, net of tax of $(22), $25, and $(34) in 2006, 2005, and 2004, respectively	37	(42)	63
Less: adjustment for amortization of net gain or loss on derivatives included in net income, net of tax of $(3), $22, and $4 in 2006, 2005, and 2004, respectively	6	(38)	(8)
Minimum pension liability, net of tax of $6 in 2006 and $5 in 2005	(30)	(8)	(1)

Total comprehensive income	$5,070	$8,639	$7,572

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

(In Millions)	2006	2005
Accumulated net unrealized holding gain on available-for-sale investments	$113	$100
Accumulated net unrealized holding gain on derivatives	80	37
Accumulated minimum pension liability	—	(10)
Accumulated net prior service costs	(16)	—
Accumulated net actuarial losses	(232)	—
Accumulated transition obligation	(2)	—

Total accumulated other comprehensive income (loss)	$(57)	$127

The adjustment for initially applying SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), net of tax, was recorded to accumulated other comprehensive income (loss) for $210 million as of December 30, 2006. See “Note 13: Retirement Benefit Plans.”

The estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2007 is $4 million, $16 million, and zero, respectively.

For 2006, $6 million of net deferred holding losses on derivatives were reclassified from accumulated other comprehensive income (loss) to cost of sales and operating expense related to the company’s non-U.S.-currency capital purchase and operating cost hedging programs (gains of $38 million in 2005 and gains of $8 million in 2004). The company estimates that less than $35 million of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months. For all periods presented, the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings for both cash flow and fair value hedges. Additionally, for all periods presented, there was no significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Restructuring and Asset Impairment Charges

Intel is undertaking a restructuring plan designed to improve operational efficiency and financial results. In the third quarter of 2006, management approved several actions related to this plan that were recommended by the company’s structure and efficiency task force. A portion of these activities involves cost savings or other actions that do not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. The efficiency program includes headcount targets for various groups within the company, and we expect these targets to be met through ongoing employee attrition, divestitures, and employee terminations as detailed below.

During 2006, Intel incurred restructuring charges related to employee severance and benefit arrangements for approximately 4,800 employees. A substantial majority of these employee terminations occurred within marketing, manufacturing, information technology, and human resources. Additionally, Intel completed the divestiture of the assets of three businesses in 2006 concurrently with the ongoing execution of the efficiency program. See “Note 14: Acquisitions and Divestitures” for further details. In connection with the divestiture of certain assets of the communications and application processor business, the company recorded impairment charges of $103 million related to the write-down of manufacturing tools to their fair value, less the cost to dispose of the assets. The fair value was determined using a market-based valuation technique. In addition, as a result of both this divestiture and a subsequent assessment of Intel’s worldwide manufacturing capacity operations, management placed for sale its fabrication facility in Colorado Springs, Colorado. This plan resulted in an impairment charge of $214 million to write down to fair value the land, building, and equipment asset grouping that has been principally used to support the communications and application processor business. The fair value of the asset grouping was determined using various valuation techniques.

The following table summarizes the restructuring and asset impairment activity for 2006:

	Employee Severance
(In Millions)	and Benefits	Asset Impairment	Total
Accrued restructuring balance as of December 31, 2005	$—	$—	$—
Additional accruals	238	317	555
Adjustments	—	—	—
Cash payments	(190)	—	(190)
Non-cash settlements	—	(317)	(317)

Accrued restructuring balance as of December 30, 2006	$48	$—	$48

The restructuring and asset impairment charges above have been reflected separately as restructuring and asset impairment charges on the consolidated statements of income. All amounts have been recorded within the “all other” category for segment reporting purposes, as segment managers are not held accountable for restructuring charges, and the segment-level evaluation within the company’s budget and planning process does not include restructuring charges. The remaining accrual as of December 30, 2006 is related to severance benefits that are expected to be paid within the next 12 months. As such, the restructuring accrual is recorded as a current liability within accrued compensation and benefits on the consolidated balance sheets. In addition, Intel may incur charges in the future under this restructuring for employee severance and benefit arrangements, and facility-related or other exit activities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2006	2005	2004
Income before taxes:
U.S.	$4,532	$10,397	$7,422
Non-U.S.	2,536	2,213	2,995

Total income before taxes	$7,068	$12,610	$10,417

Provision for taxes:
Current:
Federal	$1,997	$3,546	$2,787
State	15	289	(69)
Non-U.S.	337	524	390

	2,349	4,359	3,108

Deferred:
Federal	(305)	(360)	(128)
Other	(20)	(53)	(79)

	(325)	(413)	(207)

Total provision for taxes	$2,024	$3,946	$2,901

Effective tax rate	28.6%	31.3%	27.8%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

(In Percentages)	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefits	0.8	1.3	(0.4)
Non-U.S. income taxed at different rates	(4.3)	(2.0)	(2.5)
Export sales benefit	(2.1)	(2.8)	(4.8)
Repatriation of prior years’ permanently reinvested earnings	—	1.8	—
Share-based compensation	0.7	—	—
Other	(1.5)	(2.0)	0.5

Income tax rate	28.6%	31.3%	27.8%

During 2006, the tax benefit realized for the tax deduction from option exercises and other awards totaled $139 million. The tax benefit from employee equity incentive plans was $351 million for 2005 and $344 million for 2004.

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

The U.S. Internal Revenue Service (IRS) has formally assessed certain adjustments to the amounts reflected by the company in its tax returns as a tax benefit for export sales for the years 1999 through 2005. See “Note 19: Contingencies” for a discussion of these matters.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the company’s deferred tax assets and liabilities at fiscal year-ends were as follows:

(In Millions)	2006	2005

Deferred tax assets
Accrued compensation and other benefits	$284	$212
Accrued advertising	—	170
Deferred income	217	241
Share-based compensation	385	—
Inventory valuation	268	251
Impairment losses on equity investments	89	93
State credits and net operating losses	115	107
Intercompany profit in inventory	133	105
Unremitted earnings of non-U.S. subsidiaries	54	161
Other, net	272	273

	1,817	1,613
Valuation allowance	(87)	(86)

Total deferred tax assets	$1,730	$1,527

Deferred tax liabilities
Depreciation	$(530)	$(806)
Accrued advertising	(66)	—
Unrealized gains on investments	(149)	(123)
Other, net	(111)	(117)

Total deferred tax liabilities	$(856)	$(1,046)

Net deferred tax assets	$874	$481

Reported as:
Current deferred tax assets	$997	$1,149
Current deferred tax liabilities[1]	(8)	—
Non-current deferred tax assets[2]	150	35
Non-current deferred tax liabilities	(265)	(703)

Net deferred taxes	$874	$481

[1]	Included in the other accrued liabilities line item on the consolidated balance sheets.

[2]	Included in the other long-term assets line item on the consolidated balance sheets.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company had state tax credits of $138 million at December 30, 2006 that will expire between 2009 and 2020. The net deferred tax asset valuation allowance was $87 million at December 30, 2006, relatively flat compared to $86 million at December 31, 2005. The valuation allowance is based on management’s assessments that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance is composed of unrealized state capital loss carry forwards and unrealized state credit carry forwards of $79 million, and operating loss of non-U.S. subsidiaries of $8 million.

During 2004, the company reclassified $445 million from deferred tax liabilities to common stock and capital stock in excess of par value. The balance sheet reclassification represented the tax benefit attributable to certain prior-year stock option exercises by non-U.S. employees and had no impact on the accompanying statement of cash flows.

As of December 30, 2006, U.S. income taxes were not provided for on a cumulative total of approximately $4.9 billion of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The company currently intends to reinvest these earnings in operations outside the U.S.

Note 13: Retirement Benefit Plans

Profit Sharing Plans

The company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed to the U.S. Profit Sharing Plan are determined by the Chief Executive Officer of the company under delegation of authority from the Board of Directors, pursuant to the terms of the U.S. Profit Sharing Plan. As of December 30, 2006, approximately 80% of the assets of the U.S. Profit Sharing Plan had been allocated to domestic and international equities index funds, and approximately 20% had been allocated to a fixed-income fund. All assets are managed by external investment managers, consistent with the plan’s investment policy.

For the benefit of eligible U.S. employees, the company also provides a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan is unfunded.

The company expensed $313 million for the qualified and non-qualified U.S. profit sharing retirement plans in 2006 ($355 million in 2005 and $323 million in 2004). The company funded $303 million for the 2006 contribution to the U.S. qualified Profit Sharing Plan and $11 million for the supplemental deferred compensation plan for certain highly compensated employees.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension and Postretirement Benefit Plans

Effective for fiscal year 2006, the company adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008, the company early-adopted this provision for fiscal year 2006. The measurement date for all non-U.S. plans was the company’s fiscal year-end, and the measurement date for the U.S. plan was November. Therefore, the change in measurement date had an insignificant impact on the projected benefit obligation and accumulated other comprehensive income (loss). The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of December 30, 2006 was as follows:

	Before		After
	Application of		Application of
(In Millions)	SFAS No. 158	Adjustments	SFAS No. 158

Deferred tax assets	$933	$64	$997
Other long-term assets	$4,213	$(9)	$4,204
Accrued compensation and benefits	$1,950	$(306)	$1,644
Other long-term liabilities	$418	$571	$989
Accumulated other comprehensive income (loss)	$153	$(210)	$(57)

U.S. Pension Benefits. The company provides a tax-qualified defined-benefit pension plan for the benefit of eligible employees and retirees in the U.S. The plan provides for a minimum pension benefit that is determined by a participant’s years of service and final average compensation (taking into account the participant’s social security wage base), reduced by the participant’s balance in the Profit Sharing Plan. If the pension benefit exceeds the participant’s balance in the Profit Sharing Plan, the participant will receive a combination of pension and profit sharing amounts equal to the pension benefit. However, the participant will receive only the benefit from the Profit Sharing Plan if that benefit is greater than the value of the pension benefit. If the company does not continue to contribute to, or significantly reduces contributions to, the Profit Sharing Plan, the U.S. defined-benefit plan projected benefit obligation could increase significantly. The U.S. defined-benefit plan projected benefit obligation for prior years has been adjusted to remove the effects of estimated assumed future profit sharing contributions and return on investments. This change did not significantly impact results of operations; however, the beginning benefit obligation for 2005 was adjusted by $80 million.

In 2005, the company received a favorable determination letter from the IRS approving an amendment to the U.S. defined-benefit plan that was filed during 2004. Effective for the plan year ended 2005, the amendment allows for a portion of the supplemental deferred compensation plan liability, for certain highly compensated employees, to be included with the U.S. defined-benefit plan under Section 415 of the Internal Revenue Code. The amendment increased the projected benefit obligation and accumulated benefit obligation by approximately $199 million. In 2005, the company funded the U.S. defined-benefit plan related to this amendment in accordance with applicable funding laws.

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

Funding Policy. The company’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of U.S. federal laws and regulations or applicable local laws and regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities, and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, local customs, and market circumstances, the liabilities of a plan may exceed qualified plan assets. The company accrues for all such liabilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit Obligation and Plan Assets

The changes in the benefit obligations and plan assets for the plans described above were as follows:

					Post-
			Non-		retirement
	U.S. Pension		U.S. Pension		Medical
	Benefits		Benefits		Benefits
(In Millions)	2006	2005	2006	2005	2006	2005
Change in projected benefit obligation:
Beginning benefit obligation	$317	$122	$473	$327	$193	$177
Service cost	4	2	50	31	12	10
Interest cost	13	2	27	18	10	10
Plan participants’ contributions	—	—	9	7	3	3
Actuarial (gain) loss	13	(7)	115	146	(8)	(2)
Currency exchange rate changes	—	—	43	(44)	—	—
Plan amendments	—	199	—	—	—	—
Benefits paid to plan participants	(2)	(1)	(31)	(12)	(6)	(5)

Ending projected benefit obligation	$345	$317	$686	$473	$204	$193

					Post-
			Non-		retirement
	U.S. Pension		U.S. Pension		Medical
	Benefits		Benefits		Benefits
(In Millions)	2006	2005	2006	2005	2006	2005
Change in plan assets:
Beginning fair value of plan assets	$226	$39	$340	$240	$2	$4
Actual return on plan assets	12	1	41	41	(1)	—
Employer contributions	9	187	60	96	3	1
Plan participants’ contributions	—	—	9	7	3	2
Currency exchange rate changes	—	—	28	(32)	—	—
Benefits paid to participants	(2)	(1)	(31)	(12)	(6)	(5)

Ending fair value of plan assets	$245	$226	$447	$340	$1	$2

The following table summarizes the amounts recognized on the consolidated balance sheet as of December 30, 2006:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits

Other long-term assets	$—	$44	$—
Accrued compensation and benefits	—	(6)	(9)
Other long-term liabilities	(100)	(277)	(194)
Accumulated other comprehensive loss	91	208	21

Net amount recognized	$(9)	$(31)	$(182)

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of December 30, 2006:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits
Net prior service cost	$—	$—	$(25)
Net actuarial gain (loss)	(91)	(206)	4
Reclassification adjustment of transition obligation	—	(2)	—

Defined benefit plans, net	$(91)	$(208)	$(21)

The following table summarizes the funding status as of December 31, 2005:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits
Ending funded status	$(91)	$(133)	$(191)
Unrecognized transition obligation	—	2	—
Unrecognized net actuarial loss	78	112	4
Unrecognized prior service cost	—	—	29

Net amount recognized	$(13)	$(19)	$(158)

The following table summarizes the amounts recognized on the consolidated balance sheet as of December 31, 2005:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits

Other long-term assets	$—	$58	$—
Accrued compensation and benefits	(13)	(93)	(158)
Accumulated other comprehensive loss	—	16	—

Net amount recognized	$(13)	$(19)	$(158)

The following table summarizes the accumulated benefit obligations as of December 31, 2005:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits

Accumulated benefit obligation	$226	$310	$193

Included in the aggregate data in the tables below are the amounts applicable to the company’s pension plans with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

			Non-
	U.S. Pension		U.S. Pension
	Benefits		Benefits
(In Millions)	2006	2005	2006	2005

Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$330	$98
Plan assets	$—	$—	$211	$13
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$345	$317	$494	$323
Plan assets	$245	$226	$211	$146

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

					Post-
			Non-		retirement
	U.S. Pension		U.S. Pension		Medical
	Benefits		Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Discount rate	5.5%	5.4%	5.3%	5.4%	5.5%	5.6%
Rate of compensation increase	5.0%	5.0%	4.6%	4.0%	—	—

For the postretirement medical benefit plan, an increase in the assumed healthcare cost trend rate of one percentage point each year would not have a significant impact on the benefit obligation because the plan provides defined credits that the retiree can use to pay all or a portion of the cost to purchase medical coverage.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

					Post-
			Non-		retirement
	U.S. Pension		U.S. Pension		Medical
	Benefits		Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Discount rate	5.4%	5.6%	5.4%	5.9%	5.6%	5.6%
Expected return on plan assets	5.6%	8.0%	6.0%	6.3%	—	—
Rate of compensation increase	5.0%	5.0%	4.2%	3.5%	—	—

For the U.S. plan, the discount rate was developed by calculating the benefit payment streams by year to determine when benefit payments will be due. The benefit payment streams were then matched by year to U.S. Treasury zero coupon strips to match the timing and amount of the expected benefit payments. The company adjusted the zero coupon rate by a historical credit risk spread, and discounted it back to the measurement date to determine the appropriate discount rate. For the non-U.S. plans, the discount rate was developed by analyzing long-term bond rates and matching the bond maturity with the average duration of the pension liabilities. Several factors are considered in developing the asset return assumptions for the U.S. and non-U.S. plans. The company analyzed rates of return relevant to the country where each plan is in effect and the investments applicable to the plan; expectations of future returns; local actuarial projections; and the projected rates of return from investment managers. The expected long-term rate of return shown for the non-U.S. plan assets is weighted to reflect each country’s relative portion of the non-U.S. plan assets.

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

				Non-U.S. Pension			Postretirement
	U.S. Pension Benefits			Benefits			Medical Benefits
(In Millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$4	$4	$4	$51	$31	$29	$12	$11	$15
Interest cost	13	2	2	27	18	16	10	10	11
Expected return on plan assets	(12)	(3)	(2)	(15)	(18)	(14)	—	—	—
Amortization of prior service cost	—	—	1	—	—	—	4	4	4
Recognized net actuarial loss	—	—	—	—	—	—	—	—	1

Net periodic benefit cost	$5	$3	$5	$63	$31	$31	$26	$25	$31

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

The asset allocation for the company’s U.S. Pension Plan at the end of fiscal years 2006 and 2005, and the target allocation rate for 2007, by asset category, are as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation	2006	2005
Equity securities	10%–20%	14.0%	15.0%
Debt securities	80%–90%	86.0%	85.0%

Non-U.S. Plan Assets

The non-U.S. plans’ investments are managed by insurance companies, third-party trustees, or pension funds consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. Performance is evaluated by comparing the actual rate of return to the return on other similar assets. Investments that are managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and Intel is not actively involved in the investment strategy. In general, the investment strategy followed is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 6.0%.

The asset allocation for the company’s non-U.S. plans, excluding assets managed by qualified insurance companies, at the end of fiscal years 2006 and 2005, and the target allocation rate for 2007, by asset category, are as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation	2006	2005
Equity securities	68.0%	68.0%	67.0%
Debt securities	8.0%	8.0%	21.0%
Other	24.0%	24.0%	12.0%

Investment assets that are managed by qualified insurance companies are invested as part of the insurance companies’ general fund. Intel does not have control over the target allocation of these investments. These investments made up 31% of total non-U.S. plan assets in 2006 (30% in 2005).

Funding Expectations

No contributions are required during 2007 under applicable law for the U.S. Pension Plan. The company intends to make voluntary contributions so that assets are not less than the accumulated benefit obligation at the end of the year. Expected funding for the non-U.S. plans during 2007 is approximately $58 million. Employer contributions to the postretirement medical benefits plan are expected to be approximately $10 million during 2007.

Estimated Future Benefit Payments

The total benefits to be paid from the U.S. and non-U.S. pension plans and other postretirement benefit plans are not expected to exceed $90 million in any year through 2016.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Acquisitions and Divestitures

Business Combinations

Consideration for acquisitions that qualify as business combinations includes the cash paid and the value of any options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash and any debt assumed. During 2006, the company did not complete any acquisitions qualifying as business combinations. During 2005, the company completed three acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $177 million, plus certain liabilities. Most of this consideration was allocated to goodwill and related to businesses within the “all other” category for segment reporting purposes. During 2004, the company completed one acquisition qualifying as a business combination in exchange for net cash consideration of approximately $33 million, plus certain liabilities. The operating results since the date of acquisition of the businesses acquired are included in the segment that completed the acquisition.

Development-Stage Operations

An acquisition of a development-stage operation does not qualify as a business combination under SFAS No. 141, “Business Combinations,” and purchase consideration for such an acquisition is not allocated to goodwill. Workforce-in-place related to an acquisition of a development-stage operation qualifies as an identified intangible asset.

During 2006 and 2004, the company did not complete any development-stage operation acquisitions. During 2005, the company acquired a development-stage operation in exchange for total net cash consideration of $19 million, most of which was allocated to workforce-in-place. The operating results of this acquisition since the date of acquisition are included in the segment completing the acquisition, for segment reporting purposes.

Divestitures

During 2006, the company completed three divestitures.

In September 2006, the company completed the divestiture of its media and signaling business and associated assets that were included in the Digital Enterprise Group operating segment. The company received $75 million in cash consideration. Intel also entered into a transition service agreement whereby Intel is providing operational support and manufacturing to the acquiring company for a limited time. By the completion of the transition service agreement, approximately 375 employees of Intel’s media and signaling business are expected to become employees of the acquiring company. As a result of this divestiture, the company recorded a reduction of goodwill for $4 million. Additionally, a net gain of $52 million was recorded within interest and other, net.

In September 2006, the company completed the divestiture of certain product lines and associated assets of its optical networking components business that were included in the Digital Enterprise Group operating segment. Consideration for the divestiture was $115 million, including $86 million in cash, and shares of the acquiring company with an estimated value of $29 million. Approximately 55 employees of Intel’s optical networking components business became employees of the acquiring company during the term of the transition service agreement. As a result of this divestiture, the company recorded a reduction of goodwill of $6 million. Additionally, a net gain of $77 million was recorded within interest and other, net.

In November 2006, the company completed the divestiture of certain assets of the communications and application processor business to Marvell Technology Group, Ltd. for a cash purchase price of $600 million, plus the assumption of certain liabilities. The operating results associated with the divested assets of the communications and application processor business were included in the Mobility Group operating segment. Intel and Marvell also entered into an agreement whereby Intel is providing certain manufacturing and transition services to Marvell. Approximately 1,300 employees of Intel’s communications and application processor business involved in a variety of functions, including engineering, product testing and validation, operations, and marketing became employees of Marvell. As a result of this divestiture, the company recorded a reduction of goodwill of $2 million. Additionally, a net gain of $483 million was recorded within interest and other, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Goodwill

Goodwill activity attributed to operating segments for the years ended December 30, 2006 and December 31, 2005 was as follows:

	Intel	Intel	Digital
	Communications	Architecture	Enterprise
(In Millions)	Group	Business	Group	Mobility Group	All Other	Total

December 25, 2004	$3,186	$533	$—	$—	$—	$3,719
Transfer	(3,186)	(533)	3,403	258	58	—
Additions	—	—	—	—	165	165
Other	—	—	(3)	(8)	—	(11)

December 31, 2005	$—	$—	$3,400	$250	$223	$3,873
Divestitures	—	—	(10)	(2)	—	(12)

December 30, 2006	$—	$—	$3,390	$248	$223	$3,861

During 2006, the company completed three divestitures, which resulted in a reduction of $12 million in goodwill. See “Note 14: Acquisitions and Divestitures” for further details.

During 2005, the company completed three acquisitions for total purchase consideration, net of cash acquired, of $177 million, plus liabilities assumed, which resulted in goodwill of $165 million. The operating results of the acquired companies have been reported in the “all other” category from the date of acquisition.

During the first quarter of 2005, the company reorganized its business groups to bring all major product groups in line with the company’s strategy to design and deliver technology platforms. Due to this reorganization of the company’s business groups during the first quarter of 2005, goodwill was allocated to the new reporting units based on the estimated fair value of each business group within its original reporting unit relative to the estimated fair value of that reporting unit. In the fourth quarter of 2005, the company added the Flash Memory Group (FMG). As the flash products group was a separate reporting unit in the Mobility Group, with no goodwill assigned, the transfer of the flash products group to FMG did not change the goodwill recorded within the operating segments. The majority of the “all other” category goodwill is included in the Digital Home Group operating segment, which is also a reporting unit.

During 2006, 2005, and 2004, the company concluded that goodwill was not impaired.

Note 16: Identified Intangible Assets

Identified intangible assets are classified within other long-term assets on the consolidated balance sheets and consisted of the following as of December 30, 2006:

		Accumulated
(In Millions)	Gross Assets	Amortization	Net

Intellectual property assets	$1,143	$(434)	$709
Acquisition-related developed technology	4	(2)	2
Other intangible assets	349	(73)	276

Total identified intangible assets	$1,496	$(509)	$987

During 2006, the company acquired intellectual property assets for $293 million with a weighted average life of seven years. Additionally, during 2006, there were $300 million in additions to other intangible assets with a weighted average life of four years.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identified intangible assets consisted of the following as of December 31, 2005:

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

All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $178 million in 2006 ($123 million in 2005 and $120 million in 2004). The amortization of an intellectual property asset is generally included in cost of sales on the consolidated statements of income. Amortization of acquisition-related developed technology was $20 million for 2006 ($86 million for 2005 and $122 million for 2004) and is included in amortization of acquisition-related intangibles and costs on the consolidated statements of income. Amortization of other intangible assets was $59 million in 2006 ($32 million in 2005 and $28 million in 2004). The amortization of other intangible assets is recorded as either amortization of acquisition-related intangibles and costs or as a reduction of revenue on the consolidated statements of income.

Based on identified intangible assets recorded at December 30, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period is expected to be as follows:

(In Millions)	2007	2008	2009	2010	2011

Intellectual property assets	$152	$142	$115	$103	$52
Acquisition-related developed technology	$1	$1	$—	$—	$—
Other intangible assets	$80	$85	$111	$—	$—

Note 17: Venture

During January 2006, Micron and Intel formed IMFT, a company that manufactures NAND flash memory products for Micron and Intel. Initial production from IMFT began in early 2006.

As part of the initial capital contribution to IMFT, Intel paid $615 million in cash and issued $581 million in non-interest-bearing notes in exchange for a 49% interest. During 2006, Intel paid the entire balance of $581 million toward the non-interest-bearing notes, which has been reflected as a financing activity on the consolidated statement of cash flows. At inception, in exchange for a 51% interest, Micron contributed assets valued at $995 million and $250 million in cash. Intel is currently committed to purchasing 49% of IMFT’s production output and production-related services. During 2006, the purchased products and services from IMFT were approximately $300 million and the related payable as of December 30, 2006 was not significant.

IMFT is governed by a Board of Managers, with Intel and Micron initially appointing an equal number of managers to the Board of Managers. The number of managers appointed by each party adjusts depending on the parties’ ownership interests in IMFT. IMFT will operate until 2015, but is subject to prior termination under certain terms and conditions.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subject to certain conditions, Intel and Micron each agreed to contribute an additional $1.4 billion in the three years following the initial capital contributions, of which Intel had contributed $128 million as of December 30, 2006. In January 2007, Intel made an additional capital contribution to IMFT of $258 million.

IMFT is a variable interest entity as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (FIN 46(R)), because all positive and negative variances in IMFT’s cost structure are passed on to Intel and Micron through their purchase agreement with IMFT. Micron and Intel are considered related parties under the provisions of FIN 46(R), and Intel has determined that Intel is not the primary beneficiary of IMFT. Intel accounts for its interest in IMFT using the equity method of accounting. Intel’s proportionate share of income or losses from its investment in IMFT is recorded in interest and other, net. Intel’s maximum exposure to loss as a result of its involvement with IMFT is $1.3 billion as of December 30, 2006, which represents Intel’s investment. Intel’s investment in IMFT is classified within other long-term assets on the consolidated balance sheet.

Concurrent with the formation of IMFT, Intel paid Micron $270 million for product designs developed by Micron as well as certain other intellectual property. Intel owns the rights with respect to all product designs and licensed the designs to Micron. Micron paid Intel $40 million to license these initial product designs and will pay additional royalties on new product designs. Intel recorded its net investment in this technology of $230 million as an identified intangible asset, which is included in the intellectual property asset classification. The identified intangible asset will be amortized into cost of sales over its expected five-year life. Costs incurred by Intel and Micron for product and process development related to IMFT are generally split evenly between Intel and Micron and are classified as research and development on the consolidated statements of income.

Intel has entered into a long-term supply agreement with Apple Inc. to supply a portion of the NAND flash memory output that Intel will purchase from IMFT through December 31, 2010. In January 2006, Apple pre-paid a refundable $250 million to Intel that will be applied to purchases of NAND flash memory by Apple beginning in 2008. Intel has classified the $250 million as other long-term liabilities on the consolidated balance sheet.

Note 18: Commitments

The company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2021. Additionally, the company leases portions of its land that expire at various dates through 2062. Rental expense was $160 million in 2006 ($150 million in 2005 and $136 million in 2004). Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2007—$114 million; 2008—$80 million; 2009—$58 million; 2010—$33 million; 2011—$24 million; 2012 and beyond—$75 million. Commitments for construction or purchase of property, plant and equipment increased from $2.7 billion at December 31, 2005 to $3.3 billion at December 30, 2006, primarily due to purchase obligations for capital equipment related to our next-generation 45-nanometer process technology. Other purchase obligations and commitments as of December 30, 2006 totaled $1.8 billion. Other purchase obligations and commitments include agreements to purchase raw material or other goods as well as payments due under various types of licenses and non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies. In addition, the company has various contractual commitments related to the IMFT venture with Micron (see “Note 17: Venture”).

Note 19: Contingencies

Tax Matters

In connection with the regular examination of Intel’s tax returns for the years 1999 through 2005, the IRS formally assessed, in 2005 and 2006, certain adjustments to the amounts reflected by Intel on those returns as a tax benefit for its export sales. The company does not agree with these adjustments and has appealed the assessments. If the IRS prevails in its position, Intel’s federal income tax due for 1999 through 2005 would increase by approximately $2.2 billion, plus interest. In addition, the IRS will likely make a similar claim for 2006, and if the IRS prevails, income tax due for 2006 would increase by approximately $200 million, plus interest.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although the final resolution of the adjustments is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the company’s financial position, cash flows, or overall trends in results of operations. There is the possibility of a material adverse impact on the results of operations for the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

Legal Proceedings

Intel currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

In June 2005, Advanced Micro Devices, Inc. (AMD) filed a complaint in the United States District Court for the District of Delaware alleging that Intel and Intel’s Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against Intel’s Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages of approximately $55 million, plus various other costs and fees. At least 78 separate class actions, generally repeating AMD’s allegations and asserting various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors, have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, and the District of Delaware, as well as in various California, Kansas, and Tennessee state courts. All the federal class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. Intel disputes AMD’s claims and the class-action claims, and intends to defend the lawsuits vigorously.

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

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company, and HPDirect, Inc. alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel Pentium 4 processors are less powerful and slower than systems containing Intel Pentium III processors and a competitor’s microprocessors. In July 2004, the court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing such microprocessors. In January 2005, the Circuit Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the Circuit Court’s class certification order. In July 2006, the Illinois Appellate Court, Fifth District, vacated the Circuit Court’s class certification order and remanded the case to the Circuit Court with instructions to reconsider its class certification ruling. In August 2006, the Illinois Supreme Court agreed to review the Appellate Court’s decision, and that review is pending. The plaintiffs seek unspecified damages and attorneys’ fees and costs. The company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

Beginning in May 2005, Intel and AmberWave Systems Corporation filed a series of lawsuits against each other that were consolidated into actions in the United States District Court for the District of Delaware. AmberWave claimed that certain Intel semiconductor manufacturing processes infringed six AmberWave patents related to semiconductor fabrication. AmberWave sought damages, treble damages for alleged willful infringement, an injunction, and attorneys’ fees. Intel disputed AmberWave’s allegations and defended the lawsuits vigorously. In 2007, Intel and AmberWave entered into a license agreement under which, among other terms, Intel agreed to make certain payments to AmberWave, and AmberWave agreed to license AmberWave’s patent portfolio to Intel. The parties agreed to jointly dismiss the actions with prejudice.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2006, Transmeta Corporation filed a lawsuit in the United States District Court for the District of Delaware. Transmeta alleges that Intel’s P6, Pentium 4, Pentium M, Intel Core, and Intel Core 2 processors infringe 10 Transmeta patents alleged to cover computer architecture and power-efficiency technologies. In December 2006, Transmeta filed an amended complaint alleging that Intel’s processors infringe an eleventh Transmeta patent. Intel filed counterclaims against Transmeta alleging that Transmeta’s Crusoe, Efficeon, and Efficeon 2 families of microprocessors infringe seven Intel patents. Transmeta seeks damages, treble damages, an injunction, and attorneys’ fees. Intel disputes Transmeta’s allegations of infringement and intends to defend the lawsuits vigorously.

Note 20: Operating Segment and Geographic Information

The company’s operating segments included the Digital Enterprise Group, Mobility Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Channel Platforms Group as of December 30, 2006. Prior-period amounts have been adjusted retrospectively to reflect reorganizations.

The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is the company’s President and Chief Executive Officer (CEO). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

The company reports the financial results of the following operating segments:

•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments; communications infrastructure components such as network processors, communications boards, and embedded processors; wired connectivity devices; and products for network and server storage.
•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook computing market segment; and wireless connectivity products. The operating results associated with the divested assets of the communications and application processor business were included in the Mobility Group operating segment through the date of the divestiture.
•	Flash Memory Group. Includes NOR flash memory products designed for cellular phones and embedded form factors; and NAND flash memory products manufactured by IMFT that are designed for memory cards, digital audio players, and cellular phones.

The Flash Memory Group, Digital Home Group, Digital Health Group, and Channel Platforms Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131. However, the Flash Memory Group is reported separately, as management believes that this information is useful to the reader. The Digital Home Group, Digital Health Group, and Channel Platforms Group operating segments are included within the “all other” category.

The company has sales and marketing, manufacturing, finance, and administration groups. Expenses of these groups are generally allocated to the operating segments and are included in the operating results reported below. Revenue for the “all other” category primarily relates to microprocessors and related chipsets sold by the Digital Home Group. In addition to the operating results for the Digital Home Group, Digital Health Group, and Channel Platforms Group operating segments, the “all other” category includes certain corporate-level operating expenses, including a portion of profit-dependent bonus and other expenses not allocated to the operating segments; results of operations of seed businesses that support the company’s initiatives; acquisition-related costs, including amortization and impairment of acquisition-related intangibles and goodwill; charges for purchased in-process research and development; share-based compensation charges; and amounts included within restructuring and asset impairment charges on the consolidated statements of income.

With the exception of goodwill, the company does not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue, and, accordingly, there is none to be reported. The company does not allocate interest and other income, interest expense, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the company as a whole.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating segment net revenue and operating income (loss) for the three years ended December 30, 2006 were as follows:

(In Millions)	2006	2005	2004

Net revenue
Digital Enterprise Group
Microprocessor revenue	$14,606	$19,412	$19,426
Chipset, motherboard, and other revenue	5,270	5,725	5,352

	19,876	25,137	24,778
Mobility Group
Microprocessor revenue	9,212	8,704	5,667
Chipset and other revenue	3,097	2,427	1,314

	12,309	11,131	6,981
Flash Memory Group	2,163	2,278	2,285
All other	1,034	280	165

Total net revenue	$35,382	$38,826	$34,209

Operating income (loss)
Digital Enterprise Group	$4,267	$9,020	$8,856
Mobility Group	4,993	5,334	2,832
Flash Memory Group	(555)	(154)	(149)
All other	(3,053)	(2,110)	(1,409)

Total operating income	$5,652	$12,090	$10,130

In 2006, 2005, and 2004, one customer accounted for 19% of the company’s net revenue and another customer accounted for 16%. The majority of the revenue from these customers was from the sale of microprocessors, chipsets, and other components by the Digital Enterprise Group and Mobility Group operating segments.

Geographic revenue information for the three years ended December 30, 2006 is based on the location of the customer. Property, plant and equipment information is based on the physical location of the assets at the end of each of the fiscal years. Revenue from unaffiliated customers by geographic region/country was as follows:

(In Millions)	2006	2005	2004

Asia-Pacific
Taiwan	$7,200	$7,225	$5,391
China	4,969	5,347	4,651
Other Asia-Pacific	5,308	6,758	5,338

	17,477	19,330	15,380
Americas
United States	5,486	5,662	6,563
Other Americas	2,026	1,912	1,402

	7,512	7,574	7,965
Europe	6,587	8,210	7,755
Japan	3,806	3,712	3,109

Total revenue	$35,382	$38,826	$34,209

Revenue from unaffiliated customers outside the U.S. totaled $29,896 million in 2006 ($33,164 million in 2005 and $27,646 million in 2004).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net property, plant and equipment by country was as follows:

(In Millions)	2006	2005	2004

United States	$11,558	$11,211	$11,265
Ireland	2,860	3,192	2,365
Other countries	3,184	2,708	2,138

Total property, plant and equipment, net	$17,602	$17,111	$15,768

Net property, plant and equipment outside the U.S. totaled $6,044 million in 2006 ($5,900 million in 2005 and $4,503 million in 2004).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intel Corporation’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

As discussed in Notes 2 and 13 to the consolidated financial statements, on January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and during 2006, the company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

/s/ Ernst & Young LLP

San Jose, California
February 20, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Intel Corporation maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Intel Corporation maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Intel Corporation and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 20, 2007

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2006 For Quarter Ended[1]
(In Millions, Except Per Share Amounts)	December 30	September 30	July 1	April 1
Net revenue	$9,694	$8,739	$8,009	$8,940
Gross margin	$4,810	$4,294	$4,171	$4,943
Net income	$1,501	$1,301	$885	$1,357
Basic earnings per share	$0.26	$0.23	$0.15	$0.23
Diluted earnings per share	$0.26	$0.22	$0.15	$0.23
Dividends per share
Declared	$—	$0.20	$—	$0.20
Paid	$0.10	$0.10	$0.10	$0.10
Market price range common stock[2]
High	$22.33	$20.77	$20.11	$26.47
Low	$20.08	$17.10	$16.86	$19.46

2005 For Quarter Ended
(In Millions, Except Per Share Amounts)	December 31	October 1	July 2	April 2

Net revenue	$10,201	$9,960	$9,231	$9,434
Gross margin	$6,300	$5,948	$5,203	$5,598
Net income	$2,453	$1,995	$2,038	$2,178
Basic earnings per share	$0.41	$0.33	$0.33	$0.35
Diluted earnings per share	$0.40	$0.32	$0.33	$0.35
Dividends per share
Declared	$—	$0.16	$—	$0.16
Paid	$0.08	$0.08	$0.08	$0.08
Market price range common stock[2]
High	$27.43	$28.71	$27.70	$25.11
Low	$22.65	$23.83	$22.12	$21.99

[1]	The company adopted the provisions of SFAS No. 123(R) in fiscal year 2006. Results for fiscal year 2005 do not include the effects of share-based compensation. For further information, see “Note 2: Accounting Policies” and “Note 3: Employee Equity Incentive Plans” in the Notes to Consolidated Financial Statements.

[2]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market* and is quoted in the Wall Street Journal and other newspapers. Intel’s common stock also trades on The Swiss Exchange. At December 30, 2006, there were approximately 195,000 registered holders of common stock. All stock prices are closing prices per The NASDAQ Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls, and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems, or acts of fraud, and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance and Enterprise Services organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 30, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by both our Internal Audit organization and our Finance and Enterprise Services organization.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of our 2007 Proxy Statement is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information included under the heading “Corporate Governance” of our 2007 Proxy Statement is incorporated by reference in this section.

Intel has, for many years, maintained a set of Corporate Business Principles that incorporate our code of ethics applicable to all employees, including all officers, and including our independent directors, who are not employees of the company, with regard to their Intel-related activities. The Corporate Business Principles incorporate our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. They also incorporate our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, they incorporate Intel guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; reporting of code violations; and maintaining accountability for adherence to the code.

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

The information appearing under the headings “Director Compensation,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” and “Executive Compensation” of our 2007 Proxy Statement is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2007 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders in our 2007 Proxy Statement under the heading “Proposal 3: Approval of Amendment and Extension of the 2006 Equity Incentive Plan” is incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2007 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2007 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

3. Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Intel, the Intel logo, Intel Inside, Celeron, Intel Centrino, Intel Core, Intel Core Duo, Intel Core 2 Duo, Intel Core 2 Quad, Intel NetBurst, Intel StrataFlash, Intel Viiv, Intel vPro, Intel Xeon, Intel XScale, Itanium, and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries.

*	Other names and brands may be claimed as the property of others.

INTEL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 30, 2006, December 31, 2005, and December 25, 2004
(In Millions)

		Additions
	Balance at	Charged
	Beginning of	(Credited)		Balance at
	Year	to Expenses	Deductions	End of Year
Allowance for doubtful receivables[1]
2006	$64	$(19)	$13	$32
2005	$43	$35	$14	$64
2004	$55	$4	$16	$43

Valuation allowance for deferred tax asset
2006	$86	$6	$5	$87
2005	$75	$11	$—	$86
2004	$—	$75	$—	$75

[1]	Deductions represent uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith
3.1		Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/06

3.2		Intel Corporation Bylaws, as amended on January 17, 2007	8-K	000-06217	3.1	1/18/07

4.1		Registration Rights Agreement	10-K	000-06217	4.1	2/27/06

4.2		Indenture	10-K	000-06217	4.2	2/27/06

10	.1**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/05

10	.2**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/04

10	.3**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/04

10	.4**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/04

10	.5**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/04

10	.6**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/04

10.7		Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/03

10	.8**	Intel Corporation 1988 Executive Long Term Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.2	8/11/98

10	.9**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/98

10	.10**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/06

10	.11**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/06

10	.12**	Intel Corporation Executive Officer Incentive Plan, as amended and restated effective May 18, 2005	8-K	000-06217	10.2	5/20/05

10	.13**	Description of Bonus Terms under the Executive Officer Incentive Plan	10-Q	000-06217	10.2	8/2/04

10	.14**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/99

10	.15**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective July 15, 1996	S-8	033-63489	4.1	7/17/96

10	.16**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/05

10	.17**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/25/05

10	.18**	Named Executive Officer Compensation	10-Q	000-06217	10.1	5/11/05

10	.19**	Listed Officer Compensation	10-Q	000-06217	10.1	5/8/06

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.20**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.2	5/8/06

10	.21**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-06217	10.4	5/8/06

10	.22**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/06

10	.23**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.9	5/8/06

10	.24**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.11	5/8/06

10	.25**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/06

10	.26**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/06

10	.27**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/06

10	.28**	Intel Corporation 2006 Stock Purchase Plan, Effective May 17, 2006	S-8	333-135178	99.1	6/21/06

10	.29**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.1	7/6/06

10	.30**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.2	7/6/06

10	.31**	Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 to U.S. employees under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.7	7/6/06

10	.32**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006)	8-K	000-06217	10.8	7/6/06

10	.33**	Form of Notice of Grant — Restricted Stock Units	8-K	000-06217	10.13	7/6/06

10	.34**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.14	7/6/06

10	.35**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.15	7/6/06

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.36**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.19	7/6/06

10	.37**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program)	8-K	000-06217	10.20	7/6/06

10	.38**	Form of Notice of Grant — Nonqualified Stock Options	8-K	000-06217	10.24	7/6/06

10	.39**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/14/06

10	.40**	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after May 17, 2006)	8-K	000-06217	10.2	7/14/06

10	.41**	Intel Corporation 2006 Deferral Plan for Outside Directors, Effective November 15, 2006					X

10	.42**	Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini on January 18, 2007 under the Intel Corporation 2006 Equity Incentive Plan					X

12.1		Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

21.1		Intel subsidiaries					X

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2		Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1		Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
Registrant

By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President, Chief Financial and Enterprise Services Officer and Principal Accounting Officer
February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett Craig R. Barrett Chairman of the Board and Director February 23, 2007	/s/ Paul S. Otellini Paul S. Otellini President, Chief Executive Officer, Director and Principal Executive Officer February 23, 2007

/s/ Charlene Barshefsky Charlene Barshefsky Director February 23, 2007	/s/ James D. Plummer James D. Plummer Director February 23, 2007

/s/ Andy D. Bryant Andy D. Bryant Executive Vice President, Chief Financial and Enterprise Services Officer and Principal Accounting Officer February 23, 2007	/s/ David S. Pottruck David S. Pottruck Director February 23, 2007

/s/ Susan L. Decker Susan L. Decker Director February 23, 2007	/s/ Jane E. Shaw Jane E. Shaw Director February 23, 2007

/s/ D. James Guzy D. James Guzy Director February 23, 2007	/s/ John L. Thornton John L. Thornton Director February 23, 2007

/s/ Reed E. Hundt Reed E. Hundt Director February 23, 2007	/s/ David B. Yoffie David B. Yoffie Director February 23, 2007