Form 10-Q
period 2007-03-31
INTEL CORP
filed 2007-05-03
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
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
Large accelerated filer ☑                    Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 27, 2007
Common stock, $0.001 par value	5,810 million

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,	April 1,
(In Millions, Except Per Share Amounts)	2007	2006

Net revenue	$8,852	$8,940
Cost of sales	4,420	3,997

Gross margin	4,432	4,943

Research and development	1,400	1,562
Marketing, general and administrative	1,277	1,644
Restructuring and asset impairment charges	75	—
Amortization of acquisition-related intangibles and costs	5	19

Operating expenses	2,757	3,225

Operating income	1,675	1,718
Gains on equity investments, net	29	2
Interest and other, net	169	154

Income before taxes	1,873	1,874

Provision for taxes	237	517

Net income	$1,636	$1,357

Basic earnings per common share	$0.28	$0.23

Diluted earnings per common share	$0.28	$0.23

Cash dividends declared per common share	$0.225	$0.20

Weighted average shares outstanding:
Basic	5,777	5,854

Diluted	5,874	5,954

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	Dec. 30,
(In Millions)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,472	$6,598
Short-term investments	3,217	2,270
Trading assets	1,335	1,134
Accounts receivable, net	2,780	2,709
Inventories	4,366	4,314
Deferred tax assets	1,060	997
Other current assets	464	258

Total current assets	17,694	18,280

Property, plant and equipment, net of accumulated depreciation of $30,293 ($29,482 at December 30, 2006)	17,617	17,602
Marketable strategic equity securities	359	398
Other long-term investments	4,496	4,023
Goodwill	3,861	3,861
Other long-term assets	4,729	4,204

Total assets	$48,756	$48,368

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$139	$180
Accounts payable	2,273	2,256
Accrued compensation and benefits	1,079	1,644
Accrued advertising	704	846
Deferred income on shipments to distributors	611	599
Other accrued liabilities	1,820	1,192
Income taxes payable	—	1,797

Total current liabilities	6,626	8,514

Long-term income taxes payable	1,320	—
Deferred tax liabilities	234	265
Long-term debt	1,848	1,848
Other long-term liabilities	1,202	989
Contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,781 shares issued and outstanding (5,766 at December 30, 2006)	8,598	7,825
Accumulated other comprehensive income (loss)	(92)	(57)
Retained earnings	29,020	28,984

Total stockholders’ equity	37,526	36,752

Total liabilities and stockholders’ equity	$48,756	$48,368

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	April 1,
(In Millions)	2007	2006
Cash and cash equivalents, beginning of period	$6,598	$7,324

Cash flows provided by (used for) operating activities:
Net income	1,636	1,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,187	1,139
Share-based compensation	284	374
Restructuring, asset impairment, and net loss on retirement of assets	81	39
Excess tax benefit from share-based payment arrangements	(18)	(61)
Amortization of intangibles and other acquisition-related costs	64	75
(Gains) on equity investments, net	(29)	(2)
Deferred taxes	(150)	4
Changes in assets and liabilities:
Trading assets	(201)	193
Accounts receivable	17	2
Inventories	(65)	(359)
Accounts payable	17	162
Accrued compensation and benefits	(723)	(927)
Income taxes payable and receivable	(432)	(43)
Other assets and liabilities	(116)	143

Total adjustments	(84)	739

Net cash provided by operating activities	1,552	2,096

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,361)	(1,762)
Purchases of available-for-sale investments	(2,924)	(2,093)
Maturities and sales of available-for-sale investments	1,533	2,324
Purchases and investments in non-marketable equity investments	(489)	(577)
Other investing activities	25	(193)

Net cash used for investing activities	(3,216)	(2,301)

Cash flows provided by (used for) financing activities:
(Decrease) in short-term debt, net	(42)	(84)
Proceeds from government grants	26	4
Excess tax benefit from share-based payment arrangements	18	61
Proceeds from sales of shares through employee equity incentive plans	586	376
Repurchase and retirement of common stock	(400)	(2,943)
Payment of dividends to stockholders	(650)	(585)

Net cash used for financing activities	(462)	(3,171)

Net (decrease) in cash and cash equivalents	(2,126)	(3,376)

Cash and cash equivalents, end of period	$4,472	$3,948

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$3	$5
Income taxes, net of refunds	$679	$558
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
The company prepared the interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in Intel’s Annual Report on Form 10-K for the year ended December 30, 2006. Management has made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The company’s actual results may differ from management’s estimates. The accounting estimates requiring management’s most significant, difficult, and subjective judgments include:
•	the valuation of non-marketable equity investments;
•	the recognition and measurement of current and deferred income tax assets and liabilities;
•	the assessment of recoverability of long-lived assets;
•	the valuation of inventory; and
•	the valuation and recognition of share-based compensation.
The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read with the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 30, 2006. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.
Note 2: Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal 2008. The company is currently evaluating the impact of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008. The company is currently evaluating the impact of SFAS No. 159.
Note 3: Accounting Changes
In the first quarter of 2007, the company adopted Emerging Issues Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the service period. The company adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $280 million, additional deferred tax assets of $99 million, and a reduction to retained earnings of $181 million in the first quarter of 2007.
The company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48). See “Note 14: Taxes” for further discussion.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 4: Employee Equity Incentive Plans
The company’s equity incentive plans are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan, 175 million shares of common stock were made available for issuance as equity awards to employees and non-employee directors through June 2008. A maximum of 80 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of March 31, 2007, 160 million shares remain available for grant under the 2006 Equity Incentive Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of Intel’s common stock at 85% of the market price on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. As of March 31, 2007, 225 million shares are available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
The following table summarizes the share-based compensation charges:

	Three Months Ended
	March 31,	April 1,
(In Millions)	2007	2006
Cost of sales	$78	$86
Research and development	$114	$135
Marketing, general and administrative	$92	$153
During the first quarter of 2007, the tax benefit realized from option exercises and other awards totaled $31 million ($64 million for the first quarter of 2006).
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values during the first quarter of 2007 and 2006, were based on estimates at the date of grant as follows:

	Stock Options		Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Estimated values	$5.78	$5.63	$4.72	$5.02
Expected life (in years)	6.5	4.5	.5	.5
Risk free interest rate	4.8%	4.4%	5.3%	4.7%
Volatility	26%	27%	26%	29%
Dividend yield	2.2%	1.8%	2.1%	1.8%
The expected life for options granted in the first quarter of 2007 reflects grants given to key officers and other senior-level employees with delayed vesting periods. Options with similar terms were not granted in the first quarter of 2006.
The company began issuing restricted stock units in the second quarter of 2006. The estimated fair value of restricted stock unit awards was calculated based on the market price of Intel common stock on the date of grant, reduced by the present value of dividends expected to be paid on Intel common stock prior to vesting. The weighted average estimated values of restricted stock unit grants, as well as the weighted average assumptions that were used in calculating fair value during the first quarter of 2007, were based on estimates at the date of grant as follows:

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Three Months Ended
March 31, 2007
Estimated values	$19.33
Risk free interest rate	4.9%
Dividend yield	2.2%
Stock Option Awards
Information with respect to outstanding stock options as of March 31, 2007 was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 30, 2006	839.5	$26.98
Grants	1.9	$20.68
Exercises	(19.3)	$18.28	$54
Cancellations and forfeitures	(33.8)	$31.59

March 31, 2007	788.3	$26.97

Options exercisable at:
December 30, 2006	567.6	$28.66
March 31, 2007	529.0	$28.71

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.
Restricted Stock Unit Awards
Information with respect to outstanding restricted stock units as of March 31, 2007 was as follows:

		Weighted
		Average	Aggregate
	Number of	Grant-Date	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Fair Value	Value[1]
December 30, 2006	27.4	$18.71
Granted	0.3	$19.33
Vested	—	$—	$—
Forfeited	(0.9)	$18.67

March 31, 2007	26.8	$18.72

[1]	Represents the value of Intel stock on the date that the restricted stock units vest.
Stock Purchase Plan
Under the 2006 Stock Purchase Plan, employees purchased 15 million shares for $234 million in the first quarter of 2007 (13.8 million shares for $245 million in the first quarter of 2006 under the 1976 Stock Participation Plan which is now expired).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 5: Earnings Per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
	March 31,	April 1,
(In Millions, Except Per Share Amounts)	2007	2006
Net income	$1,636	$1,357

Weighted average common shares outstanding – basic	5,777	5,854
Dilutive effect of employee equity incentive plans	46	49
Dilutive effect of convertible debt	51	51

Weighted average common shares outstanding – diluted	5,874	5,954

Basic earnings per common share	$0.28	$0.23

Diluted earnings per common share	$0.28	$0.23

Basic earnings per common share was computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per common share was computed using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units, and assumed issuance of stock under the stock purchase plan using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.
For the first quarter of 2007, 566 million outstanding stock options (579 million for the first quarter of 2006) were excluded from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in future calculations if the average market value of the common shares increases and becomes greater than the exercise price of these options.
Note 6: Common Stock Repurchase Program
During the first quarter of 2007, the company repurchased 19.2 million shares of common stock at a cost of $400 million (138.5 million shares at a cost of $2.9 billion during the first quarter of 2006). Since the repurchase program began in 1990, the company has repurchased and retired approximately 2.85 billion shares at a cost of approximately $57 billion. As of March 31, 2007, $16.9 billion remained available under the existing repurchase authorization.
Note 7: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	March 31,	Dec. 30,
(In Millions)	2007	2006
Marketable debt securities	$877	$684
Equity securities offsetting deferred compensation	458	450

Total	$1,335	$1,134

All floating-rate asset-backed securities purchased after December 30, 2006 are designated as trading assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 8: Equity Investments
In March 2007, Clearwire Corporation completed an initial public offering (IPO) of 24 million shares of common stock at a price of $25 per share on The NASDAQ Global Select Market*. Intel’s ownership interest in Clearwire decreased from approximately 27% as of December 30, 2006 to 23% as of March 31, 2007 as a result of the IPO. Intel’s investment in Clearwire is classified within other long-term assets on the consolidated condensed balance sheet. Intel accounts for its investment in Clearwire under the equity method and therefore the investment is not carried at fair value. The equity method requires capital transactions that affect the investor’s share of stockholders equity to be recognized. Accordingly, in the first quarter of 2007, Intel recognized a gain of $39 million within gains on equity investments, net, that was partially offset by Intel’s proportionate share of Clearwire’s operating loss, which is recorded on a one-quarter lag. Intel’s carrying value for its investment in Clearwire as of March 31, 2007 was $630 million. Based on the quoted closing stock price as of March 30, 2007, the fair value of Intel’s ownership interest in Clearwire was $751 million.
Note 9: Inventories
Inventories at the end of each period were as follows:

	March 31,	Dec. 30,
(In Millions)	2007	2006
Raw materials	$670	$608
Work in process	2,187	2,044
Finished goods	1,509	1,662

Total	$4,366	$4,314

Note 10: Gains on Equity Investments, Net
Net gains on equity investments, which includes investments accounted for under the equity method and certain equity derivatives, for the first quarter of 2007 were $29 million compared to $2 million for the first quarter of 2006. The increase was primarily due to a gain of $39 million realized as a result of Clearwire’s IPO (see “Note 8: Equity Investments”), partially offset by Intel’s proportionate share of Clearwire’s operating loss and higher impairment charges on equity investments ($36 million in the first quarter of 2007 and $23 million in the first quarter of 2006).
Note 11: Interest and Other, Net
Interest and other, net included:

	Three Months Ended
	March 31,	April 1,
(In Millions)	2007	2006
Interest income	$184	$168
Interest expense	(3)	(7)
Other, net	(12)	(7)

Total	$169	$154

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 12: Comprehensive Income
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	March 31,	April 1,
(In Millions)	2007	2006
Net income	$1,636	$1,357
Change in net unrealized holding gain on available-for-sale investments	(34)	33
Change in net unrealized holding gain on derivatives	(1)	5

Total comprehensive income	$1,601	$1,395

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	March 31,	Dec. 30,
(In Millions)	2007	2006
Accumulated net unrealized holding gain on available-for-sale investments	$79	$113
Accumulated net unrealized holding gain on derivatives	79	80
Accumulated net prior service costs	(16)	(16)
Accumulated net actuarial losses	(232)	(232)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$(92)	$(57)

Note 13: Restructuring and Asset Impairment Charges
From the third quarter of 2006 through the first quarter of 2007, Intel incurred a total of $630 million in restructuring and asset impairment charges. These charges include a total of $259 million related to employee severance and benefit arrangements due to the termination of approximately 5,400 employees. During the first quarter of 2007, $21 million in restructuring charges, net of adjustments, related to employee severance and benefit arrangements were recorded. From the third quarter of 2006 through the first quarter of 2007, Intel incurred a total of $371 million in asset impairment charges including $54 million during the first quarter of 2007 as a result of softer than anticipated market conditions relating to its Colorado Springs, Colorado facility, which was originally placed for sale and written down in the fourth quarter of 2006.
The following table summarizes the restructuring and asset impairment activity for the first quarter of 2007:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairment	Total
Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	24	54	78
Adjustments	(3)	—	(3)
Cash payments	(44)	—	(44)
Non-cash settlements	—	(54)	(54)

Accrued restructuring balance as of March 31, 2007	$25	$—	$25

The additional accruals, net of adjustments have been reflected as restructuring and asset impairment charges on the consolidated condensed statements of income. The remaining accrual as of March 31, 2007 relates to severance benefits the company expects to pay in the next 12 months. As such, the restructuring accrual is recorded as a current liability within accrued compensation and benefits in the consolidated condensed balance sheets. In addition, Intel may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 14: Taxes
Effective at the beginning of the first quarter of 2007, the company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
As a result of the implementation of FIN 48, the company reduced the liability for net unrecognized tax benefits by $181 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $181 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $1.9 billion. The company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.
As a result of a settlement of certain federal tax audits with the U.S. Internal Revenue Service (IRS) during the first quarter of 2007, as described below, the total amount of gross unrecognized tax benefits was reduced by $739 million; of which $144 million became certain as a result of the settlement with the IRS described below, but has not yet been paid. Partially offsetting this decrease was an increase of $42 million relating to other activity within the first quarter of 2007. The total amount of gross unrecognized tax benefits was $1.2 billion as of March 31, 2007. These gross unrecognized tax benefits would affect the effective tax rate if realized.
The company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the company had accrued $257 million for the payment of interest and penalties relating to unrecognized tax benefits. During the first quarter of 2007, $109 million became certain as a result of the settlement with the IRS described below, but has not yet been paid, and $35 million was included as a net benefit in the provision for taxes, resulting in an ending accrued amount of $113 million.
The company files U.S. federal, U.S. state, and foreign tax returns. For state and foreign tax returns the company is generally no longer subject to tax examinations for years prior to 1996.
In connection with the regular examination of Intel’s U.S. federal tax returns for the years 1999 through 2005, the IRS had formally assessed, in 2005 and 2006, certain adjustments to the amounts reflected by Intel on those returns as a tax benefit for the company’s export sales. In March 2007, Intel received written notification from the IRS that it has closed its examination of the company’s tax returns for the years 1999 to 2002, resolving a number of issues, including the tax benefit for export sales. Additionally, a resolution was reached with respect to the tax benefit for export sales for the years 2003 through 2005. As a result of the settlement, Intel reversed taxes payable and recorded a $326 million tax benefit (including related interest) in the first quarter of 2007.
Although timing of the resolution and/or closure on audits is highly uncertain, the company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 15: Identified Intangible Assets
Identified intangible assets are classified within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of March 31, 2007:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,153	$(478)	$675
Acquisition-related developed technology	4	(2)	2
Other intangible assets	389	(92)	297

Total identified intangible assets	$1,546	$(572)	$974

Identified intangible assets consisted of the following as of December 30, 2006:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,143	$(434)	$709
Acquisition-related developed technology	4	(2)	2
Other intangible assets	349	(73)	276

Total identified intangible assets	$1,496	$(509)	$987

During the first quarter of 2007, Intel acquired intellectual property assets for $10 million with a weighted average life of five years and recorded additional other intangible assets of $40 million with a weighted average life of four years.
All of the company’s identified intangible assets are subject to amortization. Amortization of intellectual property assets was $44 million for the first quarter of 2007 ($46 million for the first quarter of 2006). The amortization of intellectual property assets is generally included in cost of sales on the consolidated condensed statements of income. Amortization of acquisition-related developed technology was less than $1 million for the first quarter of 2007 ($12 million for the first quarter of 2006) and is included in amortization of acquisition-related intangibles and costs on the consolidated condensed statements of income. Amortization of other intangible assets was $19 million for the first quarter of 2007 ($16 million for the first quarter of 2006). The amortization of other intangible assets is recorded as either amortization of acquisition-related intangibles and costs or as a reduction of revenue on the consolidated condensed statements of income.
Based on identified intangible assets recorded at March 31, 2007, and assuming the underlying assets are not impaired in the future, the amortization expense for each period is expected to be as follows:

(In Millions)	2007[1]	2008	2009	2010	2011
Intellectual property assets	$110	$144	$117	$105	$54
Acquisition-related developed technology	$1	$1	$—	$—	$—
Other intangible assets	$68	$98	$121	$10	$—

[1]	Reflects the remaining nine months of fiscal 2007.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 16: Ventures
During January 2006, Micron Technology, Inc. and Intel formed IM Flash Technologies, LLC (IMFT). IMFT manufactures NAND flash memory products for Micron and Intel. Intel owns a 49% interest in this venture. Initial production from IMFT began in early 2006. Intel’s maximum exposure to loss as a result of this venture is $1.6 billion as of March 31, 2007, which represents Intel’s investment. Intel’s investment in IMFT is classified within other long-term assets on the consolidated condensed balance sheets. Subject to certain conditions, Intel and Micron each agreed to contribute an additional $1.4 billion in the three years following the initial capital contributions. As of March 31, 2007, $965 million remained of Intel’s $1.4 billion commitment. During the first quarter of 2007, IMFT billed Intel approximately $160 million primarily related to product and start-up costs. The amount IMFT billed Intel during the first quarter of 2006 was not significant.
In February 2007, Micron and Intel formed IM Flash Singapore, LLP (IMFS). IMFS will manufacture NAND flash memory products for Micron and Intel. Intel owns a 49% interest in this venture. Subject to certain conditions, Intel and Micron each agreed to contribute approximately $1.7 billion in the three years following formation. Intel had contributed $67 million of the $1.7 billion as of March 31, 2007.
IMFS is governed by a Board of Managers, with Intel and Micron initially appointing an equal number of managers to the Board of Managers. IMFS will operate until 2016, but is subject to prior termination under certain terms and conditions.
IMFS is a variable interest entity as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)), because all positive and negative variances in IMFS’ cost structure will be passed on to Intel and Micron through their purchase agreement with IMFS. However, Intel has determined that Intel is not the primary beneficiary of IMFS. Micron and Intel are also considered related parties under the provisions of FIN 46(R). Intel accounts for its interest in IMFS using the equity method of accounting. Intel’s proportionate share of income or losses from its investment in IMFS will be recorded in gains (losses) on equity investments, net. Intel’s maximum exposure to loss as a result of this venture is $67 million as of March 31, 2007, which represents Intel’s investment. Intel’s investment in IMFS is classified within other long-term assets on the consolidated condensed balance sheet.
Note 17: Contingencies
Tax Matters
In connection with the regular examination of Intel’s tax returns for the years 1999 through 2005, the IRS had formally assessed adjustments to the amounts reflected by Intel on those returns as a tax benefit for export sales. In the first quarter of 2007, the company resolved these matters with the IRS. See “Note 14: Taxes” for further discussion. The IRS may make a claim related to the tax benefit for export sales for 2006. Management believes that the ultimate outcome will not materially affect the company’s financial position, cash flows, or overall trends in results of operations.
Legal Proceedings
Intel is currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from selling one or more products. Were an unfavorable ruling to occur, the company’s business or results of operations could be materially harmed.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Barbara’s Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.
In June 2002, plaintiffs filed a putative class action against Intel, Gateway Inc., Hewlett-Packard Company, and HPDirect, Inc. in the Third Judicial Circuit Court, Madison County, Illinois. The lawsuit alleges that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the court certified against Intel an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing these microprocessors. In January 2005, the Circuit Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending review of the Circuit Court’s class certification order. In July 2006, the Illinois Appellate Court, Fifth District, vacated the Circuit Court’s class certification order and remanded the case to the Circuit Court with instructions to reconsider its class certification ruling applying California law. In August 2006, the Illinois Supreme Court agreed to review the Appellate Court’s decision, and that review is pending. The plaintiffs seek unspecified damages and attorneys’ fees and costs. Intel disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.
AmberWave Systems Corporation v. Intel Corporation
Beginning in May 2005, AmberWave Systems Corporation and Intel filed a series of lawsuits against each other that were consolidated into actions in the United States District Court for the District of Delaware. AmberWave claimed that certain Intel semiconductor manufacturing processes infringed six AmberWave patents related to semiconductor fabrication. AmberWave sought damages, treble damages for alleged willful infringement, an injunction, and attorneys’ fees. Intel disputed AmberWave’s allegations and defended the lawsuits vigorously. In February 2007, Intel entered into a license agreement with AmberWave under which, among other terms, Intel agreed to make certain payments to AmberWave, and AmberWave agreed to license AmberWave’s patent portfolio to Intel. In March 2007, the Court dismissed the lawsuits with prejudice.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Transmeta Corporation v. Intel Corporation
In October 2006, Transmeta Corporation filed a lawsuit against Intel in the United States District Court for the District of Delaware. Transmeta alleges that Intel’s P6, Pentium 4, Pentium® M, Intel® Core™, and Intel® Core™ 2 processors infringe 10 Transmeta patents alleged to cover computer architecture and power-efficiency technologies. In December 2006, Transmeta filed an amended complaint alleging that Intel’s processors infringe an eleventh Transmeta patent. Intel filed counterclaims against Transmeta alleging that Transmeta’s Crusoe, Efficeon, and Efficeon 2 families of microprocessors infringe seven of Intel’s patents. Transmeta seeks damages, treble damages, an injunction, and attorneys’ fees. Intel disputes Transmeta’s allegations of infringement and intends to defend the lawsuit vigorously.
BIAX Corporation v. Intel Corporation and Analog Devices, Inc.
In May 2005, BIAX Corporation filed a lawsuit against Intel and Analog Devices, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges that certain Hyper-Threading-enabled processors, including Intel’s Pentium and Xeon® processors supporting Hyper-Threading Technology, and Itanium® and Itanium® 2 processors, infringe four BIAX patents. The complaint alleges that Intel willfully infringed the patents and seeks damages, enhanced damages, injunctive, and other relief. A trial in this matter is currently scheduled to begin in early May 2007. Intel disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.
Note 18: Operating Segment Information
The company’s operating segments include the Digital Enterprise Group, Mobility Group, Flash Memory Group, Digital Home Group, and Digital Health Group. Beginning in the first quarter of 2007, the Channel Platforms Group began directly supporting Intel’s operating segments. Prior-period amounts have been adjusted retrospectively to reflect certain minor reorganizations.
The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is the company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.
The company reports the financial results of the following operating segments:
•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments; communications infrastructure components such as network processors, communications boards, and embedded processors; wired connectivity devices; and products for network and server storage.
•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook computing market segment; and wireless connectivity products. Results of the Mobility Group in the first quarter of 2006 include sales of cellular baseband processors and application processors. In the fourth quarter of 2006, the company completed the sale of certain assets of Intel’s communications and application processor business lines to Marvell Technology Group, Ltd. The results of the Mobility Group in the first quarter of 2007, therefore, include only sales of application and cellular baseband processors to Marvell in relation to a manufacturing and transition services agreement.
•	Flash Memory Group. Includes NOR flash memory products designed for cellular phones and embedded form factors; and NAND flash memory products manufactured by IMFT that are designed for memory cards, digital audio players, cellular phones, and computing and embedded platforms.
The Flash Memory Group, Digital Home Group, and Digital Health Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131. However, the Flash Memory Group is reported separately, as management believes that this information is useful to the reader. The Digital Home Group and Digital Health Group operating segments are included within the “all other” category.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The company has sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments and the expenses are included in the operating results reported below. Additionally, in the first quarter of 2007, the company began allocating share-based compensation to the operating segments and adjusted results retrospectively to reflect this change. Revenue for the “all other” category primarily relates to microprocessors and related chipsets sold by the Digital Home Group. The “all other” category also includes certain corporate-level operating expenses. These expenses include:
•	a portion of profit-dependent bonus and other expenses not allocated to the operating segments;
•	results of operations of seed businesses that support the company’s initiatives;
•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill;
•	charges for purchased in-process research and development; and
•	amounts included within restructuring and asset impairment charges in the consolidated condensed statements of income.
With the exception of goodwill, the company does not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. The company does not report inter-segment revenue because the operating segments do not record it. The company does not allocate interest and other income, interest expense, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for Intel as a whole.
Segment information is summarized as follows:

	Three Months Ended
	March 31,	April 1,
(In Millions)	2007	2006
Net revenue
Digital Enterprise Group
Microprocessor revenue	$3,561	$3,892
Chipset, motherboard, and other revenue	1,193	1,255

	4,754	5,147
Mobility Group
Microprocessor revenue	2,441	2,347
Chipset and other revenue	866	632

	3,307	2,979
Flash Memory Group	469	544
All other	322	270

Total net revenue	$8,852	$8,940

Operating income (loss)
Digital Enterprise Group	$931	$1,175
Mobility Group	1,381	1,050
Flash Memory Group	(283)	(125)
All other	(354)	(382)

Total operating income	$1,675	$1,718

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an “Overview” section that discusses the important financial and other highlights affecting the company in order to provide context for the remainder of MD&A. We then discuss Intel’s overall strategy and the strategy for our major operating segments to give the reader a summary of the goals of our business and the direction of our business and products. The “Strategy” section is followed by a discussion of the “Critical Accounting Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our “Results of Operations.” Following the analysis of our results, we provide an analysis of changes in our balance sheets and cash flows, and discuss our financial condition in the section entitled “Liquidity and Capital Resources” followed by a discussion of our “Equity Incentive Plans.” We then conclude this MD&A with our “Business Outlook” section, discussing our outlook for the second quarter and for 2007.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of April 30, 2007.
Overview
We make, market, and sell advanced integrated digital technology products, primarily integrated circuits, for the computing and communications industries. Integrated circuits are semiconductor chips etched with interconnected electronic switches, and these chips perform various functions such as acting as the brains of a computer. Our goal is to be the preeminent provider of semiconductor chips and processor technology solutions to the worldwide digital economy. Intel’s products include chips, boards, and other semiconductor products that are the building blocks integral to computers, servers, handheld devices, and networking and communications products. Our component-level products include microprocessors, chipsets, and flash memory. We offer products at various levels of integration, allowing our customers flexibility to create advanced computing and communications systems and products. Our operating segments include the Digital Enterprise Group, Mobility Group, Flash Memory Group, Digital Home Group, and the Digital Health Group.
Financial Highlights
Net revenue and gross margin for the first quarter of 2007 and 2006 were as follows:

(In Millions)	Q1 2007	Q1 2006
Net revenue	$8,852	$8,940
Gross margin	$4,432	$4,943
Our net revenue for Q1 2007 was approximately flat compared to Q1 2006. Lower microprocessor average selling prices were mostly offset by higher mobile microprocessor unit sales. Our overall gross margin dollars were $4.4 billion in Q1 2007, a decrease of 10% compared to $4.9 billion in Q1 2006. Our overall gross margin percentage decreased to 50.1% in Q1 2007, from 55.3% in Q1 2006. The decline in gross margin percentage was primarily attributable to gross margin declines in the Digital Enterprise Group and Flash Memory Group operating segments. The gross margin percentage for the Mobility Group was approximately flat in Q1 2007 compared to Q1 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Within a highly competitive market, our desktop and mobile average selling prices remained approximately flat in the first quarter of 2007 as compared to the fourth quarter of 2006. However, server average selling prices were lower. While the percentage of server processors we sell with multiple cores is increasing, system builders can obtain similar performance from servers with only one or two multiple core processors compared to servers with multiple single core processors.
In line with the shift toward multi-core processors, shipments of our quad-core server processors, which were launched in the fourth quarter of 2006, nearly doubled in the first quarter of 2007. Although the mix between desktop and mobile remained relatively unchanged from the fourth quarter of 2006 to the first quarter of 2007, we have experienced, and expect to continue to experience, an overall shift from desktop processors to mobile processors. Due to the wide price differences among mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue.
Maintaining scale is key to our strategy of ramping new manufacturing and processor technologies quickly, delivering high performance, and lowering unit costs. Our current microprocessor offerings are built on our 65-nanometer process technology. We expect to release our next-generation 45-nanometer products in the second half of 2007. Start-up charges related to these products are expected to be more heavily concentrated in the first half of 2007. As a result, we expect our gross margins to improve in the second half of 2007.
Additionally, as part of our continued focus on technology leadership, we have announced that our next generation microarchitecture will be released in 2008. In January 2007, we announced that we will begin producing our next-generation Penryn family of processors using our industry-leading 45-nanometer Hi-k process technology with its hafnium-based high-K + metal gate transistor design, a new material which enables higher and more energy-efficient processor performance.
The semiconductor industry is characterized by rapid advances in technology and new product introductions. Our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete. In addition, our ability to enforce our patents, copyrights, software licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries.
We continue to implement plans to increase our business efficiencies to reduce costs. Headcount has declined from 103,300 in the first quarter of 2006 to 91,800 in the first quarter of 2007. Spending in the first quarter of 2007 was $529 million lower than the first quarter of 2006. As a percentage of revenue, spending has declined nearly six percentage points from the first quarter of 2006. Results for the first quarter of 2007 included restructuring and asset impairment charges of $75 million.
From a financial condition perspective, we ended the first quarter of 2007 with $7.6 billion in cash and short-term investments, and returned $400 million to stockholders through stock repurchases and $650 million as dividends during the first quarter of 2007.
Other Highlights & Product Releases
•	We announced plans to invest $2.5 billion to build a 300-millimeter wafer fabrication facility in Dalian, China and to invest $300 million to build a semiconductor assembly and test facility in Ho Chi Minh City, Vietnam. Additionally, we announced that our Rio Rancho, New Mexico fabrication facility will be re-tooled to become the company’s fourth 300-millimeter fabrication facility capable of producing 45-nanometer microprocessors.
•	Intel and Sun Microsystems, Inc. announced a broad strategic alliance that will result in Sun delivering a comprehensive family of enterprise and telecommunications servers and workstations based on Intel® Xeon® processors, with Intel supporting Solaris* as a mainstream operating system.
•	We launched two Quad-Core Intel® Xeon® processors LV (low-voltage) that are designed for Internet data centers and blade servers. These energy-efficient microprocessors run at speeds of up to 1.86 GHz, support a 1066-MHz bus, include 8 MB of L2 cache, and operate at 50 watts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	We introduced the Intel® Core™ 2 Extreme quad-core processor QX6800, designed for gamers, digital design professionals, and PC enthusiasts. This processor runs at a speed of 2.93 GHz, supports a 1066-MHz bus, includes 8 MB of shared L2 cache, and supports 64-bit extensions and Intel® VT.
•	We launched the Intel® Z-U130 Value Solid State Drive (VSSD) storage solution for computing and embedded platforms. Intel VSSD, based on NAND flash memory technology, comes in densities of up to 4GB. Compared to traditional hard disk drives, Intel VSSD enables faster boot times and quicker suspend/resume times while using less power.
Strategy
Our strategy focuses on considering customer needs when developing the next generation of products and platforms. In turn, our products and platforms help enable the design and development of new form factors and usage models for businesses and consumers. We believe that end users, original equipment manufacturers (OEMs), third-party vendors, and service providers of computing and communications systems and devices want platform products. We define a platform as a collection of ingredients that are designed and configured to work together to provide an optimized end-user solution compared to when the ingredients are sold separately. We refer to the platforms within our product offerings as processor technologies. These processor technologies consist of various product ingredients based on standards and industry initiatives; hardware and software that may include technologies such as Hyper-Threading Technology (HT Technology), Intel® Virtualization Technology (Intel® VT), and Intel® Active Management Technology (Intel® AMT); and services. In developing our processor technologies, we may include ingredients sold by other companies. The success of our strategy to offer platform products is dependent on our ability to select and incorporate ingredients that customers value, and to market the platforms effectively. Our strategy is to have brands that address customer needs at various market price points.
We also believe that users of computing and communications systems and devices want improved overall performance and energy-efficient performance. Improved overall performance can include faster processing performance and other capabilities such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, security, manageability, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance involves balancing the addition of these and other types of improved performance factors with lower power consumption. Lower power consumption may reduce system heat output, thereby providing power savings, and reducing the total cost of ownership for the end user. It is our goal to incorporate these improvements into our various platforms to meet end-user demands. In line with these efforts, we are focusing on further development of multi-core microprocessors. Multi-core microprocessors contain two or more processor cores. Performance gains from a single core processor typically came from increasing the clock speed at which the core operates, resulting in the use of more power and an increase in heat output. By incorporating multiple cores into our processors, each core is able to run at a lower clock speed, dividing among them the power normally given to a single core, resulting in improved multitasking and energy efficiency. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We make equity investments in companies around the world to further our strategic objectives and to support our key business initiatives, including investments through our Intel Capital program. We generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. The investments may support, for example, Intel product initiatives, emerging trends in the technology industry, or worldwide Internet deployment. We invest in companies that develop software, hardware, or services supporting our technologies. Our current investment focus areas include helping to enable mobile wireless devices; advancing the digital home; providing access to premium digital content via the internet; enhancing the digital enterprise; advancing high-performance communications infrastructures; and developing the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.
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
Beginning in the first quarter of 2007, the Channel Platforms Group began directly supporting Intel’s operating segments.
Digital Enterprise Group
The Digital Enterprise Group (DEG) designs and offers computing and communications products and platforms for businesses, service providers, and consumers. DEG products are incorporated into desktop computers, enterprise computer servers, workstations, and the infrastructure for the Internet. We develop platforms based on our processors, chipsets, board-level products, wired connectivity products, and products for network and server storage. DEG platforms for businesses are designed to increase employee productivity and reduce total cost of ownership by, for example, enabling remote manageability, diagnosis, and repair of PCs. The products and platforms that DEG offers are designed for various market segments, and include microprocessors that are optimized for use in the desktop and server computing market segments; products designed for the communications infrastructure, including network processors and communications boards; and products for the embedded market segment. End-user products for the embedded market segment include products such as industrial equipment, point-of-sale systems, panel PCs, automotive information/entertainment systems, and medical equipment. Consumer desktop platforms that are designed and marketed specifically for the digital home are offered by the Digital Home Group.
Our strategy for the desktop computing market segment is to offer platforms that provide increased manageability, security, and/or energy-efficient performance. Our primary platform for business desktop PCs is the Intel® vPro™ processor technology that offers built-in manageability and proactive security features as well as energy-efficient performance. Intel vPro processor technology currently includes the Intel® Core™ 2 Duo processor, the Intel® Q965 Express Chipset, and the Intel® 82566DM Gigabit Network Connection. For high-end desktop computing, we offer the Intel® Core™ 2 Quad processor, the Intel Core 2 Duo processor, the Intel® Pentium® D processor, and the Intel Pentium 4 processor with HT Technology. For lower price-point desktop computing, we offer the Intel® Celeron® D processor and the Intel Celeron processor. We also offer chipsets designed and optimized for use in desktop platforms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our strategy for the enterprise computing market segment is to provide products and platforms that provide performance, energy efficiency, ease of use, manageability, reliability, and security for entry-level to high-end servers and workstations. In support of this strategy, we are focusing on the design of platforms that meet the needs of customers who buy entry-level to high-end servers and workstations, such as information technology managers. Our Intel® Xeon® processor family of products supports a range of entry-level to high-end technical and commercial computing applications. We have enhanced these products with Intel® 64 architecture, our 64-bit extension technology supporting both 32-bit and 64-bit software applications. Compared to our Intel Xeon processor family, our Intel® Itanium® processor family, which is based on Intel’s 64-bit architecture and includes the Intel® Itanium® 2 processor, generally supports an even higher level of reliability and computing performance for data processing, the handling of high transaction volumes, and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. We also offer chipsets, network controllers, direct-attached storage I/O controllers, and RAID (redundant array of independent disks) products designed and optimized for use in both server and workstation platforms.
For the communications infrastructure, we deliver products that are basic building blocks for modular communications platforms. These products include advanced programmable network processors, based on Intel XScale® technology, used to manage and direct data moving across the Internet and corporate networks. We also offer embedded microprocessors that can be used for communications platform applications. In support of this strategy we are working with industry leaders to introduce standard form factors designed to take advantage of technology trends.
Mobility Group
The Mobility Group designs and offers products and platforms for notebook PCs and other mobile devices. The Mobility Group’s products currently include microprocessors and related chipsets designed for the notebook market segment and wireless connectivity products.
Our strategy for notebook PCs is to offer products and platforms designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of reduced form factors. For high-end mobility computing, we offer the Intel Core 2 Duo, the Intel® Core™ Duo, the Intel® Core™ Solo, and the Intel® Pentium® M processors. For lower price-point mobile computing, we offer the Intel® Celeron® M and the Mobile Intel Celeron processors. We also offer Intel® Express Chipsets, with and without integrated graphics capability, which are designed for the notebook market segment. Additionally, we offer wireless connectivity solutions based on the Institute of Electrical and Electronics Engineers (IEEE) 802.11 industry standard as well the IEEE 802.16 industry standard, commonly known as WiMAX. The primary platforms offered by the Mobility Group are the Intel® Centrino® Duo processor technology and the Intel® Centrino® processor technology. The Intel Centrino processor technology consists of a mobile processor and a mobile chipset as well as a wireless network connection that together are designed to improve performance, battery life, form factor, and wireless connectivity. The Intel Centrino Duo processor technology expands on the capabilities of Intel Centrino processor technology by increasing multitasking performance, and includes power-saving features to further improve battery life, and contains a flexible network connection.
We also offer energy-efficient platforms for the ultra-mobile market segment that are designed primarily for mobile processing of digital content and Internet access. We are developing new products to support this evolving market segment including products for mobile internet devices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The strategy for the Flash Memory Group is to offer advanced NOR and NAND flash memory for products such as cellular phones, memory cards, digital audio players, and embedded form factors. In support of our strategy to provide advanced flash memory products we continue to focus on the development of innovative products designed to address the needs of customers for reliable, non-volatile, low cost, high density memory. We offer a broad range of memory densities, leading-edge packaging technology, and high-performance functionality. We offer NOR flash memory products such as Intel StrataFlash® wireless memory for advanced mobile phone designs. In addition to product offerings for cellular customers, we offer NOR flash memory products that meet the needs of other market segments, such as the embedded market segment. The embedded market segment includes set-top boxes, networking products, DVD players, DSL and cable modems, and other devices. Intel and Micron Technology, Inc. formed IM Flash Technologies, LLC (IMFT), a NAND flash memory manufacturing company, in January 2006. We offer products manufactured by IMFT that are currently being used in memory cards, digital audio players, cellular phones, and computing and embedded platforms. See “Note 16: Ventures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
We offer a variety of stacked memory products, including products based on our NOR flash, as well as our NOR flash plus RAM or NAND flash, which in some instances we purchase from third-party vendors. Stacking of memory products refers to packaging several memory chips together which allows for space savings by providing lower profile package heights.
Digital Home Group
The strategy for the Digital Home Group is to design and offer products and platforms for use in consumer products such as PCs, digital TVs, networked media, and devices designed to access the Internet and share digital media and other content through a variety of linked digital devices within the home. We are focusing on the design of components for consumer-optimized digital home PCs and other living-room entertainment platforms and applications. We offer Intel® Viiv™ processor technology for use in the digital home. PCs based on Intel Viiv processor technology are designed to transform how consumers manage, share, and enjoy a broad and growing assortment of movies, programs, music, games, and photos. Intel Viiv processor technology also includes one of the following processors: Intel Core 2 Duo, Intel Core 2 Extreme, Intel Core 2 Quad, Intel Core Duo, Intel Pentium D, or Pentium® Processor Extreme Edition; as well as a chipset; a network connectivity device; and enabling software—all optimized to work together in the digital home environment. In addition, we offer products for demodulation and tuner applications as well as processors and chipsets for embedded consumer electronics such as digital televisions, digital video recorders, and set-top boxes.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Estimates
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include:
•	the valuation of non-marketable equity investments, which impacts net gains (losses) on equity investments when we record impairments;
•	the recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision;
•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses when we record impairments of assets or accelerate their depreciation;
•	the valuation of inventory, which impacts gross margin; and
•	the valuation and recognition of share-based compensation, which impact gross margin, research and development expenses, and marketing, general and administrative expenses.
Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Non-Marketable Equity Investments. We regularly invest in non-marketable equity investments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. At March 31, 2007, the carrying value of our portfolio of strategic investments in non-marketable equity investments, excluding equity derivatives, totaled $2.6 billion ($2.8 billion at December 30, 2006) and consists primarily of our investment in IMFT.
In the first quarter of 2007, Clearwire Corporation became a public company and therefore is no longer considered a non-marketable equity investment. Our investment in Clearwire remains classified under other long-term assets. See “Note 8: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
Non-marketable equity investments are inherently risky, and a number of these companies are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other factors. In addition, depending on their future prospects and market conditions, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments would likely become impaired.
We review our investments quarterly for indicators of impairment; however, for non-marketable equity investments, the impairment analysis requires significant judgment to identify events or circumstances that would significantly harm the fair value of the investment. The indicators that we use to identify those events or circumstances include:
•	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
•	the technological feasibility of the investee’s products and technologies;
•	the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•	the investee’s receipt of additional funding at a lower valuation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write-down the investment to its estimated fair value. When an investee is not considered viable from a financial or technological point of view, we write off the investment, since we consider the estimated fair value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity investments were $36 million in the first quarter of 2007 ($23 million in the first quarter of 2006). Over the past twelve quarters, including the first quarter of 2007, impairments of investments in our portfolio of non-marketable equity investments have ranged between $10 million and $41 million per quarter.
Income Taxes. We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), in the first quarter of 2007. See “Note 14: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated condensed balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not probable.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to depreciate the assets over their new shorter useful lives. Impairments and accelerated depreciation of long-lived assets were $56 million during the first quarter of 2007 (less than $15 million in the first quarter of 2006). Over the past twelve quarters, impairments and accelerated depreciation of long-lived assets have ranged between $1 million and $320 million per quarter. This range includes the asset impairment charges in the fourth quarter of 2006 and the first quarter of 2007 relating to our communications and application processor business.
Inventory. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The demand forecast is a direct input in the development of our short-term manufacturing plans, to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to forecast accurately the demand, we could be required to write down additional inventory, which would have a negative impact on our gross margin.
Share-Based Compensation. Total share-based compensation during the first quarter of 2007 was $284 million ($374 million during the first quarter of 2006). Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.
We use implied volatility based on freely traded options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered the following:
•	the volume of market activity of freely traded options, and determined that there was sufficient market activity;
•	the ability to reasonably match the input variables of freely traded options to those of options granted by the company, such as the date of grant and the exercise price, and determined that the input assumptions were comparable; and
•	the length of term of freely traded options used to derive implied volatility, which is generally one to two years, and determined that the length of term was sufficient.
We use the simplified calculation of expected life described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 (SAB 107), due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. In addition, the simplified calculation of expected life is only allowed under SAB 107 through the end of fiscal 2007, after which time we will determine an alternate method for estimating the useful life of options granted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of grants and the increase in total fair value during the first quarter of 2007 is as follows:

Q1 2007
	Weighted	Increase in Total
	Average Fair	Fair Value[1]
	Value Per Share	(in millions)
As reported	$ 5.78
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$ 6.58	$ 1
Increase expected life by 1 year	$ 6.16	$ 1

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the vesting period, net of estimated forfeitures.

[2]	For example, an increase from 26% as reported volatility for Q1 2007 to a hypothetical 31% volatility.
In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of adjusting the rate for all expense amortization after January 1, 2006 in the period the forfeiture estimate is changed. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin; research and development expenses; and marketing, general and administrative expenses. The effect of forfeiture adjustments in the first quarter of 2007 and 2006 was insignificant. We record cumulative adjustments to the extent that the related expense is recognized in the financial statements, beginning with implementation of SFAS No. 123(R) in the first quarter of 2006. Therefore, the potential impact from cumulative forfeiture adjustments will increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and from our forecasts due to adjustments in the assumed forfeiture rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - First Quarter of 2007 Compared to First Quarter of 2006
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q1 2007		Q1 2006
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$8,852	100.0%	$8,940	100.0%
Cost of sales	4,420	49.9%	3,997	44.7%

Gross margin	4,432	50.1%	4,943	55.3%
Research and development	1,400	15.8%	1,562	17.5%
Marketing, general and administrative	1,277	14.4%	1,644	18.4%
Restructuring and asset impairment charges	75	0.9%	—	—%
Amortization of acquisition-related intangibles and costs	5	0.1%	19	0.2%

Operating income	1,675	18.9%	1,718	19.2%
Gains on equity investments, net	29	0.4%	2	—
Interest and other, net	169	1.9%	154	1.8%

Income before taxes	1,873	21.2%	1,874	21.0%
Provision for taxes	237	2.7%	517	5.8%

Net income	$1,636	18.5%	$1,357	15.2%

Diluted earnings per share	$0.28		$0.23

The following table sets forth information of geographic regions for the periods indicated:

	Q1 2007		Q1 2006
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,432	50%	$4,293	48%
Americas	1,727	20%	1,905	21%
Europe	1,722	19%	1,701	19%
Japan	971	11%	1,041	12%

Total	$8,852	100%	$8,940	100%

Our net revenue for Q1 2007 was approximately flat compared to Q1 2006. Lower microprocessor average selling prices were mostly offset by higher mobile microprocessor unit sales.
Revenue in the Americas region decreased 9% and revenue in Japan decreased 7% compared to Q1 2006. These decreases were partially offset by higher revenue in the Asia-Pacific region, which increased 3% compared to Q1 2006. Revenue in the Europe region was approximately flat compared to Q1 2006. There were declines in Q1 2007 compared to Q1 2006 in emerging markets in the Asia-Pacific region. Revenue in mature markets was approximately flat, with growth in Asia-Pacific mature markets offset by declines in the Americas region.
Our overall gross margin dollars decreased 10% in Q1 2007 compared to Q1 2006. Our overall gross margin percentage decreased to 50.1% in Q1 2007, from 55.3% in Q1 2006. The decline in gross margin percentage was primarily attributable to gross margin declines in the Digital Enterprise Group and Flash Memory Group operating segments. The gross margin percentage for the Mobility Group was approximately flat in Q1 2007 compared to Q1 2006. We derived most of our overall gross margin dollars and operating profit from the sale of microprocessors in Q1 2006, and substantially all of our overall gross margin dollars and operating profit from the sale of microprocessors in Q1 2007. See “Business Outlook” later in this section for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the first quarter of 2007 and 2006 were as follows:

(In Millions)	Q1 2007	Q1 2006
Microprocessor revenue	$3,561	$3,892
Chipset, motherboard, and other revenue	1,193	1,255

Net revenue	$4,754	$5,147
Operating income	$931	$1,175
Net revenue for the Digital Enterprise Group operating segment decreased by $393 million, or 8%, in Q1 2007 compared to Q1 2006. The decline in net revenue was primarily due to a decline in microprocessor revenue. Chipset, motherboard, and other revenue decreased slightly. The decrease in microprocessor revenue was due to lower desktop average selling prices, partially offset by an increase in server average selling prices. The decrease in chipset, motherboard, and other revenue was due to a decrease in chipset revenue. Microprocessors within the Digital Enterprise Group include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors.
Operating income decreased by $244 million, or 21%, in Q1 2007 compared to Q1 2006. The decrease in operating income was primarily due to the revenue decline. Approximately $180 million of higher start-up costs, primarily related to our 45-nanometer process technology, as well as $130 million of higher factory underutilization charges, was offset by lower operating expenses. Sales of desktop microprocessor inventory that had been previously written off further offset the decline in revenue.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the first quarter of 2007 and 2006 were as follows:

(In Millions)	Q1 2007	Q1 2006
Microprocessor revenue	$2,441	$2,347
Chipset and other revenue	866	632

Net revenue	$3,307	$2,979
Operating income	$1,381	$1,050
Net revenue for the Mobility Group operating segment increased by $328 million, or 11%, in Q1 2007 compared to Q1 2006. Microprocessor revenue increased slightly by $94 million, or 4%, in Q1 2007 compared to Q1 2006, while chipsets and other revenue increased significantly by $234 million, or 37%, in Q1 2007 compared to Q1 2006. The increase in microprocessor revenue was due to higher unit sales, largely offset by lower average selling prices. The substantial majority of the increase in chipset and other revenue was due to higher revenue from sales of chipsets and cellular baseband processors, and to a lesser extent, higher revenue from sales of wireless connectivity products. In December 2006, we sold certain assets of the business line that included application and cellular baseband processors used in handheld devices, however we continue to manufacture and sell these devices as part of a manufacturing and transition services agreement.
Operating income increased significantly by $331 million, or 32%, in Q1 2007 compared to Q1 2006. The increase in operating income was due to higher revenue and lower operating expenses. These increases were partially offset by approximately $85 million of higher start-up costs, primarily related to our 45-nanometer process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The revenue and operating loss for the Flash Memory Group operating segment for the first quarter of 2007 and 2006 were as follows:

(In Millions)	Q1 2007	Q1 2006
Net revenue	$469	$544
Operating loss	$(283)	$(125)
Net revenue for the Flash Memory Group operating segment decreased by $75 million, or 14%, in Q1 2007 compared to Q1 2006. The decrease in revenue was due to lower average selling prices of both NOR and NAND flash memory devices, and lower NOR royalties. In Q1 2006, we began shipping NAND flash memory products manufactured by IMFT. Operating loss increased from $125 million in Q1 2006 to $283 million in Q1 2007. The operating loss increase was driven by lower overall revenue and higher costs related to our new NAND flash memory business, partially offset by lower NOR flash memory business operating expenses.
Share-Based Compensation
Share-based compensation decreased by $90 million from $374 million in Q1 2006 to $284 million in Q1 2007. There were fewer options vesting in Q1 2007 as compared to Q1 2006. Additionally, the weighted average fair value of options vesting was lower in Q1 2007 as compared to Q1 2006 primarily due to a lower weighted average volatility rate and a lower weighted average grant price.
Operating Expenses
Operating expenses for the first quarter of 2007 and 2006 were as follows:

(In Millions)	Q1 2007	Q1 2006
Research and development (includes share-based compensation of $114 in 2007 and $135 in 2006)	$1,400	$1,562
Marketing, general and administrative (includes share-based compensation of $92 in 2007 and $153 in 2006)	$1,277	$1,644
Restructuring and asset impairment charges	$75	$—
Amortization of acquisition-related intangibles and costs	$5	$19
Research and Development. Research and development spending decreased $162 million, or 10%, in Q1 2007 compared to Q1 2006. This decrease was primarily due to lower headcount and lower development costs as we transition from research and development to manufacturing using our 45-nanometer manufacturing process technology.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased $367 million, or 22%, in Q1 2007 compared to Q1 2006. This decrease was primarily due to lower headcount and lower cooperative advertising expenses.
Research and development along with marketing, general and administrative expenses were 30% of net revenue in Q1 2007 (36% of net revenue in Q1 2006).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Restructuring and Asset Impairment Charges. From the third quarter of 2006 through the first quarter of 2007, we have incurred a total of $630 million in restructuring and asset impairment charges. These charges include a total of $259 million related to employee severance and benefit arrangements due to the termination of approximately 5,400 employees, of which 4,900 employees have left as of March 31, 2007. A substantial majority of these employee terminations occurred within manufacturing, marketing, human resources, and information technology. Of the employee severance and benefit charges incurred to date, we have paid $234 million. During the first quarter of 2007, we incurred $21 million of restructuring charges, net of adjustments, related to employee severance and benefit arrangements. From the third quarter of 2006 through the first quarter of 2007, we have incurred a total of $371 million in asset impairment charges including $54 million during the first quarter of 2007 as a result of softer than anticipated market conditions relating to our Colorado Springs, Colorado facility, which was originally placed for sale and written down in the fourth quarter of 2006.
We did not incur restructuring charges in the first quarter of 2006. The following table summarizes the restructuring and asset impairment activity for the first quarter of 2007:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairment	Total
Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	24	54	78
Adjustments	(3)	—	(3)
Cash payments	(44)	—	(44)
Non-cash settlements	—	(54)	(54)

Accrued restructuring balance as of March 31, 2007	$25	$—	$25

The additional accruals, net of adjustments, have been reflected as restructuring and asset impairment charges on the consolidated condensed statements of income. The remaining accrual as of March 31, 2007 relates to severance benefits that we expect to pay within the next 12 months. As such, we record the restructuring accrual as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets. We expect to record additional employee severance and benefit charges of approximately $60 million in the second quarter of 2007. In addition, we may incur restructuring charges in the future for facility-related or other exit activities.
We estimate that the employee severance and benefit charges incurred to date under the restructuring plan will result in gross annual savings of approximately $650 million. We expect to realize these savings within cost of sales; research and development; and marketing, general and administrative expenses.
Amortization of Acquisition-Related Intangibles and Costs. Amortization of acquisition-related intangibles and costs was $5 million in Q1 2007 compared to $19 million in Q1 2006, as a portion of the intangibles related to prior acquisitions became fully amortized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains on Equity Investments, Interest and Other, and Provision for Taxes
Gains on equity investments, net; interest and other, net; and provision for taxes for the first quarter of 2007 and 2006 were as follows:

(In Millions)	Q1 2007	Q1 2006
Gains on equity investments, net	$29	$2
Interest and other, net	$169	$154
Provision for taxes	$237	$517
Net gains on equity investments, which includes investments accounted for under the equity method and certain equity derivatives, for Q1 2007 were $29 million compared to $2 million for Q1 2006. The increase was primarily due to a gain of $39 million realized as a result of Clearwire’s IPO. See “Note 8: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. This gain was partially offset by Intel’s proportionate share of Clearwire’s operating loss and higher impairment charges on equity investments ($36 million in Q1 2007 and $23 million in Q1 2006).
Interest and other, net increased to $169 million in Q1 2007 compared to $154 million in Q1 2006, reflecting higher interest income as a result of higher interest rates, partially offset by lower average investment balances.
Our effective income tax rate for Q1 2007 was 12.7%, compared to 27.6% for Q1 2006. The rate for Q1 2007 includes the reversal of previously accrued taxes of $326 million relating to a settlement with the U.S. Internal Revenue Service (IRS). See “Note 14: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. The Q1 2007 tax rate was also impacted by the elimination of the tax benefit for export sales, however this was partially offset by the impact of higher domestic manufacturing deduction benefits. The rate for Q1 2006 includes a tax benefit related to non-U.S. research and development tax credits.
Liquidity and Capital Resources
Our financial condition remains strong. Cash, short-term investments, fixed income debt instruments included in trading assets, and debt at the end of each period were as follows:

	March 31,	Dec. 30,
(Dollars in Millions)	2007	2006
Cash, short-term investments and fixed income debt instruments included in trading assets	$8,566	$9,552
Short-term and long-term debt	$1,987	$2,028
Debt as % of stockholders’ equity	5.3%	5.5%
In summary, our cash flows were as follows:

	Three Months Ended
	March 31,	April 1,
(In Millions)	2007	2006
Net cash provided by operating activities	$1,552	$2,096
Net cash used for investing activities	(3,216)	(2,301)
Net cash used for financing activities	(462)	(3,171)

Net increase (decrease) in cash and cash equivalents	$(2,126)	$(3,376)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operating activities for the first quarter of 2007 as compared to the first quarter of 2006 is primarily due to higher income tax payments related to the settlement with the IRS that was reached in the first quarter of 2007.
Trading assets increased compared to December 30, 2006, primarily due to purchases exceeding maturities. Accrued compensation and benefits liabilities decreased compared to December 30, 2006, primarily due to the payout of 2006 year-end employee bonuses during the first quarter of 2007. Inventories as of March 31, 2007 were approximately flat compared to December 30, 2006 levels. Additionally, accounts receivable were slightly higher compared to December 30, 2006, despite decreased revenue, due to a higher proportion of sales occurring at the end of the first quarter of 2007 and lower cash collections. For the first quarter of 2007, our two largest customers accounted for 34% of net revenue, with one of these customers accounting for 18% of revenue and another customer accounting for 16%. For the first quarter of 2006, these two largest customers accounted for 37% of net revenue. Additionally, these two largest customers accounted for 47% of net accounts receivable at March 31, 2007 (49% at April 1, 2006).
Investing Activities
Investing cash flows consist primarily of capital expenditures, the proceeds from investment maturities and disposals, and purchases and investments in non-marketable and other equity investments. The increase in cash used in investing activities in the first quarter of 2007, compared to the first quarter of 2006, was primarily due to an increase in purchases and a decrease in maturities of available-for-sale investments, partially offset by lower capital spending. Purchases and investments in non-marketable equity investments for the first quarter of 2007 included $288 million for our investment in IMFT ($500 million in the first quarter of 2006) and $67 million for our investment in IMFS.
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock and payment of dividends to stockholders, partially offset by proceeds from sales of shares through employee equity incentive plans. The lower cash used in financing activities in the first quarter of 2007, compared to the first quarter of 2006, was primarily due to a decrease in repurchases and retirement of common stock. For the first quarter of 2007, we purchased 19.2 million shares of common stock for $400 million compared to 138.5 million shares for $2.9 billion in the first quarter of 2006. We base our level of stock repurchases on internal cash management decisions and this level may fluctuate from quarter to quarter. At March 31, 2007, $16.9 billion remained available for repurchase under the existing repurchase authorization. Our dividend payments were $650 million in the first quarter of 2007, higher than the $585 million paid in the same period of the prior year, due to an increase from $0.10 to $0.1125 in cash dividends per common share effective for the first quarter of 2007, partially offset by lower outstanding shares. Additional financing activities for the first quarter of 2007 include proceeds from the sale of shares pursuant to employee equity incentive plans of $586 million ($376 million during the first quarter of 2006).
Liquidity
During the first quarter of 2007, our level of cash declined as our cash provided by operations was less than our cash used for investing and financing activities. We use cash generated by operations as our primary source of liquidity. Another potential source of liquidity is authorized borrowings, including commercial paper of $3.0 billion. There were no borrowings under our commercial paper program during the first quarter of 2007. We also have a shelf registration on file with the Securities and Exchange Commission (SEC) pursuant to which we may offer an indeterminate amount of debt, equity, and other securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases and potential future acquisitions or strategic investments, and cash payments associated with our restructuring plan.
Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (the 2006 Plan), 175 million shares of common stock were made available for issuance as equity awards to employees and non-employee directors through June 30, 2008. A maximum of 80 million of these shares can be awarded as restricted stock or restricted stock units. We are requesting stockholder approval at our May 2007 Annual Stockholders’ Meeting, to extend the term of the 2006 Plan by two years, to June 30, 2010, and make an additional 119 million common shares available for issuance as equity awards to employees and non-employee directors during that period. If approved, the shares of common stock made available for issuance as equity awards would increase to 294 million, of which a maximum of 168 million shares could be awarded as restricted stock or restricted sock units.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of Intel’s common stock at 85% of the market price on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011.
Our goal has been to keep the potential incremental dilution related to our equity incentive plans to a long-term average of less than 2% annually. The dilution percentage is calculated using equity-based awards granted during the period, net of awards cancelled due to employees leaving and expired stock options, divided by the total outstanding shares at the beginning of the year. For purposes of this disclosure, equity-based awards include stock option grants and restricted stock unit grants, but exclude rights granted under the stock purchase plan and awards assumed in connection with acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Equity-based awards granted to employees, including officers, and non-employee directors from 2003 through the first quarter of 2007 are summarized as follows:

	YTD
(Shares in Millions)	2007	2006	2005	2004	2003
Total equity-based awards granted	2	82	119	115	110
Less: equity-based awards cancelled	(34)	(67)	(38)	(32)	(40)
Net equity-based awards granted	(32)	15	81	83	70
Dilution %-net equity-based awards granted as % of outstanding shares[1]	n/m [2]	0.2%	1.3%	1.3%	1.1%
Equity-based awards granted to listed officers[3] as % of total equity-based awards granted	38.7%	1.6%	1.4%	1.1%	2.4%
Equity-based awards granted to listed officers[3] as % of outstanding shares[1]	<0.1%	<0.1%	<0.1%	<0.1%	<0.1%
Cumulative equity-based awards held by listed officers[3] as % of total equity-based awards outstanding	2.2%	1.9%	1.9%	2.1%	2.1%
Share-based compensation[4] recognized for listed officers[3] as a % of total share based-compensation recognized[4]	1.4%	1.4%	—	—	—

[1]	Outstanding shares as of the beginning of each period.

[2]	Not meaningful.

[3]	For all years presented, excluding 2004, “listed officers” includes our Chief Executive Officer, our Chief Financial Officer, and the three other most highly compensated executive officers serving at the end of the years presented. For 2004, “listed officers” also includes an officer who retired in January 2005.

[4]	Includes amounts recognized in the financial statements for stock options and restricted stock units according to the provisions of SFAS No. 123(R), which was adopted as of the first quarter of 2006.
In accordance with a policy established by the Compensation Committee of the Board of Directors, total equity-based awards granted to the listed officers may not exceed 5% of total equity-based awards granted in any year. For the first three months of 2007, equity-based awards granted to listed officers amounted to 38.7% of the grants made to all employees. In addition to grants made to newly hired employees, we made long-term equity-based awards to key officers and other senior level employees in the first quarter of 2007. However, we typically make our annual grants to employees in the second quarter of each year. In April 2007, we granted annual merit equity-based awards to most employees (including executive officers), totaling approximately 40 million shares. As a result, on a full-year basis, the grants to listed officers as a percentage of total options granted are expected to fall below 5% of total options granted. The Compensation Committee grants all equity-based awards to executive officers. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Global Select Market*.
For additional information regarding equity incentive plans and the activity for the first quarter of 2007 and 2006, see “Note 4: Employee Equity Incentive Plans” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. Information regarding our equity incentive plans should be read in conjunction with the information appearing under the heading “Compensation Discussion and Analysis” and “Proposal 3: Approval of Amendment and Extension of the 2006 Equity Incentive Plan” in our 2007 Proxy Statement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Business Outlook
Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation, research and development expenses, potential impairment of investments, the tax rate, and pending legal proceedings. Our future results of operations may also be affected by the amount, type, and valuation of share-based awards granted as well as the amount of awards cancelled due to employee turnover and the timing of award exercises by employees. We are focusing on efforts to improve operational efficiency and reduce spending that may result in several actions that could have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
For the second quarter of 2007, we expect revenue to be between $8.2 billion and $8.8 billion, compared to first quarter revenue of $8.9 billion. The midpoint of this range would be a sequential decrease of 4%, which is consistent with seasonal patterns. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.
Our financial results are substantially dependent on sales of microprocessors. Revenue is partly a function of the mix of types and performance capabilities of microprocessors sold, as well as the mix of chipsets, flash memory and other semiconductor products sold, all of which are difficult to forecast. Because of the wide price differences among mobile, desktop, and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Revenue is affected by the timing of new Intel product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to technological developments and to incorporate new features into our products; and the availability of sufficient components from suppliers to meet demand. Factors that could cause demand to be different from our expectations include customer acceptance of our products and our competitors products; changes in customer order patterns, including order cancellations; changes in the level of inventory at customers; and changes in business and economic conditions.
We expect the gross margin percentage in the second quarter of 2007 to be approximately 48%, plus or minus a couple of points. The 48% midpoint is lower than the gross margin of 50.1% in the first quarter, primarily due to lower revenue, lower sell through of previously reserved products, and higher start-up costs related to our 45-nanometer process technology. We expect the decreases to our gross margin percentage to be partially offset by lower microprocessor unit costs and lower excess capacity charges. Our gross margin expectation for 2007 is 51%, plus or minus a couple of points, which is higher than previous expectations of 50% primarily due to lower microprocessor unit costs and higher microprocessor average selling prices compared to previous expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our gross margin varies primarily with revenue levels. Variability of other factors will also continue to affect cost of sales and the gross margin percentage, including product mix and pricing; capacity utilization; variations in inventory valuation; excess or obsolete inventory; manufacturing yields; changes in unit costs; impairment of long-lived assets, including manufacturing, assembly and test, and intangible assets; and the timing and execution of the manufacturing ramp and associated costs, including start-up costs.
We have continued to expand our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending in 2007 will be approximately $5.5 billion, plus or minus $200 million. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be harmed, manufacturing and assembly and test capacity would be underutilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and facilities, or factory-planning decisions may cause us to record accelerated depreciation. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write off inventory, which would have a negative impact on our gross margin. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand.
We expect depreciation expense to be between $1.1 billion and $1.2 billion for the second quarter of 2007 and approximately $4.8 billion, plus or minus $100 million for the full year 2007.
Spending on research and development, plus marketing, general and administrative expenses (total spending) in the second quarter of 2007 is expected to be between $2.6 billion and $2.7 billion and is approximately flat compared to $2.7 billion in the first quarter of 2007. Research and development spending in 2007 is expected to be approximately $5.6 billion, which is higher than our previous expectation of approximately $5.4 billion. Marketing, general and administrative expenses in 2007 are expected to be approximately $5.1 billion, which is lower than our previous expectation of approximately $5.3 billion. We continue to focus on controlling our total spending through cost-saving actions. Restructuring charges related to employee severance and benefit arrangements in the second quarter of 2007 are expected to be approximately $60 million. Expenses, particularly certain marketing and compensation expenses vary depending on the level of demand for our products, the level of revenue and profit, and impairments of long-lived assets.
We expect the net gains from equity investments and interest and other for the second quarter of 2007 to be approximately $150 million. Our expectations for gains (losses) from equity investments include our expectations for mergers, stock offerings, and impairment charges on public and private equity investments, and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity investments and interest and other could vary depending on equity market levels and volatility; gains or losses realized on the sale or exchange of securities; gains or losses from equity method investments; impairment charges related to marketable, non-marketable and other investments; interest rates, cash balances, and changes in the fair value of derivative instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tax rate for the second, third, and fourth quarters is expected to be approximately 31%. The estimated effective tax rate is based on tax law in effect at March 31, 2007 and current expected income. The tax rate may also be affected by the closing of acquisitions or divestitures; the jurisdictions in which profits are determined to be earned and taxed; changes in estimates of credits, benefits, and deductions; the resolution of issues arising from tax audits with various tax authorities, including payment of interest and penalties; and the ability to realize deferred tax assets.
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
From the close of business on June 1, 2007 until our quarterly earnings release is published, presently scheduled for July 17, 2007, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on April 17, 2007, as reiterated or updated as applicable, in our filings with the SEC on Forms 10-K and 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize, from time to time, may vary at our discretion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 30, 2006. Not all estimates below are necessarily indicative of future performance, and actual results may differ materially.
Marketable Equity Investments
Our marketable investments may be classified as strategic or not strategic. The marketable equity securities included in trading assets, as well as certain equity derivatives, both not considered strategic, are held to generate returns that offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of both March 31, 2007 and December 30, 2006, assuming a reasonably possible decline in market prices of approximately 10% in the near term.
Our marketable strategic investments include marketable strategic equity securities, derivative equity instruments such as warrants and options, and marketable equity method investments. We invest in companies that develop software, hardware, or services supporting our technologies. Our current investment focus areas include helping to enable mobile wireless devices, advance the digital home, provide access to premium digital content, enhance the digital enterprise, advance high-performance communications infrastructures, and develop the next generation of silicon production technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.
To the extent that our marketable strategic investments continue to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. We may or may not enter into transactions to reduce or eliminate the market risks of our investments in strategic equity derivatives, including warrants. As of March 31, 2007, the fair value of our total marketable strategic investments, including marketable equity method investments, was $1.0 billion ($427 million as of December 30, 2006).
The fair value of our investment in Micron was $205 million as of March 31, 2007 and represented 21% of our total marketable strategic investments. To assess the market price sensitivity of our marketable strategic equity investments other than Clearwire, we analyzed the historical movements over the past several years of Micron’s common stock and high-technology stock indices that we considered appropriate. The market price sensitivity of our investment in Clearwire has been analyzed separately as described below due to the short period of time it has been publicly traded. Based on an analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks of our marketable strategic investments other than Clearwire could experience a loss of 30% in the near term (30% as of December 30, 2006). This estimate is not necessarily indicative of future performance, and actual results may differ materially. Assuming a loss of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable strategic investments other than Clearwire could decrease by approximately $125 million, based on the value as of March 31, 2007 (a decrease in value of approximately $134 million, based on the value as of December 30, 2006).
The carrying value of our investment in Clearwire was $630 million as of March 31, 2007 and represented 63% of our total marketable strategic investments. Based on the quoted stock price as of March 31, 2007, the fair value of Intel’s ownership interest in Clearwire was $751 million. A 30% adverse change in market value, based on the March 31, 2007 fair value, would result in a fair value decline of $225 million. Our investment balance in Clearwire does not fluctuate based on market price changes as the investment is accounted for under the equity method of accounting. Therefore, the potential fair value decline would not be indicative of the impact to our financial statements, unless an other-than temporary impairment was deemed necessary.

Non-Marketable Equity Investments
Many of the same factors that could result in an adverse movement of equity market prices affect our strategic investments in non-marketable equity investments, although we cannot quantify the impact directly. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers, or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At March 31, 2007, our strategic investments in non-marketable equity investments had a carrying amount of $2.6 billion ($2.8 billion as of December 30, 2006). The carrying amount of these investments approximated fair value as of March 31, 2007 and December 30, 2006. As of March 31, 2007, our non-marketable equity investment portfolio was concentrated in one company, IMFT. IMFT is a manufacturer of NAND flash memory, with a carrying amount of $1.6 billion, or 62% of the total value of the non-marketable equity investment portfolio at March 31, 2007. See “Note 16: Ventures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. The terms of our investment in IMFT contain contractual conditions that restrict our ability to sell the investment.
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
The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-Q. In the course of the controls evaluation, we reviewed identified data errors, control problems, or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance and Enterprise Services organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Note 17: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
ITEM 1A. RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Fluctuations in demand for our products may harm our financial results and are difficult to forecast.
If demand for our products fluctuates, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;
•	changes in customer product needs;
•	changes in the level of customers’ component inventory;
•	changes in business and economic conditions, including a downturn in the semiconductor industry;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.
If product demand decreases, our manufacturing and/or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory-planning decisions may shorten the useful lives of long-lived assets including facilities and equipment and cause us to accelerate depreciation. In the long term, if product demand increases, we may not be able to add manufacturing and/or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write down inventory or record underutilization charges, which would have a negative impact on our gross margin.
The semiconductor industry and our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, and by product demand that is highly variable and subject to significant downturns that may harm our business, results of operations, and financial condition.
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

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could harm on our ability to compete.
We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect demand for our products. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments of our assets.
Fluctuations in the mix of products sold may harm our financial results.
Because of the wide price differences among mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue. Our financial results also depend in part on the mix of other products we sell, such as chipsets, flash memory, and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively affect our financial results.
Our global operations subject us to risks that may negatively affect our results of operations and financial condition.
We have sales offices, research and development, manufacturing, and assembly and test facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations may be subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries, which could in turn harm our results of operations and financial condition, including:
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
In addition, although most of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates, including those caused by currency controls, could negatively affect our business operating results and financial condition by resulting in lower revenue or increased expenses. In addition, changes in tariff and import regulations and to U.S. and non-U.S. monetary policies may also negatively affect our revenue. Varying tax rates in different jurisdictions could negatively affect our overall tax rate.

Failure to meet our production targets, resulting in undersupply or oversupply of products, may harm our business and results of operations.
Production of integrated circuits is a complex process. Disruptions in this process can result from difficulties in our development and implementation of new processes, errors, and interruptions in the processes; defects in materials; and disruptions in our supply of materials or resources—all of which could affect the timing of production ramps and yields. We may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to increase production as desired, resulting in higher costs or substantial decreases in yields, which could affect our ability to produce sufficient volume to meet specific product demand. The unavailability or reduced availability of certain products could make it more difficult to implement our platform strategy. We may also experience increases in yields. A substantial increase in yields could result in higher inventory levels and the possibility of resulting excess capacity charges as we slow production to reduce inventory levels. The occurrence of any of these events could harm our business and results of operations.
We may have difficulties obtaining the resources or products we need for manufacturing or assembling our products or operating other aspects of our business, which could harm our ability to meet demand for our products and may increase our costs.
We have thousands of suppliers providing various materials that we use in production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or could make it more difficult for us to implement our platform strategy. In addition, production could be disrupted by the unavailability of the resources used in production, such as water, silicon, electricity, and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. The occurrence of any of these events could harm our business and results of operations.
Costs related to product defects and errata may harm our results of operations and business.
Costs associated with unexpected product defects and errata (deviations from published specifications) include, for example, the costs of:
•	writing down the value of inventory of defective products;
•	disposing of defective products that cannot be fixed;
•	recalling defective products that have been shipped to customers;
•	providing product replacements for, or modifications to, defective products; and/or
•	defending against litigation related to defective products.
These costs could be substantial and may therefore increase our expenses and lower our gross margin. In addition, our reputation with our customers or end users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. These factors could negatively affect our financial results and the prospects for our business.

We may be subject to claims of infringement of third-party intellectual property rights, which could harm our business.
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
We may be subject to litigation proceedings that could harm our business.
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, and other issues. As described in “Note 17: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting Intel from manufacturing or selling one or more products. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed.
We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.
Our ability to enforce our patents, copyrights, software licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us, which may harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay material amounts of damages which could in turn negatively affect our results of operations. In addition, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may negatively affect our competitive position and our business.

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
Changes in our decisions with regard to our announced restructuring and efficiency efforts, and other factors, could affect our results of operations and financial condition.
Factors that could cause actual results to differ materially from our expectations with regard to our announced restructuring include:
•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate works councils;
•	assumptions related to severance and post-retirement costs;
•	future acquisitions, dispositions, or investments;
•	new business initiatives and changes in product roadmap, development, and manufacturing;
•	changes in employment levels and turnover rates;
•	assumptions related to product demand and the business environment; and
•	assumptions related to the fair value of certain property, plant and equipment.
In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our results of operations.
In order to compete, we must attract, retain, and motivate executives and other key employees, including those in managerial, technical, sales, marketing, and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could negatively affect our results of operations.
Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS No. 123(R) requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the expected exercise behavior of our employees. Under applicable accounting principles, we cannot compare and adjust our expense when we learn about additional information affecting our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could affect our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.

Our failure to comply with applicable environmental laws and regulations worldwide could harm our business and results of operations.
The manufacturing and assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health, and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:
•	regulatory penalties, fines, and legal liabilities;
•	suspension of production;
•	alteration of our fabrication and assembly and test processes; and
•	curtailment of our operations or sales.
In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling, or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs, or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of certain materials in our manufacturing, assembly and test processes, or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing and assembly and test processes.
Changes in our effective tax rate may harm our results of operations.
A number of factors may harm our future effective tax rates including:
•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
•	changes in available tax credits;
•	changes in share-based compensation expense;
•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and
•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
Any significant increase in our future effective tax rates could harm net income for future periods.
We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and non-marketable equity investments in private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity investments of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our non-marketable equity investments in private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (Shares in Millions)

			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Plans	Under the Plans
December 31, 2006–January 27, 2007	1.5	$20.63	1.5	$17,239
January 28, 2007–February 24, 2007	14.0	$21.00	14.0	$16,946
February 25, 2007–March 31, 2007	3.7	$20.24	3.7	$16,870

Total	19.2	$20.82	19.2

We have an ongoing authorization, as amended in November 2005, from the Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of March 31, 2007, $16.9 billion remained available under the existing repurchase authorization.
ITEM 6. EXHIBITS

3.1	Intel Corporation Third Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2006)

3.2	Intel Corporation Bylaws, as amended on January 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on January 18, 2007)

10.1	Listed Officer Compensation

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Intel, the Intel logo, Celeron, Intel Centrino, Intel Core, Intel Core Duo, Intel Core 2 Duo, Intel Core 2 Quad, Intel StrataFlash, Intel Viiv, Intel vPro, Intel Xeon, Intel XScale, Itanium, and Pentium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries.
* Other names and brands may be claimed as the property of others.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)
Date: May 2, 2007	By:	/s/ Andy D. Bryant
Andy D. Bryant
Executive Vice President, Chief Financial and Enterprise Services Officer and Principal Accounting Officer