Form 10-Q
period 2007-06-30
INTEL CORP
filed 2007-08-06
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 27, 2007
Common stock, $0.001 par value	5,840 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In Millions, Except Per Share Amounts)	2007	2006	2007	2006

Net revenue	$8,680	$8,009	$17,532	$16,949
Cost of sales	4,605	3,838	9,025	7,835

Gross margin	4,075	4,171	8,507	9,114

Research and development	1,353	1,496	2,753	3,058
Marketing, general and administrative	1,284	1,593	2,561	3,237
Restructuring and asset impairment charges	82	—	157	—
Amortization of acquisition-related intangibles and costs	6	10	11	29

Operating expenses	2,725	3,099	5,482	6,324

Operating income	1,350	1,072	3,025	2,790
Gains (losses) on equity investments, net	(1)	37	28	39
Interest and other, net	180	144	349	298

Income before taxes	1,529	1,253	3,402	3,127

Provision for taxes	251	368	488	885

Net income	$1,278	$885	$2,914	$2,242

Basic earnings per common share	$0.22	$0.15	$0.50	$0.38

Diluted earnings per common share	$0.22	$0.15	$0.49	$0.38

Cash dividends declared per common share	$—	$—	$0.225	$0.20

Weighted average shares outstanding:
Basic	5,809	5,801	5,793	5,827

Diluted	5,917	5,868	5,895	5,911

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 30,	Dec. 30,
(In Millions)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,709	$6,598
Short-term investments	4,217	2,270
Trading assets	1,735	1,134
Accounts receivable, net	2,531	2,709
Inventories	4,127	4,314
Deferred tax assets	1,060	997
Other current assets	1,269	258

Total current assets	19,648	18,280

Property, plant and equipment, net of accumulated depreciation of $29,662 ($29,482 at December 30, 2006)	17,143	17,602
Marketable strategic equity securities	350	398
Other long-term investments	4,346	4,023
Goodwill	3,861	3,861
Other long-term assets	4,946	4,204

Total assets	$50,294	$48,368

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$221	$180
Accounts payable	2,179	2,256
Accrued compensation and benefits	1,455	1,644
Accrued advertising	660	846
Deferred income on shipments to distributors	535	599
Other accrued liabilities	1,414	1,192
Income taxes payable	—	1,797

Total current liabilities	6,464	8,514

Long-term income taxes payable	814	—
Deferred tax liabilities	235	265
Long-term debt	1,848	1,848
Other long-term liabilities	1,235	989
Contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,823 shares issued and outstanding (5,766 at December 30, 2006)	9,597	7,825
Accumulated other comprehensive income (loss)	(96)	(57)
Retained earnings	30,197	28,984

Total stockholders’ equity	39,698	36,752

Total liabilities and stockholders’ equity	$50,294	$48,368

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,	July 1,
(In Millions)	2007	2006
Cash and cash equivalents, beginning of period	$6,598	$7,324

Cash flows provided by (used for) operating activities:
Net income	2,914	2,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,340	2,295
Share-based compensation	521	706
Restructuring, asset impairment, and net loss on retirement of assets	183	48
Excess tax benefit from share-based payment arrangements	(56)	(106)
Amortization of intangibles and other acquisition-related costs	124	134
Gains on equity investments, net	(28)	(39)
Deferred taxes	(213)	(363)
Changes in assets and liabilities:
Trading assets	(601)	236
Accounts receivable	351	746
Inventories	162	(1,096)
Accounts payable	(77)	229
Accrued compensation and benefits	(367)	(641)
Income taxes payable and receivable	(1,178)	(853)
Other assets and liabilities	(106)	100

Total adjustments	1,055	1,396

Net cash provided by operating activities	3,969	3,638

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,639)	(3,524)
Purchases of available-for-sale investments	(5,422)	(2,750)
Maturities and sales of available-for-sale investments	3,216	4,336
Purchases and investments in non-marketable equity investments	(800)	(683)
Other investing activities	49	(102)

Net cash used for investing activities	(5,596)	(2,723)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	40	(21)
Proceeds from government grants	82	18
Excess tax benefit from share-based payment arrangements	56	106
Repayment of notes payable	—	(290)
Proceeds from sales of shares through employee equity incentive plans	1,362	494
Repurchase and retirement of common stock	(500)	(3,943)
Payment of dividends to stockholders	(1,302)	(1,167)

Net cash used for financing activities	(262)	(4,803)

Net (decrease) in cash and cash equivalents	(1,889)	(3,888)

Cash and cash equivalents, end of period	$4,709	$3,436

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$4	$6
Income taxes, net of refunds	$1,734	$2,105
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 30, 2006. We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. Our actual results may differ from these estimates. The accounting estimates requiring our most significant, difficult, and subjective judgments include:
•	the valuation of non-marketable equity investments;

•	the recognition and measurement of current and deferred income tax assets and liabilities;

•	the assessment of recoverability of long-lived assets;

•	the valuation of inventory; and

•	the valuation and recognition of share-based compensation.
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2006. We reclassified certain amounts reported in previous periods to conform to the current presentation.
Note 2: Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2008. We are currently evaluating the impact of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008. Currently, we do not believe that the adoption of SFAS No. 159 will have a significant impact on our consolidated financial statements.
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We currently recognize these non-refundable advanced payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial statements or financial position.
Note 3: Accounting Changes
In the first quarter of 2007, we adopted Emerging Issues Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of these compensated absences over the service period. We adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $280 million, additional deferred tax assets of $99 million, and a reduction to retained earnings of $181 million at the beginning of the first quarter of 2007.
We also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), and related guidance in the first quarter of 2007. See “Note 15: Taxes” for further discussion.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 4: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2007, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 119 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 294 million shares. The approval also extended the expiration date of the 2006 Plan to June 2010. In addition, the maximum shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) were increased to 168 million shares. As of June 30, 2007, 235 million shares remain available for grant under the 2006 Equity Incentive Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the market price on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. As of June 30, 2007, 225 million shares are available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
The following table summarizes the share-based compensation charges:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In Millions)	2007	2006	2007	2006

Cost of sales	$64	$66	$142	$152
Research and development	$94	$126	$208	$261
Marketing, general and administrative	$79	$140	$171	$293
We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values, were based on estimates at the date of grant as follows:

	Stock Options				Stock Purchase Plan[1]
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006	2007	2006
Estimated values	$5.18	$5.07	$5.24	$5.15	$4.72	$5.02
Expected life (in years)	4.7	4.8	4.9	4.7	0.5	0.5
Risk free interest rate	4.6%	5.0%	4.6%	4.9%	5.3%	4.7%
Volatility	25%	27%	25%	27%	26%	29%
Dividend yield	2.1%	2.0%	2.1%	2.0%	2.1%	1.8%

[1]	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.
We began issuing restricted stock units in the second quarter of 2006. The estimated fair value of restricted stock unit awards was calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. The weighted average estimated values of restricted stock unit grants, as well as the weighted average assumptions that were used in calculating fair value, were based on estimates at the date of grant as follows:

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

			Three &
	Three Months	Six Months	Six Months
	Ended	Ended	Ended
	June 30, 2007	June 30, 2007	July 1, 2006
Estimated values	$20.49	$20.48	$18.60
Risk free interest rate	4.8%	4.8%	4.9%
Dividend yield	2.1%	2.1%	2.0%
Stock Option Awards
Information with respect to outstanding stock options as of June 30, 2007 was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]

December 30, 2006	839.5	$26.98
Grants	18.9	$21.44
Exercises	(61.5)	$18.35	$191
Cancellations and forfeitures	(49.1)	$31.55

June 30, 2007	747.8	$27.24

Options exercisable at:
December 30, 2006	567.6	$28.66
June 30, 2007	596.1	$28.39

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.
Restricted Stock Unit Awards
Information with respect to outstanding restricted stock units as of June 30, 2007 was as follows:

		Weighted
		Average	Aggregate
	Number of	Grant-Date	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Fair Value	Value[1]

December 30, 2006	27.4	$18.71
Granted	28.3	$20.48
Vested	(5.8)	$18.60	$127
Forfeited	(1.6)	$19.03

June 30, 2007	48.3	$19.75

[1]	Represents the value of Intel stock on the date that the restricted stock units vest. The grant date fair value of these vested awards was $108 million.
Stock Purchase Plan
Under the 2006 Stock Purchase Plan, employees purchased 15.2 million shares for $234 million in the first half of 2007 (13.8 million shares for $245 million in the first half of 2006 under the expired 1976 Stock Participation Plan).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 5: Earnings Per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In Millions, Except Per Share Amounts)	2007	2006	2007	2006

Net income	$1,278	$885	$2,914	$2,242

Weighted average common shares outstanding — basic	5,809	5,801	5,793	5,827
Dilutive effect of employee equity incentive plans	57	16	51	33
Dilutive effect of convertible debt	51	51	51	51

Weighted average common shares outstanding — diluted	5,917	5,868	5,895	5,911

Basic earnings per common share	$0.22	$0.15	$0.50	$0.38

Diluted earnings per common share	$0.22	$0.15	$0.49	$0.38

Basic earnings per common share was computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per common share was computed using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units, and assumed issuance of stock under the stock purchase plan using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.
For the second quarter of 2007, we excluded 538 million outstanding stock options (552 million for the first half of 2007) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (777 million for the second quarter of 2006 and 678 million for the first half of 2006). These options could be included in future calculations if the average market value of the common shares increases and becomes greater than the exercise price of these options.
Note 6: Common Stock Repurchase Program
During the second quarter of 2007, we repurchased 4.6 million shares of common stock at a cost of $100 million (54.3 million shares at a cost of $1.0 billion during the second quarter of 2006). During the first half of 2007, we repurchased 23.8 million shares of common stock at a cost of $500 million (192.8 million shares at a cost of $3.9 billion during the first half of 2006). Since the repurchase program began in 1990, we have repurchased and retired approximately 2.9 billion shares of common stock at a cost of approximately $58 billion. As of June 30, 2007, $16.8 billion remained available under the existing repurchase authorization.
Note 7: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	June 30,	Dec. 30,
(In Millions)	2007	2006

Marketable debt securities	$1,256	$684
Equity securities offsetting deferred compensation	479	450

Total	$1,735	$1,134

All floating-rate asset-backed securities purchased after December 30, 2006 are designated as trading assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 8: Equity Investments
The carrying value for our investment in Clearwire Corporation as of June 30, 2007 was $609 million. Based on the quoted closing stock price as of June 29, 2007, the fair value of our ownership interest in Clearwire was $896 million; however since we account for our investment under the equity method, the investment is not carried at fair value. We record our proportionate share of Clearwire’s operating loss on a one-quarter lag. The Clearwire investment is classified within other long-term assets on the consolidated condensed balance sheets.
In March 2007, Clearwire completed an initial public offering (IPO) of 24 million shares of common stock at a price of $25 per share on The NASDAQ Global Select Market*. Accordingly, our ownership interest in Clearwire decreased from approximately 27% as of December 30, 2006 to 23% after the IPO. We recognized a gain of $39 million within gains (losses) on equity investments, net, in the first quarter of 2007 as a result of the IPO.
Note 9: Inventories
Inventories at the end of each period were as follows:

	June 30,	Dec. 30,
(In Millions)	2007	2006

Raw materials	$583	$608
Work in process	2,063	2,044
Finished goods	1,481	1,662

Total	$4,127	$4,314

Note 10: Gains (Losses) on Equity Investments, Net
Gains (losses) on equity investments, net which includes investments accounted for under the equity method and certain equity derivatives, were a net loss of $1 million for the second quarter of 2007 and a net gain of $28 million for the first half of 2007 (net gains of $37 million for the second quarter of 2006 and $39 million for the first half of 2006). Included in these amounts were impairment charges on equity investments of $44 million for the second quarter of 2007 and $80 million for the first half of 2007 ($10 million for the second quarter of 2006 and $33 million for the first half of 2006). For the second quarter of 2007, these impairment charges, as well as losses on equity method investments, were offset by higher gains on sales of equity investments. The first half of 2007 includes a gain of $39 million from the first quarter of 2007 as a result of Clearwire’s IPO. See “Note 8: Equity Investments” for further discussion.
Note 11: Interest and Other, Net
Interest and other, net included:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In Millions)	2007	2006	2007	2006

Interest income	$192	$152	$376	$320
Interest expense	(4)	(7)	(7)	(14)
Other, net	(8)	(1)	(20)	(8)

Total	$180	$144	$349	$298

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 12: Comprehensive Income
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In Millions)	2007	2006	2007	2006

Net income	$1,278	$885	$2,914	$2,242
Change in net unrealized holding gain on available-for-sale investments	5	(1)	(29)	32
Change in net unrealized holding gain on derivatives	(9)	27	(10)	32

Total comprehensive income	$1,274	$911	$2,875	$2,306

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

	June 30,	Dec. 30,
(In Millions)	2007	2006

Accumulated net unrealized holding gain on available-for-sale investments	$84	$113
Accumulated net unrealized holding gain on derivatives	70	80
Accumulated net prior service costs	(16)	(16)
Accumulated net actuarial losses	(232)	(232)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$(96)	$(57)

Note 13: Pending Divestiture
On May 22, 2007, we announced that we entered into a definitive agreement to form a private, independent semiconductor company with STMicroelectronics N.V. and Francisco Partners L.P. The new company is expected to supply flash memory solutions for wireless communications, consumer devices, and other applications. Under the terms of the agreement, we expect to sell certain NOR flash memory assets to the new company. We expect to obtain a 45.1% ownership interest in the new company, which will be accounted for under the equity method of accounting. STMicroelectronics N.V. will sell certain assets and obtain a 48.6% ownership interest in the new company. Francisco Partners L.P. will contribute $150 million for a 6.3% ownership interest in the new company. We presently expect this transaction to close during the second half of 2007, subject to regulatory and other closing terms and conditions. We expect to enter into supply and transition service agreements to provide support to the new company during the transition period. NOR flash memory assets totaling $499 million are classified as held for sale within other current assets on the consolidated condensed balance sheet as of June 30, 2007 as a result of the pending divestiture. We cease recording depreciation on assets that are classified as held for sale.
Note 14: Restructuring and Asset Impairment Charges
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Under this plan, we recorded $82 million in the second quarter of 2007 and $157 million in first half of 2007 in restructuring and asset impairment charges, net of adjustments. During the second quarter of 2007, we recorded $80 million in employee severance and benefits arrangements and $2 million in asset impairments. For the first half of 2007, we incurred $101 million in employee severance and benefits arrangements and $56 million in asset impairments. During the first quarter of 2007, we incurred $54 million in asset impairment charges as a result of softer than anticipated market conditions relating to the Colorado Springs, Colorado facility, which was originally placed for sale and written down in the fourth quarter of 2006.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The following table summarizes the restructuring and asset impairment activity for the first half of 2007:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total

Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	106	56	162
Adjustments	(5)	—	(5)
Cash payments	(73)	—	(73)
Non-cash settlements	—	(56)	(56)

Accrued restructuring balance as of June 30, 2007	$76	$—	$76

The additional accruals, net of adjustments, have been reflected as restructuring and asset impairment charges on the consolidated condensed statements of income. The remaining accrual as of June 30, 2007 relates to severance benefits that are recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
From the third quarter of 2006 through the second quarter of 2007, we incurred a total of $712 million in restructuring and asset impairment charges related to this plan. These charges include a total of $339 million related to employee severance and benefit arrangements due to the termination of approximately 7,900 employees and $373 million in asset impairment charges. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.
Note 15: Taxes
Effective at the beginning of the first quarter of 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
As a result of the implementation of FIN 48, we reduced the liability for net unrecognized tax benefits by $181 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $181 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $1.9 billion. We have historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. Long-term income taxes payable includes uncertain tax positions, reduced by the associated federal deduction of state taxes and foreign tax credits, and may also include certain other long-term tax liabilities.
During the first and second quarters of 2007, the total amount of unrecognized tax benefits was as follows:

(In Millions)
December 31, 2006 (after adoption of FIN 48)	$1,896
Settlement with tax authorities	(739)
Other changes in unrecognized tax benefits	42

March 31, 2007	1,199
Effective settlement with tax authorities and related remeasurements	(388)
Other changes in unrecognized tax benefits	(3)

June 30, 2007	$808

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Our U.S. federal, U.S. state, and foreign tax returns are periodically examined by tax authorities. In 2005 and 2006, the U.S. Internal Revenue Service (IRS), through examination of our U.S. federal tax returns, formally assessed for tax years 1999 through 2005, certain adjustments to the amounts reflected by us on those returns for tax benefits we claimed for export sales. In March 2007, we received written notification from the IRS that it had closed its examination of our tax returns for the years 1999 through 2002, resolving the issues related to the tax benefits for export sales as well as a number of other issues. Additionally, a settlement was reached for years 2003 through 2005 with respect to the tax benefits for export sales. Of the $739 million settlement with the IRS noted above, we reversed long-term taxes payable, which resulted in recording a $276 million tax benefit in the first quarter of 2007. For our U.S. state and foreign tax returns prior to 1996, we are generally no longer subject to tax examinations.
Sooner than expected, but during the second quarter of 2007, we effectively settled with the IRS on several matters relating to the audit for the 2003 and 2004 tax years. However, the IRS audit for these years remains open. In addition, all uncertain tax positions were re-evaluated based on all available information and certain remeasurements were required. As a result, we reversed a portion of long-term taxes payable, which resulted in recording a $155 million tax benefit in the second quarter of 2007. The total amount of gross unrecognized tax benefits was $808 million as of June 30, 2007. These gross unrecognized tax benefits would affect the effective tax rate if realized.
We include interest and penalties related to unrecognized tax benefits within the provision for taxes on our consolidated condensed statements of income and as a result no change in classification was made upon adopting FIN 48. As of the date of adoption, we had accrued $257 million and as of June 30, 2007, we had accrued $93 million for the payment of interest and penalties relating to unrecognized tax benefits.
Although timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits would materially change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.
Note 16: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of June 30, 2007:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net

Intellectual property assets	$1,010	$(360)	$650
Acquisition-related developed technology	4	(2)	2
Other intangible assets	389	(116)	273

Total identified intangible assets	$1,403	$(478)	$925

Identified intangible assets consisted of the following as of December 30, 2006:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net

Intellectual property assets	$1,143	$(434)	$709
Acquisition-related developed technology	4	(2)	2
Other intangible assets	349	(73)	276

Total identified intangible assets	$1,496	$(509)	$987

During the first half of 2007, we acquired intellectual property assets for $22 million with a weighted average life of six years and recorded additional other intangible assets of $40 million with a weighted average life of four years.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
All of our identified intangible assets are subject to amortization. Amortization of intellectual property assets was $37 million for the second quarter of 2007 and $81 million for the first half of 2007 ($46 million for the second quarter of 2006 and $92 million for the first half of 2006). The amortization of intellectual property assets is generally included in cost of sales on the consolidated condensed statements of income. Amortization of acquisition-related developed technology was less than $1 million for the first half of 2007 ($5 million for the second quarter of 2006 and $17 million for the first half of 2006) and is included in amortization of acquisition-related intangibles and costs on the consolidated condensed statements of income. Amortization of other intangible assets was $24 million for the second quarter of 2007 and $43 million for the first half of 2007 ($8 million for the second quarter of 2006 and $24 million for the first half of 2006). We record amortization of other intangible assets as either a reduction of revenue or amortization of acquisition-related intangibles and costs on the consolidated condensed statements of income.
Based on identified intangible assets recorded at June 30, 2007, and assuming the underlying assets are not impaired in the future, we expect amortization expense for each period to be as follows:

(In Millions)	2007[1]	2008	2009	2010	2011
Intellectual property assets	$74	$146	$119	$107	$56
Acquisition-related developed technology	$1	$1	$—	$—	$—
Other intangible assets	$44	$98	$121	$10	$—

[1]	Reflects the remaining six months of fiscal 2007.
Note 17: Ventures
In January 2006, Micron Technology Inc. and Intel formed IM Flash Technologies, LLC (IMFT) and in February 2007 formed IM Flash Singapore, LLP (IMFS). These joint ventures were established to manufacture NAND flash memory products for Micron and Intel. Initial production from IMFT began in early 2006 while IMFS is in its initial construction phase. We own a 49% interest in each of these ventures. Subject to certain conditions, we agreed to contribute up to approximately $1.4 billion for IMFT and up to approximately $1.7 billion for IMFS in the three years following the initial capital contributions. Of these amounts, as of June 30, 2007, approximately $740 million remained as a commitment for IMFT and approximately $1.6 billion for IMFS.
Our portion of IMFT costs, primarily related to product purchases and start-up, was approximately $190 million during the second quarter of 2007 and approximately $350 million during the first half of 2007. Our portion of IMFT costs during the first half of 2006 was not significant. IMFS has had no production to date.
These joint ventures are variable interest entities as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)), because all positive and negative variances in cost structure will be passed on to Micron and Intel through our purchase agreements. However, we have determined that we are not the primary beneficiary of these joint ventures. Because we are not the primary beneficiary of these joint ventures, we account for our interests using the equity method of accounting and do not consolidate these joint ventures. Micron and Intel are also considered related parties under the provisions of FIN 46(R). Our proportionate share of income or losses from our investment will be recorded in gains (losses) on equity investments, net. As of June 30, 2007, our maximum exposure to loss is $1.8 billion for IMFT and $67 million for IMFS, which represent our investments in these ventures. Our investments in these ventures are classified within other long-term assets on the consolidated condensed balance sheets.
Note 18: Contingencies
Tax Matters
In connection with the regular examination of our tax returns for the years 1999 through 2005, the IRS had formally assessed adjustments to the amounts reflected by us on those returns as a tax benefit for export sales. In the first quarter of 2007, we resolved these matters with the IRS. See “Note 15: Taxes” for further discussion. The IRS may make a claim related to the tax benefit for export sales for 2006. Management believes that the ultimate outcome will not materially affect our financial position, cash flows, or overall trends in results of operations.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Legal Proceedings
We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more products. Were an unfavorable ruling to occur, our business or results of operations could be materially harmed.
Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations
In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that we and our Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against our Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages in each suit of approximately $55 million, plus various other costs and fees. At least 78 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, and the District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat AMD’s allegations and assert various consumer injuries, including that consumers in various states have been injured by paying higher prices for Intel microprocessors. All the federal class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. We dispute AMD’s claims and the class-action claims, and intend to defend the lawsuits vigorously.
We are also subject to certain antitrust regulatory inquiries. In 2001, the European Commission commenced an investigation regarding claims by AMD that we used unfair business practices to persuade clients to buy our microprocessors. The European Commission sent us a Statement of Objections dated July 25, 2007 alleging that certain Intel marketing and pricing practices amounted to an abuse of a dominant position that infringed European law. We will now have an opportunity to respond to those allegations, which the Statement recognized were preliminary conclusions. We are reviewing those allegations and intend to contest this matter vigorously in the administrative procedure which has now begun and, if necessary, in European courts. In June 2005, we received an inquiry from the Korea Fair Trade Commission requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. We are cooperating with this agency in its investigation. We expect that these matters will be acceptably resolved.
Barbara’s Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.
In June 2002, plaintiffs filed a putative class action against us, Gateway Inc., Hewlett-Packard Company, and HPDirect, Inc. in the Third Judicial Circuit Court, Madison County, Illinois. The lawsuit alleges that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the court certified against us an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing these microprocessors. In January 2005, the Circuit Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending review of the Circuit Court’s class certification order. In July 2006, the Illinois Appellate Court, Fifth District, vacated the Circuit Court’s class certification order and remanded the case to the Circuit Court with instructions to reconsider its class certification ruling applying California law. In August 2006, the Illinois Supreme Court agreed to review the Appellate Court’s decision, and that review is pending. The plaintiffs seek unspecified damages and attorneys’ fees and costs. We dispute the plaintiffs’ claims and intend to defend the lawsuit vigorously.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Transmeta Corporation v. Intel Corporation
In October 2006, Transmeta Corporation filed a lawsuit against us in the United States District Court for the District of Delaware. Transmeta alleges that our P6, Pentium 4, Pentium® M, Intel® Core™, and Intel® Core™ 2 processors infringe 10 Transmeta patents alleged to cover computer architecture and power-efficiency technologies. In December 2006, Transmeta filed an amended complaint alleging that our processors infringe an eleventh Transmeta patent. We filed counterclaims against Transmeta alleging that Transmeta’s Crusoe, Efficeon, and Efficeon 2 families of microprocessors infringe seven of our patents. Transmeta seeks damages, treble damages, an injunction, and attorneys’ fees. We dispute Transmeta’s allegations of infringement and intend to defend the lawsuit vigorously.
BIAX Corporation v. Intel Corporation and Analog Devices, Inc.
In May 2005, BIAX Corporation filed a lawsuit against us and Analog Devices, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleged that certain Hyper-Threading-enabled processors, including Intel’s Pentium® and Xeon® processors supporting Hyper-Threading Technology, and Itanium® and Itanium® 2 processors, infringed four BIAX patents. The complaint sought unspecified damages, injunctive and other relief including enhanced damages for alleged willful infringement. In June 2007, the parties reached a settlement agreement pursuant to which, among other terms, we made a payment to BIAX and, in exchange, we received a license to BIAX’s patent portfolio. The settlement agreement did not significantly impact our results of operations or cash flows.
Note 19: Operating Segment Information
Our operating segments include the Digital Enterprise Group, Mobility Group, Flash Memory Group, Digital Home Group, and Digital Health Group. The Digital Home Group and Digital Health Group operating segments are included within the “all other” category. In the first quarter of 2007, the Channel Platforms Group began directly supporting our operating segments. We adjusted prior-period amounts to reflect certain minor reorganizations.
The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.
We report the financial results of the following operating segments:
•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments; communications infrastructure components such as network processors, communications boards, and embedded processors; wired connectivity devices; and products for network and server storage.

•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook computing market segment and wireless connectivity products. Results of the Mobility Group for the first half of 2006 include sales of cellular baseband processors and application processors. In the fourth quarter of 2006, we completed the sale of certain assets of our communications and application processor business lines to Marvell Technology Group, Ltd. Related to the sale, we entered into a manufacturing and transition services agreement with Marvell. As a result, the Mobility Group’s sales for first half of 2007 include only sales of application and cellular baseband processors to Marvell.

•	Flash Memory Group. Includes NOR flash memory products designed for cellular phones and embedded form factors; and NAND flash memory products manufactured by IMFT that are designed for memory cards, digital audio players, cellular phones, and computing and embedded platforms. In the second quarter of 2007, we agreed to sell certain NOR flash memory assets to a new flash memory company that we plan to form with STMicroelectronics N.V. and Francisco Partners L.P. See “Note 13: Pending Divestiture” for further discussion.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments and the expenses are included in the operating results reported below. Additionally, in the first quarter of 2007, we began allocating share-based compensation to the operating segments and adjusted results to reflect this change. Revenue for the “all other” category primarily relates to microprocessors and related chipsets sold by the Digital Home Group. The “all other” category also includes certain corporate-level operating expenses and charges. These expenses and charges include:
•	a portion of profit-dependent bonuses and other expenses not allocated to the operating segments;
•	results of operations of seed businesses that support our initiatives;
•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill;
•	charges for purchased in-process research and development; and
•	amounts included within restructuring and asset impairment charges on the consolidated condensed statements of income.
With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. We do not report inter-segment revenue because the operating segments do not record it. We do not allocate interest and other income, interest expense, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for Intel as a whole.
Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In Millions)	2007	2006	2007	2006
Net revenue
Digital Enterprise Group
Microprocessor revenue	$3,465	$3,338	$7,026	$7,230
Chipset, motherboard and other revenue	1,178	1,283	2,371	2,538

	4,643	4,621	9,397	9,768
Mobility Group
Microprocessor revenue	2,398	1,958	4,839	4,305
Chipset and other revenue	898	731	1,764	1,363

	3,296	2,689	6,603	5,668
Flash Memory Group	494	536	963	1,080
All other	247	163	569	433

Total net revenue	$8,680	$8,009	$17,532	$16,949

Operating income (loss)
Digital Enterprise Group	$817	$751	$1,748	$1,926
Mobility Group	1,250	851	2,631	1,901
Flash Memory Group	(291)	(169)	(574)	(294)
All other	(426)	(361)	(780)	(743)

Total operating income	$1,350	$1,072	$3,025	$2,790

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Overall strategy and the strategy for our operating segments.
•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results for the quarter and six months ended June 30, 2007.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.
•	Business Outlook. Our forecasts for selected data points for the third quarter of 2007 and the 2007 fiscal year.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of July 31, 2007.
Overview
We make, market, and sell advanced integrated digital technology products, primarily integrated circuits, for the computing and communications industries. Integrated circuits are semiconductor chips etched with interconnected electronic switches, and these chips perform various functions such as acting as the brains of a computer. Our goal is to be the preeminent provider of semiconductor chips and processor technology solutions to the worldwide digital economy. Intel’s products include chips, boards, and other semiconductor products that are the building blocks integral to computers, servers, handheld devices, and networking and communications products. Our component-level products include microprocessors, chipsets, and flash memory. We offer products at various levels of integration, allowing our customers the flexibility to create advanced computing and communications systems and products. Our operating segments include the Digital Enterprise Group, Mobility Group, Flash Memory Group, Digital Home Group, and Digital Health Group.
Financial Highlights
Net revenue and gross margin for the first and second quarters of 2007 and the second quarter of 2006 were as follows:

(In Millions)	Q2 2007	Q1 2007	Q2 2006
Net revenue	$8,680	$8,852	$8,009
Gross margin	$4,075	$4,432	$4,171
Our net revenue for the second quarter of 2007 was $8.7 billion, a decrease of 2% compared to the first quarter of 2007 and an increase of 8% compared to the second quarter of 2006. Revenue decreased compared to the first quarter of 2007 primarily due to lower microprocessor average selling prices, partially offset by higher mobile and server unit sales, and higher chipset revenue. Revenue increased compared to the second quarter of 2006 primarily due to higher microprocessor unit sales and higher server microprocessor average selling prices, partially offset by lower desktop and mobile microprocessor average selling prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our overall gross margin dollars for the second quarter of 2007 decreased 8% compared to the first quarter of 2007 and decreased 2% compared to the second quarter of 2006. Our overall gross margin percentage for the second quarter of 2007 was 46.9%, compared to 50.1% in the first quarter of 2007 and 52.1% in the second quarter of 2006. The gross margin in the second quarter of 2007 decreased compared to the first quarter of 2007 primarily due to gross margin declines in the Mobility Group and Digital Enterprise Group operating segments. Unit sales for the second quarter of 2007 exceeded our expectations, however, gross margin came in below expectations primarily due to lower than expected average selling prices for microprocessors, chipsets, and flash memory. Additionally, demand in the NOR flash memory market segment was weaker than expected. The gross margin decreased compared to the second quarter of 2006 primarily due to gross margin declines in the Digital Enterprise Group and Flash Memory Group operating segments. Overall gross margin decreased primarily due to lower microprocessor average selling prices and higher start-up costs, partially offset by higher microprocessor unit sales and lower microprocessor unit costs.
Chipset unit sales were strong in the second quarter of 2007, a leading indicator of microprocessor orders in the third quarter of 2007, and a solid second half demand environment. Growth in our chipset unit sales occurred within the desktop, server, and mobile market segments. Our notebook and server revenue increased by double digit percentages compared to the second quarter of 2006. Our server revenue also increased by a double digit percentage compared to the first quarter of 2007. We have experienced, and expect to continue to experience, an overall shift in sales mix from desktop processors to mobile microprocessors. Due to the wide price differences among mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue.
In the server market, our Quad-Core Intel® Xeon® processor unit sales doubled compared to the first quarter of 2007. We continue to advance our server processor technologies as we expect to launch our first MP server processor on Intel Core microarchitecture in the third quarter of 2007. We plan to extend our technology leadership as we launch our Penryn family of processors using our next-generation 45-nanometer process technology in the second half of 2007. As we ramp our 45-nanometer process technology, we expect improvements in our gross margin as our startup costs decrease and we transition costs from manufacturing to research and development. The semiconductor industry is characterized by rapid advances in technology and new product introductions. Our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete.
Results for the second quarter of 2007 include restructuring and asset impairment charges of $82 million as we continue to implement plans to increase our business efficiencies to reduce costs. Our headcount has decreased by 12,200 employees compared to the second quarter of 2006. Spending as a percentage of revenue has decreased from 39% in the second quarter of 2006 to 30% in the second quarter of 2007. Additionally, our operating income has increased by 26% from the second quarter of 2006.
Our efficiency efforts have also contributed to faster factory throughput times, higher yields, and improved equipment utilization. Improvements in our equipment utilization have allowed us to lower our future capital spending outlook for fiscal 2007. Improved throughput times allow us to meet customer demands with lower inventory on hand. Due in part to these efficiencies and to higher unit demand, our raw materials, work in progress, and finished goods inventory levels were all down compared to the first quarter of 2007.
From a financial condition perspective, we ended the second quarter of 2007 with $8.9 billion in cash and short-term investments, and returned $500 million to stockholders through stock repurchases and $1.3 billion as dividends during the first half of 2007.
Other Highlights & Product Releases
•	Intel, STMicroelectronics N.V. and Francisco Partners L.P. announced an agreement to form a new independent company by combining Intel’s NOR flash memory business and STMicroelectronics’ NOR and NAND flash businesses. See “Note 13: Pending Divestiture” for further discussion.
•	We introduced a new generation of Intel® Centrino® processor technology (formerly codenamed Santa Rosa) that delivers faster Intel® Core™ 2 Duo processors, high-bandwidth 802.11n WiFi connectivity, richer graphics processing and optional Intel® Turbo Memory.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	We launched the first Intel® Core™ 2 Extreme processors for mobile, enabling notebook PCs for gamers, digital artists and media enthusiasts.
•	Intel introduced the Intel® 3 Series chipset family which brings new capabilities to today’s systems and provides manufacturers with a socket-compatible migration path to Intel’s upcoming Penryn family of processors based on the industry’s first 45nm logic process technology.
Strategy
Some of the key strategic initiatives that we are focusing on are listed below and may change over time:
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We believe that end users, original equipment manufacturers (OEMs), third-party vendors, and service providers of computing and communications systems and devices want processor technologies that are designed and configured to work together to provide an optimized end-user solution as compared to ingredients that are sold separately. Our processor technologies typically include a microprocessor, a chipset, a connectivity device, and enabling software. The success of our strategy to offer processor technologies is dependent on our ability to select and incorporate ingredients that our customers value, and to market the processor technologies effectively. To further our strategy to offer products and processor technologies that address customer needs, we offer products at various market price points.

•	Energy-Efficient Performance. We believe that users of computing and communications systems and devices want improved overall performance and energy-efficient performance. Improved overall performance can include faster processing performance and other capabilities such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, security, manageability, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance involves balancing the addition of these and other types of improved performance factors with lower power consumption. Additionally, we continue to develop multi-core microprocessors that enable improved multitasking and energy efficiency.

•	Design and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We use the term “microarchitecture” when referring to the layout, density, and logical design of each product generation. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology.

•	Strategic Investments. We make equity investments in companies around the world to further our strategic objectives and to support our key business initiatives, including investments through our Intel Capital program. We generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investment focus areas include helping to enable mobile wireless devices, including expanding and proliferating WiMAX technologies and products; helping to advance the digital home; provide access to premium digital content; enhance the digital enterprise; advance high-performance communications infrastructures; and develop the next generation of silicon processor technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

•	Business Environment. We plan to continue to cultivate new businesses and work with the computing, communications, and consumer electronics industries through standards bodies, trade associations, OEMs, original design manufacturers, and independent software and operating system vendors, to encourage the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to expand the infrastructure for wireless connectivity, including wireless broadband. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our processor technologies. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The semiconductor industry is characterized by rapid advances in technology and new product introductions. Our ability to compete depends on our ability to improve our products and processor technologies faster than our competitors, anticipate changing customer requirements, develop and launch new products with features that customers want, and invest in technologies that will enhance our product offerings. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q for additional discussion.
Strategy by Business Segment
The Digital Enterprise Group (DEG) offers computing and communications products for businesses, service providers, and consumers. DEG products are incorporated into desktop computers, enterprise computer servers, workstations, and the infrastructure for the Internet. We also offer products for the embedded market segment. Within DEG, our largest market segments are in desktop and enterprise computing. Our strategy for the desktop computing market segment is to offer products that provide increased manageability, security, and/or energy-efficient performance while at the same time lowering total cost of ownership for businesses. Our strategy for the enterprise computing market segment is to provide products that provide energy-efficient performance, ease of use, manageability, reliability, and security for entry-level to high-end servers and workstations.
The strategy for the Mobility Group is to offer notebook PC products designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of reduced form factors. We are also increasing our focus on notebooks designed for the business environment by offering products that provide increased manageability and security. For the ultra-mobile market segment we offer energy-efficient products that are designed primarily for mobile processing of digital content and Internet access, and we are developing new products to support this evolving market segment including products for mobile internet devices.
The strategy for the Flash Memory Group is to offer advanced NOR and NAND flash memory for products such as cellular phones, memory cards, digital audio players, and embedded form factors. In support of our strategy to provide advanced flash memory products we continue to focus on the development of innovative products designed to address the needs of customers for reliable, non-volatile, low cost, high density memory. In the second quarter of 2007, we agreed to sell certain NOR flash memory assets to a new flash memory company that we plan to form with STMicroelectronics N.V. and Francisco Partners L.P. See “Note 13: Pending Divestiture” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
The strategy for the Digital Home Group is to offer products for use in PCs and in-home consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home. We are focusing on the design of components for high-end enthusiast PCs, mainstream PCs with rich audio/video capabilities, and consumer electronic devices such as digital TVs, high-definition media players, and set-top boxes.
The strategy for the Digital Health Group is to design and deliver technology-enabled products and explore global business opportunities in healthcare information technology, healthcare research, diagnostics, and productivity, as well as personal healthcare. In support of this strategy, we are focusing on the design of technology solutions and platforms for the digital hospital and consumer/home health products.

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
Non-Marketable Equity Investments. We regularly invest in non-marketable equity investments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. The carrying value of our portfolio of strategic investments in non-marketable equity investments, excluding equity derivatives, totaled $2.8 billion at June 30, 2007 and December 30, 2006 and consists primarily of our investment in IM Flash Technologies, LLC (IMFT). Our non-marketable equity investments are classified under other long-term assets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. When an investee is not considered viable from a financial or technological point of view, we write off the investment, since we consider the estimated fair value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity investments were $44 million in the second quarter of 2007 and $80 million for the first half of 2007 ($10 million in the second quarter of 2006 and $33 million for the first half of 2006). Over the past twelve quarters, including the second quarter of 2007, impairments of investments in our portfolio of non-marketable equity investments have ranged between $10 million and $44 million per quarter.
Income Taxes. We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), and related guidance in the first quarter of 2007. See “Note 15: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated condensed balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery is not probable.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to depreciate the assets over their new shorter useful lives. Impairments and accelerated depreciation of long-lived assets were $14 million during the second quarter of 2007 and $70 million for the first half of 2007 (less than $15 million in the second quarter of 2006 and the first half of 2006). Over the past twelve quarters, including the second quarter of 2007, impairments and accelerated depreciation of long-lived assets have ranged between $1 million and $320 million per quarter. This range includes restructuring charges for asset impairments occurring since the fourth quarter of 2006.
Inventory. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to forecast accurately the demand, we could be required to write off inventory, which would have a negative impact on our gross margin.
Share-Based Compensation. Total share-based compensation was $237 million in the second quarter of 2007 and $521 million for the first half of 2007 ($332 million in the second quarter of 2006 and $706 million for the first half of 2006). Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.
We use implied volatility based on freely traded options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered the following:
•	the volume of market activity of freely traded options, and determined that there was sufficient market activity;
•	the ability to reasonably match the input variables of freely traded options to those of options granted by the company, such as the date of grant and the exercise price, and determined that the input assumptions were comparable; and
•	the term of freely traded options used to derive implied volatility, which is generally one to two years, and determined that the length of term was sufficient.
We use the simplified calculation of expected life described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 (SAB 107), due to differences in the vesting terms and contractual life of current option grants compared to our historical grants. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. In addition, the simplified calculation of expected life is only allowed under SAB 107 through the end of fiscal 2007, after which time we will use an alternate method for estimating the useful life of options granted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of grants and the increase in total fair value during the second quarter and the first half of 2007 is as follows:

	Q2 2007		First Half 2007
	Weighted	Increase in Total	Weighted	Increase in Total
	Average	Fair Value[1]	Average	Fair Value[1]
	Fair Value	(in millions)	Fair Value	(in millions)
As reported	$5.18		$5.24
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$5.93	$13	$6.01	$14
Increase expected lives by 1 year	$5.64	$8	$5.70	$8

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which is amortized over the vesting period, net of estimated forfeitures.

[2]	For example, an increase from 25% as reported volatility for Q2 2007 to a hypothetical 30% volatility.
In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of adjusting the rate for all expense amortization after January 1, 2006 in the period the forfeiture estimate is changed. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin; research and development expenses; and marketing, general and administrative expenses. The effect of forfeiture adjustments in the second quarter and the first half of 2007 was insignificant. We record cumulative adjustments to the extent that the related expense is recognized in the financial statements, beginning with implementation of SFAS No. 123(R) in the first quarter of 2006. Therefore, the potential impact from cumulative forfeiture adjustments will increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and from our forecasts due to adjustments in the assumed forfeiture rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - Second Quarter of 2007 Compared to Second Quarter of 2006
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q2 2007		Q2 2006
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$8,680	100.0%	$8,009	100.0%
Cost of sales	4,605	53.1%	3,838	47.9%

Gross margin	4,075	46.9%	4,171	52.1%
Research and development	1,353	15.5%	1,496	18.7%
Marketing, general and administrative	1,284	14.8%	1,593	19.9%
Restructuring and asset impairment charges	82	0.9%	—	—%
Amortization of acquisition-related intangibles and costs	6	0.1%	10	0.1%

Operating income	1,350	15.6%	1,072	13.4%
Gains (losses) on equity investments, net	(1)	—%	37	0.4%
Interest and other, net	180	2.0%	144	1.8%

Income before taxes	1,529	17.6%	1,253	15.6%
Provision for taxes	251	2.9%	368	4.5%

Net income	$1,278	14.7%	$885	11.1%

Diluted earnings per share	$0.22		$0.15

The following table sets forth information of geographic regions for the periods indicated:

	Q2 2007		Q2 2006
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,457	51%	$4,015	50%
Americas	1,823	21%	1,713	22%
Europe	1,485	17%	1,375	17%
Japan	915	11%	906	11%

Total	$8,680	100%	$8,009	100%

Our net revenue for Q2 2007 was $8.7 billion, an increase of 8% compared to Q2 2006. Higher microprocessor unit sales and higher server microprocessor average selling prices were partially offset by lower desktop and mobile microprocessor average selling prices.
Revenue in the Asia-Pacific region increased 11%, revenue in the Europe region increased 8%, revenue in the Americas region increased 6%, and revenue in Japan was approximately flat compared to Q2 2006. Revenue from both mature and emerging markets increased in Q2 2007 compared to Q2 2006. While the increase in mature markets occurred in all four geographic regions, the majority of the growth occurred in the Asia-Pacific region. Most of the increase in the emerging markets also occurred in the Asia-Pacific region.
Our overall gross margin dollars decreased slightly by 2% in Q2 2007 compared to Q2 2006. Our overall gross margin percentage decreased to 46.9% in Q2 2007, from 52.1% in Q2 2006. The decline in gross margin percentage was primarily attributable to gross margin declines in the Digital Enterprise Group and Flash Memory Group operating segments. We derived most of our overall gross margin dollars and operating profit from the sale of microprocessors in Q2 2006, and substantially all of our overall gross margin dollars and operating profit from the sale of microprocessors in Q2 2007. See “Business Outlook” later in this section for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the second quarter of 2007 and the second quarter of 2006 were as follows:

(In Millions)	Q2 2007	Q2 2006
Microprocessor revenue	$3,465	$3,338
Chipset, motherboard, and other revenue	1,178	1,283

Net revenue	$4,643	$4,621
Operating income	$817	$751
Net revenue for the Digital Enterprise Group operating segment was approximately flat in Q2 2007 compared to Q2 2006. Higher microprocessor revenue was offset by lower chipset, motherboard, and other revenue. The increase in microprocessor revenue was due to higher unit sales of microprocessors, and to a lesser extent, an increase in server average selling prices, partially offset by lower desktop average selling prices in a competitive pricing environment. The decrease in chipset, motherboard, and other revenue was due to a decrease in communications infrastructure revenue, and to a lesser extent, lower motherboard unit sales, slightly offset by higher chipset revenue. Microprocessors within the Digital Enterprise Group include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors.
Operating income increased by $66 million, or 9%, in Q2 2007 compared to Q2 2006. The increase in operating income was primarily due to lower operating expenses, partially offset by approximately $220 million of higher start-up costs, primarily related to our 45-nanometer process technology.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the second quarter of 2007 and the second quarter of 2006 were as follows:

(In Millions)	Q2 2007	Q2 2006
Microprocessor revenue	$2,398	$1,958
Chipset and other revenue	898	731

Net revenue	$3,296	$2,689
Operating income	$1,250	$851
Net revenue for the Mobility Group operating segment increased by $607 million, or 23%, in Q2 2007 compared to Q2 2006. Microprocessor revenue increased by $440 million, or 22%, in Q2 2007 compared to Q2 2006, and chipset and other revenue increased by $167 million, or 23%, in Q2 2007 compared to Q2 2006. The increase in microprocessor revenue was due to higher unit sales, partially offset by lower average selling prices. Most of the increase in chipset and other revenue was due to higher revenue from sales of chipsets and cellular baseband processors, and to a lesser extent, higher revenue from sales of wireless connectivity products. In the fourth quarter of 2006, we sold certain assets of the business line that included application and cellular baseband processors used in handheld devices, however we continue to manufacture and sell these processors as part of a manufacturing and transition services agreement.
Operating income increased significantly by $399 million, or 47%, in Q2 2007 compared to Q2 2006. The substantial majority of the increase in operating income was due to higher revenue, and to a lesser extent, lower unit costs and lower operating expenses. These increases were partially offset by approximately $115 million of higher start-up costs, primarily related to our 45-nanometer process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The revenue and operating loss for the Flash Memory Group operating segment for the second quarter of 2007 and the second quarter of 2006 were as follows:

(In Millions)	Q2 2007	Q2 2006
Net revenue	$494	$536
Operating loss	$(291)	$(169)
Net revenue for the Flash Memory Group operating segment decreased by $42 million, or 8%, in Q2 2007 compared to Q2 2006. The decrease in revenue was due to lower average selling prices for NOR flash memory products, partially offset by higher NAND revenue. In Q1 2006, we began shipping NAND flash memory products manufactured by IMFT. Operating loss increased from $169 million in Q2 2006 to $291 million in Q2 2007. The operating loss increase was driven by lower overall revenue and higher costs related to our new NAND flash memory business, partially offset by lower NOR flash memory unit costs.
In the second quarter of 2007, we agreed to sell certain NOR flash memory assets to a new flash memory company that we plan to form with STMicroelectronics N.V. and Francisco Partners L.P. See “Note 13: Pending Divestiture” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
Share-Based Compensation
Share-based compensation decreased by $95 million to $237 million in Q2 2007 from $332 million in Q2 2006. This decrease was due primarily to fewer options vesting in Q2 2007. Additionally, the weighted average fair value of vesting options was lower in Q2 2007 compared to Q2 2006 mainly attributable to a lower weighted average volatility rate and shorter option vesting life. This decrease was partially offset by lower share-based compensation costs capitalized as part of inventory.
Operating Expenses
Operating expenses for the second quarter of 2007 and the second quarter of 2006 were as follows:

(In Millions)	Q2 2007	Q2 2006
Research and development (includes share-based compensation of $94 in 2007 and $126 in 2006)	$1,353	$1,496
Marketing, general and administrative (includes share-based compensation of $79 in 2007 and $140 in 2006)	$1,284	$1,593
Restructuring and asset impairment charges	$82	$—
Amortization of acquisition-related intangibles and costs	$6	$10
Research and Development. Research and development spending decreased $143 million, or 10%, in Q2 2007 compared to Q2 2006. This decrease was primarily due to lower development costs as we transition from research and development to manufacturing using our 45-nanometer process technology, and lower headcount.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased $309 million, or 19%, in Q2 2007 compared to Q2 2006. This decrease was primarily due to lower headcount, lower cooperative advertising expenses, and lower marketing program expenses.
Research and development along with marketing, general and administrative expenses were 30% of net revenue in Q2 2007 (39% of net revenue in Q2 2006).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Restructuring and Asset Impairment Charges. During the second quarter of 2007, we recorded $82 million of restructuring and asset impairment charges, net of adjustments. We recorded $80 million related to employee severance and benefit arrangements and $2 million related to asset impairments. See Management’s Discussion and Analysis of Financial Condition and Results of Operations ‘First Half of 2007 compared to First Half of 2006’ of this Form 10-Q for further discussion.
Gains (Losses) on Equity Investments, Interest and Other, and Provision for Taxes
Gains (losses) on equity investments, net; interest and other, net; and provision for taxes for the second quarter of 2007 and the second quarter of 2006 were as follows:

(In Millions)	Q2 2007	Q2 2006
Gains (losses) on equity investments, net	$(1)	$37
Interest and other, net	$180	$144
Provision for taxes	$251	$368
Gains (losses) on equity investments, net, which includes investments accounted for under the equity method and certain equity derivatives, for Q2 2007 was a net loss of $1 million compared to a net gain of $37 million for Q2 2006. The decrease was due to higher impairment charges on equity investments ($44 million in Q2 2007 and $10 million in Q2 2006) and losses on equity method investments partially offset by higher gains on sales of equity investments.
Interest and other, net increased to $180 million in Q2 2007 compared to $144 million in Q2 2006 reflecting higher interest income as a result of higher average investment balances and higher rates.
Our effective income tax rate for Q2 2007 was 16.4%, compared to 29.4% for Q2 2006. The Q2 2007 tax rate includes the reversal of previously accrued taxes of $155 million. The reversal relates to “effectively settling” several uncertain tax positions. See “Note 15: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. In addition, the tax rate for the second quarter of 2007 was positively impacted by an increase in the expected percentage of profits in low tax jurisdictions as well as an increase in expected research and development credits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - First Half of 2007 Compared to First Half of 2006
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2007		YTD 2006
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$17,532	100.0%	$16,949	100.0%
Cost of sales	9,025	51.5%	7,835	46.2%

Gross margin	8,507	48.5%	9,114	53.8%
Research and development	2,753	15.7%	3,058	18.0%
Marketing, general and administrative	2,561	14.6%	3,237	19.1%
Restructuring and asset impairment charges	157	0.8%	—	—%
Amortization of acquisition-related intangibles and costs	11	0.1%	29	0.2%

Operating income	3,025	17.3%	2,790	16.5%
Gains on equity investments, net	28	0.1%	39	0.2%
Interest and other, net	349	2.0%	298	1.7%

Income before taxes	3,402	19.4%	3,127	18.4%
Provision for taxes	488	2.8%	885	5.2%

Net income	$2,914	16.6%	$2,242	13.2%

Diluted earnings per share	$0.49		$0.38

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2007		YTD 2006
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$8,889	51%	$8,308	49%
Americas	3,550	20%	3,618	21%
Europe	3,207	18%	3,076	18%
Japan	1,886	11%	1,947	12%

Total	$17,532	100%	$16,949	100%

Our net revenue of $17.5 billion in the first half of 2007 increased 3% compared to the first half of 2006. Higher microprocessor unit sales were mostly offset by lower microprocessor average selling prices. Higher mobile chipset revenue also contributed to the increase in net revenue.
Revenue in the Asia-Pacific region increased 7% and revenue in the Europe region increased 4% compared to the first half of 2006. These increases were partially offset by lower revenue in Japan, which decreased 3% compared to the first half of 2006. Revenue in the Americas region was approximately flat compared to the first half of 2006. Revenue in mature markets increased in the first half of 2007 compared to the first half of 2006, with substantially all of the growth occurring in the Asia-Pacific region. There were declines in the first half of 2007 compared to the first half of 2006 in emerging markets in the Asia-Pacific region.
Our overall gross margin dollars decreased 7% in the first half of 2007 compared to the first half of 2006. Our overall gross margin percentage decreased to 48.5% in the first half of 2007, from 53.8% in the first half of 2006. The decline in gross margin percentage was primarily attributable to gross margin declines in the Digital Enterprise Group and Flash Memory Group operating segments. We derived most of our overall gross margin dollars and operating profit from the sale of microprocessors in the first half of 2006, and substantially all of our overall gross margin dollars and operating profit from the sale of microprocessors in the first half of 2007. See “Business Outlook” later in this section for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the first half of 2007 and the first half of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Microprocessor revenue	$7,026	$7,230
Chipset, motherboard, and other revenue	2,371	2,538

Net revenue	$9,397	$9,768
Operating income	$1,748	$1,926
Net revenue for the Digital Enterprise Group operating segment decreased by $371 million, or 4%, in the first half of 2007 compared to the first half of 2006. The decrease in microprocessor revenue was due to lower desktop average selling prices in a competitive pricing environment, partially offset by an increase in server average selling prices and higher microprocessor unit sales. The decrease in chipset, motherboard, and other revenue was due to a decrease in communications infrastructure revenue, and to a lesser extent, lower motherboard unit sales and lower chipset revenue.
Operating income decreased by $178 million, or 9%, in the first half of 2007 compared to the first half of 2006. The decrease in operating income was primarily due to the revenue decline. Approximately $400 million of higher start-up costs, primarily related to our 45-nanometer process technology, as well as approximately $180 million of higher factory underutilization charges, were offset by lower operating expenses. Sales of desktop microprocessor inventory that had been previously written off further offset the effect of the revenue decline.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the first half of 2007 and the first half of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Microprocessor revenue	$4,839	$4,305
Chipset and other revenue	1,764	1,363

Net revenue	$6,603	$5,668
Operating income	$2,631	$1,901
Net revenue for the Mobility Group operating segment increased by $935 million, or 16.5%, in the first half of 2007 compared to the first half of 2006. Microprocessor revenue increased by $534 million, or 12%, in the first half of 2007 compared to the first half of 2006, while chipset and other revenue increased significantly by $401 million, or 29%, in the first half of 2007 compared to the first half of 2006. The increase in microprocessor revenue was due to higher unit sales, partially offset by lower average selling prices. The substantial majority of the increase in chipset and other revenue was due to higher revenue from sales of chipsets and cellular baseband processors, and to a lesser extent, higher revenue from sales of wireless connectivity products.
Operating income increased significantly by $730 million, or 38%, in the first half of 2007 compared to the first half of 2006. The substantial majority of the increase in operating income was due to higher revenue. Lower operating expenses were more than offset by approximately $200 million of higher start-up costs, primarily related to our 45-nanometer process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The revenue and operating loss for the Flash Memory Group operating segment for the first half of 2007 and the first half of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Net revenue	$963	$1,080
Operating loss	$(574)	$(294)
Net revenue for the Flash Memory Group operating segment decreased by $117 million, or 11%, in the first half of 2007 compared to the first half of 2006. The decrease in revenue was due to lower average selling prices of NOR flash memory products and lower NOR royalties, partially offset by higher NAND revenue. Operating loss increased from $294 million in the first half of 2006 to $574 million in the first half of 2007. The operating loss increase was driven by lower overall revenue and higher costs related to our new NAND flash memory business, partially offset by lower NOR flash memory unit costs.
Share-Based Compensation
Share-based compensation decreased by $185 million to $521 million in the first half of 2007 from $706 million in the first half of 2006. There were fewer options vesting in the first half of 2007 compared to the first half of 2006. Additionally, the weighted average fair value of vesting options was lower in the first half of 2007 compared to the first half of 2006 mainly attributable to a lower weighted average volatility rate and shorter option vesting life. These decreases were partially offset by lower share-based compensation costs capitalized as part of inventory.
Operating Expenses
Operating expenses for the first half of 2007 and the first half of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Research and development (includes share-based compensation of $208 in 2007 and $261 in 2006)	$2,753	$3,058
Marketing, general and administrative (includes share-based compensation of $171 in 2007 and $293 in 2006)	$2,561	$3,237
Restructuring and asset impairment charges	$157	$—
Amortization of acquisition-related intangibles and costs	$11	$29
Research and Development. Research and development spending decreased $305 million, or 10% in the first half of 2007 compared to the first half of 2006. The decrease was primarily due to lower development costs as we transition from research and development to manufacturing using our 45-nanometer process technology, and lower headcount.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased $676 million, or 21%, in the first half of 2007 compared to the first half of 2006. This decrease was primarily due to lower headcount, lower cooperative advertising expenses, and lower marketing program expenses.
Research and development along with marketing, general and administrative expenses were 30% of net revenue in the first half of 2007 (37% of net revenue in the first half of 2006).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Restructuring and Asset Impairment Charges. In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Under the plan, during the first half of 2007, we recorded $157 million in restructuring and asset impairment charges, net of adjustments. We recorded $101 million related to employee severance and benefit arrangements and $56 million related to asset impairments. During the first quarter of 2007, we incurred $54 million in asset impairment charges as a result of softer than anticipated market conditions relating to the Colorado Springs, Colorado facility, which was originally placed for sale and written down in the fourth quarter of 2006. We did not incur restructuring charges in the first half of 2006.
The following table summarizes the restructuring and asset impairment activity for the first half of 2007:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	106	56	162
Adjustments	(5)	—	(5)
Cash payments	(73)	—	(73)
Non-cash settlements	—	(56)	(56)

Accrued restructuring balance as of June 30, 2007	$76	$—	$76

The additional accruals, net of adjustments, have been reflected as restructuring and asset impairment charges on the consolidated condensed statements of income. The remaining accrual as of June 30, 2007 relates to severance benefits that are recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
From the third quarter of 2006 through the second quarter of 2007, we incurred a total of $712 million in restructuring and asset impairment charges related to this plan. These charges include a total of $339 million related to employee severance and benefit arrangements due to the termination of approximately 7,900 employees, of which 4,800 employees have left as of June 30, 2007. A substantial majority of these employee terminations relate to employees within manufacturing, marketing, and information technology. Of the employee severance and benefit charges incurred to date, we have paid $263 million. These charges also include $373 million in asset impairment charges.
We estimate that actions taken to date under the restructuring plan will result in gross annual savings of approximately $840 million, a portion of which we began to realize in the third quarter of 2006. We are realizing these savings within cost of sales; marketing, general and administrative expenses; and research and development expenses. We may record additional restructuring and asset impairment charges of approximately $150 million in the third quarter of 2007. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.
Gains on Equity Investments, Interest and Other, and Provision for Taxes
Gains on equity investments, net; interest and other, net; and provision for taxes for the first half of 2007 and the first half of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Gains on equity investments, net	$28	$39
Interest and other, net	$349	$298
Provision for taxes	$488	$885
Gains on equity investments, net for the first half of 2007 were $28 million compared to $39 million for the first half of 2006. The decrease was primarily due to higher impairment charges on equity investments ($80 million in the first half of 2007 and $33 million in the first half of 2006) partially offset by higher gains on sales of equity investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Interest and other, net increased to $349 million in the first half of 2007 compared to $298 million in the first half of 2006 due to higher interest income as a result of higher rates and higher average investment balances.
Our effective income tax rate for the first half of 2007 was 14.3%, compared to 28.3% for the first half of 2006. The rate for the first half of 2007 includes the reversal of previously accrued taxes of $481 million relating to settlements with the U.S. Internal Revenue Service (IRS). See “Note 15: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. The tax rate for the first half of 2007 was also positively impacted by higher domestic manufacturing deduction benefits, research and development credits, and expected higher profits in low tax jurisdictions; however, this was partially offset by the elimination of the tax benefit for export sales. The rate for the first half of 2006 includes a tax benefit related to non-U.S. research and development tax credits.
Liquidity and Capital Resources
Our financial condition remains strong. Cash, short-term investments, fixed income debt instruments included in trading assets, and debt at the end of each period were as follows:

	June 30,	Dec. 30,
(Dollars in Millions)	2007	2006

Cash, short-term investments and fixed income debt instruments included in trading assets	$10,182	$9,552
Short-term and long-term debt	$2,069	$2,028
Debt as % of stockholders’ equity	5.2%	5.5%
In summary, our cash flows were as follows:

	Six Months Ended
	June 30,	July 1,
(In Millions)	2007	2006

Net cash provided by operating activities	$3,969	$3,638
Net cash used for investing activities	(5,596)	(2,723)
Net cash used for financing activities	(262)	(4,803)

Net increase (decrease) in cash and cash equivalents	$(1,889)	$(3,888)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities for the first half of 2007 compared to the first half of 2006 was primarily due to an increase in inventory that occurred in the first half of 2006 and higher net income for the first half of 2007 partially offset by higher purchases of trading assets for the first half of 2007.
Inventories as of June 30, 2007 decreased slightly compared to December 30, 2006 levels, primarily due to lower microprocessor inventory partially offset by higher chipset inventory. Trading assets increased compared to December 30, 2006, primarily due to purchases exceeding maturities. Additionally, accounts receivable as of June 30, 2007 decreased compared to December 30, 2006, due to lower revenue in the second quarter of 2007. For the first half of 2007, our two largest customers accounted for 34% of net revenue, with one of these customers accounting for 18% of revenue and another customer accounting for 16%. For the first half of 2006, these two largest customers accounted for 36% of net revenue. Additionally, these two largest customers accounted for 45% of net accounts receivable at June 30, 2007 (44% at July 1, 2006).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investing Activities
Investing cash flows consist primarily of capital expenditures, the proceeds from investment maturities and disposals, and purchases and investments in non-marketable and other equity investments. The increase in cash used in investing activities in the first half of 2007, compared to the first half of 2006, was primarily due to an increase in purchases and a decrease in sales and maturities of available-for-sale investments, partially offset by lower capital spending. Purchases and investments in non-marketable equity investments for the first half of 2007 included $511 million for our investment in IMFT ($790 million in the first half of 2006) and $67 million for our investment in IM Flash Singapore, LLP (IMFS).
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock and payment of dividends to stockholders, partially offset by proceeds from sales of shares through employee equity incentive plans. The lower cash used in financing activities in the first half of 2007, compared to the first half of 2006, was primarily due to a decrease in repurchases and retirement of common stock and an increase in proceeds from sales of shares through employee equity incentive plans. For the first half of 2007, we purchased 23.8 million shares of common stock for $500 million compared to 192.8 million shares for $3.9 billion in the first half of 2006. We base our level of stock repurchases on internal cash management decisions and this level may fluctuate from quarter to quarter. At June 30, 2007, $16.8 billion remained available for repurchase under the existing repurchase authorization. For the first half of 2007, proceeds from the sale of shares pursuant to employee equity incentive plans were $1.4 billion compared to $494 million during the first half of 2006 as a result of a higher volume of employee exercises of stock options. Our dividend payments were $1.3 billion in the first half of 2007, higher than the $1.2 billion paid in the same period of the prior year, due to an increase from $0.10 to $0.1125 in quarterly cash dividends per common share effective for the first quarter of 2007.
Liquidity
During the first half of 2007, our level of cash declined as our cash provided by operations was less than our cash used for investing and financing activities. We use cash generated by operations as our primary source of liquidity. Another potential source of liquidity is authorized borrowings, including commercial paper of up to $3.0 billion. There were no borrowings under our commercial paper program during the first half of 2007. We also have a shelf registration on file with the Securities and Exchange Commission (SEC) pursuant to which we may offer an indeterminate amount of debt, equity, and other securities.
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
Contractual Obligations
As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. Long-term income taxes payable includes uncertain tax positions, reduced by the associated federal deduction of state taxes and foreign tax credits, and may also include other certain long-term tax liabilities. As of June 30, 2007, we have $1.2 billion of income tax liabilities. We expect to settle/make payments on approximately $300 million of these income tax liabilities during 2007. Most of the remaining balance is expected to be settled/paid one to three years after December 28, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Business Outlook
Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, pending divestitures, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation, research and development expenses, potential impairment of investments, the tax rate, and pending legal proceedings. Our future results of operations may also be affected by the amount, type, and valuation of share-based awards granted as well as the amount of awards cancelled due to employee turnover and the timing of award exercises by employees. We are focusing on efforts to improve operational efficiency and reduce spending that may result in several actions that could have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
For the third quarter of 2007, we expect revenue to be between $9.0 billion and $9.6 billion, compared to our second quarter revenue of $8.7 billion. The midpoint of this range would be a sequential increase of 7%, which is consistent with seasonal patterns. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.
Our financial results are substantially dependent on sales of microprocessors. Revenue is partly a function of the mix of types and performance capabilities of microprocessors sold, as well as the mix of chipsets, flash memory and other semiconductor products sold, all of which are difficult to forecast. Because of the wide price differences among mobile, desktop, and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Revenue is affected by the timing of new Intel product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to technological developments and to incorporate new features into our products; and the availability of sufficient components from suppliers to meet demand. Factors that could cause demand to be different from our expectations include customer acceptance of our products and our competitors products; changes in customer order patterns, including order cancellations; changes in the level of inventory at customers; and changes in business and economic conditions.
We expect the gross margin percentage in the third quarter of 2007 to be approximately 52%, plus or minus a couple of points. The 52% midpoint is higher than the gross margin of 46.9% in the second quarter, primarily due to lower start-up costs related to our 45-nanometer process technology, lower microprocessor unit costs, and higher unit volumes from microprocessors and chipsets. We expect the increases to our gross margin percentage to be partially offset by lower microprocessor average selling prices and higher inventory write-offs related to pre-production of products not yet qualified for sale. Our gross margin expectation for 2007 is 51%, plus or minus a few points.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We have continued to expand our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending in 2007 will be approximately $4.9 billion, plus or minus $200 million, which is lower than our previous expectations of $5.5 billion. The majority of the decrease in capital spending expectations is due to capital efficiencies from various projects, including more efficient use of tools and better yields. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be harmed, manufacturing and assembly and test capacity would be underutilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and facilities, or factory-planning decisions may cause us to record accelerated depreciation. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write off inventory, which would have a negative impact on our gross margin. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand.
We expect depreciation expense to be approximately $1.1 billion for the third quarter of 2007. We expect deprecation expense for the full year 2007 to be approximately $4.6 billion, plus or minus $100 million, which is lower than the previous expectation of $4.8 billion due to suspended depreciation for NOR flash manufacturing assets that are being held for sale. See “Note 13: Pending Divestiture” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
Spending on research and development, plus marketing, general and administrative expenses (total spending) in the third quarter of 2007 is expected to be between $2.7 billion and $2.8 billion, slightly higher compared to $2.6 billion in the second quarter of 2007. Research and development spending in 2007 is expected to be approximately $5.7 billion, which is higher than our previous expectation of approximately $5.6 billion. Marketing, general and administrative expenses in 2007 are expected to be approximately $5.1 billion. We continue to focus on controlling our total spending through cost-saving actions. Restructuring and asset impairment charges in the third quarter of 2007 are expected to be approximately $150 million. Expenses, particularly certain marketing and compensation expenses vary depending on the level of demand for our products, the level of revenue and profit, and impairments of long-lived assets.
We expect the net gains from equity investments and interest and other for the third quarter of 2007 to be approximately $320 million. Our expectations for gains (losses) from equity investments include our expectations for mergers, stock offerings, equity method income/loss, and impairment charges on public and private equity investments, and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity investments and interest and other could vary depending on equity market levels and volatility; gains or losses realized on the sale or exchange of securities; gains or losses from equity method investments; impairment charges related to marketable, non-marketable and other investments; interest rates, cash balances, and changes in the fair value of derivative instruments.
The tax rate for the third and fourth quarters is expected to be approximately 29%, lower than the previous expectation of approximately 31%. The estimated effective tax rate is based on tax law in effect at June 30, 2007 and current expected income. The tax rate may also be affected by the closing of acquisitions or divestitures; changes in estimates of credits, benefits, and deductions; the resolution of issues arising from tax audits with various tax authorities, including payment of interest and penalties; and the ability to realize deferred tax assets.
We believe that we have the product offerings and introductions, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, gross margin, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

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
From the close of business on September 14, 2007 until our quarterly earnings release is published, presently scheduled for October 16, 2007, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on July 17, 2007, as reiterated or updated as applicable should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize, from time to time, may vary at our discretion.

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
Marketable Equity Investments
Our marketable investments may be classified as strategic or not strategic. The marketable equity securities included in trading assets, as well as certain equity derivatives, both not considered strategic, are held to generate returns that offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of both June 30, 2007 and December 30, 2006, assuming a reasonably possible decline in market prices of approximately 10% in the near term.
Our marketable strategic investments include marketable strategic equity securities, derivative equity instruments such as warrants and options, and marketable equity method investments. We invest in companies that develop software, hardware, or services supporting our technologies. Our current investment focus areas include helping to enable mobile wireless devices, advance the digital home, provide access to premium digital content, enhance the digital enterprise, advance high-performance communications infrastructures, and develop the next generation of silicon process technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.
To the extent that our marketable strategic equity securities continue to have strategic value, we typically do not attempt to reduce or eliminate our market exposure, however, for our investments in strategic equity derivatives, including warrants, we may enter into transactions to reduce or eliminate the market risks. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. As of June 30, 2007, the fair value of our total marketable strategic investments, including marketable equity method investments, was $970 million ($427 million as of December 30, 2006).
To assess the market price sensitivity of our marketable strategic equity investments, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. The market price sensitivity of our investment in Clearwire has been analyzed separately as described below due to the short period of time it has been publicly traded. The market price sensitivity for the remaining portion of our marketable strategic equity investments is largely affected by Micron Technology Inc.’s stock price volatility given the weight of our investment in Micron. The fair value of our investment in Micron was $212 million as of June 30, 2007 and represented 22% of our total marketable strategic investments. Based on an analysis of the high-technology stock indices and the historical volatility of Micron’s stock, we estimated that it was reasonably possible that the prices of the stocks of our marketable strategic investments, other than Clearwire, could experience a loss of 30% in the near term (30% as of December 30, 2006). This estimate is not necessarily indicative of future performance, and actual results may differ materially. Assuming a loss of 30% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable strategic investments, other than Clearwire, could decrease by $114 million, based on the value as of June 30, 2007 (a decrease in value of $134 million, based on the value as of December 30, 2006).
The carrying value of our investment in Clearwire was $609 million as of June 30, 2007 and represented 63% of our total marketable strategic investments. Based on the quoted stock price as of June 29, 2007, the fair value of our ownership interest in Clearwire was $896 million. A 30% adverse change in market value, based on the June 30, 2007 fair value, would result in a fair value decline of $269 million. Our investment balance in Clearwire does not fluctuate based on market price changes as the investment is accounted for under the equity method of accounting. Therefore, the potential fair value decline would not be indicative of the impact to our financial statements, unless an other-than temporary impairment was deemed necessary.

Non-Marketable Equity Investments
Many of the same factors that could result in an adverse movement of equity market prices affect our strategic investments in non-marketable equity investments, although we cannot quantify the impact directly. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers, or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our strategic investments in non-marketable equity investments had a carrying amount of $2.8 billion as of June 30, 2007 and December 30, 2006. The carrying amount of these investments approximated fair value as of June 30, 2007 and December 30, 2006. As of June 30, 2007, our non-marketable equity investment portfolio was concentrated in one company, IMFT. IMFT is a manufacturer of NAND flash memory, with a carrying amount of $1.8 billion, or 64% of the total value of the non-marketable equity investment portfolio at June 30, 2007. See “Note 17: Ventures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. The terms of our investment in IMFT contain contractual conditions that restrict our ability to sell the investment.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Note 18: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
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
If product demand decreases, our manufacturing and/or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory-planning decisions may shorten the useful lives of long-lived assets including facilities and equipment and cause us to accelerate depreciation. In the long term, if product demand increases, we may not be able to add manufacturing and/or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.
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
Production of integrated circuits is a complex process. Disruptions in this process can result from difficulties in our development and implementation of new processes, errors, and interruptions in the processes; defects in materials; and disruptions in our supply of materials or resources—all of which could affect the timing of production ramps and yields. We may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to increase production as desired, resulting in higher costs or substantial decreases in yields, which could affect our ability to produce sufficient volume to meet specific product demand. The unavailability or reduced availability of certain products could make it more difficult to implement our processor technology strategy. We may also experience increases in yields. A substantial increase in yields could result in higher inventory levels and the possibility of resulting excess capacity charges as we slow production to reduce inventory levels. The occurrence of any of these events could harm our business and results of operations.
We may have difficulties obtaining the resources or products we need for manufacturing or assembling our products or operating other aspects of our business, which could harm our ability to meet demand for our products and may increase our costs.
We have thousands of suppliers providing various materials that we use in production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or could make it more difficult for us to implement our strategy. In addition, production could be disrupted by the unavailability of the resources used in production, such as water, silicon, electricity, and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. The occurrence of any of these events could harm our business and results of operations.
Costs related to product defects and errata may harm our results of operations and business.
Costs associated with unexpected product defects and errata (deviations from published specifications) include, for example, the costs of:
•	writing off the value of inventory of defective products;
•	disposing of defective products that cannot be fixed;
•	recalling defective products that have been shipped to customers;
•	providing product replacements for, or modifications to, defective products; and/or
•	defending against litigation related to defective products.
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
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, and other issues. As described in “Note 18: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (Shares in Millions)

			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Plans	Under the Plans
April 1, 2007–April 28, 2007	0.2	$21.86	0.2	$16,866
April 29, 2007–May 26, 2007	2.8	$21.84	2.8	$16,805
May 27, 2007–June 30, 2007	1.6	$22.16	1.6	$16,770

Total	4.6	$21.95	4.6

We have an ongoing authorization, as amended in November 2005, from the Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of June 30, 2007, $16.8 billion remained available under the existing repurchase authorization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Intel Corporation’s Annual Stockholders’ Meeting held on May 16, 2007, stockholders elected each of the director nominees, ratified the selection of our independent registered public accounting firm, amended and extended the 2006 Equity Incentive Plan, approved the 2007 Executive Officer Incentive Plan, and voted against the stockholder proposal requesting limitation on executive compensation.

		Number of Shares
		Voted For	Voted Against	Abstain
1.	To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

	C. Barrett	4,891,764,804	148,077,847	53,460,579
	C. Barshefsky	3,561,030,243	1,465,229,194	67,043,793
	S. Decker	4,949,452,358	87,698,563	56,152,309
	J. Guzy	4,903,909,813	121,138,198	68,255,219
	R. Hundt	4,914,185,563	112,362,222	66,755,445
	P. Otellini	4,931,391,534	108,084,441	53,827,255
	J. Plummer	4,956,145,743	80,496,998	56,660,489
	D. Pottruck	4,888,202,530	137,861,961	67,238,739
	J. Shaw	4,922,332,400	113,017,182	57,953,648
	J. Thornton	4,919,154,539	117,039,934	57,108,757
	D. Yoffie	4,885,730,571	149,796,231	57,776,428

		Number of Shares
					Broker Non-
		Voted For	Voted Against	Abstain	Votes
2.	To ratify the selection of independent registered public accounting firm.	4,984,502,117	60,845,452	47,955,661	—
3.	To amend and extend the 2006 Equity Incentive Plan.	2,949,348,827	632,674,351	56,516,381	1,454,763,671	[1]
4.	To approve the 2007 Executive Officer Incentive Plan.	4,771,858,979	252,742,521	68,701,730	—
5.	To approve the stockholder proposal requesting limitation on the executive compensation.	167,661,074	3,404,358,848	66,498,876	1,454,784,432	[1]

[1]	The affirmative vote of the majority of the votes cast was required to pass each of the proposals. Significantly fewer shares were voted on Proposals 3 and 5 than voted on Proposals 1, 2, and 4. “Broker non-votes” accounted for this difference in voted shares, and are not considered “votes cast” for purposes of Section 216 of the Delaware General Corporation Law. For certain types of “non-routine” proposals, such as Proposals 3 and 5, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 6. EXHIBITS
3.1	Intel Corporation Third Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2006)

3.2	Intel Corporation Bylaws, as amended on January 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on January 18, 2007)

10.1	Intel Corporation 2006 Equity Incentive Plan As Amended and Restated Effective May 16, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed on May 16, 2007, File No. 000-06217)

10.2	Intel Corporation 2007 Executive Officer Incentive Plan, Effective as of January 1, 2007, (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed on May 16, 2007, File No. 000-06217)

10.3	Form of Asset Transfer Agreement By and Between Newco and Intel Corporation

10.4	Master Agreement By and Between STMicroelectronics N.V., Intel Corporation, Redwood Blocker S.A.R.L., and Francisco Partners II (Cayman) L.P., Dated May 22, 2007

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INTEL CORPORATION (Registrant)
Date: August 3, 2007	By:	/s/ Andy D. Bryant

Andy D. Bryant Executive Vice President, Chief Financial and Enterprise Services Officer and Principal Accounting Officer