Form 10-Q
period 2007-09-29
INTEL CORP
filed 2007-11-02
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007.
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 26, 2007
Common stock, $0.001 par value	5,847 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In Millions, Except Per Share Amounts)	2007	2006	2007	2006

Net revenue	$10,090	$8,739	$27,622	$25,688
Cost of sales	4,919	4,445	13,944	12,280

Gross margin	5,171	4,294	13,678	13,408

Research and development	1,521	1,389	4,274	4,447
Marketing, general and administrative	1,378	1,425	3,939	4,662
Restructuring and asset impairment charges	125	98	282	98
Amortization of acquisition-related intangibles and costs	3	8	14	37

Operating expenses	3,027	2,920	8,509	9,244

Operating income	2,144	1,374	5,169	4,164
Gains (losses) on equity investments, net	148	168	176	207
Interest and other, net	211	272	560	570

Income before taxes	2,503	1,814	5,905	4,941

Provision for taxes	712	513	1,200	1,398

Net income	$1,791	$1,301	$4,705	$3,543

Basic earnings per common share	$0.31	$0.23	$0.81	$0.61

Diluted earnings per common share	$0.30	$0.22	$0.79	$0.60

Cash dividends declared per common share	$0.225	$0.20	$0.45	$0.40

Weighted average shares outstanding:
Basic	5,837	5,769	5,808	5,808

Diluted	5,967	5,832	5,919	5,885

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	Sept. 29,	Dec. 30,
(In Millions)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,844	$6,598
Short-term investments	4,952	2,270
Trading assets	2,225	1,134
Accounts receivable, net	2,933	2,709
Inventories	3,538	4,314
Deferred tax assets	1,088	997
Other current assets	846	258

Total current assets	21,426	18,280

Property, plant and equipment, net of accumulated depreciation of $29,982 ($29,482 at December 30, 2006)	16,985	17,602
Marketable strategic equity securities	1,061	398
Other long-term investments	4,081	4,023
Goodwill	3,917	3,861
Other long-term assets	5,569	4,204

Total assets	$53,039	$48,368

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$137	$180
Accounts payable	2,338	2,256
Accrued compensation and benefits	1,737	1,644
Accrued advertising	702	846
Deferred income on shipments to distributors	628	599
Other accrued liabilities	2,215	1,192
Income taxes payable	6	1,797

Total current liabilities	7,763	8,514

Long-term income taxes payable	814	—
Deferred tax liabilities	454	265
Long-term debt	1,853	1,848
Other long-term liabilities	1,253	989
Contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,837 shares issued and outstanding (5,766 at December 30, 2006)	10,695	7,825
Accumulated other comprehensive income (loss)	232	(57)
Retained earnings	29,975	28,984

Total stockholders’ equity	40,902	36,752

Total liabilities and stockholders’ equity	$53,039	$48,368

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 29,	Sept. 30,
(In Millions)	2007	2006
Cash and cash equivalents, beginning of period	$6,598	$7,324

Cash flows provided by (used for) operating activities:
Net income	4,705	3,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,438	3,488
Share-based compensation	748	1,041
Restructuring, asset impairment, and net loss on retirement of assets	313	157
Excess tax benefit from share-based payment arrangements	(80)	(114)
Amortization of intangibles and other acquisition-related costs	189	197
(Gains) losses on equity investments, net	(176)	(207)
(Gains) on divestitures	(21)	(129)
Deferred taxes	(836)	(343)
Changes in assets and liabilities:
Trading assets	(1,090)	362
Accounts receivable	22	599
Inventories	744	(1,263)
Accounts payable	80	152
Accrued compensation and benefits	(197)	(611)
Income taxes payable and receivable	(48)	(463)
Other assets and liabilities	62	40

Total adjustments	3,148	2,906

Net cash provided by operating activities	7,853	6,449

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,727)	(4,712)
Acquisitions, net of cash acquired	(74)	—
Purchases of available-for-sale investments	(8,513)	(3,443)
Maturities and sales of available-for-sale investments	5,671	6,092
Purchases and investments in non-marketable equity investments	(1,279)	(1,377)
Net proceeds from divestitures	32	152
Other investing activities	126	(35)

Net cash used for investing activities	(7,764)	(3,323)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(44)	(112)
Proceeds from government grants	84	18
Excess tax benefit from share-based payment arrangements	80	114
Repayment of notes payable	—	(581)
Proceeds from sales of shares through employee equity incentive plans	2,246	767
Repurchase and retirement of common stock	(1,250)	(4,443)
Payment of dividends to stockholders	(1,959)	(1,744)

Net cash used for financing activities	(843)	(5,981)

Net (decrease) in cash and cash equivalents	(754)	(2,855)

Cash and cash equivalents, end of period	$5,844	$4,469

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$7	$7
Income taxes, net of refunds	$1,977	$2,213
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 30, 2006. We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. Our actual results may differ from these estimates. The accounting estimates requiring our most significant, difficult, and subjective judgments include:
•	the valuation of non-marketable equity investments;

•	the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions);

•	the assessment of recoverability of long-lived assets;

•	the valuation of inventory; and

•	the valuation and recognition of share-based compensation.
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2006. We reclassified certain amounts reported in previous periods to conform to the current presentation.
Note 2: Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2008. We are currently evaluating the impact SFAS No. 157 may have on our consolidated financial statements.
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
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. We currently recognize these non-refundable advanced payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial statements.
Note 3: Accounting Changes
In the first quarter of 2007, we adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of these compensated absences over the service period. We adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $280 million, additional deferred tax assets of $99 million, and a reduction to retained earnings of $181 million at the beginning of the first quarter of 2007.
We also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), and related guidance in the first quarter of 2007. See “Note 16: Taxes” for further discussion.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 4: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2007, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 119 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 294 million shares. The approval also extended the expiration date of the 2006 Plan to June 2010. In addition, the maximum shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) were increased to 168 million shares. As of September 29, 2007, 235 million shares remain available for grant under the 2006 Equity Incentive Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the market price on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. As of September 29, 2007, 214 million shares are available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
The following table summarizes the share-based compensation recognized:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In Millions)	2007	2006	2007	2006
Cost of sales	$60	$103	$202	$255
Research and development	$93	$107	$301	$368
Marketing, general and administrative	$74	$125	$245	$418
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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Estimated values	$6.85	$4.80	$5.26	$5.14	$5.62	$4.25	$5.18	$4.56
Expected life (in years)	4.7	4.5	4.9	4.7	.5	.5	.5	.5
Risk free interest rate	4.9%	5.0%	4.6%	4.9%	5.1%	5.2%	5.2%	5.0%
Volatility	28%	32%	25%	27%	29%	30%	28%	29%
Dividend yield	1.8%	2.3%	2.1%	2.0%	1.9%	2.2%	2.0%	2.1%

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We estimate the fair value of restricted stock unit awards using the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. The weighted average estimated values of restricted stock unit grants, as well as the weighted average assumptions that were used in calculating fair value, were based on estimates at the date of grant as follows:

	Restricted Stock Units
	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Estimated values	$24.20	$16.27	$20.56	$18.58
Risk free interest rate	4.9%	5.1%	4.8%	4.9%
Dividend yield	1.8%	2.3%	2.1%	2.0%
Stock Option Awards
Information with respect to outstanding stock options as of September 29, 2007 was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 30, 2006	839.5	$26.98
Grants	19.2	$21.47
Exercises	(94.6)	$19.25	$338
Cancellations and forfeitures	(58.9)	$31.66

September 29, 2007	705.2	$27.47

Options exercisable at:
December 30, 2006	567.6	$28.66
September 29, 2007	559.1	$28.72

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.
Restricted Stock Unit Awards
Information with respect to outstanding restricted stock units as of September 29, 2007 was as follows:

		Weighted
		Average	Aggregate
	Number	Grant-Date	Intrinsic
(In Millions, Except Per Share Amounts)	of Shares	Fair Value	Value[1]
December 30, 2006	27.4	$18.71
Granted	28.9	$20.56
Vested	(5.9)	$18.58	$129
Forfeited	(2.5)	$19.27

September 29, 2007	47.9	$19.81

[1]	Represents the value of Intel stock on the date that the restricted stock units vest. On grant date the fair value for these vested awards was $109 million.
Stock Purchase Plan
Under the 2006 Stock Purchase Plan, employees purchased 26.1 million shares for $428 million in the first nine months of 2007 (26.0 million shares for $436 million in the first nine months of 2006 under the expired 1976 Stock Participation Plan).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 5: Earnings Per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In Millions, Except Per Share Amounts)	2007	2006	2007	2006
Net income	$1,791	$1,301	$4,705	$3,543

Weighted average common shares outstanding – basic	5,837	5,769	5,808	5,808
Dilutive effect of employee equity incentive plans	79	12	60	26
Dilutive effect of convertible debt	51	51	51	51

Weighted average common shares outstanding – diluted	5,967	5,832	5,919	5,885

Basic earnings per common share	$0.31	$0.23	$0.81	$0.61

Diluted earnings per common share	$0.30	$0.22	$0.79	$0.60

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
For the third quarter of 2007, we excluded 305 million outstanding stock options (470 million for the first nine months of 2007) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (826 million for the third quarter of 2006 and 727 million for the first nine months of 2006). These options could be included in future calculations if the average market value of the common shares increases and becomes greater than the exercise price of these options.
Note 6: Common Stock Repurchase Program
During the third quarter of 2007, we repurchased 30.4 million shares of common stock at a cost of $750 million (26.6 million shares at a cost of $500 million during the third quarter of 2006). During the first nine months of 2007, we repurchased 54.2 million shares of common stock at a cost of $1.25 billion (219.4 million shares at a cost of $4.4 billion during the first nine months of 2006). We have repurchased and retired approximately 2.9 billion shares of common stock at a cost of approximately $58 billion since the repurchase program began in 1990. As of September 29, 2007, $16.0 billion remained available under the existing repurchase authorization.
Note 7: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	Sept. 29,	Dec. 30,
(In Millions)	2007	2006
Marketable debt securities	$1,732	$684
Equity securities offsetting deferred compensation	493	450

Total	$2,225	$1,134

Floating-rate securitized financial instruments, such as asset backed securities, purchased after December 30, 2006 are designated as trading assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 8: Inventories
Inventories at the end of each period were as follows:

	Sept. 29,	Dec. 30,
(In Millions)	2007	2006
Raw materials	$538	$608
Work in process	1,647	2,044
Finished goods	1,353	1,662

Total	$3,538	$4,314

Note 9: Equity Investments
During the third quarter of 2007, we invested $218.5 million in VMware, Inc. Our investment is recorded on the consolidated condensed balance sheet in marketable strategic equity securities at a fair value of $808 million as of September 29, 2007, based on the quoted closing stock price on September 28, 2007.
The carrying value for our investment in Clearwire Corporation as of September 29, 2007 was $583 million. In March 2007, Clearwire completed an initial public offering (IPO) of 24 million shares of common stock at a price of $25 per share on The NASDAQ Global Select Market*. Accordingly, our ownership interest in Clearwire decreased from approximately 27% as of December 30, 2006 to 23% after the IPO. We recognized a gain of $39 million within gains (losses) on equity investments, net, in the first quarter of 2007 as a result of the IPO. Based on the quoted closing stock price as of September 28, 2007, the fair value of our ownership interest in Clearwire was $896 million; however since we account for our investment under the equity method, the investment is not carried at fair value. We record our proportionate share of Clearwire’s earnings on a one-quarter lag. The Clearwire investment is classified within other long-term assets on the consolidated condensed balance sheets.
Note 10: Gains (Losses) on Equity Investments, Net
Gains (losses) on equity investments, net included:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In Millions)	2007	2006	2007	2006
Impairment charges	$(26)	$(14)	$(106)	$(47)
Gains on sales	67	119	165	149
Other, net	107	63	117	105

Total	$148	$168	$176	$207

During the third quarter of 2007, we received approximately $110 million of dividend income from one of our investments, included within “other, net” in the table above.
Note 11: Interest and Other, Net
Interest and other, net included:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In Millions)	2007	2006	2007	2006
Interest income	$202	$147	$578	$467
Interest expense	(5)	(6)	(12)	(20)
Other, net	14	131	(6)	123

Total	$211	$272	$560	$570

During the third quarter of 2006, we realized gains of $129 million for the sale of two completed divestitures, included within “other, net” in the table above.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 12: Comprehensive Income
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In Millions)	2007	2006	2007	2006
Net income	$1,791	$1,301	$4,705	$3,543
Change in net unrealized holding gain on available-for-sale investments	306	(23)	277	9
Change in net unrealized holding gain on derivatives	22	1	12	33
Change in minimum pension liability	—	(1)	—	(1)

Total comprehensive income	$2,119	$1,278	$4,994	$3,584

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

	Sept. 29,	Dec. 30,
(In Millions)	2007	2006
Accumulated net unrealized holding gain on available-for-sale investments	$390	$113
Accumulated net unrealized holding gain on derivatives	92	80
Accumulated net prior service costs	(16)	(16)
Accumulated net actuarial losses	(232)	(232)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$232	$(57)

In the table above, “Accumulated net unrealized holding gain on available-for-sale investments” includes $372 million as of September 29, 2007 related to our investment in VMware, net of tax of $217 million.
Note 13: Pending Divestiture
On May 22, 2007, we announced that we entered into a definitive agreement to form a private, independent semiconductor company with STMicroelectronics N.V. and Francisco Partners L.P. The new company will be called Numonyx, and is expected to supply flash memory solutions for wireless communications, consumer devices, and other applications. Under the terms of the agreement, we expect to sell certain NOR flash memory assets to Numonyx. We expect to obtain a 45.1% ownership interest, which will be accounted for under the equity method of accounting. STMicroelectronics will sell certain assets and obtain a 48.6% ownership interest. Francisco Partners will contribute $150 million for a 6.3% ownership interest. We expect to enter into supply and transition service agreements to provide support to Numonyx following the closing of the transaction.
Certain NOR flash memory assets were reclassified as held for sale during the second quarter of 2007. As of September 29, 2007, $499 million of NOR flash memory assets were classified as held for sale within other current assets on the consolidated condensed balance sheets. We cease recording depreciation on assets that are classified as held for sale.
In October 2007, we received clearance from the U.S. Federal Trade Commission (FTC) to proceed with the Numonyx flash memory transaction. Subject to satisfaction of the other closing conditions, we expect the transaction to close by the end of the fourth quarter of 2007. Should the transaction not close, we would incur additional costs such as recapture of the suspended depreciation and recognition of certain costs that have been deferred.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 14: Goodwill
Goodwill by reportable operating segment for the nine months ended September 29, 2007 was as follows:

	Digital
	Enterprise	Mobility
(In Millions)	Group	Group	All Other	Total
December 30, 2006	$3,390	$248	$223	$3,861
Addition	—	—	57	57
Divestiture	(1)	—	—	(1)

September 29, 2007	$3,389	$248	$280	$3,917

During the third quarter of 2007, we completed one acquisition in exchange for net cash consideration of $74 million, plus certain liabilities, which resulted in goodwill of $57 million. We completed one divestiture which resulted in a reduction of $1 million in goodwill and a net gain of $21 million recorded within interest and other, net on the consolidated condensed statements of income.
No goodwill was impaired during the first nine months of 2007 or 2006.
Note 15: Restructuring and Asset Impairment Charges
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In Millions)	2007	2006	2007	2006
Employee severance and benefit arrangements	$39	$98	$140	$98
Asset impairment charges	86	—	142	—

Total restructuring and asset impairment charges	$125	$98	$282	$98

During the first quarter of 2007, we incurred $54 million in asset impairment charges as a result of softer than anticipated market conditions relating to the Colorado Springs, Colorado facility, which was originally placed for sale and written down in the fourth quarter of 2006. The company recorded aggregate non-cash land, building, and equipment write-downs of $86 million in the third quarter of 2007, which included write-downs related to certain facilities in Santa Clara, California.
The following table summarizes the restructuring and asset impairment activity for the first nine months of 2007:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	150	142	292
Adjustments	(10)	—	(10)
Cash payments	(143)	—	(143)
Non-cash settlements	—	(142)	(142)

Accrued restructuring balance as of September 29, 2007	$45	$—	$45

The additional accruals, net of adjustments, have been reflected as restructuring and asset impairment charges on the consolidated condensed statements of income. The remaining accrual as of September 29, 2007 relates to severance benefits that are recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
From the third quarter of 2006 through the third quarter of 2007, we incurred a total of $837 million in restructuring and asset impairment charges related to this plan. These charges include a total of $378 million related to employee severance and benefit arrangements due to the termination of approximately 8,500 employees and $459 million in asset impairment charges. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.
Note 16: Taxes
Effective at the beginning of the first quarter of 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
As a result of the implementation of FIN 48, we reduced the liability for net unrecognized tax benefits by $181 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $181 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $1.9 billion. We have historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. Long-term income taxes payable includes uncertain tax positions, reduced by the associated federal deduction for state taxes and foreign tax credits, and may also include other certain long-term tax liabilities.
During the first nine months of 2007, the total amount of unrecognized tax benefits was as follows:

(In Millions)
December 31, 2006 (after adoption of FIN 48)	$1,896
Settlements and effective settlements with tax authorities and related remeasurements	(1,243)
Other changes in unrecognized tax benefits	78

September 29, 2007	$731

Our U.S. federal, U.S. state, and foreign tax returns are periodically examined by tax authorities. In 2005 and 2006, the U.S. Internal Revenue Service (IRS), through examination of our U.S. federal tax returns, formally assessed for tax years 1999 through 2005, certain adjustments to the amounts reflected by us on those returns for tax benefits we claimed for export sales. In March 2007, we received written notification from the IRS that it had closed its examination of our tax returns for the years 1999 through 2002, resolving the issues related to the tax benefits for export sales as well as a number of other issues. Additionally, a settlement was reached for years 2003 through 2005 with respect to the tax benefits for export sales. In connection with the $739 million settlement with the IRS, we reversed long-term income taxes payable, which resulted in recording a $276 million tax benefit in the first quarter of 2007. For our U.S. state and foreign tax returns prior to 1996, we are generally no longer subject to tax examinations.
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
We include interest and penalties related to unrecognized tax benefits within the provision for taxes on our consolidated condensed statements of income and as a result no change in classification was made upon adopting FIN 48. As of September 29, 2007, we had $99 million and as of the date of adoption, we had $257 million of accrued interest and penalties relating to unrecognized tax benefits.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Although timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.
Note 17: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of September 29, 2007:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,154	$(397)	$757
Acquisition-related developed technology	19	(3)	16
Other intangible assets	389	(143)	246

Total identified intangible assets	$1,562	$(543)	$1,019

Identified intangible assets consisted of the following as of December 30, 2006:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,143	$(434)	$709
Acquisition-related developed technology	4	(2)	2
Other intangible assets	349	(73)	276

Total identified intangible assets	$1,496	$(509)	$987

During the first nine months of 2007, we acquired intellectual property assets for $166 million with a weighted average life of 11 years. The majority of the intellectual property assets acquired represent the fair value of assets capitalized in the third quarter of 2007 as a result of a settlement agreement with Transmeta Corporation. Pursuant to the agreement, we agreed to pay Transmeta a total of $250 million in exchange for a technology license and other consideration (see “Note 19: Contingencies”). The present value of the settlement is $236 million, of which $113 million was charged to cost of sales. The charge to cost of sales related to the portion of the license attributable to certain product sales through the third quarter of 2007. The remaining $123 million represented the value of the intellectual property assets capitalized and is being amortized over the assets’ remaining useful lives.
During the first nine months of 2007, we acquired acquisition-related developed technology for $15 million with a weighted average life of four years, and recorded other intangible assets of $40 million with a weighted average life of four years.
All of our identified intangible assets are subject to amortization. The amortization of identified intangible assets is recorded as follows: intellectual property assets is generally included in cost of sales; acquisition-related developed technology is included in amortization of acquisition-related intangibles and costs; and other intangible assets is included as either a reduction of revenue or amortization of acquisition-related intangibles and costs on the consolidated condensed statements of income. The amortization expense for each period was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In Millions)	2007	2006	2007	2006
Intellectual property assets	$37	$43	$118	$135
Acquisition-related developed technology	$1	$2	$1	$19
Other intangible assets	$27	$18	$70	$42

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Based on identified intangible assets recorded at September 29, 2007, and assuming the underlying assets are not impaired in the future, we expect amortization expense for each period to be as follows:

(In Millions)	2007[1]	2008	2009	2010	2011
Intellectual property assets	$40	$160	$133	$121	$70
Acquisition-related developed technology	$1	$5	$4	$3	$3
Other intangible assets	$19	$97	$120	$10	$—

[1]	Reflects the remaining three months of fiscal 2007.
Note 18: Ventures
In January 2006, Micron Technology Inc. and Intel formed IM Flash Technologies, LLC (IMFT) and in February 2007 formed IM Flash Singapore, LLP (IMFS). These joint ventures were established to manufacture NAND flash memory products for Micron and Intel. Initial production from IMFT began in early 2006 while IMFS has had no production to date. We own a 49% interest in each of these ventures. As of September 29, 2007, our remaining capital contribution commitments were approximately $390 million for IMFT and approximately $1.6 billion for IMFS.
Our portion of IMFT costs, primarily related to product purchases and start-up, was approximately $190 million during the third quarter of 2007 and approximately $540 million during the first nine months of 2007 ($185 million during the first nine months of 2006). The amount due to IMFT for product purchases and services provided was approximately $160 million as of September 29, 2007.
These joint ventures are variable interest entities as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)), because all positive and negative variances in cost structure will be passed on to Micron and Intel through purchase agreements. However, we have determined that we are not the primary beneficiary of these joint ventures. Because we are not the primary beneficiary of these joint ventures, we account for our interests using the equity method of accounting and do not consolidate these joint ventures. Micron and Intel are also considered related parties under the provisions of FIN 46(R). As of September 29, 2007, our maximum exposure to loss is $2.2 billion for IMFT and $109 million for IMFS, which represent our investments in these ventures. Our investments in these ventures are classified within other long-term assets on the consolidated condensed balance sheets.
Note 19: Contingencies
Tax Matters
In connection with the regular examination of our tax returns for the years 1999 through 2005, the IRS had formally assessed adjustments to the amounts reflected by us on those returns as a tax benefit for export sales. In 2007, we resolved these matters with the IRS. See “Note 16: Taxes” for further discussion.
Legal Proceedings
We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more products at all or in particular ways. Were an unfavorable ruling to occur, our business or results of operations could be materially harmed.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations
In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that we and our Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against our Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages in each suit of approximately $55 million, plus various other costs and fees. At least 78 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, and the District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat AMD’s allegations and assert various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All the federal class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. An additional action was recently filed, and we expect that it also will be consolidated. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. We dispute AMD’s claims and the class-action claims, and intend to defend the lawsuits vigorously.
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
In June 2005, we received an inquiry from the Korea Fair Trade Commission requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In September 2007, the Korea Fair Trade Commission served us an Examination Report (ER) alleging that sales to two customers during parts of 2002-2005 violated Korea’s Monopoly Regulation and Fair Trade Act. We have been asked to respond to the ER, are currently reviewing it, and intend to contest this matter vigorously in the administrative procedure and, if necessary, in Korean courts. We expect that these matters will be acceptably resolved.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Transmeta Corporation v. Intel Corporation
In October 2006, Transmeta Corporation filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware alleging that our P6, Pentium 4, Pentium® M, Intel® Core™, and Intel® Core™ 2 processors infringed ten Transmeta patents, and subsequently filed an amended complaint alleging that our processors infringed an eleventh Transmeta patent, alleged to cover computer architecture and power-efficiency technologies. We filed counterclaims against Transmeta alleging that Transmeta’s Crusoe, Efficeon, and Efficeon 2 families of microprocessors infringed seven of our patents. In October 2007, we entered into a settlement agreement with Transmeta that resolves the patent infringement cases between the parties and provides certain rights for us and our customers. Pursuant to the agreement, we, and our customers, will receive a broad license to all Transmeta patents and patent applications now existing or as may be filed during the next ten years, including any patent rights acquired by Transmeta. Transmeta will also transfer technology and grants us a non-exclusive license to Transmeta’s LongRun and LongRun2 technologies and future improvements. In addition, we will receive a general release from all claims of any type. In exchange, we will make an initial payment of $150 million to Transmeta and five annual payments of $20 million each beginning one year from the date of the settlement, for total payments of $250 million. The settlement also includes a covenant by us not to sue Transmeta for certain licensing to third parties and we and Transmeta agreed to dismiss all litigation between the parties.
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
Note 20: Operating Segment Information
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
We report the financial results of the following operating segments:
•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments; communications infrastructure components such as network processors, communications boards, and embedded processors; wired connectivity devices; and products for network and server storage.

•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook computing market segment and wireless connectivity products. In the fourth quarter of 2006, we completed the sale of certain assets of our communications and application processor business lines to Marvell Technology Group, Ltd. Related to the sale, we entered into a manufacturing and transition services agreement with Marvell. As a result, sales of application and cellular baseband processors in 2007 were only made to Marvell.

•	Flash Memory Group. Includes NOR flash memory products designed for cellular phones and embedded form factors; and NAND flash memory products manufactured by IMFT that are designed for memory cards, digital audio players, cellular phones, and computing and embedded platforms. In the second quarter of 2007, we agreed to sell certain NOR flash memory assets to a new flash memory company, Numonyx, that we plan to form with STMicroelectronics and Francisco Partners. See “Note 13: Pending Divestiture” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments and the expenses are included in the operating results reported below. Additionally, in the first quarter of 2007, we began allocating share-based compensation to the operating segments and adjusted our historical results to reflect this change. Revenue for the “all other” category primarily relates to microprocessors and related chipsets sold by the Digital Home Group. The “all other” category also includes certain corporate-level operating expenses and charges. These expenses and charges include:
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
Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In Millions)	2007	2006	2007	2006
Net revenue
Digital Enterprise Group
Microprocessor revenue	$3,880	$3,521	$10,906	$10,751
Chipset, motherboard, and other revenue	1,324	1,425	3,695	3,963

	5,204	4,946	14,601	14,714

Mobility Group
Microprocessor revenue	2,832	2,239	7,671	6,544
Chipset and other revenue	1,139	809	2,903	2,172

	3,971	3,048	10,574	8,716
Flash Memory Group	553	507	1,516	1,587
All other	362	238	931	671

Total net revenue	$10,090	$8,739	$27,622	$25,688

Operating income (loss)
Digital Enterprise Group	$1,286	$655	$3,034	$2,581
Mobility Group	1,292	1,156	3,923	3,057
Flash Memory Group	(142)	(139)	(716)	(433)
All other	(292)	(298)	(1,072)	(1,041)

Total operating income	$2,144	$1,374	$5,169	$4,164

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Strategy. Overall strategy and the strategy for our operating segments.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results for the quarter and nine months ended September 29, 2007.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.

•	Business Outlook. Our forecasts for selected data points for the fourth quarter of 2007 and the 2007 fiscal year.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of October 29, 2007.
Overview
We make, market, and sell advanced integrated digital technology products, primarily integrated circuits, for the computing and communications industries. Integrated circuits are semiconductor chips etched with interconnected electronic switches. The majority of our integrated circuits are microprocessors that act as the brains of a computer. Our goal is to be the preeminent provider of semiconductor chips and processor technology solutions to the worldwide digital economy. Intel’s products include chips, boards, and other semiconductor products that are the building blocks integral to computers, servers, handheld devices, and networking and communications products. Our primary component-level products include microprocessors, chipsets, and flash memory. We offer products at various levels of integration, allowing our customers the flexibility to create advanced computing and communications systems and products. Our operating segments include the Digital Enterprise Group, Mobility Group, Flash Memory Group, Digital Home Group, and Digital Health Group.
Net revenue, gross margin, and operating income for the second and third quarters of 2007 and the third quarter of 2006 were as follows:

(In Millions)	Q3 2007	Q2 2007	Q3 2006
Net revenue	$10,090	$8,680	$8,739
Gross margin	$5,171	$4,075	$4,294
Operating income	$2,144	$1,350	$1,374
Our net revenue for the third quarter of 2007 was $10.1 billion, an increase of 16% compared to the second quarter of 2007 and an increase of 15% compared to the third quarter of 2006. The increase in revenue was more than our normal seasonal third quarter increase. Compared to the second quarter of 2007, revenue increased primarily due to higher microprocessor and chipset unit sales. Despite a continued competitive environment, microprocessor average selling prices remained flat compared to the second quarter of 2007. Compared to the third quarter of 2006, revenue increased primarily due to a significant increase in microprocessor and chipset unit sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our overall gross margin dollars for the third quarter of 2007 increased 27% compared to the second quarter of 2007, and increased 20% compared to the third quarter of 2006. Our overall gross margin percentage for the third quarter of 2007 was 51.2%, compared to 46.9% in the second quarter of 2007 and 49.1% in the third quarter of 2006. Overall higher revenue, lower start-up costs, and lower microprocessor unit costs contributed to the increase in gross margin. These increases were partially offset by inventory write-offs as we ramped our new 45-nanometer process technology and built products that had not yet qualified for sale. In addition, a litigation settlement agreement with Transmeta Corporation reduced gross margin in the third quarter by 1.2 percentage points.
Our operating income increased by 56% from the third quarter of 2006 due in part to strong and growing worldwide demand across all geographies and business segments. Chipset orders increased in the third quarter and we have entered the fourth quarter anticipating a strong demand environment. As a result, factory utilization is near capacity, driving unit costs lower and improving our operating income. We have experienced, and expect to continue to experience, an overall shift in sales mix from desktop microprocessors to mobile microprocessors. Mobility microprocessor revenue increased by 18% compared to the second quarter of 2007, and by 26% compared to the third quarter of 2006. We believe that our mobile microprocessors unit sales will surpass our desktop microprocessor unit sales in 2009. Due to the wide price differences among mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue.
Our results also have benefited greatly from our technological innovations and our strong product line up. During the third quarter of 2007 we launched our first quad-core product designed for high-end multi-processor servers. This launch completes our transition to the Core microarchitecture across all product lines. In November, we plan to launch our Penryn family of processors using our next-generation 45-nanometer process technology, which we believe will further extend our technology leadership. As we ramp our 45-nanometer process technology, we expect to see positive impacts to our gross margin as our start-up costs decrease and we transition costs from manufacturing to research and development. Our next generation microarchitecture is currently scheduled for production in the second half of 2008, which is in line with our stated plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. The semiconductor industry is characterized by rapid advances in technology and new product introductions. Our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete.
Our ongoing restructuring efforts also contributed to our improved operating income. Results for the third quarter of 2007 include restructuring and asset impairment charges of $125 million and we continue to implement plans to improve our business efficiencies to reduce costs. Our headcount of 88,100 has decreased by 11,800 employees compared to the third quarter of 2006 and we expect headcount to continue to decline to approximately 86,000 by year-end. Spending as a percentage of revenue has decreased from 32% in the third quarter of 2006 to 29% in the third quarter of 2007.
From a financial condition perspective, we ended the third quarter of 2007 with $10.8 billion in cash and short-term investments, and returned $1.25 billion to stockholders through stock repurchases and $2.0 billion as dividends during the first nine months of 2007.
We entered into a definitive agreement in May 2007 to form a private, independent NOR flash memory company with STMicroelectronics N.V. and Francisco Partners L.P. In October 2007, we received clearance from the U.S. Federal Trade Commission to proceed with the Numonyx flash memory transaction. Subject to satisfaction of the other closing conditions, we expect the transaction to close by the end of the fourth quarter of 2007. See “Note 13: Pending Divestiture” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
In October 2007, Stacy J. Smith was appointed Chief Financial Officer, succeeding Andy D. Bryant who was appointed Chief Administrative Officer. Mr. Smith will continue to report to Mr. Bryant.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Strategy
Some of the key strategic initiatives that we are focusing on are listed below and may change over time:
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We believe that end users, original equipment manufacturers (OEMs), third-party vendors, and service providers of computing and communications systems and devices want processor technologies that are designed and configured to work together to provide an optimized end-user solution as compared to ingredients that are sold separately. Our processor technologies typically include a microprocessor, a chipset, a connectivity device, and enabling software. The success of our strategy to offer processor technologies is dependent on our ability to select and incorporate ingredients that our customers value, and to market the processor technologies effectively.

•	Energy-Efficient Performance. We believe that users of computing and communications systems and devices want improved overall performance and energy-efficient performance. Improved overall performance can include faster processing performance and other capabilities such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, security, manageability, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance involves balancing the addition of these and other types of improved performance factors with lower power consumption. Additionally, we continue to develop multi-core microprocessors that enable improved multitasking and energy efficiency.

•	Design and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We use the term “microarchitecture” when referring to the layout, density, and logical design of each product generation. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence.

•	Strategic Investments. We make equity investments in companies around the world to further our strategic objectives and to support our key business initiatives, including investments through our Intel Capital program. We generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investment focus areas include those that we believe help to: enhance the digital enterprise, including virtualization technology; enable mobile wireless devices, including expanding and proliferating WiMAX technologies and products; advance the digital home, including providing access to premium digital content; advance high-performance communications infrastructures; and develop the next generation of silicon process technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

•	Business Environment. We plan to continue to cultivate new businesses and work with the computing, communications, and consumer electronics industries through standards bodies, trade associations, OEMs, original design manufacturers, and independent software and operating system vendors, to encourage the industry to offer products that take advantage of the latest market trends and usage models. These efforts include helping to expand the infrastructure for wireless connectivity, including wireless broadband. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our processor technologies. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer.
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
Strategy by Operating Segment
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
The strategy for the Mobility Group is to offer notebook PC products designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of smaller, lighter, and thinner form factors. We are also increasing our focus on notebooks designed for the business environment by offering products that provide increased manageability and security. For the ultra-mobile market segment we offer energy-efficient products that are designed primarily for mobile processing of digital content and Internet access, and we are developing new products to support this evolving market segment including products for mobile internet devices.
The strategy for the Flash Memory Group is to offer advanced NOR and NAND flash memory for products such as cellular phones, memory cards, digital audio players, and embedded form factors. In support of our strategy to provide advanced flash memory products we continue to focus on the development of innovative products designed to address the needs of customers for reliable, non-volatile, low cost, high density memory. In the second quarter of 2007, we agreed to sell certain NOR flash memory assets to a new flash memory company, Numonyx, that we plan to form with STMicroelectronics and Francisco Partners. See “Note 13: Pending Divestiture” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Estimates
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include:
•	the valuation of non-marketable equity investments, which impacts net gains (losses) on equity investments when we record impairments;

•	the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions), which impact our tax provision;

•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses when we record impairments of assets or accelerate their depreciation;

•	the valuation of inventory, which impacts gross margin; and

•	the valuation and recognition of share-based compensation, which impact gross margin, research and development expenses, and marketing, general and administrative expenses.
Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Non-Marketable Equity Investments. We regularly invest in non-marketable equity investments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our portfolio of strategic investments in non-marketable equity investments, excluding equity derivatives, totaled $3.3 billion at September 29, 2007 ($2.8 billion at December 30, 2006) and consists primarily of our investment in IM Flash Technologies, LLC (IMFT). Our non-marketable equity investments are classified under other long-term assets.
In the first quarter of 2007, Clearwire Corporation became a public company and therefore is no longer considered a non-marketable equity investment. Our investment in Clearwire remains classified under other long-term assets. See “Note 9: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. When an investee is not considered viable from a financial or technological point of view, we write off the investment, since we consider the estimated fair value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity investments were $26 million in the third quarter of 2007 and $106 million for the first nine months of 2007 ($14 million in the third quarter of 2006 and $47 million for the first nine months of 2006). Over the past twelve quarters, including the third quarter of 2007, impairments of investments in our portfolio of non-marketable equity investments have ranged between $10 million and $44 million per quarter.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated condensed balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery is not likely.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), and related guidance. See “Note 16: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to depreciate the assets over their new shorter useful lives. Impairments and accelerated depreciation of long-lived assets were $111 million during the third quarter of 2007 and $181 million for the first nine months of 2007 (less than $20 million in the third quarter of 2006 and first nine months of 2006). Over the past twelve quarters, including the third quarter of 2007, impairments and accelerated depreciation of long-lived assets have ranged between $1 million and $320 million per quarter. This range includes restructuring charges for asset impairments occurring since the fourth quarter of 2006.
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
Share-Based Compensation. Total share-based compensation was $227 million in the third quarter of 2007 and $748 million for the first nine months of 2007 ($335 million in the third quarter of 2006 and $1.0 billion for the first nine months of 2006). Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.
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
We use the simplified calculation of expected life described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 (SAB 107), due to differences in the vesting terms and contractual life of current option grants compared to our historical grants. The simplified calculation of expected life is allowed under SAB 107 through the end of our 2007 fiscal year. We are currently analyzing the historical option exercise behavior of our employees to establish a new method for estimating expected life.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of grants and the increase in total fair value during the third quarter and the first nine months of 2007 is as follows:

	Q3 2007		YTD 2007
	Weighted	Increase in Total	Weighted	Increase in Total
	Average	Fair Value[1]	Average	Fair Value[1]
	Fair Value	(in millions)	Fair Value	(in millions)
As reported	$6.85		$5.26
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$7.71	$—	$6.03	$14
Increase expected lives by 1 year	$7.48	$—	$5.72	$9

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which is amortized over the vesting period, net of estimated forfeitures.

[2]	For example, an increase from 28% as reported volatility for Q3 2007 to a hypothetical 33% volatility.
In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly adjustments in the estimated forfeiture rates can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization after January 1, 2006 in the period the estimated forfeiture rates are adjusted. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin; research and development expenses; and marketing, general and administrative expenses. The effect of forfeiture adjustments in the third quarter and the first nine months of 2007 was insignificant. We record cumulative adjustments to the extent that the related expense is recognized in the financial statements, beginning with implementation of SFAS No. 123(R) in the first quarter of 2006. Therefore, the potential impact from cumulative forfeiture adjustments will increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and from our forecasts due to adjustments in the assumed forfeiture rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations – Third Quarter of 2007 Compared to Third Quarter of 2006
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Q3 2007		Q3 2006
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$10,090	100.0%	$8,739	100.0%
Cost of sales	4,919	48.8%	4,445	50.9%

Gross margin	5,171	51.2%	4,294	49.1%
Research and development	1,521	15.1%	1,389	15.9%
Marketing, general and administrative	1,378	13.7%	1,425	16.3%
Restructuring and asset impairment charges	125	1.2%	98	1.1%
Amortization of acquisition-related intangibles and costs	3	—%	8	0.1%

Operating income	2,144	21.2%	1,374	15.7%
Gains (losses) on equity investments, net	148	1.5%	168	2.0%
Interest and other, net	211	2.1%	272	3.1%

Income before taxes	2,503	24.8%	1,814	20.8%
Provision for taxes	712	7.0%	513	5.9%

Net income	$1,791	17.8%	$1,301	14.9%

Diluted earnings per share	$0.30		$0.22

The following table sets forth information of geographic regions for the periods indicated:

	Q3 2007		Q3 2006
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$5,205	52%	$4,314	49%
Americas	2,067	20%	1,891	22%
Europe	1,824	18%	1,611	18%
Japan	994	10%	923	11%

Total	$10,090	100%	$8,739	100%

Our net revenue for Q3 2007 was $10.1 billion, an increase of 15% compared to Q3 2006. The primary driver of the increase in revenue was a significant increase in microprocessor and chipset unit sales.
Our Q3 2007 revenue in the Asia-Pacific region increased 21%, revenue in the Europe region increased 13%, revenue in the Americas region increased 9%, and revenue in Japan increased 8% compared to Q3 2006. Revenue from both mature and emerging markets increased in Q3 2007 compared to Q3 2006. While the increase in mature markets occurred in all four geographic regions, the majority of the growth in revenue occurred in the Asia-Pacific region. A substantial majority of the increase in emerging markets also occurred in the Asia-Pacific region.
Our overall gross margin dollars increased significantly by 20% in Q3 2007 compared to Q3 2006. Our overall gross margin percentage increased to 51.2% in Q3 2007, from 49.1% in Q3 2006. As a result of a litigation settlement agreement with Transmeta, we recorded a $113 million charge to cost of sales, of which $84 million was allocated to the Digital Enterprise Group operating segment and $29 million was allocated to the Mobility Group operating segment. The charge related to this settlement with Transmeta reduced the Q3 2007 gross margin by 1.2 percentage points. See “Note 19: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. The increase in gross margin percentage was primarily attributable to gross margin increases in the Digital Enterprise Group operating segment, partially offset by gross margin declines in the Mobility Group operating segment. We derived a substantial majority of our overall gross margin dollars and operating profit from the sale of microprocessors in Q3 2006, and most of our overall gross margin dollars and operating profit from the sale of microprocessors in Q3 2007. See “Business Outlook” later in this section for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the third quarter of 2007 and the third quarter of 2006 were as follows:

(In Millions)	Q3 2007	Q3 2006
Microprocessor revenue	$3,880	$3,521
Chipset, motherboard, and other revenue	1,324	1,425

Net revenue	$5,204	$4,946
Operating income	$1,286	$655
Net revenue for the Digital Enterprise Group operating segment increased by $258 million, or 5%, in Q3 2007 compared to Q3 2006. The increase in microprocessor revenue was due to higher unit sales of microprocessors, and to a lesser extent, an increase in microprocessor average selling prices. The decrease in chipset, motherboard, and other revenue was primarily due to lower motherboard unit sales, partially offset by higher chipset unit sales. In addition, communications infrastructure revenue decreased primarily due to divestitures completed in 2006. Microprocessors within the Digital Enterprise Group include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors.
Operating income increased significantly by $631 million, or 96%, in Q3 2007 compared to Q3 2006. The increase in operating income was primarily due to lower desktop microprocessor unit costs, and to a lesser extent, higher revenue. These increases were partially offset by a charge of $84 million related to the litigation settlement agreement with Transmeta and approximately $45 million of higher start-up costs, primarily related to the ramp of our 45-nanometer process technology. Lower operating expenses also contributed to the increase in operating income.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the third quarter of 2007 and the third quarter of 2006 were as follows:

(In Millions)	Q3 2007	Q3 2006
Microprocessor revenue	$2,832	$2,239
Chipset and other revenue	1,139	809

Net revenue	$3,971	$3,048
Operating income	$1,292	$1,156
Net revenue for the Mobility Group operating segment increased by $923 million, or 30%, in Q3 2007 compared to Q3 2006. Microprocessor revenue increased by $593 million, or 26%, in Q3 2007 compared to Q3 2006, and chipset and other revenue increased by $330 million, or 41%, in Q3 2007 compared to Q3 2006. The increase in microprocessor revenue was due to significantly higher unit sales, partially offset by lower average selling prices. The increase in chipset and other revenue was primarily due to higher revenue from unit sales of chipsets, and to a lesser extent, higher revenue from sales of cellular baseband products. In the fourth quarter of 2006, we sold certain assets of the business line that included application and cellular baseband processors used in handheld devices; however, in the third quarter we continued to manufacture and sell these products as part of a manufacturing and transition services agreement.
Operating income increased by $136 million, or 12%, in Q3 2007 compared to Q3 2006. The increase in operating income was primarily due to higher revenue. This increase was partially offset by higher chipset unit costs and approximately $85 million of higher start-up costs, primarily related to the ramp of our 45-nanometer process technology. Operating expenses were higher in Q3 2007 compared to Q3 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The revenue and operating loss for the Flash Memory Group operating segment for the third quarter of 2007 and the third quarter of 2006 were as follows:

(In Millions)	Q3 2007	Q3 2006
Net revenue	$553	$507
Operating loss	$(142)	$(139)
Net revenue for the Flash Memory Group operating segment increased by $46 million, or 9%, in Q3 2007 compared to Q3 2006. The increase in revenue was due to higher NAND revenue and NOR unit sales partially offset by lower average selling prices for NOR flash memory products. In Q1 2006, we began shipping NAND flash memory products manufactured by IMFT. Operating loss was approximately flat at $139 million in Q3 2006 compared to $142 million in Q3 2007. The effect of lower NOR flash memory average selling prices was offset by lower NOR flash memory unit costs.
In the second quarter of 2007, we agreed to sell certain NOR flash memory assets to a new flash memory company, Numonyx, that we plan to form with STMicroelectronics and Francisco Partners. See “Note 13: Pending Divestiture” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
Share-Based Compensation
Share-based compensation decreased by $108 million to $227 million in Q3 2007 from $335 million in Q3 2006. This decrease was due primarily to fewer options vesting in Q3 2007.
Operating Expenses
Operating expenses for the third quarter of 2007 and the third quarter of 2006 were as follows:

(In Millions)	Q3 2007	Q3 2006
Research and development (includes share-based compensation of $93 in 2007 and $107 in 2006)	$1,521	$1,389
Marketing, general and administrative (includes share-based compensation of $74 in 2007 and $125 in 2006)	$1,378	$1,425
Restructuring and asset impairment charges	$125	$98
Amortization of acquisition-related intangibles and costs	$3	$8
Research and Development. Research and development spending increased $132 million, or 10%, in Q3 2007 compared to Q3 2006. This increase was primarily due to higher profit-dependent expenses and higher product development costs.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased $47 million, or 3%, in Q3 2007 compared to Q3 2006. This decrease was primarily due to lower headcount partially offset by higher profit-dependent expenses.
Research and development along with marketing, general and administrative expenses were 29% of net revenue in Q3 2007 (32% of net revenue in Q3 2006).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Restructuring and Asset Impairment Charges. In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges for the third quarter of 2007 and the third quarter of 2006 were as follows:

(In Millions)	Q3 2007	Q3 2006
Employee severance and benefit arrangements	$39	$98
Asset impairment charges	86	—

Total restructuring and asset impairment charges	$125	$98

See Management’s Discussion and Analysis of Financial Condition and Results of Operations “First Nine Months of 2007 compared to First Nine Months of 2006” of this Form 10-Q for further discussion.
Gains (Losses) on Equity Investments, Interest and Other, and Provision for Taxes
Gains (losses) on equity investments, net; interest and other, net; and provision for taxes for the third quarter of 2007 and the third quarter of 2006 were as follows:

(In Millions)	Q3 2007	Q3 2006
Gains (losses) on equity investments, net	$148	$168
Interest and other, net	$211	$272
Provision for taxes	$712	$513
Gains (losses) on equity investments, net, for Q3 2007 was $148 million compared to $168 million for Q3 2006. The decrease was due to lower gains on sales of equity investments and higher impairment charges on equity investments ($26 million in Q3 2007 and $14 million in Q3 2006) offset by other equity investment transactions.
Interest and other, net decreased to $211 million in Q3 2007 compared to $272 million in Q3 2006 due to lower gains on divestitures ($21 million in Q3 2007 and $129 million in Q3 2006) partially offset by higher average investment balances.
Our effective income tax rate for Q3 2007 was 28.4%, compared to 28.3% for Q3 2006. The tax rate for the third quarter of 2007 was negatively impacted by the elimination of the tax benefit for export sales; however, this negative impact was offset by the impact of a higher domestic manufacturing deduction and higher research and development credits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations – First Nine Months of 2007 Compared to First Nine Months of 2006
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2007		YTD 2006
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$27,622	100.0%	$25,688	100.0%
Cost of sales	13,944	50.5%	12,280	47.8%

Gross margin	13,678	49.5%	13,408	52.2%
Research and development	4,274	15.5%	4,447	17.3%
Marketing, general and administrative	3,939	14.2%	4,662	18.2%
Restructuring and asset impairment charges	282	1.0%	98	0.4%
Amortization of acquisition-related intangibles and costs	14	0.1%	37	0.1%

Operating income	5,169	18.7%	4,164	16.2%
Gains (losses) on equity investments, net	176	0.7%	207	0.8%
Interest and other, net	560	2.0%	570	2.2%

Income before taxes	5,905	21.4%	4,941	19.2%
Provision for taxes	1,200	4.4%	1,398	5.4%

Net income	$4,705	17.0%	$3,543	13.8%

Diluted earnings per share	$0.79		$0.60

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2007		YTD 2006
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$14,094	51%	$12,622	49%
Americas	5,617	20%	5,509	22%
Europe	5,031	18%	4,687	18%
Japan	2,880	11%	2,870	11%

Total	$27,622	100%	$25,688	100%

Our net revenue was $27.6 billion in the first nine months of 2007, an increase of 8% compared to the first nine months of 2006. Higher microprocessor unit sales were partially offset by lower microprocessor average selling prices. Higher mobile chipset unit sales also contributed to the increase in net revenue.
For the first nine months of 2007, revenue in the Asia-Pacific region increased 12%, revenue in the Europe region increased 7%, and revenue in the Americas region increased slightly by 2% compared to the first nine months of 2006. Revenue in Japan was approximately flat compared to the first nine months of 2006. Revenue in mature markets increased in the first nine months of 2007 compared to the first nine months of 2006, with the substantial majority of the growth occurring in the Asia-Pacific region. Revenue in emerging markets increased slightly in the first nine months of 2007 compared to the first nine months of 2006, with the majority of the growth occurring in the Asia-Pacific region.
Our overall gross margin dollars increased slightly by 2% in the first nine months of 2007 compared to the first nine months of 2006. Our overall gross margin percentage decreased to 49.5% in the first nine months of 2007, from 52.2% in the first nine months of 2006. The gross margin percentage for the Flash Memory Group, Mobility Group, and Digital Enterprise Group operating segments were all lower. We derived most of our overall gross margin dollars and operating profit from the sale of microprocessors in the first nine months of 2006, and substantially all of our overall gross margin dollars and operating profit from the sale of microprocessors in the first nine months of 2007. See “Business Outlook” later in this section for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the first nine months of 2007 and the first nine months of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Microprocessor revenue	$10,906	$10,751
Chipset, motherboard, and other revenue	3,695	3,963

Net revenue	$14,601	$14,714
Operating income	$3,034	$2,581
Net revenue for the Digital Enterprise Group operating segment was approximately flat in the first nine months of 2007 compared to the first nine months of 2006. The increase in microprocessor revenue was due to higher microprocessor unit sales and higher server average selling prices. These increases were mostly offset by lower desktop average selling prices in a competitive pricing environment. The decrease in chipset, motherboard, and other revenue was due to lower motherboard unit sales as well as a decrease in communications infrastructure revenue, which is primarily due to divestitures completed in 2006.
Operating income increased by $453 million, or 18%, in the first nine months of 2007 compared to the first nine months of 2006. The increase in operating income was primarily due to lower operating expenses. Sales of desktop microprocessor inventory that had been previously written off and lower unit costs were more than offset by approximately $445 million of higher start-up costs, primarily related to the ramp of our 45-nanometer process technology, lower overall revenue, and approximately $170 million of higher factory underutilization charges.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the first nine months of 2007 and the first nine months of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Microprocessor revenue	$7,671	$6,544
Chipset and other revenue	2,903	2,172

Net revenue	$10,574	$8,716
Operating income	$3,923	$3,057
Net revenue for the Mobility Group operating segment increased by $1.9 billion, or 21%, in the first nine months of 2007 compared to the first nine months of 2006. Microprocessor revenue increased by $1.1 billion, or 17%, in the first nine months of 2007 compared to the first nine months of 2006, while chipset and other revenue increased significantly by $731 million, or 34%, in the first nine months of 2007 compared to the first nine months of 2006. The increase in microprocessor revenue was due to a significant increase in unit sales, partially offset by lower average selling prices. The increase in chipset and other revenue was due to higher unit sales of chipsets, and to a lesser extent, higher revenue from sales of cellular baseband products.
Operating income increased significantly by $866 million, or 28%, in the first nine months of 2007 compared to the first nine months of 2006. The increase in operating income was primarily due to the increase in revenue, partially offset by approximately $285 million of higher start-up costs, primarily related to the ramp of our 45-nanometer process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Flash Memory Group
The revenue and operating loss for the Flash Memory Group operating segment for the first nine months of 2007 and the first nine months of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Net revenue	$1,516	$1,587
Operating loss	$(716)	$(433)
Net revenue for the Flash Memory Group operating segment decreased by $71 million, or 4%, in the first nine months of 2007 compared to the first nine months of 2006. The decrease in revenue was due to lower NOR revenue partially offset by higher NAND revenue. NOR revenue decreased due to lower average selling prices and royalties, partially offset by higher unit sales. Operating loss increased from $433 million in the first nine months of 2006 to $716 million in the first nine months of 2007. The operating loss increase was driven by higher costs related to our new NAND flash memory business. The effects of lower average selling prices within our NOR flash memory business were partially offset by lower NOR flash memory unit costs and operating expenses.
Share-Based Compensation
Share-based compensation decreased by $293 million to $748 million in the first nine months of 2007 from $1.0 billion in the first nine months of 2006. There were fewer options vesting in the first nine months of 2007 compared to the first nine months of 2006. Additionally, the weighted average fair value of vesting options was lower in the first nine months of 2007 compared to the first nine months of 2006 mainly due to a lower weighted average volatility rate and shorter option vesting life. These decreases were partially offset by lower share-based compensation costs capitalized as part of inventory. We began issuing restricted stock units in the second quarter of 2006.
Operating Expenses
Operating expenses for the first nine months of 2007 and the first nine months of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Research and development (includes share-based
compensation of $301 in 2007 and $368 in 2006)	$4,274	$4,447
Marketing, general and administrative (includes
share-based compensation of $245 in 2007 and $418 in 2006)	$3,939	$4,662
Restructuring and asset impairment charges	$282	$98
Amortization of acquisition-related intangibles and costs	$14	$37
Research and Development. Research and development spending decreased $173 million, or 4% in the first nine months of 2007 compared to the first nine months of 2006. The decrease was primarily due to lower process development costs as we transition from research and development to manufacturing using our 45-nanometer process technology, and lower headcount, partially offset by higher profit-dependent expenses.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased $723 million, or 16%, in the first nine months of 2007 compared to the first nine months of 2006. This decrease was primarily due to lower headcount and lower cooperative advertising expenses.
Research and development along with marketing, general and administrative expenses were 30% of net revenue in the first nine months of 2007 (35% of net revenue in the first nine months of 2006).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Restructuring and Asset Impairment Charges. In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges for the first nine months of 2007 and the first nine months of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Employee severance and benefit arrangements	$140	$98
Asset impairment charges	142	—

Total restructuring and asset impairment charges	$282	$98

During the first quarter of 2007, we incurred $54 million in asset impairment charges as a result of softer than anticipated market conditions relating to the Colorado Springs, Colorado facility, which was originally placed for sale and written down in the fourth quarter of 2006. The company recorded aggregate non-cash land, building, and equipment write-downs of $86 million in the third quarter of 2007, which included write-downs related to certain facilities in Santa Clara, California.
The following table summarizes the restructuring and asset impairment activity for the first nine months of 2007:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	150	142	292
Adjustments	(10)	—	(10)
Cash payments	(143)	—	(143)
Non-cash settlements	—	(142)	(142)

Accrued restructuring balance as of September 29, 2007	$45	$—	$45

The additional accruals, net of adjustments, have been reflected as restructuring and asset impairment charges on the consolidated condensed statements of income. The remaining accrual as of September 29, 2007 relates to severance benefits that are recorded as a current liability within accrued compensation and benefits on the consolidated condensed balance sheets.
From the third quarter of 2006 through the third quarter of 2007, we incurred a total of $837 million in restructuring and asset impairment charges related to this plan. These charges include a total of $378 million related to employee severance and benefit arrangements due to the termination of approximately 8,500 employees, of which 6,100 employees have left as of September 29, 2007. A substantial majority of these employee terminations relate to employees within manufacturing, marketing, and information technology. Of the employee severance and benefit charges incurred to date, we have paid $333 million. Restructuring and asset impairment charges also include $459 million in asset impairment charges.
We estimate that actions taken to date under the restructuring plan will result in gross annual savings of approximately $830 million, a portion of which we began to realize in the third quarter of 2006. We are realizing these savings within cost of sales; marketing, general and administrative expenses; and research and development expenses. We may record additional restructuring and asset impairment charges of approximately $130 million in the fourth quarter of 2007. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Equity Investments, Interest and Other, and Provision for Taxes
Gains (losses) on equity investments, net; interest and other, net; and provision for taxes for the first nine months of 2007 and the first nine months of 2006 were as follows:

(In Millions)	YTD 2007	YTD 2006
Gains (losses) on equity investments, net	$176	$207
Interest and other, net	$560	$570
Provision for taxes	$1,200	$1,398
Gains on equity investments, net for the first nine months of 2007 were $176 million compared to $207 million for the first nine months of 2006. The decrease is due to higher impairment charges on equity investments ($106 million for the first nine months of 2007 and $47 million for the first nine months of 2006) offset by higher gains on sales of equity investments.
Interest and other, net was approximately flat at $560 million in the first nine months of 2007 compared to $570 million in the first nine months of 2006 due to lower gains on divestitures ($21 million in the first nine months of 2007 and $129 million in the first nine months of 2006) partially offset by higher average investment balances and higher interest rates.
Our effective income tax rate for the first nine months of 2007 was 20.3%, compared to 28.3% for the first nine months of 2006. The rate for the first nine months of 2007 includes the reversal of previously accrued taxes of $481 million (including $50 million of accrued interest) relating to settlements with the U.S. Internal Revenue Service (IRS) in the first and second quarters of 2007. See “Note 16: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. The tax rate for the first nine months of 2007 was also positively impacted by higher domestic manufacturing deduction benefits and higher research and development credits; however, this was mostly offset by the elimination of the tax benefit for export sales.
Liquidity and Capital Resources
Cash, short-term investments, fixed income debt instruments included in trading assets, and debt at the end of each period were as follows:

	Sept. 29,	Dec. 30,
(Dollars in Millions)	2007	2006
Cash, short-term investments, and fixed income debt instruments included in trading assets	$12,528	$9,552
Short-term and long-term debt	$1,990	$2,028
Debt as % of stockholders’ equity	4.9%	5.5%
In summary, our cash flows were as follows:

	Nine Months Ended
	Sept. 29,	Sept. 30,
(In Millions)	2007	2006
Net cash provided by operating activities	$7,853	$6,449
Net cash used for investing activities	(7,764)	(3,323)
Net cash used for financing activities	(843)	(5,981)

Net increase (decrease) in cash and cash equivalents	$(754)	$(2,855)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities for the first nine months of 2007 compared to the first nine months of 2006 was primarily due to lower inventory levels and higher net income in the first nine months of 2007 partially offset by higher purchases of trading assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Inventories as of September 29, 2007 decreased compared to December 30, 2006 levels, with the substantial majority of the decline due to lower microprocessor inventory, and to a lesser extent lower chipset inventory. Trading assets increased compared to December 30, 2006, primarily due to purchases exceeding maturities. Additionally, accounts receivable as of September 29, 2007 increased compared to December 30, 2006, due to higher revenue. For the first nine months of 2007, our two largest customers accounted for 34% of net revenue, with one of these customers accounting for 18% of revenue and another customer accounting for 16%. For the first nine months of 2006, these two largest customers accounted for 35% of net revenue. Additionally, these two largest customers accounted for 42% of net accounts receivable at September 29, 2007 (46% at September 30, 2006).
Investing Activities
Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities and disposals, and purchases and investments in non-marketable and other investments. The increase in cash used in investing activities in the first nine months of 2007, compared to the first nine months of 2006, was primarily due to increased purchases of available-for-sale investments partially offset by lower capital spending. Capital spending has decreased in the first nine months of 2007 to $3.7 billion compared to $4.7 billion in the first nine months of 2006.
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, and proceeds from sales of shares through employee equity incentive plans. The lower cash used in financing activities in the first nine months of 2007, compared to the first nine months of 2006, was primarily due to a decrease in repurchases and retirement of common stock and an increase in proceeds from sales of shares through employee equity incentive plans. For the first nine months of 2007, we purchased 54.2 million shares of common stock for $1.25 billion compared to 219.4 million shares for $4.4 billion in the first nine months of 2006. We base our level of stock repurchases on internal cash management decisions and this level may fluctuate from quarter to quarter. At September 29, 2007, $16.0 billion remained available for repurchase under the existing repurchase authorization. For the first nine months of 2007, proceeds from the sale of shares pursuant to employee equity incentive plans were $2.2 billion compared to $767 million during the first nine months of 2006 as a result of a higher volume of employee exercises of stock options and a higher weighted average exercise price. Our dividend payments were $2.0 billion in the first nine months of 2007, higher than the $1.7 billion paid in the same period of the prior year, due to an increase from $0.10 to $0.1125 in quarterly cash dividends per common share effective for the first quarter of 2007.
Liquidity
We use cash generated by operations as our primary source of liquidity. Another potential source of liquidity is authorized borrowings, including commercial paper of up to $3.0 billion. There were no borrowings under our commercial paper program during the first nine months of 2007. We also have a shelf registration on file with the Securities and Exchange Commission (SEC) pursuant to which we may offer an indeterminate amount of debt, equity, and other securities.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases, and potential future acquisitions or strategic investments.
Contractual Obligations
As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. Long-term income taxes payable includes uncertain tax positions, reduced by the associated federal deduction for state taxes and foreign tax credits, and may also include other certain long-term tax liabilities. As of September 29, 2007, we had $1.0 billion of income tax liabilities. We expect to settle/make payments on approximately $200 million of these income tax liabilities in the next twelve months.

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
For the fourth quarter of 2007, we expect revenue to be between $10.5 billion and $11.1 billion, compared to our third quarter revenue of $10.1 billion. The midpoint of this range would be a sequential increase of 7%, which is at the low end of our seasonal patterns. Our microprocessor business generally has followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, technology purchases from businesses have tended to be higher in the second half of the year.
Our financial results are substantially dependent on sales of microprocessors. Revenue is partly a function of the mix of types and performance capabilities of microprocessors sold, as well as the mix of chipsets, flash memory and other semiconductor products sold, all of which are difficult to forecast. Because of the wide price differences among mobile, desktop, and server microprocessors, the mix of types and performance levels of microprocessors sold affects the average selling price that we will realize and has a large impact on our revenue and gross margin. Revenue is affected by the timing of new Intel product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to technological developments and to incorporate new features into our products; and the availability of sufficient components from suppliers to meet demand. Factors that could cause demand to be different from our expectations include customer acceptance of our products and our competitors products; changes in customer order patterns, including order cancellations; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.
We expect the gross margin percentage in the fourth quarter of 2007 to be approximately 57%, plus or minus a couple of points. The 57% midpoint is higher than the gross margin of 51.2% in the third quarter, primarily due to expected lower unit costs and a successful ramp of the 45-nanometer manufacturing process. In addition, the third quarter included a $113 million charge to cost of sales related to a settlement agreement with Transmeta.
Our gross margin varies with revenue levels, including product mix and pricing; capacity utilization; variations in inventory valuation, including variations related to the timing of qualifying products for sale; excess or obsolete inventory; manufacturing yields; changes in unit costs; impairment of long-lived assets, including manufacturing, assembly and test, and intangible assets; and the timing and execution of the manufacturing ramp and associated costs, including start-up costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We have continued to expand our semiconductor manufacturing and assembly and test capacity over the last few years, and we continue to plan capacity based on our overall strategy and the acceptance of our products in specific market segments. We currently expect that capital spending in 2007 will be approximately $4.9 billion, plus or minus $200 million. This capital-spending plan is dependent on expectations regarding production efficiencies and delivery times of various machinery and equipment, and construction schedules. If the demand for our products does not grow and continue to move toward higher performance products in the various market segments, revenue and gross margin would be harmed, manufacturing and assembly and test capacity would be underutilized, and the rate of capital spending could be reduced. We could be required to record an impairment of our manufacturing or assembly and test equipment and facilities, or factory-planning decisions may cause us to record accelerated depreciation. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write off inventory, which would have a negative impact on our gross margin. However, in the long term, revenue and gross margin may also be affected if we do not add capacity fast enough to meet market demand.
We expect depreciation expense to be approximately $1.1 billion for the fourth quarter of 2007.
Spending on research and development, plus marketing, general and administrative expenses (total spending) in the fourth quarter of 2007 is expected to be between $2.8 billion and $3.0 billion, which is approximately flat compared to the third quarter of 2007. Research and development spending in 2007 is expected to be approximately $5.8 billion, which is higher than our previous expectation of approximately $5.7 billion. Marketing, general and administrative expenses in 2007 are expected to be approximately $5.3 billion, which is higher than our previous expectation of approximately $5.1 billion. We continue to focus on controlling our total spending through cost-saving actions and expect total spending as a percentage of revenue to decrease in 2007 compared to 2006. Restructuring and asset impairment charges in the fourth quarter of 2007 are expected to be approximately $130 million. Expenses, particularly certain marketing and compensation expenses vary depending on the level of demand for our products, the level of revenue and profit, and impairments of long-lived assets.
We expect the net gains from equity investments and interest and other for the fourth quarter of 2007 to be approximately $150 million. Our expectations for gains (losses) from equity investments include our expectations for mergers, stock offerings, equity method income/loss, and impairment charges on public and private equity investments, and are based on our experience. It is not possible to know at the present time whether specific investments are likely to be impaired or the extent or timing of individual impairments. In addition, our expectations for gains or losses from equity investments and interest and other could vary depending on fixed income and equity market volatility; gains or losses realized on the sale or exchange of securities; gains or losses from equity method investments; gains or losses realized on divestitures; impairment charges related to marketable, non-marketable and other investments; interest rates; cash balances; and changes in the fair value of derivative instruments.
The tax rate for the fourth quarter is expected to be approximately 29%. The estimated effective tax rate is based on tax law in effect at September 29, 2007 and current expected income. The tax rate may also be affected by the closing of acquisitions or divestitures; the jurisdictions in which profits are determined to be earned and taxed; changes in estimates of credits, benefits, and deductions; the resolution of issues arising from tax audits with various tax authorities, including payment of interest and penalties; and the ability to realize deferred tax assets.
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
From the close of business on November 30, 2007 until our quarterly earnings release is published, presently scheduled for January 15, 2008, we will observe a “quiet period.” During the quiet period, the Business Outlook and other forward-looking statements first published in our Form 8-K filed on October 16, 2007, as reiterated or updated as applicable should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize, from time to time, may vary at our discretion.

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
Marketable Equity Investments
Our marketable investments may be classified as strategic or not strategic. The marketable equity securities included in trading assets, as well as certain equity derivatives, both not considered strategic, are held to generate returns that offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of both September 29, 2007 and December 30, 2006, assuming a reasonably possible decline in market prices of approximately 10% in the near term.
Our marketable strategic investments include marketable strategic equity securities, derivative equity instruments such as warrants and options, and marketable equity method investments. We invest in companies that develop software, hardware, or services supporting our technologies. Our current investment focus areas include those that we believe help to: enhance the digital enterprise, including virtualization technology; enable mobile wireless devices, including expanding and proliferating WiMAX technologies and products; advance the digital home, including providing access to premium digital content; advance high-performance communications infrastructures; and develop the next generation of silicon process technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.
To the extent that our marketable strategic equity securities continue to have strategic value, we typically do not attempt to reduce or eliminate our market exposure; however, for our investments in strategic equity derivatives, including warrants, we may enter into transactions to reduce or eliminate the market risks. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk.
As of September 29, 2007, the fair value of our marketable strategic equity investments and equity derivative instruments, including hedging positions, was $1.1 billion ($427 million as of December 30, 2006). Our investments in VMware, Inc. and Micron Technology Inc. comprised 91% of our total marketable strategic equity investments and are carried at a fair market value of $808 million and $188 million, respectively, as of September 29, 2007. Our marketable equity method investment had a carrying value of $583 million and a fair value of $896 million as of September 29, 2007.
To assess the market price sensitivity of our marketable strategic equity investments, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. For our investments in companies which have been publicly traded for only a limited amount of time, we analyzed the implied volatility of the related company based on freely traded options. Marketable equity method investments are excluded from our analysis as our carrying value does not fluctuate based on market price changes. Therefore, the potential fair value decline would not be indicative of the impact to our financial statements, unless an other-than temporary impairment was deemed necessary. Based on our sensitivity analysis, we estimated that it was reasonably possible that the prices of the stocks of our marketable strategic equity investments could experience a loss of 45% in the near term (30% as of December 30, 2006). This estimate is not necessarily indicative of future performance, and actual results may differ materially. Assuming a loss of 45% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable strategic investments could decrease by approximately $495 million, based on the value as of September 29, 2007 (a decrease in value of $134 million, based on the value as of December 30, 2006 using an assumed loss of 30%). The market price sensitivity is largely driven by VMware’s stock price volatility given the weight of our investment in VMware in relation to total marketable strategic equity investments.

Non-Marketable Equity Investments
Many of the same factors that could result in an adverse movement of equity market prices affect our strategic investments in non-marketable equity investments, although we cannot quantify the impact directly. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers, or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our strategic investments in non-marketable equity investments had a carrying amount of $3.3 billion as of September 29, 2007 ($2.8 billion as of December 30, 2006). As of September 29, 2007, our non-marketable equity investment portfolio was substantially concentrated in one company, IMFT, with a carrying amount of $2.2 billion, or 67% of the total value of the non-marketable equity investment portfolio at September 29, 2007. The terms of our investment in IMFT contain contractual conditions that restrict our ability to sell the investment. See “Note 18: Ventures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Note 19: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
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
If demand for our products fluctuates, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;

•	changes in customer product needs;

•	changes in the level of customers’ component inventory;

•	changes in business and economic conditions, including a downturn in the semiconductor industry;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market;

•	strategic actions taken by our competitors; and

•	market acceptance of our products.
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
Because of the wide price differences among mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue. Our financial results also depend in part on the mix of other products we sell, such as chipsets, flash memory, and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can harm our financial results.
Our global operations subject us to risks that may harm our results of operations and financial condition.
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
In addition, although most of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates, including those caused by currency controls, could harm our business operating results and financial condition by resulting in lower revenue or increased expenses. In addition, changes in tariff and import regulations and to U.S. and non-U.S. monetary policies may also harm our revenue. Varying tax rates in different jurisdictions could harm our overall tax rate.

Failure to meet our production targets, resulting in undersupply or oversupply of products, may harm our business and results of operations.
Production of integrated circuits is a complex process. Disruptions in this process can result from difficulties in our development and implementation of new processes, errors, and interruptions in our processes; defects in materials; disruptions in our supply of materials or resources; and disruptions at our fabrication, assembly and/or test facilities due to, for example, accidents, maintenance issues, or unsafe working conditions—all of which could affect the timing of production ramps and yields. We may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to meet or increase production as desired, resulting in higher costs or substantial decreases in yields, which could affect our ability to produce sufficient volume to meet specific product demand. The unavailability or reduced availability of certain products could make it more difficult to implement our processor technology strategy. We may also experience increases in yields. A substantial increase in yields could result in higher inventory levels and the possibility of resulting excess capacity charges as we slow production to reduce inventory levels. The occurrence of any of these events could harm our business and results of operations.

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
These costs could be substantial and may therefore increase our expenses and lower our gross margin. In addition, our reputation with our customers or end users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. These factors could harm our financial results and the prospects for our business.

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
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, and other issues. As described in “Note 19: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.
Our ability to enforce our patents, copyrights, software licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us, which may harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay material amounts of damages which could in turn harm our results of operations. In addition, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

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
In order to compete, we must attract, retain, and motivate executives and other key employees, including those in managerial, technical, sales, marketing, and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.
Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation under SFAS No. 123(R) requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the expected exercise behavior of our employees. Under applicable accounting principles, we cannot compare and adjust our expense when we learn about additional information affecting our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could affect our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.
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
Changes in our effective tax rate may harm our results of operations.
A number of factors may harm our future effective tax rates including:
•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
Any significant increase in our future effective tax rates could harm net income for future periods.
We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and non-marketable equity investments in private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity investments of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our non-marketable equity investments in private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results of operations. Additionally, in cases where we are required under equity method accounting to recognize a proportionate share of another company’s income or loss, such income and loss may impact our earnings.
Interest and other, net could vary from expectations, which could harm our results of operations.
Factors that could cause interest and other, net to fluctuate include:
•	fixed income and credit market volatility;

•	fluctuations in interest rates;

•	changes in our cash and investment balances;

•	fluctuations in foreign currency exchange rates;

•	changes in the fair value of derivative instruments in which we may invest;

•	an other-than-temporary decline in fair value for fixed income instruments; and

•	gains or losses from divestitures.

Our acquisitions, divestitures, and other transactions could disrupt our ongoing business and harm our results of operations.
In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements regarding possible investments, acquisitions, divestitures, and other transactions, such as joint ventures. Acquisitions and other transactions involve significant challenges and risks including risks that
•	we may not be able to identify suitable opportunities at terms acceptable to us;

•	the transaction may not advance our business strategy;

•	we may not realize a satisfactory return on the investment we make;

•	we may not be able to retain key personnel of the acquired business; or

•	we may experience difficulty in the integration of new employees, business systems, and technology.
When we decide to sell assets or a business, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms in a timely manner, and the agreed terms and financing arrangements could be renegotiated on account of changes in business or market conditions. These circumstances could delay the accomplishment of our strategic objectives or cause us to incur additional expenses with respect to businesses that we wish to dispose of, or we may dispose of a business at a price or on terms which are less than we had anticipated, resulting in a loss on the transaction.
If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, we may fail to complete them due to:
•	failure to obtain required regulatory or other approvals;

•	intellectual property or other litigation;

•	difficulties we or other parties may encounter in obtaining financing for the transaction; or other factors.
Further, acquisition, divestiture, and other transactions require substantial management resources and have the potential to divert our attention from our existing business. These factors could harm our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (In Millions, except Average Price Paid per Share)

			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Plans	Under the Plans
July 1, 2007–July 28, 2007	3.2	$24.73	3.2	$16,691
July 29, 2007–August 25, 2007	12.7	$23.73	12.7	$16,388
August 26, 2007–September 29, 2007	14.5	$25.40	14.5	$16,020

Total	30.4	$24.63	30.4

We have an ongoing authorization, as amended in November 2005, from the Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of September 29, 2007, $16.0 billion remained available under the existing repurchase authorization.

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

INTEL CORPORATION (Registrant)
Date: November 1, 2007	By:	/s/ Stacy J. Smith
Stacy J. Smith
Vice President, Chief Financial Officer and Principal Accounting Officer