Form 10-K
period 2007-12-29
INTEL CORP
filed 2008-02-20
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 29, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was approximately
$137.9 billion
5,788 million shares of common stock outstanding as of February 8, 2008

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement relating to its 2008 Annual Stockholders’ Meeting, to be filed subsequently—Part III.

INTEL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

PART I

ITEM 1. BUSINESS

Industry

We are the world’s largest semiconductor chip maker, based on revenue. We develop advanced integrated digital technology products, primarily integrated circuits, for industries such as computing and communications. Integrated circuits are semiconductor chips etched with interconnected electronic switches. We also develop platforms, which we define as integrated suites of digital computing technologies that are designed and configured to work together to provide an optimized user computing solution compared to ingredients that are used separately. Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. We offer products at various levels of integration, allowing our customers flexibility to create advanced computing and communications systems and products.

We were incorporated in California in 1968 and reincorporated in Delaware in 1989. Our Internet address is www.intel.com. On this web site, we publish voluntary reports, which we update annually, outlining our performance with respect to corporate responsibility, including environmental, health, and safety compliance. On our Investor Relations web site, located at www.intc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC): our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such filings are available on our Investor Relations web site free of charge. The SEC also maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Products

We currently offer products in a broad range of categories. These products include:

•	microprocessors with one, two, or four processor cores, designed for desktops, workstations, servers, notebooks, embedded products, communications products, and consumer electronics;
•	chipsets designed for desktops, workstations, servers, notebooks, embedded products, communications products, and consumer electronics;
•	motherboard products designed for our desktop, workstation, and server platforms;
•	NAND flash memory products primarily used in digital audio players, memory cards, and system-level applications, such as solid-state drives;
•	NOR flash memory products (during the first quarter of 2008, we expect to complete the divestiture of our NOR flash memory assets to Numonyx; see “Note 13: Divestitures” in Part II, Item 8 of this Form 10-K);
•	wired and wireless Internet connectivity products, including network adapters and embedded wireless cards, based on industry-standard technologies used to translate and transmit data in packets across networks;
•	other communications infrastructure products—including network processors, communications boards, and optical transponders—that are basic building blocks for modular communications platforms;
•	networked storage products that allow storage resources to be added to either of the two most prevalent types of networking technology: Ethernet or Fibre Channel; and
•	software products and services that help enable and advance the computing ecosystem.

We offer features to improve microprocessor capabilities that can enhance system performance and user experience. For example, we offer Intel® Active Management Technology (Intel® AMT), which helps information technology managers diagnose, fix, and protect enabled systems that are plugged into a power source and connected to a network, even if a computer is turned off or has a failed hard drive or operating system. We also offer Intel® Virtualization Technology (Intel® VT), which can enable a single computer system to function as multiple virtual systems by running multiple operating systems and applications, thereby consolidating workloads and providing increased security and management capabilities. In addition, our Intel® Coretm microarchitecture includes other features that can increase performance and energy efficiency. To take advantage of these features, a computer system must have a microprocessor that supports a chipset and BIOS (basic input/output system) that use, and software that is optimized for, the technology. Performance will vary depending on the system hardware and software used.

We offer platforms that incorporate various components and technologies. A platform typically includes a microprocessor, chipset, and enabling software and may include additional hardware, services, and support. In developing our platforms, we may include components made by other companies. A component is one of any number of software or hardware features that may be incorporated into a computer, handheld device, or other computing system, including a microprocessor, chipset, motherboard, memory, wired or wireless connectivity device, or software. We refer to the platform brands within our product offerings as processor technologies.

We strive to design computing and communications systems and devices with improved overall performance and/or improved energy-efficient performance. Improved overall performance can include faster processing performance and other improved capabilities such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, security, manageability, utilization, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance involves balancing the addition of improved performance factors with lower power consumption. Lower power consumption may reduce system heat output, thereby providing power savings and reducing the total cost of ownership for the user.

Following is detailed information on our major product categories:

A microprocessor is the central processing unit (CPU) of a computer system. It processes system data and controls other devices in the system, acting as the “brains” of the computer. The following characteristics of a microprocessor may affect overall performance:

•	Multi-core processors. Multi-core processors contain two or more processor cores, which enable improved multitasking and energy-efficient performance because computing tasks can be distributed across multiple cores.
•	CPU design. Microprocessor design can refer to the microarchitecture and/or the architecture. We use the term “microarchitecture” when referring to the layout, density, and logical design of each product generation. The term “architecture” generally refers to the largest size of numerical data that a microprocessor can handle, measured in bits (the smallest unit of information). Intel® Itanium® branded products are based on our 64-bit architecture (IA-64); our other microprocessor products are based on our 32-bit architecture (IA-32). Microprocessors with 64-bit processing capability can address significantly more memory than 32-bit microprocessors. One way to provide 64-bit processing capability is for processors based on 32-bit architecture to have 64-bit address extensions. The majority of our microprocessors are equipped with Intel® 64 architecture, which provides 64-bit address extensions, supporting both 32-bit and 64-bit software applications.
•	Clock speed. Clock speed is the rate at which a microprocessor’s internal logic operates and is one measure of a microprocessor’s performance.
•	Memory size and access speed. Cache is a memory that can be located directly on the microprocessor, permitting quicker access to frequently used data and instructions. Some of our microprocessors have additional levels of cache to enable higher levels of performance. Memory storage is measured in bytes (8 bits per byte), with 1,024 bytes equaling a kilobyte (KB), 1.049 million bytes equaling a megabyte (MB), and 1.074 billion bytes equaling a gigabyte (GB).
•	Speed of communication between the CPU and the chipset. A bus carries data between parts of the system. A faster bus allows for faster data transfer into and out of the processor, enabling increased performance.

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

Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off, and provides faster access to data than traditional hard drives. Flash memory has no moving parts, unlike devices such as rapidly spinning disk drives, allowing flash memory to be more tolerant of bumps and shocks. Flash memory is based on either NOR or NAND architecture. NOR flash memory, with its fast access or “read” capabilities, has traditionally been used to store executable code. NAND flash memory, which is slower in reading data but faster in writing data, has become the preferred flash memory for storing large quantities of data.

Wired and wireless Internet connectivity products, such as network adapters and embedded wireless cards, are based on industry-standard technologies used to translate and transmit data in packets across networks. Our wireless connectivity products are based on either the 802.11 or 802.16 industry standard. The 802.11 communication standard refers to a family of specifications commonly known as WiFi technology. We also have developed and are developing wireless connectivity products for both mobile and fixed networks based on the 802.16 industry standard, commonly known as WiMAX, which is short for Worldwide Interoperability for Microwave Access. WiMAX is a standards-based wireless technology providing high-speed broadband connectivity that makes it possible to connect users to networks wirelessly, as well as networks to other networks, up to several miles apart.

Communications infrastructure products include advanced, programmable processors used in networking equipment that rapidly manage and direct data moving across the Internet and networks. Our modular communications platforms are based on telecommunications industry standards, such as carrier grade, allowing communications and media services to be managed independently from the network itself. Unlike proprietary systems platforms, carrier-grade, rack-mount servers based on our modular communications platforms are standards-based solutions that offer network infrastructure builders flexible, low-cost, low-power-consumption options for designing their networks.

Below, we discuss our key products and processor technologies, including some key introductions, for our major operating segments. For a discussion of our strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this Form 10-K.

Digital Enterprise Group

The Digital Enterprise Group (DEG)’s products are incorporated into desktop computers, enterprise computing servers, workstations, a broad range of embedded applications, and other products that help make up the infrastructure for the Internet. DEG’s products include microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments; microprocessors, chipsets, and other components for communications infrastructure equipment, such as network processors, communications boards, and embedded processors; wired connectivity devices; and products for network and server storage.

Net revenue for the DEG operating segment constituted 53% of our consolidated net revenue in 2007 (56% in 2006 and 65% in 2005). Revenue from sales of microprocessors within the DEG operating segment represented 40% of consolidated net revenue in 2007 (41% in 2006 and 50% in 2005).

Desktop Market Segment

Our current desktop microprocessor offerings include the:

• Intel® Coretm2 Quad processor	• Intel® Celeron® Dual-Core processor
• Intel® Coretm2 Duo processor	• Intel® Celeron® processor
• Intel® Pentium® Dual-Core processor

Most of these microprocessors are based on the Intel Core microarchitecture. Intel Core microarchitecture-based processors are designed for energy-efficient performance and are manufactured using either 65- or 45-nanometer (nm) process technology. We offer microprocessors at a variety of price/performance points: from the high-end Intel Core 2 Quad processor with four processor cores, designed for processor-intensive tasks in demanding multitasking environments, to the Intel Celeron processor designed to provide value, quality, and reliability for basic computing needs. The related chipsets for our desktop microprocessor offerings primarily include the Intel® 945G Chipset, the Intel® Q965 Chipset, and Intel® 3 Series Chipsets.

We also offer processor technologies based on our microprocessors, chipsets, and motherboard products that are optimized for the desktop market segment. For business desktop PCs, we offer the Intel® Coretm2 processor with vProtm technology, which is designed to provide increased security and manageability, energy-efficient performance, and lower cost of ownership.

Our new product offerings in 2007 and early 2008 include:

•	Intel Core 2 Quad processors designed for processor-intensive tasks in demanding multitasking environments.
•	Intel 3 Series Chipsets designed to be used with Intel Core microarchitecture-based processors, including 45nm products. These chipsets help improve system performance, energy efficiency, and video and sound quality.
•	A new generation of Intel Core 2 processors with vPro technology, which includes Intel® Trusted Execution Technology (Intel® TXT), designed to help protect business PCs and data within virtualized computing environments against hacking, viruses, and other threats. Intel Core 2 processors with vPro technology include the Intel® Q35 Chipset and feature Intel VT and Intel AMT.
•	Intel Core 2 Quad processors and Intel Core 2 Duo processors designed for mainstream desktop PCs and manufactured using our new 45nm Hi-k metal gate silicon technology (45nm process technology).

Enterprise Market Segment

Our current server and workstation microprocessor offerings include the:

•	Quad-Core Intel® Xeon® processor
•	Dual-Core Intel® Xeon® processor
•	Dual-Core Intel® Itanium® processor

Our Intel® Xeon® processor family of products supports a range of entry-level to high-end technical and commercial computing applications, and is based on the Intel Core microarchitecture. Compared to our Intel Xeon processor family, our Intel Itanium processor family generally supports an even higher level of reliability and computing performance for data processing, the handling of high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions.

We also offer platforms that are optimized for use in the enterprise market segment, which includes entry-level to high-end servers and workstations. Servers, which often have multiple microprocessors or cores working together, manage large amounts of data, direct data traffic, perform complex transactions, and control central functions in local and wide area networks and on the Internet. Workstations typically offer higher performance than standard desktop PCs, and are used for applications such as engineering design, digital content creation, and high-performance computing.

Our new product offerings in 2007 and early 2008 include:

•	Quad-Core Intel Xeon processors designed for single-socket servers, dual-processor (DP) servers, and multi-processor (MP) servers. We also introduced low-voltage versions of the Quad-Core Intel Xeon processor designed for DP and MP servers.
•	An industry-standard, four-processor server platform based on our processors for MP servers. The platform includes a new chipset designed to enhance data traffic between the processors, memory, and I/O connections.
•	A new generation of Intel Itanium processors, including both dual- and single-core versions, designed for high-end applications. The new series includes extensive virtualization and other advanced features designed to improve reliability and reduce power consumption.
•	Quad-core and dual-core Intel Xeon processors manufactured using our new 45nm process technology. The new processors are designed to increase computer performance while lowering power consumption. We also introduced three platforms to support the new 45nm processors, including a platform designed for high-bandwidth, high-performance computing; a cost-optimized platform designed to support either one or two processors and reduce power consumption by using DDR2 memory; and a platform designed for single-processor, entry-level servers.
•	Modular server building blocks based on Intel® Multi-Flex Technology, designed to enable system builders to easily integrate computing, networking, and storage capabilities into one system to meet the needs of a small- or mid-size business. The building blocks support up to six server compute nodes and 14 serial attached hard disk drives.

Communications Infrastructure Products

In 2007, we introduced the Quad-Core Intel Xeon processor 5300 series for the embedded computing segment. In addition, we announced the Intel® IP Network Server NSC2U, powered by two 5300 series processors. The server includes the Intel® 5000P chipset and features a rugged chassis and compact form factor.

Networked Storage Products

In 2007, we introduced the Intel® Storage Server SSR212MC2. Designed for small- and mid-size businesses, this storage server is powered by either the Quad-Core Intel Xeon processor 5300 series or the Dual-Core Intel Xeon processor 5100 series.

Mobility Group

The Mobility Group’s products include microprocessors and related chipsets designed for the notebook market segment, wireless connectivity products, and energy-efficient products designed for the ultra-mobile market segment. We also offer Intel® Centrino® processor technologies based on our microprocessors, chipsets, and wireless network connections.

Net revenue for the Mobility Group operating segment constituted 38% of our consolidated net revenue in 2007 (35% in 2006 and 29% in 2005). Revenue from sales of microprocessors within the Mobility Group operating segment represented 28% of consolidated net revenue in 2007 (26% in 2006 and 22% in 2005).

Our current mobile microprocessor offerings include the:

• Intel® Coretm2 Extreme mobile processor	• Intel® Coretm2 Solo mobile processor
• Intel® Coretm2 Duo mobile processor	• Intel® Celeron® M processor
• Intel® Pentium® Dual-Core mobile processor	• Intel® Celeron® processor

We offer mobile microprocessors at a variety of price/performance points: from the Intel Core 2 Extreme mobile processor designed for gaming to the Intel Celeron processor designed to provide value, quality, and reliability for basic computing needs. The related chipsets for our mobile microprocessor offerings primarily include the Mobile Intel® 965 Express Chipset and the Mobile Intel® 945 Express Chipset.

We offer our processors in various packaging options, giving our customers flexibility for a wide range of system designs for notebook PCs, tablet PCs, and other mobile computing devices. We also offer low-power microprocessors and chipsets designed for ultra-mobile devices, including products for ultra-mobile PCs and mobile Internet devices (MIDs).

In 2007, the majority of the revenue in the Mobility Group operating segment was from sales of our Intel Centrino processor technology and Intel® Centrino® with vProtm technology products. Intel Centrino processor technologies are designed to provide high performance with improved multitasking, power-saving features to improve battery life, small form factor, wireless network connectivity, and improved boot times. Intel Centrino with vPro technology includes the features of Intel Centrino processor technology and is designed to provide mobile business PCs with increased security, manageability, and energy-efficient performance. These processor technologies enable users to take advantage of wireless capabilities at work, at home, and at thousands of wireless “hotspots” installed around the world.

Our new product offerings in 2007 and early 2008 include:

•	A new generation of Intel Centrino processor technology and Intel Centrino with vPro technology, based on the Intel Core 2 Duo processor. Intel Centrino with vPro technology is designed specifically for business users and includes Intel AMT. Both of these processor technologies include the Mobile Intel 965 Express Chipset and the option of Intel® Turbo Memory, a technology that can reduce the amount of time required for a system to turn on, boot up, or access software applications. Also included in these processor technologies is the Intel® Next-Gen Wireless-N Network Connection, which is based on the draft 802.11n WiFi specification. This network connection is designed to provide faster data transmission over a longer range than previous Intel WiFi products.
•	Intel Core 2 Extreme dual-core mobile processors, including a version manufactured using our new 45nm process technology. These processors are designed to bring advanced video, gaming, and computing performance to laptop systems.
•	The Intel® Ultra Mobile Platform 2007, which includes a low-power processor, a chipset, and a controller hub. This platform is designed for MIDs and ultra-mobile PCs.
•	Intel Core 2 Duo mobile processors manufactured using our new 45nm process technology. These processors include new video and graphics capabilities, as well as a battery-saving Deep Power Down Technology, which reduces the power of the processor when it is not running data or instructions.

NAND Products Group

We offer NAND flash memory products primarily used in digital audio players, memory cards, and system-level applications, such as solid-state drives. These products are currently available in densities of up to 16 gigabits (Gb), and in stacked packaging in densities of up to 64 Gb. Additionally, we offer multi-level cell NAND flash memory products, which enable storage of multiple bits of data within a single cell. Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT) using 50nm or 72nm process technology. See “Note 19: Ventures” in Part II, Item 8 of this Form 10-K.

Our new product offerings in 2007 and early 2008 include:

•	The Intel® Z-U130 Value Solid-State Drive, designed as an alternative to rotating magnetic disk drive technology for storage in computing systems and embedded applications. The product is based on NAND flash memory, has industry-standard USB interfaces, and is available in densities ranging from 1 GB to 8 GB.
•	The Intel® Z-P140 Solid-State Drive, designed for storage in MIDs and digital entertainment and embedded products. This ultra-small, low-power storage product is based on NAND flash memory, has an industry-standard parallel-ATA interface, and is available in densities of 2 GB and 4 GB (extendable up to 16 GB).

Flash Memory Group

Currently, we offer NOR flash memory products. During the first quarter of 2008, we expect to complete the divestiture of our NOR flash memory assets to Numonyx. We expect to enter into supply and transition service agreements to provide products, services, and support to Numonyx following the close of the transaction.

Digital Home Group

The Digital Home Group offers products for use in PCs and in-home consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home. In addition, we offer components for high-end enthusiast PCs, mainstream PCs with rich audio and video capabilities, and consumer electronics devices such as digital TVs, high-definition media players, and set-top boxes.

We offer the Intel® Coretm2 processor with Viivtm technology, which is designed to make it easier for users to download, manage, and share the growing amount of digital programming available worldwide, and view that programming on a choice of TVs, PCs, or handheld products. Intel Core 2 processors with Viiv technology include a microprocessor, a chipset, a network connectivity device, and enabling software—all optimized to work together in the digital home environment. Certain desktop microprocessors offered by DEG may include Intel® Viivtm technology.

Our current digital home microprocessor offerings also include the Intel® Coretm2 Extreme dual-core processor and the Intel® Coretm2 Extreme quad-core processor.

Our new product offerings in 2007 and early 2008 include:

•	Intel Core 2 Extreme quad-core processors designed for gamers, digital design professionals, and PC enthusiasts. Included is the first Intel Core 2 Extreme quad-core processor manufactured using our new 45nm process technology. This 45nm processor incorporates a larger cache than previous Intel Core 2 Extreme quad-core processors, and is designed to increase computing performance while using less power.
•	The Intel® CE 2110 Media Processor, which combines an Intel XScale® processor core, hardware video decoders, DDR memory interface, and 2D/3D graphics accelerators on a single chip. This “system-on-a-chip” architecture is designed for consumer electronics devices such as digital set-top boxes and networked media players.

Manufacturing and Assembly and Test

As of December 29, 2007, 73% of our wafer fabrication, including microprocessor, chipset, NOR flash memory, communications, and other silicon fabrication, was conducted within the U.S. at our facilities in Arizona, New Mexico, Oregon, Massachusetts, and California. The remaining 27% of our wafer fabrication was conducted outside the U.S. at our facilities in Ireland and Israel.

As of December 29, 2007, we primarily manufactured our products in wafer fabrication facilities at the following locations:

Products	Wafer Size	Process Technology	Locations

Microprocessors	300mm	45nm	Oregon, Arizona
Microprocessors and chipsets	300mm	65nm	Arizona, Ireland, Oregon
Chipsets and other products	300mm	90nm	New Mexico, Ireland
NOR flash memory	200mm	65nm–130nm	Israel, Ireland, California
Chipsets and other products	200mm	130nm and above	Oregon, Massachusetts, Arizona, Ireland

We expect to increase the capacity of certain facilities listed above through additional investments in capital equipment. In addition to our current facilities, we are building a facility in Israel that is expected to begin wafer fabrication for microprocessors on 300mm wafers using 45nm process technology in the second half of 2008. Also, we are building a 300mm wafer fabrication facility in China that is expected to begin production in 2010.

As of December 29, 2007, the majority of our microprocessors were manufactured on 300mm wafers using our 65nm process technology. In 2007, we started manufacturing microprocessors using our new 45nm process technology, which enables higher and more energy-efficient processor performance. The benefits of moving to each succeeding generation of manufacturing process technology can include using less space per transistor, reducing heat output from each transistor, and/or increasing the number of integrated features on each chip. These advancements can result in microprocessors that are higher performing, consume less power, and/or cost less to manufacture.

To augment capacity, we use third-party manufacturing companies (foundries) to manufacture wafers for certain components, including chipset, networking, and communications products. In addition, we primarily use subcontractors to manufacture board-level products and systems, and purchase certain communications networking products from external vendors, principally in the Asia-Pacific region.

Our NAND flash memory products are manufactured by IMFT, a NAND flash memory manufacturing company that we formed with Micron Technology, Inc. in 2006. We currently purchase 49% of the manufactured output of IMFT. See “Note 19: Ventures” in Part II, Item 8 of this Form 10-K.

Following the manufacturing process, the majority of our components are subject to assembly and test. We perform our components assembly and test at facilities in Malaysia, China, the Philippines, and Costa Rica. We plan to continue investing in new assembly and test technologies as well as increasing the capacity of our existing facilities and building new facilities to keep pace with our microprocessor, chipset, and communications technology improvements. In line with these plans, we are building a new assembly and test facility in Vietnam, which is expected to begin production in 2009. This facility will have greater square footage than each of our current facilities, which will enable us to take advantage of greater economies of scale. To augment capacity, we use subcontractors to perform assembly of certain products, primarily flash memory, chipsets, and networking and communications products. Assembly and test of NAND flash memory products, manufactured by IMFT, is performed by Micron and other external subcontractors.

Our employment practices are consistent with, and we expect our suppliers and subcontractors to abide by, local country law. In addition, we impose a minimum employee age requirement as well as progressive environmental, health, and safety requirements regardless of local law.

We have thousands of suppliers, including subcontractors, providing our various materials and service needs. We set expectations for supplier performance and reinforce those expectations with periodic assessments. We communicate those expectations to our suppliers regularly and work with them to implement improvements when necessary. We seek, where possible, to have several sources of supply for all of these materials and resources, but we may rely on a single or limited number of suppliers, or upon suppliers in a single country. In those cases, we develop and implement plans and actions to reduce the exposure that would result from a disruption in supply. We have entered into long-term contracts with certain suppliers to ensure a portion of our silicon supply.

Our products typically are produced at multiple Intel facilities at various sites around the world, or by subcontractors who have multiple facilities. However, some products are produced in only one Intel or subcontractor facility, and we seek to implement actions and plans to reduce the exposure that would result from a disruption at any such facility. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Research and Development

We are committed to investing in world-class technology development, particularly in the area of the design and manufacture of integrated circuits. Research and development (R&D) expenditures in 2007 were $5.8 billion ($5.9 billion in fiscal year 2006 and $5.1 billion in fiscal year 2005).

Our R&D activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms, which will in turn enable new form factors and new usage models for businesses and consumers. Our R&D activities range from design and development of products to developing and refining manufacturing processes, as well as researching future technologies and products.

We are focusing our R&D efforts on advanced computing, communications, and wireless technologies as well as energy efficiency by developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of microprocessors and chipsets, improving our platform initiatives, and developing software solutions and tools to support our technologies. Our R&D efforts enable new levels of performance and address areas such as scalability for multi-core architectures, system manageability and security, energy efficiency, digital content protection, ease of use, and new communications capabilities. In the area of wireless communications, our initiatives focus on delivering the technologies that will enable improved wireless capabilities, including expanding and proliferating WiMAX technologies and products.

As part of our R&D efforts, we plan to introduce a new microarchitecture for our mobile, desktop, and Intel Xeon processors approximately every two years and ramp the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. Our leadership in silicon technology has enabled us to make “Moore’s Law” a reality. Moore’s Law predicted that transistor density on integrated circuits would double about every two years. Our leadership in silicon technology has also helped to expand on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products and platforms optimized for a wider variety of applications. In 2007, we started manufacturing microprocessors on our new 45nm Hi-k metal gate silicon technology, and we expect to introduce a new microarchitecture on 45nm process technology in 2008. We are currently developing 32nm process technology, our next-generation process technology, and expect to begin manufacturing products using that technology in 2009.

Our R&D model is based on a global organization that emphasizes a collaborative approach in identifying and developing new technologies, leading standards initiatives, and influencing regulatory policy to accelerate the adoption of new technologies. Our R&D initiatives are performed by various business groups within the company, and we centrally manage key cross-business group product initiatives to align and prioritize our R&D activities across these groups. In addition, we may augment our R&D initiatives by investing in companies or entering into agreements with companies that have similar R&D focus areas. For example, we have an agreement with Micron for joint development of NAND flash memory technologies.

We also work with a worldwide network of academic, government, and industry researchers, scientists, and engineers in the computing and communications fields. Our network of technology professionals allows us, as well as others in our industry, to benefit from development initiatives in a variety of areas, eventually leading to innovative technologies for users. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration, and promote industry standards that will yield innovative and improved technologies for users.

Employees

In September 2006, we announced a restructuring plan that has resulted in headcount reductions, primarily through workforce reductions, attrition, and targeted business divestitures. See “Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this Form 10-K for further details regarding our restructuring actions. As of December 29, 2007, we had approximately 86,300 employees worldwide, with more than 50% of these employees located in the U.S. Worldwide, we had approximately 94,100 employees as of December 30, 2006 and 99,900 as of December 31, 2005.

Sales and Marketing

Customers

We sell our products primarily to original equipment manufacturers (OEMs) and original design manufacturers (ODMs). ODMs provide design and/or manufacturing services to branded and unbranded private-label resellers. In addition, we sell our products to other manufacturers, including makers of a wide range of industrial and communications equipment. Our customers also include PC and network communications products users who buy PC components and our other products through distributor, reseller, retail, and OEM channels throughout the world. In certain instances, we have entered into supply agreements to continue to manufacture and sell products of divested business lines to acquiring companies during certain transition periods.

Our worldwide reseller sales channel consists of thousands of indirect customers who are systems builders that purchase Intel microprocessors and other products from our distributors. We have a “boxed processor program” that allows distributors to sell Intel microprocessors in small quantities to these systems-builder customers; boxed processors are also available in direct retail outlets.

In 2007, Dell Inc. accounted for 18% of our net revenue (19% in 2006), and Hewlett-Packard Company accounted for 17% of our net revenue (16% in 2006). No other customer accounted for more than 10% of our net revenue. For information about revenue and operating profit by operating segment, and revenue from unaffiliated customers by geographic region/country, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 and “Note 22: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

Sales Arrangements

Our products are sold or licensed through sales offices throughout the world. Sales of our products are typically made via purchase orders that contain standard terms and conditions covering matters such as pricing, payment terms, and warranties, as well as indemnities for issues specific to our products, such as patent and copyright indemnities. From time to time, we may enter into additional agreements with customers covering, for example, changes from our standard terms and conditions, new product development and marketing, private-label branding, and other matters. Most of our sales are made using electronic and web-based processes that allow the customer to review inventory availability and track the progress of specific goods ordered. Pricing on particular products may vary based on volumes ordered and other factors. We also offer discounts, rebates, and other incentives to customers to increase acceptance of our products and technology.

Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue on the sale is deferred. Our standard terms and conditions of sale typically provide that payment is due at a later date, generally 30 days after shipment, delivery, or the customer’s use of the product. Our credit department sets accounts receivable and shipping limits for individual customers to control credit risk to Intel arising from outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance if necessary. Credit losses may still be incurred due to bankruptcy, fraud, or other failure of the customer to pay. See “Schedule II—Valuation and Qualifying Accounts” in Part IV of this Form 10-K for information about our allowance for doubtful receivables.

Distribution

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

Backlog

We do not believe that backlog as of any particular date is meaningful, as our sales are made primarily pursuant to standard purchase orders for delivery of products. Only a small portion of our orders is non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant.

Seasonal Trends

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

Marketing

Our corporate marketing focus is on advanced multi-core microprocessors. Multi-core microprocessors are at the center of our most advanced processor technologies, which include Intel Centrino processor technologies, Intel Core 2 processors with vPro technology, and Intel Core 2 processors with Viiv technology. The Intel Core 2 Quad, Intel Core 2 Extreme, Intel Core 2 Duo, Itanium, Intel Xeon, Pentium, and Celeron trademarks make up our processor brands. We promote brand awareness and generate demand through our own direct marketing as well as co-marketing programs. Our direct marketing activities include television, print and web-based advertising, as well as press relations, consumer and trade events, and industry and consumer communications. We market to consumer and business audiences and focus on building awareness and generating demand for increased performance, power efficiency, and new capabilities.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® program. This program broadens the reach of our brands beyond the scope of our own direct advertising. Through the Intel Inside program, certain customers are licensed to place Intel logos on computers containing our microprocessors and processor technologies, and to use our brands in marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for marketing activities for products featuring Intel brands, subject to the OEMs meeting defined criteria. These marketing activities primarily include television, web-based marketing, and print, and in the beginning of 2008, we increased our focus on web-based marketing. We have also entered into joint marketing arrangements with certain customers.

Competition

Our products compete primarily based on performance, features, price, quality, brand recognition, and availability. Our ability to compete depends on our ability to provide innovative products and worldwide support for our customers at competitive prices, including providing improved energy-efficient performance, enhanced security, manageability, and integrated solutions. In addition to our various computing, networking, and communications products, we offer platforms that incorporate various components designed and configured to work together to provide an optimized user computing solution compared to ingredients that are used separately.

The semiconductor industry is characterized by rapid advances in technology and new product introductions. As unit volumes of a particular product grow, production experience is accumulated and costs typically decrease, further competition develops, and as a result, prices decline. The life cycle of our products is very short, sometimes less than a year. Our ability to compete depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements, and develop and launch new products and platforms, while reducing our average per-unit costs. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Many companies compete with us in the various computing, networking, and communications market segments, and are engaged in the same basic business activities, including R&D. Worldwide, these competitors range in size from large established multinational companies with multiple product lines to smaller companies and new entrants to the marketplace that compete in specialized market segments. Some of our competitors may have development agreements with other companies, and in some cases our competitors may also be our customers and/or suppliers. Product offerings may cross over into multiple product categories, offering us new opportunities but also resulting in more competition. It may be difficult for us to compete in market segments where our competitors have established products and brand recognition.

We believe that our network of manufacturing facilities and assembly and test facilities gives us a competitive advantage. This network enables us to have more direct control over our processes, quality control, product cost, volume, timing of production, and other factors. These facilities require significant up-front capital spending, and many of our competitors do not own such facilities because they may not be able to afford to do so or because their business models involve the use of third-party facilities for manufacturing and assembly and test. These “fabless semiconductor companies” include Broadcom Corporation, NVIDIA Corporation, QUALCOMM Incorporated, and VIA Technologies, Inc. (VIA). Some of our competitors own portions of such facilities through investment or joint-venture arrangements with other companies. A group of foundries and assembly and test subcontractors offer their services to companies that do not own facilities or to companies needing additional capacity. These foundries and subcontractors may also offer intellectual property, design services, and other goods and services to our competitors. Competitors who outsource their manufacturing and assembly and test operations can significantly reduce their capital expenditures.

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

Microprocessors

We continue to be largely dependent on the success of our microprocessor business. Our ability to compete depends on our ability to deliver new microprocessor products with improved overall performance and/or improved energy-efficient performance at competitive prices. Some of our microprocessor competitors, such as Advanced Micro Devices, Inc. (AMD), market software-compatible products that compete with our processors. We also face competition from companies offering rival architecture designs, such as Cell Broadband Engine Architecture developed jointly by International Business Machines Corporation (IBM), Sony Corporation, and Toshiba Corporation; Power Architecture* offered by IBM; ARM architecture (Advanced RISC Machine) developed by ARM Limited; and Scalable Processor Architecture (SPARC*) offered by Sun Microsystems, Inc.

The following is a list of our main microprocessor competitors by market segment:

•	Desktop: AMD and VIA
•	Mobile: AMD and VIA
•	Enterprise: AMD, IBM, and Sun Microsystems
•	Embedded: AMD, Freescale Semiconductor, Inc., and VIA

Chipsets

Our chipsets compete in the various market segments against different types of chipsets that support either our microprocessor products or rival microprocessor products. Competing chipsets are produced by companies such as AMD (including chipsets marketed under the ATI Technologies, Inc. brand), NVIDIA, Silicon Integrated Systems Corporation (SIS), and VIA.

We also compete with companies offering graphics components and other special-purpose products used in the desktop, mobile, and enterprise market segments. One aspect of our business model is to incorporate improved performance and advanced properties into our microprocessors and chipsets, the demand for which may increasingly be affected by competition from companies, such as NVIDIA, whose business models are based on incorporating improved performance into dedicated chipsets and other components, such as graphics controllers.

Flash Memory

Our NAND flash memory products currently compete with NOR and NAND products primarily manufactured by Hynix Semiconductor Inc., Samsung Electronics Co., Ltd., SanDisk Corporation, Spansion Inc., STMicroelectronics, and Toshiba.

Connectivity

We offer products designed for wired and wireless connectivity; for the communications infrastructure, including network processors; and for networked storage. Our WiFi and WiMAX products currently compete with WiFi products manufactured by Atheros Communications, Inc. and Broadcom, and products manufactured by QUALCOMM.

Acquisitions and Strategic Investments

During 2007, we completed one acquisition qualifying as a business combination. See “Note 12: Acquisitions” in Part II, Item 8 of this Form 10-K. Also, we made two significant strategic investments that we discuss in Part II, Item 8 of this Form 10-K. See “Note 19: Ventures” for information on our investment in IM Flash Singapore, LLP (IMFS), a venture formed with Micron to manufacture NAND flash memory products, and “Note 7: Investments” for information on our investment in VMware, Inc.

During the first quarter of 2008, we expect to complete the divestiture of our NOR flash memory assets to Numonyx, and we expect to receive an ownership interest in the new company. See “Note 13: Divestitures” in Part II, Item 8 of this Form 10-K.

Intellectual Property and Licensing

Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets, trademarks, and maskwork rights. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems. We intend to license our intellectual property rights where we can obtain adequate consideration. See “Competition” in Part I, Item 1 of this Form 10-K; “Legal Proceedings” in Part I, Item 3 of this Form 10-K; and “Risk Factors” in Part I, Item 1A of this Form 10-K.

We have filed and obtained a number of patents in the U.S. and other countries. While our patents are an important element of our success, our business as a whole is not significantly dependent on any one patent. We and other companies in the computing, telecommunications, and related high-technology fields typically apply for and receive, in the aggregate, tens of thousands of overlapping patents annually in the U.S. and other countries.

We believe that the duration of the applicable patents that we are granted is adequate relative to the expected lives of our products. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted. As we expand our product offerings into new industries, we also seek to extend our patent development efforts to patent such product offerings. Established competitors in existing and new industries, as well as companies that purchase and enforce patents and other intellectual property, may already have patents covering similar products. There is no assurance that we will be able to obtain patents covering our own products, or that we will be able to obtain licenses from such companies on favorable terms or at all.

The majority of the software that we distribute, including software embedded in our component- and system-level products, is entitled to copyright protection.

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

Compliance with Environmental, Health, and Safety Regulations

We are committed to achieving high standards of environmental quality and product safety, and we strive to provide a safe and healthy workplace for our employees, contractors, and the communities in which we do business. We have environmental, health, and safety (EHS) policies and expectations that apply to our global operations. Each of our worldwide production facilities is in compliance with the International Organization for Standardization (ISO) 14001 environmental management system standard. Our internal EHS auditing program addresses not only compliance but also business risk and management systems. We focus on minimizing and properly managing the hazardous materials used in our facilities and products. We monitor regulatory and resource trends and set company-wide short- and long-term performance targets for key resources and emissions. These targets address several parameters, including energy and water use, climate change, waste recycling, and emissions. For example, we continue to take action to achieve our global greenhouse gas reduction goal by investing in energy conservation projects in our factories and working with suppliers of manufacturing tools to improve energy efficiency. We also focus on developing innovative solutions to improve the energy efficiency of our products and those of our customers. We take a holistic approach to power management, addressing the challenge at all levels, including the silicon, package, circuit, micro/macro architecture, platform, and software levels.

The production of our products requires the use of hazardous materials that are subject to a broad array of EHS laws and regulations. We actively monitor the materials used in the production of our products. We have specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. We continue to make efforts to reduce hazardous materials in our products to position us to meet various environmental restrictions on product content throughout the world. For example, processors manufactured using our new 45nm Hi-k metal gate silicon technology are manufactured using a lead-free process. As we continue to advance process technology, the materials, technologies, and products themselves become increasingly complex. Our evaluations of materials for use in R&D and production take into account EHS considerations. Compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into our “Design for EHS” programs.

We are committed to protecting the environment and human rights throughout our supply chain. We expect suppliers and subcontractors to understand and fully comply with all EHS and related laws and regulations and labor laws, including, at a minimum, those covering non-discrimination in the terms and conditions of employment, child labor, minimum wages, employee benefits, and work hours. In addition, we expect suppliers to abide by our policies, such as our Code of Conduct and the Electronic Industry Code of Conduct.

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of February 19, 2008 (ages are as of December 29, 2007):

Craig R. Barrett, age 68		Arvind Sodhani, age 53
• 2005 – present,	Chairman of the Board	• 2007 – present,	Executive VP of Intel, President of Intel
• 1998 – 2005,	Chief Executive Officer		Capital
• Member of Intel Board of Directors since 1992		• 2005 – 2007,	Senior VP of Intel, President of Intel
• Joined Intel 1974			Capital
		• 1998 – 2005,	VP, Treasurer
Paul S. Otellini, age 57		• Joined Intel 1981
• 2005 – present,	President, Chief Executive Officer
• 2002 – 2005,	President, Chief Operating Officer	Robert J. Baker, age 52
• Member of Intel Board of Directors since 2002		• 2001 – present,	Senior VP, GM of Technology and
• Member of Google, Inc. Board of Directors			Manufacturing Group
• Joined Intel 1974		• Joined Intel 1979

Andy D. Bryant, age 57		Patrick P. Gelsinger, age 46
• 2007 – present,	Executive VP, Finance and Enterprise	• 2005 – present,	Senior VP, GM of Digital Enterprise Group
	Services, Chief Administrative Officer	• 2001 – 2005,	Chief Technology Officer
• 2001 – 2007,	Executive VP, Chief Financial and	• Joined Intel 1979
Enterprise Services Officer
• Member of Columbia Sportswear Company and McKesson		William M. Holt, age 55
	Board of Directors	• 2006 – present,	Senior VP, GM of Technology and
• Joined Intel 1981			Manufacturing Group
		• 2005 – 2006,	VP, Co-GM of Technology and
Stacy J. Smith, age 45			Manufacturing Group
• 2007 – present,	VP, Chief Financial Officer	• 1999 – 2005,	VP, Director of Logic Technology
• 2006 – 2007,	VP, Assistant Chief Financial Officer		Development
• 2004 – 2006,	VP of Finance and Enterprise Services,	• Joined Intel 1974
Chief Information Officer
• 2002 – 2004,	VP of Sales and Marketing Group, General	D. Bruce Sewell, age 49
	Manager (GM) of EMEA	• 2005 – present,	Senior VP, General Counsel
• Joined Intel 1988		• 2005	VP, General Counsel
		• 2001 – 2004,	VP of Legal and Government Affairs,
Sean M. Maloney, age 51			Deputy General Counsel
• 2006 – present,	Executive VP, GM of Sales and Marketing	• Joined Intel 1995
Group, Chief Sales and Marketing Officer
• 2005 – 2006,	Executive VP, GM of Mobility Group	Thomas M. Kilroy, age 50
• 2001 – 2005,	Executive VP, GM of Intel	• 2005 – present,	VP, GM of Digital Enterprise Group
	Communications Group	• 2003 – 2005,	VP of Sales and Marketing Group,
• Member of AutoDesk, Inc. Board of Directors			Co-President of Intel Americas
• Joined Intel 1982		• 2003	VP of Sales and Marketing Group, GM of
Communication Sales Organization
David Perlmutter, age 54		• Joined Intel 1990
• 2007 – present,	Executive VP, GM of Mobility Group
• 2005 – 2007,	Senior VP, GM of Mobility Group
• 2005	VP, GM of Mobility Group
• 2000 – 2005,	VP, GM of Mobile Platforms Group
• Joined Intel 1980

ITEM 1A.  RISK FACTORS

Fluctuations in demand for our products may harm our financial results and are difficult to forecast.
If demand for our products fluctuates, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:

•	changes in business and economic conditions, including a downturn in the semiconductor industry and/or the overall economy;
•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market;
•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;
•	changes in customer product needs;
•	changes in the level of customers’ components inventory;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.

If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. In the long term, if product demand increases, we may not be able to add manufacturing or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

The semiconductor industry and our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, and by product demand that is highly variable and subject to significant downturns that may harm our business, results of operations, and financial condition.
The semiconductor industry and our operations are characterized by high costs, such as those related to facility construction and equipment, R&D, and employment and training of a highly skilled workforce, that are either fixed or difficult to reduce in the short term. At the same time, demand for our products is highly variable and there have been downturns, often in connection with maturing product cycles as well as downturns in general economic market conditions. These downturns have been characterized by reduced product demand, manufacturing overcapacity, high inventory levels, and lower average selling prices. The combination of these factors may cause our revenue, gross margin, cash flow, and profitability to vary significantly in both the short and long term.

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete.
We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to develop and market these new products successfully, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect demand for our products. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments of our assets.

Fluctuations in the mix of products sold may harm our financial results.
Because of the wide price differences among mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue and gross margin. Our financial results also depend in part on the mix of other products that we sell, such as chipsets, flash memory, and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result can harm our financial results.

Our global operations subject us to risks that may harm our results of operations and financial condition.
We have sales offices, R&D, manufacturing, and assembly and test facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations may be subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries, which could, in turn, harm our results of operations and financial condition, including:

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

In addition, although most of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could harm our business operating results and financial condition. In addition, changes in tariff and import regulations and to U.S. and non-U.S. monetary policies may harm our operating results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our operating results and financial condition by increasing our overall tax rate.

We also maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial and may increase our expenses, which could harm our results of operations.

Failure to meet our production targets, resulting in undersupply or oversupply of products, may harm our business and results of operations.
Production of integrated circuits is a complex process. Disruptions in this process can result from interruptions in our processes, errors, and difficulties in our development and implementation of new processes; defects in materials; disruptions in our supply of materials or resources; and disruptions at our fabrication and assembly and test facilities due to, for example, accidents, maintenance issues, or unsafe working conditions—all of which could affect the timing of production ramps and yields. We may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to meet or increase production as desired, resulting in higher costs or substantial decreases in yields, which could affect our ability to produce sufficient volume to meet specific product demand. The unavailability or reduced availability of certain products could make it more difficult to implement our platform strategy. We may also experience increases in yields. A substantial increase in yields could result in higher inventory levels and the possibility of resulting excess capacity charges as we slow production to reduce inventory levels. The occurrence of any of these events could harm our business and results of operations.

We may have difficulties obtaining the resources or products we need for manufacturing, assembling and testing our products, or operating other aspects of our business, which could harm our ability to meet demand for our products and may increase our costs.
We have thousands of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of those materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or could make it more difficult for us to implement our business strategy. In addition, production could be disrupted by the unavailability of the resources used in production, such as water, silicon, electricity, and gases. The unavailability or reduced availability of the materials or resources that we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of those materials or resources. The occurrence of any of these events could harm our business and results of operations.

Costs related to product defects and errata may harm our results of operations and business.
Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our manufacturing processes include, the costs of:

•	writing off the value of inventory of defective products;
•	disposing of defective products that cannot be fixed;
•	recalling defective products that have been shipped to customers;
•	providing product replacements for, or modifications to, defective products; and/or
•	defending against litigation related to defective products.

These costs could be substantial and may therefore increase our expenses and lower our gross margin. In addition, our reputation with our customers or users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. These factors could harm our financial results and the prospects for our business.

We may be subject to claims of infringement of third-party intellectual property rights, which could harm our business.
From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide it is appropriate to:

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
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, and other issues. As described in “Note 21: Contingencies” in Part II, Item 8 of this Form 10-K, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.
Our ability to enforce our patents, copyrights, software licenses, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us, which may harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

Our licenses with other companies and our participation in industry initiatives may allow other companies, including our competitors, to use our patent rights.
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
Factors that could cause actual results to differ materially from our expectations with regard to our announced restructuring include:

•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate works councils;
•	changes in assumptions related to severance and postretirement costs;
•	future dispositions;
•	new business initiatives and changes in product roadmap, development, and manufacturing;
•	changes in employment levels and turnover rates;
•	changes in product demand and the business environment; and
•	changes in the fair value of certain long-lived assets.

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

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

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

In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling, or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs, or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes, or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing and assembly and test processes.

Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process R&D and impairments of goodwill in connection with acquisitions;
•	changes in available tax credits;
•	changes in share-based compensation;
•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and
•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could reduce net income for future periods.

We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and non-marketable equity investments in private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity investment in a public or private company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our non-marketable equity investments in private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results of operations. Additionally, for cases in which we are required under equity method accounting to recognize a proportionate share of another company’s income or loss, such income and loss may impact our earnings.

Interest and other, net could vary from expectations, which could harm our results of operations.
Factors that could cause interest and other, net in our consolidated statements of income to fluctuate include:

•	fixed-income and credit market volatility;
•	fluctuations in interest rates;
•	changes in our cash and investment balances;
•	fluctuations in foreign currency exchange rates;
•	other-than-temporary impairments in the fair value of fixed-income instruments;
•	changes in our hedge accounting treatment; and
•	gains or losses from divestitures.

Our acquisitions, divestitures, and other transactions could disrupt our ongoing business and harm our results of operations.
In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements regarding possible investments, acquisitions, divestitures, and other transactions, such as joint ventures. Acquisitions and other transactions involve significant challenges and risks, including risks that:

•	we may not be able to identify suitable opportunities at terms acceptable to us;
•	the transaction may not advance our business strategy;
•	we may not realize a satisfactory return on the investment we make;
•	we may not be able to retain key personnel of the acquired business; or
•	we may experience difficulty in integrating new employees, business systems, and technology.

When we decide to sell assets or a business, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms in a timely manner, and the agreed terms and financing arrangements could be renegotiated due to changes in business or market conditions. These circumstances could delay the accomplishment of our strategic objectives or cause us to incur additional expenses with respect to businesses that we want to dispose of, or we may dispose of a business at a price or on terms that are less than we had anticipated, resulting in a loss on the transaction.

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, we may fail to complete them due to:

•	failure to obtain required regulatory or other approvals;
•	intellectual property or other litigation;
•	difficulties that we or other parties may encounter in obtaining financing for the transaction; or other factors.

Further, acquisition, divestiture, and other transactions require substantial management resources and have the potential to divert our attention from our existing business. These factors could harm our business and results of operations.

The proposed Numonyx transaction may be delayed or not consummated.
In May 2007, we announced that we entered into an agreement to form a private, independent semiconductor company with STMicroelectronics N.V. and Francisco Partners L.P., later named Numonyx (see “Note 13: Divestitures” in Part II, Item 8 of this Form 10-K). If the transaction is delayed or not consummated, we may record additional charges.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At December 29, 2007, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	28.1	15.6	43.7
Leased facilities[2]	1.7	2.7	4.4

Total facilities	29.8	18.3	48.1

[1]	Leases on portions of the land used for these facilities expire at varying dates through 2062.

[2]	Leases expire at varying dates through 2021 and generally include renewals at our option.

Our principal executive offices are located in the U.S. The majority of our wafer fabrication and R&D activities are also located in the U.S. Outside the U.S., we have wafer fabrication at our facilities in Ireland and Israel. We are building a new wafer fabrication facility in Israel, which is expected to begin production in the second half of 2008. In addition, we are building a new wafer fabrication facility in China that is expected to begin production in 2010. Our assembly and test facilities are located overseas, specifically in Malaysia, China, the Philippines, and Costa Rica. We are building a new assembly and test facility in Vietnam, which is expected to begin production in 2009. This facility will have more square footage than each of our current assembly and test facilities, which will enable us to take advantage of greater economies of scale. In addition, we have sales and marketing offices located worldwide. These facilities are generally located near major concentrations of users.

With the exception of certain facilities that we have placed for sale (see “Note 16: Restructuring and Asset Impairment Charges” in Part II, Item 8 of this Form 10-K), we believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see “Note 22: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 21: Contingencies” in Part II, Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price range of Intel common stock and dividend information may be found in “Financial Information by Quarter (Unaudited)” in Part II, Item 8 of this Form 10-K.

In each quarter during 2007, we paid a cash dividend of $0.1125 per common share, for a total of $0.45 for the year ($0.10 each quarter during 2006 for a total of $0.40 for the year). We have paid a cash dividend in each of the past 61 quarters. In January 2008, our Board of Directors declared a cash dividend of $0.1275 per common share for the first quarter of 2008. The dividend is payable on March 1, 2008 to stockholders of record on February 7, 2008.

As of February 8, 2008, there were approximately 185,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of December 29, 2007, $14.5 billion remained available for repurchase under the existing repurchase authorization. A portion of our purchases in the fourth quarter of 2007 were executed under a privately negotiated forward purchase agreement.

Common stock repurchases under our authorized plan in each quarter of 2007 were as follows (in millions, except per share amounts):

			Total
			Number of
			Shares
		Average	Purchased
	Total	Price	as Part of
	Number	Paid	Publicly
	of Shares	Per	Announced
Period	Purchased	Share	Plans
December 31, 2006–March 31, 2007	19.2	$20.82	19.2
April 1, 2007–June 30, 2007	4.6	$21.95	4.6
July 1, 2007–September 29, 2007	30.4	$24.63	30.4
September 30, 2007–December 29, 2007	57.1	$26.29	57.1

Total	111.3	$24.71	111.3

Common stock repurchases under our authorized plan during the fourth quarter of 2007 were as follows (in millions, except per share amounts):

			Total
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	That May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	Per	Announced	Under the
Period	Purchased	Share	Plans	Plans
September 30, 2007–October 27, 2007	4.0	$26.53	4.0	$15,913
October 28, 2007–November 24, 2007	18.0	$25.85	18.0	$15,449
November 25, 2007–December 29, 2007	35.1	$26.48	35.1	$14,520

Total	57.1	$26.29	57.1

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. These withheld shares are not included within the common stock repurchase totals in the tables above. See “Note 5: Common Stock Repurchases” in Part II, Item 8 of this Form 10-K for further discussion.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Dow Jones Technology Index and the Standard & Poor’s (S&P) 500 Index for the five fiscal years ended December 29, 2007. The graph and table assume that $100 was invested on December 27, 2002 (the last day of trading for the fiscal year ended December 28, 2002) in each of our common stock, the Dow Jones Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Dow Jones and Company, Inc. and Standard & Poor’s Compustat Services, Inc. furnished the data. Cumulative total stockholder returns for our common stock, the Dow Jones Technology Index, and the S&P 500 Index are based on our fiscal year.

Comparison of Five-Year Cumulative Return for Intel, the Dow Jones Technology Index, and the S&P 500 Index

	2002	2003	2004	2005	2006	2007

Intel Corporation	$100	$191	$144	$152	$123	$163
Dow Jones Technology Index	$100	$146	$151	$156	$172	$201
S&P 500 Index	$100	$127	$143	$151	$174	$185

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Millions, Except Per Share Amounts)	2007	2006	2005	2004	2003
Net revenue	$38,334	$35,382	$38,826	$34,209	$30,141
Gross margin	$19,904	$18,218	$23,049	$19,746	$17,094
Research and development	$5,755	$5,873	$5,145	$4,778	$4,360
Operating income	$8,216	$5,652	$12,090	$10,130	$7,533
Net income	$6,976	$5,044	$8,664	$7,516	$5,641
Earnings per common share
Basic	$1.20	$0.87	$1.42	$1.17	$0.86
Diluted	$1.18	$0.86	$1.40	$1.16	$0.85
Weighted average diluted shares outstanding	5,936	5,880	6,178	6,494	6,621
Dividends per share
Declared	$0.45	$0.40	$0.32	$0.16	$0.08
Paid	$0.45	$0.40	$0.32	$0.16	$0.08
Share-based compensation[1]	$952	$1,375	$—	$—	$—

(Dollars in Millions)	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004	Dec. 27, 2003
Property, plant and equipment, net	$16,918	$17,602	$17,111	$15,768	$16,661
Total assets	$55,651	$48,368	$48,314	$48,143	$47,143
Long-term debt	$1,980	$1,848	$2,106	$703	$936
Stockholders’ equity	$42,762	$36,752	$36,182	$38,579	$37,846
Additions to property, plant and equipment	$5,000	$5,860	$5,871	$3,843	$3,656
Employees (in thousands)	86.3	94.1	99.9	85.0	79.7

[1]	We began recognizing the provisions of SFAS No. 123(R) beginning in fiscal year 2006. See “Note 2: Accounting Policies” and “Note 3: Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K.

The ratio of earnings to fixed charges for each of the five years in the period ended December 29, 2007 was as follows:

2007	2006	2005	2004	2003
72x	50x	169x	107x	72x

Fixed charges consist of interest expense, the estimated interest component of rent expense, and capitalized interest.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Overall strategy and the strategy for our operating segments.
•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing 2007 to 2006 and comparing 2006 to 2005.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.
•	Business Outlook. Our forecasts for selected data points for the 2008 fiscal year.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part I, Item 1A of this Form 10-K). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 15, 2008, with the exception of the Numonyx transaction. Our forward-looking statements for 2008 reflect the expectation that the Numonyx transaction will close during the first quarter.

Overview

We make, market, and sell advanced integrated digital technology products, primarily integrated circuits, for industries such as computing and communications. Integrated circuits are semiconductor chips etched with interconnected electronic switches. Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our products include chips, boards, and other semiconductor products that are the building blocks integral to computers, servers, consumer electronics and handheld devices, and networking and communications products. Our primary component-level products include microprocessors, chipsets, and flash memory. We offer products at various levels of integration, allowing our customers the flexibility to create advanced computing and communications systems and products.

The life cycle of our products is very short, sometimes less than a year. Our ability to compete depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements, and develop and launch new products and platforms. Our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete. Maintaining scale is key to our strategy of ramping new manufacturing technologies and platforms quickly, delivering high-performance products, and lowering unit costs.

As of December 29, 2007, our operating segments included the Digital Enterprise Group, Mobility Group, NAND Products Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Software Solutions Group.

Net revenue, gross margin, and operating income for 2007 and 2006 were as follows:

(In Millions)	2007	2006
Net revenue	$38,334	$35,382
Gross margin	$19,904	$18,218
Operating income	$8,216	$5,652

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Overall microprocessor revenue continues to grow, and we continue to see a shift in our sales mix from desktop microprocessors to mobile microprocessors. Microprocessor revenue within the Mobility Group operating segment increased by 16% in 2007 compared to 2006. The growth in mobile microprocessors has outpaced the growth in desktop microprocessors, and we believe this trend will continue, with a crossover occurring as early as 2009. As demand for mobile microprocessors continues to grow in the PC market segment, system price points have expanded to include new lower prices. We expect continuing erosion in average selling prices for mobile microprocessors due to this expansion in lower price points and a continued competitive market segment. However, mobile microprocessor average selling prices remain higher than desktop microprocessor average selling prices, and therefore the shift in our mix to mobile microprocessors has a positive effect on our results. Due to the price differences among mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue.

The gross margin percentage was relatively flat in 2007 compared to 2006. During 2007, gross margin benefited from lower microprocessor unit costs as well as a mix shift toward higher margin businesses. The decline in unit costs has been possible as we continued to gain production experience on our 65nm process technology. In addition, we are running our factories at high volumes. However, during 2007 our gross margin was negatively impacted by declining average selling prices as well as higher start-up costs related to our 45nm process technology.

Our operating income grew faster than revenue during 2007 as we continued to implement our restructuring program and focused on our commitment to efficiency and on spending controls. As a result, R&D and marketing, general and administrative expenses as a percentage of revenue decreased from 34% in 2006 to 29% in 2007, and the number of employees decreased by 8% compared to the end of 2006. Results for 2007 included restructuring and asset impairment charges of $516 million, and to date we have incurred $1.1 billion in charges related to the program, which began in the third quarter of 2006. We expect to continue the program in 2008, and expect charges to decline in the second half of the year. As part of the restructuring program, we divested some of our lower margin businesses, and we expect to divest our NOR flash memory assets in the first quarter of 2008. As a result of these divestitures, we expect a negative impact on revenue and a benefit to our gross margin percentage in 2008. Our efficiency efforts have also contributed to faster factory throughput, higher yields, and improved equipment utilization. Improvements in our equipment utilization helped enable us to reduce our capital spending from $5.9 billion in 2006 to $5.0 billion in 2007.

The combination of our technological innovation and our renewed commitment to customer orientation has differentiated our products and technology from our competition and has contributed to our revenue growth, which occurred in nearly all product lines and across all geographies. We are setting the pace for innovation within the industry by executing on our plan to introduce a new microarchitecture approximately every two years and to ramp the next generation of silicon process technology in the intervening years. In 2007, we completed our transition to the Intel Core microarchitecture, initially launched in 2006, in all market segments. We also started manufacturing microprocessors using our industry-leading 45nm Hi-k metal gate silicon technology, which enables higher and more energy-efficient processor performance. Our next-generation microarchitecture is scheduled for production in the second half of 2008; and we are also developing our next-generation 32nm process technology and expect to begin manufacturing products using that technology in 2009.

From a financial condition perspective, we ended 2007 with an investment portfolio valued at $19.3 billion, consisting of cash and cash equivalents, fixed-income debt instruments included in trading assets, and short- and long-term investments. During 2007, we repurchased $2.75 billion of stock through our stock repurchase program and paid $2.6 billion to stockholders as dividends.

We exited 2007 with what we believe is the strongest combination of products, manufacturing, and silicon technology leadership in our history as we continue to ramp our 45nm process technology and plan to introduce our next-generation microarchitecture in 2008. Also in 2008, we plan to introduce products geared to future growth markets. Specifically, we plan to introduce new microprocessors, code-named “Silverthorne,” that are designed for notebooks, low-power and low-cost products, MIDs, and consumer electronics devices. In addition to our microprocessor and chipset development, we expect to make significant investments in R&D in 2008 in growth areas such as system-on-a-chip, MIDs, embedded applications, consumer electronics, and graphics. Although there is uncertainty in the global economy, we are planning for another year of growth in which profits grow faster than revenue and our investments in products, manufacturing, and silicon technology continue to generate competitive advantages.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Strategy

Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design and manufacture of integrated circuits, as well as our financial resources, global presence, and brand recognition. We believe that we have the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly.

Some of our key focus areas are listed below:

•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms with ingredients designed and configured to work together to provide an optimized user computing solution compared to ingredients that are used separately.
•	Energy-Efficient Performance. We believe that users of computing and communications systems and devices want improved overall and energy-efficient performance. Improved overall performance can include faster processing performance and other capabilities such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, security, manageability, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance involves balancing the addition of these and other types of improved performance factors with lower power consumption. Our microprocessors have one, two, or four processor cores, and we continue to develop processors with an increasing number of cores, which enable improved multitasking and energy efficiency.
•	Design and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence. For more information, see “Research and Development” in Part I, Item 1 of this Form 10-K.
•	Strategic Investments. We make equity investments in companies around the world to further our strategic objectives and to support our key business initiatives, including investments through our Intel Capital program. We generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investment focus areas include those that we believe help to enable mobile wireless devices, advance the digital home, enhance the digital enterprise, advance high-performance communications infrastructures, and develop the next generation of silicon process technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.
•	Business Environment and Software. We plan to continue to cultivate new businesses and work to encourage the industry to offer products that take advantage of the latest market trends and usage models. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer. Lastly, through our Software and Solutions Group, we help enable and advance the computing ecosystem by developing value-added software products and services.

We believe that the proliferation of the Internet, including user demand for premium content and rich media, is the primary driver of the need for greater performance in PCs and servers. A growing number of older PCs are increasingly incapable of handling the tasks that users are demanding, such as streaming video, uploading photos, and online gaming. As these tasks become even more demanding and require more computing power, we believe that users will need and want to buy new PCs to perform everyday tasks on the Internet. We also believe that increased Internet traffic is creating a need for greater server infrastructure, including server products optimized for energy-efficient performance.

We have experienced an overall shift in sales mix from desktop microprocessors to mobile microprocessors. We believe that, based on customer demand and market trends, mobile microprocessor shipments will exceed desktop microprocessor shipments as early as 2009. Mobile microprocessors generally have higher average selling prices compared to desktop microprocessors, so the continued shift in sales mix to mobile microprocessors is expected to positively impact our revenue. Therefore, our strategy focuses on advancing mobile microprocessors to accelerate this shift in sales mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

We are investing in areas in which we believe the application of highly integrated Intel® architecture provides growth opportunities, such as scalable, high-performance visual computing solutions that integrate vivid graphics and supercomputing performance for scientific, financial services, and other compute-intensive applications. In addition, our design and manufacturing technology leadership, including the recent introduction of our new 45nm process technology, allows us to develop low-cost, low-power microprocessors for new uses and form factors. We believe that these new microprocessors will give us the ability to extend Intel architecture and drive growth in new market segments, including MIDs, a new category of small, mobile consumer devices enabling a PC-like Internet experience; consumer electronics devices, which will deliver media and services to set-top boxes and TVs over broadband Internet connections; and ultra-low-cost PCs designed for emerging markets. We believe that the common elements for products in these new market segments are low power, low cost, and the ability to access the Internet.

Strategy by Operating Segment

Our Digital Enterprise Group (DEG) offers computing and communications products for businesses, service providers, and consumers. DEG products are incorporated into desktop computers, enterprise computer servers, workstations, and products that make up the infrastructure for the Internet. We also offer products for embedded designs, such as industrial equipment, point-of-sale systems, panel PCs, automotive information/entertainment systems, and medical equipment. Within DEG, our largest market segments are in desktop and enterprise computing. Our strategy for the desktop computing market segment is to offer products that provide increased manageability, security, and energy-efficient performance while at the same time lowering total cost of ownership for businesses. Our strategy for the enterprise computing market segment is to offer products that provide energy-efficient performance, ease of use, manageability, reliability, and security for entry-level to high-end servers and workstations.

The strategy for our Mobility Group is to offer notebook PC products designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of smaller, lighter, and thinner form factors. We are also increasing our focus on notebooks designed for the business environment by offering products that provide increased manageability and security, and we continue to invest in the build-out of WiMAX. For the ultra-mobile market segment, we offer energy-efficient products that are designed primarily for mobile processing of digital content and Internet access, and we are developing new products to support this evolving market segment, including products for MIDs and ultra-mobile PCs.

The strategy for our NAND Products Group is to offer advanced NAND flash memory products, primarily used in digital audio players, memory cards, and system-level applications, such as solid-state drives. In support of our strategy to provide advanced flash memory products, we continue to focus on the development of innovative products designed to address the needs of customers for reliable, non-volatile, low-cost, high-density memory.

For the Flash Memory Group, we expect to complete the divestiture of our NOR flash memory assets to Numonyx during the first quarter of 2008. We expect to enter into supply and transition service agreements to provide products, services, and support to Numonyx following the close of the transaction. See “Note 13: Divestitures” in Part II, Item 8 of this Form 10-K.

The strategy for our Digital Home Group is to offer products for use in PCs and in-home consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home. We are focusing on the design of components for high-end enthusiast PCs, mainstream PCs with rich audio and video capabilities, and consumer electronic devices such as digital TVs, high-definition media players, and set-top boxes.

The strategy for our Digital Health Group is to design and deliver technology-enabled products and explore global business opportunities in healthcare information technology, healthcare research, and productivity, as well as personal healthcare. In support of this strategy, we are focusing on the design of technology solutions and platforms for the digital hospital and consumer/home health products.

The strategy for our Software and Solutions Group (SSG) is to promote Intel architecture as the platform of choice for software and services. SSG works with the worldwide software and services ecosystem by providing software products, engaging with developers, and driving strategic software investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•	the valuation of non-marketable equity investments, which impacts net gains (losses) on equity investments when we record impairments;
•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation;
•	the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions), which impact our tax provision;
•	the valuation of inventory, which impacts gross margin; and
•	the valuation and recognition of share-based compensation, which impact gross margin; R&D expenses; and marketing, general and administrative expenses.

Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Non-Marketable Equity Investments

We regularly invest in non-marketable equity investments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $3.4 billion at December 29, 2007 ($2.8 billion at December 30, 2006) and included our investment in IMFT of $2.2 billion ($1.3 billion at December 30, 2006). Our non-marketable equity investments are classified in other long-term assets on the consolidated balance sheets.

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

We review our investments quarterly for indicators of impairment; however, for non-marketable equity investments, the impairment analysis requires significant judgment to identify events or circumstances that would significantly harm the fair value of the investment. The indicators that we use to identify those events or circumstances include:

•	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
•	the technological feasibility of the investee’s products and technologies;
•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•	the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. For non-marketable equity investments that we do not consider viable from a financial or technological point of view, we write down the entire investment, since we consider the estimated fair value to be nominal. Over the past 12 quarters, including the fourth quarter of 2007, impairments of non-marketable equity investments have ranged between $10 million and $44 million per quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the fourth quarter of 2007, impairments and accelerated depreciation of long-lived assets have ranged between $1 million and $320 million per quarter. This range includes restructuring charges for asset impairments between zero and $317 million per quarter.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (FIN 48), and related guidance (see “Note 17: Taxes” in Part II, Item 8 of this Form 10-K). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to forecast the demand accurately, we could be required to write off inventory, which would negatively impact our gross margin.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Shared-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Total share-based compensation during 2007 was $952 million ($1.4 billion in 2006). Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant require judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective.

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

Due to significant differences in the vesting terms and contractual life of current option grants compared to the majority of our historical grants, management does not believe that our historical share option exercise data provides us with sufficient evidence to estimate expected term. Therefore, we use the simplified method of calculating expected life described in the SEC’s Staff Accounting Bulletin 107 (SAB 107). In December 2007, the SEC issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of option awards and the increase in total fair value during 2007 and 2006 were as follows:

	2007		2006
	Weighted Average	Increase in Total	Weighted Average	Increase in Total
	Fair Value Per	Fair Value[1]	Fair Value Per	Fair Value[1]
	Share	(In Millions)	Share	(In Millions)
As reported	$5.79		$5.21
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$6.56	$20	$5.92	$36
Increase expected life by 1 year	$6.24	$12	$5.68	$24

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the service period, net of estimated forfeitures.

[2]	For example, an increase from 26% reported volatility for 2007 to a hypothetical 31% volatility.

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly adjustments in the estimated forfeiture rates can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization after January 1, 2006 in the period in which the estimated forfeiture rates are adjusted. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than our previously estimated forfeiture rate, we make an adjustment that will result in a decrease in the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase in the expense recognized in the financial statements. These adjustments affect our gross margin; R&D expenses; and marketing, general and administrative expenses. The effect of forfeiture adjustments in 2006 and 2007 was insignificant. We record cumulative adjustments to the extent that the related expense is recognized in the financial statements, beginning with implementation of SFAS No. 123(R) in the first quarter of 2006. Therefore, the potential impact from cumulative forfeiture adjustments will increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and from our forecasts due to adjustments in the assumed forfeiture rates.

Recent Accounting Pronouncements and Accounting Changes

See “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K for a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2007		2006		2005
		% of		% of		% of
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Net revenue	$38,334	100.0%	$35,382	100.0%	$38,826	100.0%
Cost of sales	18,430	48.1%	17,164	48.5%	15,777	40.6%

Gross margin	19,904	51.9%	18,218	51.5%	23,049	59.4%

Research and development	5,755	15.0%	5,873	16.6%	5,145	13.3%
Marketing, general and administrative	5,401	14.1%	6,096	17.2%	5,688	14.7%
Restructuring and asset impairment charges	516	1.3%	555	1.6%	—	—
Amortization of acquisition-related intangibles and costs	16	0.1%	42	0.1%	126	0.3%

Operating income	8,216	21.4%	5,652	16.0%	12,090	31.1%
Gains (losses) on equity investments, net	157	0.4%	214	0.6%	(45)	(0.1)%
Interest and other, net	793	2.1%	1,202	3.4%	565	1.5%

Income before taxes	9,166	23.9%	7,068	20.0%	12,610	32.5%
Provision for taxes	2,190	5.7%	2,024	5.7%	3,946	10.2%

Net income	$6,976	18.2%	$5,044	14.3%	$8,664	22.3%

Diluted earnings per share	$1.18		$0.86		$1.40

The following table sets forth revenue information of geographic regions for the periods indicated:

	2007		2006		2005
		% of		% of		% of
(Dollars in Millions)	Dollars	Total	Dollars	Total	Dollars	Total
Asia-Pacific	$19,432	51%	$17,477	49%	$19,330	50%
Americas	7,715	20%	7,512	21%	7,574	19%
Europe	7,262	19%	6,587	19%	8,210	21%
Japan	3,925	10%	3,806	11%	3,712	10%

Total net revenue	$38,334	100%	$35,382	100%	$38,826	100%

Our net revenue was $38.3 billion in 2007, an increase of 8% compared to 2006. Higher microprocessor unit sales were partially offset by lower microprocessor average selling prices. Higher mobile chipset unit sales also contributed to the increase in net revenue.

Lower NOR flash memory revenue was mostly offset by the ramp of our NAND flash memory business. The decrease in NOR flash memory revenue was due to a significant decline in average selling prices. Lower royalty revenue was offset by higher unit sales.

Revenue in the Asia-Pacific region increased 11% and revenue in the Europe region increased 10% in 2007 compared to 2006, and revenue in both the Americas region and Japan increased 3% in 2007 compared to 2006. Revenue from both mature and emerging markets increased in 2007 compared to 2006. While the revenue in mature markets increased in all four geographic regions, the majority of the growth in revenue occurred in the Asia-Pacific region. A substantial majority of the increase in emerging markets also occurred in the Asia-Pacific region.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Our overall gross margin dollars for 2007 were $19.9 billion, an increase of $1.7 billion, or 9%, compared to 2006. Our overall gross margin percentage was relatively flat at 51.9% in 2007 compared to 51.5% in 2006. The gross margin percentage increase in the Digital Enterprise Group operating segment was mostly offset by a decrease in the gross margin percentage in the Mobility Group operating segment and costs associated with the ramp of our NAND flash memory business. We derived most of our overall gross margin dollars and operating profit in 2007 and 2006 from the sale of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

Our net revenue was $35.4 billion in 2006, a decrease of 9% compared to 2005. Substantially all of the decrease was due to significantly lower average selling prices of microprocessors. Fiscal year 2006 was a 52-week fiscal year in contrast to fiscal year 2005, which was a 53-week fiscal year.

Revenue from sales of NOR flash memory products decreased in 2006 compared to 2005, primarily due to lower average selling prices, partially offset by higher royalty revenue. In 2006, we began shipping NAND flash memory products manufactured by IMFT.

Revenue in the Asia-Pacific region decreased 10% and revenue in the Europe region decreased 20% in 2006 compared to 2005. These decreases were slightly offset by revenue in Japan, which increased slightly in 2006 compared to 2005. Revenue in the Americas region was approximately flat in 2006 compared to 2005. Mature and emerging markets both declined in 2006 compared to 2005. The decrease within mature markets occurred in the Europe and Asia-Pacific regions, and a substantial majority of the decrease within the emerging markets occurred in the Europe and Asia-Pacific regions.

Our overall gross margin dollars for 2006 were $18.2 billion, a decrease of $4.8 billion, or 21%, compared to 2005. Our overall gross margin percentage decreased to 51.5% in 2006 from 59.4% in 2005. The gross margin percentage for the Digital Enterprise Group and the Mobility Group were both lower in 2006 compared to 2005. A mix shift of our total revenue to the Mobility Group, which has a higher gross margin percentage, slightly offset these decreases to the overall gross margin. We derived most of our overall gross margin dollars in 2006 and 2005 from the sale of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. The 2006 gross margin included the impact of share-based compensation, which we began recognizing in 2006. The 2005 gross margin was affected by a litigation settlement agreement with MicroUnity, Inc. in which we recorded a $140 million charge to cost of sales, of which $110 million was allocated to the Digital Enterprise Group and $30 million was allocated to the Mobility Group.

Digital Enterprise Group

The revenue and operating income for the Digital Enterprise Group (DEG) for the three years ended December 29, 2007 were as follows:

(In Millions)	2007	2006	2005
Microprocessor revenue	$15,234	$14,606	$19,412
Chipset, motherboard, and other revenue	5,106	5,270	5,725

Net revenue	$20,340	$19,876	$25,137
Operating income	$5,169	$3,510	$9,020

Net revenue for the DEG operating segment increased by $464 million, or 2%, in 2007 compared to 2006. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. The increase in microprocessor revenue was due to higher microprocessor unit sales and higher enterprise average selling prices. These increases were partially offset by lower desktop average selling prices in a competitive pricing environment. The decrease in chipset, motherboard, and other revenue was due to lower motherboard unit sales as well as a decrease in communications infrastructure revenue, which is primarily due to divestitures of certain communications infrastructure businesses that were completed in 2006 and 2007. Partially offsetting these decreases was higher chipset revenue.

Operating income increased by $1.7 billion, or 47%, in 2007 compared to 2006. The increase in operating income was primarily due to lower desktop microprocessor unit costs and lower operating expenses, and to a lesser extent, sales of desktop microprocessor inventory that had been previously written off. Partially offsetting these increases were higher chipset unit costs and approximately $425 million of higher start-up costs, primarily related to our 45nm process technology. In 2007, we began including shared-based compensation in the computation of operating income (loss) for each operating segment and adjusted the 2006 operating segment results to reflect this change.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

For 2006, net revenue for the DEG operating segment decreased by $5.3 billion, or 21%, compared to 2005. The decline in net revenue was mostly due to a significant decline in microprocessor revenue, and to a lesser extent, a decline in chipset, motherboard, and other revenue. The decline in microprocessor revenue was due to lower average selling prices and unit sales of desktop microprocessors. Enterprise microprocessor revenue increased in 2006. The decline in chipset, motherboard, and other revenue was due equally to lower chipset revenue and motherboard revenue.

Operating income decreased by $5.5 billion, or 61%, in 2006 compared to 2005. Substantially all of the decrease was due to the revenue decline. Higher microprocessor unit costs, along with $210 million of higher factory under-utilization charges, were offset by approximately $540 million of lower start-up costs. Unit costs were higher in 2006 compared to 2005 due primarily to a mix shift to dual-core microprocessors. Results for 2006 included the recognition of share-based compensation. Results for 2005 did not include share-based compensation. Results for 2005 included a charge related to a settlement agreement with MicroUnity.

Mobility Group

The revenue and operating income for the Mobility Group (MG) for the three years ended December 29, 2007 were as follows:

(In Millions)	2007	2006	2005
Microprocessor revenue	$10,660	$9,212	$8,704
Chipset and other revenue	4,021	3,097	2,427

Net revenue	$14,681	$12,309	$11,131
Operating income	$5,606	$4,595	$5,335

Net revenue for the MG operating segment increased by $2.4 billion, or 19%, in 2007 compared to 2006. Microprocessor revenue increased by $1.4 billion, or 16%, in 2007 compared to 2006, while chipsets and other revenue increased by $924 million, or 30%, in 2007 compared to 2006. The increase in microprocessor revenue was due to a significant increase in unit sales, partially offset by significantly lower average selling prices. The increase in chipset and other revenue was due to higher unit sales of chipsets, and to a lesser extent, higher revenue from sales of cellular baseband products. In the fourth quarter of 2006, we sold certain assets of the business line that included application and cellular baseband processors used in handheld devices; however, in 2007 we continued to manufacture and sell these products as part of a manufacturing and transition services agreement.

Operating income increased by $1.0 billion, or 22%, in 2007 compared to 2006. The increase in operating income was primarily due to higher revenue. Lower microprocessor unit costs were more than offset by approximately $330 million of higher start-up costs, primarily related to our 45nm process technology. Lower unit costs on wireless connectivity and cellular baseband products were offset by higher chipset unit costs. Operating expenses were higher in 2007 compared to 2006; however, operating expenses as a percentage of revenue decreased in 2007 compared to 2006.

For 2006, net revenue for the MG operating segment increased by $1.2 billion, or 11%, compared to 2005. Microprocessor revenue increased by $508 million, or 6%, in 2006 compared to 2005, while chipsets and other revenue increased by $670 million, or 28%, in 2006 compared to 2005. The increase in microprocessor revenue was due to higher unit sales, largely offset by lower average selling prices. The majority of the increase in chipset and other revenue was due to higher revenue from sales of chipsets, and to a lesser extent, higher revenue from sales of wireless connectivity products. Sales of these products increased primarily due to increased sales of our Intel Centrino processor technologies.

Operating income decreased by $740 million, or 14%, in 2006 compared to 2005. The decline was primarily caused by higher operating expenses, due in part to the recognition of share-based compensation. Results for 2005 did not include share-based compensation. The effects of higher revenue were offset by higher unit costs for microprocessors. Start-up costs were approximately $170 million lower in 2006 compared to 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Operating Expenses

Operating expenses for the three years ended December 29, 2007 were as follows:

(In Millions)	2007	2006	2005
Research and development	$5,755	$5,873	$5,145
Marketing, general and administrative	$5,401	$6,096	$5,688
Restructuring and asset impairment charges	$516	$555	$—
Amortization of acquisition-related intangibles and costs	$16	$42	$126

Research and Development. R&D spending decreased $118 million, or 2%, in 2007 compared to 2006, and increased $728 million, or 14%, in 2006 compared to 2005. The decrease in 2007 compared to 2006 was primarily due to lower process development costs as we transitioned from R&D to manufacturing using our 45nm process technology, partially offset by higher profit-dependent compensation. The increase in 2006 compared to 2005 was primarily due to share-based compensation resulting from the implementation of SFAS No. 123(R) in 2006, and to a lesser extent, higher development costs driven by our 45nm process technology.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased $695 million, or 11%, in 2007 compared to 2006, and increased $408 million, or 7%, in 2006 compared to 2005. The decrease in 2007 compared to 2006 was primarily due to lower headcount, lower share-based compensation, and lower cooperative advertising expenses, partially offset by higher profit-dependent compensation. The increase in 2006 compared to 2005 was primarily due to share-based compensation resulting from the implementation of SFAS No. 123(R) in 2006, and to a lesser extent, higher headcount. Partially offsetting these increases were lower marketing program spending and lower profit-dependent compensation.

R&D along with marketing, general and administrative expenses were 29% of net revenue in 2007, 34% of net revenue in 2006, and 28% of net revenue in 2005. Fiscal year 2005 included 53 weeks. The percentage decline in 2007 compared to 2006 is an indication of our progress toward improving our cost structure and efficiency as we grew revenue at a faster rate than operating expenses.

Restructuring and Asset Impairment Charges. In the third quarter of 2006, management approved several actions that were recommended by our structure and efficiency task force as part of a restructuring plan designed to improve operational efficiency and financial results. Some of these activities involve cost savings or other actions that do not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. The efficiency program includes headcount targets for various groups within the company, and these targets are being met through ongoing employee attrition and terminations. In addition, business divestitures further reduce our headcount.

Restructuring and asset impairment charges for the three years ended December 29, 2007 were as follows:

(In Millions)	2007	2006	2005
Employee severance and benefit arrangements	$289	$238	$—
Asset impairments	227	317	—

Total restructuring and asset impairment charges	$516	$555	$—

During 2006, we completed the divestiture of three businesses concurrently with the ongoing execution of our efficiency program. See “Note 13: Divestitures” in Part II, Item 8 of this Form 10-K for further discussion. In connection with the divestiture of certain assets of our communications and application processor business, we recorded impairment charges of $103 million related to the write-down of manufacturing tools to their fair value, less the cost to dispose of the assets. We determined the fair value using a market-based valuation technique. In addition, as a result of both this divestiture and a subsequent assessment of our worldwide manufacturing capacity operations, we placed for sale our fabrication facility in Colorado Springs, Colorado. This plan resulted in an impairment charge of $214 million to write down to fair value the land, building, and equipment asset grouping that has been principally used to support our communications and application processor business. We determined the fair market value of the asset grouping using an average of the results from using the cost approach and market approach valuation techniques.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

During 2007, we incurred an additional $54 million in asset impairment charges as a result of softer than anticipated market conditions related to the Colorado Springs facility. Also, we recorded land and building write-downs related to certain facilities in Santa Clara, California. In addition, during the fourth quarter we incurred $85 million in asset impairment charges related to the anticipated divestiture of our NOR flash memory business. The impairment charges were determined using the revised fair value, less selling costs, that we expected to receive upon completion of the divestiture. See “Note 13: Divestitures” in Part II, Item 8 of this Form 10-K for further information on this divestiture, which is expected to be completed during the first quarter of 2008.

The following table summarizes the restructuring and asset impairment activity for 2006 and 2007:

	Employee Severance
(In Millions)	and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2005	$—	$—	$—
Additional accruals	238	317	555
Adjustments	—	—	—
Cash payments	(190)	—	(190)
Non-cash settlements	—	(317)	(317)

Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	299	227	526
Adjustments	(10)	—	(10)
Cash payments	(210)	—	(210)
Non-cash settlements	—	(227)	(227)

Accrued restructuring balance as of December 29, 2007	$127	$—	$127

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges on the consolidated statements of income. The remaining accrual as of December 29, 2007 was related to severance benefits that we recorded as a current liability within accrued compensation and benefits on the consolidated balance sheets.

From the third quarter of 2006 through the fourth quarter of 2007, we incurred a total of $1.1 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $527 million related to employee severance and benefit arrangements due to the termination of approximately 9,900 employees, of which 7,700 employees had left the company as of December 29, 2007. A substantial majority of these employee terminations affected employees within manufacturing, information technology, and marketing. Of the employee severance and benefit charges incurred as of December 29, 2007, we had paid $400 million. The restructuring and asset impairment charges also included $544 million in asset impairment charges.

We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $1.0 billion, a portion of which we began to realize in the third quarter of 2006. We are realizing these savings within marketing, general and administrative expenses, cost of sales, and R&D. Our outlook for the first quarter of 2008 is for additional restructuring and asset impairment charges of $100 million. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities.

Amortization of Acquisition-Related Intangibles and Costs. Amortization of acquisition-related intangibles and costs was $16 million in 2007 ($42 million in 2006 and $126 million in 2005). The decreased amortization each year compared to the previous year was primarily due to a portion of the intangibles related to prior acquisitions becoming fully amortized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Gains (losses) on Equity Investments, Interest and Other, and Provision for Taxes

Gains (losses) on equity investments, net; interest and other, net; and provision for taxes for the three years ended December 29, 2007 were as follows:

(In Millions)	2007	2006	2005
Gains (losses) on equity investments, net	$157	$214	$(45)
Interest and other, net	$793	$1,202	$565
Provision for taxes	$(2,190)	$(2,024)	$(3,946)

Net gains on equity investments were $157 million in 2007 compared to $214 million in 2006. During 2007, we recognized higher losses from our equity method investments, primarily from our investment in Clearwire Corporation. In addition, we recognized higher impairment charges, partially offset by higher gains on sales of equity investments and other equity transactions. Impairment charges were $120 million in 2007.

Net gains on equity investments were $214 million in 2006 compared to net losses of $45 million in 2005. During 2006, we recognized higher gains on sales of equity investments and lower impairment charges compared to 2005. Net gains on equity investments in 2006 included the gain of $103 million on the sale of a portion of our investment in Micron, which was sold for $275 million. Impairment charges were $79 million in 2006 compared to $208 million in 2005. During 2005, impairment charges included a $105 million impairment charge on our investment in Micron.

Interest and other, net decreased to $793 million in 2007 compared to $1.2 billion in 2006, primarily due to lower divestiture gains, partially offset by higher interest income resulting primarily from higher average investment balances, and to a lesser extent higher interest rates. Interest and other, net increased to $1.2 billion in 2006 compared to $565 million in 2005, reflecting net gains of $612 million for three divestitures (see “Note 13: Divestitures” in Part II, Item 8 of this Form 10-K) and higher interest income as a result of higher interest rates, partially offset by lower average investment balances.

Our effective income tax rate was 23.9% in 2007 (28.6% in 2006 and 31.3% in 2005). The rate decreased in 2007 compared to 2006, primarily due to the reversal of previously accrued taxes of $481 million (including $50 million of accrued interest) related to settlements with the U.S. Internal Revenue Service in the first and second quarters of 2007. Our effective income tax rate was lower in 2006 compared to 2005, primarily due to a higher percentage of our profits being derived from lower tax jurisdictions. In addition, the rate for 2005 included an increase to the tax provision of approximately $265 million as a result of the decision to repatriate non-U.S. earnings under the American Jobs Creation Act of 2004. Partially offsetting the decrease in the effective tax rate was the impact of share-based compensation. In 2006, the phasing out of the tax benefit for export sales only slightly increased the effective tax rate compared to 2005, given the decrease in income before taxes.

Share-Based Compensation

Share-based compensation totaled $952 million in 2007, $1.4 billion in 2006, and zero in 2005. Share-based compensation was included in cost of sales and operating expenses. We adopted SFAS No. 123(R) under the modified prospective transition method, effective beginning in 2006. Prior to the adoption of SFAS No. 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no share-based compensation was recognized in net income. The decrease in share-based compensation from 2006 to 2007 was a result of fewer equity awards vesting in 2007 compared to 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

As of December 29, 2007, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	Unrecognized
	Share-Based	Weighted
	Compensation	Average
(Dollars in Millions)	Costs	Period
Stock options	$524	1.1 years
Restricted stock units	$707	1.6 years
Stock purchase plan	$16	1 month

Liquidity and Capital Resources

Cash, short-term investments, fixed-income debt instruments included in trading assets, and debt at the end of each period were as follows:

	Dec. 29,	Dec. 30,
(Dollars in Millions)	2007	2006
Cash, short-term investments, and fixed-income debt instruments included in trading assets	$14,871	$9,552
Short-term and long-term debt	$2,122	$2,028
Debt as % of stockholders’ equity	5.0%	5.5%

In summary, our cash flows were as follows:

(In Millions)	2007	2006	2005
Net cash provided by operating activities	$12,625	$10,632	$14,851
Net cash used for investing activities	(9,926)	(4,988)	(6,415)
Net cash used for financing activities	(1,990)	(6,370)	(9,519)

Net increase (decrease) in cash and cash equivalents	$709	$(726)	$(1,083)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For 2007 compared to 2006, the increase in cash provided by operating activities was primarily due to higher net income. Changes to working capital in 2007 from 2006 were approximately flat, with a decrease in inventory levels in 2007 compared to an increase in 2006, offset by higher purchases of trading assets exceeding maturities. Lower product costs and the reclassification of NOR inventory to held for sale in conjunction with our anticipated divestiture of the NOR flash memory business contributed to the lower inventory balance in 2007. In comparison, our inventory increased in 2006 as a result of higher product costs. In 2007, we began designating floating-rate securitized financial instruments purchased after 2006 as trading assets.

For 2007 and 2006, our two largest customers accounted for 35% of our net revenue. In 2007, one of these customers accounted for 18% of our net revenue (19% in 2006) and another customer accounted for 17% of our net revenue (16% in 2006). Additionally, these two largest customers accounted for 35% of our accounts receivable at December 29, 2007 and December 30, 2006.

For 2006 compared to 2005, the largest contributing factors to the decrease in cash provided by operating activities were lower net income, lower net maturities of trading assets, and changes in the amount of estimated tax payments, partially offset by a decrease in accounts receivable balances. Fiscal year 2006 included share-based compensation charges of $1.4 billion (zero for 2005).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Investing Activities

Investing cash flows consist primarily of capital expenditures and net investment purchases, maturities, and disposals. For 2007 compared to 2006, the increase in cash used for investing activities was primarily due to higher purchases of available-for-sale investments. Lower capital spending was mostly offset by lower proceeds from divestitures.

During 2007, we purchased more available-for-sale investments, particularly short-term, highly liquid investments, as our level of cash available to invest increased. We received lower cash from divestitures: $32 million for one divestiture in 2007 compared to $752 million for three divestitures in 2006 (see “Note 13: Divestitures” in Part II, Item 8 of this Form 10-K). Our capital expenditures were $5.0 billion in 2007 and were primarily for the ramping of our new fabrication facilities. Capital expenditures for fiscal 2008 are currently expected to be approximately $5.2 billion, plus or minus $200 million. Capital expenditures during fiscal 2008 are expected to be funded by cash flows from operating activities. Capital expenditures were $5.9 billion in 2006 and 2005.

The decrease in cash used in investing activities in 2006 compared to 2005 was primarily due to higher net maturities and sales of available-for-sale investments, cash received from divestitures in 2006, and the sale of a portion of our investment in Micron for $275 million. Partially offsetting these impacts, in 2006 we paid $600 million in cash for our equity investment in Clearwire and $615 million in cash for our equity investment in IMFT. In addition to the $615 million paid in cash, our initial investment in IMFT of $1.2 billion included the issuance of $581 million in notes (reflected as a financing activity) and a capital contribution of $128 million.

Financing Activities

Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, and proceeds from sales of shares through employee equity incentive plans.

For 2007 compared to 2006, the lower cash used in financing activities was primarily due to an increase in proceeds from sales of shares through employee equity incentive plans and a decrease in repurchases and retirement of common stock. Proceeds from sales of shares through employee equity incentive plans totaled $3.1 billion in 2007 compared to $1.0 billion in 2006, due to a higher volume of exercises of stock options because of our stock price trading at higher levels in 2007 compared to 2006, and a higher weighted average exercise price. During 2007, we repurchased 111 million shares of common stock as part of our common stock repurchase program at a cost of $2.75 billion (226 million shares at a cost of $4.6 billion during 2006). As of December 29, 2007, $14.5 billion remained available for repurchase under the existing repurchase authorization of $25 billion. We base our level of stock repurchases on internal cash management decisions, and this level may fluctuate. Our dividend payments for 2007 were $2.6 billion. On January 17, 2008, our Board of Directors declared a cash dividend of $0.1275 per common share for the first quarter of 2008, which represents a 13% increase in our quarterly cash dividend amount.

The lower cash used in financing activities in 2006 compared to 2005 was primarily due to a decrease in repurchases and retirement of common stock, partially offset by additions to long-term debt in 2005 of $1.7 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Liquidity

Cash generated by operations is used as our primary source of liquidity. As of December 29, 2007, we also had an investment portfolio valued at $19.3 billion, consisting of cash and cash equivalents, fixed-income debt instruments included in trading assets, and short- and long-term investments. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the substantial majority of the issuers are rated AA/Aa2 or better. In addition to requiring all investments with original maturities of up to six months to be rated at least A-1/P-1 by Standard & Poors/Moody’s, our investment policy specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities beyond three years require a minimum rating of AA-/Aa3. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions, which are reviewed annually by the Finance Committee of our Board of Directors. As of December 29, 2007, $9.5 billion of our portfolio had a remaining maturity of less than three months, and a substantial majority of our investments have remaining maturities of two years or less. In 2007, we did not recognize any other-than-temporary impairments on our portfolio of available-for-sale investments. During 2007, $24 million of unrealized losses were recognized related to debt instruments classified as trading assets, and as of December 29, 2007, $62 million of losses were unrealized related to debt instruments classified as available-for-sale. Substantially all of our unrealized losses can be attributed to fair value fluctuations in an unstable credit environment. As of December, 29, 2007, only $125 million of our investments did not comply with our credit guidelines, due to rating downgrades after the initial investment. However, these investments continue to be rated as investment-grade securities.

Our portfolio includes $1.8 billion of asset-backed securities collateralized by first-lien mortgages, credit card debt, student loans, and auto loans. As of December 29, 2007, approximately one-third of our asset-backed securities were collateralized by first-lien mortgages. The mortgage-backed securities have an 80% loan-to-value ratio on average, and they include only first-lien mortgages. The average subordination level of the securities that we held as of December 29, 2007 was 27% (ranging from 18% to 40%), implying that the mortgage pool would have to suffer losses beyond those levels before our securities experience realized losses. In 2007, our asset-backed securities experienced unrealized fair value declines totaling $42 million of which $19 million was recognized in our income statement for those classified under trading assets. As of December 29, 2007, all of our investments in asset-backed securities were rated AAA/Aaa, and the weighted average remaining maturity was less than two years.

We have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested.

We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures in accordance with the policies approved by our Board of Directors. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

Another potential source of liquidity is authorized borrowings, including commercial paper, of up to $3.0 billion. There were no borrowings under our commercial paper program during 2007. We also have an automatic shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity, and other securities.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases, and potential acquisitions or strategic investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Contractual Obligations

The following table summarizes our significant contractual obligations at December 29, 2007:

	Payments Due by Period
		Less than			More than
(In Millions)	Total	1 Year	1–3 years	3–5 years	5 Years
Operating lease obligations	$320	$95	$117	$56	$52
Capital purchase obligations[1]	2,289	2,283	6	—	—
Other purchase obligations and commitments[2]	1,662	600	925	137	—
Long-term debt obligations[3]	3,653	73	305	133	3,142
Other long-term liabilities[3,4]	1,444	308	345	187	604

Total[5]	$9,368	$3,359	$1,698	$513	$3,798

[1]	Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of December 29, 2007, as we had not yet received the related goods or taken title to the property. Capital purchase obligations decreased from $3.3 billion at December 30, 2006 to $2.3 billion at December 29, 2007, primarily due to the timing of the ramp of our latest silicon process technology.

[2]	Other purchase obligations and commitments include payments due under various types of licenses, agreements to purchase raw materials or other goods, as well as payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies.

[3]	Amounts represent total anticipated cash payments, including anticipated interest payments that are not recorded on the consolidated balance sheets and the short-term portion of the obligation. Any future settlement of convertible debt would reduce anticipated interest and/or principal payments. Amounts exclude fair value adjustments such as discounts or premiums that affect the amount recorded on the consolidated balance sheets.

[4]	Other long-term liabilities includes income taxes payable. Long-term income taxes payable include uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid. We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $785 million of income taxes payable has been excluded from the table above.

[5]	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except for the short-term portion of the long-term debt and other long-term liabilities) and certain purchase obligations, which are discussed below.

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

We have entered into certain agreements for the purchase of raw materials or other goods that specify minimum prices and quantities that are based on a percentage of the total available market or based on a percentage of our future purchasing requirements. Due to the uncertainty of the future market and our future purchasing requirements, obligations under these agreements are not included in the table above. We estimate our obligation under these agreements as of December 29, 2007 to be approximately as follows: less than one year—$331 million; one to three years—$377 million; three to five years—$2 million; more than five years—zero. Our purchase orders for other products are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These obligations include milestone-based co-marketing agreements, contingent funding/payment obligations, and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party. As of December 29, 2007, assuming that all future milestones are met, additional required payments would be approximately $254 million.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that are paid by Intel on behalf of our employees. The obligation to pay the relative taxing authority is not included in the table above, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.

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

We have a contractual obligation to purchase the output of IMFT and IMFS in proportion to our investments, currently 49% in each of these ventures. However, IMFS is in its construction phase and has had no production to date. See “Note 19: Ventures” in Part II, Item 8 of this Form 10-K. Additionally, we have entered into various contractual commitments in relation to our investments in IMFT and IMFS. Some of these commitments are with Micron, and some are directly with IMFT or IMFS. The following are the significant contractual commitments:

•	Subject to certain conditions, Intel and Micron each agreed to contribute up to approximately $1.4 billion for IMFT and up to approximately $1.7 billion for IMFS in the three years following the initial capital contributions. Of these amounts, as of December 29, 2007, our remaining commitments were approximately $260 million for IMFT and approximately $1.5 billion for IMFS.
•	We also have several agreements with Micron related to intellectual property rights, and R&D funding related to NAND flash manufacturing and IMFT. See “Note 19: Ventures” in Part II, Item 8 of this Form 10-K.

Off-Balance-Sheet Arrangements

As of December 29, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Business Outlook

Our future results of operations and the topics of other forward-looking statements contained in this Form 10-K, including this MD&A, involve a number of risks and uncertainties—in particular, our goals and strategies; new product introductions; plans to cultivate new businesses; pending divestitures; future economic conditions; revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expenses; marketing, general and administrative expenses; potential impairment of investments; our effective tax rate; pending legal proceedings; net gains (losses) from equity investments; and interest and other, net. Our future results of operations may also be affected by the amount, type, and valuation of share-based awards granted as well as the amount of awards cancelled due to employee turnover and the timing of award exercises by employees. We are focusing on efforts to improve operational efficiency and reduce spending that may result in several actions that could have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part I, Item 1A of this Form 10-K.

Our expectations for 2008 are as follows:

•	Gross margin: 57% plus or minus a few points. The 57% midpoint is higher than our 2007 gross margin of 51.9%, primarily due to expected lower unit costs and lower start-up costs, and to a lesser extent, the divestiture of lower margin businesses.
•	Capital spending: approximately $5.2 billion, plus or minus $200 million, compared to $5.0 billion in 2007.
•	Depreciation: approximately $4.4 billion, plus or minus $100 million, compared to $4.5 billion in 2007.
•	Total spending: spending on R&D, plus marketing, general and administrative expenses in 2008 is expected to be approximately $11.4 billion. The expectation for total spending in 2008 is higher than our 2007 spending of $11.2 billion, as process development engineers transition from 45nm start-up activities to 32nm development, causing a movement of spending from cost of sales to R&D.
•	Research and development spending: approximately $5.9 billion.
•	Tax rate: approximately 31%. The estimated effective tax rate is based on tax law in effect at December 29, 2007 and current expected income.

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

From the close of business on March 7, 2008 until our quarterly earnings release is published, presently scheduled for April 15, 2008, we will observe a “quiet period.” During the quiet period, the “Business Outlook” and other forward-looking statements first published in our Form 8-K filed on January 15, 2008, as reiterated or updated as applicable, in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates, interest rates, and equity prices. We use derivative financial instruments primarily to mitigate these risks. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at December 29, 2007 and December 30, 2006. Actual results may differ materially.

Currency Exchange Rates

We generally hedge currency risks of non-U.S.-dollar-denominated investments in debt instruments with offsetting currency borrowings, currency forward contracts, or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Israeli shekel, and the Chinese yuan. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established balance sheet and anticipated transaction risk management programs. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements (see “Risk Factors” in Part II, Item 1A of this Form 10-K). We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 15% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $35 million at the end of 2007 and 2006.

Interest Rates

We are exposed to interest rate risk related to our investment portfolio and debt issuances. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. To achieve this objective, the returns on all of our investments in debt instruments are generally based on three-month LIBOR, or, if the maturities are longer than three months, the returns are generally swapped into U.S. dollar three-month LIBOR-based returns. We considered the historical volatility of the interest rates experienced in prior years and the duration of our investment portfolio and debt issuances, and determined that it was reasonably possible that an adverse change of 80 basis points (0.80%), approximately 17% of the rate at December 29, 2007 (15% of the rate at December 30, 2006), could be experienced in the near term. A hypothetical 0.80% decrease in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $65 million as of December 29, 2007 and $50 million as of December 30, 2006. The decline reflects only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment portfolio.

Equity Prices

Our marketable investments include marketable equity securities, equity derivative instruments such as warrants and options, and marketable equity method investments. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our market exposure; however, for our investments in strategic equity derivative instruments, including warrants, we may enter into transactions to reduce or eliminate the market risks. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk.

The marketable equity securities included in trading assets are held to generate returns that offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of December 29, 2007 and December 30, 2006, assuming a reasonably possible decline in market prices of approximately 10% in the near term.

As of December 29, 2007, the fair value of our marketable equity securities and equity derivative instruments, including hedging positions, was $1.0 billion ($427 million as of December 30, 2006). Our investments in VMware and Micron constituted 92% of our marketable equity securities as of December 29, 2007, and were carried at a fair market value of $794 million and $123 million, respectively. Our marketable equity method investment had a carrying value of $508 million and a fair value of $522 million as of December 29, 2007.

To assess the market price sensitivity of our marketable equity investments, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. For our investments in companies that have been publicly traded for only a limited time, we analyzed the implied volatility of the related company based on freely traded options. Our marketable equity method investment is excluded from our analysis, as the carrying value does not fluctuate based on market price changes. Therefore, the potential fair value decline would not be indicative of the impact on our financial statements, unless an other-than-temporary impairment was deemed necessary. Based on our sensitivity analysis, we estimated that it was reasonably possible that the prices of the stocks of our marketable equity securities could experience a loss of 55% in the near term (30% as of December 30, 2006). Assuming a loss of 55% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $565 million, based on the value as of December 29, 2007 (a decrease in value of $134 million, based on the value as of December 30, 2006 using an assumed loss of 30%). This estimate is not necessarily indicative of future performance, and actual results may differ materially. The increase in exposure from December 30, 2006 to December 29, 2007 is due to our purchase of VMware during 2007, its stock price volatility, and the weight of our investment in VMware in relation to our total marketable equity securities.

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot quantify the impact directly. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $805 million as of December 29, 2007 ($733 million as of December 30, 2006). The carrying amount of these investments approximated fair value as of December 29, 2007 and December 30, 2006. As of December 29, 2007, the carrying amount of our non-marketable equity method investments was $2.6 billion ($2.0 billion as of December 30, 2006) and consisted primarily of our investment in IMFT of $2.2 billion ($1.3 billion as of December 30, 2006).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 29, 2007
(In Millions, Except Per Share Amounts)	2007[1]	2006[1]	2005

Net revenue	$38,334	$35,382	$38,826
Cost of sales	18,430	17,164	15,777

Gross margin	19,904	18,218	23,049

Research and development	5,755	5,873	5,145
Marketing, general and administrative	5,401	6,096	5,688
Restructuring and asset impairment charges	516	555	—
Amortization of acquisition-related intangibles and costs	16	42	126

Operating expenses	11,688	12,566	10,959

Operating income	8,216	5,652	12,090
Gains (losses) on equity investments, net	157	214	(45)
Interest and other, net	793	1,202	565

Income before taxes	9,166	7,068	12,610
Provision for taxes	2,190	2,024	3,946

Net income	$6,976	$5,044	$8,664

Basic earnings per common share	$1.20	$0.87	$1.42

Diluted earnings per common share	$1.18	$0.86	$1.40

Weighted average shares outstanding:
Basic	5,816	5,797	6,106

Diluted	5,936	5,880	6,178

[1]	Cost of sales and operating expenses for the years ended December 29, 2007 and December 30, 2006 include share-based compensation. See “Note 2: Accounting Policies” and “Note 3: Employee Equity Incentive Plans.”

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 29, 2007 and December 30, 2006
(In Millions, Except Par Value)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$7,307	$6,598
Short-term investments	5,490	2,270
Trading assets	2,566	1,134
Accounts receivable, net of allowance for doubtful accounts of $27 ($32 in 2006)	2,576	2,709
Inventories	3,370	4,314
Deferred tax assets	1,186	997
Other current assets	1,390	258

Total current assets	23,885	18,280

Property, plant and equipment, net	16,918	17,602
Marketable equity securities	987	398
Other long-term investments	4,398	4,023
Goodwill	3,916	3,861
Other long-term assets	5,547	4,204

Total assets	$55,651	$48,368

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$142	$180
Accounts payable	2,361	2,256
Accrued compensation and benefits	2,417	1,644
Accrued advertising	749	846
Deferred income on shipments to distributors	625	599
Other accrued liabilities	1,938	1,192
Income taxes payable	339	1,797

Total current liabilities	8,571	8,514

Long-term income taxes payable	785	—
Deferred tax liabilities	411	265
Long-term debt	1,980	1,848
Other long-term liabilities	1,142	989
Commitments and contingencies (Notes 20 and 21)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 5,818 issued and outstanding (5,766 in 2006) and capital in excess of par value	11,653	7,825
Accumulated other comprehensive income (loss)	261	(57)
Retained earnings	30,848	28,984

Total stockholders’ equity	42,762	36,752

Total liabilities and stockholders’ equity	$55,651	$48,368

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 29, 2007
(In Millions)	2007	2006	2005

Cash and cash equivalents, beginning of year	$6,598	$7,324	$8,407

Cash flows provided by (used for) operating activities:
Net income	6,976	5,044	8,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,546	4,654	4,345
Share-based compensation	952	1,375	—
Restructuring, asset impairment, and net loss on retirement of assets	564	635	74
Excess tax benefit from share-based payment arrangements	(118)	(123)	—
Amortization of intangibles and other acquisition-related costs	252	258	250
(Gains) losses on equity investments, net	(157)	(214)	45
(Gains) on divestitures	(21)	(612)	—
Deferred taxes	(443)	(325)	(413)
Tax benefit from employee equity incentive plans	—	—	351
Changes in assets and liabilities:
Trading assets	(1,429)	324	1,606
Accounts receivable	316	1,229	(912)
Inventories	700	(1,116)	(500)
Accounts payable	102	7	303
Income taxes payable and receivable	(248)	(60)	797
Other assets and liabilities	633	(444)	241

Total adjustments	5,649	5,588	6,187

Net cash provided by operating activities	12,625	10,632	14,851

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(5,000)	(5,860)	(5,871)
Acquisitions, net of cash acquired	(76)	—	(191)
Purchases of available-for-sale investments	(11,728)	(5,272)	(8,475)
Maturities and sales of available-for-sale investments	8,011	7,147	8,433
Investments in non-marketable equity instruments	(1,459)	(1,722)	(193)
Net proceeds from divestitures	32	752	—
Other investing activities	294	(33)	(118)

Net cash used for investing activities	(9,926)	(4,988)	(6,415)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(39)	(114)	126
Proceeds from government grants	160	69	25
Excess tax benefit from share-based payment arrangements	118	123	—
Additions to long-term debt	125	—	1,742
Repayments and retirement of debt	—	—	(19)
Repayment of notes payable	—	(581)	—
Proceeds from sales of shares through employee equity incentive plans	3,052	1,046	1,202
Repurchase and retirement of common stock	(2,788)	(4,593)	(10,637)
Payment of dividends to stockholders	(2,618)	(2,320)	(1,958)

Net cash used for financing activities	(1,990)	(6,370)	(9,519)

Net increase (decrease) in cash and cash equivalents	709	(726)	(1,083)

Cash and cash equivalents, end of year	$7,307	$6,598	$7,324

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized of $57 in 2007 and $60 in 2006	$15	$25	$27
Income taxes, net of refunds	$2,762	$2,432	$3,218

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Acquisition-
	Common Stock		Related	Accumulated
	and Capital		Unearned	Other
	in Excess of Par Value		Stock	Compre-
Three Years Ended December 29, 2007	Number of		Compen-	hensive	Retained
(In Millions, Except Per Share Amounts)	Shares	Amount	sation	Income (Loss)	Earnings	Total

Balance at December 25, 2004	6,253	$6,143	$(4)	$152	$32,288	$38,579
Components of comprehensive income, net of tax:
Net income	—	—	—	—	8,664	8,664
Other comprehensive income	—	—	—	(25)	—	(25)

Total comprehensive income						8,639

Proceeds from sales of shares through employee equity incentive plans, tax benefit of $351, and other	84	1,553	—	—	—	1,553
Assumption of acquisition-related stock options and amortization of acquisition-related unearned stock compensation, net of adjustments	—	2	4	—	—	6
Repurchase and retirement of common stock	(418)	(1,453)	—	—	(9,184)	(10,637)
Cash dividends declared ($0.32 per share)	—	—	—	—	(1,958)	(1,958)

Balance at December 31, 2005	5,919	6,245	—	127	29,810	36,182
Components of comprehensive income, net of tax:
Net income	—	—	—	—	5,044	5,044
Other comprehensive income	—	—	—	26	—	26

Total comprehensive income						5,070

Adjustment for initially applying SFAS No. 158, net of tax	—	—	—	(210)	—	(210)
Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	73	1,248	—	—	—	1,248
Share-based compensation	—	1,375	—	—	—	1,375
Repurchase and retirement of common stock	(226)	(1,043)	—	—	(3,550)	(4,593)
Cash dividends declared ($0.40 per share)	—	—	—	—	(2,320)	(2,320)

Balance at December 30, 2006	5,766	7,825	—	(57)	28,984	36,752
Cumulative-effect adjustments, net of tax[1]:
Adoption of EITF 06-02	—	—	—	—	(181)	(181)
Adoption of FIN 48	—	—	—	—	181	181
Components of comprehensive income, net of tax:
Net income	—	—	—	—	6,976	6,976
Other comprehensive income	—	—	—	318	—	318

Total comprehensive income						7,294

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	165	3,170	—	—	—	3,170
Share-based compensation	—	952	—	—	—	952
Repurchase and retirement of common stock	(113)	(294)	—	—	(2,494)	(2,788)
Cash dividends declared ($0.45 per share)	—	—	—	—	(2,618)	(2,618)

Balance at December 29, 2007	5,818	$11,653	$—	$261	$30,848	$42,762

[1]	See “Accounting Changes” in “Note 2: Accounting Policies” for further discussion of the cumulative-effect adjustments recorded at the beginning of fiscal year 2007.

See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2007, a 52-week year, ended on December 29, 2007. Fiscal year 2006, a 52-week year, ended on December 30, 2006. Fiscal year 2005, a 53-week year, ended on December 31, 2005. The next 53-week year will end on December 31, 2011.

Our consolidated financial statements include the accounts of Intel and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. We use the equity method to account for equity investments in instances in which we own common stock or similar interests (as described by the Emerging Issues Task Force (EITF) Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”), and have the ability to exercise significant influence, but not control, over the investee.

The U.S. dollar is the functional currency for Intel and our subsidiaries; therefore, there is no translation adjustment recorded through accumulated other comprehensive income (loss). Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been remeasured to the U.S. dollar.

Note 2: Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. The accounting estimates that require our most significant, difficult, and subjective judgments include:

•	the valuation of non-marketable equity investments;
•	the assessment of recoverability of long-lived assets;
•	the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions);
•	the valuation of inventory; and
•	the valuation and recognition of share-based compensation.

The actual results that we experience may differ materially from our estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities from the date of purchase of approximately three months or less as cash and cash equivalents.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Assets

Investments that we designate as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Our trading asset investments include:

•	Marketable debt instruments when the interest rate or foreign exchange rate risk is hedged at inception by a related derivative instrument. We record the gains or losses of these investments arising from changes in fair value due to interest rate and currency market fluctuations and credit market volatility, offset by losses or gains on the related derivative instruments, in interest and other, net. We designate floating-rate securitized financial instruments, such as asset-backed securities, purchased after December 30, 2006 as trading assets.
•	Equity securities offsetting deferred compensation when the investments seek to offset changes in liabilities related to equity and other market risks of certain deferred compensation arrangements. We offset the gains or losses from changes in fair value of these equity securities against losses or gains on the related liabilities and include them in interest and other, net.
•	Marketable equity securities when we deem the investments not to be strategic in nature at the time of original classification, and have the ability and intent to mitigate equity market risk through the sale or the use of derivative instruments. For these marketable equity securities, we include gains or losses from changes in fair value, primarily offset by losses or gains on related derivative instruments, in gains (losses) on equity investments, net.

Debt Instrument Investments

We classify debt instruments with original maturities at the date of purchase greater than approximately three months and remaining maturities less than one year as short-term investments. We classify debt instruments with remaining maturities greater than one year as other long-term investments. We account for cost basis loan participation notes at amortized cost and classify them as short-term investments and other long-term investments based on stated maturities.

Available-for-Sale Investments

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We base the cost of the investment sold on the specific identification method. Our available-for-sale investments include:

•	Marketable debt instruments when the interest rate and foreign currency risks are not generally hedged at inception of the investment or when our designation for trading assets is not met. We hold these debt instruments to generate a return commensurate with three-month LIBOR. We record the interest income and realized gains and losses on the sale of these instruments in interest and other, net.
•	Marketable equity securities when the investments are considered strategic in nature at the time of original classification. We acquire these equity investments for the promotion of business and strategic objectives. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate the inherent equity market risks through hedging activities. We record the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on equity investments, net.

Non-Marketable and Other Equity Investments

We account for non-marketable and other equity investments under either the cost or equity method and include them in other long-term assets. Our non-marketable and other equity investments include:

•	Equity method investments when we have the ability to exercise significant influence, but not control, over the investee. We record equity method adjustments in gains (losses) on equity investments, net and may do so with up to a one-quarter lag. Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between our carrying value and our equity in the net assets of the investee at the date of investment, and other adjustments required by the equity method. Equity method investments include marketable and non-marketable investments.
•	Non-marketable cost method investments when we do not have the ability to exercise significant influence over the investee.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other-Than-Temporary Impairment

All of our available-for-sale investments and non-marketable and other equity investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary, for the following investments:

•	Marketable equity securities when the resulting fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time. The evaluation that we use to determine whether a marketable equity security is impaired is based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our intent and ability to hold the investment for a sufficient period of time to allow for recovery in value. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating.
•	Non-marketable equity investments when events or circumstances are identified that would significantly harm the fair value of the investment. The indicators that we use to identify those events and circumstances include:

•	the investee’s revenue and earning trends relative to predefined milestones and overall business prospects;
•	the technological feasibility of the investee’s products and technologies;
•	the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•	the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

•	Marketable debt instruments when the fair value is significantly below amortized cost and/or the significant decline has lasted for an extended period of time and we do not have the intent and ability to hold the investment for a sufficient period of time to allow for recovery. The evaluation that we use to determine whether a marketable debt instrument is impaired is based on the specific facts and circumstances present at the time of assessment, which include the consideration of the financial condition and near-term prospects of the issuer, and the duration and extent to which the fair value is below cost.

Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. For non-marketable equity investments that we do not consider viable from a financial or technological point of view, we write the entire investment down, since we consider the estimated fair value to be nominal. We record impairment charges in gains (losses) on equity investments, net for marketable and non-marketable equity investments or in interest and other, net for debt instrument investments.

Fair Values of Financial Instruments

The carrying value of cash equivalents approximates fair value due to the short period of time to maturity. Fair values of short-term investments, trading assets, long-term investments, marketable equity investments, certain non-marketable investments, short-term debt, long-term debt, swaps, currency forward contracts, currency options, equity options, and warrants are based on quoted market prices or pricing models using current market data when available. Debt instruments are generally valued using a quoted market price of identical or similar instruments or discounted cash flows in a yield-curve model based on LIBOR. Equity options and warrants are priced using option pricing models. Our financial instruments are recorded at fair value, except for cost basis loan participation notes and debt. Estimated fair values are management’s estimates; however, when there is no readily available market data, the estimated fair values may not necessarily represent the amounts that could be realized in a current transaction, and the fair values could change significantly. For a listing of fair values and carrying values of our trading assets and available-for-sale investments for 2007 and 2006, see “Note 7: Investments.”

For our marketable equity method investment, the fair value exceeded the aggregate carrying value by $14 million as of December 29, 2007. We did not have any marketable equity method investments in 2006. For non-marketable equity investments, the fair value exceeded the carrying value by approximately $600 million as of December 29, 2007. We believe that the fair value of non-marketable equity investments approximated the carrying value at December 30, 2006. For our cost basis loan participation notes, the fair value exceeded the carrying value by approximately $50 million as of December 29, 2007 (approximately $55 million as of December 30, 2006). These fair value estimates take into account the movements of the equity and venture capital markets as well as changes in the interest rate environment, and other economic variables.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For our long-term debt, the fair value exceeded the carrying value by approximately $65 million as of December 29, 2007. As of December 30, 2006, the fair value of our long-term debt was below its carrying value by approximately $100 million. These fair value estimates take into consideration credit rating changes, equity price movements, interest rate changes, and other economic variables.

Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency, interest rate, and certain equity market risks. Our derivative financial instruments are recorded at fair value and are included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities. Derivative instruments recorded as assets totaled $118 million at December 29, 2007 ($117 million at December 30, 2006). Derivative instruments recorded as liabilities totaled $130 million at December 29, 2007 ($62 million at December 30, 2006).

Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as cash flow or fair value hedges. A designated hedge of the exposure to variability in the future cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the probability that the underlying transaction will occur. We recognize gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes within the same income statement line item as the underlying item, and these gains and losses generally offset changes in fair values of related assets or liabilities. Derivatives that we designate as hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities. Derivatives not designated as hedges are classified in cash flows from operating activities.

As part of our strategic investment program, we also acquire equity derivative instruments, such as warrants and equity conversion rights associated with debt instruments, which are not designated as hedging instruments. We recognize the gains or losses from changes in fair values of these equity derivative instruments in gains (losses) on equity investments, net.

Through the use of derivative financial instruments, we manage the following risks:

Currency Risk

We transact business in various currencies other than the U.S. dollar and have established balance sheet and forecasted transaction risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The forecasted transaction risk management program includes anticipated transactions such as operating expenditures and capital purchases. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our currency risk management programs include:

•	Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. The maturity of these instruments generally occurs within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of income as the impact of the hedged transaction.
•	Currency derivatives with fair value hedge accounting designation that utilize currency forward contracts and currency options to hedge the fair value exposure of recognized foreign-currency-denominated assets or liabilities, or previously unrecognized firm commitments. For fair value hedges, we recognize gains or losses in earnings to offset fair value changes in the hedged transaction. As of December 29, 2007 and December 30, 2006, we did not have any derivatives designated as foreign currency fair value hedges.
•	Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities and non-U.S.-dollar-denominated debt instruments classified as trading assets. The maturity of these instruments generally occurs within 12 months, except for derivatives associated with certain long-term equity-related investments that generally mature within five years. Changes in the U.S.-dollar-equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the income statement line item most closely associated with the economic underlying, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on equity investments, net.

Interest Rate Risk

Our primary objective for holding investments in debt instruments is to preserve principal while maximizing yields. We generally swap the returns on our investments in fixed-rate debt instruments with remaining maturities longer than six months into U.S. dollar three-month LIBOR-based returns unless management specifically approves otherwise. Our interest rate risk management programs include:

•	Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of some of our investments. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.
•	Interest rate derivatives with fair value hedge accounting designation that utilize interest rate swap agreements to hedge the fair values of debt instruments. We recognize the gains or losses from the changes in fair value of these instruments, as well as the offsetting change in the fair value of the hedged long-term debt, in interest expense. At December 29, 2007 and December 30, 2006, we did not have any interest rate derivatives designated as fair value hedges.
•	Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets. We reset the floating interest rates on the swaps on a monthly, quarterly, or semiannual basis. Changes in fair value of the debt instruments classified as trading assets are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.

Equity Market Risk

We may elect to mitigate equity risk using the following equity market risk management programs:

•	Equity derivatives with hedge accounting designation that utilize equity options, swaps, or forward contracts to hedge the equity market risk of marketable equity securities, when these investments are not considered to have strategic value. These derivatives are generally designated as fair value hedges. We recognize the gains or losses from the change in fair value of these equity derivatives, as well as the offsetting change in the fair value of the underlying hedged equity securities, in gains (losses) on equity investments, net. At December 29, 2007 and December 30, 2006, we did not have any equity derivatives designated as fair value hedges.
•	Equity derivatives without hedge accounting designation that utilize equity derivatives, such as warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Measurement of Effectiveness

•	Effectiveness for forwards is generally measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the present value of the forecasted cash flows of the hedged item. For currency forward contracts used in cash flow hedging strategies related to capital purchases, forward points are excluded, and effectiveness is measured using spot rates to value both the hedge contract and the hedged item. For currency forward contracts used in cash flow hedging strategies related to operating expenditures, forward points are included and effectiveness is measured using forward rates to value both the hedge contract and the hedged item.
•	Effectiveness for currency options and equity options with hedge accounting designation is generally measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of an option instrument representing the hedged risks in the hedged item for cash flow hedges. For fair value hedges, time value is excluded and effectiveness is measured based on spot rates to value both the hedge contract and the hedged item.
•	Effectiveness for interest rate swaps is generally measured by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap.

If a cash flow hedge were discontinued because it was no longer probable that the original hedged transaction would occur as anticipated, the unrealized gain or loss on the related derivative would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated, is re-designated as a qualified hedge, or is sold. Any ineffective portion of both cash flow and fair value hedges, as well as amounts excluded from the assessment of effectiveness, are recognized in earnings in interest and other, net.

Securities Lending

We may enter into securities lending agreements with financial institutions, generally to facilitate hedging and certain investment transactions. Selected securities may be loaned, secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on our consolidated balance sheets. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, we do not record the collateral as an asset or a liability, unless the collateral is repledged.

Inventories

We compute inventory cost on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. Inventories at fiscal year-ends were as follows:

(In Millions)	2007	2006
Raw materials	$507	$608
Work in process	1,460	2,044
Finished goods	1,403	1,662

Total inventories	$3,370	$4,314

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment

Property, plant and equipment, net at fiscal year-ends was as follows:

(In Millions)	2007	2006
Land and buildings	$15,267	$14,544
Machinery and equipment	27,754	29,829
Construction in progress	3,031	2,711

	46,052	47,084
Less: accumulated depreciation	(29,134)	(29,482)

Total property, plant and equipment, net	$16,918	$17,602

We state property, plant and equipment at cost, less accumulated depreciation. We compute depreciation for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 2 to 4 years; buildings, 4 to 40 years. Reviews are regularly performed if facts and circumstances indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than we had originally estimated. We assess the recoverability of our assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If we determine that the useful lives are shorter than we had originally estimated, we depreciate the net book value of the assets over the newly determined remaining useful lives. See “Note 16: Restructuring and Asset Impairment Charges” for further discussion of restructuring-related asset impairment charges that we recorded during 2007 and 2006.

We identify property, plant and equipment as held for sale when it meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We reclassify held for sale assets to other current assets and cease recording depreciation.

We capitalize interest on borrowings related to eligible capital expenditures. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets. Capital-related government grants earned are recorded as a reduction to property, plant and equipment.

Goodwill

We record goodwill when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual impairment review for each reporting unit using a fair value approach. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. In determining the carrying value of the reporting unit, we have to make an allocation of our manufacturing and assembly and test assets because of the interchangeable nature of our manufacturing and assembly and test capacity. We base this allocation on each reporting unit’s relative percentage utilization of the manufacturing and assembly and test assets. In the event that an individual business within a reporting unit is divested, we allocate goodwill to that business based on its fair value relative to its reporting unit. For further discussion of goodwill, see “Note 15: Goodwill.”

Identified Intangible Assets

Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over the periods of benefit, ranging from 2 to 17 years. We amortize acquisition-related developed technology on a straight-line basis over approximately 4 years. Other intangible assets include acquisition-related customer lists and workforce-in-place, which we amortize on a straight-line basis over periods ranging from 2 to 4 years. We classify all identified intangible assets within other long-term assets. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. For further discussion of identified intangible assets, see “Note 14: Identified Intangible Assets.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We perform a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

Product Warranty

We generally sell products with a limited warranty on product quality and a limited indemnification for customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures, and considering the historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Revenue Recognition

We recognize net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectibility. We record pricing allowances, including discounts based on contractual arrangements with customers, when revenue is recognized as a reduction to both accounts receivable and net revenue. Because of frequent sales price reductions and rapid technology obsolescence in the industry, we defer sales made to distributors under agreements allowing price protection and/or right of return until the distributors sell the merchandise. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.

Advertising

Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. We accrue cooperative advertising obligations and record the costs at the same time the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid over the fair value of the advertising benefit received as a reduction in revenue. Advertising costs recorded within marketing, general and administrative expenses were $1.9 billion in 2007 ($2.3 billion in 2006 and $2.6 billion in 2005).

Employee Equity Incentive Plans

We have employee equity incentive plans, which are described more fully in “Note 3: Employee Equity Incentive Plans.” Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, we measure share-based compensation at the grant date, based on the fair value of the award. Prior to January 1, 2006, we accounted for awards granted under our equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. The exercise price of options is equal to the value of Intel common stock on the date of grant. Additionally, the stock purchase plan was deemed non-compensatory under APB No. 25. Accordingly, prior to 2006 we did not recognize any share-based compensation, other than insignificant amounts of acquisition-related compensation, on the consolidated financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost that we recognized beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the straight-line attribution method to recognize share-based compensation over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, we eliminate deferred tax assets for options and restricted stock units with multiple vesting dates for each vesting period on a first-in, first-out basis as if each vesting period were a separate award. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, we followed the alternative transition method discussed in Financial Accounting Standards Board (FASB) Staff Position No. 123(R)-3.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on our consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 is not expected to have a significant impact on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. Prior to adoption, we recognized these non-refundable advance payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 29, 2007, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

Accounting Changes

In fiscal year 2007, we adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of these compensated absences over the service period. We adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $280 million, additional deferred tax assets of $99 million, and a reduction to retained earnings of $181 million at the beginning of 2007.

We also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), and related guidance in fiscal year 2007. See “Note 17: Taxes” for further discussion.

Note 3: Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.

In May 2007, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 119 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 294 million shares. Of this amount, we increased the maximum number of shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) to 168 million shares. The approval also extended the expiration date of the 2006 Plan to June 2010. The 2006 Plan allows for time-based, performance-based, and market-based vesting for equity incentive awards. As of December 29, 2007, we had not issued any performance-based or market-based equity incentive awards. As of December 29, 2007, 226 million shares remained available for future grant under the 2006 Plan. We may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once they are assumed, we do not grant additional shares under these plans.

We began issuing restricted stock units in 2006. We issue shares on the date that the restricted stock units vest. The majority of shares issued are net of the statutory withholding requirements that we pay on behalf of our employees. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding.

Equity awards granted to employees in 2007 under our equity incentive plans generally vest over 4 years from the date of grant, and options expire 7 years from the date of grant. Equity awards granted to key officers, senior-level employees, and key employees in 2007 may have delayed vesting beginning 2 to 5 years from the date of grant, and options expire 7 to 10 years from the date of grant.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Under the 2006 Stock Purchase Plan, we made 240 million shares of common stock available for issuance through August 2011. As of December 29, 2007, 214 million shares were available for issuance under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), as discussed in “Note 2: Accounting Policies.” Share-based compensation recognized in 2007 was $952 million ($1,375 million in 2006 and zero in 2005).

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in 2007 and 2006 was insignificant.

The total share-based compensation cost capitalized as part of inventory as of December 29, 2007 was $41 million ($72 million as of December 30, 2006). The amount that we would have capitalized to inventory as of December 31, 2005, if we had applied the provisions of SFAS No. 123(R) retrospectively, was $66 million. Under the provisions of SFAS No. 123(R), we recorded $66 million as a credit to common stock and capital in excess of par value. During 2007, the tax benefit that we realized for the tax deduction from option exercises and other awards totaled $265 million ($139 million in 2006).

Pro forma information required under SFAS No. 123(R) for 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan, is as follows:

(In Millions, Except Per Share Amounts)	2005
Net income, as reported	$8,664
Less: total share-based compensation determined under the fair value method for all awards, net of tax	1,262

Pro forma net income	$7,402

Reported basic earnings per common share	$1.42

Pro forma basic earnings per common share	$1.21

Reported diluted earnings per common share	$1.40

Pro forma diluted earnings per common share	$1.20

For share-based compensation recognized in 2007 and 2006 as a result of the adoption of SFAS No. 123(R), as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R), we use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. We based the weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values, on estimates at the date of grant, as follows:

	Stock Options			Stock Purchase Plan
	2007	2006	2005[1]	2007	2006	2005[1]
Estimated values	$5.79	$5.21	$6.02	$5.18	$4.56	$5.78
Expected life (in years)	5.0	4.9	4.7	.5	.5	.5
Risk-free interest rate	4.5%	4.9%	3.9%	5.2%	5.0%	3.2%
Volatility	26%	27%	26%	28%	29%	23%
Dividend yield	2.0%	2.0%	1.4%	2.0%	2.1%	1.3%

[1]	Estimated values and assumptions used in calculating fair value prior to the adoption of SFAS No. 123(R).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We base the expected volatility on implied volatility, because we have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We use the simplified method of calculating expected life described in SAB 107, due to significant differences in the vesting terms and contractual life of current option grants compared to our historical grants.

We estimate the fair value of restricted stock unit awards using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. We based the weighted average estimated values of restricted stock unit grants, as well as the weighted average assumptions that we used in calculating the fair value, on estimates at the date of grant, as follows:

	2007	2006
Estimated values	$21.13	$18.70
Risk-free interest rate	4.7%	4.9%
Dividend yield	2.0%	2.0%

Stock Option Awards

Options outstanding that have vested and are expected to vest as of December 29, 2007 are as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value[1]
	(In Millions)	Price	(In Years)	(In Millions)
Vested	528.2	$29.04	3.8	$1,536
Expected to vest[2]	118.5	$22.89	5.4	493

Total	646.7	$27.91	4.1	$2,029

[1]	Amounts represent the difference between the exercise price and $26.76, the closing price of Intel stock on December 28, 2007, as reported on The NASDAQ Global Select Market*, for all in-the-money options outstanding.

[2]	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R).

Options with a fair value of $1.4 billion completed vesting during 2007. As of December 29, 2007, there was $524 million in unrecognized compensation costs related to stock options granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.1 years.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information with respect to stock option activity is as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 25, 2004	883.9	$26.26
Grants	118.9	$23.36
Exercises	(64.5)	$12.65
Cancellations and forfeitures	(38.4)	$29.80

December 31, 2005	899.9	$26.71
Grants	52.3	$20.04
Exercises	(47.3)	$12.83	$364
Cancellations and forfeitures	(65.4)	$28.07

December 30, 2006	839.5	$26.98
Grants	24.6	$22.63
Exercises	(132.8)	$19.78	$552
Cancellations and forfeitures	(65.4)	$31.97

December 29, 2007	665.9	$27.76

Options exercisable at:
December 31, 2005	469.2	$29.16
December 30, 2006	567.6	$28.66
December 29, 2007	528.2	$29.04

[1]	Amounts represent the difference between the exercise price and the value of Intel stock at the time of exercise.

The following table summarizes information about options outstanding at December 29, 2007:

	Outstanding Options			Exercisable Options
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	(In Millions)	(In Years)	Price	(In Millions)	Price
$0.05–$15.00	0.9	3.3	$6.64	0.9	$6.66
$15.01–$20.00	108.3	4.4	$18.59	79.8	$18.52
$20.01–$25.00	280.4	4.3	$22.54	202.2	$22.64
$25.01–$30.00	133.7	5.0	$27.23	109.8	$27.30
$30.01–$35.00	54.5	2.7	$31.35	47.4	$31.31
$35.01–$40.00	22.2	2.5	$38.43	22.2	$38.43
$40.01–$87.90	65.9	2.3	$59.80	65.9	$59.80

Total	665.9	4.1	$27.76	528.2	$29.04

These options will expire if they are not exercised by specific dates through January 2017. Option exercise prices for options exercised during the three-year period ended December 29, 2007 ranged from $0.05 to $28.05.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Awards

Information with respect to outstanding restricted stock unit activity is as follows:

		Weighted
		Average
		Grant-Date	Aggregate
	Number of	Fair	Fair
(In Millions, Except Per Share Amounts)	Shares	Value	Value[1]
Outstanding at December 31, 2005	—	$—
Granted	30.0	$18.70
Vested	—	$—	$—
Forfeited	(2.6)	$18.58

Outstanding at December 30, 2006	27.4	$18.71
Granted	32.8	$21.13
Vested[2]	(5.9)	$18.60	$131	[3]
Forfeited	(3.2)	$19.38

Outstanding at December 29, 2007	51.1	$20.24

[1]	Represents the value of Intel stock on the date that the restricted stock units vest.

[2]	The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the statutory tax withholding requirements.

[3]	On the grant date, the fair value for these vested awards was $111 million.

As of December 29, 2007, there was $707 million in unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.6 years.

Stock Purchase Plan

Approximately 75% of our employees were participating in our stock purchase plan as of December 29, 2007. Employees purchased 26.1 million shares in 2007 for $428 million under the 2006 Stock Purchase Plan. Employees purchased 26.0 million shares in 2006 (19.6 million in 2005) for $436 million ($387 million in 2005) under the now expired 1976 Stock Participation Plan. As of December 29, 2007, there was $16 million in unrecognized compensation costs related to rights to acquire stock under our stock purchase plan. We expect to recognize those costs over a weighted average period of one month.

Note 4: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

(In Millions, Except Per Share Amounts)	2007	2006	2005
Net income	$6,976	$5,044	$8,664

Weighted average common shares outstanding—basic	5,816	5,797	6,106
Dilutive effect of employee equity incentive plans	69	32	70
Dilutive effect of convertible debt	51	51	2

Weighted average common shares outstanding—diluted	5,936	5,880	6,178

Basic earnings per common share	$1.20	$0.87	$1.42

Diluted earnings per common share	$1.18	$0.86	$1.40

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We computed our basic earnings per common share using net income and the weighted average number of common shares outstanding during the period. We computed diluted earnings per common share using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units, assumed issuance of stock under the stock purchase plan using the treasury stock method, and the assumed conversion of debt using the if-converted method.

For 2007, we excluded 417 million outstanding weighted average stock options (693 million in 2006 and 372 million in 2005) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

Note 5: Common Stock Repurchases

Common Stock Repurchase Program

We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. During 2007, we repurchased 111 million shares of common stock at a cost of $2.75 billion (226 million shares at a cost of $4.6 billion during 2006 and 418 million shares at a cost of $10.6 billion during 2005). We have repurchased and retired 2.9 billion shares at a cost of approximately $60 billion since the program began in 1990. As of December 29, 2007, $14.5 billion remained available for repurchase under the existing repurchase authorization.

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans, which are described more fully in “Note 3: Employee Equity Incentive Plans.” For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During 2007, we withheld 1.7 million shares to satisfy $38 million of employees’ tax obligations. We paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

Note 6: Borrowings

Short-Term Debt

Short-term debt included non-interest-bearing drafts payable of $140 million and the current portion of long-term debt of $2 million as of December 29, 2007 (drafts payable of $178 million and the current portion of long-term debt of $2 million as of December 30, 2006). We also have the ability to borrow under our commercial paper program, which has a pre-authorized limit of up to $3.0 billion. There were no borrowings under our commercial paper program during 2007 and 2006. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 29, 2007.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt

Our long-term debt at fiscal year-ends was as follows:

(In Millions)	2007	2006
Junior subordinated convertible debentures due 2035 at 2.95%	$1,586	$1,586
2005 Arizona bonds due 2035 at 4.375%	159	160
2007 Arizona bonds due 2037 at 5.3%	125	—
Euro debt due 2008–2018 at 7%–11%	111	103
Other debt	1	1

	1,982	1,850
Less: current portion of long-term debt	(2)	(2)

Total long-term debt	$1,980	$1,848

In 2005, we issued $1.6 billion of 2.95% junior subordinated convertible debentures (the debentures) due 2035. The debentures are convertible, subject to certain conditions, into shares of our common stock at an initial conversion rate of 31.7162 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $31.53 per share of common stock. Holders can surrender the debentures for conversion at any time. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debentures, but will not be adjusted for accrued interest. In addition, the conversion rate will increase for a holder who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel, as described in the indenture governing the debentures. The debentures, which pay a fixed rate of interest semiannually, have a contingent interest component that will require us to pay interest based on certain thresholds and for certain events commencing on December 15, 2010, as outlined in the indenture. The maximum amount of contingent interest that will accrue is 0.40% per year. The fair value of the related embedded derivative was not significant as of December 29, 2007 or December 30, 2006.

We can settle any conversion or repurchase of the debentures in cash or stock at our option. On or after December 15, 2012, we can redeem, for cash, all or part of the debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. If certain events occur in the future, the indenture provides that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The debentures are subordinated in right of payment to our existing and future senior debt and to the other liabilities of our subsidiaries. We concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). In addition, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we have concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. As such, the embedded conversion option is not accounted for separately as a derivative.

In 2005, we guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona, which constitutes an unsecured general obligation for Intel. The aggregate principal amount, including the premium, of the bonds issued in 2005 (2005 Arizona bonds) was $160 million. The bonds are due in 2035 and bear interest at a fixed rate of 4.375% until 2010. The 2005 Arizona bonds are subject to mandatory tender on November 30, 2010, at which time we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until their final maturity on December 1, 2035.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2007, we guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona, which constitute an unsecured general obligation for Intel. The aggregate principal amount of the bonds issued in December 2007 (2007 Arizona bonds) is $125 million due in 2037, and the bonds bear interest at a fixed rate of 5.3%. The 2007 Arizona bonds are subject to mandatory tender, at our option, on any interest payment date beginning on or after December 1, 2012 until their final maturity on December 1, 2037. Upon such tender, we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until their final maturity. We also entered into an interest rate swap agreement, from a fixed rate to a floating LIBOR-based return. At the beginning of the first quarter of 2008, we elected the provisions of SFAS No. 159, and we will record the 2007 Arizona bonds at fair value at each reporting date. As a result, changes in the fair value of this debt will be primarily offset by changes in the fair value of the interest rate swap, without the need to apply the hedge accounting provisions of SFAS No. 133.

We have euro borrowings, which we made in connection with financing manufacturing facilities and equipment in Ireland. We have invested the proceeds in euro-denominated loan participation notes of similar maturity to reduce currency and interest rate exposures. During 2006, we retired approximately $300 million in euro borrowings prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes.

At December 29, 2007, our aggregate debt maturities were as follows (in millions):

Year Payable
2008	$2
2009	2
2010	160
2011	2
2012	2
2013 and thereafter	1,814

Total	$1,982

Note 7: Investments

Trading Assets

Trading assets outstanding at fiscal year-ends were as follows:

	2007		2006
	Net		Net
	Unrealized	Estimated	Unrealized	Estimated
(In Millions)	Gains	Fair Value	Gains	Fair Value
Marketable debt instruments	$51	$2,074	$40	$684
Equity securities offsetting deferred compensation	163	492	138	450

Total trading assets	$214	$2,566	$178	$1,134

We designate floating-rate securitized financial instruments, such as asset-backed securities, that we purchased after December 30, 2006 as trading assets. As of December 29, 2007, the estimated fair value of these securitized financial instruments was $926 million.

Net gains on marketable debt instruments that we classified as trading assets held at the reporting date were $19 million in 2007 (gains of $31 million in 2006 and losses of $47 million in 2005). Net losses on the related derivatives were $37 million in 2007 (losses of $22 million in 2006 and gains of $52 million in 2005). Certain equity securities within the trading assets portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $483 million in 2007 ($416 million in 2006), and are included in other accrued liabilities. Net gains on equity securities offsetting deferred compensation arrangements still held at the reporting date were $28 million in 2007 ($45 million in 2006 and $15 million in 2005).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale Investments

Available-for-sale investments at December 29, 2007 and December 30, 2006 were as follows:

	2007				2006
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized	Estimated	Adjusted	Unrealized	Unrealized	Estimated
(In Millions)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Floating rate notes	$6,254	$3	$(31)	$6,226	$3,508	$4	$—	$3,512
Commercial paper	4,981	—	—	4,981	4,956	4	—	4,960
Bank time deposits[1]	1,891	1	—	1,892	1,029	1	—	1,030
Money market fund deposits	1,824	1	—	1,825	157	—	—	157
Marketable equity securities	421	616	(50)	987	233	165	—	398
Asset-backed securities	937	—	(23)	914	1,633	3	—	1,636
Corporate bonds	610	2	(8)	604	563	1	(1)	563
Repurchase agreements	150	—	—	150	450	—	—	450
Domestic government securities	121	—	—	121	116	—	—	116
Non-U.S. government securities	118	—	—	118	149	—	—	149

Total available-for-sale investments	$17,307	$623	$(112)	$17,818	$12,794	$178	$(1)	$12,971

	2007	2006
	Carrying	Carrying
(In Millions)	Amount	Amount
Available-for-sale investments	$17,818	$12,971
Investments in loan participation notes (cost basis)	111	103
Cash on hand	253	215

Total	$18,182	$13,289

Reported as (In Millions)	2007	2006
Cash and cash equivalents	$7,307	$6,598
Short-term investments	5,490	2,270
Marketable equity securities	987	398
Other long-term investments	4,398	4,023

Total	$18,182	$13,289

[1]	Bank time deposits were primarily issued by institutions outside the U.S. in 2007 and 2006.

In 2007, we invested $218.5 million in VMware, Inc., a publicly traded company, in exchange for 9.5 million shares of their common stock. Our investment is recorded in marketable equity securities at a fair value of $794 million as of December 29, 2007, based on the quoted closing stock price on December 28, 2007.

We sold available-for-sale investments for proceeds of approximately $1.7 billion in 2007. The gross realized gains on these sales totaled $138 million. The realized gains on third-party merger transactions were insignificant during 2007. The recognized impairment losses on available-for-sale investments as well as gross realized losses on sales were insignificant during 2007.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We sold available-for sale investments for proceeds of approximately $2.0 billion in 2006 and $1.7 billion in 2005. The gross realized gains on these sales totaled $135 million in 2006 and $96 million in 2005. The gain in 2006 included a gain of $103 million from the sale of a portion of our investment in Micron Technology, Inc. We recognized insignificant impairment losses on available-for-sale investments in 2006 and $105 million in 2005. The impairment in 2005 represented a charge of $105 million on our investment in Micron reflecting the difference between the cost basis of the investment and the price of Micron’s stock at the end of the second quarter of 2005. We realized gains on third-party merger transactions of $79 million during 2006 and an insignificant amount in 2005. Gross realized losses on sales were insignificant during 2006 and 2005.

The investments in an unrealized loss position as of December 29, 2007 were as follows:

	Less than 12 Months
	Gross
	Unrealized	Estimated
(In Millions)	Losses	Fair Value
Floating rate notes	$(31)	$4,626
Asset-backed securities	(23)	914
Corporate bonds	(8)	157
Marketable equity securities	(50)	129

Total	$(112)	$5,826

As of December 29, 2007, the duration of the unrealized losses for the majority of the floating rate notes, asset-backed securities purchased prior to 2007, and corporate bonds was less than six months. These unrealized losses represented an insignificant amount in relation to our total available-for-sale portfolio. Substantially all of our unrealized losses can be attributed to fair value fluctuations in an unstable credit environment. As of December 29, 2007, all of our investments in asset-backed securities were rated AAA/Aaa, and the substantial majority of the investments in floating rate notes and corporate bonds in an unrealized loss position were rated AA/Aa2 or better. Our portfolio includes $1.8 billion of asset-backed securities collateralized by first-lien mortgages, credit card debt, student loans, and auto loans. We have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested.

The $50 million of unrealized loss for marketable equity securities was attributed to the fair value decline in our investment in Micron. As of December 29, 2007, Micron had been trading at levels below our cost basis for less than two months, as its stock price has been impacted by weakened DRAM and NAND market segments. An oversupply within the DRAM and NAND market segments contributed to weakening average selling prices within these highly competitive market segments. We believe that the market segments will recover within a reasonable period given past cyclical patterns, and we have the intent and ability to hold our investment in Micron for a sufficient period of time to allow for recovery.

We believe that the unrealized losses in all of the above investments are temporary and that these losses do not represent a need for an other-than-temporary impairment, based on our evaluation of available evidence as of December 29, 2007.

The investments that have been in an unrealized loss position for 12 months or more were not significant as of December 29, 2007. In 2006, investments in an unrealized loss position were not significant.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of available-for-sale and loan participation investments in debt instruments at December 29, 2007, by contractual maturity, were as follows:

		Estimated
(In Millions)	Cost	Fair Value
Due in 1 year or less	$10,203	$10,205
Due in 1–2 years	2,838	2,836
Due in 2–5 years	1,092	1,108
Due after 5 years	103	105
Instruments not due at a single maturity date	2,761	2,739

Total	$16,997	$16,993

Instruments not due at a single maturity date include asset-backed securities that we purchased prior to fiscal 2007, and money market fund deposits.

Non-Marketable and Other Equity Investments

Non-marketable and other equity investments are included in other long-term assets. Non-marketable and other equity investments at December 29, 2007 and December 30, 2006 were as follows:

(In Millions)	2007	2006
Carrying value:
Non-marketable cost method investments	$805	$733
Non-marketable equity method investments	$2,597	$2,033
Marketable equity method investment	$508	$—

As of December 29, 2007, our non-marketable equity method investments primarily consisted of our investment in IM Flash Technologies, LLC (IMFT). See “Note 19: Ventures” for further discussion on IMFT. As of December 30, 2006, our non-marketable equity method investments primarily consisted of our investments in IMFT and Clearwire Corporation.

As of December 29, 2007, our marketable equity method investment consisted of our investment in Clearwire in which we hold an ownership interest of 22% (27% as of December 30, 2006). In March 2007, Clearwire completed an initial public offering and is publicly traded on The NASDAQ Global Select Market*. Based on the quoted closing stock price as of December 28, 2007, the fair value of our ownership interest in Clearwire was $522 million; however, since we account for our investment under the equity method, we do not carry the investment at fair value. We record our proportionate share of Clearwire’s net income (loss) on a one-quarter lag.

As of December 29, 2007, the carrying value of our investment in Clearwire exceeded our share of the book value of Clearwire’s assets by $213 million. Of this amount, $108 million is considered equity method goodwill and is not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The remaining $105 million represents our share of the difference between fair value and book value for Clearwire’s net assets, of which $48 million is being amortized with a weighted average remaining life of approximately 18 years, and $57 million is not being amortized as these assets have an indefinite useful life. There were no impairment charges related to our investment in Clearwire in 2007 or 2006.

We recognized impairment losses on non-marketable equity investments of $120 million in 2007 ($79 million in 2006 and $103 million in 2005).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in debt instruments, derivative financial instruments, and trade receivables. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk. A master netting arrangement allows amounts owed by each counterparty from separate transactions to be net settled.

We generally place investments with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any one counterparty based on our periodic analysis of that counterparty’s relative credit standing. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the substantial majority are with AA/Aa2 or better. In addition to requiring all investments with original maturities of up to six months to be rated at least A-1/P-1 by Standard & Poors/Moody’s, our investment policy specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities beyond three years require a minimum rating of AA-/Aa3. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions, which are reviewed annually by the Finance Committee of our Board of Directors. Credit rating criteria for derivative instruments are similar to those for investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed our obligations with that counterparty. At December 29, 2007, the total credit exposure to any single counterparty did not exceed $500 million. We obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when deemed appropriate.

A substantial majority of our trade receivables are derived from sales to original equipment manufacturers and original design manufacturers of computer systems, handheld devices, and networking and communications equipment. We also have accounts receivable derived from sales to industrial and retail distributors. Our two largest customers accounted for 35% of net revenue for 2007, 2006, and 2005. Additionally, these two largest customers accounted for 35% of our accounts receivable at December 29, 2007 and December 30, 2006. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecasts, balance sheet analysis, and past collection experience.

We have adopted credit policies and standards intended to accommodate industry growth and inherent risk. We believe that credit risks are moderated by the financial stability of our customers and diverse geographic sales areas. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance if necessary.

Note 9: Gains (Losses) on Equity Investments, Net

Gains (losses) on equity investments, net for the three years ended December 29, 2007 were as follows:

(In Millions)	2007	2006	2005
Impairment charges	$(120)	$(79)	$(208)
Gains on sales	214	153	101
Other, net	63	140	62

Total gains (losses) on equity investments, net	$157	$214	$(45)

During 2007, we received approximately $110 million of dividend income from one of our investments, included in the table above under “other, net.” Also included in this category are our equity method losses, primarily from our investment in Clearwire.

During 2006, the gains on sales of equity investments included the gain of $103 million on the sale of a portion of our investment in Micron, which was sold for $275 million. During 2005, the impairment charges of $208 million included a $105 million impairment charge on our investment in Micron.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2007	2006	2005
Interest income	$804	$636	$577
Interest expense	(15)	(24)	(19)
Other, net	4	590	7

Total interest and other, net	$793	$1,202	$565

During 2006, we realized gains of $612 million for three completed divestitures, included within “other, net” in the table above. See “Note 13: Divestitures” for further discussion.

Note 11: Comprehensive Income

The components of total comprehensive income were as follows:

(In Millions)	2007	2006	2005
Net income	$6,976	$5,044	$8,664
Other comprehensive income (loss)	318	26	(25)

Total comprehensive income	$7,294	$5,070	$8,639

The components of other comprehensive income (loss) and related tax effects were as follows:

	2007			2006			2005
	Before		Net of	Before		Net of	Before		Net of
(In Millions)	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax
Change in unrealized holding gain on investments	$420	$(155)	$265	$94	$(33)	$61	$161	$(60)	$101
Less: adjustment for gain on investments included in net income	(85)	31	(54)	(75)	27	(48)	(60)	22	(38)
Change in unrealized holding gain or loss on derivatives	80	(21)	59	59	(22)	37	(67)	25	(42)
Less: adjustment for amortization of gain or loss on derivatives included in net income	(55)	16	(39)	9	(3)	6	(60)	22	(38)
Change in prior service costs	4	(1)	3	—	—	—	—	—	—
Change in actuarial loss	106	(22)	84	—	—	—	—	—	—
Minimum pension liability	—	—	—	(36)	6	(30)	(13)	5	(8)

Total other comprehensive income (loss)	$470	$(152)	$318	$51	$(25)	$26	$(39)	$14	$(25)

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

(In Millions)	2007	2006
Accumulated net unrealized holding gain on available-for-sale investments	$324	$113
Accumulated net unrealized holding gain on derivatives	100	80
Accumulated net prior service costs	(13)	(16)
Accumulated net actuarial losses	(148)	(232)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$261	$(57)

In the table above, accumulated net unrealized holding gain on available-for-sale investments included $364 million as of December 29, 2007 related to our investment in VMware, net of tax of $212 million.

For 2007, we reclassified $39 million of net deferred holding gains on derivatives from accumulated other comprehensive income (loss) to cost of sales and operating expenses related to our non-U.S.-currency capital purchase and operating cost hedging programs (losses of $6 million in 2006 and gains of $38 million in 2005). We estimate that we will reclassify less than $45 million of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings for cash flow hedges. Additionally, for all periods presented, there was no significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

The estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2008 are $4 million, $9 million, and zero, respectively.

We recorded the adjustment for initially applying SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158) in 2006, net of tax, to accumulated other comprehensive income (loss) for $210 million as of December 30, 2006. See “Note 18: Retirement Benefit Plans.”

Note 12: Acquisitions

Consideration for acquisitions that qualify as business combinations includes the cash paid and the value of any options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash and any debt assumed. During 2007, we completed one acquisition qualifying as a business combination in exchange for aggregate net cash consideration of $76 million, plus certain liabilities. We allocated a substantial majority of this consideration to goodwill. The acquired business and related goodwill was recorded within the all other category for segment reporting purposes. During 2006, we did not complete any acquisitions qualifying as business combinations. During 2005, we completed three acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $177 million, plus certain liabilities. We allocated most of this consideration to goodwill. The acquired businesses and related goodwill were recorded within the all other category for segment reporting purposes.

Note 13: Divestitures

In September 2006, we completed the divestiture of our media and signaling business and associated assets that were included in the Digital Enterprise Group operating segment. We received $75 million in cash consideration. Approximately 375 employees of our media and signaling business became employees of the acquiring company. As a result of this divestiture, we recorded a reduction of goodwill for $4 million. Additionally, we recorded a net gain of $52 million within interest and other, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, we completed the divestiture of certain product lines and associated assets of our optical networking components business that were included in the Digital Enterprise Group operating segment. Consideration for the divestiture was $115 million, including $86 million in cash, and shares of the acquiring company with an estimated value of $29 million. Approximately 55 employees of our optical networking components business became employees of the acquiring company. As a result of this divestiture, we recorded a reduction of goodwill of $6 million. Additionally, we recorded a net gain of $77 million within interest and other, net.

In November 2006, we completed the divestiture of certain assets of our communications and application processor business to Marvell Technology Group, Ltd. for a cash purchase price of $600 million, plus the assumption of certain liabilities. We included the operating results associated with the divested assets of our communications and application processor business in the Mobility Group operating segment. Intel and Marvell also entered into an agreement whereby we provided certain manufacturing and transition services to Marvell. Approximately 1,300 employees of our communications and application processor business, involved in a variety of functions including engineering, product testing and validation, operations, and marketing, became employees of Marvell. As a result of this divestiture, we recorded a reduction of goodwill of $2 million. Additionally, we recorded a net gain of $483 million within interest and other, net.

In May 2007, we announced that we entered into an agreement to form a private, independent semiconductor company with STMicroelectronics N.V. and Francisco Partners L.P. The new company, named Numonyx, is expected to supply flash memory solutions for wireless communications, consumer devices, and other applications. We expect to exchange certain NOR flash memory assets and certain assets associated with our phase change memory initiatives with Numonyx for a 45.1% ownership interest. STMicroelectronics is expected to sell certain assets and obtain a 48.6% ownership interest. Francisco Partners is expected to contribute $150 million for a 6.3% ownership interest. We expect to enter into supply and transition service agreements to provide products, services, and support to Numonyx following the close of the transaction.

As of December 29, 2007, approximately $690 million of NOR flash memory assets were classified as held for sale within other current assets. The disposal group consisted primarily of property, plant and equipment and inventory. We ceased recording depreciation on property, plant and equipment that we classified as held for sale beginning in the second quarter of 2007. In the fourth quarter of 2007, we recorded asset impairment charges of $85 million related to assets expected to be exchanged in this divestiture. See “Note 16: Restructuring and Asset Impairment Charges” for additional information.

Subject to satisfaction of the closing conditions, we expect the transaction to close by the end of the first quarter of 2008. Should the transaction not close, we could incur additional costs such as recapture of the suspended depreciation.

Note 14: Identified Intangible Assets

We classify identified intangible assets within other long-term assets. Identified intangible assets consisted of the following as of December 29, 2007:

		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Intellectual property assets	$1,158	$(438)	$720
Acquisition-related developed technology	19	(3)	16
Other intangible assets	360	(136)	224

Total identified intangible assets	$1,537	$(577)	$960

During 2007, we acquired intellectual property assets for $170 million with a weighted average life of 11 years. The majority of the intellectual property assets acquired represent the fair value of assets capitalized as a result of a settlement agreement with Transmeta Corporation. Pursuant to the agreement, we agreed to pay Transmeta a total of $250 million in exchange for a technology license and other consideration (see “Note 21: Contingencies”). The present value of the settlement was $236 million, of which $113 million was charged to cost of sales. The charge to cost of sales related to the portion of the license attributable to certain product sales through the third quarter of 2007. The remaining $123 million represented the value of the intellectual property assets capitalized and is being amortized to cost of sales over the assets’ remaining useful lives.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2007, we acquired acquisition-related developed technology for $15 million with a weighted average life of four years, and recorded other intangible assets of $40 million with a weighted average life of four years.

Identified intangible assets consisted of the following as of December 30, 2006:

		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Intellectual property assets	$1,143	$(434)	$709
Acquisition-related developed technology	4	(2)	2
Other intangible assets	349	(73)	276

Total identified intangible assets	$1,496	$(509)	$987

During 2006, we acquired intellectual property assets for $293 million with a weighted average life of seven years. Additionally, during 2006, there were $300 million in additions to other intangible assets with a weighted average life of four years.

All of our identified intangible assets are subject to amortization. We recorded the amortization of identified intangible assets on the consolidated statements of income as follows: intellectual property assets generally in cost of sales, acquisition-related developed technology in amortization of acquisition-related intangibles and costs, and other intangible assets as either a reduction of revenue or amortization of acquisition-related intangibles and costs. The amortization expense for the three years ended December 29, 2007 were as follows:

(In Millions)	2007	2006	2005
Intellectual property assets	$159	$178	$123
Acquisition-related developed technology	$1	$20	$86
Other intangible assets	$92	$59	$32

Based on identified intangible assets recorded at December 29, 2007, and assuming that the underlying assets are not impaired in the future, we expect amortization expense for each period to be as follows:

(In Millions)	2008	2009	2010	2011	2012
Intellectual property assets	$161	$133	$122	$71	$60
Acquisition-related developed technology	$5	$4	$4	$3	$—
Other intangible assets	$96	$118	$10	$—	$—

Note 15: Goodwill

Goodwill activity attributed to reportable operating segments for the years ended December 29, 2007 and December 30, 2006 was as follows:

	Digital
	Enterprise	Mobility
(In Millions)	Group	Group	All Other	Total
December 31, 2005	$3,400	$250	$223	$3,873
Divestitures	(10)	(2)	—	(12)

December 30, 2006	3,390	248	223	3,861
Addition	—	—	60	60
Other	(5)	—	—	(5)

December 29, 2007	$3,385	$248	$283	$3,916

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2007, we completed one acquisition that resulted in goodwill of $60 million. See “Note 12: Acquisitions” for further discussion. During 2006, we completed three divestitures that resulted in a reduction of $12 million in goodwill. See “Note 13: Divestitures” for further discussion.

We concluded that goodwill was not impaired during 2007, 2006, and 2005.

Note 16: Restructuring and Asset Impairment Charges

In the third quarter of 2006, management approved several actions that were recommended by our structure and efficiency task force as part of a restructuring plan designed to improve operational efficiency and financial results. Some of these activities involve cost savings or other actions that do not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. The efficiency program includes headcount targets for various groups within the company, and these targets are being met through ongoing employee attrition and terminations. In addition, business divestitures further reduce our headcount.

Restructuring and asset impairment charges for the three years ended December 29, 2007 were as follows:

(In Millions)	2007	2006	2005
Employee severance and benefit arrangements	$289	$238	$—
Asset impairments	227	317	—

Total restructuring and asset impairment charges	$516	$555	$—

During 2006, we completed the divestiture of three businesses concurrently with the ongoing execution of the efficiency program. See “Note 13: Divestitures” for further discussion. In connection with the divestiture of certain assets of our communications and application processor business, we recorded impairment charges of $103 million related to the write-down of manufacturing tools to their fair value, less the cost to dispose of the assets. We determined the fair value using a market-based valuation technique. In addition, as a result of both this divestiture and a subsequent assessment of our worldwide manufacturing capacity operations, we placed for sale the fabrication facility in Colorado Springs, Colorado. This plan resulted in an impairment charge of $214 million to write down to fair value the land, building, and equipment asset grouping that has been principally used to support our communications and application processor business. We determined the fair market value of the asset grouping using an average of the results from using the cost approach and market approach valuation techniques.

During 2007, we incurred an additional $54 million in asset impairment charges as a result of softer than anticipated market conditions related to the Colorado Springs facility. Also, we recorded land and building write-downs related to certain facilities in Santa Clara, California. In addition, during the fourth quarter we incurred $85 million in asset impairment charges related to the anticipated divestiture of our NOR flash memory business. The impairment charges were determined using the revised fair value, less selling costs, that we expected to receive upon completion of the divestiture. See “Note 13: Divestitures” for further information on this divestiture, which is expected to be completed during the first quarter of 2008.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restructuring and asset impairment activity for 2006 and 2007:

	Employee Severance
(In Millions)	and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2005	$—	$—	$—
Additional accruals	238	317	555
Adjustments	—	—	—
Cash payments	(190)	—	(190)
Non-cash settlements	—	(317)	(317)

Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	299	227	526
Adjustments	(10)	—	(10)
Cash payments	(210)	—	(210)
Non-cash settlements	—	(227)	(227)

Accrued restructuring balance as of December 29, 2007	$127	$—	$127

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges on the consolidated statements of income. The remaining accrual as of December 29, 2007 was related to severance benefits that we recorded as a current liability within accrued compensation and benefits.

From the third quarter of 2006 through the fourth quarter of 2007, we incurred a total of $1.1 billion in restructuring and asset impairment charges related to this plan. These charges include a total of $527 million related to employee severance and benefit arrangements due to the termination of approximately 9,900 employees, and $544 million in asset impairment charges. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.

Note 17: Taxes

Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2007	2006	2005
Income before taxes:
U.S.	$6,520	$4,532	$10,397
Non-U.S.	2,646	2,536	2,213

Total income before taxes	$9,166	$7,068	$12,610

Provision for taxes:
Current:
Federal	$1,865	$1,997	$3,546
State	111	15	289
Non-U.S.	445	337	524

	2,421	2,349	4,359

Deferred:
Federal	(140)	(305)	(360)
Other	(91)	(20)	(53)

	(231)	(325)	(413)

Total provision for taxes	$2,190	$2,024	$3,946

Effective tax rate	23.9%	28.6%	31.3%

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes was as follows:

(In Percentages)	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefits	0.6	0.8	1.3
Non-U.S. income taxed at different rates	(4.7)	(4.3)	(2.0)
Settlements	(5.3)	—	—
Research and development tax credits	(1.3)	(0.8)	(0.5)
Domestic manufacturing deduction benefit	(1.1)	(0.9)	(0.8)
Export sales benefit	—	(2.1)	(2.8)
Repatriation of prior years’ permanently reinvested earnings	—	—	1.8
Share-based compensation	0.3	0.7	—
Other	0.4	0.2	(0.7)

Income tax rate	23.9%	28.6%	31.3%

During 2007, the tax benefit that we realized for the tax deduction from option exercises and other awards totaled $265 million ($139 million in 2006 and $351 million in 2005).

The American Jobs Creation Act of 2004 (the Jobs Act) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled non-U.S. corporations. During 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan under which we repatriated $6.2 billion in earnings outside the U.S. pursuant to the Jobs Act. We recorded additional tax expense in 2005 of approximately $265 million related to this decision to repatriate non-U.S. earnings.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at fiscal year-ends were as follows:

(In Millions)	2007	2006
Deferred tax assets
Accrued compensation and other benefits	$438	$284
Accrued advertising	29	—
Deferred income	222	217
Share-based compensation	542	385
Inventory valuation	315	268
Impairment losses on equity investments	116	89
State credits and net operating losses	133	115
Intercompany profit in inventory	123	133
Unremitted earnings of non-U.S. subsidiaries	32	54
Other, net	331	272

	2,281	1,817
Valuation allowance	(133)	(87)

Total deferred tax assets	$2,148	$1,730

Deferred tax liabilities
Depreciation and amortization	$(759)	$(530)
Accrued advertising	—	(66)
Unrealized gains on investments	(227)	(149)
Other, net	(106)	(111)

Total deferred tax liabilities	$(1,092)	$(856)

Net deferred tax assets	$1,056	$874

Reported as:
Current deferred tax assets	$1,186	$997
Current deferred tax liabilities[1]	—	(8)
Non-current deferred tax assets[2]	281	150
Non-current deferred tax liabilities	(411)	(265)

Net deferred taxes	$1,056	$874

[1]	Included within other accrued liabilities on the consolidated balance sheets.

[2]	Included within other long-term assets on the consolidated balance sheets.

We had state tax credits of $155 million at December 29, 2007 that will expire between 2009 and 2020. The net deferred tax asset valuation allowance was $133 million at December 29, 2007 compared to $87 million at December 30, 2006. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance is composed of unrealized state capital loss carry forwards and unrealized state credit carry forwards of $91 million, and operating loss of non-U.S. subsidiaries of $42 million.

As of December 29, 2007, U.S. income taxes were not provided for on a cumulative total of approximately $6.3 billion of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. We currently intend to reinvest those earnings in operations outside the U.S.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective at the beginning of the first quarter of 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we reduced the liability for net unrecognized tax benefits by $181 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $181 million.

We have historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. Long-term income taxes payable include uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In Millions)
Beginning balance as of December 31, 2006 (date of adoption)	$1,896
Settlements and effective settlements with tax authorities and related remeasurements	(1,243)
Lapse of statute of limitations	—
Increases in balances related to tax positions taken during prior periods	106
Decreases in balances related to tax positions taken during prior periods	(26)
Increases in balances related to tax positions taken during current period	61

December 29, 2007	$794

During 2007, the U.S. Internal Revenue Service (IRS) closed its examination of our tax returns for the years 1999 through 2002, resolving the issues related to the tax benefits for export sales as well as a number of other issues. Additionally, we reached a settlement with the IRS for years 2003 through 2005 with respect to the tax benefits for export sales. In connection with the $739 million settlement with the IRS, we reversed long-term income taxes payable, which resulted in a $276 million tax benefit in 2007.

Also during 2007, we effectively settled with the IRS on several other matters related to the audit for the 2003 and 2004 tax years, despite the fact that the IRS audit for these years remains open. The result of effectively settling these positions and the process of re-evaluating, based on all available information and certain required remeasurements, was a reduction of $389 million in the balance of our gross unrecognized tax benefits, $155 million of which resulted in a tax benefit in 2007.

If the remaining balance of $794 million of unrecognized tax benefits at December 29, 2007 were realized in a future period, it would result in a tax benefit of $754 million and a reduction of the effective tax rate.

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. Therefore, no change was necessary upon adoption of FIN 48. In 2007, we recognized a net benefit of $142 million, primarily due to the reversal of accrued interest and penalties related to the settlement activity described above. As of December 29, 2007, we had $115 million, and as of the date of adoption we had $257 million, of accrued interest and penalties related to unrecognized tax benefits.

Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.

We file U.S. federal, U.S. state, and non-U.S. tax returns. For U.S. state and non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to 1996. For U.S. federal tax returns, we are no longer subject to tax examination for years prior to 2003.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Retirement Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Our Chief Executive Officer determines the amounts to be contributed to the U.S. Profit Sharing Plan under delegation of authority from our Board of Directors, pursuant to the terms of the Profit Sharing Plan. As of December 29, 2007, 80% of our U.S. Profit Sharing Fund was invested in equities and 20% was invested in fixed-income instruments. All assets are managed by external investment managers.

For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan is unfunded.

We expensed $302 million for the qualified and non-qualified U.S. profit sharing retirement plans in 2007 ($313 million in 2006 and $355 million in 2005). In the first quarter of 2008, we funded $296 million for the 2007 contribution to the U.S. qualified Profit Sharing Plan and $9 million for the supplemental deferred compensation plan for certain highly compensated employees.

Contributions that we make to the U.S. Profit Sharing Plan on behalf of our employees vest based on the employee’s years of service. As of December 29, 2007, employees vested after three years of service in 20% annual increments until the employee was 100% vested after seven years, or earlier if the employee reached age 60. We amended the U.S. Profit Sharing Plan vesting schedule to comply with the Pension Protection Act of 2006 (PPA), which requires employers to fully vest employees after six years of service. As a result, as of the beginning of 2008, vesting occurs after two years of service in 20% annual increments until the employee is 100% vested after six years, or earlier if the employee reaches age 60. We also implemented this change in the U.S. defined-benefit plan.

Pension and Postretirement Benefit Plans

Effective at the end of fiscal year 2006, we adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on our consolidated balance sheets, and that changes in the funded status be reflected in other comprehensive income. SFAS No. 158 also requires that the measurement date of the plan’s funded status be the same as our fiscal year-end. Prior to adopting the provisions of SFAS No. 158, the measurement date for all non-U.S. plans was our fiscal year-end, and the measurement date for the U.S. plan was November. Therefore, the change in measurement date had an insignificant impact on the projected benefit obligation and accumulated other comprehensive income (loss). Upon adoption of SFAS No. 158 in 2006, we recorded an adjustment, net of tax, of $210 million to accumulated other comprehensive income (loss).

U.S. Pension Benefits. We provide a tax-qualified defined-benefit pension plan for the benefit of eligible employees and retirees in the U.S. The plan provides for a minimum pension benefit that is determined by a participant’s years of service and final average compensation (taking into account the participant’s social security wage base), reduced by the participant’s balance in the U.S. Profit Sharing Plan. If the pension benefit exceeds the participant’s balance in the U.S. Profit Sharing Plan, the participant will receive a combination of pension and profit sharing amounts equal to the pension benefit. However, the participant will receive only the benefit from the Profit Sharing Plan if that benefit is greater than the value of the pension benefit. If we do not continue to contribute to, or significantly reduce contributions to, the U.S. Profit Sharing Plan, the U.S. defined-benefit plan projected benefit obligation could increase significantly. In 2007, we amended the U.S. Defined Benefit Plan lump sum conversion rates, mortality tables, and minimum funding targets to comply with the PPA.

Non-U.S. Pension Benefits. We also provide defined-benefit pension plans in certain other countries. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Funding Policy. Our practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations or applicable local laws and regulations. Additional funding may be provided as deemed appropriate. The assets of the various plans are invested in corporate equities, corporate debt instruments, government securities, and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, local customs, and market circumstances, the liabilities of a plan may exceed qualified plan assets. We accrue for all such liabilities.

Benefit Obligation and Plan Assets

The changes in the benefit obligations and plan assets for the plans described above were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2007	2006	2007	2006	2007	2006
Change in projected benefit obligation:
Beginning benefit obligation	$345	$317	$686	$473	$204	$193
Service cost	18	4	70	50	12	12
Interest cost	17	13	37	27	11	10
Plan participants’ contributions	—	—	10	9	3	3
Actuarial (gain) loss	(31)	13	(59)	115	(11)	(8)
Currency exchange rate changes	—	—	77	43	—	—
Plan amendments	(25)	—	—	—	—	—
Benefits paid to plan participants	(33)	(2)	(27)	(31)	(6)	(6)

Ending projected benefit obligation	$291	$345	$794	$686	$213	$204

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2007	2006	2007	2006	2007	2006
Change in plan assets:
Beginning fair value of plan assets	$245	$226	$447	$340	$1	$2
Actual return on plan assets	15	12	20	41	(1)	(1)
Employer contributions	—	9	52	60	4	3
Plan participants’ contributions	—	—	10	9	3	3
Currency exchange rate changes	—	—	49	28	—	—
Benefits paid to participants	(33)	(2)	(30)	(31)	(6)	(6)

Ending fair value of plan assets	$227	$245	$548	$447	$1	$1

The following table summarizes the amounts recognized on the consolidated balance sheet as of December 29, 2007:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits
Other long-term assets	$—	$53	$—
Accrued compensation and benefits	—	(6)	(10)
Other long-term liabilities	(64)	(293)	(202)
Accumulated other comprehensive loss	49	146	15

Net amount recognized	$(15)	$(100)	$(197)

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of December 29, 2007:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits
Net prior service cost	$—	$—	$(21)
Net actuarial gain (loss)	(49)	(144)	6
Reclassification adjustment of transition obligation	—	(2)	—

Defined benefit plans, net	$(49)	$(146)	$(15)

The following table summarizes the amounts recognized on the consolidated balance sheet as of December 30, 2006:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits
Other long-term assets	$—	$44	$—
Accrued compensation and benefits	—	(6)	(9)
Other long-term liabilities	(100)	(277)	(194)
Accumulated other comprehensive loss	91	208	21

Net amount recognized	$(9)	$(31)	$(182)

Included in the aggregate data in the tables below are the amounts applicable to our pension plans with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

	U.S. Pension		Non-U.S. Pension
	Benefits		Benefits
(In Millions)	2007	2006	2007	2006
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$155	$330
Plan assets	$—	$—	$31	$211
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$291	$345	$573	$494
Plan assets	$227	$245	$274	$211

Assumptions

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	5.6%	5.5%	5.5%	5.3%	5.6%	5.5%
Rate of compensation increase	5.0%	5.0%	4.5%	4.6%	—	—

For the postretirement medical benefit plan, an increase in the assumed healthcare cost trend rate of one percentage point each year would not have a significant impact on the benefit obligation because the plan provides defined credits that the retiree can use to pay all or a portion of the cost to purchase medical coverage.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	5.5%	5.4%	5.2%	5.4%	5.5%	5.6%
Expected return on plan assets	5.6%	5.6%	6.2%	6.0%	—	—
Rate of compensation increase	5.0%	5.0%	4.5%	4.2%	—	—

For the U.S. plan, we developed the discount rate by calculating the benefit payment streams by year to determine when benefit payments will be due. We then matched the benefit payment streams by year to U.S. Treasury zero coupon strips to match the timing and amount of the expected benefit payments. We adjusted the zero coupon rate by a historical credit risk spread, and discounted it back to the measurement date to determine the appropriate discount rate. For the non-U.S. plans, we developed the discount rate by analyzing long-term bond rates and matching the bond maturity with the average duration of the pension liabilities. We consider several factors in developing the asset return assumptions for the U.S. and non-U.S. plans. We analyzed rates of return relevant to the country where each plan is in effect and the investments applicable to the plan, expectations of future returns, local actuarial projections, and the projected rates of return from investment managers. The expected long-term rate of return shown for the non-U.S. plan assets is weighted to reflect each country’s relative portion of the non-U.S. plan assets.

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

				Non-U.S. Pension			Postretirement
	U.S. Pension Benefits			Benefits			Medical Benefits
(In Millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$18	$4	$4	$70	$51	$31	$6	$12	$11
Interest cost	17	13	2	37	27	18	11	10	10
Expected return on plan assets	(10)	(12)	(3)	(29)	(15)	(18)	—	—	—
Amortization of prior service cost	(25)	—	—	1	—	—	4	4	4
Recognized net actuarial loss	7	—	—	11	—	—	—	—	—

Net periodic benefit cost	$7	$5	$3	$90	$63	$31	$21	$26	$25

U.S. Plan Assets

In general, we design the investment strategy for U.S. plan assets to assure that the pension assets are available to pay benefits as they come due and to minimize market risk. When deemed appropriate, we may invest a portion of the fund in futures contracts for the purpose of acting as a temporary substitute for an investment in a particular equity security. The fund does not engage in speculative futures transactions. The expected long-term rate of return for the U.S. plan assets is 5.1%.

The asset allocation for our U.S. Pension Plan at the end of fiscal years 2007 and 2006, and the target allocation rate for 2008, by asset category, are as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation	2007	2006
Equity securities	10%–20%	15.0%	14.0%
Debt instruments	80%–90%	85.0%	86.0%

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Plan Assets

The non-U.S. plans’ investments are managed by insurance companies, third-party trustees, or pension funds consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by us or local regulations. Performance is evaluated by comparing the actual rate of return to the return on other similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. In general, the investment strategy followed is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 6.7%.

The asset allocation for our non-U.S. plans, excluding assets managed by qualified insurance companies, at the end of fiscal years 2007 and 2006, and the target allocation rate for 2008, by asset category, are as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation	2007	2006
Equity securities	67.0%	67.0%	68.0%
Debt instruments	8.0%	8.0%	8.0%
Other	25.0%	25.0%	24.0%

Investment assets managed by qualified insurance companies are invested as part of the insurance companies’ general fund. We do not have control over the target allocation of those investments. Those investments made up 31% of total non-U.S. plan assets in 2007 and 2006.

Funding Expectations

Under applicable law for the U.S. Pension Plan, we are not required to make any contributions during 2008. We intend to make voluntary contributions if the plan assets are less than the accumulated benefit obligation at the end of the year. Our expected funding for the non-U.S. plans during 2008 is approximately $64 million. We expect employer contributions to the postretirement medical benefits plan to be approximately $12 million during 2008.

Estimated Future Benefit Payments

We expect the benefits to be paid through 2017 from the U.S. and non-U.S. pension plans and other postretirement benefit plans to be approximately $100 million annually.

Note 19: Ventures

In January 2006, Micron and Intel formed IM Flash Technologies, LLC (IMFT) and in February 2007 formed IM Flash Singapore, LLP (IMFS). We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. We own a 49% interest in each of these ventures. Initial production from IMFT began in early 2006; IMFS is in its construction phase and has had no production to date. Our investments were $2.2 billion in IMFT and $146 million in IMFS as of December 29, 2007 ($1.3 billion in IMFT as of December 30, 2006), which represents our maximum exposure to loss. Our investments in these ventures are classified within other long-term assets.

As part of the initial capital contribution to IMFT, we paid $615 million in cash and issued $581 million in non-interest-bearing notes. During 2006, we paid the entire balance of $581 million to settle the non-interest-bearing notes, which has been reflected as a financing activity on the consolidated statements of cash flows. At inception, in exchange for a 51% interest, Micron contributed assets valued at $995 million and $250 million in cash.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concurrent with the formation of IMFT, we paid Micron $270 million for product designs that Micron developed as well as certain other intellectual property. We own the rights to all product designs and have licensed the designs to Micron. Micron paid Intel $40 million to license these initial product designs and will pay additional royalties on new product designs. We recorded our net investment in this technology of $230 million as an identified intangible asset, which we included in the intellectual property asset classification. The identified intangible asset is being amortized into cost of sales over its expected five-year life. Costs that Intel and Micron have incurred for product and process development related to IMFT are generally split evenly between Intel and Micron and are classified in R&D.

Subject to certain conditions, we agreed to contribute up to approximately $1.4 billion for IMFT and up to approximately $1.7 billion for IMFS in the three years following the initial capital contributions. Of these amounts, as of December 29, 2007, our remaining commitment was approximately $260 million for IMFT and approximately $1.5 billion for IMFS. Additionally, our portion of IMFT costs, primarily related to product purchases and start-up, was approximately $790 million during 2007 (approximately $300 million during 2006). The amount due to IMFT for product purchases and services provided was approximately $130 million as of December 29, 2007 and was not significant as of December 30, 2006.

IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. These ventures will operate until 2016, but are subject to prior termination under certain terms and conditions.

These joint ventures are variable interest entities as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)), because all positive and negative variances in cost structure will be passed on to Micron and Intel through our purchase agreements. However, we have determined that we are not the primary beneficiary of these joint ventures, and as such, we account for our interests using the equity method of accounting and do not consolidate these joint ventures. Micron and Intel are also considered related parties under the provisions of FIN 46(R).

We have entered into a long-term agreement with Apple, Inc. to supply a portion of the NAND flash memory output that we will purchase from IMFT through December 31, 2010. In January 2006, Apple pre-paid Intel a refundable $250 million that will be applied to Apple’s purchases of NAND flash memory beginning in 2008.

Note 20: Commitments

A portion of our capital equipment and certain facilities are under operating leases that expire at various dates through 2021. Additionally, portions of our land are under leases that expire at various dates through 2062. Rental expense was $154 million in 2007 ($160 million in 2006 and $150 million in 2005).

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows (in millions):

Year Payable
2008	$95
2009	73
2010	44
2011	30
2012	26
2013 and thereafter	52

Total	$320

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments for construction or purchase of property, plant and equipment decreased from $3.3 billion at December 30, 2006 to $2.3 billion at December 29, 2007. Other purchase obligations and commitments as of December 29, 2007 totaled $1.7 billion. Other purchase obligations and commitments include payments due under various types of licenses, agreements to purchase raw material or other goods, as well as payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies. In addition, we have various contractual commitments with Micron, IMFT, and IMFS (see “Note 19: Ventures”).

Note 21: Contingencies

Tax Matters

In connection with the regular examination of our tax returns for the years 1999 through 2005, the IRS had formally assessed adjustments to the amounts that we had recorded on those returns as a tax benefit for export sales. In 2007, we resolved these matters with the IRS. See “Note 17: Taxes” for further discussion.

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

Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations

In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that we and our Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against our Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages in each suit of approximately $55 million, plus various other costs and fees. At least 83 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and the District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat AMD’s allegations and assert various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been or will be consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. We dispute AMD’s claims and the class-action claims, and intend to defend the lawsuits vigorously.

We are also subject to certain antitrust regulatory inquiries. In 2001, the European Commission commenced an investigation regarding claims by AMD that we used unfair business practices to persuade clients to buy our microprocessors. The European Commission sent us a Statement of Objections in July 2007 alleging that certain Intel marketing and pricing practices amounted to an abuse of a dominant position that infringed European law. The Statement recognized that such allegations were preliminary, not final, conclusions. We responded to those allegations in January 2008. We intend to contest this matter vigorously in the administrative procedure, which has now begun and, if necessary, in European courts. On February 12, 2008, the European Commission initiated an inspection of documents at our Feldkirchen, Germany offices, and we are cooperating with the investigation.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In September 2007, the KFTC served us an Examination Report alleging that sales to two customers during parts of 2002–2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. We intend to contest this matter vigorously in the administrative procedure and, if necessary, in Korean courts.

In January 2008, we received a subpoena from the Attorney General of the State of New York requesting documents and information to assist in its investigation of whether there have been any agreements or arrangements establishing or maintaining a monopoly in the sale of microprocessors in violation of federal or New York antitrust laws.

We intend to cooperate with and respond to these investigations as appropriate and we expect that these matters will be acceptably resolved.

Barbara’s Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc.

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company, and HPDirect, Inc. alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the court certified against us an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing these microprocessors. In January 2005, the court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the court’s class certification order. In July 2006, the Illinois Appellate Court, Fifth District, vacated the trial court’s class certification order. The Appellate Court instructed the trial court to reconsider whether California law should apply. However, in August 2006, the Illinois Supreme Court agreed to review the Appellate Court’s decision. In November 2007, the Illinois Supreme Court issued its opinion finding in favor of Intel on two issues. First, on the issue of whether Illinois or California law applies to the claims of Illinois residents for goods purchased in Illinois, the Court found that Illinois law applies, rejecting the Appellate Court’s finding of a nationwide class based on the application of California law. Second, on the issue of whether any class should be certified in this case at all, the Court held that no class should be certified, reversing the trial court’s finding of an Illinois-only class based on Illinois law. The case has been remanded to the trial court.

Transmeta Corporation v. Intel Corporation

In October 2006, Transmeta Corporation filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware alleging that our P6, Pentium 4, Pentium® M, Intel® Coretm, and Intel® Coretm2 processors infringed ten Transmeta patents, and subsequently filed an amended complaint alleging that our processors infringed an eleventh Transmeta patent, alleged to cover computer architecture and power-efficiency technologies. We filed counterclaims against Transmeta alleging that Transmeta’s Crusoe*, Efficeon*, and Efficeon 2* families of microprocessors infringed seven of our patents. Both parties sought damages, treble damages, an injunction, and attorney’s fees.

In October 2007, Intel and Transmeta agreed to settle the patent infringement cases between them. The agreement, which was finalized in January 2008, provides us and our customers with a broad license to all Transmeta patents and patent applications now existing or as may be filed during the next ten years, including any patent rights acquired by Transmeta. Transmeta also agreed to transfer certain technology to us and granted us a non-exclusive license to Transmeta’s LongRun* and LongRun2* technologies and future improvements. In addition, we will receive a general release from all claims of any type. In exchange, we made an initial payment of $150 million to Transmeta in the first quarter of 2008 and will make five annual payments of $20 million beginning one year from the date of the settlement, for total payments of $250 million. The agreement also includes a covenant by us not to sue Transmeta for certain licensing to third parties. The court dismissed all litigation pending between us and Transmeta.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BIAX Corporation v. Intel Corporation and Analog Devices, Inc.

In May 2005, BIAX Corporation filed a lawsuit against us and Analog Devices, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleged that certain Hyper-Threading-enabled processors, including the Intel® Pentium® and Intel® Xeon® processors supporting Hyper-Threading Technology, and Itanium® and Itanium® 2 processors, infringed four BIAX patents. The complaint sought unspecified damages, injunctive, and other relief, including enhanced damages for alleged willful infringement. In June 2007, the parties finalized a settlement agreement pursuant to which, among other terms, we made a payment to BIAX, and, in exchange, we received a license to BIAX’s patent portfolio. In July 2007, the lawsuit was dismissed with prejudice.

Martin Smilow v. Craig R. Barrett et al. & Intel Corporation

On February 13, 2008, Martin Smilow, an Intel stockholder, filed a putative derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleges generally that the Board allowed the company to violate antitrust and other laws, as described in AMD’s antitrust lawsuits against us, and that those Board-sanctioned activities have harmed the company. The complaint repeats many of AMD’s allegations and references various investigations by the European Community, Korean Fair Trade Commission, and others. We deny the allegations and intend to defend the lawsuit vigorously.

Note 22: Operating Segment and Geographic Information

As of December 29, 2007, our operating segments included the Digital Enterprise Group, Mobility Group, NAND Products Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Software and Solutions Group. In the fourth quarter of 2007, we made organizational changes that resulted in the formation of the NAND Products Group operating segment, which includes the NAND flash memory business that was previously included in the Flash Memory Group operating segment. The Flash Memory Group operating segment includes sales of NOR flash memory products. During the first quarter of 2008, we expect to complete the divestiture of our NOR flash memory assets to Numonyx. We expect to enter into supply and transition service agreements to provide products, services, and support to Numonyx following the close of the transaction. See “Note 13: Divestitures” for more information on Numonyx. Prior-period amounts have been adjusted retrospectively to reflect other minor reorganizations.

The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is our President and Chief Executive Officer (CEO). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

We report the financial results of the following operating segments:

•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments; communications infrastructure components such as network processors, communications boards, and embedded processors; wired connectivity devices; and products for network and server storage.
•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook market segment, wireless connectivity products, and products designed for the ultra-mobile market segment. In the fourth quarter of 2006, we completed the sale of certain assets of our communications and application processor business lines to Marvell. Related to the sale, we entered into a manufacturing and transition services agreement with Marvell. As a result, our sales of application and cellular baseband processors in 2007 were only to Marvell.

The NAND Products Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Software and Solutions Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131 and are included within the all other category.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below. Additionally, in the first quarter of 2007, we started including share-based compensation in the computation of operating income (loss) for each operating segment and adjusted prior results to reflect this change. Revenue for the all other category is primarily related to the sale of NOR flash memory products, NAND flash memory products, and microprocessors and related chipsets by the Digital Home Group. The all other category includes certain corporate-level operating expenses and charges. These expenses and charges include:

•	a portion of profit-dependent bonuses and other expenses not allocated to the operating segments;
•	results of operations of seed businesses that support our initiatives;
•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill;
•	charges for purchased IPR&D; and
•	amounts included within restructuring and asset impairment charges.

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

Operating segment net revenue and operating income (loss) for the three years ended December 29, 2007 were as follows:

(In Millions)	2007	2006	2005
Net revenue
Digital Enterprise Group
Microprocessor revenue	$15,234	$14,606	$19,412
Chipset, motherboard, and other revenue	5,106	5,270	5,725

	20,340	19,876	25,137
Mobility Group
Microprocessor revenue	10,660	9,212	8,704
Chipset and other revenue	4,021	3,097	2,427

	14,681	12,309	11,131
All other	3,313	3,197	2,558

Total net revenue	$38,334	$35,382	$38,826

Operating income (loss)
Digital Enterprise Group	$5,169	$3,510	$9,020
Mobility Group	5,606	4,595	5,335
All other	(2,559)	(2,453)	(2,265)

Total operating income	$8,216	$5,652	$12,090

In 2007, one customer accounted for 18% of our net revenue (19% in 2006 and 2005) while another customer accounted for 17% of our net revenue (16% in 2006 and 2005). The majority of the revenue from these customers was from the sale of microprocessors, chipsets, and other components by the Digital Enterprise Group and Mobility Group operating segments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic revenue information for the three years ended December 29, 2007 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

(In Millions)	2007	2006	2005
Asia-Pacific
Taiwan	$8,606	$7,200	$7,225
China	5,295	4,969	5,347
Other Asia-Pacific	5,531	5,308	6,758

	19,432	17,477	19,330
Americas
United States	6,015	5,486	5,662
Other Americas	1,700	2,026	1,912

	7,715	7,512	7,574
Europe	7,262	6,587	8,210
Japan	3,925	3,806	3,712

Total net revenue	$38,334	$35,382	$38,826

Revenue from unaffiliated customers outside the U.S. totaled $32,319 million in 2007 ($29,896 million in 2006 and $33,164 million in 2005).

Net property, plant and equipment by country was as follows:

(In Millions)	2007	2006	2005
United States	$10,647	$11,558	$11,211
Israel	2,473	1,183	736
Ireland	2,076	2,860	3,192
Other countries	1,722	2,001	1,972

Total property, plant and equipment, net	$16,918	$17,602	$17,111

Net property, plant and equipment outside the U.S. totaled $6,271 million in 2007 ($6,044 million in 2006 and $5,900 million in 2005).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 17 and 18 to the consolidated financial statements, Intel Corporation changed its method of accounting for sabbatical leave as of December 31, 2006, its method of accounting for uncertain tax positions as of December 31, 2006, its method of accounting for its defined benefit pension and other postretirement plans during 2006, and its method of accounting for stock-based compensation as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intel Corporation’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 19, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited Intel Corporation’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Intel Corporation and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 19, 2008

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2007 For Quarter Ended
(In Millions, Except Per Share Amounts)	December 29	September 29	June 30	March 31

Net revenue	$10,712	$10,090	$8,680	$8,852
Gross margin	$6,226	$5,171	$4,075	$4,432
Net income[1]	$2,271	$1,791	$1,278	$1,636
Basic earnings per common share[1]	$0.39	$0.31	$0.22	$0.28
Diluted earnings per common share[1]	$0.38	$0.30	$0.22	$0.28
Dividends per share
Declared	$—	$0.225	$—	$0.225
Paid	$0.1125	$0.1125	$0.1125	$0.1125
Market price range common stock[2]
High	$27.98	$26.33	$24.29	$22.30
Low	$24.37	$23.10	$19.13	$18.86

2006 For Quarter Ended
(In Millions, Except Per Share Amounts)	December 30	September 30	July 1	April 1

Net revenue	$9,694	$8,739	$8,009	$8,940
Gross margin	$4,810	$4,294	$4,171	$4,943
Net income	$1,501	$1,301	$885	$1,357
Basic earnings per common share	$0.26	$0.23	$0.15	$0.23
Diluted earnings per common share	$0.26	$0.22	$0.15	$0.23
Dividends per share
Declared	$—	$0.20	$—	$0.20
Paid	$0.10	$0.10	$0.10	$0.10
Market price range common stock[2]
High	$22.33	$20.77	$20.11	$26.47
Low	$20.08	$17.10	$16.86	$19.46

[1]	In connection with IRS settlements reached in 2007, we recorded a $326 million tax benefit (including $50 million of accrued interest) in the first quarter of 2007 and a $155 million tax benefit in the second quarter of 2007. For further information, see “Note 17: Taxes” in the Notes to Consolidated Financial Statements. We did not have any significant settlements and related tax benefits in the third and fourth quarters of 2007.

[2]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market* and is quoted in the Wall Street Journal and other newspapers. Intel’s common stock also trades on The Swiss Exchange. At December 29, 2007, there were approximately 185,000 registered holders of common stock. All stock prices are closing prices per The NASDAQ Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 29, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

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

The information in our 2008 Proxy Statement regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2008 Proxy Statement is incorporated by reference in this section.

The Intel Code of Conduct (Code) is our code of ethics document applicable to all employees, including all officers, and including our independent directors, who are not employees of the company, with regard to their Intel-related activities. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; reporting Code violations; and maintaining accountability for adherence to the Code.

The full text of our Code is published on our Investor Relations web site at www.intc.com. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on this web site within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing in our 2008 Proxy Statement under the headings “Director Compensation,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” and “Executive Compensation” is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

Information as of December 29, 2007 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

				(C)
				Number of Shares
				Remaining Available
	(A)			for Future Issuance
	Number of Shares to		(B)	Under Equity
	Be Issued Upon		Weighted Average	Incentive Plans
	Exercise of		Exercise Price of	(Excluding Shares
	Outstanding Options		Outstanding	Reflected in
Plan Category	and Rights[1]		Options[2]	Column A)
Equity incentive plans approved by stockholders	262.2		$23.62	439.9	[3]
Equity incentive plans not approved by stockholders[4]	453.4		$29.72	—

Total	715.6	[5]	$27.78	439.9

[1]	Includes 51.1 million shares issuable upon vesting of restricted stock units (RSUs) that we granted under the 2006 Equity Incentive Plan. The remaining balance consists of outstanding stock option grants.

[2]	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

[3]	Amount includes a maximum of 168 million shares that can be awarded as restricted stock or RSUs under the 2006 Equity Incentive Plan. Amount also includes 214 million shares available under our 2006 Stock Purchase Plan.

[4]	Consists of shares available upon exercise of options granted under our 1997 Stock Option Plan, which was not required to be approved by stockholders. The 1997 Stock Option Plan was terminated as to future grants in May 2004.

[5]	Total excludes 1.4 million shares issuable under outstanding options, with a weighted average exercise price of $15.98, originally granted under plans that we assumed in connection with acquisitions.

The 1997 Stock Option Plan (1997 Plan) provided for the granting of stock options to employees other than officers and directors. The 1997 Plan, which was not approved by stockholders, was terminated as to future grants when the 2004 Equity Incentive Plan was approved by stockholders in May 2004. The 1997 Plan is administered by the Compensation Committee, which has the power to determine matters related to outstanding option awards under the 1997 Plan, including conditions of vesting and exercisability. Options granted under the 1997 Plan expire no later than 10 years from the grant date. Options granted before 2003 under the 1997 Plan generally vest in 5 years, and options granted under the 1997 Plan in 2003 and 2004 generally vest in increments over 4 or 5 years from the date of grant. Grants to key employees may have delayed vesting, generally beginning 6 years from the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2008 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

Intel, the Intel logo, Intel Inside, Celeron, Intel Centrino, Intel Core, Intel Core Duo, Intel Core 2 Duo, Intel Core 2 Quad, Intel Viiv, Intel vPro, Intel Xeon, Intel XScale, Itanium, and Pentium are trademarks of Intel Corporation in the U.S. and other countries.

*	Other names and brands may be claimed as the property of others.

INTEL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 29, 2007, December 30, 2006, and December 31, 2005
(In Millions)

		Additions
	Balance at	Charged	Net
	Beginning of	(Credited)	Deductions	Balance at
	Year	to Expenses	(Recoveries)	End of Year
Allowance for doubtful receivables[1]
2007	$32	$(6)	$(1)	$27
2006	$64	$(19)	$13	$32
2005	$43	$35	$14	$64

Valuation allowance for deferred tax assets
2007	$87	$46	$—	$133
2006	$86	$6	$5	$87
2005	$75	$11	$—	$86

[1]	Deductions represent uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

3.1		Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/06

3.2		Intel Corporation Bylaws, as amended on January 16, 2008	8-K	000-06217	3.1	1/17/08

4.1		Registration Rights Agreement	10-K	000-06217	4.1	2/27/06

4	.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 issued by Intel Corporation to Citibank N.A., dated as of December 16, 2005 (the “Convertible Note Indenture”)	10-K	000-06217	4.2	2/27/06

4	.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Citibank, N.A. (the “Open-Ended Indenture”)	S-3ASR	333-132865	4.4	3/30/06

4	.2.3	First Supplemental Indenture to Convertible Debentures due 2035, dated as of July 25, 2007					X

4	.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007					X

10	.1**	Intel Corporation 1988 Executive Long Term Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.2	8/11/98

10	.2**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/98

10.3		Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/03

10	.4**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/04

10	.5**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/04

10	.6**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/04

10	.7**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/04

10	.8**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/04

10	.9**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/04

10	.10**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/05

10	.11**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/06

10	.12**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/06

10	.13**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.2	5/8/06

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.14**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-06217	10.4	5/8/06

10	.15**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/06

10	.16**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.9	5/8/06

10	.17**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.11	5/8/06

10	.18**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/06

10	.19**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/06

10	.20**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/06

10	.21**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/06

10	.22**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/06

10	.23**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.1	7/6/06

10	.24**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.2	7/6/06

10	.25**	Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 to U.S. employees under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.7	7/6/06

10	.26**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006)	8-K	000-06217	10.8	7/6/06

10	.27**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.14	7/6/06

10	.28**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.15	7/6/06

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.29**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.19	7/6/06

10	.30**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program)	8-K	000-06217	10.20	7/6/06

10	.31**	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after May 17, 2006)	8-K	000-06217	10.2	7/14/06

10	.32**	Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini on January 18, 2007 under the Intel Corporation 2006 Equity Incentive Plan	10-K	000-06217	10.42	2/26/07

10	.33**	Intel Corporation 2006 Equity Incentive Plan As Amended and Restated Effective May 16, 2007	8-K	000-06217	10.1	5/16/07

10	.34**	Intel Corporation 2007 Executive Officer Incentive Plan, Effective as of January 1, 2007	8-K	000-06217	10.2	5/16/07

10	.35**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/99

10	.36**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective January 1, 2006	S-8	333-141905	99.1	4/5/07

10	.37**	First Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007					X

10	.38**	Second Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007					X

10	.39**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/05

10	.40**	Listed Officer Compensation	10-Q	000-06217	10.1	5/3/07

10	.41**	Intel Corporation 2006 Stock Purchase Plan, Effective May 17, 2006	S-8	333-135178	99.1	6/21/06

10	.42**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/14/06

10	.43**	Intel Corporation 2006 Deferral Plan for Outside Directors, Effective November 15, 2006	10-K	000-06217	10.41	2/26/07

10.44		Form of Asset Transfer Agreement By and Between Newco and Intel Corporation	10-Q	000-06217	10.3	8/6/07

10.45		Master Agreement By and Between STMicroelectronics N.V., Intel Corporation, Redwood Blocker S.A.R.L., and Francisco Partners II (Cayman) L.P., Dated May 22, 2007	10-Q	000-06217	10.4	8/6/07

10.46		Letter Agreement dated December 22, 2007 extending termination date of the Master Agreement	8-K	000-06217	99.1	12/26/07

12.1		Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

21.1		Intel Corporation subsidiaries					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
Registrant

By:	/s/ Stacy J. Smith
Stacy J. Smith
Vice President, Chief Financial Officer and
Principal Accounting Officer
February 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett Craig R. Barrett Chairman of the Board and Director February 19, 2008	/s/ James D. Plummer James D. Plummer Director February 19, 2008

/s/ Charlene Barshefsky Charlene Barshefsky Director February 19, 2008	/s/ David S. Pottruck David S. Pottruck Director February 19, 2008

/s/ Carol A. Bartz Carol A. Bartz Director February 19, 2008	/s/ Jane E. Shaw Jane E. Shaw Director February 19, 2008

/s/ Susan L. Decker Susan L. Decker Director February 19, 2008	/s/ Stacy J. Smith Stacy J. Smith Vice President, Chief Financial Officer and Principal Accounting Officer February 19, 2008

/s/ D. James Guzy D. James Guzy Director February 19, 2008	/s/ John L. Thornton John L. Thornton Director February 19, 2008

/s/ Reed E. Hundt Reed E. Hundt Director February 19, 2008	/s/ David B. Yoffie David B. Yoffie Director February 19, 2008

/s/ Paul S. Otellini Paul S. Otellini President, Chief Executive Officer, Director and Principal Executive Officer February 19, 2008