Form 10-Q
period 2008-03-29
INTEL CORP
filed 2008-05-02
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 25, 2008
Common stock, $0.001 par value	5,728 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 29,	March 31,
(In Millions, Except Per Share Amounts)	2008	2007

Net revenue	$9,673	$8,852
Cost of sales	4,466	4,420

Gross margin	5,207	4,432

Research and development	1,467	1,400
Marketing, general and administrative	1,349	1,282
Restructuring and asset impairment charges	329	75

Operating expenses	3,145	2,757

Operating income	2,062	1,675
Gains (losses) on equity investments, net	(59)	29
Interest and other, net	168	169

Income before taxes	2,171	1,873

Provision for taxes	728	237

Net income	$1,443	$1,636

Basic earnings per common share	$0.25	$0.28

Diluted earnings per common share	$0.25	$0.28

Cash dividends declared per common share	$0.268	$0.225

Weighted average shares outstanding:
Basic	5,787	5,777

Diluted	5,879	5,874

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 29,	Dec. 29,
(In Millions)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$5,883	$7,307
Short-term investments	4,993	5,490
Trading assets	2,816	2,566
Accounts receivable, net	2,725	2,576
Inventories	3,272	3,370
Deferred tax assets	1,143	1,186
Other current assets	1,232	1,390

Total current assets	22,064	23,885

Property, plant and equipment, net of accumulated depreciation of $30,260 ($29,134 as of December 29, 2007)	16,667	16,918
Marketable equity securities	530	987
Other long-term investments	4,473	4,398
Goodwill	3,916	3,916
Other long-term assets	5,737	5,547

Total assets	$53,387	$55,651

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$189	$142
Accounts payable	2,338	2,361
Accrued compensation and benefits	1,325	2,417
Accrued advertising	759	749
Deferred income on shipments to distributors	643	625
Other accrued liabilities	2,775	1,938
Income taxes payable	639	339

Total current liabilities	8,668	8,571

Long-term income taxes payable	811	785
Deferred tax liabilities	170	411
Long-term debt	1,990	1,980
Other long-term liabilities	1,088	1,142
Contingencies (Note 16)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,722 shares issued and outstanding (5,818 as of December 29, 2007)	12,118	11,653
Accumulated other comprehensive income (loss)	72	261
Retained earnings	28,470	30,848

Total stockholders’ equity	40,660	42,762

Total liabilities and stockholders’ equity	$53,387	$55,651

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 29,	March 31,
(In Millions)	2008	2007
Cash and cash equivalents, beginning of period	$7,307	$6,598

Cash flows provided by (used for) operating activities:
Net income	1,443	1,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,102	1,187
Share-based compensation	219	284
Restructuring, asset impairment, and net loss on retirement of assets	343	81
Excess tax benefit from share-based payment arrangements	(7)	(18)
Amortization of intangibles	63	64
(Gains) losses on equity investments, net	59	(29)
(Gains) losses on divestitures	(39)	—
Deferred taxes	(137)	(150)
Changes in assets and liabilities:
Trading assets	38	(201)
Accounts receivable	(172)	17
Inventories	75	(65)
Accounts payable	(23)	17
Accrued compensation and benefits	(1,095)	(767)
Income taxes payable and receivable	337	(432)
Other assets and liabilities	9	(72)

Total adjustments	772	(84)

Net cash provided by operating activities	2,215	1,552

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(907)	(1,361)
Purchases of available-for-sale investments	(2,199)	(2,924)
Maturities and sales of available-for-sale investments	2,624	1,533
Investments in non-marketable equity instruments	(213)	(489)
Purchases of trading assets	(325)	—
Maturities and sales of trading assets	67	—
Net proceeds from divestitures	75	—
Other investing activities	(43)	25

Net cash used for investing activities	(921)	(3,216)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	47	(42)
Proceeds from government grants	—	26
Excess tax benefit from share-based payment arrangements	7	18
Proceeds from sales of shares through employee equity incentive plans	468	586
Repurchase and retirement of common stock	(2,501)	(400)
Payment of dividends to stockholders	(739)	(650)

Net cash used for financing activities	(2,718)	(462)

Net increase (decrease) in cash and cash equivalents	(1,424)	(2,126)

Cash and cash equivalents, end of period	$5,883	$4,472

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$—	$3
Income taxes, net of refunds	$505	$679
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 29, 2007. We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. Our actual results may differ materially from these estimates. The accounting estimates that require our most significant, difficult, and subjective judgments include:
•	the valuation of non-marketable equity investments;
•	the assessment of recoverability of long-lived assets;
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions);
•	the valuation of inventory; and
•	the valuation and recognition of share-based compensation.
In accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159), cash flows from certain trading assets have been classified as cash flows from investing activities beginning in the first quarter of 2008. See “Note 2: Recent Accounting Pronouncements and Accounting Changes” for further discussion.
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2007.
Note 2: Recent Accounting Pronouncements and Accounting Changes
In the first quarter of 2008, we adopted SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See “Note 3: Fair Value” for further details on our fair value measurements.
In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.
In the first quarter of 2008, we adopted SFAS No. 159. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. See “Note 3: Fair Value” for further discussion.
SFAS No. 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. We assessed the nature and purpose of our trading assets and determined that our marketable debt instruments will be classified on the statement of cash flows as investing activity. Our equity instruments offsetting deferred compensation will continue to be classified as operating activity as they are maintained to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. SFAS No. 159 does not allow for retrospective application to periods prior to fiscal year 2008, therefore all trading asset activity for prior periods will continue to be presented as operating activities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Staff Accounting Bulletin 110 (SAB 110) issued by the U.S. Securities and Exchange Commission (SEC) was effective for us beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). We will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of March 29, 2008, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us in the first quarter of fiscal year 2009.
Note 3: Fair Value
SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
Fair Value Hierarchy
SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 1 assets and liabilities consist of money market fund deposits and certain of our marketable debt and equity instruments, including equity instruments offsetting deferred compensation, that are traded in an active market with sufficient volume and frequency of transactions.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 2 assets include certain of our marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Level 2 assets also include marketable equity instruments with security-specific restrictions that would transfer to the buyer, marketable debt instruments priced using indicator prices which represent non-binding market consensus prices that can be corroborated by observable market quotes, as well as derivative contracts and debt instruments priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Marketable debt instruments in this category generally include commercial paper, bank time deposits, repurchase agreements for fixed-income instruments, and a majority of floating-rate notes, corporate bonds, and municipal bonds.
Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
Level 3 assets and liabilities include marketable debt instruments, non-marketable equity investments, derivative contracts, and company issued debt whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured. Level 3 assets also include marketable debt instruments that are priced using indicator prices that we were unable to corroborate with observable market quotes.
Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes, corporate bonds, and municipal bonds.
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 29, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(In Millions)	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Commercial paper	$—	$3,784	$—	$3,784
Bank time deposits	—	1,257	—	1,257
Money market fund deposits	1,852	—	—	1,852
Floating-rate notes	13	6,203	1,227	7,443
Corporate bonds	176	565	202	943
Asset-backed securities	—	—	1,781	1,781
Municipal bonds	—	317	5	322
Marketable equity securities	38	492	—	530
Equity instruments offsetting deferred compensation	454	—	—	454
Derivative assets	—	226	20	246

Total assets measured at fair value	$2,533	$12,844	$3,235	$18,612

Liabilities
Long-term debt	$—	$—	$128	$128
Derivative liabilities	—	160	32	192

Total liabilities measured at fair value	$—	$160	$160	$320

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our consolidated condensed balance sheets as of March 29, 2008 as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(In Millions)	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash and cash equivalents	$1,784	$3,888	$—	$5,672
Short-term investments	49	4,053	889	4,991
Trading assets	517	1,223	1,076	2,816
Other current assets	—	221	—	221
Marketable equity securities	38	492	—	530
Other long-term investments	145	2,962	1,250	4,357
Other long-term assets	—	5	20	25

Total assets measured at fair value	$2,533	$12,844	$3,235	$18,612

Liabilities
Other accrued liabilities	$—	$139	$32	$171
Long-term debt	—	—	128	128
Other long-term liabilities	—	21	—	21

Total liabilities measured at fair value	$—	$160	$160	$320

When available, we use observable market prices to value our marketable debt instruments. Approximately 55% of our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 2 instruments were classified as such due to the usage of observable market prices in less active markets. When observable market prices are not available, we price our marketable debt instruments using non-binding market prices that are corroborated by observable market data, quoted market prices for similar instruments, or discounted cash flow techniques. Discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. Approximately 40% of our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 2 instruments were classified as such due to the usage of discounted cash flow techniques and approximately 5% due to the usage of quoted market prices for similar instruments.
The majority of the balance of our available-for-sale marketable equity securities were classified as Level 2 instruments, primarily due to the adjustments to the fair values of these securities arising from transfer restrictions.
Our marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 3 instruments were classified as such due to the lack of observable market quotes to corroborate the indicator prices.
All of our long-term debt was eligible for the fair value option allowed by SFAS No. 159; however, we only elected the fair value option for the 2007 Arizona bonds. In connection with the 2007 Arizona bonds, we entered into an interest rate swap agreement which effectively converts the fixed rate on these bonds to a floating LIBOR-based rate. As a result, changes in the fair value of this debt are primarily offset by changes in the fair value of the interest rate swap agreement, without the need to apply the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). We elected not to adopt SFAS No. 159 for our 2005 Arizona bonds since the bonds were carried at amortized cost and were not eligible to apply the hedge accounting provisions of SFAS No. 133 due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated condensed balance sheets. As of March 29, 2008 and December 29, 2007, no other long-term debt instruments were similar to the instrument for which we have elected SFAS No. 159 fair value treatment.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The fair value of the 2007 Arizona bonds approximated its carrying value at the time we elected the fair value option under SFAS No. 159. As such, we did not record a cumulative-effect adjustment to the beginning balance of retained earnings or to the deferred tax liability. As of March 29, 2008, the difference between the fair value and the contractual principal balance of the 2007 Arizona bonds was $3 million. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated by observable market data as well as unobservable inputs. Gains and losses on the 2007 Arizona bonds are recorded in interest and other, net on the consolidated condensed statements of income. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 29, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Other	Other	Other
	Short-term	Trading	long-term	long-term	accrued	Long-term	Total Gains
(In Millions)	investments	assets	investments	assets	liabilities	debt	(Losses)
Three Months Ended March 29, 2008
Beginning balance	$798	$1,004	$771	$18	$(15)	$(125)
Transfers from long-term to short-term investments	224	—	(224)	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	—	(19)	(8)	10	(17)	(3)	(37)
Included in other comprehensive income	2	—	(14)	—	—	—	(12)
Purchases, sales, issuances and settlements, net	(63)	76	213	(8)	—	—
Transfers in/(out) of Level 3	(72)	15	512	—	—	—

Ending balance	$889	$1,076	$1,250	$20	$(32)	$(128)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses relating to assets and liabilities still held as of March 29, 2008	$—	$(19)	$(8)	$10	$(17)	$(3)	$(37)
Gains and losses (realized and unrealized) included in earnings for the three months ended March 29, 2008 are reported in interest and other, net and gains (losses) on equity investments, net on the consolidated condensed statements of income, as follows:

	Level 3
		Gains (losses)
	Interest and other,	on equity
(In Millions)	net	investments, net
Total gains or (losses) included in earnings for the three months ended March 29, 2008	$(39)	$2

Change in unrealized gains or (losses) relating to assets and liabilities still held as of March 29, 2008	$(39)	$2

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets/Liabilities Measured at Fair Value on a Nonrecurring Basis
The below table presents gains (losses) recorded during the three months ended March 29, 2008 for financial instruments that are recorded at fair value on a nonrecurring basis:

		Fair Value Measured Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	balance as of	Instruments	Inputs	Inputs	Total Gains
(In Millions)	March 29, 2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Non-marketable equity investments	$3	$—	$—	$3	$(33)

Total gains (losses) for assets held as of March 29, 2008					$(33)

Gains (losses) for assets no longer held					$—

Total gains (losses) for nonrecurring measurement					$(33)

A portion of our non-marketable equity investments were measured at fair value in the first quarter of 2008 due to events or circumstances we identified that significantly impacted the fair value of our investments, resulting in other-than-temporary impairment charges. These fair value measurements were calculated using financial metrics and ratios of comparable public companies and were classified as Level 3 instruments, as they use unobservable inputs and require management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. The valuation of our non-marketable equity investments also takes into account the movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables.
Note 4: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan, 294 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 168 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of March 29, 2008, 225 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the average of the high and low price of our common stock on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. As of March 29, 2008, 199 million shares are available for issuance under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Share-Based Compensation
Share-based compensation recognized for the three months ended March 29, 2008 was $219 million ($284 million for the three months ended March 31, 2007).
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

	Stock Options		Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Estimated values	$6.61	$5.78	$5.10	$4.72
Expected life (in years)	7.2	6.5	.5	.5
Risk-free interest rate	3.5%	4.8%	2.2%	5.3%
Volatility	38%	26%	35%	26%
Dividend yield	2.6%	2.2%	2.4%	2.1%
The expected life for options granted in the first quarter of 2008 and 2007 reflects grants given to key officers and other senior-level employees with delayed vesting periods.
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

	Three Months Ended
	March 29,	March 31,
	2008	2007
Estimated values	$18.13	$19.33
Risk-free interest rate	2.8%	4.9%
Dividend yield	2.6%	2.2%
Stock Option Awards
Activity with respect to outstanding stock options for the first quarter of 2008 was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 29, 2007	665.9	$27.76
Grants	1.4	$19.63
Exercises	(10.9)	$19.27	$30
Cancellations and forfeitures	(9.6)	$29.77

March 29, 2008	646.8	$27.85

Options exercisable as of:
December 29, 2007	528.2	$29.04
March 29, 2008	514.6	$29.15

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units for the first quarter of 2008 was as follows:

		Weighted
		Average Grant-	Aggregate
	Number of	Date Fair	Fair
(In Millions, Except Per Share Amounts)	Shares	Value	Value[1]
December 29, 2007	51.1	$20.24
Granted	0.6	$18.13
Vested[2]	(0.1)	$19.62	$3
Forfeited	(1.3)	$19.83

March 29, 2008	50.3	$20.22

[1]	Represents the value of Intel stock on the date that the restricted stock units vest. On the grant date, the fair value for these vested awards was $2 million.

[2]	The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Stock Purchase Plan
Employees purchased 14.9 million shares in the first quarter of 2008 (15.0 million shares in the first quarter of 2007) for $258 million ($234 million in the first quarter of 2007) under the 2006 Stock Purchase Plan.
Note 5: Earnings Per Share
We computed our basic and diluted earnings per common share as follows:

	Three Months Ended
	March 29,	March 31,
(In Millions, Except Per Share Amounts)	2008	2007
Net income	$1,443	$1,636

Weighted average common shares outstanding — basic	5,787	5,777
Dilutive effect of employee equity incentive plans	41	46
Dilutive effect of convertible debt	51	51

Weighted average common shares outstanding — diluted	5,879	5,874

Basic earnings per common share	$0.25	$0.28

Diluted earnings per common share	$0.25	$0.28

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
For the first quarter of 2008, we excluded 490 million outstanding weighted average stock options (566 million for the first quarter of 2007) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 6: Common Stock Repurchase Program
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. During the first quarter of 2008, we repurchased 121.9 million shares of common stock at a cost of $2.5 billion (19.2 million shares at a cost of $400 million during the first quarter of 2007). We have repurchased and retired 3.1 billion shares at a cost of approximately $62 billion since the program began in 1990. As of March 29, 2008, $12.0 billion remained available for repurchase under the existing repurchase authorization.
Note 7: Inventories
Inventories at the end of each period were as follows:

	March 29,	Dec. 29,
(In Millions)	2008	2007
Raw materials	$545	$507
Work in process	1,361	1,460
Finished goods	1,366	1,403

Total inventories	$3,272	$3,370

Note 8: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	March 29,	Dec. 29,
(In Millions)	2008	2007
Marketable debt instruments	$2,362	$2,074
Equity instruments offsetting deferred compensation	454	492

Total trading assets	$2,816	$2,566

Note 9: Gains (Losses) on Equity Investments, Net
Gains (losses) on equity investments, net included:

	Three Months Ended
	March 29,	March 31,
(In Millions)	2008	2007
Impairment charges	$(35)	$(36)
Gains on sales	19	15
Other, net	(43)	50

Total gains (losses) on equity investments, net	$(59)	$29

Our equity method gains (losses), primarily from our investment in Clearwire Corporation, are included in the table above under “other, net.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 10: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended
	March 29,	March 31,
(In Millions)	2008	2007
Interest income	$198	$184
Interest expense	—	(3)
Other, net	(30)	(12)

Total interest and other, net	$168	$169

Note 11: Comprehensive Income
The components of total comprehensive income were as follows:

	Three Months Ended
	March 29,	March 31,
(In Millions)	2008	2007
Net income	$1,443	$1,636
Change in net unrealized holding gain on available-for-sale investments	(292)	(34)
Change in net unrealized holding gain on derivatives	103	(1)

Total comprehensive income	$1,254	$1,601

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

	March 29,	Dec. 29,
(In Millions)	2008	2007
Accumulated net unrealized holding gain on available-for-sale investments	$32	$324
Accumulated net unrealized holding gain on derivatives	203	100
Accumulated net prior service costs	(13)	(13)
Accumulated net actuarial losses	(148)	(148)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$72	$261

In the table above, accumulated net unrealized holding gain on available-for-sale investments included $112 million as of March 29, 2008 related to our investment in VMware, Inc., net of tax of $66 million ($364 million, net of tax of $212 million as of December 29, 2007).
Note 12: Divestitures
During the first quarter of 2008, we completed the divestiture of a portion of the telecommunication related assets of our optical platform division that were included in the Digital Enterprise Group operating segment. Consideration for the divestiture was approximately $85 million, including $75 million in cash and common shares of the acquiring company with an estimated value of $10 million at the date of purchase. We entered into an agreement with the acquiring company to provide certain manufacturing and transition services for a limited time. Approximately 45 employees of our optical products business became employees of the acquiring company. As a result of this divestiture, we recorded a net gain of $39 million within interest and other, net.
On March 30, 2008 (subsequent to the first quarter), we completed the divestiture of our NOR flash memory business. We exchanged certain NOR flash memory assets and certain assets associated with our phase change memory initiatives with Numonyx B.V. for a note receivable with a contractual amount of $144 million and a 45.1% ownership interest in the form of common stock. We retain certain rights to intellectual property included within the divestiture. Approximately 2,500 employees of our NOR flash memory business became employees of Numonyx. Our investment in Numonyx will be recorded within other long-term assets and accounted for under the equity method of accounting, and our proportionate share of the income or loss will be recognized on a one quarter lag.
STMicroelectronics N.V. contributed certain assets to Numonyx for a note receivable with a contractual amount of $156 million and a 48.6% ownership interest in the form of common stock. Francisco Partners L.P. paid $150 million in cash in exchange for the remaining 6.3% ownership interest in the form of preferred stock and a note receivable with a contractual amount of $20 million. In addition, they received a preferential payout right to the investments of Intel and STMicroelectronics.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Unaudited (Continued)
Additional terms of this divestiture include:
•	We are leasing a facility in Israel to Numonyx for a period of up to 24 years under a fully paid up-front operating lease.
•	We entered into supply agreements that involve the manufacture and the assembly and test of NOR flash memory products for Numonyx through the end of the year.
•	We entered into a transition services agreement which involves providing certain services such as information technology, supply chain, finance support, and other services to Numonyx for up to one year. Payments from Numonyx will partially offset the related cost of sales and operating expenses.
•	Numonyx entered into an unsecured, four year senior credit facility of up to $550 million, comprised of a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics have each provided the lenders with a guarantee of 50% of Numonyx’s payment obligations under the senior credit facility. A demand on our guarantee can be triggered if Numonyx is unable to meet its obligations under the credit facility. Acceleration of Numonyx’s obligations under the credit facility could be triggered by a monetary default of Numonyx or, in certain circumstances, can be triggered by events affecting the creditworthiness of STMicroelectronics. This guarantee is within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The maximum amount of future undiscounted payments we could be required to make under the guarantee is $275 million plus accrued interest, expenses of the lenders, and penalties.
•	Our notes receivable mentioned above are subordinated to the senior credit facility and Francisco Partners’ preferential payout, and will be deemed extinguished in liquidation events that generate proceeds insufficient to repay the senior credit facility and Francisco Partners’ preferential payout.
As of March 29, 2008, approximately $460 million of NOR flash memory assets were classified as held for sale within other current assets. The disposal group consisted primarily of property, plant and equipment and inventory. We ceased recording depreciation on property, plant and equipment that we classified as held for sale beginning in the second quarter of 2007. In the first quarter of 2008, we recorded additional asset impairment charges of $275 million related to assets of our NOR flash memory business. See “Note 14: Restructuring and Asset Impairment Charges” for further discussion.
Note 13: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of March 29, 2008:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,164	$(479)	$685
Acquisition-related developed technology	19	(4)	15
Other intangible assets	340	(137)	203

Total identified intangible assets	$1,523	$(620)	$903

Identified intangible assets consisted of the following as of December 29, 2007:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,158	$(438)	$720
Acquisition-related developed technology	19	(3)	16
Other intangible assets	360	(136)	224

Total identified intangible assets	$1,537	$(577)	$960

All of our identified intangible assets are subject to amortization. We recorded the amortization of identified intangible assets on the consolidated condensed statements of income as follows: intellectual property assets generally in cost of sales; acquisition-related developed technology in marketing, general and administrative, and other intangible assets as either a reduction of revenue or marketing, general and administrative. The amortization expense was as follows:

	Three Months Ended
	March 29,	March 31,
(In Millions)	2008	2007
Intellectual property assets	$41	$44
Acquisition-related developed technology	$1	$1
Other intangible assets	$21	$19

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Based on identified intangible assets recorded as of March 29, 2008, and assuming the underlying assets are not impaired in the future, we expect amortization expense for each period to be as follows:

(In Millions)	2008[1]	2009	2010	2011	2012
Intellectual property assets	$120	$134	$123	$72	$61
Acquisition-related developed technology	$4	$4	$4	$3	$—
Other intangible assets	$71	$122	$10	$—	$—

[1]	Reflects the remaining nine months of fiscal year 2008.
Note 14: Restructuring and Asset Impairment Charges
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges for the first quarter of 2008 and the first quarter of 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
(In Millions)	2008	2007
Employee severance and benefit arrangements	$54	$21
Asset impairments	275	54

Total restructuring and asset impairment charges	$329	$75

During the first quarter of 2008, we incurred $275 million in asset impairment charges related to assets which were sold subsequent to quarter end in conjunction with the divestiture of our NOR flash memory business. The impairment charges were determined using the revised fair value that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. See “Note 12: Divestitures” for further discussion. In the first quarter of 2007, we incurred $54 million in asset impairment charges as a result of softer than anticipated market conditions related to the Colorado Springs, Colorado facility, which has been placed for sale.
Restructuring and asset impairment activity for the first quarter of 2008 was as follows:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	57	275	332
Adjustments	(3)	—	(3)
Cash payments	(83)	—	(83)
Non-cash settlements	—	(275)	(275)

Accrued restructuring balance as of March 29, 2008	$98	$—	$98

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of March 29, 2008 was related to severance benefits that we recorded as a current liability within accrued compensation and benefits.
From the third quarter of 2006 through the first quarter of 2008, we incurred a total of $1.4 billion in restructuring and asset impairment charges related to this plan. These charges include a total of $581 million related to employee severance and benefit arrangements due to the termination of approximately 10,400 employees, and $819 million in asset impairment charges. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 15: Ventures
Our investment in IM Flash Technologies, LLC (IMFT) was $2.2 billion and our investment in IM Flash Singapore, LLP (IMFS) was $249 million as of March 29, 2008 ($2.2 billion in IMFT and $146 million in IMFS as of December 29, 2007). These amounts represent our maximum exposure to loss. Our investments in these ventures are classified within other long-term assets. Subject to certain conditions, we agreed to contribute up to approximately $1.4 billion for IMFT and up to approximately $1.7 billion for IMFS in the three years following the initial capital contributions. Of these amounts, as of March 29, 2008, our remaining commitment was approximately $175 million for IMFT and approximately $1.4 billion for IMFS. Additionally, our portion of IMFT costs, primarily related to product purchases and start-up, was approximately $250 million during the first quarter of 2008 (approximately $160 million during the first quarter of 2007). The amount due to IMFT for product purchases and services provided was approximately $185 million as of March 29, 2008 and was approximately $130 million as of December 29, 2007.
Note 16: Contingencies
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
Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations
In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that we and our Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including providing secret and discriminatory discounts and rebates and intentionally interfering with prospective business advantages of AMD. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction, and attorneys’ fees and costs. Subsequently, AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against our Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages in each suit of approximately $55 million, plus various other costs and fees. At least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and the District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat AMD’s allegations and assert various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been or will be consolidated by the Multidistrict Litigation Panel to the District of Delaware. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. We dispute AMD’s claims and the class-action claims, and intend to defend the lawsuits vigorously.
We are also subject to certain antitrust regulatory inquiries. In 2001, the European Commission (EC) commenced an investigation regarding claims by AMD that we used unfair business practices to persuade clients to buy our microprocessors. The EC sent us a Statement of Objections in July 2007 alleging that certain Intel marketing and pricing practices amounted to an abuse of a dominant position that infringed European law. The Statement recognized that such allegations were preliminary, not final, conclusions. We responded to those allegations in January 2008 and a hearing was held March 11–12, 2008. We intend to contest this matter vigorously in the administrative procedure, which has now begun and, if necessary, in European courts. In February 2008, the EC initiated an inspection of documents at our Feldkirchen, Germany offices, and the EC staff has recently served requests for additional information. We are cooperating with the investigation.
In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In September 2007, the KFTC served us an Examination Report alleging that sales to two customers during parts of 2002–2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. We anticipate that there will be several pre-hearing conferences and formal hearings before the KFTC makes its determination. We intend to contest this matter vigorously in the administrative procedure and, if necessary, in Korean courts.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Barbara’s Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.
In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company, and HPDirect, Inc. alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the court certified against us an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing these microprocessors. In January 2005, the court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the court’s class certification order. In July 2006, the Illinois Appellate Court, Fifth District, vacated the trial court’s class certification order. The Appellate Court instructed the trial court to reconsider whether California law should apply. However, in August 2006, the Illinois Supreme Court agreed to review the Appellate Court’s decision. In November 2007, the Illinois Supreme Court issued its opinion finding in favor of Intel on two issues. First, on the issue of whether Illinois or California law applies to the claims of Illinois residents for goods purchased in Illinois, the Court found that Illinois law applies, rejecting the Appellate Court’s finding of a nationwide class based on application of the California law. Second, on the issue of whether any class should be certified in this case at all, the Court held that no class should be certified, reversing the trial court’s finding of an Illinois-only class based on Illinois law. The case was remanded to the trial court and on March 20, 2008 an order was entered dismissing the case with prejudice based on our motion to dismiss.
Martin Smilow v. Craig R. Barrett et al. & Intel Corporation
In February 2008, Martin Smilow, an Intel stockholder, filed a putative derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleges generally that the Board allowed the company to violate antitrust and other laws, as described in AMD’s antitrust lawsuits against us, and that those Board-sanctioned activities have harmed the company. The complaint repeats many of AMD’s allegations and references various investigations by the European Community, Korean Fair Trade Commission, and others. In February 2008, a second plaintiff, Evan Tobias, filed a derivative suit in the same court against the Board containing many of the same allegations as in the Smilow suit. In March, all parties submitted a stipulation to the District Court whereby Smilow and Tobias agreed to file a single, consolidated complaint by May 2, 2008, and Intel and the Board agreed to respond within 30 days. We deny the allegations and intend to defend the lawsuit vigorously.
Note 17: Operating Segment Information
Our operating segments include the Digital Enterprise Group, Mobility Group, NAND Products Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Software and Solutions Group. Subsequent to the end of the first quarter, we completed the divestiture of our NOR flash memory assets to Numonyx. We entered into supply and transition service agreements to provide products, services, and support to Numonyx. Revenues and expenses resulting from these agreements will be recognized by the Flash Memory Group operating segment. See “Note 12: Divestitures” for further discussion.
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
Subsequent to the end of the first quarter, we completed a reorganization that transferred the revenue and costs associated with the Digital Home Group’s consumer PC components business to the Digital Enterprise Group. After the reorganization, the Digital Home Group will focus on the consumer electronics components business. The operating results for the reporting period that ended March 29, 2008 were managed under the organizational structure that existed prior to the reorganization; therefore, the operating segment information below is presented under the previous organizational structure.
Segment information is summarized as follows:

	Three Months Ended
	March 29,	March 31,
(In Millions)	2008	2007
Net revenue
Digital Enterprise Group
Microprocessor revenue	$4,123	$3,561
Chipset, motherboard, and other revenue	1,175	1,193

	5,298	4,754

Mobility Group
Microprocessor revenue	2,726	2,441
Chipset and other revenue	943	866

	3,669	3,307
All other	706	791

Total net revenue	$9,673	$8,852

Operating income (loss)
Digital Enterprise Group	$1,722	$931
Mobility Group	1,185	1,382
All other	(845)	(638)

Total operating income	$2,062	$1,675

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Overall strategy and the strategy for our operating segments.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the first quarter of 2008 to the first quarter of 2007.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.
•	Business Outlook. Our forecasts for selected data points for the second quarter of 2008 and the 2008 fiscal year.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of April 28, 2008.
Overview
Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our primary component-level products include microprocessors, chipsets, and flash memory.
We entered 2008 with what we believe is our strongest combination of products, silicon technology, and manufacturing leadership in our history. We are introducing new technologies and product lines designed for a number of new product categories, such as mobile internet devices (MIDs), netbooks, and nettops.
In the NAND flash memory market segment, we are facing oversupply issues and a weak pricing environment. In response to these changes in the NAND flash memory market segment, the production timing of our IM Flash Singapore, LLP (IMFS) joint venture with Micron Technology, Inc. has been pushed out. While revenue is expected to continue to be impacted by the weakened NAND pricing environment in 2008, we expect the impact to be offset by the strength in our microprocessor business and reduction in product costs. As a result, the midpoint of our gross margin outlook for 2008 has remained unchanged at 57%.
Subsequent to the close of the quarter, we divested our NOR flash memory assets to Numonyx B.V. We will continue to have revenue associated with a supply agreement we have with Numonyx. This divestiture is expected to result in a negative impact on revenue and a benefit to our gross margin percentage during the remainder of 2008 as our NOR flash memory products have a lower gross margin than our microprocessors.
Net revenue, gross margin, operating income, and net income for the first quarter of 2008, the fourth quarter of 2007 and the first quarter of 2007 were as follows:

(In Millions)	Q1 2008	Q4 2007	Q1 2007
Net revenue	$9,673	$10,712	$8,852
Gross margin	$5,207	$6,226	$4,432
Operating income	$2,062	$3,047	$1,675
Net income	$1,443	$2,271	$1,636
The first quarter of 2008, compared to the first quarter of 2007, showed higher revenue and unit sales of our microprocessor products, and in particular our server microprocessors, which had record revenue for a quarter. We also saw growth in our server chipset unit sales, which increased in the first quarter of 2008 as compared to both the first and the fourth quarter of 2007. Our server microprocessor revenue benefited from a strong ramp of our quad-core multi-processor server products on 45-nm process technology. However, the benefits obtained from our microprocessor results in the first quarter of 2008, were offset by the weak NAND flash memory pricing environment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units has accelerated and while we previously believed a crossover would occur in 2009, we now believe this crossover will occur within 2008. As demand increases for mobile products, system price points expand to include new lower priced mobile microprocessors, including low power, cost-optimized processors. We expect continuing erosion in average selling prices for mobile microprocessors due to the increase in demand at these lower price points. Prices for mobile microprocessors are higher than comparable desktop microprocessors; therefore the shift in our mix to mobile microprocessors has a positive effect on our results.
Gross margin as a percentage of revenue was lower in the first quarter of 2008 as compared to the fourth quarter of 2007 as a result of lower microprocessor unit sales, chipset inventory write-offs, higher microprocessor unit costs as we transition to products using our 45-nm process technology, and higher start-up costs associated with that transition. More recently introduced products tend to have higher costs with the initial overall development and production ramp. However, our product costs are expected to decline in the second quarter and decline further in the second half of 2008.
In the fourth quarter of 2007, we recorded restructuring and asset impairment charges of $234 million, of which $85 million related to our NOR flash memory assets. In the first quarter of 2008, we recorded $329 million of restructuring and asset impairment charges, including an additional asset impairment charge of $275 million related to the NOR flash memory assets sold to Numonyx subsequent to quarter close. Our outlook for Q2 2008 is for additional restructuring and asset impairment charges of $250 million. We expect charges as a result of our restructuring program announced in 2006 to decline in the second half of the year.
Our tax rate has increased, as compared to prior periods, primarily as a result of a higher proportion of profits being generated in higher-tax jurisdictions. We expect the higher tax rate will continue until we ramp additional production in lower tax jurisdictions.
From a financial condition perspective, we ended the first quarter of 2008 with an investment portfolio valued at $17.7 billion, consisting of cash and cash equivalents, fixed-income trading assets, and short- and long-term investments. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the substantial majority of the issuers are rated AA-/Aa2 or better. See “Liquidity and Capital Resources” for additional details on our investment portfolio.
During the first quarter of 2008, we repurchased $2.5 billion of stock through our stock repurchase program and paid $739 million to stockholders as dividends. In January our Board of Directors increased our quarterly cash dividend amount by 13%, from $0.1125 to $0.1275 per common share. In March, the Board of Directors increased our quarterly cash dividend payout by an additional 10% and declared a dividend of $0.14 per common share to be paid in June.

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
Some of our key focus areas are listed below:
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms with ingredients designed and configured to work together to provide an optimized user computing solution compared to ingredients that are used separately.
•	Energy-Efficient Performance. We believe that users of computing and communications systems and devices want improved overall and energy-efficient performance. Improved overall performance can include faster processing performance and other capabilities such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, security, manageability, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance involves balancing the addition of these and other types of improved performance factors with lower power consumption. Our microprocessors have one, two, or four processor cores, and we continue to develop processors with an increasing number of cores, which enable improved multitasking and energy efficiency.
•	Design and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence.
•	Strategic Investments. We make equity investments in companies around the world to further our strategic objectives and to support our key business initiatives, including investments through our Intel Capital program. We generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investment focus areas include those that we believe help to enable mobile wireless devices, advance the digital home, enhance the digital enterprise, advance high-performance communications infrastructures, and develop the next generation of silicon process technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.
•	Business Environment and Software. We plan to continue to cultivate new businesses and work to encourage the industry to offer products that take advantage of the latest market trends and usage models. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer. Lastly, through our Software and Solutions Group (SSG), we help enable and advance the computing ecosystem by developing value-added software products and services.
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
The trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units has accelerated and, while we previously believed a crossover would occur in 2009, we now believe this crossover will occur within 2008. We believe that the demand for mobile microprocessors will result in the increased development of products with form factors and uses that require low-power and low-cost microprocessors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
With our research and development (R&D) expenditures, we are investing in areas in which we believe the application of highly integrated Intel® architecture provides growth opportunities, such as scalable, high-performance visual computing solutions that integrate vivid graphics and supercomputing performance for scientific, financial services, and other compute-intensive applications. In addition, our design and manufacturing technology leadership, including the recent introduction of our new 45nm process technology, allows us to develop low-cost, low-power microprocessors for new uses and form factors. In Q1 2008, we introduced the Intel Atom™ brand as a new family of low-power 45nm based microprocessors. We believe that these new microprocessors will give us the ability to extend Intel architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded solutions; MIDs, a new category of small, mobile consumer devices enabling a PC-like Internet experience; consumer electronics devices, which will deliver media and services to set-top boxes and TVs over broadband Internet connections; and a new category of affordable Internet-focused notebooks (netbooks) and desktops (nettops). We believe that the common elements for products in these new market segments are low power, low cost, and the ability to access the Internet. These new microprocessors will generally be offered at lower price points than our other microprocessors.
Strategy by Operating Segment
Subsequent to the end of the first quarter, we completed a reorganization that transferred the revenue and costs associated with the Digital Home Group’s consumer PC components business to the Digital Enterprise Group. After the reorganization, the Digital Home Group will focus on the consumer electronics components business. The strategy by operating segment presented below is based on the new organizational structure.
Our Digital Enterprise Group (DEG) offers computing and communications products for businesses, service providers, and consumers. DEG products are incorporated into desktop computers, enterprise computer servers, workstations, and products that make up the infrastructure for the Internet. We also offer products for embedded designs, such as industrial equipment, point-of-sale systems, panel PCs, automotive information/entertainment systems, and medical equipment. Within DEG, our largest market segments are in desktop and enterprise computing. Our strategy for the desktop computing market segment is to offer products that provide increased manageability, security, and energy-efficient performance while at the same time lowering total cost of ownership for businesses. In the desktop computing market segment, we also focus on the design of components for high-end enthusiast PC’s and mainstream PC’s with rich audio and video capabilities. Our strategy for the enterprise computing market segment is to offer products that provide energy-efficient performance, ease of use, manageability, reliability, and security for entry-level to high-end servers and workstations.
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
The strategy for our NAND Products Group is to offer advanced NAND flash memory products, focusing on system-level applications such as solid-state drives. Additionally, we offer NAND products used in digital audio players and memory cards. In support of our strategy to provide advanced flash memory products, we continue to focus on the development of innovative products designed to address the needs of customers for reliable, non-volatile, low-cost, high-density memory.
Beginning in the second quarter of 2008, the Flash Memory Group provides products, services and support to Numonyx as part of the supply and transition service agreements. See “Note 12: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this
Form 10-Q.
The strategy for our Digital Home Group is to offer products and solutions for use in consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home. We are focusing on the design of components for consumer electronic devices such as digital TVs, high-definition media players, and set-top boxes.
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
The strategy for our Software and Solutions Group is to promote Intel architecture as the platform of choice for software and services. SSG works with the worldwide software and services ecosystem by providing software products, engaging with developers, and driving strategic software investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Estimates
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:
•	the valuation of non-marketable equity investments, which impacts net gains (losses) on equity investments when we record impairments;
•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation;
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
•	the valuation of inventory, which impacts gross margin; and
•	the valuation and recognition of share-based compensation, which impact gross margin; R&D expenses; and marketing, general and administrative expenses.
Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Non-Marketable Equity Investments
We regularly invest in the non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $3.6 billion as of March 29, 2008 ($3.4 billion as of December 29, 2007) and included our investment in IM Flash Technologies, LLC (IMFT) of $2.2 billion ($2.2 billion as of December 29, 2007). Our non-marketable equity investments are classified in other long-term assets on the consolidated condensed balance sheets.
Non-marketable equity investments are inherently risky, and a number of these companies are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other factors. In addition, depending on their future prospects and on market conditions, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments would likely become impaired.
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
Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We measure fair value using financial metrics and ratios of comparable public companies, or a discounted cash flow technique. Beginning in the first quarter of 2008, the assessment of fair value is based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). Non-marketable investments that are considered impaired are classified as Level 3 instruments (see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q), as they use unobservable inputs and require management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. The valuation of our non-marketable equity investments also takes into account movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables. See “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion on the adoption of SFAS No. 157.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Approximately $3 million of our non-marketable equity investments as of March 29, 2008 were measured at fair value on a nonrecurring basis due to the recording of other-than-temporary impairment charges. Other-than-temporary impairments of non-marketable equity investments were $33 million in the first quarter of 2008. These impairments represented most of the carrying value of the impaired non-marketable equity investments. Over the past 12 quarters, including the first quarter of 2008, impairments of non-marketable equity investments have averaged $27 million per quarter (ranging from $10 million to $44 million per quarter).
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
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the first quarter of 2008, impairments and accelerated depreciation of long-lived assets have ranged between $1 million and $320 million per quarter. The restructuring related asset impairments have ranged between zero and $317 million per quarter since the program began in the third quarter of 2006. Over the past 12 quarters, other asset impairments have ranged between $1 million and $26 million per quarter.
Long-lived assets such as goodwill, intangible assets, and property, plant, and equipment, are considered non-financial assets, and are only measured at fair value when indicators of impairment exist. Therefore, the accounting and disclosure provisions of SFAS No. 157 will not be effective for these assets until the first quarter of 2009. See “Note 2: Recent Accounting Pronouncements and Accounting Changes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
Income Taxes
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of SFAS No. 109” (FIN 48), and related guidance, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Share-Based Compensation
Total share-based compensation during the first quarter of 2008 was $219 million ($284 million during the first quarter of 2007). Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant require judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective.
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
Due to significant differences in the vesting terms and contractual life of current option grants compared to the majority of our historical grants, management does not believe that our historical share option exercise data provides us with sufficient evidence to estimate expected life. Therefore, we use the simplified method of calculating expected life described in the SEC’s Staff Accounting Bulletin 107 (SAB 107), as amended by Staff Accounting Bulletin 110 (SAB 110). We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.
Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of option awards and the increase in total fair value during the first quarter of 2008 is as follows:

	Q1 2008
	Weighted Average	Increase in Total
	Fair Value Per	Fair Value[1]
	Share	(in millions)
As reported	$6.61
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$7.36	$1
Increase expected life by 1 year	$6.87	$—

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the service period, net of estimated forfeitures.

[2]	For example, an increase from 38% reported volatility for Q1 2008 to a hypothetical 43% volatility. Since the adoption of SFAS No. 123(R), reported volatility has ranged from 25% to 38%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly adjustments in the estimated forfeiture rates can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization after January 1, 2006 in the period the estimated forfeiture rates are adjusted. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin; R&D expenses; and marketing, general and administrative expenses. The effect of forfeiture adjustments in the first quarter of 2008 was not significant. We record cumulative adjustments to the extent that the related expense is recognized in the financial statements, beginning with implementation of SFAS No. 123(R) in the first quarter of 2006. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that we recognize in future periods.
Results of Operations - First Quarter of 2008 Compared to First Quarter of 2007
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	Q1 2008		Q1 2007
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$9,673	100.0%	$8,852	100.0%
Cost of sales	4,466	46.2%	4,420	49.9%

Gross margin	5,207	53.8%	4,432	50.1%
Research and development	1,467	15.2%	1,400	15.8%
Marketing, general and administrative	1,349	13.9%	1,282	14.5%
Restructuring and asset impairment charges	329	3.4%	75	0.9%

Operating income	2,062	21.3%	1,675	18.9%
Gains (losses) on equity investments, net	(59)	(0.6)%	29	0.4%
Interest and other, net	168	1.7%	169	1.9%

Income before taxes	2,171	22.4%	1,873	21.2%
Provision for taxes	728	7.5%	237	2.7%

Net income	$1,443	14.9%	$1,636	18.5%

Diluted earnings per share	$0.25		$0.28

The following table sets forth information of geographic regions for the periods indicated:

	Q1 2008		Q1 2007
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,788	50%	$4,432	50%
Americas	2,016	21%	1,727	20%
Europe	1,863	19%	1,722	19%
Japan	1,006	10%	971	11%

Total	$9,673	100%	$8,852	100%

Our net revenue for Q1 2008 was $9.7 billion, an increase of 9% compared to Q1 2007. The increase was primarily due to significantly higher microprocessor unit sales, which were partially offset by lower microprocessor average selling prices.
Higher NAND flash memory revenue was partially offset by lower NOR flash memory revenue, which declined $112 million to $330 million in Q1 2008 due to lower NOR flash memory volume and average selling prices. Higher NAND flash memory revenue was due to an increase in unit sales associated with the ramp of our NAND flash memory business.
Revenue in the Americas region increased by 17% compared to Q1 2007. In addition, revenue in the Asia-Pacific and Europe regions each increased by 8% and revenue in the Japan region increased by 4% compared to Q1 2007. Revenue from both mature and emerging markets increased in Q1 2008 compared to Q1 2007. Most of the revenue growth in mature markets occurred in the Asia-Pacific and Americas regions. A majority of the increase in emerging markets occurred in the Europe region.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our overall gross margin dollars for Q1 2008 were $5.2 billion, an increase of $775 million, or 17%, compared to Q1 2007. Our overall gross margin percentage increased to 53.8% in Q1 2008, from 50.1% in Q1 2007. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the Digital Enterprise Group operating segment, partially offset by the gross margin percentage decline in the Mobility Group operating segment. We derived most of our overall gross margin dollars and operating profit in Q1 2008 and Q1 2007 from the sale of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) operating segment for Q1 2008 and Q1 2007 were as follows:

(In Millions)	Q1 2008	Q1 2007
Microprocessor revenue	$4,123	$3,561
Chipset, motherboard, and other revenue	1,175	1,193

Net revenue	$5,298	$4,754
Operating income	$1,722	$931
Net revenue for the DEG operating segment increased by $544 million, or 11%, in Q1 2008 compared to Q1 2007. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. The increase in microprocessor revenue was due to higher enterprise unit sales, and to a lesser extent, higher desktop unit sales. This higher mix of enterprise microprocessor unit sales also had a positive impact on total average selling prices within the DEG operating segment. Chipset, motherboard, and other revenue was approximately flat, with lower motherboard unit sales offset by higher chipset revenue.
Operating income increased by $791 million, or 85%, in Q1 2008 compared to Q1 2007. The increase in operating income was due to higher microprocessor revenue, and to a lesser extent, lower desktop microprocessor unit costs, lower factory underutilization charges of $130 million, and lower start-up costs of $150 million, primarily due to the completion of the startup phase and qualification for sale of our 45-nanometer process technology. These increases were partially offset by sales in Q1 2007 of desktop microprocessor inventory that had been previously written off.
Mobility Group
The revenue and operating income for the Mobility Group (MG) operating segment for Q1 2008 and Q1 2007 were as follows:

(In Millions)	Q1 2008	Q1 2007
Microprocessor revenue	$2,726	$2,441
Chipset and other revenue	943	866

Net revenue	$3,669	$3,307
Operating income	$1,185	$1,382
Net revenue for the MG operating segment increased by $362 million, or 11%, in Q1 2008 compared to Q1 2007. The increase in microprocessor revenue was due to significantly higher unit sales, partially offset by significantly lower average selling prices. The increase in chipset and other revenue was due to higher unit sales of chipsets, partially offset by lower revenue from sales of cellular baseband products. We are winding down the sales from the manufacturing agreement entered into as part of the divestiture of the cellular baseband products business.
Operating income decreased by $197 million, or 14%, in Q1 2008 compared to Q1 2007. The decrease in operating income was primarily due to higher operating expenses related to process development and advertising. Higher chipset unit costs and sales in Q1 2007 of mobility microprocessor inventory that had been previously written off were more than offset by lower microprocessor unit costs and higher microprocessor and chipset revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Expenses
Operating expenses for Q1 2008 and Q1 2007 were as follows:

(In Millions)	Q1 2008	Q1 2007
Research and development	$1,467	$1,400
Marketing, general and administrative	$1,349	$1,282
Restructuring and asset impairment charges	$329	$75
Research and Development. R&D spending increased $67 million, or 5%, in Q1 2008 compared to Q1 2007. This increase was primarily due to higher product development costs as we began development of our 32nm process technology.
Marketing, General and Administrative. Marketing, general and administrative expenses increased $67 million, or 5%, in Q1 2008 compared to Q1 2007. This increase was primarily due to general corporate and advertising expenses.
R&D along with marketing, general and administrative expenses were 29% of net revenue in Q1 2008 (30% of net revenue in Q1 2007).
Restructuring and Asset Impairment Charges. In Q3 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges for Q1 2008 and Q1 2007 were as follows:

(In Millions)	Q1 2008	Q1 2007
Employee severance and benefit arrangements	$54	$21
Asset impairment charges	275	54

Total restructuring and asset impairment charges	$329	$75

During Q1 2008, we incurred $275 million in asset impairment charges related to assets which were sold subsequent to quarter end in conjunction with the divestiture of our NOR flash memory business. The impairment charges were determined using the revised fair value that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. See “Note 12: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. In Q1 2007, we incurred $54 million in asset impairment charges as a result of softer than anticipated market conditions related to the Colorado Springs, Colorado facility, which has been placed for sale.
Restructuring and asset impairment activity for Q1 2008 was as follows:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	57	275	332
Adjustments	(3)	—	(3)
Cash payments	(83)	—	(83)
Non-cash settlements	—	(275)	(275)

Accrued restructuring balance as of March 29, 2008	$98	$—	$98

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of March 29, 2008 was related to severance benefits that we recorded as a current liability within accrued compensation and benefits.
From Q3 2006 through Q1 2008, we incurred a total of $1.4 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $581 million related to employee severance and benefit arrangements due to the termination of approximately 10,400 employees, of which 8,700 employees had left the company as of March 29, 2008. A substantial majority of these employee terminations affected employees within manufacturing, information technology, and marketing. Of the employee severance and benefit charges incurred as of March 29, 2008, we had paid $483 million. The restructuring and asset impairment charges also included $819 million in asset impairment charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $1.0 billion, a portion of which we began to realize as early as Q3 2006. We are realizing these savings within marketing, general and administrative expenses, cost of sales, and R&D. Our outlook for Q2 2008 is for additional restructuring and asset impairment charges of $250 million. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities.
Gains (Losses) on Equity Investments, Interest and Other, and Provision for Taxes
Gains (losses) on equity investments, net; interest and other, net; and provision for taxes for Q1 2008 and Q1 2007 were as follows:

(In Millions)	Q1 2008	Q1 2007
Gains (losses) on equity investments, net	$(59)	$29
Interest and other, net	$168	$169
Provision for taxes	$(728)	$(237)
Gains (losses) on equity investments, net, for Q1 2008 was a net loss of $59 million compared to a net gain of $29 million in Q1 2007. In Q1 2008, we recognized higher losses from our equity method investments, primarily from our investment in Clearwire Corporation. In addition, gains (losses) on equity investments, net, for Q1 2007 included a gain of $39 million as a result of the initial public offering of Clearwire.
Interest and other, net was approximately flat at $168 million in Q1 2008 compared to $169 million in Q1 2007. Approximately $60 million of fair value losses experienced in Q1 2008 on our trading assets were offset by a $39 million gain on divestiture in Q1 2008 and higher interest income. Interest income was higher in Q1 2008 compared to Q1 2007 as a result of higher average investment balances, partially offset by lower interest rates.
For details of our net losses recognized within gains (losses) on equity investments, net and interest and other, net, attributable to financial instruments categorized as Level 3 under the SFAS No. 157 hierarchy, see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q and “Liquidity and Capital Resources” within MD&A.
Our effective income tax rate was 33.5% in Q1 2008 compared to 12.7% in Q1 2007. The tax rate for Q1 2008 was negatively impacted by a higher percentage of our profits being derived from higher-tax jurisdictions compared to Q1 2007 and the tax effects of asset impairment charges related to our NOR flash memory business. The rate for Q1 2007 was positively impacted by a settlement with the U.S. Internal Revenue Service (IRS).
Liquidity and Capital Resources
Cash, short-term investments, fixed-income debt instruments included in trading assets, and debt at the end of each period were as follows:

	March 29,	Dec. 29,
(Dollars in Millions)	2008	2007
Cash, short-term investments, and fixed income debt instruments included in trading assets	$13,238	$14,871
Short-term and long-term debt	$2,179	$2,122
Debt as % of stockholders’ equity	5.4%	5.0%
In summary, our cash flows were as follows:

	Three Months Ended
	March 29,	March 31,
(In Millions)	2008	2007
Net cash provided by operating activities	$2,215	$1,552
Net cash used for investing activities	(921)	(3,216)
Net cash used for financing activities	(2,718)	(462)

Net (decrease) in cash and cash equivalents	$(1,424)	$(2,126)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities for the first quarter of 2008 as compared to the first quarter of 2007 is due to a reduction in income taxes payable in Q1 2007 related to the settlement with the IRS, compared to an increase in taxes payable in the first quarter of 2008. Higher payments for employee bonuses were partially offset by lower trading asset activity. Trading asset activity decreased as our marketable debt instruments classified as trading assets in the first quarter of 2008 are included in investing activity due to the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159).
Accounts receivable were higher compared to December 29, 2007, despite decreased revenue, due to a higher proportion of sales occurring at the end of the first quarter of 2008 and lower cash collections. For the first quarter of 2008, our two largest customers accounted for 38% of net revenue (34% for the first quarter of 2007), with each of these customers accounting for 19% of revenue. Additionally, these two largest customers accounted for 41% of net accounts receivable at March 29, 2008 (33% at March 31, 2007).
Investing Activities
Investing cash flows consist primarily of capital expenditures and net investment purchases, maturities, and disposals, and purchases and investments in non-marketable and other investments. The decrease in cash used in investing activities in the first quarter of 2008, compared to the first quarter of 2007, was primarily due to an increase in maturities and a decrease in purchases of available-for-sale investments as well as lower capital spending. Purchases and investments in non-marketable equity investments were lower in the first quarter of 2008 due to an additional $288 million investment in IMFT in the first quarter of 2007. In addition, due to the adoption of SFAS No. 159, purchases and maturities for marketable debt instruments classified as trading assets are included in investing activity for the first quarter of 2008.
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, and proceeds from sales of shares through employee equity incentive plans.
The higher cash used in financing activities in the first quarter of 2008, compared to the first quarter of 2007, was primarily due to an increase in repurchases and retirement of common stock. For the first quarter of 2008, we purchased 121.9 million shares of common stock as part of our common stock repurchase program at a cost of $2.5 billion compared to 19.2 million shares for $400 million in the first quarter of 2007. As of March 29, 2008, $12.0 billion remained available for repurchase under the existing repurchase authorization of $25 billion. We base our level of stock repurchases on internal cash management decisions, and this level may fluctuate. Our dividend payment was $739 million in the first quarter of 2008, higher than the $650 million paid in the same period of the prior year, due to an increase from $0.1125 to $0.1275 in quarterly cash dividends per common share effective for the first quarter of 2008. On March 19, 2008, our Board of Directors declared a cash dividend of $0.14 per common share for the second quarter of 2008, which represents an additional 10% increase in our quarterly cash dividend amount. Additional financing activities for the first quarter of 2008 include proceeds from the sale of shares pursuant to employee equity incentive plans of $468 million ($586 million during the first quarter of 2007).
Liquidity
Cash generated by operations is used as our primary source of liquidity. As of March 29, 2008, we also had an investment portfolio valued at $17.7 billion, consisting of cash and cash equivalents, fixed-income trading assets, and short- and long-term investments. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the substantial majority of the issuers are rated AA-/Aa2 or better. As of March 29, 2008, $11.6 billion of our portfolio had a remaining maturity of less than one year. During the first quarter of 2008, we did not recognize significant other-than-temporary impairments on our portfolio of available-for-sale investments. As of March 29, 2008, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as trading assets was $58 million, of which a loss of $35 million was recognized in the first quarter of 2008. As of March 29, 2008, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as available-for-sale was $66 million. These unrealized losses were insignificant in relation to our total available-for-sale portfolio. Substantially all of our unrealized losses can be attributed to fair value fluctuations in an unstable credit environment.
Our portfolio includes $1.8 billion of asset-backed securities as of March 29, 2008. Approximately one-third of these securities were collateralized by first-lien mortgages, and the remaining were collateralized by credit card debt, student loans, or auto loans. During the first quarter of 2008, our asset-backed securities experienced net unrealized fair value declines totaling $37 million, of which $34 million was recognized in our consolidated condensed statements of income. As of March 29, 2008, substantially all of our investments in asset-backed securities were rated AAA/Aaa, and the expected weighted average remaining maturity was less than two years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive income for a sufficient period of time to allow for recovery of the principal amounts invested.
We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures in accordance with the policies approved by our Board of Directors. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of either the current credit environment or potential investment fair value fluctuations.
Another potential source of liquidity is authorized borrowings for commercial paper, of up to $3.0 billion. There were no borrowings under our commercial paper program during the first quarter of 2008. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of March 29, 2008. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity, and other securities.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases, and potential acquisitions or strategic investments.
Off-Balance-Sheet Arrangements
As of March 29, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Subsequent to the end of the first quarter, we have guaranteed the repayment of $275 million in principal of Numonyx’s payment obligations under its senior credit facility, as well as accrued unpaid interest, expenses of the lenders and penalties. See “Note 12: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
Fair Value
Beginning in the first quarter of 2008, the assessment of fair value for our financial instruments is based on the provisions of SFAS No. 157. SFAS No. 157 establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, we classify those instruments as Level 3 under the SFAS No. 157 hierarchy.
As of March 29, 2008, our portfolio of financial instruments measured at fair value on a recurring basis included $18.6 billion of assets and $320 million of liabilities. Of these assets, $3.2 billion (17%) were classified as Level 3 instruments. Of these liabilities, $160 million (50%) were classified as Level 3 instruments. Assets classified as Level 3 included net transfers from Level 2 to Level 3 of approximately $455 million in the first quarter of 2008. These assets primarily consisted of floating-rate notes and were transferred from Level 2 to Level 3 due to limited availability of observable market data with which to value or corroborate the value of our instruments. During the first quarter of 2008, we recognized an insignificant amount of losses on these instruments.
During the first quarter of 2008, the Level 3 assets and liabilities in our portfolio of financial instruments that are measured at fair value on a recurring basis experienced net unrealized fair value declines totaling $49 million. Of these declines, $37 million were recognized in our consolidated condensed statements of income. We believe the remaining $12 million, included in other comprehensive income, represents a temporary decline in the fair value of available-for-sale investments. We did not experience any realized gains (losses) related to the Level 3 assets or liabilities in our portfolio.
As of March 29, 2008, investments in floating-rate notes and corporate bonds represented $8.4 billion (45%) of our portfolio of assets measured at fair value on a recurring basis. Of these instruments, $189 million were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets. Another $6.8 billion were classified as Level 2 because their valuations were based on one of the following:
•	quoted prices for identical securities from markets that are less active;

•	quoted prices for similar securities;

•	indicator prices corroborated by observable market quotes; or

•	pricing models with all significant inputs derived from or corroborated by observable market data.
The remaining $1.4 billion of these instruments, the substantial majority of them floating-rate notes, were classified as Level 3 because their valuations were based on either: non-binding broker quotes; or indicator prices that we were unable to corroborate with observable market quotes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of March 29, 2008, investments in commercial paper, bank time deposits, and money market fund deposits represented $6.9 billion (37%) of our portfolio of assets measured at fair value on a recurring basis. Of these instruments, all $1.9 billion of the money market fund deposits were classified as Level 1. The remaining instruments were classified as Level 2 because their valuations were based on pricing models with all significant inputs derived from or corroborated by observable market data.
As of March 29, 2008, investments in asset-backed securities represented $1.8 billion (10%) of our portfolio of assets measured at fair value on a recurring basis. All of these instruments were classified as Level 3, and substantially all of them were valued using indicator prices that we were not able to corroborate by observable market quotes due to the lack of visibility and/or liquidity in the market for asset-backed securities.
As of March 29, 2008, investments in marketable equity securities represented $530 million (3%) of our portfolio of assets measured at fair value on a recurring basis. Of these instruments, $38 million were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets. The remaining $492 million were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security specific restrictions. The fair values of two of these investments, VMware, Inc. ($396 million) and Micron ($90 million), constituted substantially all of the fair values of the marketable equity securities that we classified as Level 2. In measuring the fair value of our investment in VMware, our valuation reflects a discount from the quoted price of VMware’s stock due to a transfer restriction. In measuring the fair value of our investment in Micron, our valuation reflects a discount from the quoted market price of Micron’s stock due to our investment being in a form of rights exchangeable into unregistered Micron stock.
As of March 29, 2008, investments in equity securities offsetting deferred compensation represented $454 million (2%) of our portfolio of assets measured at fair value on a recurring basis. All of these instruments were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets.
Business Outlook
Our future results of operations and the topics of other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, our goals and strategies; new product introductions; plans to cultivate new businesses; pending divestitures; future economic conditions; revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expenses; marketing, general and administrative expenses; potential impairment of investments; our effective tax rate; pending legal proceedings; net gains (losses) from equity investments; and interest and other, net. We are focusing on efforts to improve operational efficiency and reduce spending that may result in several actions that could have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Our expectations for the second quarter of 2008 are as follows:
•	Revenue: between $9.0 billion and $9.6 billion, compared to first quarter revenue of $9.7 billion. The expectation reflects a significant reduction in NOR flash memory revenue as a result of the Numonyx transaction.

•	Gross margin: 56% plus or minus a couple points. The 56% midpoint is higher than our gross margin of 53.8% in the first quarter of 2008, primarily due to the NOR divestiture and lower chipset inventory write-offs.

•	Depreciation: approximately $1.1 billion.

•	Total spending: spending on R&D, plus marketing, general and administrative expenses is expected to be between $2.8 billion and $2.9 billion, approximately flat compared to the first quarter of 2008.

•	Restructuring and asset impairment charges: approximately $250 million.

•	Net gains from equity investments and interest and other: approximately $75 million.

•	Tax rate: approximately 33%. The estimated effective tax rate is based on tax law in effect as of March 29, 2008 and current expected income.
Our expectations for fiscal year 2008 are as follows:
•	Gross margin: 57% plus or minus a few points.

•	Depreciation: approximately $4.4 billion, plus or minus $100 million.

•	R&D spending: approximately $6.0 billion, slightly higher than our previous expectation of $5.9 billion.

•	Marketing, general and administrative expenses: approximately $5.5 billion.

•	Capital spending: approximately $5.2 billion, plus or minus $200 million.

•	Tax rate: approximately 33% for the third and fourth quarters. The estimated effective tax rate is based on tax law in effect as of March 29, 2008 and current expected income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Status of Business Outlook and Scheduled Business Update
We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media, and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-Q, including any such statements that are incorporated by reference in this Form 10-Q. At the same time, we will keep this Form 10-Q and our most current business outlook publicly available on our Investor Relations web site at www.intc.com. The public can continue to rely on the business outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the “Business Outlook” and other forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.
From the close of business on May 30, 2008 until our quarterly earnings release is published, presently scheduled for July 15, 2008, we will observe a “quiet period.” During the quiet period, the “Business Outlook” and other forward-looking statements first published in our Form 8-K filed on April 15, 2008, as reiterated or updated as applicable, in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only, and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2007. Estimates below are not necessarily indicative of future performance, and actual results may differ materially.
Interest Rates
We are exposed to interest rate risk related to our investment portfolio and debt issuances. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. To achieve this objective, the returns on all of our investments in debt instruments are generally based on three-month LIBOR, or, if the maturities are longer than three months, the returns are generally swapped into U.S. dollar three-month LIBOR-based returns. We considered the historical volatility of the interest rates experienced in prior years and the duration of our investment portfolio and debt issuances, and determined that it was reasonably possible that an adverse change of 80 basis points (0.80%), approximately 30% of the rate as of March 29, 2008 (17% of the rate as of December 29, 2007), could be experienced in the near term. A hypothetical 0.80% decrease in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $5 million as of March 29, 2008 and $65 million as of December 29, 2007. The $5 million reflects only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment portfolio.
Equity Prices
Our marketable equity investments include marketable equity instruments, equity derivative instruments such as warrants and options, and marketable equity method investments. To the extent that our marketable equity instruments have strategic value, we typically do not attempt to reduce or eliminate our market exposure; however, for our investments in strategic equity derivative instruments, including warrants, we may enter into transactions to reduce or eliminate the market risks. For instruments that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk.
The marketable equity instruments included in trading assets are held to generate returns that offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity instruments are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $15 million as of March 29, 2008 (less than $10 million as of December 29, 2007), assuming a reasonably possible decline in market prices of approximately 15% in the near term (10% at December 29, 2007).
As of March 29, 2008, the fair value of our marketable equity securities and equity derivative instruments, including hedging positions, was $550 million ($1.0 billion as of December 29, 2007). Our investments in VMware and Micron constituted 88% of our marketable equity securities as of March 29, 2008, and were carried at a fair market value of $396 million and $90 million, respectively. Our marketable equity method investment had a carrying value of $471 million and a fair value of $528 million as of March 29, 2008.
To assess the market price sensitivity of our marketable equity investments, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. For our investments in companies that have been publicly traded for only a limited time, we analyzed the implied volatility of the related company based on freely traded options. Our marketable equity method investment is excluded from our analysis, as the carrying value does not fluctuate based on market price changes. Therefore, the potential fair value decline would not be indicative of the impact on our financial statements, unless an other-than-temporary impairment was deemed necessary. Based on our sensitivity analysis, we estimated that it was reasonably possible that the prices of the stocks of our marketable equity securities could experience a loss of 50% in the near term (55% as of December 29, 2007). Assuming a loss of 50% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity securities could decrease by approximately $280 million, based on the value as of March 29, 2008 (a decrease in value of $565 million, based on the value as of December 29, 2007 using an assumed loss of 55%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot quantify the impact directly. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $836 million as of March 29, 2008 ($805 million as of December 29, 2007). As of March 29, 2008, the carrying amount of our non-marketable equity method investments was $2.7 billion ($2.6 billion as of December 29, 2007) and consisted primarily of our investment in IMFT of $2.2 billion ($2.2 billion as of December 29, 2007).

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Note 16: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
ITEM 1A. RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
Because of the wide price differences both among and within mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue and gross margin. Our financial results also depend in part on the mix of other products that we sell, such as chipsets, flash memory, and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result can harm our financial results.
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
We also maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial and may increase our expenses, which could harm our results of operations and financial condition.
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
Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our manufacturing processes include, costs such as:
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
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, and other issues. As described in “Note 16: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed.
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
Factors that could cause actual results to differ materially from our expectations with regard to our announced restructuring include:
•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate work councils;

•	changes in assumptions related to severance and postretirement costs;

•	future dispositions;

•	new business initiatives and changes in product roadmap, development, and manufacturing;

•	changes in employment levels and turnover rates;

•	changes in product demand and the business environment; and

•	changes in the fair value of certain long-lived assets.
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

Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including:
•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process R&D and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
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
Factors that could cause interest and other, net in our consolidated condensed statements of income to fluctuate include:
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
When we decide to sell assets or a business, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms in a timely manner, and the agreed terms and financing arrangements could be renegotiated due to changes in business or market conditions. These circumstances could delay the accomplishment of our strategic objectives or cause us to incur additional expenses with respect to businesses that we want to dispose of, or we may dispose of a business at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of March 29, 2008, $12 billion remained available for repurchase under the existing repurchase authorization. A portion of our purchases in the first quarter of 2008 were executed under a privately negotiated forward purchase agreement.
Common stock repurchase activity under our authorized plan during the first quarter of 2008 was as follows (in millions, except per share amounts):

			Total Number of	Dollar Value of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Plans	Plans
December 30, 2007-January 26, 2008	8.6	$19.25	8.6	$14,354
January 27, 2008-February 23, 2008	49.9	$20.53	49.9	$13,330
February 24, 2008-March 29, 2008	63.4	$20.66	63.4	$12,020

Total	121.9	$20.51	121.9

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. These withheld shares are not included within the common stock repurchase totals in the tables above.

ITEM 6. EXHIBITS

3.1		Intel Corporation Third Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2006)

3.2		Intel Corporation Bylaws, as amended on January 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on January 18, 2007)

10.1		Amended and Restated Master Agreement By and Between STMicroelectronics N.V., Intel Corporation, Redwood Blocker S.A.R.L., Francisco Partners II (Cayman) L.P., PK Flash, LLC, and Francisco Partners Parallel Fund II L.P., dated March 30, 2008

10.2		Asset Transfer Agreement By and Between Numonyx Holdings B.V., Numonyx B.V., and Intel Corporation, dated as of March 30, 2008

10.3	**	Form of Stock Option Agreement with Continued Post-Employment Exercisability

10.4	**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Restricted Stock Units Granted to Paul S. Otellini On April 17, 2008 under the Intel Corporation 2006 Equity Incentive Plan (under the ELTSOP RSU program) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on April 17, 2008)

10.5	**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions

10.6	**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions and the Addition of the Ability to Change the Grant Agreement as Laws Change

12.1		Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2		Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1		Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contracts or compensation plans or arrangements in which executive officers are eligible to participate.

Intel, the Intel logo, Intel Inside, Intel Atom, Celeron, Intel Centrino, Intel Core, Intel Core Duo, Intel Core 2 Duo, Intel Core 2 Quad, Intel Viiv, Intel vPro, Intel Xeon, Intel XScale, Itanium, and Pentium are trademarks of Intel Corporation in the U.S. or other countries.
*Other names and brands may be claimed as the property of others.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)
Date: May 1, 2008	By:	/s/ Stacy J. Smith
Stacy J. Smith
Vice President, Chief Financial Officer and Principal Accounting Officer