Form 10-Q
period 2008-06-28
INTEL CORP
filed 2008-08-01
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 25, 2008
Common stock, $0.001 par value	5,622 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In Millions, Except Per Share Amounts)	2008	2007	2008	2007

Net revenue	$9,470	$8,680	$19,143	$17,532
Cost of sales	4,221	4,605	8,687	9,025

Gross margin	5,249	4,075	10,456	8,507

Research and development	1,468	1,353	2,935	2,753
Marketing, general and administrative	1,430	1,290	2,779	2,572
Restructuring and asset impairment charges	96	82	425	157

Operating expenses	2,994	2,725	6,139	5,482

Operating income	2,255	1,350	4,317	3,025
Gains (losses) on equity investments, net	(109)	(1)	(168)	28
Interest and other, net	167	180	335	349

Income before taxes	2,313	1,529	4,484	3,402

Provision for taxes	712	251	1,440	488

Net income	$1,601	$1,278	$3,044	$2,914

Basic earnings per common share	$0.28	$0.22	$0.53	$0.50

Diluted earnings per common share	$0.28	$0.22	$0.52	$0.49

Cash dividends declared per common share	$—	$—	$0.268	$0.225

Weighted average shares outstanding:
Basic	5,699	5,809	5,743	5,793

Diluted	5,800	5,917	5,840	5,895

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 28,	Dec. 29,
(In Millions)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,079	$7,307
Short-term investments	4,312	5,490
Trading assets	3,570	2,566
Accounts receivable, net	2,399	2,576
Inventories	3,265	3,370
Deferred tax assets	1,209	1,186
Other current assets	944	1,390

Total current assets	19,778	23,885

Property, plant and equipment, net of accumulated depreciation of $29,810 ($29,134 as of December 29, 2007)	16,723	16,918
Marketable equity securities	644	987
Other long-term investments	4,651	4,398
Goodwill	3,915	3,916
Other long-term assets	6,681	5,547

Total assets	$52,392	$55,651

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$175	$142
Accounts payable	2,379	2,361
Accrued compensation and benefits	1,658	2,417
Accrued advertising	787	749
Deferred income on shipments to distributors	665	625
Other accrued liabilities	2,368	1,938
Income taxes payable	—	339

Total current liabilities	8,032	8,571

Long-term income taxes payable	760	785
Deferred tax liabilities	171	411
Long-term debt	1,892	1,980
Other long-term liabilities	1,176	1,142
Contingencies (Note 18)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,640 shares issued and outstanding (5,818 as of December 29, 2007)	12,452	11,653
Accumulated other comprehensive income (loss)	129	261
Retained earnings	27,780	30,848

Total stockholders’ equity	40,361	42,762

Total liabilities and stockholders’ equity	$52,392	$55,651

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 28,	June 30,
(In Millions)	2008	2007
Cash and cash equivalents, beginning of period	$7,307	$6,598

Cash flows provided by (used for) operating activities:
Net income	3,044	2,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,144	2,340
Share-based compensation	462	521
Restructuring, asset impairment, and net loss on retirement of assets	460	183
Excess tax benefit from share-based payment arrangements	(28)	(56)
Amortization of intangibles	126	124
(Gains) losses on equity investments, net	168	(28)
(Gains) losses on divestitures	(39)	—
Deferred taxes	(325)	(213)
Changes in assets and liabilities:
Trading assets	49	(601)
Accounts receivable	140	351
Inventories	71	162
Accounts payable	18	(77)
Accrued compensation and benefits	(785)	(440)
Income taxes payable and receivable	(549)	(1,177)
Other assets and liabilities	87	4

Total adjustments	1,999	1,093

Net cash provided by operating activities	5,043	4,007

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,058)	(2,639)
Purchases of available-for-sale investments	(3,849)	(5,422)
Maturities and sales of available-for-sale investments	4,719	3,216
Purchases of trading assets	(1,326)	—
Maturities and sales of trading assets	288	—
Investments in non-marketable equity investments	(444)	(800)
Return of equity method investment	91	—
Proceeds from divestitures	75	—
Other investing activities	(40)	49

Net cash used for investing activities	(2,544)	(5,596)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	33	40
Proceeds from government grants	—	82
Excess tax benefit from share-based payment arrangements	28	56
Proceeds from sales of shares through employee equity incentive plans	828	1,362
Repurchase and retirement of common stock	(5,077)	(537)
Payment of dividends to stockholders	(1,539)	(1,303)

Net cash used for financing activities	(5,727)	(300)

Net (decrease) in cash and cash equivalents	(3,228)	(1,889)

Cash and cash equivalents, end of period	$4,079	$4,709

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$3	$4
Income taxes, net of refunds	$2,293	$1,734
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
In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.
In the first quarter of 2008, we adopted SFAS No. 159. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires unrealized gains and losses to be reported in earnings for items measured using the fair value option. See “Note 3: Fair Value” for further discussion.
SFAS No. 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. We assessed the nature and purpose of our trading assets and determined that our marketable debt instruments will be classified on the statement of cash flows as investing activities, as they are held with the purpose of generating returns. Our equity instruments offsetting deferred compensation will continue to be classified as operating activities, as they are maintained to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. SFAS No. 159 does not allow for retrospective application to periods prior to fiscal year 2008; therefore, all trading asset activity for prior periods will continue to be presented as operating activities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Staff Accounting Bulletin 110 (SAB 110) issued by the U.S. Securities and Exchange Commission (SEC) was effective for us beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). The amendment, in part, allowed the continued use, subject to specific criteria, of the simplified method in estimating expected lives of share options granted after December 31, 2007. We will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us in the first quarter of fiscal year 2009.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2009. We are currently evaluating the impact of FSP APB 14-1.
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
Fair Value Hierarchy
SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
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
Level 2 assets include certain of our marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Level 2 assets also include marketable debt instruments priced using non-binding market consensus prices that can be corroborated by observable market data, marketable equity instruments with security-specific restrictions that would transfer to the buyer, as well as debt instruments and derivative contracts priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Marketable debt instruments in this category generally include commercial paper, bank time deposits, and a majority of floating-rate notes, corporate bonds, and municipal bonds.
Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
Level 3 assets and liabilities include marketable debt instruments, non-marketable equity investments, derivative contracts, and company issued debt whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured. Level 3 assets also include marketable debt instruments that are priced using non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market quotes.
Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes, corporate bonds, and municipal bonds.
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 28, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(In Millions)	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Commercial paper	$—	$3,921	$—	$3,921
Bank time deposits	—	1,398	—	1,398
Money market fund deposits	837	—	—	837
Floating-rate notes	29	6,392	564	6,985
Corporate bonds	190	487	206	883
Asset-backed securities	—	—	1,641	1,641
Municipal bonds	—	299	16	315
Marketable equity securities	66	578	—	644
Equity instruments offsetting deferred compensation	443	—	—	443
Derivative assets	—	157	22	179

Total assets measured at fair value	$1,565	$13,232	$2,449	$17,246

Liabilities
Long-term debt	$—	$—	$126	$126
Derivative liabilities	—	144	26	170

Total liabilities measured at fair value	$—	$144	$152	$296

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our consolidated condensed balance sheets as of June 28, 2008 as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(In Millions)	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash and cash equivalents	$731	$3,182	$—	$3,913
Short-term investments	68	3,885	357	4,310
Trading assets	518	1,868	1,184	3,570
Other current assets	—	153	—	153
Marketable equity securities	66	578	—	644
Other long-term investments	182	3,562	886	4,630
Other long-term assets	—	4	22	26

Total assets measured at fair value	$1,565	$13,232	$2,449	$17,246

Liabilities
Other accrued liabilities	$—	$121	$26	$147
Long-term debt	—	—	126	126
Other long-term liabilities	—	23	—	23

Total liabilities measured at fair value	$—	$144	$152	$296

When available, we use observable market prices for identical securities to value our marketable debt instruments. Approximately 15% of our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 2 instruments were classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using: non-binding market consensus prices that are corroborated by observable market data; quoted market prices for similar instruments; or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. Discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. Approximately 45% of our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 2 instruments were classified as such due to the usage of discounted cash flow techniques, approximately 35% due to the usage of non-binding market consensus prices that are corroborated by observable market data, and approximately 5% due to the usage of quoted market prices for similar instruments.
The substantial majority of the balance of our available-for-sale marketable equity securities that were classified as Level 2 instruments were classified as such due to the adjustments to the fair values of these securities arising from transfer restrictions.
Our marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 3 instruments were classified as such due to the lack of observable market data to corroborate either the non-binding market consensus price or the non-binding broker quotes. When observable market data is not available, we corroborate the non-binding market consensus price and non-binding broker quotes using unobservable data.
All of our long-term debt was eligible for the fair value option allowed by SFAS No. 159 as of the effective date of the standard; however, we only elected the fair value option for the bonds issued by the Industrial Development Authority of the City of Chandler, Arizona that were issued in 2007 (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into an interest rate swap agreement which effectively converts the fixed rate obligation on these bonds to a floating LIBOR-based rate. As a result, changes in the fair value of this debt are primarily offset by changes in the fair value of the interest rate swap agreement, without the need to apply the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). We elected not to adopt SFAS No. 159 for our Arizona bonds that were issued in 2005, since the bonds were carried at amortized cost and were not eligible to apply the hedge accounting provisions of SFAS No. 133 due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated condensed balance sheets. As of June 28, 2008 and December 29, 2007, no other long-term debt instruments were similar to the instrument for which we have elected SFAS No. 159 fair value treatment.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The fair value of the 2007 Arizona bonds approximated its carrying value at the time we elected the fair value option under SFAS No. 159. As such, we did not record a cumulative-effect adjustment to the beginning balance of retained earnings or to the deferred tax liability. As of June 28, 2008, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated by observable market data as well as significant unobservable inputs. Gains and losses on the 2007 Arizona bonds are recorded in interest and other, net on the consolidated condensed statements of income. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended June 28, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Other	Other	Other
	Short-term	Trading	long-term	long-term	accrued	Long-term	Total Gains
(In Millions)	investments	assets	investments	assets	liabilities	debt	(Losses)
Balance at March 29, 2008	$889	$1,076	$1,250	$20	$(32)	$(128)
Total gains or losses (realized and unrealized):
Included in earnings	—	18	(1)	(6)	6	2	19
Included in other comprehensive income	(3)	—	4	—	—	—	1
Purchases, sales, issuances and settlements, net	(246)	90	387	3	—	—
Transfers in/(out) of Level 3	(283)	—	(754)	5	—	—

Balance at June 28, 2008	$357	$1,184	$886	$22	$(26)	$(126)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses relating to assets and liabilities still held as of June 28, 2008	$—	$18	$(1)	$(6)	$6	$2	$19

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 28, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Other	Other	Other
	Short-term	Trading	long-term	long-term	accrued	Long-term	Total Gains
(In Millions)	investments	assets	investments	assets	liabilities	debt	(Losses)
Balance at December 29, 2007	$798	$1,004	$771	$18	$(15)	$(125)
Transfers from long-term to short-term investments	224	—	(224)	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	—	(1)	(9)	4	(11)	(1)	(18)
Included in other comprehensive income	(1)	—	(10)	—	—	—	(11)
Purchases, sales, issuances and settlements, net	(309)	166	600	(5)	—	—
Transfers in/(out) of Level 3	(355)	15	(242)	5	—	—

Balance at June 28, 2008	$357	$1,184	$886	$22	$(26)	$(126)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses relating to assets and liabilities still held as of June 28, 2008	$—	$(1)	$(9)	$4	$(11)	$(1)	$(18)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Gains and losses (realized and unrealized) included in earnings for the three and six months ended June 28, 2008 are reported in interest and other, net and gains (losses) on equity investments, net on the consolidated condensed statements of income, as follows:

Level 3
	Three Months Ended		Six Months Ended
	June 28, 2008		June 28, 2008
		Gains (losses)		Gains (losses)
	Interest and	on equity	Interest and	on equity
(In Millions)	other, net	investments, net	other, net	investments, net
Total gains or (losses) included in earnings	$17	$2	$(22)	$4

Change in unrealized gains or (losses) relating to assets and liabilities still held as of June 28, 2008	$17	$2	$(22)	$4
Assets/Liabilities Measured at Fair Value on a Nonrecurring Basis
The below table presents the balance of our non-marketable cost method investments that were measured at fair value on a nonrecurring basis as of June 28, 2008, and the gains (losses) recorded during the three and six months ended June 28, 2008 on those assets:

		Fair Value Measured Using
		Quoted Prices
		in Active	Significant		Total gains	Total gains
		Markets for	Other	Significant	(losses) for	(losses) for
	Total	Identical	Observable	Unobservable	three months	six months
	balance as of	Instruments	Inputs	Inputs	ended	ended
(In Millions)	June 28, 2008	(Level 1)	(Level 2)	(Level 3)	June 28, 2008	June 28, 2008
Non-marketable equity investments	$12	$—	$—	$12	$(11)	$(44)

Total gains (losses) for assets held as of June 28, 2008					$(11)	$(44)

Gains (losses) for assets no longer held					$—	$—

Total gains (losses) for nonrecurring measurement					$(11)	$(44)

A small portion of our non-marketable equity investments were measured at fair value in the first half of 2008 due to events or circumstances we identified that significantly impacted the fair value of these investments, resulting in other-than-temporary impairment charges. These fair value measurements were calculated using financial metrics and ratios of comparable public companies and were classified as Level 3 instruments, as they use unobservable inputs and require management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. The valuation of our non-marketable equity investments also takes into account the movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables.
Note 4: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan, 294 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 168 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of June 28, 2008, 181 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the average of the high and low price of our common stock on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. As of June 28, 2008, 199 million shares are available for issuance under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Share-Based Compensation
Share-based compensation recognized in the second quarter of 2008 was $243 million and $462 million for the first half of 2008 ($237 million in the second quarter of 2007 and $521 million for the first half of 2007).
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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Estimated values	$20.79	$20.49	$20.73	$20.48
Risk-free interest rate	2.1%	4.8%	2.1%	4.8%
Dividend yield	2.5%	2.1%	2.5%	2.1%
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

	Stock Options				Stock Purchase Plan[1]
	Three Months Ended		Six Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007	2008	2007
Estimated values	$5.76	$5.18	$5.82	$5.24	$5.10	$4.72
Expected life (in years)	4.7	4.7	4.9	4.9	.5	.5
Risk-free interest rate	2.9%	4.6%	2.9%	4.6%	2.2%	5.3%
Volatility	34%	25%	34%	25%	35%	26%
Dividend yield	2.5%	2.1%	2.5%	2.1%	2.4%	2.1%

[1]	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units for the first half of 2008 was as follows:

		Weighted
		Average Grant-	Aggregate
	Number of	Date Fair	Fair
(In Millions, Except Per Share Amounts)	Shares	Value	Value[1]
December 29, 2007	51.1	$20.24
Granted	28.5	$20.73
Vested[2]	(11.7)	$19.65	$262
Forfeited	(3.3)	$20.01

June 28, 2008	64.6	$20.57

[1]	Represents the value of Intel stock on the date that the restricted stock units vest. On the grant date, the fair value for these vested awards was $230 million.

[2]	The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the statutory tax withholding requirements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Stock Option Awards
Activity with respect to outstanding stock options for the first half of 2008 was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 29, 2007	665.9	$27.76
Grants	20.5	$21.94
Exercises	(29.3)	$19.38	$87
Cancellations and forfeitures	(24.3)	$29.97

June 28, 2008	632.8	$27.86

Options exercisable as of:
December 29, 2007	528.2	$29.04
June 28, 2008	531.6	$28.93

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.
Stock Purchase Plan
Employees purchased 14.9 million shares in the first half of 2008 (15.2 million shares in the first half of 2007) for $258 million ($234 million in the first half of 2007) under the 2006 Stock Purchase Plan.
Note 5: Earnings Per Share
We computed our basic and diluted earnings per common share as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In Millions, Except Per Share Amounts)	2008	2007	2008	2007
Net income	$1,601	$1,278	$3,044	$2,914

Weighted average common shares outstanding — basic	5,699	5,809	5,743	5,793
Dilutive effect of employee equity incentive plans	50	57	46	51
Dilutive effect of convertible debt	51	51	51	51

Weighted average common shares outstanding — diluted	5,800	5,917	5,840	5,895

Basic earnings per common share	$0.28	$0.22	$0.53	$0.50

Diluted earnings per common share	$0.28	$0.22	$0.52	$0.49

We computed our basic earnings per common share using net income and the weighted average number of common shares outstanding during the period. We computed diluted earnings per common share using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, the assumed issuance of stock under the stock purchase plan using the treasury stock method, and the assumed conversion of debt using the if-converted method.
For the second quarter of 2008, we excluded 466 million outstanding weighted average stock options (478 million for the first half of 2008) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (538 million for the second quarter of 2007 and 552 million for the first half of 2007). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 6: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. During the second quarter of 2008, we repurchased 108.8 million shares of common stock at a cost of $2.5 billion (4.6 million shares at a cost of $100 million during the second quarter of 2007). During the first half of 2008, we repurchased 230.7 million shares of common stock at a cost of $5.0 billion (23.8 million shares at a cost of $500 million during the first half of 2007). We have repurchased and retired 3.2 billion shares at a cost of approximately $65 billion since the program began in 1990. As of June 28, 2008, $9.5 billion remained available for repurchase under the existing repurchase authorization.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first half of 2008, we withheld 3.4 million shares (1.7 million shares during the first half of 2007) to satisfy $77 million ($37 million during the first half of 2007) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.
Note 7: Inventories
Inventories at the end of each period were as follows:

	June 28,	Dec. 29,
(In Millions)	2008	2007
Raw materials	$580	$507
Work in process	1,355	1,460
Finished goods	1,330	1,403

Total inventories	$3,265	$3,370

Note 8: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	June 28,	Dec. 29,
(In Millions)	2008	2007
Marketable debt instruments	$3,127	$2,074
Equity instruments offsetting deferred compensation	443	492

Total trading assets	$3,570	$2,566

Note 9: Gains (Losses) on Equity Investments, Net
Gains (losses) on equity investments, net included:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In Millions)	2008	2007	2008	2007
Impairment charges	$(87)	$(44)	$(122)	$(80)
Gains on sales	16	83	35	98
Other, net	(38)	(40)	(81)	10

Total gains (losses) on equity investments, net	$(109)	$(1)	$(168)	$28

Impairment charges in the second quarter of 2008 primarily related to a $72 million impairment charge on our investment in Micron Technology, Inc., which reflects the difference between our cost basis and the fair value of our investment in Micron at the end of the quarter. Our equity method gains (losses), primarily from our investment in Clearwire Corporation, are included in the table above under “other, net.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 10: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In Millions)	2008	2007	2008	2007
Interest income	$137	$192	$335	$376
Interest expense	(8)	(4)	(8)	(7)
Other, net	38	(8)	8	(20)

Total	$167	$180	$335	$349

Note 11: Comprehensive Income
The components of total comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In Millions)	2008	2007	2008	2007
Net income	$1,601	$1,278	$3,044	$2,914
Change in net unrealized holding gain on available-for-sale investments	107	5	(185)	(29)
Change in net unrealized holding gain on derivatives	(50)	(9)	53	(10)

Total comprehensive income	$1,658	$1,274	$2,912	$2,875

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

	June 28,	Dec. 29,
(In Millions)	2008	2007
Accumulated net unrealized holding gain on available-for-sale investments	$139	$324
Accumulated net unrealized holding gain on derivatives	153	100
Accumulated net prior service costs	(13)	(13)
Accumulated net actuarial losses	(148)	(148)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$129	$261

In the table above, accumulated net unrealized holding gain on available-for-sale investments included $161 million as of June 28, 2008 related to our investment in VMware, Inc., net of tax of $93 million ($364 million, net of tax of $212 million as of December 29, 2007).
Note 12: Goodwill
Goodwill activity by reportable operating segment for the first half of 2008 was as follows:

	Digital
	Enterprise	Mobility
(In Millions)	Group	Group	All Other	Total
December 29, 2007	$3,385	$248	$283	$3,916
Transfer	123	—	(123)	—
Other	(1)	—	—	(1)

June 28, 2008	$3,507	$248	$160	$3,915

In the second quarter, we completed a reorganization that transferred the revenue and costs associated with a portion of the Digital Home Group’s consumer PC components business to the Digital Enterprise Group. As a result of the reorganization, $123 million of goodwill was reassigned from the Digital Home Group to the Digital Enterprise Group. Goodwill was reassigned to the Digital Enterprise Group based on the relative fair value of the business transferred to the estimated fair value of the Digital Home Group reporting unit before the reorganization. The remaining goodwill associated with the Digital Home Group reporting unit is included in the All Other category in the table above. No goodwill was impaired during the first half of 2008 and 2007.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 13: Divestitures
During the first quarter of 2008, we completed the divestiture of a portion of the telecommunication related assets of our optical platform division that were included in the Digital Enterprise Group operating segment. Consideration for the divestiture was approximately $85 million, including $75 million in cash and common shares of the acquiring company with an estimated value of $10 million at the date of purchase. We entered into an agreement with the acquiring company to provide certain manufacturing and transition services for a limited time. During the first quarter of 2008, as a result of this divestiture, we recorded a net gain of $39 million within interest and other, net. During the second quarter of 2008, we completed the sale of the remaining portion of our optical platform division for common shares of the acquiring company with an estimated value of $27 million at the date of purchase. Overall, approximately 100 employees of our optical products business became employees of the acquiring company.
During the second quarter of 2008, we completed the divestiture of our NOR flash memory business. We exchanged certain NOR flash memory assets and certain assets associated with our phase change memory initiatives with Numonyx B.V. for a note receivable with a contractual amount of $144 million and a 45.1% ownership interest in the form of common stock, together valued at $821 million. We retain certain rights to intellectual property included within the divestiture. Approximately 2,500 employees of our NOR flash memory business became employees of Numonyx. STMicroelectronics N.V. contributed certain assets to Numonyx for a note receivable with a contractual amount of $156 million and a 48.6% ownership interest in the form of common stock. Francisco Partners L.P. paid $150 million in cash in exchange for the remaining 6.3% ownership interest in the form of preferred stock and a note receivable with a contractual amount of $20 million. In addition, they received a payout right that is preferential relative to the investments of Intel and STMicroelectronics. For further discussion on our investment and terms of the divestiture, see “Note 16: Equity Investments.”
In the first quarter that ended March 29, 2008, we recorded asset impairment charges related to the NOR flash memory assets that were included in the divestiture. See “Note 15: Restructuring and Asset Impairment Charges” for further discussion. We did not incur a gain or loss upon completion of the transaction on March 30, 2008.
Note 14: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of June 28, 2008:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,193	$(519)	$674
Acquisition-related developed technology	22	(5)	17
Other intangible assets	340	(159)	181

Total identified intangible assets	$1,555	$(683)	$872

Identified intangible assets consisted of the following as of December 29, 2007:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,158	$(438)	$720
Acquisition-related developed technology	19	(3)	16
Other intangible assets	360	(136)	224

Total identified intangible assets	$1,537	$(577)	$960

During the first half of 2008, we acquired intellectual property assets for $35 million with a weighted average life of fourteen years.
All of our identified intangible assets are subject to amortization. We recorded the amortization of identified intangible assets on the consolidated condensed statements of income as follows: intellectual property assets generally in cost of sales; acquisition-related developed technology in marketing, general and administrative; and other intangible assets as either a reduction of revenue or marketing, general and administrative. The amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In Millions)	2008	2007	2008	2007
Intellectual property assets	$40	$37	$81	$81
Acquisition-related developed technology	$1	$—	$2	$—
Other intangible assets	$22	$24	$43	$43

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Based on identified intangible assets recorded as of June 28, 2008, and assuming the underlying assets are not impaired in the future, we expect amortization expense for each period to be as follows:

(In Millions)	2008[1]	2009	2010	2011	2012
Intellectual property assets	$81	$137	$126	$74	$63
Acquisition-related developed technology	$3	$5	$5	$4	$—
Other intangible assets	$50	$121	$10	$—	$—

[1]	Reflects the remaining six months of fiscal year 2008.
Note 15: Restructuring and Asset Impairment Charges
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In Millions)	2008	2007	2008	2007
Employee severance and benefit arrangements	$42	$80	$96	$101
Asset impairment charges	54	2	329	56

Total restructuring and asset impairment charges	$96	$82	$425	$157

In the first quarter of 2007, we incurred $54 million in asset impairment charges as a result of market conditions related to the Colorado Springs, Colorado facility, which has been placed for sale. In the second quarter of 2008, we incurred additional asset impairment charges related to the Colorado Springs facility, based on market conditions.
During the first quarter of 2008, we incurred $275 million in asset impairment charges related to assets which were sold in the second quarter of 2008 in conjunction with the divestiture of our NOR flash memory business. The impairment charges were determined using the revised fair value that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. See “Note 13: Divestitures” for further discussion.
Restructuring and asset impairment activity for the first half of 2008 was as follows:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	107	329	436
Adjustments	(11)	—	(11)
Cash payments	(131)	—	(131)
Non-cash settlements	—	(329)	(329)

Accrued restructuring balance as of June 28, 2008	$92	$—	$92

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of June 28, 2008 was related to severance benefits that we recorded as a current liability within accrued compensation and benefits.
From the third quarter of 2006 through the second quarter of 2008, we incurred a total of $1.5 billion in restructuring and asset impairment charges related to this plan. These charges include a total of $623 million related to employee severance and benefit arrangements due to the termination of approximately 10,500 employees, and $873 million in asset impairment charges. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 16: Equity Investments
Numonyx
We divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx. See “Note 13: Divestitures” for further discussion. Our ownership interest of $821 million includes common stock and a note receivable. Our investment is recorded within other long-term assets and accounted for under the equity method of accounting, and our proportionate share of the income or loss will be recognized on a one quarter lag starting in the third quarter of 2008.
Additional terms of our investment in Numonyx include:
•	We are leasing a facility in Israel to Numonyx for a period of up to 24 years under a fully paid up-front operating lease. Upon completion of the divestiture, we recorded $82 million of deferred income representing the value of the prepaid operating lease. The deferred income will generally offset the related depreciation over the lease term.
•	We entered into supply and service agreements that involve the manufacture and the assembly and test of NOR flash memory products for Numonyx through the end of the year. The fair value of these agreements was $110 million and was recorded in other accrued liabilities upon the completion of the transaction. This amount will be recognized over the remainder of 2008, primarily as a reduction of cost of sales.
•	We entered into a transition services agreement which involves providing certain services such as information technology, supply chain, finance support, and other services to Numonyx for up to one year. The reimbursement from Numonyx for these services mostly offset the related cost of sales and operating expenses.
•	Numonyx entered into an unsecured, four year senior credit facility of up to $550 million, comprised of a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics have each provided the lenders with a guarantee of 50% of Numonyx’s payment obligations under the senior credit facility. A demand on our guarantee can be triggered if Numonyx is unable to meet its obligations under the credit facility. Acceleration of Numonyx’s obligations under the credit facility could be triggered by a monetary default of Numonyx or, in certain circumstances, can be triggered by events affecting the creditworthiness of STMicroelectronics. This guarantee is within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The maximum amount of future undiscounted payments we could be required to make under the guarantee is $275 million plus accrued interest, expenses of the lenders, and penalties. As of June 28, 2008, the carrying amount of the liability associated with the guarantee was $79 million and is included in other accrued liabilities.
•	Our note receivable is subordinated to the senior credit facility and Francisco Partners’ preferential payout, and will be deemed extinguished in liquidation events that generate proceeds insufficient to repay the senior credit facility and Francisco Partners’ preferential payout.
As of June 28, 2008, approximately $50 million is included in accounts receivable, net for supply and service agreements that involve the manufacture and the assembly and test of NOR flash memory products by Intel on behalf of Numonyx. As of June 28, 2008, approximately $90 million is included in other current assets for amounts due to Intel from Numonyx, primarily for services performed under the transition services agreements.
Ventures
Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. We own a 49% interest in each of these ventures. Initial production from IMFT began in early 2006; IMFS is in its construction phase and has had no production to date. Our investments were $2.1 billion in IMFT and $346 million in IMFS as of June 28, 2008 ($2.2 billion in IMFT and $146 million in IMFS as of December 29, 2007), which represents our maximum exposure to loss. Our investments in these ventures are classified within other long-term assets. During the second quarter of 2008, $91 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows.
Subject to certain conditions, we agreed to contribute up to approximately $1.4 billion for IMFT and up to approximately $1.7 billion for IMFS in the three years following the initial capital contributions. Of these amounts, as of June 28, 2008, our maximum remaining commitment was approximately $135 million for IMFT and approximately $1.3 billion for IMFS. Additionally, our portion of IMFT costs, primarily related to product purchases and start-up, was approximately $275 million during the second quarter of 2008 and approximately $525 million during the first half of 2008 (approximately $190 million during the second quarter of 2007 and $350 million during the first half of 2007). The amount due to IMFT for product purchases and services provided was approximately $140 million as of June 28, 2008 and was approximately $130 million as of December 29, 2007.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Clearwire
As of June 28, 2008, our investment in Clearwire had a carrying value of $434 million and a fair value of $485 million. During the second quarter of 2008, Clearwire and Sprint Nextel Corporation entered into an agreement to reorganize Clearwire into a new company. We have agreed to invest $1.0 billion in this new company. Our current investment in Clearwire would be converted into shares of the new company upon completion of the transaction. Including the new investment of $1.0 billion, we would have a 12% equity ownership interest in the new company. The new wireless company would continue to use the name Clearwire and would focus on expediting the deployment of the first U.S. nationwide mobile WiMAX network. Comcast Corporation, Time Warner Cable Inc., Google Inc., and Bright House Networks have also agreed to make investments in the new wireless company. The completion of the transaction is dependant on certain closing conditions.
Note 17: Borrowings
We have euro borrowings, which we made in connection with financing manufacturing facilities and equipment in Ireland. The proceeds from these borrowing were invested in euro-denominated loan participation notes of similar maturity to reduce currency and interest rate exposures. During the second quarter of 2008, we retired $96 million in euro borrowings prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes.
Note 18: Contingencies
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
We are also subject to certain antitrust regulatory inquiries. In 2001, the European Commission (EC) commenced an investigation regarding claims by AMD that we used unfair business practices to persuade clients to buy our microprocessors. The EC sent us a Statement of Objections in July 2007 alleging that certain Intel marketing and pricing practices amounted to an abuse of a dominant position that infringed European law. The Statement recognized that such allegations were preliminary, not final, conclusions. We responded to those allegations in January 2008 and a hearing was held in March 2008. In February 2008, the EC initiated an inspection of documents at our Feldkirchen, Germany offices, and served requests for additional information. On July 17, 2008, the EC sent us a Supplemental Statement of Objections alleging that certain Intel marketing and pricing practices amounted to an abuse of a dominant position that infringed European law. The Statement recognizes that such allegations were preliminary, not final, conclusions. We are continuing to cooperate with the investigation and intend to respond to this statement in accordance with EC administrative procedures.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In September 2007, the KFTC served on us an Examination Report alleging that sales to two customers during parts of 2002—2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March, we submitted a further response. In April, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co. and Trigem Computer Inc. A final written decision from the KFTC has not yet been received. We intend to appeal any final decision and contest this matter vigorously in the Korean courts.
In January 2008, we received a subpoena from the Attorney General of the State of New York requesting documents and information to assist in its investigation of whether there have been any agreements or arrangements establishing or maintaining a monopoly in the sale of microprocessors in violation of federal or New York antitrust laws.
In June 2008, the U.S. Federal Trade Commission announced a formal investigation into our sales practices.
We intend to cooperate with and respond to these investigations as appropriate and we expect that these matters will be acceptably resolved.
Barbara’s Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Co. and HPDirect, Inc.
In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company, and HPDirect, Inc. alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the court certified against us an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing these microprocessors. In January 2005, the court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the court’s class certification order. In July 2006, the Illinois Appellate Court, Fifth District, vacated the trial court’s class certification order. The Appellate Court instructed the trial court to reconsider whether California law should apply. However, in August 2006, the Illinois Supreme Court agreed to review the Appellate Court’s decision. In November 2007, the Illinois Supreme Court issued its opinion finding in favor of Intel on two issues. First, on the issue of whether Illinois or California law applies to the claims of Illinois residents for goods purchased in Illinois, the Court found that Illinois law applies, rejecting the Appellate Court’s finding of a nationwide class based on application of the California law. Second, on the issue of whether any class should be certified in this case at all, the Court held that no class should be certified, reversing the trial court’s finding of an Illinois-only class based on Illinois law. The case was remanded to the trial court and in March 2008 an order was entered dismissing the case with prejudice based on our motion to dismiss.
Martin Smilow v. Craig R. Barrett et al. & Intel Corporation; Christine Del Gaizo v. Paul S. Otellini et al. & Intel Corporation
In February 2008, Martin Smilow, an Intel stockholder, filed a putative derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleges generally that the Board allowed the company to violate antitrust and other laws, as described in AMD’s antitrust lawsuits against us, and that those Board-sanctioned activities have harmed the company. The complaint repeats many of AMD’s allegations and references various investigations by the European Community, Korean Fair Trade Commission, and others. In February 2008, a second plaintiff, Evan Tobias, filed a derivative suit in the same court against the Board containing many of the same allegations as in the Smilow suit. On July 30, 2008, the District Court entered an order directing Smilow and Tobias to file a single, consolidated complaint by August 7, 2008 and directing us to respond within 30 days thereafter. On June 27, 2008 a third plaintiff, Christine Del Gaizo, filed a derivative suit in the Santa Clara County Superior Court against the Board, a former director of the Board, and six of our officers containing many of the same allegations as in the Smilow and Tobias suits. We deny the allegations and intend to defend the lawsuit vigorously.
Note 19: Operating Segment Information
Our operating segments include the Digital Enterprise Group, Mobility Group, NAND Products Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Software and Solutions Group. In the second quarter of 2008, we completed the divestiture of our NOR flash memory assets to Numonyx. We entered into supply and transition service agreements to provide products, services, and support to Numonyx. Revenues and expenses resulting from these agreements are recognized by the Flash Memory Group operating segment. See "Note 16: Equity Investments" for further discussion.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In the second quarter of 2008, we completed a reorganization that transferred the revenue and costs associated with a portion of the Digital Home Group’s consumer PC components business to the Digital Enterprise Group. The Digital Home Group now focuses on the consumer electronics components business. We adjusted our historical results to reflect this reorganization. Prior period amounts have also been adjusted retrospectively to reflect other minor reorganizations.
The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is our President and Chief Executive Officer (CEO). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.
We report the financial results of the following operating segments:
•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments, including high-end enthusiast PCs; communications infrastructure components such as network processors, communications boards, and embedded processors; wired connectivity devices; and products for network and server storage.
•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook market segment, wireless connectivity products, and products designed for the ultra-mobile market segment.
The NAND Products Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Software and Solutions Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131 and are included within the all other category.
We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below. Revenue for the all other category is primarily related to the sale of NOR and NAND flash memory products. The all other category includes certain corporate-level operating expenses and charges. These expenses and charges include:
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
Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In Millions)	2008	2007	2008	2007
Net revenue
Digital Enterprise Group
Microprocessor revenue	$4,108	$3,610	$8,344	$7,350
Chipset, motherboard and other revenue	1,265	1,227	2,470	2,481

	5,373	4,837	10,814	9,831

Mobility Group
Microprocessor revenue	2,742	2,398	5,468	4,839
Chipset and other revenue	1,055	898	1,998	1,764

	3,797	3,296	7,466	6,603
All other	300	547	863	1,098

Total net revenue	$9,470	$8,680	$19,143	$17,532

Operating income (loss)
Digital Enterprise Group	$1,710	$793	$3,473	$1,735
Mobility Group	1,251	1,252	2,417	2,634
All other	(706)	(695)	(1,573)	(1,344)

Total operating income	$2,255	$1,350	$4,317	$3,025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Overall strategy and the strategy for our operating segments.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results for the three and six months ended June 28, 2008 compared to the three and six months ended June 30, 2007.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.
•	Business Outlook. Our forecasts for selected data points for the third quarter of 2008 and the 2008 fiscal year.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of July 28, 2008.
Overview
Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our primary component-level products include microprocessors, chipsets, and flash memory.
Net revenue, gross margin, operating income, and net income for the first and second quarters of 2008 and the second quarter of 2007 were as follows:

(In Millions)	Q2 2008	Q1 2008	Q2 2007
Net revenue	$9,470	$9,673	$8,680
Gross margin	$5,249	$5,207	$4,075
Operating income	$2,255	$2,062	$1,350
Net income	$1,601	$1,443	$1,278
The second quarter of 2008 showed continued strong demand and revenue was within our average seasonal range. As a result of the divestiture of our NOR flash memory business, NOR flash memory revenue in the second quarter was lower than the first quarter by $220 million. Microprocessors manufactured using our 45-nanometer (nm) process technology continue to ramp, and we expect to see the crossover of shipments of microprocessors using our 65nm process technology to microprocessors manufactured using our 45nm process technology in the third quarter of 2008.
Growth within the mobile market segment continues to outpace growth within the desktop market segment. Shipments of our mobile microprocessors exceeded our desktop microprocessors for the first time in the second quarter of 2008. The growth of mobile systems using lower price point microprocessors as well as new low-power and low-cost mobile form factors are contributing to the increasing demand for our mobile processors. We are anticipating further demand for mobile microprocessors from new form factors that are defined by their low-power characteristics, such as affordable Internet-focused notebooks (netbooks). We launched our Intel® AtomTM processors in the second quarter of 2008 to address this growth and we expect shipments for our Intel Atom processors to ramp quickly.
We expect revenue in the third quarter of 2008 to be within our average seasonal range. Our microprocessor sales generally have followed a seasonal trend; however, there can be no assurance that this trend will continue. Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, purchases from businesses have tended to be higher in the second half of the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gross margin as a percentage of revenue was higher in the second quarter of 2008 compared to the first quarter of 2008 as a result of chipset write-offs taken in the first quarter, and the divestiture of our NOR flash memory business in the second quarter, partially offset by the effects of lower microprocessor average selling prices. We expect gross margin as percentage of revenue to increase again in the third quarter due to higher microprocessor volume and unit cost declines as we continue to gain efficiencies in the manufacturing of microprocessors on our 45nm process technology.
In the second quarter of 2008, we recorded restructuring and asset impairment charges of $96 million. We expect charges as a result of our restructuring program announced in 2006 to decline in the second half of the year compared to the first half of the year. Divestitures and other headcount reductions have resulted in our headcount being reduced by 20,000 employees since the second quarter of 2006. Efficiency efforts have contributed to faster factory throughput, higher yields, and improved equipment utilization.
From a financial condition perspective, we ended the second quarter of 2008 with an investment portfolio valued at $16.2 billion, consisting of cash and cash equivalents, fixed-income trading assets, and short- and long-term investments. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the majority of the issuers are rated AA-/Aa2 or better. See “Liquidity and Capital Resources” for additional details on our investment portfolio.
During the first half of 2008, we repurchased $5.0 billion of stock through our stock repurchase program and paid $1.5 billion to stockholders as dividends.
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
The trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units has accelerated and, while we previously believed a crossover would occur in 2009, shipments of our mobile microprocessors exceeded our desktop microprocessors for the first time in the second quarter of 2008. We believe that the demand for mobile microprocessors will result in the increased development of products with form factors and uses that require low-power microprocessors.
With our research and development (R&D) expenditures, we are investing in areas in which we believe the application of highly integrated Intel® architecture provides growth opportunities, such as scalable, high-performance visual computing solutions that integrate vivid graphics and supercomputing performance for scientific, financial services, and other compute-intensive applications. In addition, our design and manufacturing technology leadership, including the introduction of our new 45nm process technology, allows us to develop low-power microprocessors for new uses and form factors. In Q1 2008, we introduced the Intel Atom brand as a new family of low-power 45nm based microprocessors. We believe that these new microprocessors will give us the ability to extend Intel architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded solutions; MIDs, a new category of small, mobile consumer devices enabling a PC-like Internet experience; consumer electronics devices, which will deliver media and services to set-top boxes and TVs over broadband Internet connections; and a new category of affordable Internet-focused notebooks (netbooks) and desktops (nettops). We believe that the common elements for products in these new market segments are low power and the ability to access the Internet. These new microprocessors will generally be offered at lower price points than our other microprocessors. In addition, we are developing system-on-a-chip products which integrate core processing functionality with specific components, such as graphics, audio, and video, onto a single chip to form a purpose-built solution. This integration reduces cost, power consumption, and size.
Strategy by Operating Segment
We completed a reorganization in the second quarter of 2008 that transferred the revenue and costs associated with a portion of the Digital Home Group’s consumer PC components business to the Digital Enterprise Group. The Digital Home Group now focuses on the consumer electronics components business. The strategy by operating segment presented below is based on the new organizational structure.
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
The Flash Memory Group provides products, services and support to Numonyx B.V. as part of the supply and transition service agreements. See “Note 16: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The strategy for our Digital Home Group is to offer products and solutions, including system-on-a-chip designs, for use in consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home. We are focusing on the design of components for consumer electronic devices such as digital TVs, high-definition media players, and set-top boxes.
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
Non-Marketable Equity Investments
We regularly invest in the non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $4.5 billion as of June 28, 2008 ($3.4 billion as of December 29, 2007). The majority of the balance as of June 28, 2008 was concentrated in companies in the flash memory market segment, including our investments in IM Flash Technologies, LLC (IMFT) of $2.1 billion ($2.2 billion as of December 29, 2007), our investment in IM Flash Singapore, LLP (IMFS) of $346 million ($146 million as of December 29, 2007), and our investment in Numonyx of $821 million (see “Note 16: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). Our non-marketable equity investments are classified in other long-term assets on the consolidated condensed balance sheets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We measure fair value using financial metrics and ratios of comparable public companies, or a discounted cash flow technique. Beginning in the first quarter of 2008, the assessment of fair value for non-marketable cost method investments is based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). Non-marketable cost method investments that are considered impaired are classified as Level 3 instruments (see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q), as they use unobservable inputs that are significant to the fair value measurement and require management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. The valuation of our non-marketable cost method investments also takes into account movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables. See “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion on the adoption of SFAS No. 157.
Approximately $12 million of our non-marketable equity investments as of June 28, 2008 were measured at fair value on a nonrecurring basis due to the recording of other-than-temporary impairment charges. Other-than-temporary impairments of non-marketable equity investments were $11 million in the second quarter of 2008 ($44 million in the first half of 2008). Impairments recognized in the first half of 2008 represented a substantial majority of the carrying value of the impaired non-marketable equity investments. Over the past 12 quarters, including the second quarter of 2008, impairments of non-marketable equity investments have averaged $25 million per quarter (ranging from $10 million to $44 million per quarter).
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
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the second quarter of 2008, impairments and accelerated depreciation of long-lived assets have ranged between $1 million and $320 million per quarter. The restructuring related asset impairments have ranged between zero and $317 million per quarter since the program began in the third quarter of 2006. Over the past 12 quarters, other asset impairments have ranged between $1 million and $26 million per quarter.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (FIN 48), and related guidance, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Share-Based Compensation
Total share-based compensation was $243 million during the second quarter of 2008 and $462 million for the first half of 2008 ($237 million in the second quarter of 2007 and $521 million in the first half of 2007). Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant require judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective.
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
Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of option awards and the increase in total fair value is as follows:

	Q2 2008		First Half 2008
	Weighted	Increase in Total	Weighted	Increase in Total
	Average	Fair Value[1]	Average	Fair Value[1]
	Fair Value	(in millions)	Fair Value	(in millions)
As reported	$5.76		$5.82
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$6.55	$15	$6.63	$16
Increase expected lives by 1 year	$6.16	$8	$6.23	$8

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the service period, net of estimated forfeitures.

[2]	For example, an increase from 34% reported volatility for Q2 2008 to a hypothetical 39% volatility. Since the adoption of SFAS No. 123(R), reported volatility has ranged from 25% to 38%.
In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly adjustments in the estimated forfeiture rates can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization after January 1, 2006 in the period the estimated forfeiture rates are adjusted. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin; R&D expenses; and marketing, general and administrative expenses. The effect of forfeiture adjustments in the second quarter and the first half of 2008 was not significant. We record cumulative adjustments to the extent that the related expense is recognized in the financial statements, beginning with implementation of SFAS No. 123(R) in the first quarter of 2006. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that we recognize in future periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - Second Quarter of 2008 Compared to Second Quarter of 2007
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	Q2 2008		Q2 2007
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$9,470	100.0%	$8,680	100.0%
Cost of sales	4,221	44.6%	4,605	53.1%

Gross margin	5,249	55.4%	4,075	46.9%
Research and development	1,468	15.5%	1,353	15.5%
Marketing, general and administrative	1,430	15.1%	1,290	14.9%
Restructuring and asset impairment charges	96	1.0%	82	0.9%

Operating income	2,255	23.8%	1,350	15.6%
Gains (losses) on equity investments, net	(109)	(1.2)%	(1)	—%
Interest and other, net	167	1.8%	180	2.0%

Income before taxes	2,313	24.4%	1,529	17.6%
Provision for taxes	712	7.5%	251	2.9%

Net income	$1,601	16.9%	$1,278	14.7%

Diluted earnings per share	$0.28		$0.22

The following table sets forth information of geographic regions for the periods indicated:

	Q2 2008		Q2 2007
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,805	51%	$4,457	51%
Americas	1,985	21%	1,823	21%
Europe	1,741	18%	1,485	17%
Japan	939	10%	915	11%

Total	$9,470	100%	$8,680	100%

Our net revenue for Q2 2008 was $9.5 billion, an increase of 9% compared to Q2 2007. The increase was primarily due to significantly higher microprocessor unit sales, which were partially offset by lower microprocessor average selling prices. Higher chipset unit sales were more than offset by lower NOR flash memory revenue, which declined primarily as a result of the divestiture of the NOR flash memory business, lower motherboard unit sales, and lower revenue from the sale of cellular baseband products.
Revenue in the Europe region increased by 17% compared to Q2 2007. In addition, revenue in the Americas, Asia-Pacific, and Japan regions increased by 9%, 8%, and 3% respectively compared to Q2 2007. Revenue from both mature and emerging markets increased in Q2 2008 compared to Q2 2007. Substantially all of the growth in emerging markets occurred in the Europe and Americas regions. While revenue in mature markets increased in all four geographic regions, the majority of the revenue growth occurred in the Asia-Pacific region.
Our overall gross margin dollars for Q2 2008 were $5.2 billion, an increase of $1.2 billion, or 29%, compared to Q2 2007. Our overall gross margin percentage increased to 55.4% in Q2 2008, from 46.9% in Q2 2007. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the Digital Enterprise Group operating segment. We derived most of our overall gross margin dollars and operating profit in Q2 2008 and substantially all of our overall gross margin dollars and operating profit in Q2 2007 from the sale of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) operating segment for Q2 2008 and Q2 2007 were as follows:

(In Millions)	Q2 2008	Q2 2007
Microprocessor revenue	$4,108	$3,610
Chipset, motherboard, and other revenue	1,265	1,227

Net revenue	$5,373	$4,837
Operating income	$1,710	$793
Net revenue for the DEG operating segment increased by $536 million, or 11%, in Q2 2008 compared to Q2 2007. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. The increase in microprocessor revenue was due to higher unit sales, and to a lesser extent, higher desktop average selling prices. Chipset, motherboard, and other revenue increased slightly, with higher chipset unit sales partially offset by lower unit sales of motherboards.
Operating income increased by $917 million, or 116%, in Q2 2008 compared to Q2 2007. The increase in operating income was due to higher desktop microprocessor revenue, lower desktop microprocessor unit costs, and lower start-up costs of approximately $180 million, primarily due to the completion of the start-up phase and qualification for sale of our 45nm process technology. In addition, higher enterprise revenue and lower chipset unit costs also contributed to the increase in operating income.
Mobility Group
The revenue and operating income for the Mobility Group (MG) operating segment for Q2 2008 and Q2 2007 were as follows:

(In Millions)	Q2 2008	Q2 2007
Microprocessor revenue	$2,742	$2,398
Chipset and other revenue	1,055	898

Net revenue	$3,797	$3,296
Operating income	$1,251	$1,252
Net revenue for the MG operating segment increased by $501 million, or 15%, in Q2 2008 compared to Q2 2007. The increase in microprocessor revenue was due to significantly higher unit sales, partially offset by significantly lower average selling prices. The increase in chipset and other revenue was due to higher unit sales of chipsets, partially offset by lower revenue from sales of cellular baseband products. We are winding down the sales from the manufacturing agreement entered into as part of the divestiture of the cellular baseband products business.
Operating income remained flat in Q2 2008 compared to Q2 2007. Higher microprocessor and chipset revenue and lower microprocessor unit costs were offset by higher operating expenses related to advertising and process development.
Operating Expenses
Operating expenses for Q2 2008 and Q2 2007 were as follows:

(In Millions)	Q2 2008	Q2 2007
Research and development	$1,468	$1,353
Marketing, general and administrative	$1,430	$1,290
Restructuring and asset impairment charges	$96	$82
Research and Development. R&D spending increased $115 million, or 8%, in Q2 2008 compared to Q2 2007. This increase was primarily due to higher process development costs as we transition from manufacturing start-up costs relating to our 45nm process technology to research and development of our next-generation 32nm process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Marketing, General and Administrative. Marketing, general and administrative expenses increased $140 million, or 11%, in Q2 2008 compared to Q2 2007. This increase was primarily due to higher legal expenses as well as higher advertising expenses primarily due to higher cooperative advertising expenses.
R&D in combination with marketing, general and administrative expenses were 31% of net revenue in Q2 2008 (30% of net revenue in Q2 2007).
Restructuring and Asset Impairment Charges. In Q3 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges for Q2 2008 and Q2 2007 were as follows:

(In Millions)	Q2 2008	Q2 2007
Employee severance and benefit arrangements	$42	$80
Asset impairment charges	54	2

Total restructuring and asset impairment charges	$96	$82

See Management’s Discussion and Analysis of Financial Condition and Results of Operations “First Half of 2008 compared to First Half of 2007” of this Form 10-Q for further discussion.
Gains (Losses) on Equity Investments, Interest and Other, and Provision for Taxes
Gains (losses) on equity investments, net; interest and other, net; and provision for taxes for Q2 2008 and Q2 2007 were as follows:

(In Millions)	Q2 2008	Q2 2007
Gains (losses) on equity investments, net	$(109)	$(1)
Interest and other, net	$167	$180
Provision for taxes	$(712)	$(251)
Net losses on equity investments were $109 million in Q2 2008 compared to $1 million in Q2 2007. We recognized lower gains on sales of equity investments and higher impairment charges in Q2 2008 compared to Q2 2007. Impairment charges in Q2 2008 primarily related to a $72 million impairment charge on our investment in Micron Technology, Inc., which reflects the difference between our cost basis and the fair value of our investment in Micron at the end of the quarter. The impairment was principally based on our assessment of Micron’s recent financial results and the competitive environment, particularly for NAND memory products, as well as the magnitude and duration that our cost basis has exceeded the fair market value of our investment. In addition, we recognized higher losses from our equity method investments in Q2 2008, primarily from our investment in Clearwire Corporation.
Interest and other, net decreased to $167 million in Q2 2008 compared to $180 million in Q2 2007. Interest income was lower in Q2 2008 compared to Q2 2007 as a result of lower interest rates, partially offset by higher average investment balances. Lower interest income was partially offset by fair value gains experienced in Q2 2008 on our trading assets.
For details of our net losses recognized within gains (losses) on equity investments, net and interest and other, net, attributable to financial instruments categorized as Level 3 under the SFAS No. 157 hierarchy, see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q and “Liquidity and Capital Resources” within MD&A.
Our effective income tax rate was 30.8% in Q2 2008 compared to 16.4% in Q2 2007. The rate for Q2 2007 was positively impacted by effective settlement of several uncertain tax positions, while the rate for Q2 2008 was positively impacted by lower effective settlements. The tax rate for Q2 2008 was negatively impacted by a higher percentage of our profits being derived from higher-tax jurisdictions compared to Q2 2007 and the expiration of the U.S. federal research and development income tax credit provisions at the end of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - First Half of 2008 Compared to First Half of 2007
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2008		YTD 2007
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$19,143	100.0%	$17,532	100.0%
Cost of sales	8,687	45.4%	9,025	51.5%

Gross margin	10,456	54.6%	8,507	48.5%
Research and development	2,935	15.3%	2,753	15.7%
Marketing, general and administrative	2,779	14.5%	2,572	14.7%
Restructuring and asset impairment charges	425	2.2%	157	0.8%

Operating income	4,317	22.6%	3,025	17.3%
Gains (losses) on equity investments, net	(168)	(0.9)%	28	0.1%
Interest and other, net	335	1.7%	349	2.0%

Income before taxes	4,484	23.4%	3,402	19.4%
Provision for taxes	1,440	7.5%	488	2.8%

Net income	$3,044	15.9%	$2,914	16.6%

Diluted earnings per share	$0.52		$0.49

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2008		YTD 2007
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$9,593	50%	$8,889	51%
Americas	4,001	21%	3,550	20%
Europe	3,604	19%	3,207	18%
Japan	1,945	10%	1,886	11%

Total	$19,143	100%	$17,532	100%

Our net revenue of $19.1 billion in the first half of 2008 increased 9% compared to the first half of 2007. The increase was primarily due to significantly higher microprocessor unit sales, which were partially offset by lower microprocessor average selling prices. Higher chipset unit sales were partially offset by lower unit sales of motherboards and lower revenue from the sale of cellular baseband products.
Lower NOR flash memory revenue was partially offset by higher NAND flash memory revenue in the first half of 2008. The lower NOR flash memory revenue was primarily a result of the divestiture of the NOR flash memory business, while the higher NAND flash memory revenue was due to an increase in unit sales associated with the ramp of our NAND flash memory business.
Revenue in all four regions increased in the first half of 2008 compared to the first half of 2007. Revenue in the Americas and Europe regions increased 13% and 12% respectively, while revenue in the Asia-Pacific region increased 8% and revenue in the Japan region increased 3% compared to the first half of 2007. A substantial majority of the revenue growth in mature markets in the first half of 2008 compared to the first half of 2007 occurred in the Asia-Pacific and Americas regions. Revenues in emerging markets increased in the first half of 2008 compared to the first half of 2007, with substantially all of the growth occurring in the Europe and Americas regions.
Our overall gross margin dollars for the first half of 2008 were $10.5 billion, an increase of $1.9 billion, or 23%, compared to Q2 2007. Our overall gross margin percentage increased to 54.6% in the first half of 2008, from 48.5% in the first half of 2007. The increase in gross margin percentage was primarily attributable to gross margin increases in the Digital Enterprise Group operating segment, partially offset by the gross margin percentage decline in the Mobility Group operating segment. We derived most of our overall gross margin dollars and operating profit in the first half of 2008 and substantially all of our overall gross margin dollars and operating profit in the first half of 2007 from the sale of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” later in this section for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the first half of 2008 and the first half of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Microprocessor revenue	$8,344	$7,350
Chipset, motherboard, and other revenue	2,470	2,481

Net revenue	$10,814	$9,831
Operating income	$3,473	$1,735
Net revenue for the Digital Enterprise Group operating segment increased by $983 million, or 10%, in the first half of 2008 compared to the first half of 2007. The increase in microprocessor revenue was due to higher enterprise microprocessor unit sales, and to a lesser extent, higher desktop unit sales and average selling prices. A higher mix of enterprise microprocessor unit sales also had a positive impact on total average selling prices within the DEG operating segment. Chipset, motherboard, and other revenue was approximately flat, with lower unit sales of motherboards and lower chipset average selling prices offset by higher chipset unit sales.
Operating income increased by $1.7 billion, or 100%, in the first half of 2008 compared to the first half of 2007. The increase in operating income was primarily due to higher microprocessor revenue and approximately $330 million of lower start-up costs, primarily related to our 45nm process technology. Lower unit cost for microprocessors and chipsets and $180 million of lower factory underutilization charges also contributed to the increase in operating income. These increases were partially offset by sales in the first half of 2007 of desktop microprocessor inventory that had been previously written off.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the first half of 2008 and the first half of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Microprocessor revenue	$5,468	$4,839
Chipset and other revenue	1,998	1,764

Net revenue	$7,466	$6,603
Operating income	$2,417	$2,634
Net revenue for the Mobility Group operating segment increased by $863 million, or 13%, in the first half of 2008 compared to the first half of 2007. The increase in microprocessor revenue was due to significantly higher unit sales, partially offset by significantly lower average selling prices. The increase in chipset and other revenue was due to higher chipset unit sales, partially offset by lower revenue from the sale of cellular baseband products. We are winding down the sales from the manufacturing agreement entered into as part of the divestiture of the cellular baseband products business.
Operating income decreased by $217 million, or 8%, in the first half of 2008 compared to the first half of 2007. Higher operating expenses related to advertising and process development were partially offset by higher microprocessor and chipset revenue. Lower microprocessor unit costs were partially offset by higher chipset unit costs due to the ramp of new chipset products and sales in the first half of 2007 of chipset inventory that had been previously been written off. The effects of the wind-down of the cellular baseband products business also contributed to the decrease in operating income.
Operating Expenses
Operating expenses for the first half of 2008 and the first half of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Research and development	$2,935	$2,753
Marketing, general and administrative	$2,779	$2,572
Restructuring and asset impairment charges	$425	$157
Research and Development. R&D spending increased $182 million, or 7% in the first half of 2008 compared to the first half of 2007. The increase was primarily due to higher process development costs as we transition from manufacturing start-up costs relating to our 45nm process technology to research and development of our next-generation 32nm process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Marketing, General and Administrative. Marketing, general and administrative expenses increased $207 million, or 8%, in the first half of 2008 compared to the first half of 2007. This increase was primarily due to higher legal expenses as well as higher advertising expenses primarily due to higher cooperative advertising expenses.
R&D in combination with marketing, general and administrative expenses were 30% of net revenue in the first half of 2008 (30% of net revenue in the first half of 2007).
Restructuring and Asset Impairment Charges. In Q3 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges for the first half of 2008 and the first half of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Employee severance and benefit arrangements	$96	$101
Asset impairment charges	329	56

Total restructuring and asset impairment charges	$425	$157

In Q1 2007, we incurred $54 million in asset impairment charges as a result of market conditions related to the Colorado Springs, Colorado facility, which has been placed for sale. In Q2 2008, we incurred additional asset impairment charges related to the Colorado Springs facility, based on market conditions.
During Q1 2008, we incurred $275 million in asset impairment charges related to assets which were sold in Q2 2008 in conjunction with the divestiture of our NOR flash memory business. The impairment charges were determined using the revised fair value that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. See “Note 13: Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
Restructuring and asset impairment activity for the first half of 2008 was as follows:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	107	329	436
Adjustments	(11)	—	(11)
Cash payments	(131)	—	(131)
Non-cash settlements	—	(329)	(329)

Accrued restructuring balance as of June 28, 2008	$92	$—	$92

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of June 28, 2008 was related to severance benefits that we recorded as a current liability within accrued compensation and benefits.
From Q3 2006 through Q2 2008, we incurred a total of $1.5 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $623 million related to employee severance and benefit arrangements due to the termination of approximately 10,500 employees, of which 9,300 employees had left the company as of June 28, 2008. A substantial majority of these employee terminations affected employees within manufacturing, information technology, and marketing. We paid $531 million of the employee severance and benefit charges incurred as of June 28, 2008. The restructuring and asset impairment charges also included $873 million in asset impairment charges.
We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $1.0 billion, a portion of which we began to realize as early as Q3 2006. We are realizing these savings within marketing, general and administrative expenses, cost of sales, and R&D. Our outlook for Q3 2008 is for additional restructuring and asset impairment charges of $60 million. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Equity Investments, Interest and Other, and Provision for Taxes
Gains (losses) on equity investments, net; interest and other, net; and provision for taxes for the first half of 2008 and the first half of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Gains (losses) on equity investments, net	$(168)	$28
Interest and other, net	$335	$349
Provision for taxes	$(1,440)	$(488)
Gains (losses) on equity investments, net, for the first half of 2008 was a net loss of $168 million compared to a net gain of $28 million in the first half of 2007. We recognized higher losses from our equity method investments in the first half of 2008 compared to the first half of 2007, primarily from our investment in Clearwire. The first half of 2007 includes a gain of $39 million from Q1 2007 as a result of Clearwire’s initial public offering. In addition, we recognized lower gains on sales of equity investments and higher impairment charges in the first half of 2008 compared to the first half of 2007. Impairment charges in the first half of 2008 included a $72 million impairment charge on our investment in Micron.
Interest and other, net decreased to $335 million in the first half of 2008 compared to $349 million in the first half of 2007. Lower interest income and fair value losses experienced in the first half of 2008 on our trading assets were partially offset by a $39 million gain on divestiture in the first half of 2008. Interest income was lower in the first half of 2008 compared to the first half of 2007 as a result of lower interest rates, partially offset by higher average investment balances.
For details of our net losses recognized within gains (losses) on equity investments, net and interest and other, net, attributable to financial instruments categorized as Level 3 under the SFAS No. 157 hierarchy, see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q and “Liquidity and Capital Resources” within MD&A.
Our effective income tax rate for the first half of 2008 was 32.1%, compared to 14.3% for the first half of 2007. The rate for the first half of 2007 was positively impacted by significant settlements with the U.S. Internal Revenue Service (IRS), while the tax rate for the first half of 2008 was positively impacted by smaller settlements. The tax rate for the first half of 2008 was negatively impacted by a higher percentage of our profits being derived from higher-tax jurisdictions for the first half of 2008, and the expiration of the U.S. federal research and development income tax credit provisions at the end of 2007.
Liquidity and Capital Resources
Cash, short-term investments, fixed-income debt instruments included in trading assets, and debt at the end of each period were as follows:

	June 28,	Dec. 29,
(Dollars in Millions)	2008	2007
Cash, short-term investments, and fixed income debt instruments included in trading assets	$11,518	$14,871
Short-term and long-term debt	$2,067	$2,122
Debt as % of stockholders’ equity	5.1%	5.0%
In summary, our cash flows were as follows:

	Six Months Ended
	June 28,	June 30,
(In Millions)	2008	2007
Net cash provided by operating activities	$5,043	$4,007
Net cash used for investing activities	(2,544)	(5,596)
Net cash used for financing activities	(5,727)	(300)

Net increase (decrease) in cash and cash equivalents	$(3,228)	$(1,889)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities for the first half of 2008 as compared to the first half of 2007 is primarily due to lower trading asset activity and a smaller reduction in income taxes payable in the first half of 2008 compared to the first half of 2007, partially offset by higher payments for employee bonuses. Trading asset activity decreased as our marketable debt instruments classified as trading asset activity is now included in investing activity due to the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). There was a smaller reduction in income taxes payable due to significant tax settlements with the IRS in the first half of 2007, partially offset by higher tax payments in the first half of 2008.
Accounts receivable were lower compared to December 29, 2007, due to lower revenue in the second quarter of 2008 compared to the fourth quarter of 2007. For the first half of 2008, our two largest customers accounted for 38% of net revenue (34% for the first half of 2007), with each of these customers accounting for 19% of revenue. These two largest customers accounted for 48% of net accounts receivable at June 28, 2008 (35% at December 29, 2007).
Investing Activities
Investing cash flows consist primarily of capital expenditures and net investment purchases, maturities, and disposals, and purchases of debt securities, as well as investments in non-marketable and other equity investments. The decrease in cash used in investing activities in the first half of 2008, compared to the first half of 2007, was primarily due to an increase in maturities and a decrease in purchases of available-for-sale debt investments. Lower capital spending and lower investments in non-marketable equity investments (primarily related to our investments in IMFT) decreased the cash used for investing activities. Due to the adoption of SFAS No. 159, purchases and maturities for marketable debt instruments classified as trading assets are included in investing activity for the first half of 2008, which caused an increase in cash outflows from investing activities in the first half of 2008 compared to the first half of 2007, as the related cash outflows were previously included as operating activities.
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, and proceeds from sales of shares through employee equity incentive plans. The higher cash used in financing activities in the first half of 2008, compared to the first half of 2007, was primarily due to an increase in repurchases and retirement of common stock. For the first half of 2008, we repurchased $5.1 billion of common stock, including the repurchase of 230.7 million shares of common stock as part of our common stock repurchase program at a cost of $5.0 billion. For the first half of 2007, we repurchased $537 million of common stock, including the repurchase of 23.8 million shares of common stock as part of our common stock repurchase program at a cost of $500 million. As of June 28, 2008, $9.5 billion remained available for repurchase under the existing repurchase authorization of $25 billion. We base our level of stock repurchases on internal cash management decisions, and this level may fluctuate. Our dividend payment was $1.5 billion in the first half of 2008, higher than the $1.3 billion paid in the same period of the prior year, due to increases in quarterly cash dividends per common share. For the first half of 2008, proceeds from the sale of shares pursuant to employee equity incentive plans were $828 million compared to $1.4 billion during the first half of 2007 as a result of a lower volume of employee exercises of stock options.
Liquidity
Cash generated by operations is used as our primary source of liquidity. As of June 28, 2008, we also had an investment portfolio valued at $16.2 billion, consisting of cash and cash equivalents, fixed-income trading assets, and short- and long-term investments. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the majority of the issuers are rated AA-/Aa2 or better. As of June 28, 2008, $10.0 billion of our portfolio had a remaining maturity of less than one year. During the first half of 2008, we did not recognize significant other-than-temporary impairments on our available-for-sale debt instruments. As of June 28, 2008, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as trading assets was $33 million ($23 million as of December 29, 2007). As of June 28, 2008, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as available-for-sale was $53 million ($54 million as of December 29, 2007). These unrealized losses were insignificant in relation to our total available-for-sale portfolio. Substantially all of our unrealized losses can be attributed to fair value fluctuations in an unstable credit environment.
Our portfolio includes $1.6 billion of asset-backed securities as of June 28, 2008. Approximately one-third of these securities were collateralized by first-lien mortgages, and the remaining were collateralized by student loans, credit card debt, or auto loans. During the first half of 2008, our asset-backed securities experienced net unrealized fair value declines totaling $20 million, of which $19 million was recognized in our consolidated condensed statements of income. As of June 28, 2008, most of our investments in asset-backed securities were rated Aaa by Moody’s and substantially all were rated AAA by Standard & Poor’s, and the expected weighted average remaining maturity was less than two years.

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
Another potential source of liquidity is authorized borrowings for commercial paper, of up to $3.0 billion. There were no borrowings under our commercial paper program during the first half of 2008. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of June 28, 2008. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, the dividend program, potential stock repurchases, and potential acquisitions or strategic investments.
Off-Balance-Sheet Arrangements
During the second quarter of 2008, we guaranteed the repayment of $275 million in principal of Numonyx’s payment obligations under its senior credit facility, as well as accrued unpaid interest, expenses of the lenders and penalties. See “Note 16: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
Contractual Obligations
During the second quarter of 2008, Clearwire and Sprint Nextel Corporation entered into an agreement to reorganize Clearwire into a new company. We have agreed to invest $1.0 billion in this new company. See “Note 16: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion. The requirement to make the $1.0 billion investment is subject to certain closing conditions.
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
As of June 28, 2008, our financial instruments measured at fair value on a recurring basis included $17.2 billion of assets, of which $2.4 billion (14%) were classified as Level 3 instruments. In addition, our financial instruments measured at fair value on a recurring basis included $296 million of liabilities, of which $152 million (51%) were classified as Level 3 instruments. In the first half of 2008, we transferred approximately $580 million of assets from Level 3 to Level 2. These assets primarily consisted of floating-rate notes and were transferred from Level 3 to Level 2 as observable market data and/or non-binding market consensus prices that can be corroborated by observable market data to value these instruments became available. During the first half of 2008, we recognized an insignificant amount of losses on these instruments.
During the first half of 2008, the Level 3 assets and liabilities that are measured at fair value on a recurring basis experienced net unrealized fair value declines totaling $29 million. Of these declines, $18 million were recognized in our consolidated condensed statements of income. We believe the remaining $11 million, included in other comprehensive income, represents a temporary decline in the fair value of available-for-sale investments. We did not experience any significant realized gains (losses) related to the Level 3 assets or liabilities in our portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 28, 2008, investments in floating-rate notes and corporate bonds represented $7.9 billion (46%) of our portfolio of assets measured at fair value on a recurring basis. Of these instruments, $219 million were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets. Another $6.9 billion were classified as Level 2 because their valuations were based on one of the following:
•	observable market prices for identical securities that are traded in less active markets;

•	non-binding market consensus prices that are corroborated by observable market data;

•	quoted prices for similar instruments; or

•	pricing models, such as discounted cash flows, with all significant inputs derived from or corroborated by observable market data.
The remaining $770 million of these instruments, the majority of them floating-rate notes, were classified as Level 3 because their valuations were based on non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.
As of June 28, 2008, investments in commercial paper, bank time deposits, and money market fund deposits represented $6.2 billion (36%) of our portfolio of assets measured at fair value on a recurring basis. Of these instruments, all $837 million of the money market fund deposits were classified as Level 1. The remaining instruments were classified as Level 2 because their valuations were based on pricing models with all significant inputs derived from or corroborated by observable market data.
As of June 28, 2008, investments in asset-backed securities represented $1.6 billion (10%) of our portfolio of assets measured at fair value on a recurring basis. All of these instruments were classified as Level 3, and substantially all of them were valued using non-binding market consensus prices that we were not able to corroborate by observable market data due to the lack of visibility and/or liquidity in the market for asset-backed securities.
As of June 28, 2008, investments in marketable equity securities represented $644 million (4%) of our portfolio of assets measured at fair value on a recurring basis. Of these instruments, $66 million were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets. The remaining $578 million were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security specific restrictions. The fair values of two of these investments, VMware, Inc. ($473 million) and Micron ($101 million), constituted substantially all of the fair values of the marketable equity securities that we classified as Level 2. In measuring the fair value of our investment in VMware, our valuation reflects a discount from the quoted price of VMware’s stock due to a transfer restriction. In measuring the fair value of our investment in Micron, our valuation reflects a discount from the quoted market price of Micron’s stock due to our investment being in a form of rights exchangeable into unregistered Micron stock.
As of June 28, 2008, investments in equity securities offsetting deferred compensation represented $443 million (3%) of our portfolio of assets measured at fair value on a recurring basis. All of these instruments were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets.
Business Outlook
Our future results of operations and the topics of other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, our goals and strategies; new product introductions; plans to cultivate new businesses; pending divestitures or investments; future economic conditions; revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expenses; marketing, general and administrative expenses; potential impairment of investments; our effective tax rate; pending legal proceedings; net gains (losses) from equity investments; and interest and other, net. We are focusing on efforts to improve operational efficiency and reduce spending that may result in several actions that could have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Our expectations for the third quarter of 2008 are as follows:
•	Revenue: between $10.0 billion and $10.6 billion, compared to second quarter revenue of $9.5 billion.

•	Gross margin: 58% plus or minus a couple points. The 58% midpoint is higher than our gross margin of 55.4% in the second quarter of 2008, primarily due to expected higher unit sales and lower unit costs of microprocessors.

•	Depreciation: approximately $1.1 billion.

•	Total spending: approximately $2.9 billion.

•	Restructuring and asset impairment charges: approximately $60 million.

•	Net gains (losses) from equity investments and interest and other: loss of approximately $30 million.

•	Tax rate: approximately 33%. The estimated effective tax rate is based on tax law in effect as of June 28, 2008 and current expected income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our expectations for fiscal year 2008 are as follows:
•	Gross margin: 57% plus or minus a couple of points.

•	Depreciation: approximately $4.4 billion, plus or minus $100 million.

•	R&D spending: approximately $6.0 billion.

•	Marketing, general and administrative expenses: approximately $5.7 billion, higher than our previous expectation of $5.5 billion, primarily due to higher legal and profit dependent expenses.

•	Capital spending: approximately $5.2 billion, plus or minus $200 million.

•	Tax rate: approximately 33% for the fourth quarter. The estimated effective tax rate is based on tax law in effect as of June 28, 2008 and current expected income.
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
From the close of business on August 29, 2008 until our quarterly earnings release is published, presently scheduled for October 14, 2008, we will observe a “quiet period.” During the quiet period, the “Business Outlook” and other forward-looking statements first published in our Form 8-K filed on July 15, 2008, as reiterated or updated as applicable, in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only, and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

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
Interest Rates
We are exposed to interest rate risk related to our investment portfolio and debt issuances. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in debt instruments are generally based on three-month LIBOR, or, if the maturities are longer than three months, the returns are generally swapped into U.S. dollar three-month LIBOR-based returns. We considered the historical volatility of the interest rates experienced in prior years and the duration of our investment portfolio and debt issuances, and determined that it was reasonably possible that an adverse change of 80 basis points (0.80%), approximately 29% of the rate as of June 28, 2008 (17% of the rate as of December 29, 2007), could be experienced in the near term. A hypothetical 0.80% decrease in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in our net investment position of approximately $125 million as of June 28, 2008 and $65 million as of December 29, 2007. The hypothetical interest rate decrease would have resulted in an increase in the fair value of our debt issuances of approximately $130 million as of June 28, 2008 and would have resulted in an increase in the fair value of our investment portfolio of approximately $5 million as of June 28, 2008 (an increase in the fair value of our debt issuances of approximately $75 million as of December 29, 2007 and an increase in the fair value of our investment portfolio of approximately $10 million as of December 29, 2007). The fluctuations in fair value of our debt issuances and investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment portfolio.
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
The marketable equity instruments included in trading assets are held to generate returns that offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity instruments are generally offset by the gains and losses on the related liabilities, resulting in a net exposure of less than $10 million as of June 28, 2008 (less than $10 million as of December 29, 2007), assuming a reasonably possible decline in market prices of approximately 15% in the near term (10% at December 29, 2007).
As of June 28, 2008, the fair value of our marketable equity securities and equity derivative instruments, including hedging positions, was $667 million ($1.0 billion as of December 29, 2007). Our investments in VMware and Micron constituted 86% of our marketable equity securities as of June 28, 2008, and were carried at a fair market value of $473 million and $101 million, respectively. Our marketable equity method investment had a carrying value of $434 million and a fair value of $485 million as of June 28, 2008.
To assess the market price sensitivity of our marketable equity investments, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. For our investments in companies that have been publicly traded for only a limited time, we analyzed the implied volatility of the related company based on freely traded options. Our marketable equity method investment is excluded from our analysis, as the carrying value does not fluctuate based on market price changes. Therefore, the potential fair value decline would not be indicative of the impact on our financial statements, unless an other-than-temporary impairment was deemed necessary. Based on our sensitivity analysis, we estimated that it was reasonably possible that the prices of the stocks of our marketable equity securities could experience a loss of 55% in the near term (55% as of December 29, 2007). Assuming a loss of 55% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity securities could decrease by approximately $370 million, based on the value as of June 28, 2008 (a decrease in value of $565 million, based on the value as of December 29, 2007 using an assumed loss of 55%).

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot quantify the impact directly. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $917 million as of June 28, 2008 ($805 million as of December 29, 2007). As of June 28, 2008, the carrying amount of our non-marketable equity method investments was $3.6 billion ($2.6 billion as of December 29, 2007). Most of the balance as of June 28, 2008 was concentrated in companies in the flash memory market segment, including our investments of $2.1 billion in IMFT ($2.2 billion as of December 29, 2007), $346 million in IMFS ($146 million as of December 29, 2007), and $821 million in Numonyx (see “Note 16: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q).
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
If demand for our products fluctuates, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	changes in business and economic conditions, including a downturn in the semiconductor industry and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;

•	changes in customer product needs;

•	changes in the level of customers’ components inventory;

•	strategic actions taken by our competitors; and

•	market acceptance of our products.
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
In addition, although most of our products are sold in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, as well as certain investing and financing activities, are incurred in local currencies. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could harm our business operating results and financial condition. In addition, changes in tariff and import regulations and to U.S. and non-U.S. monetary policies may harm our operating results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our operating results and financial condition by increasing our overall tax rate.
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
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and non-marketable equity investments in private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity investment in a public or private company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss. The majority of our non-marketable equity investment portfolio balance is concentrated in companies in the flash memory market segment. Therefore, declines in this market segment could harm our results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of June 28, 2008, $9.5 billion remained available for repurchase under the existing repurchase authorization. A portion of our purchases in the second quarter of 2008 were executed under a privately negotiated forward purchase agreement.
Common stock repurchase activity under our authorized plan during the second quarter of 2008 was as follows (in millions, except per share amounts):

			Total Number of	Dollar Value of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Plans	Plans
March 30, 2008-April 26, 2008	13.4	$22.25	13.4	$11,723
April 27, 2008-May 24, 2008	46.3	$23.40	46.3	$10,638
May 25, 2008-June 28, 2008	49.1	$22.78	49.1	$9,520

Total	108.8	$22.98	108.8

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not included within the common stock repurchase totals in the tables above. See “Note 6: Common Stock Repurchases” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Intel Corporation’s Annual Stockholders’ Meeting held on May 21, 2008, stockholders elected each of the director nominees, ratified the selection of our independent registered public accounting firm, and voted against the stockholder proposal requesting to amend Bylaws to establish a Board committee on sustainability.

		Number of Shares
		Voted For	Voted Against	Abstain
1.	To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.
	C. Barrett	4,831,232,054	111,550,134	63,887,066
	C. Barshefsky	4,560,670,092	381,552,402	64,446,760
	C. Bartz	4,652,037,169	292,094,684	62,537,401
	S. Decker	4,885,605,767	58,941,171	62,122,316
	R. Hundt	4,880,598,134	61,018,035	65,053,085
	P. Otellini	4,874,014,408	71,121,901	61,532,945
	J. Plummer	4,889,789,406	54,024,532	62,855,316
	D. Pottruck	4,872,499,759	69,617,965	64,551,530
	J. Shaw	4,861,546,956	79,150,365	65,971,933
	J. Thornton	4,812,518,200	130,695,551	63,455,503
	D. Yoffie	4,858,888,352	82,709,715	65,071,187

		Number of Shares
		Voted For	Voted Against	Abstain	Broker Non-Votes
2.	To ratify the selection of independent registered public accounting firm.	4,890,540,617	54,929,190	61,199,447	—
3.	To approve the stockholder proposal to amend Bylaws to establish a Board committee on sustainability	158,181,532	3,160,264,774	446,831,101	1,241,391,847	[1]

[1]	The affirmative vote of the majority of the votes cast was required to pass each of the proposals. Significantly fewer shares were voted on Proposal 3 than voted on Proposals 1 and 2. “Broker non-votes” accounted for this difference in voted shares, and are not considered “votes cast” for purposes of Section 216 of the Delaware General Corporation Law. For certain types of “non-routine” proposals, such as Proposal 3, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 6. EXHIBITS

3.1	Intel Corporation Third Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2006)

3.2	Intel Corporation Bylaws, as amended on January 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on January 18, 2007)

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INTEL CORPORATION (Registrant)
Date: July 31, 2008	By:	/s/ Stacy J. Smith
Stacy J. Smith
Vice President, Chief Financial Officer and Principal Accounting Officer