Form 10-Q
period 2008-09-27
INTEL CORP
filed 2008-10-31
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 24, 2008
Common stock, $0.001 par value	5,562 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In Millions, Except Per Share Amounts)	2008	2007	2008	2007

Net revenue	$10,217	$10,090	$29,360	$27,622
Cost of sales	4,198	4,919	12,885	13,944

Gross margin	6,019	5,171	16,475	13,678

Research and development	1,471	1,521	4,406	4,274
Marketing, general and administrative	1,416	1,381	4,195	3,953
Restructuring and asset impairment charges	34	125	459	282

Operating expenses	2,921	3,027	9,060	8,509

Operating income	3,098	2,144	7,415	5,169
Gains (losses) on equity investments, net	(396)	148	(564)	176
Interest and other, net	131	211	466	560

Income before taxes	2,833	2,503	7,317	5,905

Provision for taxes	819	712	2,259	1,200

Net income	$2,014	$1,791	$5,058	$4,705

Basic earnings per common share	$0.36	$0.31	$0.89	$0.81

Diluted earnings per common share	$0.35	$0.30	$0.87	$0.79

Cash dividends declared per common share	$0.28	$0.225	$0.548	$0.45

Weighted average shares outstanding:
Basic	5,603	5,837	5,696	5,808

Diluted	5,692	5,967	5,790	5,919

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	Sept. 27,	Dec. 29,
(In Millions)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,704	$7,307
Short-term investments	4,583	5,490
Trading assets	3,917	2,566
Accounts receivable, net	2,737	2,576
Inventories	3,398	3,370
Deferred tax assets	1,430	1,186
Other current assets	1,654	1,390

Total current assets	21,423	23,885

Property, plant and equipment, net of accumulated depreciation of $30,342 ($29,134 as of December 29, 2007)	17,026	16,918
Marketable equity securities	401	987
Other long-term investments	3,820	4,398
Goodwill	3,924	3,916
Other long-term assets	6,125	5,547

Total assets	$52,719	$55,651

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$467	$142
Accounts payable	2,507	2,361
Accrued compensation and benefits	1,858	2,417
Accrued advertising	882	749
Deferred income on shipments to distributors	656	625
Other accrued liabilities	3,698	1,938
Income taxes payable	—	339

Total current liabilities	10,068	8,571

Long-term income taxes payable	782	785
Deferred tax liabilities	36	411
Long-term debt	1,889	1,980
Other long-term liabilities	1,033	1,142
Contingencies (Note 18)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,562 shares issued and outstanding (5,818 as of December 29, 2007)	12,744	11,653
Accumulated other comprehensive income (loss)	(136)	261
Retained earnings	26,303	30,848

Total stockholders’ equity	38,911	42,762

Total liabilities and stockholders’ equity	$52,719	$55,651

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 27,	Sept. 29,
(In Millions)	2008	2007
Cash and cash equivalents, beginning of period	$7,307	$6,598

Cash flows provided by (used for) operating activities:
Net income	5,058	4,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,203	3,438
Share-based compensation	659	748
Restructuring, asset impairment, and net loss on retirement of assets	516	313
Excess tax benefit from share-based payment arrangements	(30)	(80)
Amortization of intangibles	194	189
(Gains) losses on equity investments, net	564	(176)
(Gains) losses on divestitures	(59)	(21)
Deferred taxes	(415)	(257)
Changes in assets and liabilities:
Trading assets	83	(1,090)
Accounts receivable	(471)	22
Inventories	(60)	744
Accounts payable	146	80
Accrued compensation and benefits	(624)	(197)
Income taxes payable and receivable	(281)	(626)
Other assets and liabilities	(153)	99

Total adjustments	3,272	3,186

Net cash provided by operating activities	8,330	7,891

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,432)	(3,727)
Acquisitions, net of cash acquired	(9)	(74)
Purchases of available-for-sale investments	(5,152)	(8,513)
Maturities and sales of available-for-sale investments	6,519	5,671
Purchases of trading assets	(2,173)	—
Maturities and sales of trading assets	642	—
Investments in non-marketable equity investments	(564)	(1,279)
Return of equity method investment	193	—
Proceeds from divestitures	75	32
Other investing activities	25	126

Net cash used for investing activities	(3,876)	(7,764)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	325	(44)
Proceeds from government grants	2	84
Excess tax benefit from share-based payment arrangements	30	80
Proceeds from sales of shares through employee equity incentive plans	1,103	2,246
Repurchase and retirement of common stock	(7,195)	(1,287)
Payment of dividends to stockholders	(2,322)	(1,960)

Net cash used for financing activities	(8,057)	(881)

Net (decrease) in cash and cash equivalents	(3,603)	(754)

Cash and cash equivalents, end of period	$3,704	$5,844

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$4	$7
Income taxes, net of refunds	$2,941	$1,977
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 29, 2007. We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. Our actual results may differ materially from these estimates. The accounting estimates that require our most significant, difficult, and subjective judgments include:
•	the valuation and recognition of non-marketable equity investments;

•	the valuation and recognition of investments in debt instruments;

•	the assessment of recoverability of long-lived assets;

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions);

•	the valuation of inventory; and

•	the valuation and recognition of share-based compensation.
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
In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.
In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
SFAS No. 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. We assessed the nature and purpose of our trading assets and determined that our marketable debt instruments will be classified on the statement of cash flows as investing activities, as they are held with the purpose of generating returns. Our equity instruments offsetting deferred compensation will continue to be classified as operating activities, as they are maintained to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. SFAS No. 159 does not allow for retrospective application to periods prior to fiscal year 2008; therefore, all trading asset activity for prior periods will continue to be presented as operating activities on the statement of cash flows.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us in the first quarter of fiscal year 2009.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. We capitalize interest associated with our debt issuances, adding it to the cost of qualified assets, and amortize those costs over the estimated useful life of the assets, primarily to cost of sales. Retrospective application to all periods presented is required. This standard is effective for us in the first quarter of fiscal year 2009. We are currently evaluating the impact that FSP APB 14-1 will have on the accounting for our junior subordinated convertible debentures issued in 2005.

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
Level 1 assets and liabilities consist of certain of our money market fund deposits and marketable debt and equity instruments, including equity instruments offsetting deferred compensation, that are traded in an active market with sufficient volume and frequency of transactions.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.
Level 2 assets consist of certain of our marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Level 2 assets also include marketable debt instruments priced using non-binding market consensus prices that can be corroborated with observable market data, marketable equity instruments with security-specific restrictions that would transfer to the buyer, as well as debt instruments and derivative contracts priced using inputs that are observable in the market or can be derived principally from or corroborated with observable market data.
Marketable debt instruments in this category generally include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits, and a majority of floating-rate notes and corporate bonds.
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
Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes and corporate bonds.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 27, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(In Millions)	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Commercial paper	$—	$3,001	$—	$3,001
Bank time deposits	—	1,379	—	1,379
Money market fund deposits	1,416	250	—	1,666
Floating-rate notes	23	6,335	462	6,820
Corporate bonds	32	617	200	849
Asset-backed securities	—	—	1,336	1,336
Municipal bonds	—	374	—	374
Marketable equity securities	304	97	—	401
Equity instruments offsetting deferred compensation	409	—	—	409
Derivative assets	—	114	18	132

Total assets measured at fair value	$2,184	$12,167	$2,016	$16,367

Liabilities
Long-term debt	$—	$—	$125	$125
Derivative liabilities	—	212	20	232

Total liabilities measured at fair value	$—	$212	$145	$357

Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our consolidated condensed balance sheets as of September 27, 2008 as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(In Millions)	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash and cash equivalents	$1,410	$2,125	$—	$3,535
Short-term investments	7	4,358	216	4,581
Trading assets	443	2,424	1,050	3,917
Other current assets	—	112	5	117
Marketable equity securities	304	97	—	401
Other long-term investments	20	3,049	732	3,801
Other long-term assets	—	2	13	15

Total assets measured at fair value	$2,184	$12,167	$2,016	$16,367

Liabilities
Other accrued liabilities	$—	$186	$20	$206
Long-term debt	—	—	125	125
Other long-term liabilities	—	26	—	26

Total liabilities measured at fair value	$—	$212	$145	$357

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
All of our long-term debt was eligible for the fair value option allowed by SFAS No. 159 as of the effective date of the standard; however, we only elected the fair value option for the bonds issued by the Industrial Development Authority of the City of Chandler, Arizona that were issued in 2007 (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into an interest rate swap agreement which effectively converts the fixed rate obligation on these bonds to a floating LIBOR-based rate. As a result, changes in the fair value of this debt are primarily offset by changes in the fair value of the interest rate swap agreement, without the need to apply the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). We elected not to adopt SFAS No. 159 for our Arizona bonds that were issued in 2005, since the bonds were carried at amortized cost and were not eligible to apply the hedge accounting provisions of SFAS No. 133 due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated condensed balance sheets. As of September 27, 2008 and December 29, 2007, no other long-term debt instruments were similar to the instrument for which we have elected SFAS No. 159 fair value treatment.
The fair value of the 2007 Arizona bonds approximated its carrying value at the time we elected the fair value option under SFAS No. 159. As such, we did not record a cumulative-effect adjustment to the beginning balance of retained earnings or to the related deferred tax liability. As of September 27, 2008, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data as well as significant unobservable inputs. Gains and losses on the 2007 Arizona bonds are recorded in interest and other, net on the consolidated condensed statements of income. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended September 27, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Other
			Other	current and	Other
	Short-term	Trading	long-term	long-term	accrued	Long-term	Total Gains
(In Millions)	investments	assets	investments	assets	liabilities	debt	(Losses)
Balance at June 28, 2008	$357	$1,184	$886	$22	$(26)	$(126)
Transfers from long-term to short-term investments	2	—	(2)	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	—	(25)	(6)	(1)	6	1	(25)
Included in other comprehensive income	1	—	(18)	—	—	—	(17)
Purchases, sales, issuances and settlements, net	(225)	(67)	9	(1)	—	—
Transfers in/(out) of Level 3	81	(42)	(137)	(2)	—	—

Balance at September 27, 2008	$216	$1,050	$732	$18	$(20)	$(125)

The amount of total gains or (losses) for the period included in earnings attributable to the changes in unrealized gains or losses relating to assets and liabilities still held as of September 27, 2008	$—	$(25)	$(6)	$(1)	$6	$1	$(25)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 27, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Other
			Other	current and	Other
	Short-term	Trading	long-term	long-term	accrued	Long-term	Total Gains
(In Millions)	investments	assets	investments	assets	liabilities	debt	(Losses)
Balance at December 29, 2007	$798	$1,004	$771	$18	$(15)	$(125)
Transfers from long-term to short-term investments	226	—	(226)	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	—	(26)	(15)	3	(5)	—	(43)
Included in other comprehensive income	—	—	(28)	—	—	—	(28)
Purchases, sales, issuances and settlements, net	(534)	99	609	(6)	—	—
Transfers in/(out) of Level 3	(274)	(27)	(379)	3	—	—

Balance at September 27, 2008	$216	$1,050	$732	$18	$(20)	$(125)

The amount of total gains or (losses) for the period included in earnings attributable to the changes in unrealized gains or losses relating to assets and liabilities still held as of September 27, 2008	$—	$(26)	$(15)	$3	$(5)	$—	$(43)
Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 27, 2008 are reported in interest and other, net and gains (losses) on equity investments, net on the consolidated condensed statements of income, as follows:

Level 3
	Three Months Ended		Nine Months Ended
	September 27, 2008		September 27, 2008
		Gains (losses)		Gains (losses)
	Interest and	on equity	Interest and	on equity
(In Millions)	other, net	investments, net	other, net	investments, net
Total gains or (losses) included in earnings	$(23)	$(2)	$(45)	$2

Change in unrealized gains or (losses) relating to assets and liabilities still held as of September 27, 2008	$(23)	$(2)	$(45)	$2
Assets/Liabilities Measured at Fair Value on a Nonrecurring Basis
The below table presents the balance of financial instruments that were measured at fair value on a nonrecurring basis as of September 27, 2008, and the gains (losses) recorded during the three and nine months ended September 27, 2008 on those assets:

		Fair Value Measured Using
		Quoted Prices
		in Active	Significant		Total gains	Total gains
		Markets for	Other	Significant	(losses) for	(losses) for
	Total	Identical	Observable	Unobservable	three months	nine months
	balance as of	Instruments	Inputs	Inputs	ended	ended
(In Millions)	Sept. 27, 2008	(Level 1)	(Level 2)	(Level 3)	Sept. 27, 2008	Sept. 27, 2008
Non-marketable equity investments	$527	$—	$—	$527	$(281)	$(325)

Total gains (losses) for assets held as of September 27, 2008					$(281)	$(325)

Gains (losses) for assets no longer held					$—	$—

Total gains (losses) for nonrecurring measurement					$(281)	$(325)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
A portion of our non-marketable equity investments were measured at fair value in the first nine months of 2008 due to events or circumstances we identified that significantly impacted the fair value of these investments, resulting in other-than-temporary impairment charges. During the third quarter of 2008, we identified indicators of impairment during our review of our investment in Numonyx B.V. Estimates for revenue, earnings, and future cash flows for Numonyx were revised lower due to a general decline in the NOR flash memory market segment. We measure the fair value of our investment in Numonyx using a combination of the income approach and the market approach. The income approach included the use of a discounted cash flow of Numonyx, which required the use of unobservable inputs, including assumptions of projected revenues, expenses, capital spending, and other costs, as well as a discount rate calculated based on the risk profile of the flash memory market segment. The market approach included using financial metrics and ratios of comparable public companies. We recorded a $250 million other-than-temporary impairment charge on our investment in Numonyx during the third quarter of 2008 to write down our investment to its estimated fair value of $503 million. These impairment charges are included in gains (losses) on equity investments, net, on the consolidated condensed statements of income.
In addition, other non-marketable equity investments were measured at fair value during the first nine months of 2008 that resulted in other-than-temporary impairment charges. These fair value measurements were calculated using financial metrics and ratios of comparable public companies. All of our impaired non-marketable equity investments were classified as Level 3 instruments, as we use unobservable inputs to value these investments and valuation requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. The valuation of our non-marketable equity investments also takes into account the movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables.
Note 4: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (the 2006 Plan), 294 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 168 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of September 27, 2008, 181 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the average of the high and low price of our common stock on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. As of September 27, 2008, 188 million shares are available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
Share-based compensation recognized in the third quarter of 2008 was $197 million and $659 million for the first nine months of 2008 ($227 million in the third quarter of 2007 and $748 million for the first nine months of 2007).
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

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Estimated values	$20.42	$24.20	$20.72	$20.56
Risk-free interest rate	2.5%	4.9%	2.1%	4.8%
Dividend yield	2.6%	1.8%	2.5%	2.1%

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

	Stock Options				Stock Purchase Plan[1]
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007	2008	2007	2008	2007
Estimated values	$6.10	$6.85	$5.82	$5.26	$5.50	$5.62	$5.32	$5.18
Expected life (in years)	4.8	4.7	4.9	4.9	.5	.5	.5	.5
Risk free interest rate	3.3%	4.9%	2.9%	4.6%	1.9%	5.1%	2.1%	5.2%
Volatility	36%	28%	34%	25%	36%	29%	35%	28%
Dividend yield	2.6%	1.8%	2.5%	2.1%	2.5%	1.9%	2.5%	2.0%

[1]	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units for the first nine months of 2008 was as follows:

		Weighted
		Average Grant-	Aggregate
	Number of	Date Fair	Fair
(In Millions, Except Per Share Amounts)	Shares	Value	Value[1]
December 29, 2007	51.1	$20.24
Granted	29.3	$20.72
Vested[2]	(11.9)	$19.68	$267
Forfeited	(4.1)	$20.12

September 27, 2008	64.4	$20.57

[1]	Represents the value of Intel stock on the date that the restricted stock units vest. On the grant date, the fair value for these vested awards was $234 million.

[2]	The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock Option Awards
Activity with respect to outstanding stock options for the first nine months of 2008 was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 29, 2007	665.9	$27.76
Grants	20.7	$21.94
Exercises	(33.5)	$19.43	$101
Cancellations and forfeitures	(37.5)	$30.88

September 27, 2008	615.6	$27.81

Options exercisable as of:
December 29, 2007	528.2	$29.04
September 27, 2008	516.9	$28.89

[1]	Represents the difference between the exercise price and the value of Intel stock at the time of exercise.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Stock Purchase Plan
Employees purchased 25.9 million shares in the first nine months of 2008 (26.1 million shares in the first nine months of 2007) for $453 million ($428 million in the first nine months of 2007) under the 2006 Stock Purchase Plan.
Note 5: Earnings Per Share
We computed our basic and diluted earnings per common share as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In Millions, Except Per Share Amounts)	2008	2007	2008	2007
Net income	$2,014	$1,791	$5,058	$4,705

Weighted average common shares outstanding — basic	5,603	5,837	5,696	5,808
Dilutive effect of employee equity incentive plans	38	79	43	60
Dilutive effect of convertible debt	51	51	51	51

Weighted average common shares outstanding — diluted	5,692	5,967	5,790	5,919

Basic earnings per common share	$0.36	$0.31	$0.89	$0.81

Diluted earnings per common share	$0.35	$0.30	$0.87	$0.79

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
For the third quarter of 2008, we excluded 462 million outstanding weighted average stock options (473 million for the first nine months of 2008) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (305 million for the third quarter of 2007 and 470 million for the first nine months of 2007). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
Note 6: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. During the third quarter of 2008, we repurchased 93.4 million shares of common stock at a cost of $2.1 billion (30.4 million shares at a cost of $750 million during the third quarter of 2007). During the first nine months of 2008, we repurchased 324.1 million shares of common stock at a cost of $7.1 billion (54.2 million shares at a cost of $1.25 billion during the first nine months of 2007). We have repurchased and retired 3.3 billion shares at a cost of approximately $67 billion since the program began in 1990. As of September 27, 2008, $7.4 billion remained available for repurchase under the existing repurchase authorization.
In the third quarter of 2008, we executed a forward purchase agreement with Lehman Brothers OTC Derivatives Inc. (Lehman Brothers). Under this agreement, we prepaid $1.0 billion to Lehman Brothers to purchase common shares of Intel. We received an equivalent $1.0 billion of cash collateral. As of the end of the third quarter of 2008, we reflected the $1.0 billion prepayment within other current assets, with a corresponding $1.0 billion recorded within other accrued liabilities. The $1.0 billion in cash collateral is considered restricted cash as of September 27, 2008, and was invested in high quality cash equivalents under the terms of the agreement. Subsequent to the end of the third quarter, Lehman Brothers failed to deliver shares of Intel common stock, and we foreclosed on the $1.0 billion collateral. Therefore, the cash was no longer considered restricted cash subsequent to the end of the quarter. There was no impact to our results of operations as a result of this agreement.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first nine months of 2008, we withheld 3.5 million shares (1.7 million shares during the first nine months of 2007) to satisfy $78 million ($37 million during the first nine months of 2007) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.
Note 7: Inventories
Inventories at the end of each period were as follows:

	Sept. 27,	Dec. 29,
(In Millions)	2008	2007
Raw materials	$583	$507
Work in process	1,427	1,460
Finished goods	1,388	1,403

Total inventories	$3,398	$3,370

Note 8: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	Sept. 27,	Dec. 29,
(In Millions)	2008	2007
Marketable debt instruments	$3,508	$2,074
Equity instruments offsetting deferred compensation	409	492

Total trading assets	$3,917	$2,566

Note 9: Gains (Losses) on Equity Investments, Net
Gains (losses) on equity investments, net included:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In Millions)	2008	2007	2008	2007
Impairment charges	$(312)	$(26)	$(434)	$(106)
Gains on sales	18	67	53	165
Other, net	(102)	107	(183)	117

Total gains (losses) on equity investments, net	$(396)	$148	$(564)	$176

Impairment charges in the third quarter of 2008 and the first nine months of 2008 included a $250 million impairment charge on our investment in Numonyx. See “Note 3: Fair Value” for further details on this impairment. In addition, we recorded a $25 million impairment charge on our investment in Micron Technology, Inc., which reflects the difference between our cost basis and the fair value of our investment in Micron at the end of the quarter. Total impairment charges on our investment in Micron for the first nine months of 2008 were $97 million. Our equity method gains (losses) are included in the table above under “other, net.” Equity method losses on our investments in Numonyx were $68 million in the third quarter of 2008 and the first nine months of 2008. Equity method losses on our investments in Clearwire Corporation were $42 million in the third quarter of 2008 ($27 million in the third quarter of 2007) and $118 million in the first nine months of 2008 ($31 million in the first nine months of 2007).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 10: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In Millions)	2008	2007	2008	2007
Interest income	$126	$202	$461	$578
Interest expense	—	(5)	(8)	(12)
Other, net	5	14	13	(6)

Total	$131	$211	$466	$560

Note 11: Comprehensive Income
The components of total comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In Millions)	2008	2007	2008	2007
Net income	$2,014	$1,791	$5,058	$4,705
Change in net unrealized holding gain on available-for-sale investments	(166)	306	(351)	277
Change in net unrealized holding gain on derivatives	(99)	22	(46)	12

Total comprehensive income	$1,749	$2,119	$4,661	$4,994

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

	Sept. 27,	Dec. 29,
(In Millions)	2008	2007
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$(27)	$324
Accumulated net unrealized holding gain on derivatives	54	100
Accumulated net prior service costs	(13)	(13)
Accumulated net actuarial losses	(148)	(148)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$(136)	$261

In the table above, accumulated net unrealized holding gain (loss) on available-for-sale investments included $36 million (net of tax of $21 million) as of September 27, 2008 related to our investment in VMware, Inc. ($364 million, net of tax of $212 million, as of December 29, 2007).
Note 12: Goodwill
Goodwill activity by reportable operating segment for the first nine months of 2008 was as follows:

	Digital
	Enterprise	Mobility
(In Millions)	Group	Group	All Other	Total
December 29, 2007	$3,385	$248	$283	$3,916
Addition	—	—	9	9
Transfer	123	—	(123)	—
Other	(1)	—	—	(1)

September 27, 2008	$3,507	$248	$169	$3,924

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
In the third quarter, we completed one acquisition qualifying as a business combination in exchange for net cash consideration of $9 million, of which substantially all was allocated to goodwill.
No goodwill was impaired during the first nine months of 2008 and 2007.
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
During the second quarter of 2008, we completed the divestiture of our NOR flash memory business. We exchanged certain NOR flash memory assets and certain assets associated with our phase change memory initiatives with Numonyx for a note receivable with a contractual amount of $144 million and a 45.1% ownership interest in the form of common stock, together valued at $821 million at the time of the transaction. We retain certain rights to intellectual property included within the divestiture. Approximately 2,500 employees of our NOR flash memory business became employees of Numonyx. STMicroelectronics N.V. contributed certain assets to Numonyx for a note receivable with a contractual amount of $156 million and a 48.6% ownership interest in the form of common stock. Francisco Partners L.P. paid $150 million in cash in exchange for the remaining 6.3% ownership interest in the form of preferred stock and a note receivable with a contractual amount of $20 million. In addition, they received a payout right that is preferential relative to the investments of Intel and STMicroelectronics.
In the first quarter that ended March 29, 2008, we recorded asset impairment charges related to the NOR flash memory assets that were included in the divestiture. See “Note 15: Restructuring and Asset Impairment Charges” for further discussion. We did not incur a gain or loss upon completion of the transaction on March 30, 2008. During the third quarter of 2008, we recorded a $250 million impairment charge on our investment in Numonyx within gains (losses) on equity investments, net. For further discussion on our investment and terms of the divestiture, see “Note 16: Equity Investments.”
Note 14: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of September 27, 2008:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,181	$(553)	$628
Acquisition-related developed technology	22	(7)	15
Other intangible assets	340	(184)	156

Total identified intangible assets	$1,543	$(744)	$799

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Identified intangible assets consisted of the following as of December 29, 2007:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,158	$(438)	$720
Acquisition-related developed technology	19	(3)	16
Other intangible assets	360	(136)	224

Total identified intangible assets	$1,537	$(577)	$960

During the first nine months of 2008, we acquired intellectual property assets for $30 million with a weighted average life of fifteen years.
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

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In Millions)	2008	2007	2008	2007
Intellectual property assets	$41	$37	$122	$118
Acquisition-related developed technology	$2	$1	$4	$1
Other intangible assets	$25	$27	$68	$70
Based on identified intangible assets recorded as of September 27, 2008, and assuming the underlying assets are not impaired in the future, we expect amortization expense for each period to be as follows:

(In Millions)	2008[1]	2009	2010	2011	2012
Intellectual property assets	$40	$136	$125	$73	$62
Acquisition-related developed technology	$1	$5	$5	$4	$—
Other intangible assets	$21	$123	$12	$—	$—

[1]	Reflects the remaining three months of fiscal year 2008.
Note 15: Restructuring and Asset Impairment Charges
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In Millions)	2008	2007	2008	2007
Employee severance and benefit arrangements	$29	$39	$125	$140
Asset impairment charges	5	86	334	142

Total restructuring and asset impairment charges	$34	$125	$459	$282

In the first quarter of 2007, we incurred $54 million in asset impairment charges as a result of market conditions related to our Colorado Springs, Colorado facility, which has been placed for sale. In 2008, we incurred additional asset impairment charges related to our Colorado Springs facility, based on market conditions.
During the third quarter of 2007, we recorded aggregate non-cash land, building, and equipment write-downs of $86 million, which included write-downs related to certain facilities in Santa Clara, California.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Restructuring and asset impairment activity for the first nine months of 2008 was as follows:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	138	334	472
Adjustments	(13)	—	(13)
Cash payments	(200)	—	(200)
Non-cash settlements	—	(334)	(334)

Accrued restructuring balance as of September 27, 2008	$52	$—	$52

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of September 27, 2008 was related to severance benefits that we recorded as a current liability within accrued compensation and benefits.
From the third quarter of 2006 through the third quarter of 2008, we incurred a total of $1.5 billion in restructuring and asset impairment charges related to this plan. These charges include a total of $652 million related to employee severance and benefit arrangements for approximately 11,900 employees, and $878 million in asset impairment charges. We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.
Note 16: Equity Investments
Numonyx
We divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx. See “Note 13: Divestitures” for further discussion. Our initial ownership interest, comprising common stock and a note receivable, was recorded at $821 million. Our investment is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one quarter lag. During the third quarter of 2008, we recorded $68 million of equity method losses and a $250 million impairment charge on our investment in Numonyx within gains (losses) on equity investments, net. See “Note 3: Fair Value” for further discussion. As of September 27, 2008, our investment balance in Numonyx was $503 million and is included within other long-term assets.
Additional terms of our investment in Numonyx include:
•	We are leasing a facility in Israel to Numonyx for a period of up to 24 years under a fully paid up-front operating lease. Upon completion of the divestiture, we recorded $82 million of deferred income representing the value of the prepaid operating lease. The deferred income will generally offset the related depreciation over the lease term.

•	We entered into supply and service agreements that involve the manufacture and the assembly and test of NOR flash memory products for Numonyx through the end of 2008. The fair value of these agreements was $110 million and was recorded in other accrued liabilities upon the completion of the transaction. This amount will be recognized over the remainder of 2008, primarily as a reduction of cost of sales.

•	We entered into a transition services agreement which involves providing certain services such as information technology, supply chain, finance support, and other services to Numonyx for up to one year. The reimbursement from Numonyx for these services mostly offset the related cost of sales and operating expenses.

•	Numonyx entered into an unsecured, four year senior credit facility of up to $550 million, comprised of a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics have each provided the lenders with a guarantee of 50% of Numonyx’s payment obligations under the senior credit facility. A demand on our guarantee can be triggered if Numonyx is unable to meet its obligations under the credit facility. Acceleration of Numonyx’s obligations under the credit facility could be triggered by a monetary default of Numonyx or, in certain circumstances, can be triggered by events affecting the creditworthiness of STMicroelectronics. This guarantee is within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The maximum amount of future undiscounted payments we could be required to make under the guarantee is $275 million plus accrued interest, expenses of the lenders, and penalties. As of September 27, 2008, the carrying amount of the liability associated with the guarantee was $79 million and is included in other accrued liabilities.

•	Our note receivable is subordinated to the senior credit facility and Francisco Partners’ preferential payout, and will be deemed extinguished in liquidation events that generate proceeds insufficient to repay the senior credit facility and Francisco Partners’ preferential payout.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
As of September 27, 2008, approximately $30 million is included in accounts receivable, net for supply and service agreements that involve the manufacture and the assembly and test of NOR flash memory products by Intel on behalf of Numonyx. As of September 27, 2008, approximately $125 million is included in other current assets for amounts due to Intel from Numonyx, primarily for services performed under the transition services agreements.
Ventures
Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. We own a 49% interest in each of these ventures. Our investments were $2.0 billion in IMFT and $346 million in IMFS as of September 27, 2008 ($2.2 billion in IMFT and $146 million in IMFS as of December 29, 2007), which represents our maximum exposure to loss. Our investments in these ventures are classified within other long-term assets. During the first nine months of 2008, $193 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows.
Subject to certain conditions, we agreed to contribute up to approximately $1.4 billion for IMFT in the three years following the initial capital contributions of which our maximum remaining commitment was approximately $135 million at the end of the third quarter of 2008. Initial production from IMFT began in early 2006. Additionally, our portion of IMFT costs, primarily related to product purchases and start-up, was approximately $290 million during the third quarter of 2008 and approximately $815 million during the first nine months of 2008 (approximately $190 million during the third quarter of 2007 and $540 million during the first nine months of 2007). The amount due to IMFT for product purchases and services provided was approximately $145 million as of September 27, 2008 and was approximately $130 million as of December 29, 2007.
Subject to certain conditions, we originally agreed to contribute up to approximately $1.7 billion for IMFS in the three years following the initial capital contributions of which our maximum remaining commitment was approximately $1.3 billion at the end of the third quarter of 2008. However, the construction of the IMFS fabrication facility has been placed on hold.
Subsequent to the end of the third quarter of 2008, we agreed with Micron to discontinue the supply of NAND flash memory from the 200mm facility within the IMFT manufacturing network. In connection with IMFT discontinuing the supply of 200mm flash memory, we will incur exit costs that result in a fourth quarter restructuring charge of approximately $200 million. The carrying value of our investment in IMFT will be reduced by approximately $175 million as a result of this agreement. The planned restructuring did not impact the recoverability of the carrying value of our investment in IMFT as of the end of the third quarter of 2008.
Clearwire
As of September 27, 2008, our investment in Clearwire had a carrying value of $398 million and a fair value of $425 million. During the second quarter of 2008, Clearwire and Sprint Nextel Corporation entered into an agreement to reorganize Clearwire into a new company. We have agreed to invest $1.0 billion in this new company. Our current investment in Clearwire would be converted into shares of the new company upon completion of the transaction. Including the new investment of $1.0 billion, we would have a 12% equity ownership interest in the new company. The new wireless company would continue to use the name Clearwire and would focus on expediting the deployment of the first U.S. nationwide mobile WiMAX network. Comcast Corporation, Time Warner Cable Inc., Google Inc., and Bright House Networks have also agreed to make investments in the new wireless company. The completion of the transaction is dependent on certain closing conditions.
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
We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. We had $250 million of commercial paper outstanding as of September 27, 2008, which was recorded as short-term debt. The weighted average interest rate on our commercial paper outstanding as of September 27, 2008 was 1.68%.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha, and related Consumer Class Actions and Government Investigations
A number of proceedings, described below, generally challenge certain of our competitive practices, contending generally that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near exclusive dealing by some of our customers. We believe that we compete lawfully and that our marketing practices benefit our customers and our shareholders, and we will continue to vigorously defend ourselves. The distractions caused by challenges to our business practices, however, are undesirable and the legal and other costs associated with defending our position have been and continue to be significant. We assume, as should investors, that these challenges could continue for a number of years and may require the investment of substantial additional management time and financial resources to explain and defend our position. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, these litigation matters and the related government investigations are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial money damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways. Were an unfavorable ruling to occur, our business or results of operations could be materially harmed.
In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that we and our Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standard setting groups. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction requiring Intel to cease any conduct found to be unlawful, and attorneys’ fees and costs. We have answered the complaint, denying the material allegations, and asserting various affirmative defenses. The discovery cut-off of the AMD litigation is set for May 1, 2009. In February 2007, we reported to the Court that we had discovered certain lapses in our retention of electronic documents. We then stipulated to a court order requiring us to further investigate and report on those lapses, as well as develop a plan to remediate the issues. We completed the investigation and provided detailed information to the Court and AMD throughout 2007 and 2008. The Court also approved our remediation plan, which is now almost completed. The parties have largely completed document discovery and are in the process of taking depositions of current and former employees and of third parties. The AMD litigation currently is scheduled for trial to commence on February 15, 2010.
AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against our Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages in each suit of approximately $55 million, plus various other costs and fees. Proceedings in those matters are ongoing.
In addition, at least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and the District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat AMD’s allegations and assert various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been or will be consolidated by the Multidistrict Litigation Panel to the District of Delaware and are being coordinated for pre-trial purposes with the AMD litigation. The putative class in the coordinated actions has moved for class certification, which we are in the process of opposing. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the Court in the California actions has agreed to delay ruling on this motion until after the Delaware Federal Court rules on the similar motion in the coordinated actions.
We dispute AMD’s claims and the class-action claims, and intend to defend the lawsuits vigorously.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We are also subject to certain antitrust regulatory inquiries. In 2001, the European Commission (EC) commenced an investigation regarding claims by AMD that we used unfair business practices to persuade clients to buy our microprocessors. The EC sent us a Statement of Objections in July 2007 alleging that certain Intel marketing and pricing practices amounted to an abuse of a dominant position that infringed European law. The Statement recognized that such allegations are preliminary, not final, conclusions. We responded to those allegations in January 2008 and a hearing was held in March 2008. In February 2008, the EC initiated an inspection of documents at our Feldkirchen, Germany offices, and served requests for additional information. On July 17, 2008, the EC sent us a Supplementary Statement of Objections (SSO) alleging that certain Intel marketing and pricing practices amounted to an abuse of a dominant position that infringed European law. The Statement recognizes that such allegations are preliminary, not final, conclusions. We are continuing to cooperate with the investigation and intend to respond to the SSO. In October 2008 we filed an appeal with the Court of First Instance (CFI) in Europe related to procedural rulings of the EC concerning Intel’s response to the SSO. In the appeal, we are asking the CFI to overrule EC decisions that limit the evidence available to Intel and that we believe will hinder Intel’s ability to conduct a fair and effective defense against the charges contained in the SSO.
In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served on us an Examination Report alleging that sales to two customers during parts of 2002—2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March, we submitted a further response. In April, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co. and Trigem Computer Inc. A final written decision from the KFTC has not yet been received. We intend to appeal any final decision and contest this matter vigorously in the Korean courts.
In January 2008, we received a subpoena from the Attorney General of the State of New York requesting documents and information to assist in its investigation of whether there have been any agreements or arrangements establishing or maintaining a monopoly in the sale of microprocessors in violation of federal or New York antitrust laws.
In June 2008, the U.S. Federal Trade Commission announced a formal investigation into our sales practices. Intel is cooperating with the Commission to provide requested information related to Intel’s sales and discount practices.
We dispute any claims made in these investigations that Intel has acted unlawfully. We intend to cooperate with and respond to these investigations as appropriate and we expect that these matters will be acceptably resolved.
Intel Corporation v. Commonwealth Scientific and Industrial Research Organisation (CSIRO)
In May 2005, Intel filed a lawsuit in the United States District Court for the Northern District of California against CSIRO, an Australian research institute. CSIRO had sent letters to Intel customers claiming that products compliant with the IEEE 802.11a and 802.11g standards infringe CSIRO’s U.S. Patent No. 5,487,069 (the “‘069 patent”). Intel’s lawsuit seeks a declaration that the CSIRO patent is invalid and that no Intel product infringes it. Dell Inc. is a co-declaratory judgment plaintiff with Intel; Microsoft Corporation, Netgear Inc., and Hewlett-Packard Company filed a similar, separate lawsuit against CSIRO. In its amended answer, CSIRO claimed that various Intel products that practice the IEEE 802.11a, 802.11g, and/or draft 802.11n standards infringe the ‘069 patent. Trial is set for April 13, 2009. CSIRO’s complaint seeks, among other remedies, injunctive relief and damages. CSIRO has stated in pre-trial proceedings that it intends to seek alleged damages in the form of a royalty for alleged infringement in an amount that, if CSIRO prevailed on its claims against all defendants, could result in a judgment against Intel in excess of $400 million. In a separate lawsuit (in which Intel is not involved) against a third-party vendor of wireless networking products based on the same patent at issue in the Intel litigation, pending in the Eastern District of Texas, the Court granted CSIRO’s motions for summary judgment on the issues of validity and infringement, and granted a permanent injunction in favor of CSIRO. In September 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part that ruling, concluding that the patent was infringed by the third-party’s products, but that the District Court erred in concluding, as a matter of law, that the patent is valid. Intel disputes CSIRO’s claims and intends to defend the lawsuit vigorously.

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
Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell and LightLogic, Inc.
Intel acquired LightLogic, Inc., in May 2001. Frank Shum has sued Intel, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by Intel as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted Intel’s motion for summary judgment on Shum’s remaining claims. In August 2007, the United States Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted Intel’s motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied Intel’s motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims is set for November 10, 2008. Shum’s complaint seeks, among other remedies, monetary damages, and Shum has stated in pre-trial proceedings that he intends at trial to seek an amount of $31 million to $931 million from all defendants. Intel disputes Shum’s claims and intends to defend the lawsuit vigorously.
Martin Smilow v. Craig R. Barrett et al. & Intel Corporation; Christine Del Gaizo v. Paul S. Otellini et al. & Intel Corporation
In February 2008, Martin Smilow, an Intel stockholder, filed a putative derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleges generally that the Board allowed the company to violate antitrust and other laws, as described in AMD’s antitrust lawsuits against us, and that those Board-sanctioned activities have harmed the company. The complaint repeats many of AMD’s allegations and references various investigations by the European Community, Korean Fair Trade Commission, and others. In February 2008, a second plaintiff, Evan Tobias, filed a derivative suit in the same court against the Board containing many of the same allegations as in the Smilow suit. On July 30, 2008, the District Court entered an order directing Smilow and Tobias to file a single, consolidated complaint by August 7, 2008 and directing us to respond within 30 days thereafter. An amended consolidated complaint was filed on August 7, 2008. On June 27, 2008 a third plaintiff, Christine Del Gaizo, filed a derivative suit in the Santa Clara County Superior Court against the Board, a former director of the Board, and six of our officers containing many of the same allegations as in the Smilow and Tobias suits. On August 27, 2008, the parties in the California derivative suit entered into a stipulation to stay the action pending further order of the court, and the court entered an order to that effect on September 2, 2008. We deny the allegations and intend to defend the lawsuits vigorously. On September 5, 2008, all of the defendants in the Delaware derivative action filed a motion to dismiss the complaint. Briefing on the defendants’ motion is in process and a ruling is expected in early 2009.
Note 19: Operating Segment Information
Our operating segments include the Digital Enterprise Group, Mobility Group, NAND Products Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Software and Services Group. In the second quarter of 2008, we completed the divestiture of our NOR flash memory assets to Numonyx. We entered into supply and transition service agreements to provide products, services, and support to Numonyx. Revenues and expenses resulting from these agreements are recognized by the Flash Memory Group operating segment. See “Note 16: Equity Investments” for further discussion.

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
We report the financial results of the following operating segments:
•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop, nettops, and enterprise computing market segments, including high-end enthusiast PCs; microprocessors and related chipsets for embedded applications; communications infrastructure components such as network processors and communications boards; wired connectivity devices; and products for network and server storage.

•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook and netbook market segments, wireless connectivity products, and products designed for the ultra-mobile market segment, which includes mobile Internet devices.
The NAND Products Group, Flash Memory Group, Digital Home Group, Digital Health Group, and Software and Services Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131 and are included within the all other category.
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
Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In Millions)	2008	2007	2008	2007
Net revenue
Digital Enterprise Group
Microprocessor revenue	$4,069	$4,106	$12,413	$11,456
Chipset, motherboard and other revenue	1,249	1,406	3,719	3,887

	5,318	5,512	16,132	15,343

Mobility Group
Microprocessor revenue	3,387	2,832	8,855	7,671
Chipset and other revenue	1,294	1,139	3,292	2,903

	4,681	3,971	12,147	10,574
All other	218	607	1,081	1,705

Total net revenue	$10,217	$10,090	$29,360	$27,622

Operating income (loss)
Digital Enterprise Group	$1,768	$1,378	$5,242	$3,113
Mobility Group	1,849	1,294	4,265	3,928
All other	(519)	(528)	(2,092)	(1,872)

Total operating income	$3,098	$2,144	$7,415	$5,169

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Strategy. Overall strategy and the strategy for our operating segments.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results for the three and nine months ended September 27, 2008 compared to the three and nine months ended September 29, 2007.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.

•	Business Outlook. Our forecasts for selected data points for the fourth quarter of 2008 and the 2008 fiscal year.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of October 27, 2008.
Overview
Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our primary component-level products include microprocessors, chipsets, and flash memory.
Net revenue, gross margin, operating income, and net income for the second and third quarters of 2008 and the third quarter of 2007 were as follows:

(In Millions)	Q3 2008	Q2 2008	Q3 2007
Net revenue	$10,217	$9,470	$10,090
Gross margin	$6,019	$5,249	$5,171
Operating income	$3,098	$2,255	$2,144
Net income	$2,014	$1,601	$1,791
The third quarter of 2008 showed strong financial results. While the economic outlook is uncertain, our competitive position, manufacturing process technologies, cash flow from operations, and balance sheet remain strong. Additionally, over the last two years we have focused on improving efficiency and reducing spending as a percentage of revenue.
Revenue for the third quarter of 2008 was up 8% from the second quarter as we saw continued growth in our microprocessor and chipset unit sales, particularly in the mobile market segment. Compared to the third quarter of 2007, revenue was approximately flat, as higher revenue from microprocessors and chipsets was mostly offset by the impacts of divestitures.
Our overall gross margin dollars for the third quarter of 2008 increased 15% compared to the second quarter of 2008, and increased 16% compared to the third quarter of 2007. Our overall gross margin percentage for the third quarter of 2008 was 58.9%, compared to 55.4% in the second quarter of 2008 and 51.2% in the third quarter of 2007. Lower microprocessor unit costs and increases in microprocessor revenue contributed to the gross margin percentage increase compared to the second quarter of 2008. Compared to the third quarter of 2007, our gross margin percentage increased due to lower microprocessor and chipset unit costs, higher microprocessor unit sales, and the impact of the divestitures of lower gross margin products lines. These increases were partially offset by lower microprocessor average selling prices. Operating income for the third quarter of 2008 increased 37% compared to the second quarter of 2008 and 44% compared to the third quarter of 2007.
We continue to strengthen our competitive position by entering new market segments. Our Intel® AtomTM processors are designed to enable new mobile internet form factors at attractive system price points with healthy product margins. Additionally, our product offerings continue to strengthen, and we expect to formally launch our new microarchitecture, code-named “Nehalem,” in the fourth quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Historically, our sales of microprocessors have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, purchases from businesses have also tended to be higher in the second half of the year. While our microprocessor sales generally have followed this seasonal trend, there can be no assurance that this trend will continue. Our revenue outlook for the fourth quarter of 2008 includes a wider than typical range due to the uncertainty of how the current economic environment will impact our business. The low end of the range would result in revenue being slightly lower than the third quarter of 2008 and the high end of the range would result in an increase that is at the lower end of our seasonal trends.
While we currently believe our inventory levels are appropriate, the economic uncertainty may result in lower than expected demand. This in turn may require us to write off excess inventory and would negatively impact our gross margin if we fail to reduce manufacturing output accordingly. Additionally, demand is impacted by possible changes in our customers’ desired inventory levels as they manage their business through the current economic uncertainty. We continue to monitor the inventory levels of our customers and are seeing some customers build microprocessor and chipset inventory. The higher chipset revenue we experienced in the third quarter would normally be a sign that customers are building ahead of a strong fourth quarter. However, with the current macroeconomic environment, it is hard to discern what demand will be for the fourth quarter of 2008.
In the third quarter of 2008 we recorded a $250 million impairment on our investment in Numonyx due to a decline in the NOR flash memory market segment. In the NAND flash memory market segment, we are expecting to record restructuring charges in the fourth quarter of 2008 of approximately $200 million relating to our joint decision with Micron to discontinue the supply of NAND flash memory from a facility within the IMFT manufacturing network. Additionally, the IMFS planned fabrication facility in Singapore has been placed on hold as we continue to take actions to reduce supply in light of current market conditions. The majority of our non-marketable equity investment portfolio balance is concentrated in companies in the flash memory market segment. Therefore, continued declines in this market segment or changes in management’s plans with respect to our investments in this market segment could result in charges.
From a financial condition perspective, we ended the third quarter of 2008 with an investment portfolio valued at $15.6 billion, consisting of cash and cash equivalents, fixed-income trading assets, and short- and long-term investments. In addition, we generated $8.3 billion from cash from operations in the first nine months of the year. The credit quality of our investment portfolio remains high during this difficult credit environment, with other-than-temporary impairments on our available-for-sale investments in debt instruments limited to $32 million during the first nine months of 2008. Our ability to access funds through the credit markets, including through the issuance of commercial paper, remains unchanged. In addition, we have not seen any change in our ability to invest in high quality debt instruments, and earn a return on those investments. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, as well as our investment in the Reserve Primary Fund of $250 million, we have not seen liquidation delays and we have received the full par value of our original debt investments when they matured. See “Liquidity and Capital Resources” for additional details on our investment portfolio.
During the first nine months of 2008, we repurchased $7.1 billion of stock through our stock repurchase program and paid $2.3 billion to stockholders as dividends.
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
Some of our key focus areas are listed below:
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms with ingredients designed and configured to work together to provide an optimized user computing solution compared to ingredients that are used separately.

•	Energy-Efficient Performance. We believe that users of computing and communications systems and devices want improved overall and energy-efficient performance. Improved overall performance can include faster processing performance and other capabilities such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, security, manageability, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance involves balancing the addition of these and other types of improved performance factors with lower power consumption. We continue to develop multi-core microprocessors with an increasing number of cores, which enable improved multitasking and energy efficiency.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Design and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence.

•	Strategic Investments. We make equity investments in companies around the world that we believe will generate returns, further our strategic objectives, and support our key business initiatives. Our investments, including investments through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investments are focused in the following areas: those that we believe will advance flash memory products, help to enable mobile wireless devices, advance the digital home, enhance the digital enterprise, advance high-performance communications infrastructures, and develop the next generation of silicon process technologies. Our focus areas tend to develop and change over time due to rapid advancements in technology.

•	Business Environment and Software. We plan to continue to cultivate new businesses and work to encourage the industry to offer products that take advantage of the latest market trends and usage models. We also provide development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer. Lastly, through our Software and Services Group (SSG), we help enable and advance the computing ecosystem by developing value-added software products and services.
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
The trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units has continued, and shipments of our mobile microprocessors exceeded our desktop microprocessors for the first time in the second quarter of 2008. We believe that the demand for mobile microprocessors will result in the increased development of products with form factors and uses that require low-power microprocessors.
With our research and development (R&D) expenditures, we are investing in areas in which we believe the application of highly integrated Intel® architecture provides growth opportunities, such as scalable, high-performance visual computing solutions that integrate vivid graphics and supercomputing performance for scientific, financial services, and other compute-intensive applications. In addition, our design and manufacturing technology leadership, including the introduction of our 45nm process technology, allows us to develop low-power microprocessors for new uses and form factors. In the first quarter of 2008, we introduced the Intel Atom brand as a new family of low-power 45nm based microprocessors. We believe that these new microprocessors will give us the ability to extend Intel architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded solutions; MIDs, a new category of small, mobile consumer devices enabling a PC-like Internet experience; consumer electronics devices, which will deliver media and services to set-top boxes and TVs over broadband Internet connections; and a new category of affordable Internet-focused notebooks (netbooks) and desktops (nettops). We believe that the common elements for products in these new market segments are low power and the ability to access the Internet. These new microprocessors will generally be offered at lower price points than our other microprocessors. In addition, we are developing system-on-a-chip products that integrate core processing functionality with specific components, such as graphics, audio, and video, onto a single chip to form a purpose-built solution. This integration reduces cost, power consumption, and size.

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
Our Digital Enterprise Group (DEG) offers computing and communications products for businesses, service providers, and consumers. DEG products are incorporated into desktop and nettop computers, enterprise computer servers and workstations, and products that make up the infrastructure for the Internet. We also offer products for embedded designs, such as industrial equipment, point-of-sale systems, telecommunications, panel PCs, in-vehicle information/entertainment systems, and medical equipment. Our strategy for the desktop computing market segment is to offer products that provide increased manageability, security, and energy-efficient performance while at the same time lowering total cost of ownership for businesses. For consumers in the desktop computing market segment, we also focus on the design of components for high-end enthusiast PC’s and mainstream PC’s with rich audio and video capabilities. Our strategy for the enterprise computing market segment is to offer products that provide energy-efficient performance and virtualization technology for server, workstation, and storage platforms. We are also increasing our focus on products designed for high performance computing, data centers, and blade server systems. Our strategy for the embedded computing market segment is to drive Intel architecture as an embedded solution by delivering long life cycle support, architectural scalability, and platform integration.
The strategy for our Mobility Group is to offer notebook PC products designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of smaller, lighter, and thinner form factors. We are also increasing our focus on products designed for the business and consumer environments by offering technologies that provide increased manageability and security, and we continue to invest in the build-out of WiMAX. We also offer and are continuing to develop products that enable mobile devices to deliver digital content and the Internet to users in new ways, including products for MIDs and netbooks.
The strategy for our NAND Products Group is to offer advanced NAND flash memory products, focusing on system-level solutions for Intel architecture platforms such as solid-state drives. Additionally, we offer NAND products used in digital audio players and memory cards. In support of our strategy to provide advanced flash memory products, we continue to focus on the development of innovative products designed to address the needs of customers for reliable, non-volatile, low-cost, high-density memory.
The Flash Memory Group provides products, services and support to Numonyx B.V. as part of the supply and transition service agreements. See “Note 16: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
The strategy for our Digital Home Group is to offer products and solutions, including system-on-a-chip designs, for use in consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home. We are focusing on the design of components for consumer electronic devices such as digital TVs, high-definition media players, and set-top boxes, which receive, decode, and convert incoming data signals.
The strategy for our Digital Health Group is to design and deliver technology-enabled products and explore global business opportunities in healthcare information technology and healthcare research, as well as personal healthcare. In support of this strategy, we are focusing on the design of technology solutions and platforms for the digital hospital and consumer/home health products.
The strategy for our Software and Services Group is to promote Intel architecture as the platform of choice for software and services. SSG works with the worldwide software and services ecosystem by providing software products, engaging with developers, and driving strategic software investments.
Critical Accounting Estimates
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:
•	the valuation and recognition of non-marketable equity investments, which impacts net gains (losses) on equity investments when we record impairments;

•	the valuation and recognition of investments in debt instruments, which impacts our investment portfolio balance when we assess fair value, and interest and other, net when we record impairments;

•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;

•	the valuation of inventory, which impacts gross margin; and

•	the valuation and recognition of share-based compensation, which impact gross margin; R&D expenses; and marketing, general and administrative expenses.
Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Non-Marketable Equity Investments
We regularly invest in the non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $4.2 billion as of September 27, 2008 ($3.4 billion as of December 29, 2007). The majority of the balance as of September 27, 2008 was concentrated in companies in the flash memory market segment, including our investments in IM Flash Technologies, LLC (IMFT) of $2.0 billion ($2.2 billion as of December 29, 2007), our investment in IM Flash Singapore, LLP (IMFS) of $346 million ($146 million as of December 29, 2007), and our investment in Numonyx of $503 million (see “Note 16: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). Our non-marketable equity investments are classified in other long-term assets on the consolidated condensed balance sheets. For further information about investment portfolio risks, including those specific to our investments in the flash memory market segment, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.
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
We review our investments quarterly for indicators of impairment; however, for non-marketable equity investments, the impairment analysis requires significant judgment to identify events or circumstances that would significantly harm the fair value of the investment. The indicators that we use to identify those events or circumstances primarily include:
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
Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. Beginning in the first quarter of 2008, the assessment of fair value for non-marketable investments is based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). Non-marketable investments that are considered impaired are classified as Level 3 instruments (see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q), as we use unobservable inputs to value these investments that are significant to the fair value measurement and the valuation requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. We measure fair value using financial metrics and ratios of comparable public companies and/or a discounted cash flow approach. The selection of comparable companies requires management judgment and is based on a number of factors including comparable companies’ sizes, growth rates, products and service lines, development stage, and other relevant factors. The discounted cash flow approach includes the following significant estimates for the investee: revenue, based on assumed market segment growth rates and assumed market segment share; estimated costs; and appropriate discount rates based on the investee’s weighted average cost of capital, as determined by considering the observable weighted average cost of capital of comparable companies. Estimates of market segment growth, market segment share, and costs are developed by the investee and/or Intel in consideration of historical data and available market data. The valuation of our non-marketable investments also takes into account movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables. See “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion on the adoption of SFAS No. 157.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Approximately $527 million of our non-marketable equity investments as of September 27, 2008 were measured at fair value on a nonrecurring basis due to the recording of other-than-temporary impairment charges. Other-than-temporary impairments of non-marketable equity investments were $281 million in the third quarter of 2008 ($325 million in the first nine months of 2008). Over the past 12 quarters, including the third quarter of 2008, impairments of non-marketable equity investments have averaged $47 million per quarter (ranging from $10 million to $281 million per quarter).
Investments in Debt Instruments
Fair Value
In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value (see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.
Level 1 instruments generally represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.
Level 2 instruments include observable inputs other than Level 1 prices such as quoted prices for identical instruments in markets with insufficient volume or infrequent transactions (less active markets); non-binding market consensus prices that can be corroborated with observable market data; model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities; or quoted prices for similar assets or liabilities. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments, including:
•	Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced.

•	Determining whether a market is considered active requires management judgment. Our assessment of an active market for our marketable debt instruments generally takes into consideration activity during each week of the one month period prior to the valuation date of each individual instrument, including the number of days each individual instrument trades and the average weekly trading volume in relation to the total outstanding amount of the issued instrument. Approximately 15% of our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 2 instruments were classified as such due to the usage of observable market prices for identical securities that are traded in less active markets.

•	Determining which model-derived valuations to use in determining fair value. When observable market prices for identical securities or similar securities are not available, we price our marketable debt instruments using: non-binding market consensus prices that are corroborated with observable market data; or pricing models, such as discounted cash flow approaches, with all significant inputs derived from or corroborated with observable market data. In addition, the credit ratings for issuers of debt instruments in which we are invested could change, which could lead to lower fair values.
As of September 27, 2008, we had an investment of $250 million in the Reserve Primary Fund. This fund did not meet redemption requests and received approval from the Securities and Exchange Commission to temporarily suspend payments to investors. We reclassified our investment in the Reserve Primary Fund from Level 1 to Level 2 because the temporary suspension of redemptions in the Reserve Primary Fund was in place as of as September 27, 2008, therefore there was not an active market to meet the criteria for Level 1 classification. We have valued our investment in the Reserve Primary Fund at $1.00 per share. We redeemed these shares for $1.00 per share prior to the end of the third quarter; however, we have not yet received the distribution of our redemption. To the extent that the proceeds we receive are less than $1.00 per share, we would incur a loss.
Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Most of our marketable debt instruments classified as Level 3 are valued using a non-binding market consensus price or a non-binding broker quote, both of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary models of pricing providers or brokers that utilize observable market data as valuation inputs and are also based on the internal assumptions of pricing providers or brokers. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3 instruments, were not significant in the first, second, or third quarters of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Other-Than-Temporary Impairment
After determining the fair value of our available-for-sale debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider: a) the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events which may cause us to believe the debt instrument will not mature and be paid in full; and b) our ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, a decision by management to no longer hold an investment until maturity may result in the recognition of an other-than-temporary impairment.
As of September 27, 2008, our investments included $11.9 billion of available-for-sale debt instruments. During the third quarter of 2008, we recognized $14 million in other-than-temporary impairments on our available-for-sale debt instruments ($32 million in the nine months ended September 27, 2008). As of September 27, 2008, our cumulative unrealized losses related to debt instruments classified as available-for-sale was approximately $120 million (approximately $55 million as of December 29, 2007). These unrecognized losses could be recognized in the future if our other-than-temporary assessment changes.
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
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the third quarter of 2008, impairments and accelerated depreciation of long-lived assets have ranged between $1 million and $320 million per quarter. The restructuring related asset impairments have ranged between zero and $317 million per quarter since the program began in the third quarter of 2006. Over the past 12 quarters, other asset impairments have ranged between $1 million and $26 million per quarter.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of SFAS No. 109” (FIN 48), and related guidance, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Share-Based Compensation
Total share-based compensation was $197 million during the third quarter of 2008 and $659 million for the first nine months of 2008 ($227 million in the third quarter of 2007 and $748 million in the first nine months of 2007). Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant require judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. The effect that changes in the volatility and the expected life would have on the weighted average fair value of option awards and the increase in total fair value is as follows:

	Q3 2008		YTD 2008
	Weighted	Increase in Total	Weighted	Increase in Total
	Average	Fair Value[1]	Average	Fair Value[1]
	Fair Value	(in millions)	Fair Value	(in millions)
As reported	$6.10		$5.82
Hypothetical:
Increase expected volatility by 5 percentage points[2]	$6.86	$—	$6.63	$16
Increase expected lives by 1 year	$6.51	$—	$6.24	$8

[1]	Amounts represent the hypothetical increase in the total fair value determined at the date of grant, which would be amortized over the service period, net of estimated forfeitures.

[2]	For example, an increase from 36% reported volatility for Q3 2008 to a hypothetical 41% volatility. Since the adoption of SFAS No. 123(R), reported volatility has ranged from 25% to 38%.
In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly adjustments in the estimated forfeiture rates can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization after January 1, 2006 in the period the estimated forfeiture rates are adjusted. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin; R&D expenses; and marketing, general and administrative expenses. The effect of forfeiture adjustments in the third quarter and the first nine months of 2008 was not significant. We record cumulative adjustments to the extent that the related expense is recognized in the financial statements, beginning with implementation of SFAS No. 123(R) in the first quarter of 2006. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that we recognize in future periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - Third Quarter of 2008 Compared to Third Quarter of 2007
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	Q3 2008		Q3 2007
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$10,217	100.0%	$10,090	100.0%
Cost of sales	4,198	41.1%	4,919	48.8%

Gross margin	6,019	58.9%	5,171	51.2%
Research and development	1,471	14.4%	1,521	15.1%
Marketing, general and administrative	1,416	13.9%	1,381	13.7%
Restructuring and asset impairment charges	34	0.3%	125	1.2%

Operating income	3,098	30.3%	2,144	21.2%
Gains (losses) on equity investments, net	(396)	(3.9)%	148	1.5%
Interest and other, net	131	1.3%	211	2.1%

Income before taxes	2,833	27.7%	2,503	24.8%
Provision for taxes	819	8.0%	712	7.0%

Net income	$2,014	19.7%	$1,791	17.8%

Diluted earnings per share	$0.35		$0.30

The following table sets forth information of geographic regions for the periods indicated:

	Q3 2008		Q3 2007
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$5,389	53%	$5,205	52%
Americas	1,887	19%	2,067	20%
Europe	1,883	18%	1,824	18%
Japan	1,058	10%	994	10%

Total	$10,217	100%	$10,090	100%

Our net revenue for Q3 2008 was $10.2 billion, an increase of 1% compared to Q3 2007. Higher revenue from microprocessors and chipsets was partially offset by the impacts of divestitures. Revenue from sales of NOR flash memory and cellular baseband products declined approximately $540 million, primary as a result of the divestiture of these businesses. Revenue in the Japan, Asia-Pacific, and Europe regions increased by 6%, 4%, and 3% respectively compared to Q3 2007, while revenue in the Americas region declined 9% compared to Q3 2007.
Our overall gross margin dollars for Q3 2008 were $6.0 billion, an increase of $848 million, or 16%, compared to Q3 2007. Our overall gross margin percentage increased to 58.9% in Q3 2008, from 51.2% in Q3 2007. The increase in gross margin percentage was primarily attributable to an increase in the gross margin percentage in the Digital Enterprise Group and Mobility Group operating segments. The positive impact on our gross margin percentage from the divestiture of our NOR flash memory business was partially offset by the gross margin results of our NAND Products Group operating segment. We derived most of our overall gross margin dollars and operating profit in Q3 2008 and Q3 2007 from the sales of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) operating segment for Q3 2008 and Q3 2007 were as follows:

(In Millions)	Q3 2008	Q3 2007
Microprocessor revenue	$4,069	$4,106
Chipset, motherboard, and other revenue	1,249	1,406

Net revenue	$5,318	$5,512
Operating income	$1,768	$1,378
Net revenue for the DEG operating segment decreased by $194 million, or 4%, in Q3 2008 compared to Q3 2007. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. Microprocessor revenue was flat, with decreases in desktop average selling prices mostly offset by higher enterprise microprocessor average selling prices. The decrease in chipset, motherboard, and other revenue was primarily due to lower motherboard unit sales.
Operating income increased by $390 million, or 28%, in Q3 2008 compared to Q3 2007. The increase in operating income was due to lower chipset and desktop microprocessor unit costs. In addition, Q3 2007 includes an $84 million charge related to the litigation agreement with Transmeta Corporation.
Mobility Group
The revenue and operating income for the Mobility Group (MG) operating segment for Q3 2008 and Q3 2007 were as follows:

(In Millions)	Q3 2008	Q3 2007
Microprocessor revenue	$3,387	$2,832
Chipset and other revenue	1,294	1,139

Net revenue	$4,681	$3,971
Operating income	$1,849	$1,294
Net revenue for the MG operating segment increased by $710 million, or 18%, in Q3 2008 compared to Q3 2007. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales, partially offset by significantly lower microprocessor average selling prices. A portion of the increase in microprocessor unit sales was due to the ramp of Atom microprocessors. The increase in chipset and other revenue was primarily due to higher chipset unit sales, which was partially offset by lower revenue from the sale of cellular baseband products. We are winding down the sales from the manufacturing agreement entered into as part of the divesture of the cellular baseband business.
Operating income increased by $555 million, or 43%, in Q3 2008 compared to Q3 2007. The increase was primarily due to lower microprocessor and chipset unit costs and higher microprocessor revenue. These increases were partially offset by higher operating expenses.
Operating Expenses
Operating expenses for Q3 2008 and Q3 2007 were as follows:

(In Millions)	Q3 2008	Q3 2007
Research and development	$1,471	$1,521
Marketing, general and administrative	$1,416	$1,381
Restructuring and asset impairment charges	$34	$125
Research and Development. R&D spending decreased slightly, $50 million, or 3%, in Q3 2008 compared to Q3 2007. This decrease was primarily due to lower product development costs and the divestiture of the NOR flash memory business partially offset by higher profit-dependent compensation expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Marketing, General and Administrative. Marketing, general and administrative expenses increased slightly, $35 million, or 3%, in Q3 2008 compared to Q3 2007. This increase was primarily due to higher profit-dependent compensation expenses and higher advertising expenses.
R&D, combined with marketing, general and administrative expenses, were 28% of net revenue in Q3 2008 (29% of net revenue in Q3 2007).
Restructuring and Asset Impairment Charges. In Q3 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges for Q3 2008 and Q3 2007 were as follows:

(In Millions)	Q3 2008	Q3 2007
Employee severance and benefit arrangements	$29	$39
Asset impairment charges	5	86

Total restructuring and asset impairment charges	$34	$125

See Management’s Discussion and Analysis of Financial Condition and Results of Operations “First Nine Months of 2008 compared to First Nine Months of 2007” of this Form 10-Q for further discussion.
Gains (Losses) on Equity Investments, Interest and Other, and Provision for Taxes
Gains (losses) on equity investments, net; interest and other, net; and provision for taxes for Q3 2008 and Q3 2007 were as follows:

(In Millions)	Q3 2008	Q3 2007
Gains (losses) on equity investments, net	$(396)	$148
Interest and other, net	$131	$211
Provision for taxes	$(819)	$(712)
Gains (losses) on equity investments, net, for Q3 2008 was a net loss of $396 million compared to a net gain of $148 million in Q3 2007. We recognized higher impairment charges and higher equity method losses in Q3 2008 compared to Q3 2007. In addition, Q3 2007 included approximately $110 million of dividend income from one of our investments. Impairment charges in Q3 2008 primarily related to a $250 million impairment charge recognized on our investment in Numonyx, which was due to a general decline in the NOR flash memory market segment. We also recognized a $25 million impairment charge on our investment in Micron Technology, Inc. in Q3 2008. Our equity method losses were primarily related to losses recognized on our investment in Numonyx ($68 million in Q3 2008) and Clearwire Corporation ($42 million in Q3 2008 and $27 million in Q3 2007).
Interest and other, net decreased to $131 million in Q3 2008 compared to $211 million in Q3 2007. Interest income was lower in Q3 2008 compared to Q3 2007 as a result of lower interest rates.
For details of our net losses recognized within gains (losses) on equity investments, net and interest and other, net, attributable to financial instruments categorized as Level 3 under the SFAS No. 157 hierarchy, see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q and “Liquidity and Capital Resources” within MD&A.
Our effective income tax rate was 28.9% in Q3 2008 compared to 28.4% in Q3 2007. The rate for Q3 2008 was negatively impacted by the expiration of the U.S. federal research and development income tax credit provisions at the end of 2007. The tax rate for Q3 2008 was positively impacted by a legal entity reorganization enabling the realization of certain non-U.S. losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - First Nine Months of 2008 Compared to First Nine Months of 2007
The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2008		YTD 2007
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$29,360	100.0%	$27,622	100.0%
Cost of sales	12,885	43.9%	13,944	50.5%

Gross margin	16,475	56.1%	13,678	49.5%
Research and development	4,406	15.0%	4,274	15.5%
Marketing, general and administrative	4,195	14.3%	3,953	14.3%
Restructuring and asset impairment charges	459	1.5%	282	1.0%

Operating income	7,415	25.3%	5,169	18.7%
Gains (losses) on equity investments, net	(564)	(1.9)%	176	0.7%
Interest and other, net	466	1.5%	560	2.0%

Income before taxes	7,317	24.9%	5,905	21.4%
Provision for taxes	2,259	7.7%	1,200	4.4%

Net income	$5,058	17.2%	$4,705	17.0%

Diluted earnings per share	$0.87		$0.79

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2008		YTD 2007
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$14,982	51%	$14,094	51%
Americas	5,888	20%	5,617	20%
Europe	5,487	19%	5,031	18%
Japan	3,003	10%	2,880	11%

Total	$29,360	100%	$27,622	100%

Our net revenue of $29.4 billion in the first nine months of 2008 increased 6% compared to the first nine months of 2007. The increase was primarily due to significantly higher microprocessor and chipset unit sales, which were partially offset by lower microprocessor average selling prices. The higher revenue from microprocessors and chipsets was partially offset by the impacts of divestitures. Revenue from the sale of NOR flash memory and cellular baseband products declined approximately $1.3 billion, primary as a result of the divestiture of these businesses. Revenue in all four regions increased in the first nine months of 2008 compared to the first nine months of 2007. Revenue in the Europe region increased by 9% compared to the first nine months of 2007, while revenue in the Asia-Pacific, Americas, and Japan regions increased by 6%, 5%, and 4% respectively compared to the first nine months of 2007.
Our overall gross margin dollars for the first nine months of 2008 were $16.5 billion, an increase of $2.8 billion, or 20%, compared to the first nine months of 2007. Our overall gross margin percentage increased to 56.1% in the first nine months of 2008, from 49.5% in the first nine months of 2007. The increase in gross margin percentage was primarily attributable to an increase in the gross margin percentage in the Digital Enterprise Group operating segment. In addition, our gross margin percentage increased due to the divestiture of our NOR flash memory business. We derived most of our overall gross margin dollars and operating profit in the first nine months of 2008 and the first nine months of 2007 from the sales of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” later in this section for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group operating segment for the first nine months of 2008 and the first nine months of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Microprocessor revenue	$12,413	$11,456
Chipset, motherboard, and other revenue	3,719	3,887

Net revenue	$16,132	$15,343
Operating income	$5,242	$3,113
Net revenue for the DEG operating segment increased by $789 million, or 5%, in the first nine months of 2008 compared to the first nine months of 2007. The increase in microprocessor revenue was due to higher microprocessor unit sales, and to a lesser extent, higher microprocessor average selling prices. A higher mix of enterprise microprocessor unit sales also had a positive impact on total average selling prices within the DEG operating segment. The decrease in chipset, motherboard, and other revenue was primarily due to lower motherboard unit sales and lower chipset average selling prices, partially offset by higher chipset unit sales.
Operating income increased by $2.1 billion, or 68%, in the first nine months of 2008 compared to the first nine months of 2007. The increase in operating income was primarily due to higher microprocessor revenue and lower microprocessor and chipset unit costs. Lower startup costs of approximately $360 million, approximately $180 million of lower factory underutilization charges related to chipset production, and lower operating expenses were partially offset by sales in the first nine months of 2007 of desktop microprocessors that had been previously written off.
Mobility Group
The revenue and operating income for the Mobility Group operating segment for the first nine months of 2008 and the first nine months of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Microprocessor revenue	$8,855	$7,671
Chipset and other revenue	3,292	2,903

Net revenue	$12,147	$10,574
Operating income	$4,265	$3,928
Net revenue for the MG operating segment increased by $1.6 billion, or 15%, in the first nine months of 2008 compared to the first nine months of 2007. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales, which were partially offset by significantly lower microprocessor average selling prices. The increase in chipset and other revenue was primarily due to higher chipset unit sales, which were partially offset by lower revenue from the sale of cellular baseband products. We are winding down the sales from the manufacturing agreement entered into as part of the divesture of the cellular baseband business.
Operating income increased by $337 million, or 9%, in the first nine months of 2008 compared to the first nine months of 2007. Higher microprocessor and chipset revenue and lower microprocessor unit costs were partially offset by higher operating expenses.
Operating Expenses
Operating expenses for the first nine months of 2008 and the first nine months of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Research and development	$4,406	$4,274
Marketing, general and administrative	$4,195	$3,953
Restructuring and asset impairment charges	$459	$282

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Research and Development. R&D spending increased slightly, $132 million, or 3% in the first nine months of 2008 compared to the first nine months of 2007. The increase was primarily due to higher process development costs as we transition from manufacturing start-up costs relating to our 45nm process technology to research and development of our next-generation 32nm process technology and higher profit-dependent compensation expenses partially offset by the divestiture of the NOR flash memory business.
Marketing, General and Administrative. Marketing, general and administrative expenses increased $242 million, or 6%, in the first nine months of 2008 compared to the first nine months of 2007. This increase was primarily due to higher advertising expenses, higher profit-dependent compensation expenses, and higher legal expenses.
R&D, combined with marketing, general and administrative expenses, were 29% of net revenue in the first nine months of 2008 (30% of net revenue in the first nine months of 2007).
Restructuring and Asset Impairment Charges. In Q3 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges for the first nine months of 2008 and the first nine months of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Employee severance and benefit arrangements	$125	$140
Asset impairment charges	334	142

Total restructuring and asset impairment charges	$459	$282

In Q1 2007, we incurred $54 million in asset impairment charges as a result of market conditions related to our Colorado Springs, Colorado facility, which has been placed for sale. In 2008, we incurred additional asset impairment charges related to our Colorado Springs facility, based on market conditions.
During Q3 2007, we recorded aggregate non-cash land, building, and equipment write-downs of $86 million, which included write-downs related to certain facilities in Santa Clara, California.
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
Restructuring and asset impairment activity for the first nine months of 2008 was as follows:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	138	334	472
Adjustments	(13)	—	(13)
Cash payments	(200)	—	(200)
Non-cash settlements	—	(334)	(334)

Accrued restructuring balance as of September 27, 2008	$52	$—	$52

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of September 27, 2008 was related to severance benefits that we recorded as a current liability within accrued compensation and benefits.
From Q3 2006 through Q3 2008, we incurred a total of $1.5 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $652 million related to employee severance and benefit arrangements for approximately 11,900 employees, of which 9,700 employees had left the company as of September 27, 2008. A substantial majority of these employee terminations affected employees within manufacturing, information technology, and marketing. We paid $600 million of the employee severance and benefit charges incurred as of September 27, 2008. The restructuring and asset impairment charges also included $878 million in asset impairment charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We estimate that employee severance and benefit charges to date will result in gross annual savings of approximately $1.1 billion, a portion of which we began to realize as early as Q3 2006. We are realizing these savings within marketing, general and administrative expenses, cost of sales, and R&D.
Our outlook for Q4 2008 is for additional restructuring and asset impairment charges of $250 million, which includes charges related our joint decision with Micron to discontinue the supply of NAND flash memory from a facility within the IMFT manufacturing network (see “Note 16: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further information). We may incur additional restructuring charges in the future for employee severance and benefit arrangements, as well as facility-related or other exit activities.
Gains (Losses) on Equity Investments, Interest and Other, and Provision for Taxes
Gains (losses) on equity investments, net; interest and other, net; and provision for taxes for the first nine months of 2008 and the first nine months of 2007 were as follows:

(In Millions)	YTD 2008	YTD 2007
Gains (losses) on equity investments, net	$(564)	$176
Interest and other, net	$466	$560
Provision for taxes	$(2,259)	$(1,200)
Gains (losses) on equity investments, net, for the first nine months of 2008 was a net loss of $564 million compared to a net gain of $176 million in the first nine months of 2007. We recognized higher impairment charges, higher equity method losses, and lower gains on sales of equity investments in the first nine months of 2008 compared to the first nine months of 2007. In addition, the first nine months of 2007 included approximately $110 million of dividend income from one of our investments. Impairment charges in the first nine months of 2008 included a $250 million impairment charge on our investment in Numonyx and $97 million of impairment charges on our investment in Micron. The impairment charges on our investment in Numonyx was due to a general decline in the NOR flash memory market segment. The impairment charges on our investment in Micron reflect the difference between our cost basis and the fair value of our investment in Micron at the end of the quarter and were principally based on our assessment of Micron’s financial results and the competitive environment, particularly for NAND memory products. Our equity method losses were primarily related to net losses recognized on our investment in Clearwire ($118 million in the first nine months of 2008 and $31 million in the first nine months of 2007) and Numonyx ($68 million in the first nine months of 2008). The net loss of $31 million recognized on our investment in Clearwire in the first nine months of 2007 included a gain of $39 million from Q1 2007 as a result of Clearwire’s initial public offering.
Interest and other, net decreased to $466 million in the first nine months of 2008 compared to $560 million in the first nine months of 2007. Lower interest income and fair value losses experienced in the first nine months of 2008 on our trading assets were partially offset by higher gains on divestitures ($59 million in the first nine months of 2008 and $21 million in the first nine months of 2007). Interest income was lower in the first nine months of 2008 compared to the first nine months of 2007 as a result of lower interest rates, partially offset by higher average investment balances.
For details of our net losses recognized within gains (losses) on equity investments, net and interest and other, net, attributable to financial instruments categorized as Level 3 under the SFAS No. 157 hierarchy, see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q and “Liquidity and Capital Resources” within MD&A.
Our effective income tax rate for the first nine months of 2008 was 30.9%, compared to 20.3% for the first nine months of 2007. The rate for the first nine months of 2007 was positively impacted by significant settlements with the U.S. Internal Revenue Service (IRS). The rate for the first nine months of 2008 was negatively impacted by the expiration of the U.S. federal research and development income tax credit provisions at the end of 2007 and a higher percentage of our profits being derived from higher-tax jurisdictions for the first nine months of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources
Cash, short-term investments, marketable debt instruments included in trading assets, and debt at the end of each period were as follows:

	Sept. 27,	Dec. 29,
(Dollars in Millions)	2008	2007
Cash, short-term investments, and marketable debt instruments included in trading assets	$11,795	$14,871
Short-term and long-term debt	$2,356	$2,122
Debt as % of stockholders’ equity	6.1%	5.0%
In summary, our cash flows were as follows:

	Nine Months Ended
	Sept. 27,	Sept. 29,
(In Millions)	2008	2007
Net cash provided by operating activities	$8,330	$7,891
Net cash used for investing activities	(3,876)	(7,764)
Net cash used for financing activities	(8,057)	(881)

Net increase (decrease) in cash and cash equivalents	$(3,603)	$(754)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations for the first nine months of 2008 increased slightly, by $439 million, compared to the first nine months of 2007, with net income increasing by $353 million. Total adjustments to reconcile net income to cash provided by operating activities, including net changes in assets and liabilities, was approximately flat for the first nine months of 2008 compared to the first nine months of 2007.
Inventories as of September 27, 2008 were approximately flat compared to December 29, 2007, as higher chipset and microprocessor inventories were offset by lower inventories of other products. Accounts receivable as of September 27, 2008 increased compared to December 29, 2007, due to timing of cash collections partially offset by lower revenue in the third quarter of 2008 compared to the fourth quarter of 2007. For the first nine months of 2008, our two largest customers accounted for 38% of net revenue (34% for the first nine months of 2007), with each of these customers accounting for 19% of revenue. These two largest customers accounted for 43% of net accounts receivable at September 27, 2008 (35% at December 29, 2007).
Changes in marketable debt instruments classified as trading asset activity are now included in investing activity due to the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159).
Investing Activities
Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities, and disposals, and investments in non-marketable and other equity investments.
The decrease in cash used in investing activities in the first nine months of 2008, compared to the first nine months of 2007, was primarily due to a decrease in purchases and an increase in maturities of available-for-sale debt investments. Lower investments in non-marketable equity investments (primarily related to our investments in IMFT and IMFS) and lower capital spending also contributed to less cash used for investing activities in the first nine months of 2008 compared to the first nine months of 2007. Due to the adoption of SFAS No. 159, purchases and maturities for marketable debt instruments classified as trading assets are included in investing activity for the first nine months of 2008, which caused an increase in cash outflows from investing activities in the first nine months of 2008 compared to the first nine months of 2007, as the related cash outflows were previously included as operating activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, and proceeds from sales of shares through employee equity incentive plans.
The higher cash used in financing activities in the first nine months of 2008, compared to the first nine months of 2007, was primarily due to an increase in repurchases and retirement of common stock and lower proceeds from the sale of shares pursuant to employee equity incentive plans. For the first nine months of 2008, we repurchased $7.2 billion of common stock compared to $1.3 billion repurchased in the first nine months of 2007. As of September 27, 2008, $7.4 billion remained available for repurchase under the existing repurchase authorization of $25 billion. We base our level of stock repurchases on internal cash management decisions, and this level may fluctuate. For the first nine months of 2008, proceeds from the sale of shares pursuant to employee equity incentive plans were $1.1 billion compared to $2.2 billion during the first nine months of 2007 as a result of a lower volume of employee exercises of stock options. For the first nine months of 2008, we paid $2.3 billion in cash dividends, higher than the $2.0 billion paid in the same period of the prior year, due to increases in quarterly cash dividends per common share. The higher dividend payments were offset by the $250 million of commercial paper outstanding as of September 27, 2008 (none outstanding in 2007).
Liquidity
Cash generated by operations is used as our primary source of liquidity. As of September 27, 2008, we also had an investment portfolio valued at $15.6 billion, consisting of cash and cash equivalents, marketable debt instruments included in trading assets, and short- and long-term investments.
Our investment policy requires all investments with original maturities up to 6 months to be rated at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities beyond three years require a minimum rating of AA-/Aa3. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions, which are reviewed annually by the Finance Committee of our Board of Directors. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the majority of the issuers are rated AA-/Aa2 or better. Additionally, we limit the amount of credit exposure to any one counterparty based on our periodic analysis of that counterparty’s relative credit standing. As of September 27, 2008, the total credit exposure to any single counterparty did not exceed $500 million.
Credit rating criteria for derivative instruments are similar to those for investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed our obligations with that counterparty. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions.
The credit quality of our investment portfolio remains high during this difficult credit environment, with other-than-temporary impairments on our available-for-sale debt instruments limited to $32 million during the first nine months of 2008. In addition, we have not seen any change in our ability to invest in high quality debt investments, and earn a return on those investments. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, as well as our investment in the Reserve Primary Fund of $250 million, we have not seen significant liquidation delays and we have received the full par value of our original debt investments when they matured. We have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive income for a sufficient period of time to allow for recovery of the principal amounts invested.
As of September 27, 2008, $10.3 billion of our portfolio had a remaining maturity of less than one year. As of September 27, 2008, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as trading assets was approximately $65 million (approximately $25 million as of December 29, 2007). As of September 27, 2008, our cumulative unrealized losses related to debt instruments classified as available-for-sale was approximately $120 million (approximately $55 million as of December 29, 2007). Substantially all of our unrealized losses can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.
Our portfolio includes $1.3 billion of asset-backed securities as of September 27, 2008. Approximately one-third of these securities were collateralized by first-lien mortgages, and the remaining were collateralized by student loans, credit card debt, or auto loans. During the first nine months of 2008, our asset-backed securities experienced net unrealized fair value declines totaling $48 million, of which $46 million was recognized in our consolidated condensed statements of income. As of September 27, 2008, the expected weighted average remaining maturity was less than two years.

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
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the third quarter of 2008 were approximately $1.3 billion, and $250 million of commercial paper remained outstanding as of September 27, 2008. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of September 27, 2008. Despite the recent tightening of the credit markets, our ability to access funds through the credit markets, including through the issuance of commercial paper, remains unchanged. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, and potential dividends, stock repurchases, and acquisitions or strategic investments.
Off-Balance Sheet Arrangements
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
Credit risk is factored into the valuation of financial instruments that we measure at fair value on a recurring basis. When fair value is determined using observable market prices, the credit risk is incorporated into the market price of the financial instrument. When fair value is determined using pricing models, such as a discounted cash flow approach, the issuer’s credit risk as well as Intel’s credit risk is factored into the calculation of the fair value. During the third quarter of 2008 and the first nine months of 2008, the valuation of our liabilities measured at fair value as well as our derivative instruments in a net liability position were not impacted by changes in our credit risk. The deterioration of the credit ratings of certain of our counterparties did not have a significant impact on the valuation of either our marketable debt instruments or derivative instruments in a net asset position.
When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, we classify those instruments as Level 3 under the SFAS No. 157 hierarchy. As of September 27, 2008, our financial instruments measured at fair value on a recurring basis included $16.4 billion of assets, of which $2.0 billion (12%) were classified as Level 3 instruments. In addition, our financial instruments measured at fair value on a recurring basis included $357 million of liabilities, of which $145 million (41%) were classified as Level 3 instruments. In the first nine months of 2008, we transferred approximately $675 million of assets from Level 3 to Level 2, due to a greater availability of observable market data. These assets primarily consisted of floating-rate notes. During the first nine months of 2008, we recognized an insignificant amount of losses on these instruments.
During the first nine months of 2008, the Level 3 assets and liabilities that are measured at fair value on a recurring basis experienced net unrealized fair value declines totaling $71 million. Of these declines, $43 million were recognized in our consolidated condensed statements of income. We believe the remaining $28 million, included in other comprehensive income, represents a temporary decline in the fair value of available-for-sale investments. We did not experience any significant realized gains (losses) related to the Level 3 assets or liabilities in our portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Marketable Debt Instruments
As of September 27, 2008, our assets measured at fair value on a recurring basis included $15.4 billion of marketable debt instruments. Of these instruments, approximately $1.5 billion were classified as Level 1, approximately $11.9 billion were classified as Level 2, and approximately $2.0 billion were classified as Level 3.
When available, we use observable market prices for identical securities to value our marketable debt instruments. If observable market prices are not available, we use non-binding market consensus prices that we seek to corroborate with observable market data, if available, or non-observable market data. When prices from multiple sources are available for a given instrument, we use observable market quotes to price our instruments, in lieu of prices from other sources.
Our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 1 instruments were classified as such due to the usage of observable market prices for identical securities that are traded in active markets. Marketable debt instruments in this category generally include certain of our floating-rate notes, corporate bonds, and money market fund deposits. Management judgment was required to determine our policy that defines the levels at which sufficient volume and frequency of transactions are met for a market to be considered active. Our assessment of an active market for our marketable debt instruments generally takes into consideration activity during each week of the one month period prior to the valuation date of each individual instrument, including the number of days each individual instrument trades and the average weekly trading volume in relation to the total outstanding amount of the issued instrument.
Approximately 15% of our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 2 instruments were classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using: non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow approach, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary models of pricing providers or brokers that utilize observable market data as valuation inputs and are also based on the internal assumptions of pricing providers or brokers. These models incorporate a number of valuation inputs including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and proprietary valuation methodologies using observable market inputs and to a lesser degree non-observable market inputs. We corroborate the non-binding market consensus prices with observable market prices using statistical models when observable market prices exist. The discounted cash flow approach uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. Approximately 40% of our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 2 instruments were classified as such due to the usage of a discounted cash flow approach, approximately 40% due to the usage of non-binding market consensus prices that are corroborated with observable market data, and approximately 5% due to the usage of quoted market prices for similar instruments. Marketable debt instruments classified as Level 2 instruments generally include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits, and a majority of floating-rate notes and corporate bonds.
Our marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 3 instruments were classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate the non-binding market consensus prices and non-binding broker quotes using unobservable data. Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes and corporate bonds. All of our investments in asset-backed securities were classified as Level 3, and substantially all of them were valued using non-binding market consensus prices that we were not able to corroborate with observable market data due to the lack of transparency in the market for asset-backed securities.
Money Market Fund Deposits
As of September 27, 2008, our marketable debt instruments included $1.7 billion of money market fund deposits. Of these money market fund deposits, $1.4 billion were classified as Level 1 and $250 million were classified as Level 2. Our money market fund deposits classified as Level 2 consisted of our investment in the Reserve Primary Fund. The Reserve Primary Fund did not meet redemption requests and received approval from the Securities and Exchange Commission to temporarily suspend payments to investors. We reclassified our investment in the Reserve Primary Fund from Level 1 to Level 2 because the temporary suspension of redemptions in the Reserve Primary Fund was in place as of as September 27, 2008; therefore there was not an active market to meet the criteria for Level 1 classification.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Equity Securities
As of September 27, 2008, our portfolio of assets measured at fair value on a recurring basis included $401 million of marketable equity securities. Of these securities, $304 million were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration activity during each week of the one month period prior to the valuation date for each individual security, including the number of days each individual equity security trades and the average weekly trading volume in relation to the total outstanding shares of that security. The fair value of our investment in VMware, Inc. ($276 million) constituted most of the fair values of the marketable equity securities that we classified as Level 1. Our investment in VMware was reclassified from Level 2 to Level 1 during the third quarter of 2008 due to the expiration of our transfer restriction on VMware’s stock.
The remaining $97 million of our marketable equity securities were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security specific restrictions. The fair value of our investment in Micron ($76 million) constituted a substantially majority of the fair values of the marketable equity securities that we classified as Level 2. In measuring the fair value of our investment in Micron, our valuation reflects a discount from the quoted market price of Micron’s stock due to our investment being in a form of rights exchangeable into unregistered Micron stock.
As of September 27, 2008, our portfolio of assets measured at fair value on a recurring basis included $409 million of equity securities offsetting deferred compensation. All of these securities were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets.
Business Outlook
Our future results of operations and the topics of other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, current economic uncertainty, including the tightening of credit markets, as well as future economic conditions; our goals and strategies; new product introductions; plans to cultivate new businesses; pending divestitures or investments; revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expenses; marketing, general and administrative expenses; potential impairment of investments; our effective tax rate; pending legal proceedings; net gains (losses) from equity investments; and interest and other, net. The current uncertainty in global economic conditions makes it particularly difficult to predict product demand, and other related matters and makes it more likely that our actual results could differ materially from our expectations. We are focusing on efforts to improve operational efficiency and reduce spending that may result in several actions that could have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Our expectations for the remainder of 2008 are as follows:
Q4 2008
•	Revenue: between $10.1 billion and $10.9 billion.

•	Gross margin: 59% plus or minus a couple points.

•	Depreciation: approximately $1.1 billion.

•	Total spending (research and development plus marketing, general and administrative expenses): approximately $2.9 billion.

•	Restructuring and asset impairment charges: approximately $250 million, which includes charges related to our joint decision with Micron to discontinue the supply of NAND flash memory from a facility within the IMFT manufacturing network.

•	Net gains (losses) from equity investments and interest and other: Net loss of approximately $50 million.

•	Tax rate: approximately 29%, lower than previous expectations of approximately 33%, reflecting current expected income and the U.S. research and development income tax credit that was signed into law in October 2008 restoring the credit to the beginning of 2008.
Fiscal Year 2008
•	Capital spending: approximately $5.0 billion, plus or minus $100 million.

•	R&D spending: approximately $5.9 billion.

•	Total spending (research and development plus marketing, general and administrative expenses): approximately $11.5 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Status of Business Outlook and Scheduled Business Update
We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media, and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-Q, including any such statements that are incorporated by reference in this Form 10-Q. At the same time, we will keep this Form 10-Q and our most current business outlook publicly available on our Investor Relations web site at www.intc.com. The public can continue to rely on the business outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the “Business Outlook” and other forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings, our Mid-Quarter Business Update, and at other times.
As a result of the uncertainty in the current economic environment, we intend to publish a Mid-Quarter Business Update on December 4, 2008. From the close of business on November 28, 2008 until publication of the Update, we will observe a “quiet period” during which the Business Outlook and other forward-looking statements published in our Form 8-K filed on October 14, 2008, as reiterated or updated, as applicable, in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on the Business Outlook or our financial results or expectations.
A quiet period operating in a similar fashion with regards to the Business Outlook and our SEC filings will begin at the close of business on December 12, 2008 until our quarterly earnings release is published, presently scheduled for January 15, 2009. The exact timing and duration of our announced quiet periods, and any others that we utilize from time to time, may vary at our discretion.

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
Interest Rates
We are exposed to interest rate risk related to our investment portfolio and debt issuances. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in debt instruments are generally based on three-month LIBOR, or, if the maturities are longer than three months, the returns are generally swapped into U.S. dollar three-month LIBOR-based returns. The current financial markets are extremely volatile. A hypothetical 1.0% decrease in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in our net investment position of approximately $30 million as of September 27, 2008 (a decrease in our net investment position of $80 million as of December 29, 2007, assuming a hypothetical 1.0% decrease in interest rates). The hypothetical 1.0% interest rate decrease would have resulted in an increase in the fair value of our debt issuances of approximately $35 million as of September 27, 2008 and would have resulted in an increase in the fair value of our investment portfolio of approximately $5 million as of September 27, 2008 (an increase in the fair value of our debt issuances of approximately $95 million as of December 29, 2007 and an increase in the fair value of our investment portfolio of approximately $15 million as of December 29, 2007). The fluctuations in fair value of our debt issuances and investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment portfolio. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see Management’s Discussion and Analysis of Financial Condition and Results of Operations “Fair Value” in Item 2 of this Form 10-Q.
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
The marketable equity instruments included in trading assets are held to generate returns that offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity instruments are generally offset by the gains and losses on the related liabilities. Assuming a decline in market prices of approximately 25%, our net exposure to loss is approximately $30 million as of September 27, 2008 (a loss of approximately $20 million, assuming a decline in market prices of approximately 25% as of December 29, 2007).
As of September 27, 2008, the fair value of our marketable equity securities and equity derivative instruments, including hedging positions, was $416 million ($1.0 billion as of December 29, 2007). Our investments in VMware and Micron constituted 85% of our marketable equity securities as of September 27, 2008, and were carried at a fair market value of $276 million and $76 million, respectively. Our marketable equity method investment had a carrying value of $398 million and a fair value of $425 million as of September 27, 2008.
The current financial markets are extremely volatile. Assuming a loss of 55% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity securities could decrease by approximately $230 million, based on the value as of September 27, 2008 (a decrease in value of $565 million, based on the value as of December 29, 2007 using an assumed loss of 55%). Our marketable equity method investment, which is comprised of Clearwire, is excluded from our analysis, as the carrying value does not fluctuate based on market price changes. Therefore, the potential fair value decline would not be indicative of the impact on our financial statements, unless an other-than-temporary impairment was deemed necessary.

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot quantify the impact directly. The current financial markets are extremely volatile and there has been a tightening of the credit markets, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.0 billion as of September 27, 2008 ($805 million as of December 29, 2007). As of September 27, 2008, the carrying amount of our non-marketable equity method investments was $3.2 billion ($2.6 billion as of December 29, 2007). Most of the balance as of September 27, 2008 was concentrated in companies in the flash memory market segment, including our investments of $2.0 billion in IMFT ($2.2 billion as of December 29, 2007), $346 million in IMFS ($146 million as of December 29, 2007), and $503 million in Numonyx (see “Note 16: Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q).
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
Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:
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
The recent financial crisis could negatively affect our business, results of operations, and financial condition.
The recent financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on Intel’s business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; increased expense or inability to obtain short-term financing of Intel’s operations from the issuance of commercial paper; and increased impairments from the inability of investee companies to obtain financing.
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
In addition, although most of our products are sold in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, as well as certain investing and financing activities, are incurred in local currencies. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could harm our business operating results and financial condition. In addition, changes in tariff and import regulations and in U.S. and non-U.S. monetary policies may harm our operating results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our operating results and financial condition by increasing our overall tax rate.
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
Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our manufacturing processes, include costs such as:
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
In addition to the litigation risks mentioned above, we may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, and other issues on a global basis. As described in “Note 18: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed.
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
Factors that could cause actual results to differ materially from our expectations with regard to our announced restructuring include:
•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate work councils;

•	changes in assumptions related to severance and postretirement costs;

•	future dispositions;

•	new business initiatives and changes in product roadmap, development, and manufacturing;

•	changes in employment levels and turnover rates;

•	changes in product demand and the business environment, including changes related to the current uncertainty in global economic conditions; and

•	changes in the fair value of certain long-lived assets.
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
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them.

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
Climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our business.
Climate change can increase our costs, as a result of climate change mitigation programs and regulation as well as the risk posed by climate events that may have a direct economic impact. For example, the cost of perfluorocompounds (PFCs), a gas we use in our manufacturing, could increase over time under some climate change focused emissions trading programs that may be imposed by government regulation. If the use of PFCs is prohibited, we would need to obtain substitute materials that may cost more or be less available for our manufacturing operations. We also see the potential for higher energy costs driven by global warming regulation. Our costs could increase if utility companies pass on their costs, such as carbon taxes, costs associated with emission cap and trade programs, or renewable portfolio standards. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be sure that our plans will fully protect us from all such disasters or events. Many of our operations are located in semi-arid regions, such as the southwestern United States and Israel. Some scenarios predict that these regions may become even more vulnerable to prolonged droughts due to climate change.
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
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and non-marketable equity investments in private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity investment in a public or private company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss. The majority of our non-marketable equity investment portfolio balance is concentrated in companies in the flash memory market segment, and declines in this market segment or changes in management’s plans with respect to our investments in this market segment could result in significant impairment charges, impacting gains/losses on equity investments and interest and other.

Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our non-marketable equity investments in private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results of operations. Additionally, for cases in which we are required under equity method accounting to recognize a proportionate share of another company’s income or loss, such income and loss may impact our earnings. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities; gains or losses from equity method investments; and impairment charges related to debt securities as well as equity and other investments.
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
Interest and other, net could be harmed by macroeconomic and other factors.
Factors that could cause interest and other, net in our consolidated condensed statements of income to fluctuate include:
•	fixed-income, equity market volatility and credit market volatility, such as the current uncertainty in global economic conditions;

•	fluctuations in interest rates;

•	changes in our cash and investment balances;

•	fluctuations in foreign currency exchange rates; and

•	changes in our hedge accounting treatment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of September 27, 2008, $7.4 billion remained available for repurchase under the existing repurchase authorization.
Common stock repurchase activity under our authorized plan during the third quarter of 2008 was as follows (in millions, except per share amounts):

			Total Number of	Dollar Value of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Plans	Plans
June 29, 2008-July 26, 2008	19.0	$21.90	19.0	$9,105
July 27, 2008-August 23, 2008	49.1	$22.72	49.1	$7,990
August 24, 2008-September 27, 2008	25.3	$23.15	25.3	$7,403

Total	93.4	$22.67	93.4

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not included within the common stock repurchase totals in the tables above. See “Note 6: Common Stock Repurchases” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

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

INTEL CORPORATION (Registrant)
Date: October 30, 2008	By:	/s/ Stacy J. Smith
Stacy J. Smith
Vice President, Chief Financial Officer and Principal Accounting Officer