Form 10-K
period 2008-12-27
INTEL CORP
filed 2009-02-23
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 27, 2008.
      or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to                     .

Commission File Number 000-06217

INTEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-1672743
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2200 Mission College Boulevard, Santa Clara, California	95054-1549
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 765-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	The NASDAQ Global Select Market*

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2008, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was approximately
$120.9 billion
5,562 million shares of common stock outstanding as of February 6, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2009 Annual Stockholders’ Meeting to be filed subsequently—Part III of this Form 10-K.

INTEL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2008

PART I

ITEM 1. BUSINESS

Industry

We are the world’s largest semiconductor chip maker, based on revenue. We develop advanced integrated digital technology products, primarily integrated circuits, for industries such as computing and communications. Integrated circuits are semiconductor chips etched with interconnected electronic switches. We also develop platforms, which we define as integrated suites of digital computing technologies that are designed and configured to work together to provide an optimized user computing solution compared to components that are used separately. Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy.

We were incorporated in California in 1968 and reincorporated in Delaware in 1989. Our Internet address is www.intel.com. On this web site, we publish voluntary reports, which we update annually, outlining our performance with respect to corporate responsibility, including environmental, health, and safety compliance.

We use our Investor Relations web site, www.intc.com, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our web site. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Products

We strive to design and manufacture computing and communications components and platforms with improved overall performance and/or improved energy efficiency. Improved overall performance can include faster processing performance and other improved capabilities, such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, storage, security, manageability, utilization, reliability, ease of use, and interoperability among devices. Improved energy-efficient performance is achieved by balancing performance factors with lower power consumption. Lower power consumption may extend utilization time for battery-powered form factors and reduce system heat output, thereby providing power savings and reducing the total cost of ownership.

We offer products at various levels of integration, to allow our customers flexibility in creating computing and communications systems.

Components

Microprocessors

A microprocessor—the central processing unit (CPU) of a computer system—processes system data and controls other devices in the system, acting as the “brains” of the computer. We offer microprocessors with one or multiple processor cores designed for desktops, nettops, workstations, servers, embedded products, communications products, notebooks, netbooks, mobile Internet devices (MIDs), and consumer electronics. The following are characteristics of our microprocessors:

•	Multi-core microprocessors contain two or more processor cores, which can enable improved multitasking and energy-efficient performance by distributing computing tasks across multiple cores.
•	Cache is a memory that can be located directly on the microprocessor, permitting quicker access to frequently used data and instructions. Incorporating additional amounts and/or levels of cache can enable higher performance.
•	Our microprocessors can also include integrated memory controllers, which increase the speed of data transfer from cache and system memory.

During 2008, we introduced a new microarchitecture based on our 45-nanometer (nm) Hi-k metal gate silicon process technology (latest generation Intel® Coretm microarchitecture). Microarchitecture refers to the layout, density, and logical design of a microprocessor. The latest generation Intel Core microarchitecture incorporates features designed to increase performance and energy efficiency, such as:

Feature	Performance Enhancement
Intel® QuickPath Technology	Utilizes an integrated memory controller to allow faster memory access than a standard front side bus
Intel® Turbo Boost Technology	Increases processor frequency when applications demand more performance
Intel® Hyper-Threading Technology	Allows each processor core to process two software tasks or threads simultaneously

During 2008, we also introduced the Intel® Atomtm processor family. These low-power processors are specifically designed for embedded solutions, MIDs, consumer electronics, and two new classes of simple and affordable Internet-focused computers called netbooks and nettops.

Chipsets

The chipset operates as the “nervous system” in a PC or other computing device, sending data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive, and CD or DVD drive. We offer chipsets designed for desktops, nettops, workstations, servers, embedded products, communications products, notebooks, netbooks, MIDs, and consumer electronics. The following are functions of chipsets:

•	Chipsets perform essential logic functions, such as balancing the performance of the system and removing bottlenecks.
•	Chipsets extend the graphics, audio, video, and other capabilities of many systems.
•	Chipsets may also control access between the CPU and system memory.

Motherboards

We offer motherboard products designed for our desktop, workstation, and server platforms. A motherboard is the principal board within a system, and typically contains the CPU, chipset, memory, and other components. The motherboard also has connectors for attaching devices to the bus, which is the subsystem that transfers data between various components of a computer.

Wired and Wireless Connectivity

We offer wired and wireless connectivity products, including network adapters and embedded wireless cards, based on industry-standard protocols used to translate and transmit data across networks. Wireless connectivity products based on WiFi technology allow users to wirelessly connect to high-speed local area networks, typically within a close range. We have also developed wireless connectivity products for both mobile and fixed networks based on WiMAX, a standards-based wireless technology providing high-speed broadband connectivity, which links users and networks up to several miles apart.

Platforms

We offer platforms that incorporate various components and technologies. A platform typically includes a microprocessor, chipset, and enabling software, and may include additional hardware, services, and support. In developing our platforms, we may include components made by other companies. A component is one of any number of software or hardware features that may be incorporated into a computer, handheld device, or other computing system, including a microprocessor, chipset, motherboard, memory, wired or wireless connectivity device, or software. Platforms based on our latest generation Intel Core microarchitecture integrate a memory controller into each microprocessor and connect processors and other components with a high-speed interconnect. We refer to certain platform brands within our product offerings as processor technologies.

Microprocessor and Platform Technologies

We offer features to improve microprocessor and platform capabilities that can enhance system performance and user experience. For example, we offer technologies that can help information technology managers diagnose, fix, and protect enabled systems that are plugged into a power source and connected to a network, even if a computer is turned off or has a failed hard drive or operating system. Additional features can enable virtualization, in which a single computer system can function as multiple virtual systems by running multiple operating systems and applications. Virtualization can consolidate workloads and provide increased security and management capabilities. To take advantage of these and other features that we offer, a computer system must have a microprocessor that supports a chipset and BIOS (basic input/output system) that use the technology, and software that is optimized for the technology. Performance will vary depending on the system hardware and software used.

Additional Product Offerings

NAND flash memory is a specialized type of memory component primarily used in memory cards, digital audio players, and system-level applications, such as solid-state drives used to store data and program code. NAND flash memory retains information even when the power is off, and provides faster access to data than traditional hard drives. Flash memory does not have any moving parts, unlike a device such as a rapidly spinning disk drive, allowing flash memory to be more tolerant of bumps and shocks.

Communications infrastructure products are the basic building blocks for modular communications platforms and include advanced, fully programmable processors used in networking equipment to rapidly manage and direct data moving across networks and the Internet.

Network and server storage products include small-business and home-network memory systems built for performance, security, and manageability. These products allow data storage resources to be added to either of the two most prevalent types of networking technology: Ethernet or Fibre Channel.

Software products primarily help enable the creation of applications with software development tools designed to complement our latest hardware technologies.

Revenue by Major Operating Segment

Net revenue for our major operating segments, the Digital Enterprise Group (DEG) and the Mobility Group (MG), presented as a percentage of our consolidated net revenue, was as follows:

Percentage of Revenue
(Dollars in Millions)

Revenue from sales of microprocessors for our major operating segments, presented as a percentage of our consolidated net revenue, was as follows:

Percentage of Revenue
(Dollars in Millions)

Below, we discuss the key products and processor technologies, including some key introductions, of our major operating segments. For a discussion of our strategy, see “Strategy” in Part II, Item 7 of this Form 10-K.

Digital Enterprise Group

The Digital Enterprise Group offers products that are incorporated into desktop and nettop computers, enterprise computing servers and workstations, a broad range of embedded applications, and other products that help make up the infrastructure for the Internet. DEG’s products include microprocessors and related chipsets and motherboards designed for the desktop and enterprise computing market segments; microprocessors and chipsets for embedded applications; components for communications infrastructure equipment, such as network processors; wired connectivity devices; and products for network and server storage.

Desktop Market Segment

Our current desktop microprocessor offerings include the:

• Intel® Coretm i7 processor Extreme Edition	• Intel® Pentium® Dual-Core processor
• Intel® Coretm i7 processor	• Intel® Celeron® Dual-Core processor
• Intel® Coretm2 Extreme processor	• Intel® Celeron® processor
• Intel® Coretm2 Quad processor	• Intel® Atomtm processor
• Intel® Coretm2 Duo processor

Most of these Intel Core microarchitecture-based processors are manufactured using our 45nm Hi-k metal gate silicon technology (45nm process technology). We offer desktop microprocessors at a variety of price/performance points, from the high-end Intel Core i7 processor Extreme Edition—a quad-core processor based on our latest generation Intel Core microarchitecture designed for processor-intensive tasks in demanding multitasking environments—to the Intel Celeron processor designed to provide value, quality, and reliability for basic computing needs. In addition, we offer the Intel Atom processor designed for low-power and affordable Internet-focused devices. The related chipsets for our desktop microprocessor offerings primarily include Intel® 4 Series Express Chipsets, Intel® 3 Series Express Chipsets, and Intel® 900 Series Express Chipsets.

We also offer processor technologies based on our microprocessors, chipsets, and motherboard products that are optimized for the desktop market segment. For business desktop PCs, we offer the Intel® Coretm2 Duo processor with vProtm technology and the Intel® Coretm2 Quad processor with vProtm technology, which are designed to provide increased security and manageability, energy-efficient performance, and lower cost of ownership.

Our new product offerings in 2008 and early 2009 include:

•	The Intel Core i7 processor family, including the Intel Core i7 processor Extreme Edition, based on our latest generation Intel Core microarchitecture, and designed for high-performance, power-efficient computing.
•	Intel Atom processors designed for low-power and affordable Internet-focused devices.
•	Intel 4 Series Express Chipsets designed to be used with 45nm Intel Core 2 Duo and Intel Core 2 Quad processors, helping to improve mainstream desktop system performance, energy efficiency, and video and sound quality.
•	Desktop motherboards that support a new generation of Intel® vProtm technology for business desktop PCs with enhanced manageability and security features.

Enterprise Market Segment

Our current server and workstation microprocessor offerings include the Intel® Xeon® processor and the Intel® Itanium® processor. Our Intel Xeon processor family of products supports a range of entry-level to high-end technical and commercial computing applications such as IP data centers. Compared to our Intel Xeon processor family, our Intel Itanium processor family generally supports an even higher level of reliability and computing performance for data processing, handling high transaction volumes, and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. Servers, which usually have multiple microprocessors or cores working together, manage large amounts of data, direct data traffic, perform complex transactions, and control central functions in local and wide area networks and on the Internet. Workstations typically offer higher performance than standard desktop PCs and are used for applications such as engineering design, digital content creation, and high-performance computing.

Our new product offerings in 2008 and early 2009 include:

•	Low-voltage Quad-Core Intel Xeon processors based on our 45nm process technology.
•	Intel Xeon processors designed to reduce the use of environmentally sensitive materials.
•	Intel Xeon processors with up to six processing cores and 16 megabytes (MB) of shared cache memory. These processors are built using our 45nm process technology, and are designed for high-end servers with up to 16 processor sockets.

Embedded and Communications Market Segments

We offer microprocessors and chipsets for embedded applications, and components—such as network processors—for communications infrastructure equipment.

Our new product offerings in 2008 and early 2009 include:

•	Quad-Core and Dual-Core Intel Xeon processors for embedded market segments, based on our 45nm process technology. These processors are designed for storage, router, security, medical, communications, and other high-performance, memory-intensive applications.
•	Intel Atom processors designed for embedded applications such as in-vehicle information/entertainment systems, portable point-of-sale retail devices, and industrial robotics.
•	A new category of highly integrated, purpose-built System on Chip (SoC) products designed for embedded security, storage, communications, and industrial robotic applications. SoC products integrate core processing functionality with specific components, such as graphics, audio, and video, onto a single chip with reduced power consumption and size. These SoC products are based on Intel® architecture.

Mobility Group

The Mobility Group offers products including microprocessors and related chipsets designed for the notebook and netbook market segments, wireless connectivity products, and energy-efficient products designed for the MID and ultra-mobile PC market segments. We also offer Intel® Centrino® and Intel® Centrino® 2 processor technologies based on our microprocessors, chipsets, and wireless network connections.

Our current mobile microprocessor offerings include the:

• Intel® Coretm2 Extreme mobile processor	• Intel® Celeron® Dual-Core processor
• Intel® Coretm2 Quad mobile processor	• Intel® Celeron® M processor
• Intel® Coretm2 Duo mobile processor	• Intel® Celeron® processor
• Intel® Coretm2 Solo mobile processor	• Intel® Atomtm processor

We offer mobile microprocessors for notebooks at a variety of price/performance points, from the Intel Core 2 Extreme mobile processor designed for gaming to the Intel Celeron processor designed to provide value, quality, and reliability for basic computing needs. In addition, we offer the Intel Atom processor designed for netbooks, MIDs, and ultra-mobile PCs. We offer these processors in various packaging options, giving our customers flexibility for a wide range of system designs for notebook PCs and other mobile computing devices. The related chipsets for our mobile microprocessor offerings primarily include Mobile Intel® 4 Series Express Chipsets and Mobile Intel® 900 Series Express Chipsets.

In 2008, the majority of the revenue in the MG operating segment was from the sale of products that make up our Intel Centrino and Intel Centrino 2 processor technologies. These technologies are designed to provide high performance with improved multitasking, power-saving features to improve battery life, smaller form factors, wireless network connectivity, and improved boot times compared to similar microprocessors that do not incorporate our Intel Centrino and Intel Centrino 2 processor technologies. Intel® Centrino® with vProtm technology and Intel® Centrino® 2 with vProtm technology include the features of Intel Centrino and Intel Centrino 2 processor technologies, respectively, and are designed to provide mobile business PCs with increased security, manageability, and energy-efficient performance.

Our new product offerings in 2008 and early 2009 include:

•	Intel Core 2 Quad mobile processors, designed to handle complex compute and visualization tasks on notebook workstations.
•	Intel Centrino 2 processor technology and Intel Centrino 2 with vPro technology, designed to deliver higher performance, longer battery life, faster wireless connectivity, and enhanced manageability and security capabilities compared to earlier versions of Intel Centrino processor technology. These platforms are based on new versions of Intel Core 2 Duo mobile processors.
•	Mobile Intel 4 Series Express Chipsets designed to be used with 45nm Intel Core 2 Duo and Intel Core 2 Quad mobile processors.
•	Intel Atom processors specifically designed for MIDs and netbooks.

Other Products

NAND Solutions Group

We offer NAND flash memory products primarily used in memory cards and system-level applications, such as solid-state drives. Our solid-state drives, available in densities ranging from 1 gigabyte (GB) to 160 GB, are designed to enable faster boot times, lower power consumption, increase reliability, improve performance, and weigh less than standard hard disk drives. Components for our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT) using 34nm or 50nm process technology. See “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Our new product offerings in 2008 and early 2009 include:

•	80-GB and 160-GB solid-state drives based on NAND flash technology, designed for laptop and desktop computers.
•	High-performance, 32-GB and 64-GB solid-state drives based on NAND flash technology, designed for use in servers, workstations, and storage systems.

Digital Home Group

The Digital Home Group offers products, including SoC designs, for use in consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home. In addition, we offer components for consumer electronics devices such as digital TVs, high-definition media players, and set-top boxes, which receive, decode, and convert incoming data signals.

Digital Health Group

The Digital Health Group offers technology-enabled products for healthcare providers as well as for use in personal healthcare. In 2008, we introduced the Intel® Health Guide, a personal health system designed to allow clinicians to remotely monitor and manage patients’ care through an online interface.

Manufacturing and Assembly and Test

As of December 27, 2008, 70% of our wafer fabrication, including microprocessors and chipsets, was conducted within the U.S. at our facilities in Arizona, Oregon, Massachusetts, New Mexico, and California. The remaining 30% of our wafer fabrication was conducted outside the U.S. at our facilities in Ireland and Israel.

As of December 27, 2008, we primarily manufactured our products in wafer fabrication facilities at the following locations:

Products	Wafer Size	Process Technology	Locations
Microprocessors	300mm	45nm	Arizona, New Mexico, Israel
Chipsets and microprocessors	300mm	65nm	Ireland, Arizona, Oregon
Chipsets, microprocessors, and other products	300mm	90nm	Ireland
Chipsets	200mm	130nm	Oregon, Massachusetts, Arizona, California
NOR flash memory	200mm	65nm–130nm	Ireland
Chipsets	200mm	180nm and above	Ireland

We expect to increase the capacity of certain facilities listed above through additional investments in capital equipment. In addition to our current facilities, we are building a 300mm wafer fabrication facility in China. Subsequent to the end of 2008, management approved plans to restructure some of our manufacturing and assembly and test operations, and align our manufacturing and assembly and test capacity to current market conditions. These actions, which are expected to take place beginning in 2009, include stopping production at a 200mm wafer fabrication facility in Oregon and ending production at our 200mm wafer fabrication facility in California.

As of December 27, 2008, the substantial majority of our microprocessors were manufactured on 300mm wafers using our 45nm process technology. In the second half of 2009, we expect to begin manufacturing microprocessors using our 32nm process technology. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to prepare each factory for manufacturing. However, continuing to advance our process technology provides benefits that we believe justify these costs. The benefits of moving to each succeeding generation of manufacturing process technology can include using less space per transistor, reducing heat output from each transistor, and/or increasing the number of integrated features on each chip. These advancements can result in microprocessors that are higher performing, consume less power, and/or cost less to manufacture.

To augment capacity, we use third-party manufacturing companies (foundries) to manufacture wafers for certain components, including networking and communications products. In addition, we primarily use subcontractors to manufacture board-level products and systems, and purchase certain communications networking products from external vendors, principally in the Asia-Pacific region.

Our NAND flash memory products are manufactured by IMFT, a NAND flash memory manufacturing company that we formed with Micron Technology, Inc. We currently purchase 49% of the manufactured output of IMFT. Assembly and test of NAND flash memory products is performed by Micron and other external subcontractors. See “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

During the second quarter of 2008, we completed the divestiture of our NOR flash memory business in exchange for an ownership interest in Numonyx B.V. We entered into supply and services agreements that involved the manufacture and the assembly and test of NOR flash memory products for Numonyx through 2008. In the fourth quarter of 2008, we agreed with Numonyx to extend certain supply and service agreements through the end of 2009. In addition, we are leasing a wafer fabrication facility located in Israel to Numonyx. That facility is not shown in our above listing of wafer fabrication facilities. See “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Following the manufacturing process, the majority of our components are subject to assembly and test. We perform our components assembly and test at facilities in Malaysia, China, Costa Rica, and the Philippines. We are building a new assembly and test facility in Vietnam that is expected to begin production in 2010. To augment capacity, we use subcontractors to perform assembly of certain products, primarily chipsets and networking and communications products. The restructuring plans described above include closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China, and are expected to take place beginning in 2009.

Our employment practices are consistent with, and we expect our suppliers and subcontractors to abide by, local country law. In addition, we impose a minimum employee age requirement as well as progressive environmental, health, and safety (EHS) requirements, regardless of local law.

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

Research and Development

We are committed to investing in world-class technology development, particularly in the design and manufacture of integrated circuits. Research and development (R&D) expenditures in 2008 were $5.7 billion ($5.8 billion in fiscal year 2007 and $5.9 billion in fiscal year 2006).

Our R&D activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms, which will in turn enable new form factors and new usage models for businesses and consumers. Our R&D activities range from design and development of products, to developing and refining manufacturing processes, to researching future technologies and products.

We are focusing our R&D efforts on advanced computing, communications, and wireless technologies as well as energy efficiency by developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of microprocessors and chipsets, improving our platform initiatives, and developing software solutions and tools to support our technologies. Our R&D efforts enable new levels of performance and address areas such as scalability for multi-core architectures, energy efficiency, system manageability and security, ease of use, and new communications capabilities. In addition, we are making significant R&D investments in growth areas such as SoC, MIDs, embedded applications, consumer electronics, and graphics.

As part of our R&D efforts, we plan to introduce a new microarchitecture for our mobile, desktop, and Intel Xeon processors approximately every two years and ramp the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. Our leadership in silicon technology has enabled us to make “Moore’s Law” a reality. Moore’s Law predicted that transistor density on integrated circuits would double about every two years. Our leadership in silicon technology has also helped to expand on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products and platforms optimized for a wider variety of applications. In 2008, we introduced a new microarchitecture using our 45nm process technology. We are currently developing 32nm process technology, our next-generation process technology, and expect to begin manufacturing products using that technology in the second half of 2009.

Our R&D model is based on a global organization that emphasizes a collaborative approach to identifying and developing new technologies, leading standards initiatives, and influencing regulatory policy to accelerate the adoption of new technologies. Our R&D initiatives are performed by various business groups within the company, and we centrally manage key cross-business group product initiatives to align and prioritize our R&D activities across these groups. In addition, we may augment our R&D initiatives by investing in companies or entering into agreements with companies that have similar R&D focus areas. For example, we have an agreement with Micron for joint development of NAND flash memory technologies.

Employees

As of December 27, 2008, we had approximately 83,900 employees worldwide, with more than 50% of these employees located in the U.S. Worldwide, we had approximately 86,300 employees as of December 29, 2007 and 94,100 as of December 30, 2006.

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

Our worldwide reseller sales channel consists of thousands of indirect customers who are systems builders that purchase Intel microprocessors and other products from our distributors. We have a boxed processor program that allows distributors to sell Intel microprocessors in small quantities to these systems-builder customers; boxed processors are also available in direct retail outlets.

In 2008, Hewlett-Packard Company accounted for 20% of our net revenue (17% in 2007) and Dell Inc. accounted for 18% of our net revenue (18% in 2007). No other customer accounted for more than 10% of our net revenue. For information about revenue and operating income by operating segment, and revenue from unaffiliated customers by geographic region/country, see “Results of Operations” in Part II, Item 7 and “Note 25: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

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

Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue and related costs of sales is deferred. Our standard terms and conditions of sale typically provide that payment is due at a later date, generally 30 days after shipment, delivery, or the customer’s use of the product. Our credit department sets accounts receivable and shipping limits for individual customers to control credit risk to Intel arising from outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance if necessary. Credit losses may still be incurred due to bankruptcy, fraud, or other failure of the customer to pay. For information about our allowance for doubtful receivables, see “Schedule II—Valuation and Qualifying Accounts” in Part IV of this Form 10-K.

Most of our sales to distributors are made under agreements allowing for price protection on unsold merchandise and a right of return on stipulated quantities of unsold merchandise. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. On most products, there is no contractual limit on the amount of price protection, nor is there a limit on the time horizon under which price protection is granted. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. Although we have the option to grant credit for, repair, or replace defective product, there is no contractual limit on the amount of credit granted to a distributor.

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

Seasonal Trends

Our microprocessor sales generally have followed a seasonal trend. Historically, our sales have been higher in the second half of the year than in the first half of the year. Consumer purchases of PCs have historically been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, purchases from businesses have also historically tended to be higher in the second half of the year. This seasonal trend did not occur in 2008, and there can be no assurance that it will resume in the future.

Marketing

Our corporate marketing objectives are to build a strong Intel corporate brand that connects with consumers, and have a limited set of product brands for our advanced microprocessors and related technologies. Our intention is to have a limited number of meaningful and valuable brands in our portfolio to aid in making informed choices and making technology purchase decisions easier for both businesses and consumers. The Intel Core i7, Intel Core 2 Extreme, Intel Core 2 Quad, Intel Core 2 Duo, Intel Atom, Pentium, Celeron, Intel Xeon, and Itanium trademarks make up our processor brands. Microprocessors are at the center of our most advanced processor technologies, which include Intel Centrino processor technology and Intel Core 2 processors with vPro technology.

We promote brand awareness and generate demand through our own direct marketing as well as co-marketing programs. Our direct marketing activities include television, print and web-based advertising, as well as press relations, consumer and trade events, and industry and consumer communications. We market to consumer and business audiences, and focus on building awareness and generating demand for increased performance, power efficiency, and new capabilities.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® Program. This program broadens the reach of our brands beyond the scope of our own direct advertising. Through the Intel Inside Program, certain customers are licensed to place Intel logos on computers containing our microprocessors and processor technologies, and to use our brands in marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for marketing activities for products featuring Intel brands, subject to the OEMs meeting defined criteria. These marketing activities primarily include television, web-based marketing, and print; and in the beginning of 2008, we increased our focus on web-based marketing. We have also entered into joint marketing arrangements with certain customers.

Competition

The semiconductor industry is dynamic, characterized by rapid advances in technology and frequent product introductions. As unit volumes of a product grow, production experience is accumulated and costs typically decrease, further competition develops, and prices decline. The life cycle of our products is very short, sometimes less than a year. These short product life cycles and other factors lead to frequent negotiations with our OEM customers, which typically are large, sophisticated buyers who are also operating in very competitive environments. Our ability to compete depends on our ability to navigate this environment, by improving our products and processes faster than our competitors, anticipating changing customer requirements, developing and launching new products and platforms, pricing our products competitively, and reducing average unit costs. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Our products compete primarily based on performance, features, price, quality, reliability, brand recognition, and availability. We are focused on offering innovative products and worldwide support for our customers at competitive prices, including providing improved energy-efficient performance, enhanced security, manageability, and integrated solutions. We believe that our platform strategy provides us with a competitive advantage. We offer platforms that incorporate various components designed and configured to work together to provide an optimized user computing solution compared to components that are used separately.

Our competitors range in size from large established multinational companies with multiple product lines to smaller companies and new entrants to the marketplace that compete in specialized market segments. Some of our competitors may have development agreements with other companies, and in some cases our competitors may also be our customers or suppliers. Product offerings may cross over into multiple product categories, providing us with new opportunities but also resulting in more competition. It may be difficult for us to compete in market segments in which our competitors have established products and brand recognition.

We believe that our network of manufacturing facilities and assembly and test facilities gives us a competitive advantage. This network enables us to have more direct control over our processes, quality control, product cost, volume, timing of production, and other factors. These facilities require significant up-front capital spending, and many of our competitors do not own such facilities because they may not be able to afford to do so or because their business models involve the use of third-party facilities for manufacturing and assembly and test. These “fabless semiconductor companies” include Broadcom Corporation, NVIDIA Corporation, QUALCOMM Incorporated, and VIA Technologies, Inc. (VIA). Some of our competitors own portions of such facilities through investment or joint-venture arrangements with other companies. Advanced Micro Devices, Inc. (AMD) intends to sell an interest in its manufacturing operations.

A group of foundries and assembly and test subcontractors offers their services to companies that do not own facilities or to companies needing additional capacity. These foundries and subcontractors may also offer intellectual property, design services, and other goods and services to our competitors. A disadvantage of our approach compared to fabless semiconductor companies is that it is more difficult for us to reduce our costs in the short term. Also, competitors who outsource their manufacturing and assembly and test operations can significantly reduce their capital expenditures.

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

Microprocessors

We continue to be largely dependent on the success of our microprocessor business. Our ability to compete depends on our ability to deliver new microprocessor products with improved overall performance and improved energy-efficient performance at competitive prices. Some of our microprocessor competitors, such as AMD, market software-compatible products that compete with our processors. We also face competition from companies offering rival architecture designs, such as Cell Broadband Engine Architecture developed jointly by International Business Machines Corporation (IBM), Sony Corporation, and Toshiba Corporation; Power Architecture* offered by IBM; ARM architecture developed by ARM Limited; and Scalable Processor Architecture (SPARC*) offered by Sun Microsystems, Inc. NVIDIA has developed a programming interface to attempt to expand the use of its graphics processors to accomplish general-purpose computing functions typically performed by a microprocessor in highly parallel applications.

The following is a list of our main microprocessor competitors by market segment:

•	Desktop: AMD and VIA
•	Mobile: AMD and VIA
•	Enterprise: AMD, IBM, and Sun Microsystems
•	Embedded: AMD, Freescale Semiconductor, Inc., and VIA

In addition, our Intel Atom processor family competes against processors offered by AMD and VIA, and from companies using rival architectures, such as ARM and MIPS.

Chipsets

Our chipsets compete in the various market segments against different types of chipsets that support either our microprocessor products or rival microprocessor products. Competing chipsets are produced by companies such as AMD (including chipsets marketed under the ATI Technologies, Inc. brand), NVIDIA, Silicon Integrated Systems Corporation, and VIA.

We also compete with companies offering graphics components and other special-purpose products used in the desktop, mobile, and enterprise market segments. One aspect of our business model is to incorporate improved performance and advanced properties into our microprocessors and chipsets, for which demand may increasingly be affected by competition from companies, such as NVIDIA and AMD (including products marketed under the ATI Technologies, Inc. brand), whose business models are based on incorporating improved performance into dedicated chipsets and other components, such as graphics controllers.

Flash Memory

Our NAND flash memory products currently compete with NOR and NAND products primarily manufactured by Hynix Semiconductor Inc., Micron, Numonyx, Samsung Electronics Co., Ltd., SanDisk Corporation, Spansion Inc., and Toshiba.

Connectivity

We offer products designed for wired and wireless connectivity; the communications infrastructure, including network processors; and networked storage. Our WiFi and WiMAX products currently compete with products manufactured by Atheros Communications, Inc., Broadcom, QUALCOMM, and other smaller companies.

Competition Lawsuits and Government Investigations

We are currently a party to a variety of lawsuits and government investigations involving our competitive practices. See “Note 24: Contingencies” in Part II, Item 8 of this Form 10-K.

Acquisitions and Strategic Investments

During 2008, we completed two acquisitions qualifying as business combinations. See “Note 11: Acquisitions” in Part II, Item 8 of this Form 10-K. Also, we completed the divestiture of our NOR flash memory business in exchange for an ownership interest in Numonyx.

Additionally, in 2008, we made a significant strategic investment in Clearwire Communications, LLC (Clearwire LLC). During the fourth quarter of 2008, Clearwire Corporation and Sprint Nextel Corporation combined their respective WiMAX businesses in conjunction with additional capital contributions from Intel and other investors to form a new company that retained the name Clearwire Corporation. The additional capital contributions included our cash investment of $1.0 billion. Our pre-existing investment in Clearwire Corporation (old Clearwire Corporation) was converted into shares of the new company (new Clearwire Corporation), and the additional capital contribution of $1.0 billion was invested in Clearwire LLC, a wholly owned subsidiary of the new Clearwire Corporation. For further discussion of our equity method investment in Clearwire LLC, see “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Intellectual Property and Licensing

Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets, trademarks, and maskwork rights. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems. We intend to license our intellectual property rights where we can obtain adequate consideration. See “Competition” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, and “Note 24: Contingencies” in Part II, Item 8 of this Form 10-K.

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

Compliance with Environmental, Health, and Safety Regulations

Our compliance efforts focus on monitoring regulatory and resource trends and setting company-wide performance targets for key resources and emissions. These targets address several parameters, including product design; chemical, energy, and water use; climate change; waste recycling; and emissions.

Intel focuses on reducing natural resource use, the solid and chemical waste by-products of our manufacturing processes, and the environmental impact of our products. We currently use a variety of materials in our manufacturing process that have the potential to adversely impact the environment and are subject to a variety of EHS laws and regulations. For example, lead and halogenated materials (such as certain flame retardants and plastics) have been used by the electronics industry for decades. Finding suitable replacements has been a technical challenge for the industry, and we have worked for years with our suppliers and others in the industry to develop lead-free and halogen-free solutions.

We work with the U.S. Environmental Protection Agency (EPA), non-governmental organizations, OEMs, and retailers to help manage e-waste (which includes electronic products nearing the end of their useful lives) and promote recycling. The European Union requires producers of certain electrical and electronic equipment to develop programs that allow consumers to return products for recycling. Many states in the U.S. have similar e-waste take-back laws. The inconsistency of many e-waste take-back laws and the lack of local e-waste management options in many areas pose a challenge for our compliance efforts. To mitigate these problems, we work with our distributors to provide recycling options for our products.

Intel seeks to reduce our global greenhouse gas emissions by investing in energy conservation projects in our factories and working with suppliers to improve energy efficiency. We take a holistic approach to power management, addressing the challenge at the silicon, package, circuit, micro/macro architecture, platform, and software levels. We recognize that climate change may cause general economic risk. For additional information on the risks of climate change, see “Risk Factors” in Item 1A of this Form 10-K. We routinely monitor energy costs to understand the long-range impacts that rising costs may have on our business. We see the potential for higher energy costs driven by climate change regulations. This could include items applied to utilities that are passed along to customers, such as carbon taxes or costs associated with emission cap and trade programs or renewable portfolio standards. In particular, regulations associated with the Western Climate Initiative could have an impact on our company, because a number of our large manufacturing facilities are located in the western United States. Similarly, our operations in Ireland are already subject to the European Union’s mandatory cap and trade scheme for global-warming emissions. All of our sites also may be impacted by utility programs directed by legislation, regulatory, or other pressures that are targeted to pass costs through to users.

We maintain business recovery plans that are intended to ensure our ability to recover from natural disasters or other events that can be disruptive to our business. Many of our operations are located in semi-arid regions, such as Israel and the southwestern United States. Some climate change scenarios predict that such regions can become even more vulnerable to prolonged droughts due to climate change. We have had an aggressive water conservation program in place for many years. We believe that our water conservation and recovery programs will help reduce our risk if water availability becomes more constrained in the future. We further maintain long-range plans to identify potential future water conservation actions that we can take.

We are committed to sustainability and take a leadership position in promoting voluntary environmental initiatives and working proactively with governments, environmental groups, and industry to promote global environmental sustainability. We believe that technology will be fundamental to finding solutions to the world’s environmental challenges, and we are joining forces with industry, business, and governments to find and promote ways that technology can be used as a tool to combat climate change.

For several years, we have been evaluating “green” design standards and incorporating green building concepts and practices into the construction of our buildings. We are in the process of obtaining Leadership in Energy and Environmental Design (LEED) certification for an office building under construction in Israel and a newly constructed fabrication building in Arizona. We have been purchasing wind power and other forms of renewable energy at some of our major sites for several years. At the beginning of 2008, we announced plans to purchase renewable energy certificates under a multi-year contract. The purchase placed Intel at the top of the EPA’s Green Power Partnership for 2008. The purchase was intended to help stimulate the market for green power, leading to additional generating capacity and, ultimately, lower costs.

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of February 20, 2009 (ages are as of December 27, 2008):

Craig R. Barrett, age 69
• 2005 – present,	Chairman of the Board
• 1998 – 2005,	Chief Executive Officer
• Member of Intel Board of Directors since 1992
• Joined Intel 1974

Paul S. Otellini, age 58
• 2005 – present,	President, Chief Executive Officer
• 2002 – 2005,	President, Chief Operating Officer
• Member of Intel Board of Directors since 2002
• Member of Google, Inc. Board of Directors
• Joined Intel 1974

Andy D. Bryant, age 58
• 2007 – present,	Executive VP, Finance and Enterprise Services, Chief Administrative Officer
• 2001 – 2007,	Executive VP, Chief Financial and Enterprise Services Officer
• Member of Columbia Sportswear Company and McKesson Corporation Board of Directors
• Joined Intel 1981

Stacy J. Smith, age 46
• 2007 – present,	VP, Chief Financial Officer
• 2006 – 2007,	VP, Assistant Chief Financial Officer
• 2004 – 2006,	VP of Finance and Enterprise Services, Chief Information Officer
• 2002 – 2004,	VP of Sales and Marketing Group, General Manager (GM) of Europe, Middle East, and Africa
• Joined Intel 1988

Sean M. Maloney, age 52
• 2008 – present,	Executive VP, Chief Sales and Marketing Officer
• 2006 – 2008,	Executive VP, GM of Sales and Marketing Group, Chief Sales and Marketing Officer
• 2005 – 2006,	Executive VP, GM of Mobility Group
• 2001 – 2005,	Executive VP, GM of Intel Communications Group
• Member of Autodesk, Inc. Board of Directors
• Joined Intel 1982

David Perlmutter, age 55
• 2007 – present,	Executive VP, GM of Mobility Group
• 2005 – 2007,	Senior VP, GM of Mobility Group
• 2005	VP, GM of Mobility Group
• 2000 – 2005,	VP, GM of Mobile Platforms Group
• Joined Intel 1980

Arvind Sodhani, age 54
• 2007 – present,	Executive VP of Intel, President of Intel Capital
• 2005 – 2007,	Senior VP of Intel, President of Intel Capital
• 1990 – 2005,	VP, Treasurer
• Joined Intel 1981

Robert J. Baker, age 53
• 2001 – present,	Senior VP, GM of Technology and Manufacturing Group
• Joined Intel 1979

Patrick P. Gelsinger, age 47
• 2005 – present,	Senior VP, GM of Digital Enterprise Group
• 2002 – 2005,	Senior VP, Chief Technology Officer
• Joined Intel 1979

William M. Holt, age 56
• 2006 – present,	Senior VP, GM of Technology and Manufacturing Group
• 2005 – 2006,	VP, Co-GM of Technology and Manufacturing Group
• 1999 – 2005,	VP, Director of Logic Technology Development
• Joined Intel 1974

D. Bruce Sewell, age 50
• 2005 – present,	Senior VP, General Counsel
• 2004 – 2005,	VP, General Counsel
• 2001 – 2004,	VP of Legal and Government Affairs, Deputy General Counsel
• Joined Intel 1995

Thomas M. Kilroy, age 51
• 2005 – present,	VP, GM of Digital Enterprise Group
• 2003 – 2005,	VP of Sales and Marketing Group, Co-President of Intel Americas
• Joined Intel 1990

ITEM 1A. RISK FACTORS

Fluctuations in demand for our products may harm our financial results and are difficult to forecast.
Current uncertainty in global economic conditions poses a risk to the overall economy, as consumers and businesses have deferred and may continue to defer purchases in response to tighter credit and less discretionary spending, which negatively affect product demand and other related matters. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:

•	changes in business and economic conditions, including a downturn in the semiconductor industry and/or the overall economy;
•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;
•	changes in the level of customers’ components inventory;
•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;
•	changes in customer product needs;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.

If product demand decreases, our manufacturing or assembly and test capacity could be under-utilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record under-utilization charges, which would have a negative impact on our gross margin. Factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. In the long term, if product demand increases, we may not be able to add manufacturing or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.

The recent financial crisis could negatively affect our business, results of operations, and financial condition.
The recent financial crisis affecting the banking system and financial markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income, and equity markets. There could be a number of follow-on effects from the credit crisis on Intel’s business, including insolvency of key suppliers, resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; increased expense or inability to obtain short-term financing of Intel’s operations from the issuance of commercial paper; and increased impairment charges due to declines in the fair values of marketable debt or equity investments. The current volatility in the financial markets and overall economic uncertainty increase the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them.

The semiconductor industry and our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, and by product demand that is highly variable and subject to significant downturns that may harm our business, results of operations, and financial condition.
The semiconductor industry and our operations are characterized by high costs, such as those related to facility construction and equipment, R&D, and employment and training of a highly skilled workforce, that are either fixed or difficult to reduce in the short term. At the same time, demand for our products is highly variable and there have been downturns, often in connection with maturing product cycles as well as downturns in general economic market conditions, such as the current economic environment. These downturns have been characterized by reduced product demand, manufacturing overcapacity and resulting excess capacity charges, high inventory levels, and lower average selling prices. The combination of these factors may cause our revenue, gross margin, cash flow, and profitability to vary significantly in both the short and long term.

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete.
We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to develop and market these new products successfully, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect demand for our products. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments on our assets.

We may be subject to litigation proceedings that could harm our business.
We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 24: Contingencies” in Part II, Item 8 of this Form 10-K, we are currently engaged in a number of litigation matters, particularly with respect to competition. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.

We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include equity or debt instruments of public or private companies, and many of these instruments are non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. The current economic environment may increase the risk of failure for many of the companies in which we invest due to limited access to credit and reduced frequency of liquidity events. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity investment in a public or private company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss. The majority of our non-marketable equity investment portfolio balance is concentrated in companies in the flash memory market segment and wireless connectivity market segment, and declines in these market segments or changes in management’s plans with respect to our investments in these market segments could result in significant impairment charges, impacting gains/losses on equity method investments and gains/losses on other equity investments.

Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our non-marketable equity investments in private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results of operations. Additionally, for cases in which we are required under equity method accounting to recognize a proportionate share of another company’s income or loss, such income and loss may impact our earnings. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to debt instruments as well as equity and other investments.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. The current volatility in the financial markets and overall economic uncertainty increase the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them.

Fluctuations in the mix of products sold may harm our financial results.
Because of the wide price differences among and within mobile, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue and gross margin. Our financial results also depend in part on the mix of other products that we sell, such as chipsets, flash memory, and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result can harm our financial results.

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

In addition, although most of our products are sold in U.S. dollars, we incur a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, as well as certain investing and financing activities, in local currencies. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could harm our business operating results and financial condition. In addition, changes in tariff and import regulations and in U.S. and non-U.S. monetary policies may harm our operating results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our operating results and financial condition by increasing our overall tax rate.

We maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial and may increase our expenses, which could harm our results of operations and financial condition. In addition, the recent financial crisis could pose solvency risks for our insurers, which could reduce our coverage if one or more of our insurance providers is unable to pay a claim.

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
Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our manufacturing processes, include:

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
From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. As described in “Note 24: Contingencies” in Part II, Item 8 of this Form 10-K, we are currently engaged in a number of litigation matters involving intellectual property rights. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

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

The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our production of affected items, our revenue could be harmed.

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

Changes in our decisions with regard to restructuring and efficiency efforts, and other factors, could affect our results of operations and financial condition.
Factors that could cause actual results to differ materially from our expectations with regard to restructuring actions include:

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
In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

In addition, our failure to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs, or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes, or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing and assembly and test processes.

Climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our business.
In addition to the possible direct economic impact that climate change could have on us, climate change mitigation programs and regulation can increase our costs. For example, the cost of perfluorocompounds (PFCs), a gas that we use in our manufacturing, could increase over time under some climate-change-focused emissions trading programs that may be imposed by government regulation. If the use of PFCs is prohibited, we would need to obtain substitute materials that may cost more or be less available for our manufacturing operations. We also see the potential for higher energy costs driven by climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be sure that our plans will fully protect us from all such disasters or events. Many of our operations are located in semi-arid regions, such as Israel and the southwestern United States. Some scenarios predict that these regions may become even more vulnerable to prolonged droughts due to climate change.

Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities;
•	adjustments to income taxes upon finalization of various tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;
•	changes in available tax credits;
•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and
•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Interest and other, net could be harmed by macroeconomic and other factors.
Factors that could cause interest and other, net in our consolidated statements of income to fluctuate include:

•	fixed-income, equity, and credit market volatility, such as that which is being experienced in the current global economic environment;
•	fluctuations in foreign currency exchange rates;
•	fluctuations in interest rates;
•	changes in our cash and investment balances; and
•	changes in our hedge accounting treatment.

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

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, we may fail to complete them due to:

•	failure to obtain required regulatory or other approvals;
•	intellectual property or other litigation;
•	difficulties that we or other parties may encounter in obtaining financing for the transaction; or
•	other factors.

Further, acquisitions, divestitures, and other transactions require substantial management resources and have the potential to divert our attention from our existing business. These factors could harm our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 27, 2008, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	27.2	16.8	44.0
Leased facilities[2]	1.7	2.8	4.5

Total facilities	28.9	19.6	48.5

[1]	Leases on portions of the land used for these facilities expire at varying dates through 2062.

[2]	Leases expire at varying dates through 2028 and generally include renewals at our option.

Our principal executive offices are located in the U.S. The majority of our wafer fabrication activities are also located in the U.S. Outside the U.S., we have wafer fabrication at our facilities in Ireland and Israel. In addition, we are building a new wafer fabrication facility in China. Our assembly and test facilities are located overseas, specifically in Malaysia, China, Costa Rica, and the Philippines. We are building a new assembly and test facility in Vietnam that is expected to begin production in 2010. In addition, we have sales and marketing offices worldwide. These facilities are generally located near major concentrations of users.

We have placed for sale certain facilities (see “Note 15: Restructuring and Asset Impairment Charges” in Part II, Item 8 of this Form 10-K). Additionally, subsequent to the end of 2008, management approved plans to restructure some of our manufacturing and assembly and test operations, and align our manufacturing and assembly and test capacity to current market conditions. These actions, which are expected to take place beginning in 2009, include closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. Except for these facilities, we believe that our existing facilities are suitable and adequate. We recorded under-utilization charges in the fourth quarter of 2008 as a result of our decision to reduce our facility loadings at certain facilities, due to a significant decrease in demand. We expect to continue to have under-utilization charges in 2009; however, we do plan to utilize the productive capacity of these facilities in the future.

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see “Note 25: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 24: Contingencies” in Part II, Item 8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price range of Intel common stock and dividend information may be found in “Financial Information by Quarter (Unaudited)” in Part II, Item 8 of this Form 10-K.

In 2008, during the first quarter we paid a cash dividend of $0.1275 per common share, and during the second, third, and fourth quarters we paid a cash dividend of $0.14 per common share, for a total of $0.5475 for the year ($0.1125 each quarter during 2007 for a total of $0.45 for the year). We have paid a cash dividend in each of the past 65 quarters. In January 2009, our Board of Directors declared a cash dividend of $0.14 per common share for the first quarter of 2009. The dividend is payable on March 1, 2009 to stockholders of record on February 7, 2009.

As of February 6, 2009, there were approximately 180,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of December 27, 2008, $7.4 billion remained available for repurchase under the existing repurchase authorization. A portion of our purchases in 2008 was executed under privately negotiated forward purchase agreements. In the third quarter of 2008, we executed a forward purchase agreement with Lehman Brothers OTC Derivatives Inc. (Lehman Brothers) in which we prepaid $1.0 billion and received an equivalent $1.0 billion of cash collateral from Lehman Brothers. However, in the fourth quarter, Lehman Brothers failed to deliver shares of Intel common stock, and we foreclosed on the $1.0 billion collateral.

Common stock repurchases under our authorized plan in each quarter of 2008 were as follows (in millions, except per share amounts):

			Total
			Number of
			Shares
		Average	Purchased
	Total	Price	as Part of
	Number	Paid	Publicly
	of Shares	Per	Announced
Period	Purchased	Share	Plans

December 30, 2007–March 29, 2008	121.9	$20.51	121.9
March 30, 2008–June 28, 2008	108.8	$22.98	108.8
June 29, 2008–September 27, 2008	93.4	$22.67	93.4
September 28, 2008–December 27, 2008	—	$—	—

Total	324.1	$21.96	324.1

We did not make any common stock repurchases under our authorized plan during the fourth quarter of 2008.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. These withheld shares are not included in the common stock repurchase totals in the tables above. For further discussion, see “Note 20: Common Stock Repurchases” in Part II, Item 8 of this Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Dow Jones Technology Index and the Standard & Poor’s (S&P) 500 Index for the five fiscal years ended December 27, 2008. The graph and table assume that $100 was invested on December 26, 2003 (the last day of trading for the fiscal year ended December 27, 2003) in each of our common stock, the Dow Jones Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the Dow Jones Technology Index, and the S&P 500 Index are based on our fiscal year.

Comparison of Five-Year Cumulative Return for Intel,
the Dow Jones Technology Index, and the S&P 500 Index

	2003	2004	2005	2006	2007	2008

Intel Corporation	$100	$76	$81	$67	$91	$49
Dow Jones Technology Index	$100	$103	$107	$117	$137	$76
S&P 500 Index	$100	$112	$118	$137	$145	$88

ITEM 6.	SELECTED FINANCIAL DATA

(In Millions, Except Per Share Amounts)	2008	2007	2006	2005[1]	2004[1]

Net revenue	$37,586	$38,334	$35,382	$38,826	$34,209
Gross margin	$20,844	$19,904	$18,218	$23,049	$19,746
Research and development	$5,722	$5,755	$5,873	$5,145	$4,778
Operating income	$8,954	$8,216	$5,652	$12,090	$10,130
Net income	$5,292	$6,976	$5,044	$8,664	$7,516
Earnings per common share
Basic	$0.93	$1.20	$0.87	$1.42	$1.17
Diluted	$0.92	$1.18	$0.86	$1.40	$1.16
Weighted average diluted shares outstanding	5,748	5,936	5,880	6,178	6,494
Dividends per share
Declared	$0.5475	$0.45	$0.40	$0.32	$0.16
Paid	$0.5475	$0.45	$0.40	$0.32	$0.16

(Dollars in Millions)	Dec. 27, 2008	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004

Property, plant and equipment, net	$17,544	$16,918	$17,602	$17,111	$15,768
Total assets	$50,715	$55,651	$48,368	$48,314	$48,143
Long-term debt	$1,886	$1,980	$1,848	$2,106	$703
Stockholders’ equity	$39,088	$42,762	$36,752	$36,182	$38,579
Additions to property, plant and equipment	$5,197	$5,000	$5,860	$5,871	$3,843
Employees (in thousands)	83.9	86.3	94.1	99.9	85.0

[1]	We started recognizing the provisions of SFAS No. 123(R) beginning in fiscal year 2006. See “Note 2: Accounting Policies” and “Note 19: Employee Equity Incentive Plans” in Part II, Item 8 of this Form 10-K.

The ratio of earnings to fixed charges for each of the five years in the period ended December 27, 2008 was as follows:

2008	2007	2006	2005	2004

51x	72x	50x	169x	107x

Fixed charges consist of interest expense, capitalized interest, and the estimated interest component of rent expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Overall strategy and the strategy for our operating segments.
•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. Analysis of our financial results comparing 2008 to 2007 and comparing 2007 to 2006.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.
•	Fair value. Discussion of the methodologies used in the valuation of our financial instruments.
•	Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of December 27, 2008, including expected payment schedule, and explanation of off-balance-sheet arrangements.
•	Business Outlook. Our expectations for selected financial items for the 2009 fiscal year.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part I, Item 1A of this Form 10-K). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 18, 2009.

Overview

Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our primary component-level products include microprocessors, chipsets, and flash memory.

Net revenue, gross margin, operating income, and net income for 2008 and 2007 were as follows:

(In Millions)	2008	2007

Net revenue	$37,586	$38,334
Gross margin	$20,844	$19,904
Operating income	$8,954	$8,216
Net income	$5,292	$6,976

The slowing of the worldwide economy resulted in a weak fourth quarter. The pace of the revenue decline in the fourth quarter was dramatic and resulted from reduced demand and inventory contraction across the supply chain. The 19% sequential decline from the third quarter of 2008 to the fourth quarter of 2008 was only the second time in the last 20 years that our fourth-quarter revenue fell below our third-quarter revenue. It is unclear when a turnaround may occur, and there remains a high degree of uncertainty around demand, which may continue to decline. However, we believe that our competitive position, manufacturing process technologies, cash flow from operations, and balance sheet remain strong, and that we are well positioned to manage through this economic downturn.

We continue to invest in our leading-edge technologies and growth initiatives in order to strengthen our competitive position and enter new market segments. We have a strong belief that technology companies successfully emerge from recessions with tomorrow’s products, not today’s products. In 2008, we introduced the Intel Atom processor family, which is designed to enable new mobile Internet form factors at attractive system price points. Our product offerings continue to strengthen, with the launch of our new microarchitecture, code-named “Nehalem,” in the fourth quarter of 2008. Additionally, we expect to begin manufacturing products using our next-generation 32nm process technology in the second half of 2009, which we believe will increase performance and energy efficiency, and lower product costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our gross margin toward the end of the year was impacted by approximately $250 million of factory under-utilization charges as well as inventory write-offs on computing-related products, which were primarily demand-related. The under-utilization charges were a result of our decision to reduce factory loadings at the end of the fourth quarter in response to the drop-off in demand. As a result, factory under-utilization charges are expected to increase significantly in the first quarter, impacting our gross margin. We also expect our gross margin to be negatively impacted as our start-up costs associated with our 32nm process technology increase and as we transition 32nm design resources from research and development to manufacturing. Additionally, changes in demand levels and pricing of products could impact inventory write-offs, mix, and unit costs, creating additional variability in margin. Despite reducing our factory loadings, we increased our inventory in the fourth quarter of 2008 due to lower than expected demand and inventory reductions in the supply chain. We expect further reduction in the supply chain inventory levels in the first quarter of 2009 as our customers manage their business through the current economic uncertainty. Subsequent to the end of 2008, management approved plans to restructure some of our manufacturing and assembly and test operations, and align our manufacturing and assembly and test capacity to current market conditions. These actions, which are expected to take place beginning in 2009, include closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California.

We continue to focus on our commitment to efficiency and controlling spending. We have reduced our headcount by over 2,000 from the end of 2007 and nearly 20,000 from our highest levels during 2006. During 2008, we had additional divestitures of non-strategic businesses and divested our NOR flash memory business. Also, in a joint decision with Micron, we discontinued the supply of NAND flash memory from a 200mm facility within the IMFT manufacturing network, which resulted in restructuring charges of $215 million.

In the fourth quarter of 2008, we made a $1.0 billion investment in Clearwire LLC, adding to our pre-existing investments. However, we recorded an impairment of our investments in the new Clearwire Corporation and Clearwire LLC of $938 million, primarily due to the fair value being significantly lower than the cost basis of our investments.

From a financial condition perspective, we ended 2008 with an investment portfolio valued at $14.5 billion, consisting of cash and cash equivalents and marketable debt instruments included in trading assets and short- and long-term investments. In addition, we generated $10.9 billion in cash from operations in 2008. The credit quality of our investment portfolio remains high during this difficult credit environment, with other-than-temporary impairments on our available-for-sale investments in debt instruments limited to $44 million during 2008. In addition, we continue to be able to invest in high-quality investments. However, we have seen a reduction in the volume of available commercial paper from certain market segments. As a result, our investments in short-term government funds have increased, which will reduce our average investment return. Despite the tightening of the credit markets, we continue to be able to access funds through the credit markets, including through the issuance of commercial paper. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have received the full par value of our original debt investments. For additional details on our investment portfolio, see “Liquidity and Capital Resources.”

During 2008, we repurchased $7.1 billion of stock through our stock repurchase program and paid $3.1 billion to stockholders as dividends. In the fourth quarter of 2008, we did not repurchase additional stock, as we felt that it was better to conserve cash, given the economic environment. In January 2009, our Board of Directors declared a dividend of $0.14 per common share for the first quarter of 2009.

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

Some of our key focus areas are listed below:

•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized user computing solution compared to components that are used separately.
•	Architecture and Platforms. We are developing integrated platform solutions by moving the memory controller and graphics functionality from the chipset to the microprocessor. This platform repartitioning is designed to provide improved performance due to higher integration, lower power consumption, and reduced platform size. In addition, we are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing improved performance with lower power consumption. We continue to develop multi-core microprocessors with an increasing number of cores, which enable improved multitasking and energy efficiency. We are also focusing on the development of a new highly scalable, many-core architecture aimed at parallel processing. This architecture will initially be used in developing discrete graphics processors designed for gaming and media creation. Over time, this architecture may be utilized in the development of products for scientific and professional workstations as well as high-performance computing applications.
•	Silicon and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence.
•	Strategic Investments. We make equity investments in companies around the world that we believe will generate returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investments focus on the following areas: advancing flash memory products, enabling mobile wireless devices, advancing the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures, and developing the next generation of silicon process technologies. Our focus areas and investment activities tend to develop and change over time due to rapid advancements in technology and changes in the economic climate.
•	Business Environment and Software. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration, and promote industry standards that will yield innovation and improved technologies for users. We plan to continue to cultivate new businesses and work to encourage the industry to offer products that take advantage of the latest market trends and usage models. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer. Lastly, through our Software and Services Group (SSG), we help enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms.

We believe that the proliferation of the Internet, including user demand for premium content and rich media, drives the need for greater performance in PCs and servers. A growing number of older PCs are increasingly incapable of handling the tasks that users demand, such as streaming video, uploading photos, and online gaming. As these tasks become even more demanding and require more computing power, we believe that users will need and want to buy new PCs to perform everyday tasks on the Internet. We also believe that increased Internet traffic creates a need for greater server infrastructure, including server products optimized for energy-efficient performance.

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

Our silicon and manufacturing technology leadership allows us to develop low-power microprocessors for new uses and form factors. We believe that these low-power microprocessors give us the ability to extend Intel architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded solutions, MIDs, consumer electronics devices, nettops, and netbooks. We believe that the common elements for products in these new market segments are low power consumption and the ability to access the Internet. We also offer, and are continuing to develop, SoC products that integrate core processing functionality with specific components, such as graphics, audio, and video, onto a single chip to form a purpose-built solution. This integration reduces cost, power consumption, and size.

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

The strategy for our Digital Enterprise Group (DEG) is to offer computing and communications products for businesses, service providers, and consumers. DEG products are incorporated into desktop and nettop computers, enterprise computer servers and workstations, and products that make up the infrastructure for the Internet. We also offer products for embedded designs, such as industrial equipment, point-of-sale systems, telecommunications, panel PCs, in-vehicle information/entertainment systems, and medical equipment. Our strategy for the desktop computing market segment is to offer products that provide increased manageability, security, and energy-efficient performance while at the same time lowering total cost of ownership for businesses. For consumers in the desktop computing market segment, we also focus on the design of components for high-end enthusiast PCs and mainstream PCs with rich audio and video capabilities. Our strategy for the nettop computing market segment is to offer products that enable affordable, Internet-focused devices with small form factors. Our strategy for the enterprise computing market segment is to offer products that provide energy-efficient performance and virtualization technology for server, workstation, and storage platforms. We are also increasing our focus on products designed for high-performance computing, data centers, and blade server systems. Our strategy for the embedded computing market segment is to drive Intel architecture as an embedded solution by delivering long life cycle support, architectural scalability, and platform integration.

The strategy for our Mobility Group is to offer notebook PC products designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of smaller, lighter, and thinner form factors. We are also increasing our focus on products designed for the business and consumer environments by offering technologies that provide increased manageability and security, and we continue to invest in the build-out of WiMAX. We also offer, and are continuing to develop, products that enable mobile devices to deliver digital content and the Internet to users in new ways, including products for MIDs and netbooks.

The strategy for our NAND Solutions Group is to offer advanced NAND flash memory products, focusing on system-level solutions for Intel architecture platforms such as solid-state drives. Additionally, we offer NAND products used in memory cards. In support of our strategy to provide advanced flash memory products, we continue to focus on the development of innovative products designed to address the needs of customers for reliable, non-volatile, low-cost, high-density memory.

The strategy for our Digital Home Group is to offer products and solutions, including SoC designs, for use in consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home. We are focusing on the design of components for consumer electronics devices, such as digital TVs, high-definition media players, and set-top boxes, which receive, decode, and convert incoming data signals.

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

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments, which impact gains (losses) on equity method investments, net, or gains (losses) on other equity investments, net when we record impairments;
•	the valuation of investments in debt instruments and the determination of other-than-temporary impairments, which impact our investment portfolio balance when we assess fair value, and interest and other, net when we record impairments of available-for-sale debt instruments;
•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation;
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes; and
•	the valuation of inventory, which impacts gross margin.

Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Non-Marketable Equity Investments

The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $4.1 billion as of December 27, 2008 ($3.4 billion as of December 29, 2007). The majority of the balance as of December 27, 2008 was concentrated in companies in the flash memory market segment and wireless connectivity market segment. Our flash memory market segment investments include our investment in IMFT of $1.7 billion ($2.2 billion as of December 29, 2007), our investment in IM Flash Singapore, LLP (IMFS) of $329 million ($146 million as of December 29, 2007), and our investment in Numonyx of $484 million. Our wireless connectivity market segment investments include our non-marketable investment in Clearwire LLC of $238 million (see “Note 5: Available-for-Sale Investments” in Part II, Item 8 of this Form 10-K for information on our additional marketable equity investment in the new Clearwire Corporation of $148 million). In addition, we regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. For additional information, see “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Our non-marketable equity investments are recorded using adjusted historical cost basis or the equity method of accounting, depending on the facts and circumstances of each investment (see “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K). Our non-marketable equity investments are classified in other long-term assets on the consolidated balance sheets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-marketable equity investments are inherently risky, and a number of the companies in which we invest are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other key business factors. Depending on their future prospects, the companies may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments would likely become impaired. Additionally, the current financial markets are extremely volatile and there has been a tightening of the credit markets, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, including those specific to our investments in the flash memory market segment and wireless connectivity market segment, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the fair value of the investment is below our carrying value. If the fair value of the investment is below our carrying value, we determine if the investment is other than temporarily impaired based on the severity and duration of the impairment. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. Beginning in the first quarter of 2008, the assessment of fair value for non-marketable investments is based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), as amended. With the exception of Clearwire LLC, we classified our impaired non-marketable investments as Level 3, as we use unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices and inherent lack of liquidity. We classified our investment in Clearwire LLC as Level 2, as the unobservable inputs to the valuation methodology were not significant to the fair value measurement. See “Note 3: Fair Value” in Part II, Item 8 of this Form 10-K.

Impairments of non-marketable equity investments were $1.2 billion in 2008. Over the past 12 quarters, including the fourth quarter of 2008, impairments of non-marketable equity investments have ranged from $10 million to $896 million per quarter.

The following is a discussion of the methods, estimates, and judgments that management uses in our analysis to determine if our non-marketable equity investments are other than temporarily impaired.

IMFT/IMFS

IMFT and IMFS are variable interest entities that are designed to manufacture and sell NAND products to Intel and Micron at manufacturing cost. Our NAND Solutions Group operating segment purchases 49% of these NAND products from IMFT and sells them to our customers. As a result, we generate cash flows from our investments in IMFT, IMFS, and our intangible assets related to the NAND product designs through our NAND Solutions Group business. Therefore, we determine the fair value of our investments in IMFT and IMFS using the income approach, based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The discounted cash flow scenarios require the use of unobservable inputs, including assumptions of projected revenues (including product volume, product mix, and average selling prices), expenses, capital spending, and other costs, as well as a discount rate. Estimates of projected revenues, expenses, capital spending, and other costs are developed by IMFT, IMFS, and Intel using historical data and available market data. Management also determines how multiple discounted cash flow scenarios are weighted in the fair value determination. Additionally, the development of several inputs used in our income model (such as discount rate and tax rate) requires the selection of comparable companies within the NAND flash memory market segment. The selection of comparable companies requires management judgment and is based on a number of factors, including NAND products and services lines within the flash memory market segment, comparable companies’ sizes, growth rates, and other relevant factors. Based on our fair value determination, the fair value of our investment in IMFT and IMFS approximated carrying value as of December 27, 2008.

Changes in management estimates to the unobservable inputs would change the valuation of the investment. The estimates for the projected revenue and discount rate are the assumptions that most significantly affect the fair value determination. For example, the impact of a 5% decline in projected revenue in each of our cash flow scenarios could result in a decline in the fair value of our investment of up to approximately $300 million. The impact of a one percentage point increase in the discount rate would result in a decline in the fair value of our investment of approximately $225 million.

The fair value determined by the income approach is compared to the carrying value of our investments in IMFT and IMFS and our intangible asset related to the NAND product designs that we purchased from Micron as part of the formation of IMFT. We did not have an other-than-temporary impairment on our investments in IMFT and IMFS in 2008, 2007, or 2006.

Numonyx

We determine the fair value of our investment in Numonyx using a combination of the income approach and the market approach. The income approach includes the use of a weighted average of multiple discounted cash flow scenarios of Numonyx, which requires the use of unobservable inputs, including assumptions of projected revenues, expenses, capital spending, and other costs, as well as a discount rate calculated based on the risk profile of the flash memory market segment. Estimates of projected revenues, expenses, capital spending, and other costs are developed by Numonyx and Intel. The market approach includes using financial metrics and ratios of comparable public companies, such as projected revenues, expenses, and other costs. The selection of comparable companies used in the market approach requires management judgment and is based on a number of factors, including NOR products and services lines within the flash memory market segment, comparable companies’ sizes, growth rates, and other relevant factors.

Changes in management estimates to the unobservable inputs in our valuation models would change the valuation of the investment. The estimated projected revenue is the assumption that most significantly affects the fair value determination. For example, the impact of a 5% decline in projected revenue to each of our models and cash flow scenarios could result in a decline in the fair value of our investment of up to approximately $140 million. Management judgment is involved in determining how the income approach and the market approach are weighted in the fair value determination. Our fair value determination was more heavily weighted toward the market approach due to the comparability of similar companies in the market and the availability of market-based data. Increasing the relative weighting of the income approach would have resulted in a decline in the fair value of our investment by approximately $30 million.

We recorded a $250 million impairment charge on our investment in Numonyx during the third quarter of 2008 to write down our investment to its fair value. Estimates for revenue, earnings, and future cash flows were revised lower due to a general decline in the NOR flash memory market segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Clearwire LLC

We determine the fair value of our investment in Clearwire LLC primarily using the quoted prices of its parent company, the new Clearwire Corporation. The effects of adjusting the quoted price for premiums that we believe market participants would consider for Clearwire LLC, such as tax benefits and voting rights associated with our investment, were mostly offset by the effects of discounts to the fair value, such as those due to transfer restrictions, lack of liquidity, and differences in dividend rights that are included in the value of the new Clearwire Corporation stock. During the fourth quarter of 2008, we recorded a $762 million impairment charge on our investment in Clearwire LLC to write down our investment to its fair value, primarily due to the fair value being significantly lower than the cost basis of our investment.

In addition, during the fourth quarter of 2008, we recorded a $176 million impairment charge on our available-for-sale marketable investment in the new Clearwire Corporation due to the fair value being significantly lower than the cost basis of our investment.

Other Non-Marketable Equity Investments

We determine the fair value of our other non-marketable equity investments using the market approach and/or the income approach. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, products and services lines, development stage, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; estimated costs; and appropriate discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of our other non-marketable investments also takes into account movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables. The valuation of some of our investments in the wireless connectivity market segment was based on the income approach to determine the value of the investee’s spectrum licenses, transmission towers, and customer lists.

We recorded a total of $200 million of impairment charges in 2008 on our other non-marketable equity investments. Over the past 12 quarters, including the fourth quarter of 2008, impairments of our other non-marketable equity investments have ranged from $10 million to $134 million per quarter.

Investments in Debt Instruments

Fair Value

In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value (see “Note 3: Fair Value” in Part II, Item 8 of this Form 10-K). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 instruments represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments does not require significant management judgment, and the estimation is not difficult.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Level 2 instruments include observable inputs other than Level 1 prices, such as quoted prices for identical instruments in markets with insufficient volume or infrequent transactions (less active markets), issuer credit ratings, non-binding market consensus prices that can be corroborated with observable market data, model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities, or quoted prices for similar assets or liabilities. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments, including:

•	Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced.
•	Determining whether a market is considered active requires management judgment. Our assessment of an active market for our marketable debt instruments generally takes into consideration activity during each week of the one-month period prior to the valuation date of each individual instrument, including the number of days each individual instrument trades and the average weekly trading volume in relation to the total outstanding amount of the issued instrument.
•	Determining which model-derived valuations to use in determining fair value requires management judgment. When observable market prices for identical securities or similar securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data or pricing models, such as discounted cash flow models, with all significant inputs derived from or corroborated with observable market data.

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Most of our marketable debt instruments classified as Level 3 are valued using a non-binding market consensus price or a non-binding broker quote, both of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant in 2008.

Other-Than-Temporary Impairment

After determining the fair value of our available-for-sale debt instruments, gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider: the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; and our ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, if management decides not to hold an investment until maturity, it may result in the recognition of an other-than-temporary impairment.

As of December 27, 2008, our investments included $11.3 billion of available-for-sale debt instruments. During 2008, we recognized $44 million in impairment charges on our available-for-sale debt instruments. As of December 27, 2008, our cumulative unrealized losses related to debt instruments classified as available-for-sale were approximately $215 million (approximately $55 million as of December 29, 2007). As of December 27, 2008, this amount included approximately $170 million of unrecognized losses that could be recognized in the future if our other-than-temporary assessment changes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value, based on the best information available, including market prices or discounted cash flow analysis.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the fourth quarter of 2008, impairments and accelerated depreciation of long-lived assets ranged from $1 million to $320 million per quarter. For further discussion on these asset impairment charges, see “Note 15: Restructuring and Asset Impairment Charges” in Part II, Item 8 of this Form 10-K.

Long-lived assets such as goodwill; intangible assets; and property, plant and equipment are considered non-financial assets, and are measured at fair value only when indicators of impairment exist. The accounting and disclosure provisions of SFAS No. 157 are effective for these assets beginning in the first quarter of 2009. For further discussion, see “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a majority of the deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely. In 2008, we recorded gross additional valuation allowances of approximately $270 million, primarily related to our anticipated inability to take the full tax benefit of impairment charges. Changes in management’s plans with respect to holding or disposing of investments could affect our future provision for taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109,” and related guidance, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, settled and effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work in process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 27, 2008, we had total work-in-process inventory of $1,577 million and total finished goods inventory of $1,559 million. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to forecast the demand accurately, we could be required to write off inventory, which would negatively impact our gross margin.

Recent Accounting Pronouncements and Accounting Changes

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2008		2007		2006
		% of		% of		% of
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Net revenue	$37,586	100.0%	$38,334	100.0%	$35,382	100.0%
Cost of sales	16,742	44.5%	18,430	48.1%	17,164	48.5%

Gross margin	20,844	55.5%	19,904	51.9%	18,218	51.5%

Research and development	5,722	15.2%	5,755	15.0%	5,873	16.6%
Marketing, general and administrative	5,458	14.6%	5,417	14.2%	6,138	17.3%
Restructuring and asset impairment charges	710	1.9%	516	1.3%	555	1.6%

Operating income	8,954	23.8%	8,216	21.4%	5,652	16.0%
Gains (losses) on equity method investments, net	(1,380)	(3.7)%	3	—%	2	—%
Gains (losses) on other equity investments, net	(376)	(1.0)%	154	0.4%	212	0.6%
Interest and other, net	488	1.3%	793	2.1%	1,202	3.4%

Income before taxes	7,686	20.4%	9,166	23.9%	7,068	20.0%
Provision for taxes	2,394	6.3%	2,190	5.7%	2,024	5.7%

Net income	$5,292	14.1%	$6,976	18.2%	$5,044	14.3%

Diluted earnings per share	$0.92		$1.18		$0.86

The following graphs set forth revenue information of geographic regions for the periods indicated:

Geographic Breakdown of Revenue

Our net revenue was $37.6 billion in 2008, a decrease of 2% compared to 2007. Higher revenue from the sale of microprocessors and chipsets was more than offset by the impacts of divestitures and lower revenue from the sale of motherboards. Revenue from the sale of NOR flash memory and cellular baseband products declined approximately $1.7 billion, primarily as a result of divestiture of these businesses. Revenue in the Americas region decreased 4% in 2008 compared to 2007. Revenue in the Asia-Pacific, Europe, and Japan regions remained approximately flat in 2008 compared to 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Although net revenue for 2008 declined only slightly from 2007, net revenue for the fourth quarter of 2008 declined 19% from the third quarter as customers reduced inventory levels to keep pace with the dramatic decline in end-user demand that occurred over the course of the quarter. It is unclear when a turnaround may occur, and there remains a high degree of uncertainty around demand, which may continue to decline.

Our overall gross margin dollars for 2008 were $20.8 billion, an increase of $940 million, or 5%, compared to 2007. Our overall gross margin percentage increased to 55.5% in 2008 from 51.9% in 2007. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the Digital Enterprise Group operating segment. In addition, our gross margin percentage increased due to the divestiture of our NOR flash memory business. We derived most of our overall gross margin dollars and operating profit in 2008 and 2007 from the sale of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

Our net revenue was $38.3 billion in 2007, an increase of 8% compared to 2006. Higher microprocessor unit sales were partially offset by lower microprocessor average selling prices. Higher mobile chipset unit sales also contributed to the increase in net revenue. Lower NOR flash memory revenue in 2007 compared to 2006 was mostly offset by the ramp of our NAND flash memory business. The decrease in NOR flash memory revenue was due to a significant decline in average selling prices. Lower royalty revenue was offset by higher unit sales. Revenue in the Asia-Pacific region increased 11% and revenue in the Europe region increased 10% in 2007 compared to 2006, and revenue in the Americas region and Japan increased 3% in 2007 compared to 2006.

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

Digital Enterprise Group

The revenue and operating income for the Digital Enterprise Group (DEG) for the three years ended December 27, 2008 were as follows:

(In Millions)	2008	2007	2006
Microprocessor revenue	$16,078	$15,945	$15,248
Chipset, motherboard, and other revenue	4,554	5,359	5,437

Net revenue	$20,632	$21,304	$20,685
Operating income	$6,462	$5,295	$3,299

Net revenue for the DEG operating segment decreased by $672 million, or 3%, in 2008 compared to 2007. Microprocessors within DEG include those designed for the desktop and enterprise computing market segments as well as embedded microprocessors. The increase in microprocessor revenue was due to higher enterprise microprocessor average selling prices and higher embedded microprocessor unit sales, partially offset by lower desktop microprocessor unit sales. The decrease in chipset, motherboard, and other revenue was primarily due to lower motherboard unit sales and lower revenue from the sale of communications products. In addition, lower chipset average selling prices were partially offset by higher chipset unit sales.

Operating income increased by $1.2 billion, or 22%, in 2008 compared to 2007. The increase in operating income was primarily due to lower desktop microprocessor and chipset unit costs. Lower start-up costs of approximately $350 million and lower operating expenses were partially offset by sales in 2007 of desktop microprocessors that had previously been written off and higher write-offs of desktop microprocessor inventory in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For 2007, net revenue for the DEG operating segment increased by $619 million, or 3%, compared to 2006. The increase in microprocessor revenue was due to higher microprocessor unit sales and higher enterprise average selling prices. These increases were partially offset by lower desktop average selling prices in a competitive pricing environment. The decrease in chipset, motherboard, and other revenue was due to lower motherboard unit sales as well as a decrease in communications infrastructure revenue, which was primarily due to divestitures of certain communications infrastructure businesses that were completed in 2006 and 2007. Partially offsetting these decreases was higher chipset revenue.

Operating income increased by $2.0 billion, or 61%, in 2007 compared to 2006. The increase in operating income was primarily due to lower desktop microprocessor unit costs and lower operating expenses, and to a lesser extent, sales of desktop microprocessor inventory that had been previously written off. Partially offsetting these increases were higher chipset unit costs and approximately $500 million of higher start-up costs, primarily related to our 45nm process technology. In 2007, we began including share-based compensation in the computation of operating income (loss) for each operating segment and adjusted the 2006 operating segment results to reflect this change.

Mobility Group

The revenue and operating income for the Mobility Group (MG) for the three years ended December 27, 2008 were as follows:

(In Millions)	2008	2007	2006
Microprocessor revenue	$11,439	$10,660	$9,212
Chipset and other revenue	4,209	4,021	3,097

Net revenue	$15,648	$14,681	$12,309
Operating income	$5,199	$5,611	$4,602

Net revenue for the MG operating segment increased by $967 million, or 7%, in 2008 compared to 2007. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales, which were partially offset by significantly lower microprocessor average selling prices. A portion of the increase in microprocessor unit sales, as well as a portion of the decrease in average selling prices, was due to the ramp of Intel Atom processors. The increase in chipset and other revenue was primarily due to significantly higher chipset unit sales, which were partially offset by lower revenue from the sale of cellular baseband products. We are winding down the sales from the manufacturing agreement entered into as part of the divestiture of the cellular baseband business.

Operating income decreased by $412 million, or 7%, in 2008 compared to 2007. The decrease in operating income was primarily due to higher operating expenses, which were partially offset by lower microprocessor unit costs.

For 2007, net revenue for the MG operating segment increased by $2.4 billion, or 19%, compared to 2006. The increase in microprocessor revenue was due to a significant increase in unit sales, partially offset by significantly lower average selling prices. The increase in chipset and other revenue was due to higher unit sales of chipsets and, to a lesser extent, higher revenue from sales of cellular baseband products. In the fourth quarter of 2006, we sold certain assets of the business line that included application and cellular baseband processors used in handheld devices; however, in 2007 we continued to manufacture and sell those products as part of a manufacturing and transition services agreement.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Operating expenses for the three years ended December 27, 2008 were as follows:

(In Millions)	2008	2007	2006
Research and development	$5,722	$5,755	$5,873
Marketing, general and administrative	$5,458	$5,417	$6,138
Restructuring and asset impairment charges	$710	$516	$555

Research and Development. R&D spending was flat in 2008 compared to 2007 and decreased $118 million, or 2%, in 2007 compared to 2006. In 2008 compared to 2007, we had lower product development expenses resulting from our divested businesses and slightly lower profit-dependent compensation. These decreases were offset by higher process development costs as we transition from manufacturing start-up costs related to our 45nm process technology to research and development of our next-generation 32nm process technology. The decrease in 2007 compared to 2006 was primarily due to lower process development costs as we transitioned from R&D to manufacturing using our 45nm process technology, partially offset by higher profit-dependent compensation.

Marketing, General and Administrative. Marketing, general and administrative expenses were flat in 2008 compared to 2007 and decreased $721 million, or 12%, in 2007 compared to 2006. In 2008 compared to 2007, we had higher legal expenses that were offset by lower profit-dependent compensation and lower advertising expenses. The decrease in 2007 compared to 2006 was primarily due to lower headcount, lower share-based compensation, and lower cooperative advertising expenses, partially offset by higher profit-dependent compensation.

R&D, combined with marketing, general and administrative expenses, were 30% of net revenue in 2008, 29% of net revenue in 2007, and 34% of net revenue in 2006.

Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by plan for the three years ended December 27, 2008:

(In Millions)	2008	2007	2006
2008 NAND plan	$215	$—	$—
2006 efficiency program	495	516	555

Total restructuring and asset impairment charges	$710	$516	$555

We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities. Subsequent to the end of 2008, management approved plans to restructure some of our manufacturing and assembly and test operations, and align our manufacturing and assembly and test capacity to current market conditions. These actions, which are expected to take place beginning in 2009, include closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. Our outlook for the first quarter of 2009 is for additional restructuring and asset impairment charges of $160 million.

2008 NAND Plan

In the fourth quarter of 2008, management approved a plan with Micron to discontinue the supply of NAND flash memory from the 200mm facility within the IMFT manufacturing network. The agreement resulted in a $215 million restructuring charge, primarily related to the IMFT 200mm supply agreement. The restructuring charge resulted in a reduction of our investment in IMFT of $184 million, a cash payment to Micron of $24 million, and other cash payments of $7 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Efficiency Program

The following table summarizes charges for the 2006 efficiency program for the three years ended December 27, 2008:

(In Millions)	2008	2007	2006
Employee severance and benefit arrangements	$151	$289	$238
Asset impairments	344	227	317

Total restructuring and asset impairment charges	$495	$516	$555

In the third quarter of 2006, management approved several actions recommended by our structure and efficiency task force as part of a restructuring plan designed to improve operational efficiency and financial results. Some of these activities have involved cost savings or other actions that did not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. The efficiency program has included targeted headcount reductions for various groups within the company, which we have met through employee attrition and terminations. Business divestures have further reduced headcount.

During 2006, we completed the divestiture of three businesses. For further discussion, see “Note 12: Divestitures” in Part II, Item 8 of this Form 10-K. In connection with the divestiture of certain assets of our communications and application processor business, we recorded impairment charges of $103 million related to the write-down of manufacturing tools to their fair value, less the cost to dispose of the assets. We determined the fair value using a market-based valuation technique. In addition, as a result of both this divestiture and a subsequent assessment of our worldwide manufacturing capacity operations, we placed for sale our fabrication facility in Colorado Springs, Colorado. This plan resulted in an impairment charge of $214 million to write down to fair value the land, building, and equipment asset grouping that has been principally used to support our communications and application processor business. We determined the fair market value of the asset grouping using an average of the results from using the cost approach and market approach valuation techniques.

During 2007, we incurred an additional $54 million in asset impairment charges as a result of market conditions related to the Colorado Springs facility. Also, we recorded land and building write-downs related to certain facilities in Santa Clara, California. In addition, we incurred $85 million in asset impairment charges related to assets that we sold in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture.

During 2008, we incurred additional asset impairment charges related to the Colorado Springs facility, based on market conditions. Also, we incurred $275 million in additional asset impairment charges related to assets that we sold in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges using the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. For further information on this divestiture, see “Note 12: Divestitures” in Part II, Item 8 of this Form 10-K.

The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during 2007 and 2008:

	Employee Severance
(In Millions)	and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	299	227	526
Adjustments	(10)	—	(10)
Cash payments	(210)	—	(210)
Non-cash settlements	—	(227)	(227)

Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	167	344	511
Adjustments	(16)	—	(16)
Cash payments	(221)	—	(221)
Non-cash settlements	—	(344)	(344)

Accrued restructuring balance as of December 27, 2008	$57	$—	$57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of December 27, 2008 was related to severance benefits that we recorded within accrued compensation and benefits.

From the third quarter of 2006 through the fourth quarter of 2008, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this program. These charges included a total of $678 million related to employee severance and benefit arrangements for approximately 11,900 employees, of which 10,800 employees had left the company as of December 27, 2008. A substantial majority of these employee terminations affected employees within manufacturing, information technology, and marketing. Of the employee severance and benefit charges incurred as of December 27, 2008, we had paid $621 million. The restructuring and asset impairment charges also included $888 million in asset impairment charges.

We estimate that employee severance and benefit charges from the third quarter of 2006 to the fourth quarter of 2008 will result in gross annual savings of approximately $1.1 billion, a portion of which we began to realize in the third quarter of 2006. We are realizing these savings within marketing, general and administrative expenses; cost of sales; and R&D.

Share-Based Compensation

Share-based compensation totaled $851 million in 2008, $952 million in 2007, and $1.4 billion in 2006. Share-based compensation was included in cost of sales and operating expenses. The decrease in share-based compensation from 2006 to 2007 was a result of fewer equity awards vesting in 2007 compared to 2006.

As of December 27, 2008, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	Unrecognized
	Share-Based	Weighted
	Compensation	Average
(Dollars in Millions)	Costs	Period
Stock options	$335	1.2 years
Restricted stock units	$937	1.4 years
Stock purchase plan	$18	1 month

Gains (Losses) on Equity Method Investments, Net

Net losses on equity method investments were $1.4 billion in 2008 compared to a net gain of $3 million in 2007. We recognized higher impairment charges and higher equity method losses in 2008 compared to 2007. Impairment charges in 2008 included a $762 million impairment charge recognized on our investment in Clearwire LLC and a $250 million impairment charge recognized on our investment in Numonyx. We recognized the impairment charge on our investment in Clearwire LLC to write down our investment to its fair value, primarily due to the fair value being significantly lower than the cost basis of our investment. The impairment charge on our investment in Numonyx was due to a general decline in the NOR flash memory market segment. Our equity method losses were primarily related to Numonyx ($87 million in 2008) and the old Clearwire Corporation ($184 million 2008 and $104 million in 2007). See “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Net gains on equity method investments were flat in 2007 compared to 2006. Approximately $110 million of income recognized in 2007 due to the reorganization of one of our investments was offset by higher equity method losses, primarily from our investment in the old Clearwire Corporation. Equity method losses were not significant in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) on Other Equity Investments, Net

Gains (losses) on other equity investments, net were as follows:

(In Millions)	2008	2007	2006

Impairment charges	$(455)	$(92)	$(72)
Gains on sales	60	204	151
Other, net	19	42	133

Total gains (losses) on other equity investments, net	$(376)	$154	$212

Net losses on other equity investments were $376 million in 2008 compared to a net gain of $154 million in 2007. We recognized higher impairment charges and lower gains on sales in 2008 compared to 2007. Impairment charges in 2008 included a $176 million impairment charge recognized on our investment in the new Clearwire Corporation and $97 million of impairment charges on our investment in Micron. The impairment charge on our investment in the new Clearwire Corporation was due to the fair value being significantly lower than the cost basis of our investment. The impairment charges on our investment in Micron reflect the difference between our cost basis and the fair value of our investment in Micron at the end of the second and third quarters of 2008, and were principally based on our assessment of Micron’s financial results and the competitive environment.

Net gains on other equity investments were $154 million in 2007 compared to $212 million in 2006. During 2007, we recognized lower gains on third-party merger transactions and higher impairment charges, partially offset by higher gains on sales of equity investments. Net gains on equity investments in 2006 included a gain of $103 million on the sale of a portion of our investment in Micron, which was sold for $275 million.

Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2008	2007	2006

Interest income	$592	$804	$636
Interest expense	(8)	(15)	(24)
Other, net	(96)	4	590

Total interest and other, net	$488	$793	$1,202

Interest and other, net decreased to $488 million in 2008 compared to $793 million in 2007. The decrease was due to lower interest income and fair value losses that we experienced in 2008 on our trading assets. Interest income was lower in 2008 compared to 2007 as a result of lower interest rates, partially offset by higher average investment balances.

Interest and other, net decreased to $793 million in 2007 compared to $1.2 billion in 2006, primarily due to lower divestiture gains, partially offset by higher interest income resulting primarily from higher average investment balances, and to a lesser extent higher interest rates. Results for 2006 included net gains of $612 million for three divestitures. See “Note 12: Divestitures” in Part II, Item 8 of this Form 10-K.

Provision for Taxes

Our effective income tax rate was 31.1% in 2008 (23.9% in 2007 and 28.6% in 2006). The rate increased in 2008 compared to 2007, primarily due to the recognition of a valuation allowance on our deferred tax assets due to the uncertainty of realizing tax benefits related to impairments of our equity investments. In addition, the rate increased in 2008 compared to 2007, due to the reversal of previously accrued taxes of $481 million (including $50 million of accrued interest) related to settlements with the U.S. Internal Revenue Service (IRS) in the first and second quarters of 2007. Our effective income tax rate was lower in 2007 compared to 2006, primarily due to the settlements with the IRS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash, short-term investments, marketable debt instruments included in trading assets, and debt at the end of each period were as follows:

	Dec. 27,	Dec. 29,
(Dollars in Millions)	2008	2007

Cash, short-term investments, and marketable debt instruments included in trading assets	$11,544	$14,871
Short-term and long-term debt	$1,988	$2,122
Debt as % of stockholders’ equity	5.1%	5.0%

In summary, our cash flows were as follows:

(In Millions)	2008	2007	2006

Net cash provided by operating activities	$10,926	$12,625	$10,632
Net cash used for investing activities	(5,865)	(9,926)	(4,988)
Net cash used for financing activities	(9,018)	(1,990)	(6,370)

Net increase (decrease) in cash and cash equivalents	$(3,957)	$709	$(726)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. For 2008 compared to 2007, the $1.7 billion decrease in cash provided by operating activities was primarily due to the $1.7 billion decrease in net income, while total adjustments to reconcile net income to cash provided by operating activities, including net changes in assets and liabilities, were approximately flat.

Inventories as of December 27, 2008 increased compared to December 29, 2007, due to higher chipset and microprocessor inventories partially offset by lower inventories of other products. As of December 27, 2008, our other accrued liabilities included $447 million in customer credit balances, which were reclassified from accounts receivable. Accounts receivable as of December 27, 2008 decreased significantly compared to December 29, 2007, due to a significant decline in revenue during the last month in the fourth quarter of 2008. Customer credit balances were not significant as of December 29, 2007. For 2008, our two largest customers accounted for 38% of our net revenue (35% in 2007). In 2008, one of these customers accounted for 20% of our net revenue (17% in 2007), and another customer accounted for 18% of our net revenue (18% in 2007). Additionally, these two largest customers accounted for 46% of our accounts receivable as of December 27, 2008 (35% as of December 29, 2007).

Due to the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159), in 2008, the related cash flows for marketable debt instruments classified as trading assets are now included in investing activities.

For 2007 compared to 2006, the increase in cash provided by operating activities was primarily due to higher net income. Changes to working capital in 2007 from 2006 were approximately flat, with a decrease in inventory levels compared to an increase in 2006, offset by higher purchases of trading assets exceeding maturities.

Investing Activities

Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities, and disposals.

The decrease in cash used for investing activities in 2008 compared to 2007 was primarily due to a decrease in purchases of available-for-sale debt investments. In addition, due to the adoption of SFAS No. 159 in 2008, the related cash flows for marketable debt instruments classified as trading assets were included in investing activities for 2008, and previously they had been included in operating activities. Our investments in non-marketable equity investments were higher in 2008 and included $1.0 billion for an ownership interest in Clearwire LLC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our capital expenditures were $5.2 billion in 2008 ($5.0 billion in 2007 and $5.9 billion in 2006). Capital expenditures for fiscal year 2009 are currently expected to be flat to slightly down from our 2008 expenditures. Capital expenditures during fiscal year 2009 are expected to be funded by cash flows from operating activities.

The increase in cash used in investing activities in 2007 compared to 2006 was primarily due to higher purchases of available-for-sale investments. Lower capital spending was mostly offset by lower proceeds from divestitures.

Financing Activities

Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, and proceeds from the sale of shares through employee equity incentive plans.

The higher cash used in financing activities in 2008 compared to 2007 was primarily due to an increase in repurchases and retirement of common stock, and lower proceeds from the sale of shares pursuant to employee equity incentive plans. During 2008, we repurchased $7.2 billion of common stock compared to $2.8 billion in 2007. As of December 27, 2008, $7.4 billion remained available for repurchase under the existing repurchase authorization of $25 billion. We base our level of common stock repurchases on internal cash management decisions, and this level may fluctuate. Proceeds from the sale of shares through employee equity incentive plans totaled $1.1 billion in 2008 compared to $3.1 billion in 2007, as a result of a lower volume of employee exercises of stock options. Our dividend payment was $3.1 billion in 2008, higher than the $2.6 billion in 2007, due to increases in quarterly cash dividends per common share. On January 23, 2009, our Board of Directors declared a cash dividend of $0.14 per common share for the first quarter of 2009.

The lower cash used in financing activities in 2007 compared to 2006 was primarily due to an increase in proceeds from the sale of shares through employee equity incentive plans and a decrease in repurchases and retirement of common stock.

Liquidity

Cash generated by operations is used as our primary source of liquidity. As of December 27, 2008, we also had an investment portfolio valued at $14.5 billion, consisting of cash and cash equivalents and marketable debt instruments included in trading assets and short- and long-term investments.

Our investment policy requires all investments with original maturities of up to 6 months to be rated at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the majority of the issuers are rated
AA-/Aa2 or better. Additionally, we limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. As of December 27, 2008, the total credit exposure to any single counterparty did not exceed $500 million.

Credit rating criteria for derivative instruments are similar to those for other investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed our obligations with that counterparty, because we enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions subject to International Swaps and Derivatives Association, Inc. (ISDA) agreements.

The credit quality of our investment portfolio remains high during this difficult credit environment, with other-than-temporary impairments on our available-for-sale debt instruments limited to $44 million during 2008. In addition, we continue to be able to invest in high-quality investments. However, we have seen a reduction in the volume of available commercial paper from certain market segments. As a result, our investments in short-term government funds have increased, which will reduce our average investment return. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have received the full par value of our original debt investments. We have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive income for a sufficient period of time to allow for recovery of the principal amounts invested, which may occur at or near the maturity of those investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 27, 2008, $10.2 billion of our portfolio had a remaining maturity of less than one year. As of December 27, 2008, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as trading assets were approximately $145 million (approximately $25 million as of December 29, 2007). As of December 27, 2008, our cumulative unrealized losses related to debt instruments classified as available-for-sale were approximately $215 million (approximately $55 million as of December 29, 2007). Substantially all of our unrealized losses can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.

Our portfolio included $1.1 billion of asset-backed securities as of December 27, 2008. Approximately half of these securities were collateralized by first-lien mortgages or credit card debt. The remaining asset-backed securities were collateralized by student loans or auto loans. During 2008, our asset-backed securities experienced net unrealized fair value declines totaling $131 million, of which $108 million was recognized in our consolidated statements of income. As of December 27, 2008, the expected weighted average remaining maturity was less than two years.

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

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2008 were approximately $1.3 billion, although no commercial paper remained outstanding as of December 27, 2008. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 27, 2008. Despite the tightening of the credit markets, we continue to be able to access funds through the credit markets, including through the issuance of commercial paper. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing and assembly and test capacity, working capital requirements, and potential dividends, common stock repurchases, and acquisitions or strategic investments.

Fair Value

Beginning in the first quarter of 2008, the assessment of fair value for our financial instruments was based on the provisions of SFAS No. 157. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Credit risk is factored into the valuation of financial instruments that we measure at fair value on a recurring basis. When fair value is determined using observable market prices, the credit risk is incorporated into the market price of the financial instrument. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer’s credit risk and/or Intel’s credit risk is factored into the calculation of the fair value, as appropriate. During 2008, the valuation of our liabilities measured at fair value as well as our derivative instruments in a current or potential net liability position were not impacted by changes in our credit risk. The credit ratings of certain of our counterparties have deteriorated. However, the deterioration of these credit ratings did not have a significant impact on the valuation of either our marketable debt instruments or derivative instruments in a current or potential net asset position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, we classify those instruments as Level 3 under the SFAS No. 157 hierarchy. As of December 27, 2008, our financial instruments measured at fair value on a recurring basis included $15.0 billion of assets, of which $1.7 billion (11%) were classified as Level 3. In addition, our financial instruments measured at fair value on a recurring basis included $421 million of liabilities, of which $147 million (35%) were classified as Level 3. During 2008, we transferred approximately $680 million of assets from Level 3 to Level 2. These assets primarily consisted of floating-rate notes that were transferred from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of our instruments. During 2008, we recognized an insignificant amount of losses on the assets that were transferred from Level 3 to Level 2.

During 2008, the Level 3 assets and liabilities that are measured at fair value on a recurring basis experienced net unrealized fair value declines totaling $160 million. Of these declines, $111 million was recognized in our consolidated statements of income. We believe that the remaining $49 million, included in other comprehensive income, represents a temporary decline in the fair value of available-for-sale investments. During 2008, we did not experience any significant realized gains (losses) related to the Level 3 assets or liabilities in our portfolio.

Marketable Debt Instruments

As of December 27, 2008, our assets measured at fair value on a recurring basis included $14.2 billion of marketable debt instruments. Of these instruments, approximately $525 million was classified as Level 1, approximately $12.0 billion as Level 2, and approximately $1.6 billion as Level 3.

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

Our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 1 was classified as such due to the usage of observable market prices for identical securities that are traded in active markets. Marketable debt instruments in this category generally include certain of our floating-rate notes, corporate bonds, and money market fund deposits. Management judgment was required to determine our policy that defines the levels at which sufficient volume and frequency of transactions are met for a market to be considered active. Our assessment of an active market for our marketable debt instruments generally takes into consideration activity during each week of the one-month period prior to the valuation date of each individual instrument, including the number of days each individual instrument trades and the average weekly trading volume in relation to the total outstanding amount of the issued instrument.

Approximately 10% of our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using: non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and to a lesser degree non-observable market inputs. We corroborate the non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. Approximately 45% of our balance of marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of a discounted cash flow model, approximately 40% due to the usage of non-binding market consensus prices that are corroborated with observable market data, and approximately 5% due to the usage of quoted market prices for similar instruments. Marketable debt instruments classified as Level 2 generally include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits, and a majority of floating-rate notes and corporate bonds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our marketable debt instruments that are measured at fair value on a recurring basis and classified as Level 3 were classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate the non-binding market consensus prices and non-binding broker quotes using unobservable data, if available. Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes and corporate bonds. All of our investments in asset-backed securities were classified as Level 3, and substantially all of them were valued using non-binding market consensus prices that we were not able to corroborate with observable market data due to the lack of transparency in the market for asset-backed securities.

Money Market Fund Deposits

As of December 27, 2008, our marketable debt instruments included $422 million of money market fund deposits. Of these money market fund deposits, $373 million was classified as Level 1 and $49 million was classified as Level 2.

Equity Securities

As of December 27, 2008, our portfolio of assets measured at fair value on a recurring basis included $352 million of marketable equity securities. Of these securities, $308 million was classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration activity during each week of the one-month period prior to the valuation date for each individual security, including the number of days each individual equity security trades and the average weekly trading volume in relation to the total outstanding shares of that security. The fair values of our investments in the new Clearwire Corporation ($148 million) and VMware, Inc. ($137 million) constituted most of the fair values of the marketable equity securities that we classified as Level 1. Our investment in VMware was reclassified from Level 2 to Level 1 during 2008, due to the expiration of our transfer restriction on VMware stock.

The remaining marketable equity securities ($44 million) were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security-specific restrictions. The fair value of our investment in Micron ($42 million) constituted substantially all of the fair values of the marketable equity securities that we classified as Level 2. In measuring the fair value of our investment in Micron, our valuation reflected a discount from the quoted market price of Micron’s stock, due to our investment being in a form of rights exchangeable into unregistered Micron stock.

As of December 27, 2008, our portfolio of assets measured at fair value on a recurring basis included $299 million of equity securities offsetting deferred compensation. All of these securities were classified as Level 1, because their valuations were based on quoted prices for identical securities in active markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 27, 2008:

	Payments Due by Period
		Less Than			More Than
(In Millions)	Total	1 Year	1–3 Years	3–5 Years	5 Years
Operating lease obligations	$350	$106	$130	$68	$46
Capital purchase obligations[1]	2,862	2,782	80	—	—
Other purchase obligations and commitments[2]	1,180	492	554	9	125
Long-term debt obligations[3]	3,382	80	272	108	2,922
Other long-term liabilities[3,4,5]	645	260	157	98	130

Total[6]	$8,419	$3,720	$1,193	$283	$3,223

[1]	Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of December 27, 2008, as we had not yet received the related goods or taken title to the property.

[2]	Other purchase obligations and commitments include payments due under various types of licenses, agreements to purchase raw materials or other goods, as well as payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies.

[3]	Amounts represent total anticipated cash payments, including anticipated interest payments that are not recorded on the consolidated balance sheets and the short-term portion of the obligation. Any future settlement of convertible debt would reduce anticipated interest and/or principal payments. Amounts exclude fair value adjustments such as discounts or premiums that affect the amount recorded on the consolidated balance sheets.

[4]	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $736 million of income taxes payable has been excluded from the table above. However, long-term income taxes payable, included on our consolidated balance sheet, includes these uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits.

[5]	Other long-term liabilities in the table above include the short-term portion of other long-term liabilities. Expected contributions to our U.S. and non-U.S. pension plans and other postretirement benefit plans of $67 million to be made during 2009 are also included; however, funding projections beyond 2009 are not practical to estimate.

[6]	Total generally excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities.

Contractual obligations for purchases of goods or services generally include agreements that are enforceable and legally binding on Intel and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The table above also includes agreements to purchase raw materials that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and expects to make future cash payments according to the contract terms or in similar amounts for similar materials. For other obligations with cancellation provisions, the amounts included in the table above were limited to the non-cancelable portion of the agreement terms and/or the minimum cancellation fee.

We have entered into certain agreements for the purchase of raw materials or other goods that specify minimum prices and quantities based on a percentage of the total available market or based on a percentage of our future purchasing requirements. Due to the uncertainty of the future market and our future purchasing requirements, obligations under these agreements are not included in the table above. We estimate our obligation under these agreements as of December 27, 2008 to be approximately as follows: less than one year—$309 million; one to three years—$315 million; three to five years—zero; more than five years—zero. Our purchase orders for other products are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These obligations include milestone-based co-marketing agreements, contingent funding/payment obligations, and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party. As of December 27, 2008, assuming that all future milestones are met, additional required payments would be approximately $150 million.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements paid by Intel on behalf of our employees. The obligation to pay the relative taxing authority is not included in the table above, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.

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

We have a contractual obligation to purchase the output of IMFT and IMFS in proportion to our investments, currently 49% in each of these ventures. However, IMFS is in its construction phase and has had no production to date. See “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K. Additionally, we have entered into various contractual commitments in relation to our investments in IMFT and IMFS. Some of these commitments are with Micron, and some are directly with IMFT or IMFS. The following are the significant contractual commitments:

•	Subject to certain conditions, Intel and Micron each agreed to contribute up to approximately $1.7 billion for IMFS in the three years following the initial capital contribution. Of that amount, as of December 27, 2008, our remaining commitment was approximately $1.3 billion. However, the construction of the IMFS fabrication facility has been placed on hold.
•	We also have several agreements with Micron related to intellectual property rights, and R&D funding related to NAND flash manufacturing and IMFT. See “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Off-Balance-Sheet Arrangements

As of December 27, 2008, with the exception of a guarantee for the repayment of $275 million in principal of the payment obligations of Numonyx under its senior credit facility, as well as accrued unpaid interest, expenses of the lenders, and penalties, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. See “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Outlook

Our future results of operations and the topics of other forward-looking statements contained in this Form 10-K, including this MD&A, involve a number of risks and uncertainties—in particular, current economic uncertainty, including the tightening of credit markets, as well as future economic conditions; our goals and strategies; new product introductions; plans to cultivate new businesses; divestitures or investments; revenue; pricing; gross margin and costs; capital spending; depreciation; R&D expenses; marketing, general and administrative expenses; potential impairment of investments; our effective tax rate; pending legal proceedings; net gains (losses) from equity investments; and interest and other, net. The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from our expectations. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part I, Item 1A of this Form 10-K.

Our expectations for 2009 are as follows:

•	Total Spending. We expect spending on R&D, plus marketing, general and administrative expenses, in 2009 to be between $10.4 billion and $10.6 billion. This expectation for our total spending in 2009 is lower than our 2008 spending by approximately 6% due to targeted spending reductions, lower spending for revenue and profit-dependent items, and the standard shift between R&D and cost of sales spending as we ramp our new 32nm process technology.
•	Research and Development Spending. Approximately $5.4 billion.
•	Capital Spending. We expect capital spending in 2009 to be flat to slightly down from capital spending in 2008 of $5.2 billion. We expect capital spending for 2009 to primarily consist of investments in 32nm process technology.
•	Depreciation. Approximately $4.8 billion, plus or minus $100 million.
•	Tax Rate. Approximately 27%. The estimated effective tax rate is based on tax law in effect as of December 27, 2008 and expected income.

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

From the close of business on February 27, 2009 until our quarterly earnings release is published, presently scheduled for April 14, 2009, we will observe a “quiet period.” During the quiet period, the “Business Outlook” and other forward-looking statements first published in our Form 8-K filed on January 15, 2009, as reiterated or updated as applicable, in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily changes in currency exchange rates, interest rates, and equity prices. We use derivative financial instruments primarily to manage currency exchange rate risk and interest rate risk, and to a lesser extent, equity market risk and commodity price risk. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of December 27, 2008 and December 29, 2007. Actual results may differ materially.

Currency Exchange Rates

We generally hedge currency risks of non-U.S.-dollar-denominated investments in debt instruments with offsetting currency borrowings, currency forward contracts, or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in a negligible net exposure.

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Japanese yen, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts and, to a lesser extent, currency options in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements (see “Risk Factors” in Part I, Item 1A of this Form 10-K). We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $55 million at the end of 2008 (less than $35 million at the end of 2007, using a weighted average adverse change of 15% in currency exchange rates). The weighted average adverse change increased from the end of 2007 to the end of 2008, due to a higher relative weighting of more volatile currencies.

Interest Rates

We are exposed to interest rate risk related to our investment portfolio and debt issuances. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in debt instruments are generally based on three-month LIBOR, or, if the maturities are longer than three months, the returns are generally swapped into U.S. dollar three-month LIBOR-based returns. The current financial markets are extremely volatile. A hypothetical 1.0% decrease in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $135 million as of December 27, 2008 and $80 million as of December 29, 2007. The hypothetical 1.0% interest rate decrease would have resulted in an increase in the fair value of our debt issuances of approximately $150 million as of December 27, 2008 and would have resulted in an increase in the fair value of our investment portfolio of approximately $15 million as of December 27, 2008 (an increase in the fair value of our debt issuances of approximately $95 million as of December 29, 2007 and an increase in the fair value of our investment portfolio of approximately $15 million as of December 29, 2007). The fluctuations in fair value of our debt issuances and investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment portfolio. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see “Fair Value” in Part II, Item 7 of this Form 10-K.

Equity Prices

Our marketable equity investments include marketable equity securities and equity derivative instruments such as warrants and options. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activities; however, for our investments in strategic equity derivative instruments, including warrants, we may enter into transactions to reduce or eliminate the equity market risks. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk.

The marketable equity securities included in trading assets are held to generate returns that seek to offset changes in liabilities related to the equity and other market risks of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are offset by the gains and losses on the related liabilities. Assuming a decline in market prices of approximately 25%, our net exposure to loss was approximately $40 million as of December 27, 2008 and approximately $20 million as of December 29, 2007.

As of December 27, 2008, the fair value of our available-for-sale marketable equity securities and our equity derivative instruments, including hedging positions, was $362 million ($1.0 billion as of December 29, 2007). Our investments in the new Clearwire Corporation, VMware, and Micron constituted 90% of our marketable equity securities as of December 27, 2008, and were carried at a fair market value of $148 million, $137 million, and $42 million, respectively. The current equity markets are extremely volatile. Assuming a loss of 60% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $220 million, based on the value as of December 27, 2008 (a decrease in value of $565 million, based on the value as of December 29, 2007 using an assumed loss of 55%). The increase in the assumed loss percentage from December 29, 2007 to December 27, 2008 is due to a higher relative weighting of more volatile investments.

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. The current financial markets are extremely volatile and there has been a tightening of the credit markets, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.0 billion as of December 27, 2008 ($805 million as of December 29, 2007). As of December 27, 2008, the carrying amount of our non-marketable equity method investments was $3.0 billion ($2.6 billion as of December 29, 2007). Most of the balance as of December 27, 2008 was concentrated in companies in the flash memory market segment and wireless connectivity market segment. Our flash memory market segment investments include our investment of $1.7 billion in IMFT ($2.2 billion as of December 29, 2007), $329 million in IMFS ($146 million as of December 29, 2007), and $484 million in Numonyx. Our wireless connectivity market segment investments include our non-marketable equity method investment in Clearwire LLC of $238 million. See “Note 6: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 27, 2008
(In Millions, Except Per Share Amounts)	2008	2007	2006
Net revenue	$37,586	$38,334	$35,382
Cost of sales	16,742	18,430	17,164

Gross margin	20,844	19,904	18,218

Research and development	5,722	5,755	5,873
Marketing, general and administrative	5,458	5,417	6,138
Restructuring and asset impairment charges	710	516	555

Operating expenses	11,890	11,688	12,566

Operating income	8,954	8,216	5,652
Gains (losses) on equity method investments, net	(1,380)	3	2
Gains (losses) on other equity investments, net	(376)	154	212
Interest and other, net	488	793	1,202

Income before taxes	7,686	9,166	7,068
Provision for taxes	2,394	2,190	2,024

Net income	$5,292	$6,976	$5,044

Basic earnings per common share	$0.93	$1.20	$0.87

Diluted earnings per common share	$0.92	$1.18	$0.86

Weighted average shares outstanding:
Basic	5,663	5,816	5,797

Diluted	5,748	5,936	5,880

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 27, 2008 and December 29, 2007
(In Millions, Except Par Value)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,350	$7,307
Short-term investments	5,331	5,490
Trading assets	3,162	2,566
Accounts receivable, net of allowance for doubtful accounts of $17 ($27 in 2007)	1,712	2,576
Inventories	3,744	3,370
Deferred tax assets	1,390	1,186
Other current assets	1,182	1,390

Total current assets	19,871	23,885

Property, plant and equipment, net	17,544	16,918
Marketable equity securities	352	987
Other long-term investments	2,924	4,398
Goodwill	3,932	3,916
Other long-term assets	6,092	5,547

Total assets	$50,715	$55,651

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$102	$142
Accounts payable	2,390	2,361
Accrued compensation and benefits	2,015	2,417
Accrued advertising	807	749
Deferred income on shipments to distributors	463	625
Other accrued liabilities	2,041	2,277

Total current liabilities	7,818	8,571

Long-term income taxes payable	736	785
Deferred tax liabilities	46	411
Long-term debt	1,886	1,980
Other long-term liabilities	1,141	1,142
Commitments and contingencies (Notes 18 and 24)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 5,562 issued and outstanding (5,818 in 2007) and capital in excess of par value	12,944	11,653
Accumulated other comprehensive income (loss)	(393)	261
Retained earnings	26,537	30,848

Total stockholders’ equity	39,088	42,762

Total liabilities and stockholders’ equity	$50,715	$55,651

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 27, 2008
(In Millions)	2008	2007	2006
Cash and cash equivalents, beginning of year	$7,307	$6,598	$7,324

Cash flows provided by (used for) operating activities:
Net income	5,292	6,976	5,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,360	4,546	4,654
Share-based compensation	851	952	1,375
Restructuring, asset impairment, and net loss on retirement of assets	795	564	635
Excess tax benefit from share-based payment arrangements	(30)	(118)	(123)
Amortization of intangibles	256	252	258
(Gains) losses on equity method investments, net	1,380	(3)	(2)
(Gains) losses on other equity investments, net	376	(154)	(212)
(Gains) losses on divestitures	(59)	(21)	(612)
Deferred taxes	(790)	(443)	(325)
Changes in assets and liabilities:
Trading assets	193	(1,429)	324
Accounts receivable	260	316	1,229
Inventories	(395)	700	(1,116)
Accounts payable	29	102	7
Accrued compensation and benefits	(569)	354	(435)
Income taxes payable and receivable	(834)	(248)	(60)
Other assets and liabilities	(189)	279	(9)

Total adjustments	5,634	5,649	5,588

Net cash provided by operating activities	10,926	12,625	10,632

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(5,197)	(5,000)	(5,860)
Acquisitions, net of cash acquired	(16)	(76)	—
Purchases of available-for-sale investments	(6,479)	(11,728)	(5,272)
Maturities and sales of available-for-sale investments	7,993	8,011	7,147
Purchases of trading assets	(2,676)	—	—
Maturities and sales of trading assets	1,766	—	—
Investments in non-marketable equity investments	(1,691)	(1,459)	(1,722)
Return of equity method investment	316	—	—
Proceeds from divestitures	85	32	752
Other investing activities	34	294	(33)

Net cash used for investing activities	(5,865)	(9,926)	(4,988)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(40)	(39)	(114)
Proceeds from government grants	182	160	69
Excess tax benefit from share-based payment arrangements	30	118	123
Additions to long-term debt	—	125	—
Repayment of notes payable	—	—	(581)
Proceeds from sales of shares through employee equity incentive plans	1,105	3,052	1,046
Repurchase and retirement of common stock	(7,195)	(2,788)	(4,593)
Payment of dividends to stockholders	(3,100)	(2,618)	(2,320)

Net cash used for financing activities	(9,018)	(1,990)	(6,370)

Net increase (decrease) in cash and cash equivalents	(3,957)	709	(726)

Cash and cash equivalents, end of year	$3,350	$7,307	$6,598

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized of $86 in 2008 ($57 in 2007 and $60 in 2006)	$6	$15	$25
Income taxes, net of refunds	$4,007	$2,762	$2,432

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	and Capital		Accumulated
	in Excess of Par Value		Other
Three Years Ended December 27, 2008	Number of		Comprehensive	Retained
(In Millions, Except Per Share Amounts)	Shares	Amount	Income (Loss)	Earnings	Total
Balance as of December 31, 2005	5,919	$6,245	$127	$29,810	$36,182
Components of comprehensive income, net of tax:
Net income	—	—	—	5,044	5,044
Other comprehensive income	—	—	26	—	26

Total comprehensive income					5,070

Adjustment for initially applying SFAS No. 158, net of tax[1]	—	—	(210)	—	(210)
Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	73	1,248	—	—	1,248
Share-based compensation	—	1,375	—	—	1,375
Repurchase and retirement of common stock	(226)	(1,043)	—	(3,550)	(4,593)
Cash dividends declared ($0.40 per share)	—	—	—	(2,320)	(2,320)

Balance as of December 30, 2006	5,766	7,825	(57)	28,984	36,752
Cumulative-effect adjustments, net of tax[1]:
Adoption of EITF 06-02	—	—	—	(181)	(181)
Adoption of FIN 48	—	—	—	181	181
Components of comprehensive income, net of tax:
Net income	—	—	—	6,976	6,976
Other comprehensive income	—	—	318	—	318

Total comprehensive income					7,294

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	165	3,170	—	—	3,170
Share-based compensation	—	952	—	—	952
Repurchase and retirement of common stock	(113)	(294)	—	(2,494)	(2,788)
Cash dividends declared ($0.45 per share)	—	—	—	(2,618)	(2,618)

Balance as of December 29, 2007	5,818	11,653	261	30,848	42,762
Components of comprehensive income, net of tax:
Net income	—	—	—	5,292	5,292
Other comprehensive income	—	—	(654)	—	(654)

Total comprehensive income					4,638

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	72	1,132	—	—	1,132
Share-based compensation	—	851	—	—	851
Repurchase and retirement of common stock	(328)	(692)	—	(6,503)	(7,195)
Cash dividends declared ($0.5475 per share)	—	—	—	(3,100)	(3,100)

Balance as of December 27, 2008	5,562	$12,944	$(393)	$26,537	$39,088

[1]	For further discussion of the adjustments recorded at the beginning of fiscal years 2006 and 2007, see “Accounting Changes” in “Note 2: Accounting Policies.”

See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2008, a 52-week year, ended on December 27, 2008. Fiscal year 2007, a 52-week year, ended on December 29, 2007. Fiscal year 2006, a 52-week year, ended on December 30, 2006. The next 53-week year will end on December 31, 2011.

Our consolidated financial statements include the accounts of Intel Corporation and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. We use the equity method to account for equity investments in instances in which we own common stock or similar interests (as described by the Emerging Issues Task Force (EITF) Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”), and have the ability to exercise significant influence, but not control, over the investee.

The U.S. dollar is the functional currency for Intel and our subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income (loss). Monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, have been remeasured to the U.S. dollar.

In accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159), we have classified cash flows from certain trading assets as cash flows from investing activities beginning in 2008. For further discussion, see “Accounting Changes” in “Note 2: Accounting Policies.”

As of December 27, 2008, our other accrued liabilities included $447 million in customer credit balances. Customer credit balances were not significant as of December 29, 2007.

Note 2: Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. The accounting estimates that require our most significant, difficult, and subjective judgments include:

•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments;
•	the valuation of investments in debt instruments and the determination of other-than-temporary impairments;
•	the assessment of recoverability of long-lived assets;
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions); and
•	the valuation of inventory.

The actual results that we experience may differ materially from our estimates.

Cash and Cash Equivalents

We consider all liquid available-for-sale debt instruments with original maturities from the date of purchase of approximately three months or less as cash and cash equivalents.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Assets

Investments that we designate as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Our trading asset investments include:

•	Marketable debt instruments when the interest rate or foreign exchange rate risk is hedged at inception by a related derivative instrument. We record the gains or losses of these investments arising from changes in fair value due to interest rate and currency market fluctuations and credit market volatility, offset by losses or gains on the related derivative instruments, in interest and other, net. We also designate certain floating-rate securitized financial instruments, primarily asset-backed securities purchased after December 30, 2006, as trading assets.
•	Equity securities offsetting deferred compensation when the investments seek to offset changes in liabilities related to equity and other market risks of certain deferred compensation arrangements. We offset the gains or losses from changes in fair value of these equity securities against losses or gains on the related liabilities and include them in interest and other, net.
•	Marketable equity securities when we deem the investments not to be strategic in nature at the time of original classification, and generally have the ability and intent to mitigate equity market risk through the sale or the use of derivative instruments. For these marketable equity securities, we include gains or losses from changes in fair value, primarily offset by losses or gains on related derivative instruments, in gains (losses) on other equity investments, net.

Debt Instrument Investments

We classify available-for-sale debt instruments with original maturities at the date of purchase greater than approximately three months and remaining maturities less than one year as short-term investments. We classify available-for-sale debt instruments with remaining maturities greater than one year as other long-term investments. We account for cost basis loan participation notes at amortized cost and classify them as short-term investments and other long-term investments based on stated maturities.

Available-for-Sale Investments

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We determine the cost of the investment sold based on the specific identification method. Our available-for-sale investments include:

•	Marketable debt instruments when the interest rate and foreign currency risks are not hedged at inception of the investment or when our designation for trading assets is not met. We hold these debt instruments to generate a return commensurate with three-month LIBOR. We record the interest income and realized gains and losses on the sale of these instruments in interest and other, net.
•	Marketable equity securities when the investments are considered strategic in nature at the time of original classification or there are barriers to mitigating equity market risk through the sale or use of derivative instruments at the time of original classification. We acquire these equity investments for the promotion of business and strategic objectives. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate the inherent equity market risks through hedging activities. We record the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on other equity investments, net.

Non-Marketable and Other Equity Investments

We account for non-marketable and other equity investments under either the cost or equity method and include them in other long-term assets. Our non-marketable and other equity investments include:

•	Equity method investments when we have the ability to exercise significant influence, but not control, over the investee. We record equity method adjustments in gains (losses) on equity method investments, net, and may do so with up to a one-quarter lag. Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, adjustments to recognize certain differences between our carrying value and our equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method. Equity method investments include marketable and non-marketable investments.
•	Non-marketable cost method investments when the equity method does not apply. We record the realized gains or losses on the sale of non-marketable cost method investments in gains (losses) on other equity investments, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other-Than-Temporary Impairment

All of our available-for-sale investments and non-marketable and other equity investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary, for the following investments:

•	Marketable equity securities when the resulting fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time. The evaluation that we use to determine whether a marketable equity security is other than temporarily impaired is based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our intent and ability to hold the investment for a sufficient period of time to allow for recovery in value in the foreseeable future. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating.
•	Non-marketable equity investments when events or circumstances are identified that would significantly harm the fair value of the investment and the fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time. The indicators that we use to identify those events and circumstances include:

•	the investee’s revenue and earning trends relative to predefined milestones and overall business prospects;
•	the technological feasibility of the investee’s products and technologies;
•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•	the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount, or a new round of equity funding is required for the investee to remain in business and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

•	Marketable debt instruments when the fair value is significantly below amortized cost and/or the significant decline has lasted for an extended period of time and we do not have the intent and ability to hold the investment for a sufficient period of time to allow for recovery in the foreseeable future. The evaluation that we use to determine whether a marketable debt instrument is other than temporarily impaired is based on the specific facts and circumstances present at the time of assessment, which include the consideration of the financial condition and liquidity of the issuer, the issuer’s credit rating, specific events that may cause us to believe that the debt instrument will not mature and be paid in full, and the duration and extent to which the fair value is below cost.

Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its fair value. We record impairment charges for:

•	marketable equity securities and non-marketable cost method investments in gains (losses) on other equity investments, net;
•	non-marketable and marketable equity method investments in gains (losses) on equity method investments, net; and
•	marketable debt instruments in interest and other, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and to a lesser extent, equity market risk and commodity price risk. Our derivative financial instruments are recorded at fair value and are included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities. Derivative instruments recorded as assets totaled $173 million as of December 27, 2008 ($118 million as of December 29, 2007). Derivative instruments recorded as liabilities totaled $299 million as of December 27, 2008 ($130 million as of December 29, 2007). For further discussion of our derivative instruments, see “Note 8: Derivative Financial Instruments.”

Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as cash flow or fair value hedges. A designated hedge of the exposure to variability in the future cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, we recognize gains or losses from the change in fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings. Derivatives that we designate as hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.

We recognize gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes within the income statement line item most closely associated with the economic underlying, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on other equity investments, net. Derivatives not designated as hedges are classified in cash flows from operating activities.

As part of our strategic investment program, we also acquire equity derivative instruments, such as warrants and equity conversion rights associated with debt instruments, which we do not designate as hedging instruments. We recognize the gains or losses from changes in fair values of these equity derivative instruments in gains (losses) on other equity investments, net.

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

If a cash flow hedge were discontinued because it was no longer probable that the original hedged transaction would occur as anticipated, the unrealized gain or loss on the related derivative would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated, is re-designated as a qualified hedge, or is sold. Any ineffective portion of both cash flow and fair value hedges, as well as amounts excluded from the assessment of effectiveness, is recognized in earnings in interest and other, net.

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

Inventories

We compute inventory cost on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-offs, which would negatively impact our gross margin. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market. Inventories at fiscal year-ends were as follows:

(In Millions)	2008	2007

Raw materials	$608	$507
Work in process	1,577	1,460
Finished goods	1,559	1,403

Total inventories	$3,744	$3,370

Property, Plant and Equipment

Property, plant and equipment, net at fiscal year-ends was as follows:

(In Millions)	2008	2007

Land and buildings	$16,546	$15,267
Machinery and equipment	28,812	27,754
Construction in progress	2,730	3,031

	48,088	46,052
Less: accumulated depreciation	(30,544)	(29,134)

Total property, plant and equipment, net	$17,544	$16,918

We state property, plant and equipment at cost, less accumulated depreciation. We compute depreciation for financial reporting purposes using the straight-line method over the following estimated useful lives: machinery and equipment, 2 to 4 years; buildings, 4 to 40 years. We regularly perform reviews if facts and circumstances indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than we had originally estimated. We assess the recoverability of our assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If we determine that the useful lives are shorter than we had originally estimated, we depreciate the net book value of the assets over the newly determined remaining useful lives. For a discussion of restructuring-related asset impairment charges, see “Note 15: Restructuring and Asset Impairment Charges.”

We identify property, plant and equipment as held for sale when it meets the criteria of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We reclassify held for sale assets to other current assets and cease recording depreciation.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We capitalize interest on borrowings related to eligible capital expenditures. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets. We record capital-related government grants earned as a reduction to property, plant and equipment.

Goodwill

We record goodwill when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Each year during the fourth quarter, we perform an impairment review for each reporting unit using a fair value approach. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. In determining the carrying value of the reporting unit, we make an allocation of our manufacturing and assembly and test assets because of the interchangeable nature of our manufacturing and assembly and test capacity. We base this allocation on each reporting unit’s relative percentage utilization of the manufacturing and assembly and test assets. In the event that an individual business within a reporting unit is divested, we allocate goodwill to that business based on its fair value relative to its reporting unit. For further discussion of goodwill, see “Note 13: Goodwill.”

Identified Intangible Assets

Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over the periods of benefit, ranging from 3 to 17 years. We amortize acquisition-related developed technology on a straight-line basis over approximately 4 years. We amortize other intangible assets over 4 years. We classify all identified intangible assets within other long-term assets. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. For further discussion of identified intangible assets, see “Note 14: Identified Intangible Assets.”

We perform a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

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

Revenue Recognition

We recognize net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectibility. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue. Because of frequent sales price reductions and rapid technology obsolescence in the industry, we defer the revenue and related costs of sales from sales made to distributors under agreements allowing price protection and/or right of return until the distributors sell the merchandise. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. We record the net deferred income from sales to distributors on our balance sheet as deferred income on shipments to distributors. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid over the fair value of the advertising benefit received as a reduction in revenue. Advertising costs recorded within marketing, general and administrative expenses were $1.86 billion in 2008 ($1.90 billion in 2007 and $2.32 billion in 2006).

Employee Equity Incentive Plans

We have employee equity incentive plans, which are described more fully in “Note 19: Employee Equity Incentive Plans.” Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, we measure share-based compensation at the grant date based on the fair value of the award.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost that we recognized beginning in 2006 includes compensation cost for all equity incentive awards granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the straight-line attribution method to recognize share-based compensation over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, we eliminate deferred tax assets for options and restricted stock units with multiple vesting dates for each vesting period on a first-in, first-out basis as if each vesting period were a separate award.

Accounting Changes

Fiscal Year 2006

Effective at the end of fiscal year 2006, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on our consolidated balance sheets and that changes in the funded status be reflected in other comprehensive income. SFAS No. 158 also requires that the measurement date of the plan’s funded status be the same as our fiscal year-end. Prior to adopting the provisions of SFAS No. 158, the measurement date for all non-U.S. plans was our fiscal year-end, and the measurement date for the U.S. plan was November. Therefore, the change in measurement date had an insignificant impact on the projected benefit obligation and accumulated other comprehensive income (loss). Upon adoption of SFAS No. 158 in 2006, we recorded an adjustment, net of tax, of $210 million to accumulated other comprehensive income (loss).

Fiscal Year 2007

In fiscal year 2007, we adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of these compensated absences over the service period. We adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $280 million, additional deferred tax assets of $99 million, and a reduction in retained earnings of $181 million at the beginning of 2007.

We also adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), and related guidance in fiscal year 2007. For further discussion, see “Note 23: Taxes.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year 2008

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), for all financial assets and financial liabilities, and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different from the fair values that would have been calculated under previous guidance. For further details on our fair value measurements, see “Note 3: Fair Value.”

In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1), and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities (for further details, see “Recent Accounting Pronouncements” below).

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In the first quarter of 2008, we adopted SFAS No. 159. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires unrealized gains and losses to be reported in earnings for items measured using the fair value option. For further discussion, see “Note 3: Fair Value.”

SFAS No. 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. We assessed the nature and purpose of our trading assets and determined that our marketable debt instruments will be classified on the statement of cash flows as investing activities, as they are held with the purpose of generating returns. Our equity securities offsetting deferred compensation will continue to be classified as operating activities, as they are maintained to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. SFAS No. 159 does not allow for retrospective application to periods prior to fiscal year 2008; therefore, all trading asset activity for prior periods will continue to be presented as operating activities on the statement of cash flows.

Staff Accounting Bulletin No. 110 (SAB 110) issued by the U.S. Securities and Exchange Commission (SEC) was effective for us beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin No. 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123(R). The amendment, in part, allowed the continued use, subject to specific criteria, of the simplified method in estimating the expected lives of share options granted after December 31, 2007. We will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

Recent Accounting Pronouncements

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis is not expected to have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us beginning in the first quarter of fiscal year 2009.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required. This standard is effective for us beginning in the first quarter of fiscal year 2009 and will change the accounting for our junior subordinated convertible debentures issued in 2005. The adoption of FSP APB 14-1 is expected to result in a decrease in our long-term debt of approximately $700 million; an increase in our deferred tax liability of approximately $275 million; an increase in our stockholders’ equity of approximately $450 million; and an increase in our net property, plant and equipment of approximately $25 million as of the beginning of the first quarter of fiscal year 2009. The adoption of FSP APB 14-1 will not result in a change to our prior-period consolidated statements of income, as the interest associated with our debt issuances is capitalized and added to the cost of qualified assets.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

Note 3: Fair Value

Our financial instruments are carried at fair value, except for cost basis loan participation notes, equity method and cost method investments, and most of our long-term debt. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our financial instruments carried at fair value are detailed in the tables below, and the carrying values of our trading assets and available-for-sale investments for 2008 and 2007 are detailed in “Note 4: Trading Assets” and “Note 5: Available-for-Sale Investments.” The fair value of our cost basis loan participation notes approximated the carrying value as of December 27, 2008 (the fair value exceeded the carrying value by approximately $50 million as of December 29, 2007). We did not hold any marketable equity method investments as of December 27, 2008; however, as of December 29, 2007, the fair value of our marketable equity method investment exceeded the carrying value by $14 million. The fair value of our non-marketable equity investments exceeded the carrying value by approximately $300 million as of December 27, 2008 and included gross unrealized losses of approximately $100 million, a majority of which were in a continuous unrealized loss position for less than 12 months. The fair value of our non-marketable equity investments exceeded the carrying value by approximately $600 million as of December 29, 2007. The fair value of these investments takes into account the movements of the equity and venture capital markets as well as changes in the interest rate environment, and other economic variables.

The fair value of our long-term debt was approximately $280 million lower than the carrying value as of December 27, 2008 (the fair value exceeded the carrying value by approximately $65 million as of December 29, 2007). The fair value of our long-term debt takes into consideration credit rating changes, equity price movements, interest rate changes, and other economic variables.

Fair Value Hierarchy

SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 1 assets and liabilities consist of certain of our money market fund deposits and marketable debt and equity instruments, including equity securities offsetting deferred compensation, that are traded in an active market with sufficient volume and frequency of transactions.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.

Level 2 assets consist of certain of our marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Level 2 assets also include marketable debt instruments priced using non-binding market consensus prices that can be corroborated with observable market data, marketable equity securities with security-specific restrictions that would transfer to the buyer, as well as debt instruments and derivative contracts priced using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. Marketable debt instruments in this category generally include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits, and a majority of floating-rate notes and corporate bonds.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

Level 3 assets and liabilities include marketable debt instruments, non-marketable equity investments, derivative contracts, and company-issued debt whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured. Level 3 assets also include marketable debt instruments that are priced using non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data. Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes and corporate bonds.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 27, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(In Millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Commercial paper	$—	$4,387	$—	$4,387
Bank time deposits	—	633	—	633
Money market fund deposits	373	49	—	422
Floating-rate notes	126	5,997	392	6,515
Corporate bonds	26	594	163	783
Asset-backed securities	—	—	1,083	1,083
Municipal bonds	—	383	—	383
Marketable equity securities	308	44	—	352
Equity securities offsetting deferred compensation	299	—	—	299
Derivative assets	—	158	15	173

Total assets measured at fair value	$1,132	$12,245	$1,653	$15,030

Liabilities
Long-term debt	$—	$—	$122	$122
Derivative liabilities	—	274	25	299

Total liabilities measured at fair value	$—	$274	$147	$421

Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our consolidated balance sheets as of December 27, 2008 as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(In Millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents	$336	$2,772	$—	$3,108
Short-term investments	149	4,953	227	5,329
Trading assets	328	2,020	814	3,162
Other current assets	—	158	3	161
Marketable equity securities	308	44	—	352
Other long-term investments	11	2,298	597	2,906
Other long-term assets	—	—	12	12

Total assets measured at fair value	$1,132	$12,245	$1,653	$15,030

Liabilities
Other accrued liabilities	$—	$236	$25	$261
Long-term debt	—	—	122	122
Other long-term liabilities	—	38	—	38

Total liabilities measured at fair value	$—	$274	$147	$421

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of our long-term debt was eligible for the fair value option allowed by SFAS No. 159 as of the effective date of the standard; however, we elected the fair value option only for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into an interest rate swap agreement that effectively converts the fixed rate obligation on the bonds to a floating LIBOR-based rate. As a result, changes in the fair value of this debt are primarily offset by changes in the fair value of the interest rate swap agreement, without the need to apply the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). We elected not to adopt SFAS No. 159 for our Arizona bonds issued in 2005, since the bonds were carried at amortized cost and were not eligible to apply the hedge accounting provisions of SFAS No. 133 due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated balance sheets. As of December 27, 2008 and December 29, 2007, no other long-term debt instruments were similar to the instrument for which we have elected the SFAS No. 159 fair value treatment.

The fair value of the 2007 Arizona bonds approximated its carrying value at the time we elected the fair value option under SFAS No. 159. As such, we did not record a cumulative-effect adjustment to the beginning balance of retained earnings or to the deferred tax liability. As of December 27, 2008, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data as well as significant unobservable inputs. Gains and losses on the 2007 Arizona bonds are recorded in interest and other, net on the consolidated statements of income. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Other
			Other	Current and	Other
	Short-Term	Trading	Long-Term	Long-Term	Accrued	Long-Term	Total Gains
(In Millions)	Investments	Assets	Investments	Assets	Liabilities	Debt	(Losses)
Balance as of December 29, 2007	$798	$1,004	$771	$18	$(15)	$(125)
Transfers from long-term to short-term investments	229	—	(229)	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	—	(83)	(22)	4	(13)	3	(111)
Included in other comprehensive income	1	—	(50)	—	—	—	(49)
Purchases, sales, issuances, and settlements, net	(631)	(12)	543	(10)	3	—
Transfers in (out) of Level 3	(170)	(95)	(416)	3	—	—

Balance as of December 27, 2008	$227	$814	$597	$15	$(25)	$(122)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of December 27, 2008	$—	$(83)	$(22)	$4	$(13)	$3	$(111)

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains and losses (realized and unrealized) included in earnings for the year ended December 27, 2008 are reported in interest and other, net and gains (losses) on other equity investments, net on the consolidated statements of income, as follows:

	Level 3
	2008
		Gains (Losses)
	Interest and	on Other Equity
(In Millions)	Other, Net	Investments, Net
Total gains (losses) included in earnings	$(115)	$4
Change in unrealized gains (losses) related to assets and liabilities still held as of December 27, 2008	$(115)	$4

Assets/Liabilities Measured at Fair Value on a Non-recurring Basis

The following table presents the financial instruments that were measured at fair value on a non-recurring basis as of December 27, 2008, and the gains (losses) recorded during 2008 on those assets:

		Fair Value Measured Using
		Quoted Prices in	Significant		Total Gains
	Carrying	Active Markets	Other	Significant	(Losses) for 12
	Value as of	for Identical	Observable	Unobservable	Months Ended
	December 27,	Instruments	Inputs	Inputs	December 27,
(In Millions)	2008	(Level 1)	(Level 2)	(Level 3)	2008
Clearwire Communications, LLC	$238	$—	$238	$—	$(762)
Numonyx B.V.[1]	$484	$—	$—	$503	$(250)
Other non-marketable equity investments	$84	$—	$—	$84	$(200)

Total gains (losses) for assets held as of December 27, 2008					$(1,212)

Gains (losses) for assets no longer held					$—

Total gains (losses) for non-recurring measurement					$(1,212)

[1]	Our carrying value as of December 27, 2008 did not equal our fair value measurement at the time of impairment due to the subsequent recognition of equity method adjustments.

A portion of our non-marketable equity investments were measured at fair value during 2008 due to events or circumstances we identified that significantly impacted the fair value of these investments, resulting in other-than-temporary impairment charges.

During the fourth quarter of 2008, we recorded a $762 million impairment charge on our investment in Clearwire Communications, LLC (Clearwire LLC) to write down our investment to its fair value, primarily due to the fair value being significantly lower than the cost basis of our investment. The impairment charge was included in gains (losses) on equity method investments, net on the consolidated statements of income. We determine the fair value of our investment in Clearwire LLC primarily using the quoted prices for its parent company, the new Clearwire Corporation. The effects of adjusting the quoted price for premiums that we believe market participants would consider for Clearwire LLC, such as tax benefits and voting rights associated with our investment, were mostly offset by the effects of discounts to the fair value, such as those due to transfer restrictions, lack of liquidity, and differences in dividend rights that are included in the value of the new Clearwire Corporation stock. We classified our investment in Clearwire LLC as Level 2, as the unobservable inputs to the valuation methodology were not significant to the measurement of fair value. For additional information about Clearwire, see “Note 6: Equity Method and Cost Method Investments.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded a $250 million impairment charge on our investment in Numonyx B.V. during the third quarter of 2008 to write down our investment to its fair value. Estimates for revenue, earnings, and future cash flows were revised lower due to a general decline in the NOR flash memory market segment. We measure the fair value of our investment in Numonyx using a combination of the income approach and the market approach. The income approach included the use of a weighted average of multiple discounted cash flow scenarios of Numonyx, which required the use of unobservable inputs, including assumptions of projected revenue, expenses, capital spending, and other costs, as well as a discount rate calculated based on the risk profile of the flash memory market segment. The market approach included using financial metrics and ratios of comparable public companies. The impairment charge was included in gains (losses) on equity method investments, net on the consolidated statements of income.

We also measured other non-marketable equity investments at fair value during 2008 when we recognized other-than-temporary impairment charges. We classified these impaired non-marketable equity investments as Level 3, as we use unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices and inherent lack of liquidity. We calculated these fair value measurements using the market approach and/or the income approach. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, products and services lines, development stage, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; estimated costs; and appropriate discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of our other non-marketable equity investments also takes into account movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables. The valuation of some of our investments in the wireless connectivity market segment was based on the income approach to determine the value of the investee’s spectrum licenses, transmission towers, and customer lists.

Note 4: Trading Assets

Trading assets outstanding at fiscal year-ends were as follows:

	2008		2007
	Net		Net
	Unrealized		Unrealized
(In Millions)	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
Marketable debt instruments	$(96)	$2,863	$51	$2,074
Equity securities offsetting deferred compensation	(41)	299	163	492

Total trading assets	$(137)	$3,162	$214	$2,566

Net losses on marketable debt instruments that we classified as trading assets held at the reporting date were $132 million in 2008 (gains of $19 million in 2007 and $31 million in 2006). Our net losses in 2008 on marketable debt instruments that we classified as trading assets held at the reporting date included $87 million of losses related to asset-backed securities. Net losses on the related derivatives were $5 million in 2008 (losses of $37 million in 2007 and $22 million in 2006). We maintain certain equity securities within our trading assets portfolio to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $332 million in 2008 ($483 million in 2007) and are included in other accrued liabilities. Net losses on equity securities offsetting deferred compensation arrangements still held at the reporting date were $209 million in 2008 (gains of $28 million in 2007 and $45 million in 2006).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Available-for-Sale Investments

Available-for-sale investments as of December 27, 2008 and December 29, 2007 were as follows:

	2008				2007
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized		Adjusted	Unrealized	Unrealized
(In Millions)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Floating-rate notes	$6,321	$3	$(127)	$6,197	$6,254	$3	$(31)	$6,226
Commercial paper	2,329	3	—	2,332	4,981	—	—	4,981
Non-U.S. government securities	816	1	—	817	118	—	—	118
Bank time deposits[1]	606	2	—	608	1,891	1	—	1,892
Corporate bonds	488	4	(12)	480	610	2	(8)	604
Money market fund deposits	419	—	—	419	1,824	1	—	1,825
Marketable equity securities	393	2	(43)	352	421	616	(50)	987
Asset-backed securities	374	—	(43)	331	937	—	(23)	914
Domestic government securities	159	—	—	159	121	—	—	121
Repurchase agreements	—	—	—	—	150	—	—	150

Total available-for-sale investments	$11,905	$15	$(225)	$11,695	$17,307	$623	$(112)	$17,818

	2008	2007
	Carrying	Carrying
(In Millions)	Amount	Amount
Available-for-sale investments	$11,695	$17,818
Investments in loan participation notes (cost basis)	20	111
Cash on hand	242	253

Total	$11,957	$18,182

Reported as (In Millions)	2008	2007
Cash and cash equivalents	$3,350	$7,307
Short-term investments	5,331	5,490
Marketable equity securities	352	987
Other long-term investments	2,924	4,398

Total	$11,957	$18,182

[1]	Bank time deposits were primarily issued by institutions outside the U.S. in 2008 and 2007.

During the fourth quarter of 2008, Clearwire Corporation and Sprint Nextel Corporation combined their respective WiMAX businesses in conjunction with additional capital contributions from Intel and other investors to form a new company that retained the name Clearwire Corporation. The additional capital contributions included our cash investment of $1.0 billion. Our pre-existing investment in Clearwire Corporation (old Clearwire Corporation) was converted into shares of the new company (new Clearwire Corporation) and the additional capital contribution of $1.0 billion was invested in Clearwire Communications, LLC (Clearwire LLC), a wholly owned subsidiary of the new Clearwire Corporation. Our investment in the new Clearwire Corporation is accounted for as an available-for-sale investment and

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in marketable equity securities. Our investment in Clearwire LLC is accounted for under the equity method and included within other long-term assets. As a result of the formation of the new Clearwire Corporation, our total ownership percentage decreased from 22% to 13%, resulting in a loss upon dilution of $34 million, which we recorded to gains (losses) on equity method investments, net. For further discussion of our equity method investment in Clearwire LLC, see “Note 6: Equity Method and Cost Method Investments.”

We sold available-for-sale investments, primarily marketable debt instruments, for proceeds of approximately $1.2 billion in 2008. The gross realized gains on sales of available-for-sale investments totaled $38 million and were primarily related to our sales of marketable equity securities. Impairment charges recognized on available-for-sale investments were $354 million in 2008. The impairment charges in 2008 were primarily related to a $176 million impairment charge on our investment in the new Clearwire Corporation and $97 million of impairment charges on our investment in Micron Technology, Inc. Gross realized losses on sales were insignificant during 2008.

We sold available-for-sale investments for proceeds of approximately $1.7 billion in 2007 and $2.0 billion in 2006. The gross realized gains on our sales totaled $138 million in 2007 and $135 million in 2006. The gain in 2006 included a gain of $103 million from the sale of a portion of our investment in Micron. We realized gains on third-party merger transactions that were insignificant during 2007 and $79 million during 2006. Our recognized impairment charges on available-for-sale investments as well as gross realized losses on sales were insignificant during 2007 and 2006.

The available-for-sale investments that were in a continuous unrealized loss position as of December 27, 2008, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	Less than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
(In Millions)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Floating-rate notes	$(67)	$2,771	$(60)	$1,651	$(127)	$4,422
Marketable equity securities	(43)	322	—	—	(43)	322
Asset-backed securities	—	—	(43)	312	(43)	312
Corporate bonds	(4)	168	(8)	127	(12)	295

Total	$(114)	$3,261	$(111)	$2,090	$(225)	$5,351

The available-for-sale investments in a continuous unrealized loss position as of December 29, 2007 were as follows:

	Less than 12 Months[1]
	Gross
	Unrealized
(In Millions)	Losses	Fair Value
Floating-rate notes	$(31)	$4,626
Asset-backed securities	(23)	914
Corporate bonds	(8)	157
Marketable equity securities	(50)	129

Total	$(112)	$5,826

[1]	Investments that were in a continuous unrealized loss position for 12 months or greater were not significant as of December 29, 2007.

As of December 27, 2008, the unrealized losses on our available-for-sale investments represented an insignificant amount in relation to our total available-for-sale portfolio. Substantially all of our unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments. As of December 27, 2008, a substantial majority of our available-for-sale investments in asset-backed securities in an unrealized loss position were rated AA-/Aa2 or better, and the majority of our available-for-sale investments in floating-rate notes and corporate bonds in an unrealized loss position were rated AA-/Aa2 or better. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received the full par value of our original debt investments. We have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive income for a sufficient period of time to allow for recovery of the principal amounts invested, which may occur at or near the maturity of those investments. The substantial majority of the $43 million of unrealized losses for marketable equity securities was attributed to the fair value decline of our investment in Micron. We believe that the unrealized losses in all of the above investments are temporary and that these losses do not represent a need for an other-than-temporary impairment, based on our evaluation of available evidence as of December 27, 2008.

The amortized cost and fair value of available-for-sale investments as of December 27, 2008, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$8,024	$7,999
Due in 1–2 years	1,542	1,513
Due in 2–5 years	1,162	1,094
Due after 5 years	11	10
Instruments not due at a single maturity date	793	750

Total	$11,532	$11,366

Instruments not due at a single maturity date include asset-backed securities and money market fund deposits.

Note 6: Equity Method and Cost Method Investments

Equity Method Investments

Equity method investments as of December 27, 2008 and December 29, 2007 were as follows:

	2008		2007
	Carrying	Ownership	Carrying	Ownership
(In Millions, Except Percentages)	Value	Percentage	Value	Percentage
IM Flash Technologies, LLC	$1,742	49%	$2,224	49%
IM Flash Singapore, LLP	329	49%	146	49%
Numonyx B.V.	484	45%	—	—%
Clearwire Communications, LLC[1]	238	8%	—	—%
Old Clearwire Corporation[2]	—	—%	508	22%
Other equity method investments	239		227

Total	$3,032		$3,105

[1]	Represents our interest in the Clearwire LLC holding company, as a percentage of the consolidated new Clearwire Corporation.

[2]	Our pre-existing investment in the old Clearwire Corporation was converted into shares of the new Clearwire Corporation and is recorded as a marketable equity security. For further discussion, see “Note 5: Available-for-Sale Investments.”

Our equity method investments are classified in other long-term assets on the consolidated balance sheets. The carrying value of our equity method investments, categorized as non-marketable and marketable equity method investments, as of December 27, 2008 and December 29, 2007, were as follows:

(In Millions)	2008	2007
Non-marketable equity method investments	$3,032	$2,597
Marketable equity method investment	—	508

Total	$3,032	$3,105

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net losses on equity method investments were $1.4 billion in 2008 (net gains of $3 million in 2007 and $2 million in 2006), including equity method impairment charges of $1.1 billion in 2008 ($28 million in 2007 and $7 million in 2006). During 2008, we recognized a $762 million impairment charge on our investment in Clearwire LLC (for information on the impairment of our available-for-sale investment in the new Clearwire Corporation, see “Note 7: Gains (Losses) on Other Equity Investments, Net”) and a $250 million impairment charge on our investment in Numonyx. Equity method losses on our investment in the old Clearwire Corporation were $184 million in 2008 and $104 million in 2007, and equity method losses on our investment in Numonyx were $87 million in 2008. In addition, the net gain on equity method investments in 2007 included approximately $110 million of income due to the reorganization of one of our investments. Equity method losses were not significant in 2006.

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, which includes summary results of operations information for fiscal years 2008, 2007, and 2006 and summary balance sheet information as of December 27, 2008 and December 29, 2007:

(In Millions)	2008	2007	2006
Operating results:
Net revenue	$3,456	$1,484	$403
Gross margin	$444	$67	$(13)
Operating income (loss)	$(702)	$(490)	$(76)
Net income (loss)	$(932)	$(674)	$(63)

	Dec. 27,	Dec. 29,
(In Millions)	2008	2007
Balance sheet:
Current assets	$3,257	$2,013
Non-current assets	$7,322	$5,703
Current liabilities	$1,316	$653
Non-current liabilities	$2,469	$1,150
Redeemable preferred stock	$50	$83
Minority interest	$10	$13

Summarized financial information for our equity method investees is presented on the basis of up to a one-quarter lag and is included for the periods in which we held an equity method ownership interest. Summarized financial information for Clearwire Corporation is presented as of September 30, 2008, and does not reflect any changes that have occurred as a result of Clearwire Corporation and Sprint Nextel Corporation combining their respective WiMAX businesses in the fourth quarter of 2008.

IMFT/IMFS

Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. Intel owns a 49% interest in each of these ventures. Our investments were $1.7 billion in IMFT and $329 million in IMFS as of December 27, 2008 ($2.2 billion in IMFT and $146 million in IMFS as of December 29, 2007). Our investments in these ventures are classified within other long-term assets. During 2008, IMFT returned $298 million to Intel, and that amount is reflected as a return of equity method investment within investing activities on the consolidated statements of cash flows.

As part of the initial capital contribution to IMFT, we paid $615 million in cash and issued $581 million in non-interest-bearing notes. During 2006, we paid the entire balance of $581 million to settle the non-interest-bearing notes, which has been reflected as a financing activity on the consolidated statements of cash flows. At inception, Micron contributed assets valued at $995 million and $250 million in cash in exchange for a 51% interest. In addition, we contributed approximately $1.3 billion over the past three years pursuant to the terms of the original agreement.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Initial production from IMFT began in early 2006. Our portion of IMFT costs, primarily related to product purchases and start-up, was approximately $1.1 billion during 2008 (approximately $790 million during 2007 and $300 million during 2006). The amount due to IMFT for product purchases and services provided was approximately $190 million as of December 27, 2008 and approximately $130 million as of December 29, 2007. Costs that Intel and Micron have incurred for product and process development related to IMFT are generally split evenly between Intel and Micron and are generally classified in research and development.

In the fourth quarter of 2008, management approved a plan with Micron to discontinue the supply of NAND flash memory from the 200mm facility within the IMFT manufacturing network. The agreement resulted in a $215 million restructuring charge primarily related to the IMFT 200mm supply agreement. The restructuring charge resulted in a reduction of our investment in IMFT of $184 million, a cash payment to Micron of $24 million, and other cash payments of $7 million.

Subject to certain conditions, we originally agreed to contribute up to approximately $1.7 billion for IMFS in the three years following the initial capital contributions, of which our maximum remaining commitment was approximately $1.3 billion as of December 27, 2008. However, the construction of the IMFS fabrication facility has been placed on hold.

IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.

These joint ventures are variable interest entities as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)), because all costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated our investment balances as of December 27, 2008, which were $1.7 billion in IMFT and $329 million in IMFS ($2.2 billion in IMFT and $146 million in IMFS as of December 29, 2007). As of December 27, 2008, except for the amount due to IMFT and IMFS for product purchases and services, we did not incur any additional liabilities in connection with our interests in these joint ventures. In addition to the potential loss of our existing investments, our actual losses could be higher, as Intel and Micron are liable for other future operating costs and/or obligations of IMFT and IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

Micron and Intel are also considered related parties under the provisions of FIN 46(R). As a result, the primary beneficiary is the entity that is most closely associated with the joint ventures. To make that determination, we reviewed several factors. The most important factors were consideration of the size and nature of the joint ventures’ operations relative to Micron and Intel, and which party had the majority of economic exposure under the purchase agreements. Based on those factors, we have determined that Micron is most closely associated with the joint ventures; therefore, we account for our interests using the equity method of accounting and do not consolidate these joint ventures.

The fair value of our investment in IMFT and IMFS approximated carrying value as of December 27, 2008 and is included within other long-term assets. We determine the fair value of our investments in IMFT and IMFS and related intangible assets using the income approach, based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business. The assumptions that most significantly affect the fair value determination are the estimates for the projected revenue and discount rate. It is reasonably possible that the estimates used in our valuation as of December 27, 2008 could change in the near term and result in an impairment of our investments. Based on our valuation as of December 27, 2008, a 5% decline in projected revenue in each of our cash flow scenarios would result in a decline in the fair value of our investment of up to approximately $300 million, and a one percentage point increase in the discount rate would result in a decline in the fair value of our investment by approximately $225 million.

In connection with an agreement between Intel and Apple, Inc. to supply a portion of the NAND flash memory output that we will purchase from IMFT, Apple provided a refundable $250 million pre-payment to Intel. In the fourth quarter of 2008, the NAND flash memory supply agreement was terminated, and the remaining portion of the pre-payment of $167 million was refunded to Apple.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Clearwire LLC

In the fourth quarter of 2008, we invested $1.0 billion in Clearwire LLC, a wholly owned subsidiary of the new Clearwire Corporation. For further discussion, see “Note 5: Available-for-Sale Investments.” Our investment in Clearwire LLC is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. As such, we did not record equity method adjustments during 2008 related to Clearwire LLC. The cost basis of this investment was initially $17 per share, based on the transaction agreement entered into in the second quarter of 2008. During the fourth quarter of 2008, we recorded a $762 million impairment charge on our investment in Clearwire LLC to write down our investment to its fair value of $238 million. The impairment charge is included in gains (losses) on equity method investments, net on the consolidated statements of income. For further discussion, see “Note 3: Fair Value.”

Numonyx

In the second quarter of 2008, we divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx. For further discussion, see “Note 12: Divestitures.” Our initial ownership interest, comprising common stock and a note receivable, was recorded at $821 million. Our investment is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. During 2008, we recorded $87 million of equity method losses and a $250 million impairment charge on our investment in Numonyx within gains (losses) on equity method investments, net. For further discussion, see “Note 3: Fair Value.”

As of December 27, 2008, our investment balance in Numonyx was $484 million and is included within other long-term assets. The carrying amount of our investment in Numonyx is approximately $400 million below our share of the book value of the net assets of Numonyx. Most of this difference has been assigned to specific Numonyx long-lived assets, and our proportionate share of Numonyx income or loss will be adjusted to recognize this difference over the estimated remaining useful lives of those long-lived assets.

Additional terms of our investment in Numonyx include:

•	We are leasing a facility in Israel to Numonyx for a period of up to 24 years under a fully paid, up-front operating lease. Upon completion of the divestiture, we recorded $82 million of deferred income representing the value of the prepaid operating lease. The deferred income will generally offset the related depreciation over the lease term.
•	We entered into supply and service agreements that involve the manufacture and the assembly and test of NOR flash memory products for Numonyx through 2008. The fair value of these agreements was $110 million and was recorded in other accrued liabilities upon completion of the transaction. This amount was recognized during 2008, primarily as a reduction of cost of sales. In the fourth quarter of 2008, we agreed with Numonyx to extend certain supply and service agreements through the end of 2009.
•	We entered into a transition services agreement that involves providing certain services, such as information technology, supply chain, and finance support, to Numonyx for up to one year. The reimbursement from Numonyx for these services offsets the related cost of sales and operating expenses.
•	Numonyx entered into an unsecured, four-year senior credit facility of up to $550 million, comprising a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics N.V. have each provided the lenders with a guarantee of 50% of the payment obligations of Numonyx under the senior credit facility. A demand on our guarantee can be triggered if Numonyx is unable to meet its obligations under the credit facility. Acceleration of the obligations of Numonyx under the credit facility could be triggered by a monetary default of Numonyx or, in certain circumstances, by events affecting the creditworthiness of STMicroelectronics. This guarantee is within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The maximum amount of future undiscounted payments that we could be required to make under the guarantee is $275 million plus accrued interest, expenses of the lenders, and penalties. As of December 27, 2008, the carrying amount of the liability associated with the guarantee was $79 million and is included in other accrued liabilities.
•	Our note receivable is subordinated to the senior credit facility and the preferential payout of Francisco Partners L.P., and will be deemed extinguished in liquidation events that generate proceeds insufficient to repay the senior credit facility and Francisco Partners’ preferential payout.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 27, 2008, approximately $37 million was included in accounts receivable, net for supply and service agreements related to the manufacture and assembly and test of NOR flash memory products by Intel on behalf of Numonyx. As of December 27, 2008, approximately $111 million was included in other current assets for amounts due to Intel from Numonyx, primarily for services performed under transition services agreements.

Cost Method Investments

Our non-marketable cost method investments are classified in other long-term assets on the consolidated balance sheets. The carrying value of our non-marketable cost method investments was $1.0 billion as of December 27, 2008 and $805 million as of December 29, 2007. We recognized impairment charges on non-marketable cost method investments of $135 million in 2008 ($90 million in 2007 and $71 million in 2006).

Note 7: Gains (Losses) on Other Equity Investments, Net

Gains (losses) on other equity investments, net includes gains (losses) on our equity investments that were not accounted for under the equity method of accounting, and were as follows for the three years ended December 27, 2008:

(In Millions)	2008	2007	2006
Impairment charges	$(455)	$(92)	$(72)
Gains on sales	60	204	151
Other, net	19	42	133

Total gains (losses) on other equity investments, net	$(376)	$154	$212

Impairment charges for 2008 included a $176 million impairment charge recognized on our available-for-sale investment in the new Clearwire Corporation and $97 million of impairment charges on our investment in Micron (for information on the impairment of our equity method investment in Clearwire LLC, see “Note 6: Equity Method and Cost Method Investments”). The impairment charge on our investment in the new Clearwire Corporation was due to the fair value being significantly lower than the cost basis of our investment. The impairment charges on our investment in Micron reflect the difference between our cost basis and the fair value of our investment in Micron at the end of the second and third quarters of 2008, and were principally based on our assessment of Micron’s financial results and the competitive environment, particularly for NAND flash memory products.

Note 8: Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and to a lesser extent, equity market risk and commodity price risk.

We currently do not enter into derivative instruments to manage credit risk; however, we manage our exposure to credit risk through our policies. We generally enter into derivative transactions with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed our obligations with that counterparty, because we enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions subject to International Swaps and Derivatives Association, Inc. (ISDA) agreements. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate transactions.

Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Japanese yen, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our currency risk management programs include:

•	Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of income as the impact of the hedged transaction.
•	Currency derivatives with fair value hedge accounting designation that utilize currency forward contracts and currency options to hedge the fair value exposure of recognized foreign-currency-denominated assets or liabilities, or previously unrecognized firm commitments. For fair value hedges, we recognize gains or losses in earnings to offset fair value changes in the hedged transaction. As of December 27, 2008 and December 29, 2007, we did not have any derivatives designated as foreign currency fair value hedges.
•	Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities and non-U.S.-dollar-denominated debt instruments classified as trading assets. The maturity of these instruments generally occurs within 12 months, except for derivatives associated with certain long-term equity-related investments that generally mature within five years. Changes in the U.S.-dollar-equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the income statement line item most closely associated with the economic underlying, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on other equity investments, net.

Interest Rate Risk

Our primary objective for holding investments in debt instruments is to preserve principal while maximizing yields. We generally swap the returns on our investments in fixed-rate debt instruments with remaining maturities longer than six months into U.S. dollar three-month LIBOR-based returns unless management specifically approves otherwise.

Our interest rate risk management programs include:

•	Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of some of our investments. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.
•	Interest rate derivatives with fair value hedge accounting designation that utilize interest rate swap agreements to hedge the fair values of debt instruments. We recognize the gains or losses from the changes in fair value of these instruments, as well as the offsetting change in the fair value of the hedged long-term debt, in interest expense. As of December 27, 2008 and December 29, 2007, we did not have any interest rate derivatives designated as fair value hedges.
•	Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets. Floating interest rates on the swaps are reset on a monthly, quarterly, or semiannual basis. Changes in fair value of the debt instruments classified as trading assets are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.

Equity Market Risk

Our marketable investments include marketable equity securities and equity derivative instruments such as warrants and options. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our market exposure; however, for our investments in strategic equity derivative instruments, including warrants, we may enter into transactions to reduce or eliminate the market risks. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our equity market risk management programs include:

•	Equity derivatives with hedge accounting designation that utilize equity options, swaps, or forward contracts to hedge the equity market risk of marketable equity securities when these investments are not considered to have strategic value. These derivatives are generally designated as fair value hedges. We recognize the gains or losses from the change in fair value of these equity derivatives, as well as the offsetting change in the fair value of the underlying hedged equity securities, in gains (losses) on other equity investments, net. As of December 27, 2008 and December 29, 2007, we did not have any equity derivatives designated as fair value hedges.
•	Equity derivatives without hedge accounting designation that utilize equity derivatives, such as warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on other equity investments, net.

Commodity Price Risk

We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.

Our commodity price risk management program includes:

•	Commodity derivatives with cash flow hedge accounting designation that utilize commodity swap contracts to hedge future cash flow exposures to the variability in commodity prices. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of income as the impact of the hedged transaction.

Credit Risk

We typically do not hold derivative instruments for the purpose of managing credit risk, since we limit the amount of credit exposure to any one counterparty and generally enter into derivative transactions with high-credit-quality counterparties. As of December 27, 2008 and December 29, 2007, our credit risk management program did not include credit derivatives.

Note 9: Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in debt instruments, derivative financial instruments, and trade receivables. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions subject to ISDA agreements.

We generally place investments with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the majority of the issuers are rated AA-/Aa2 or better. Our investment policy requires all investments with original maturities of up to six months to be rated at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Credit rating criteria for derivative instruments are similar to those for other investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed our obligations with that counterparty. As of December 27, 2008, the total credit exposure to any single counterparty did not exceed $500 million. We obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when we deem it appropriate.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A substantial majority of our trade receivables are derived from sales to original equipment manufacturers and original design manufacturers. We also have accounts receivable derived from sales to industrial and retail distributors. Our two largest customers accounted for 38% of net revenue for 2008 and 35% of net revenue for 2007 and 2006. Additionally, these two largest customers accounted for 46% of our accounts receivable as of December 27, 2008 and 35% of our accounts receivable as of December 29, 2007. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecasts, balance sheet analysis, and past collection experience.

We have adopted credit policies and standards intended to accommodate industry growth and inherent risk. We believe that credit risks are moderated by the financial stability of our major customers. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance if necessary.

We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures in accordance with the policies approved by our Board of Directors. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policies as deemed necessary.

Note 10: Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2008	2007	2006
Interest income	$592	$804	$636
Interest expense	(8)	(15)	(24)
Other, net	(96)	4	590

Total interest and other, net	$488	$793	$1,202

During 2006, we realized gains of $612 million for three completed divestitures included within “other, net” in the table above. For further discussion, see “Note 12: Divestitures.”

Note 11: Acquisitions

Consideration for acquisitions that qualify as business combinations includes the cash paid and the value of any options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash and any debt assumed. During 2008, we completed two acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $16 million, plus certain liabilities. We allocated all of this consideration to goodwill. See “Note 13: Goodwill” for the goodwill allocation by reportable operating segment.

During 2007, we completed one acquisition qualifying as a business combination in exchange for net cash consideration of $76 million, plus certain liabilities. We allocated a substantial majority of this consideration to goodwill. The acquired business and related goodwill was recorded within the all other category for segment reporting purposes. During 2006, we did not complete any acquisitions qualifying as business combinations.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Divestitures

During the first quarter of 2008, we completed the divestiture of a portion of the telecommunications-related assets of our optical platform division that were included in the Digital Enterprise Group operating segment. Consideration for the divestiture was approximately $85 million, including $75 million in cash and common shares of the acquiring company with an estimated value of $10 million at the date of purchase. We entered into an agreement with the acquiring company to provide certain manufacturing and transition services for a limited time that has since been completed. During the first quarter of 2008, as a result of this divestiture, we recorded a net gain of $39 million within interest and other, net. During the second quarter of 2008, we completed the sale of the remaining portion of our optical platform division for common shares of the acquiring company with an estimated value of $27 million at the date of purchase. Overall, approximately 100 employees of our optical products business became employees of the acquiring company.

During the second quarter of 2008, we completed the divestiture of our NOR flash memory business. We exchanged certain NOR flash memory assets and certain assets associated with our phase change memory initiatives with Numonyx for a note receivable with a contractual amount of $144 million and a 45.1% ownership interest in the form of common stock, together valued at $821 million. We retain certain rights to intellectual property included within the divestiture. Approximately 2,500 employees of our NOR flash memory business became employees of Numonyx. STMicroelectronics contributed certain assets to Numonyx for a note receivable with a contractual amount of $156 million and a 48.6% ownership interest in the form of common stock. Francisco Partners paid $150 million in cash in exchange for the remaining 6.3% ownership interest in the form of preferred stock and a note receivable with a contractual amount of $20 million. In addition, they received a payout right that is preferential relative to the investments of Intel and STMicroelectronics. We did not incur a gain or loss upon completion of the transaction in the second quarter of 2008, as we had recorded asset impairment charges in quarters prior to deal closure. For further discussion, see “Note 15: Restructuring and Asset Impairment Charges.” Subsequent to the divestiture, in the third quarter of 2008 we recorded a $250 million impairment charge on our investment in Numonyx within gains (losses) on equity method investments. For further discussion on our investment and the terms of the divestiture, see “Note 6: Equity Method and Cost Method Investments.”

During the third quarter of 2006, we completed the divestiture of our media and signaling business and associated assets that were included in the Digital Enterprise Group operating segment. We received $75 million in cash consideration. Approximately 375 employees of our media and signaling business became employees of the acquiring company. As a result of this divestiture, we recorded a reduction of goodwill of $4 million. Additionally, we recorded a net gain of $52 million within interest and other, net.

During the third quarter of 2006, we completed the divestiture of certain product lines and associated assets of our optical networking components business that were included in the Digital Enterprise Group operating segment. Consideration for the divestiture was $115 million, including $86 million in cash, and shares of the acquiring company with an estimated value of $29 million. Approximately 55 employees of our optical networking components business became employees of the acquiring company. As a result of this divestiture, we recorded a reduction of goodwill of $6 million. Additionally, we recorded a net gain of $77 million within interest and other, net.

During the fourth quarter of 2006, we completed the divestiture of certain assets of our communications and application processor business to Marvell Technology Group, Ltd. for a cash purchase price of $600 million plus the assumption of certain liabilities. We included the operating results associated with the divested assets of our communications and application processor business in the Mobility Group operating segment. Intel and Marvell also entered into an agreement whereby we provided certain manufacturing and transition services to Marvell. Approximately 1,300 employees of our communications and application processor business who were involved in a variety of functions, including engineering, product testing and validation, operations, and marketing, became employees of Marvell. As a result of this divestiture, we recorded a reduction of goodwill of $2 million. Additionally, we recorded a net gain of $483 million within interest and other, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Goodwill

Goodwill activity attributed to reportable operating segments for the years ended December 27, 2008 and December 29, 2007 was as follows:

	Digital
	Enterprise	Mobility
(In Millions)	Group	Group	All Other	Total
December 30, 2006	$3,390	$248	$223	$3,861
Addition	—	—	60	60
Other	(5)	—	—	(5)

December 29, 2007	3,385	248	283	3,916
Additions	9	—	9	18
Transfer	123	—	(123)	—
Other	(2)	—	—	(2)

December 27, 2008	$3,515	$248	$169	$3,932

During 2008, we completed a reorganization that transferred the revenue and costs associated with a portion of the Digital Home Group’s consumer PC components business to the Digital Enterprise Group. We reassigned $123 million of goodwill from the Digital Home Group to the Digital Enterprise Group as a result of the reorganization. We reassigned goodwill to the Digital Enterprise Group based on the relative fair value of the business transferred to the estimated fair value of the Digital Home Group reporting unit before the reorganization. The remaining goodwill associated with the Digital Home Group reporting unit is included in the all other category. During 2008, we completed two acquisitions that resulted in goodwill of $18 million. During 2007, we completed one acquisition that resulted in goodwill of $60 million. For further discussion, see “Note 11: Acquisitions.”

After completing our annual impairment reviews during the fourth quarter of 2008, 2007, and 2006, we concluded that goodwill was not impaired in any year.

Note 14: Identified Intangible Assets

We classify identified intangible assets within other long-term assets. Identified intangible assets consisted of the following as of December 27, 2008:

		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Intellectual property assets	$1,206	$(582)	$624
Acquisition-related developed technology	22	(8)	14
Other intangible assets	340	(203)	137

Total identified intangible assets	$1,568	$(793)	$775

During 2008, we acquired intellectual property assets for $68 million with a weighted average life of 10 years.

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

During 2007, we acquired intellectual property assets for $170 million with a weighted average life of 11 years. The majority of the intellectual property assets acquired represented the fair value of assets capitalized as a result of a settlement agreement with Transmeta Corporation. Pursuant to the agreement, we agreed to pay Transmeta a total of $250 million in exchange for a technology license and other consideration. The present value of the settlement was $236 million of which $113 million was charged to cost of sales. The charge to cost of sales related to the portion of the license attributable to certain product sales through the third quarter of 2007. The remaining $123 million represented the value of the intellectual property assets capitalized and is being amortized to cost of sales over the assets’ remaining useful lives.

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

Amortization expenses for the three years ended December 27, 2008 were as follows:

(In Millions)	2008	2007	2006
Intellectual property assets	$164	$159	$178
Acquisition-related developed technology	$5	$1	$20
Other intangible assets	$87	$92	$59

Based on identified intangible assets recorded as of December 27, 2008, and assuming that the underlying assets will not be impaired in the future, we expect amortization expenses for each period to be as follows:

(In Millions)	2009	2010	2011	2012	2013
Intellectual property assets	$142	$132	$79	$68	$51
Acquisition-related developed technology	$5	$5	$4	$—	$—
Other intangible assets	$124	$13	$—	$—	$—

Note 15: Restructuring and Asset Impairment Charges

The following table summarizes restructuring and asset impairment charges by plan for the three years ended December 27, 2008:

(In Millions)	2008	2007	2006
2008 NAND plan	$215	$—	$—
2006 efficiency program	495	516	555

Total restructuring and asset impairment charges	$710	$516	$555

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities. Subsequent to the end of 2008, management approved plans to restructure some of our manufacturing and assembly and test operations, and align our manufacturing and assembly and test capacity to current market conditions. These actions, which are expected to take place beginning in 2009, include closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California.

2008 NAND Plan

In the fourth quarter of 2008, management approved a plan with Micron to discontinue the supply of NAND flash memory from the 200mm facility within the IMFT manufacturing network. The agreement resulted in a $215 million restructuring charge, primarily related to the IMFT 200mm supply agreement. The restructuring charge resulted in a reduction of our investment in IMFT of $184 million, a cash payment to Micron of $24 million, and other cash payments of $7 million.

2006 Efficiency Program

The following table summarizes charges for the 2006 efficiency program for the three years ended December 27, 2008:

(In Millions)	2008	2007	2006
Employee severance and benefit arrangements	$151	$289	$238
Asset impairments	344	227	317

Total	$495	$516	$555

In the third quarter of 2006, management approved several actions recommended by our structure and efficiency task force as part of a restructuring plan designed to improve operational efficiency and financial results. Some of these activities have involved cost savings or other actions that did not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. The efficiency program has included targeted headcount reductions for various groups within the company, which we have met through employee attrition and terminations. Business divestures have further reduced our headcount.

During 2006, we completed the divestiture of three businesses. For further discussion, see “Note 12: Divestitures.” In connection with the divestiture of certain assets of our communications and application processor business, we recorded impairment charges of $103 million related to the write-down of manufacturing tools to their fair value, less the cost to dispose of the assets. We determined the fair value using a market-based valuation technique. In addition, as a result of both this divestiture and a subsequent assessment of our worldwide manufacturing capacity operations, we placed for sale our fabrication facility in Colorado Springs, Colorado. This plan resulted in an impairment charge of $214 million to write down to fair value the land, building, and equipment asset grouping that has been principally used to support our communications and application processor business. We determined the fair market value of the asset grouping using an average of the results from using the cost approach and market approach valuation techniques.

During 2007, we incurred an additional $54 million in asset impairment charges as a result of market conditions related to the Colorado Springs facility. Also, we recorded land and building write-downs related to certain facilities in Santa Clara, California. In addition, we incurred $85 million in asset impairment charges related to assets that we sold in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture.

During 2008, we incurred additional asset impairment charges related to the Colorado Springs facility, based on market conditions. Also, we incurred $275 million in additional asset impairment charges related to assets that we sold in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges using the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. For further information on this divestiture, see “Note 12: Divestitures.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during 2007 and 2008:

	Employee Severance
(In Millions)	and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 30, 2006	$48	$—	$48
Additional accruals	299	227	526
Adjustments	(10)	—	(10)
Cash payments	(210)	—	(210)
Non-cash settlements	—	(227)	(227)

Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	167	344	511
Adjustments	(16)	—	(16)
Cash payments	(221)	—	(221)
Non-cash settlements	—	(344)	(344)

Accrued restructuring balance as of December 27, 2008	$57	$—	$57

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of December 27, 2008 was related to severance benefits that we recorded within accrued compensation and benefits.

From the third quarter of 2006 through the fourth quarter of 2008, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this program. These charges included a total of $678 million related to employee severance and benefit arrangements for approximately 11,900 employees, and $888 million in asset impairment charges.

Note 16: Borrowings

Short-Term Debt

Short-term debt included non-interest-bearing drafts payable of $100 million and the current portion of long-term debt of $2 million as of December 27, 2008 (drafts payable of $140 million and the current portion of long-term debt of $2 million as of December 29, 2007). We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2008 were approximately $1.3 billion. We did not have outstanding commercial paper as of December 27, 2008. There were no borrowings under our commercial paper program during 2007. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 27, 2008.

Long-Term Debt

Our long-term debt at fiscal year-ends was as follows:

(In Millions)	2008	2007
Junior subordinated convertible debentures due 2035 at 2.95%	$1,587	$1,586
2005 Arizona bonds due 2035 at 4.375%	158	159
2007 Arizona bonds due 2037 at 5.3%	122	125
Euro debt due 2009–2017 at 7%	20	111
Other debt	1	1

	1,888	1,982
Less: current portion of long-term debt	(2)	(2)

Total long-term debt	$1,886	$1,980

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2005, we issued $1.6 billion of 2.95% junior subordinated convertible debentures (the debentures) due 2035. The debentures are convertible, subject to certain conditions, into shares of our common stock at an initial conversion rate of 31.7162 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $31.53 per share of common stock. Holders can surrender the debentures for conversion at any time. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debentures (the indenture), but will not be adjusted for accrued interest. In addition, the conversion rate will increase for a holder who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel, as described in the indenture. The debentures, which pay a fixed rate of interest semiannually, have a contingent interest component that will require us to pay interest based on certain thresholds and for certain events commencing on December 15, 2010, as outlined in the indenture. The maximum amount of contingent interest that will accrue is 0.40% per year. The fair value of the related embedded derivative was not significant as of December 27, 2008 or December 29, 2007.

We can settle any conversion or repurchase of the debentures in cash or stock at our option. On or after December 15, 2012, we can redeem, for cash, all or part of the debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. If certain events occur in the future, the indenture provides that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The debentures are subordinated in right of payment to our existing and future senior debt and to the other liabilities of our subsidiaries. We concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133. In addition, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we have concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. As such, the embedded conversion option is not accounted for separately as a derivative.

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

In 2007, we guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona, which constitute an unsecured general obligation for Intel. The aggregate principal amount of the bonds issued in December 2007 (2007 Arizona bonds) is $125 million due in 2037, and the bonds bear interest at a fixed rate of 5.3%. The 2007 Arizona bonds are subject to mandatory tender, at our option, on any interest payment date beginning on or after December 1, 2012 until their final maturity on December 1, 2037. Upon such tender, we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until their final maturity. We also entered into an interest rate swap agreement, from a fixed rate to a floating LIBOR-based return. At the beginning of the first quarter of 2008, we elected the provisions of SFAS No. 159 for the 2007 Arizona bonds, and we record these bonds at fair value. For further discussion, see “Note 3: Fair Value.”

We have euro borrowings that we made in connection with financing manufacturing facilities and equipment in Ireland. We invested the proceeds in euro-denominated loan participation notes of similar maturity to reduce currency and interest rate exposures. During 2008, we retired $96 million in euro borrowings prior to their maturity dates through the simultaneous settlement of an equivalent amount of investments in loan participation notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 27, 2008, our aggregate debt maturities were as follows (in millions):

Year Payable
2009	$2
2010	160
2011	2
2012	2
2013	2
2014 and thereafter	1,723

Total	$1,891

Note 17: Retirement Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Our Chief Executive Officer (CEO) determines the amounts to be contributed to the U.S. Profit Sharing Plan under delegation of authority from our Board of Directors, pursuant to the terms of the Profit Sharing Plan. As of December 27, 2008, approximately 75% of our U.S. Profit Sharing Fund was invested in equities, and approximately 25% was invested in fixed-income instruments. Most assets are managed by external investment managers.

For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan is unfunded.

We expensed $289 million for the qualified and non-qualified U.S. profit sharing retirement plans in 2008 ($302 million in 2007 and $313 million in 2006). In the first quarter of 2009, we funded $276 million for the 2008 contribution to the qualified U.S. Profit Sharing Plan.

Contributions that we make to the U.S. Profit Sharing Plan on behalf of our employees vest based on the employee’s years of service. Vesting occurs after two years of service in 20% annual increments until the employee is 100% vested after six years, or earlier if the employee reaches age 60.

Pension and Postretirement Benefit Plans

U.S. Pension Benefits. We provide a tax-qualified defined-benefit pension plan for the benefit of eligible employees and retirees in the U.S. The plan provides for a minimum pension benefit that is determined by a participant’s years of service and final average compensation (taking into account the participant’s social security wage base), reduced by the participant’s balance in the U.S. Profit Sharing Plan. If the pension benefit exceeds the participant’s balance in the U.S. Profit Sharing Plan, the participant will receive a combination of pension and profit sharing amounts equal to the pension benefit. However, the participant will receive only the benefit from the Profit Sharing Plan if that benefit is greater than the value of the pension benefit. If we do not continue to contribute to, or significantly reduce contributions to, the U.S. Profit Sharing Plan, the projected benefit obligation of the U.S. defined-benefit plan could increase significantly. The significant decrease in the fair value of the U.S. Profit Sharing Plan assets during 2008 contributed to an increase in the projected benefit obligation of the U.S. defined-benefit plan.

Non-U.S. Pension Benefits. We also provide defined-benefit pension plans in certain other countries. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment.

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

Benefit Obligation and Plan Assets

The changes in the benefit obligations and plan assets for the plans described above were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2008	2007	2008	2007	2008	2007
Change in projected benefit obligation:
Beginning benefit obligation	$291	$345	$794	$686	$213	$204
Service cost	14	18	64	70	12	12
Interest cost	16	17	42	37	12	11
Plan participants’ contributions	—	—	10	10	3	3
Actuarial (gain) loss	244	(31)	(157)	(59)	(60)	(11)
Currency exchange rate changes	—	—	13	77	—	—
Plan amendments	—	(25)	—	—	—	—
Plan curtailments[1]	—	—	(20)	—	—	—
Plan settlements[1]	—	—	(27)	—	—	—
Benefits paid to plan participants	(23)	(33)	(28)	(27)	(7)	(6)

Ending projected benefit obligation	$542	$291	$691	$794	$173	$213

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2008	2007	2008	2007	2008	2007
Change in plan assets:
Beginning fair value of plan assets	$227	$245	$548	$447	$1	$1
Actual return on plan assets	(6)	15	(132)	20	(1)	(1)
Employer contributions	105	—	80	52	5	4
Plan participants’ contributions	—	—	10	10	3	3
Currency exchange rate changes	—	—	22	49	—	—
Plan settlements[1]	—	—	(43)	—	—	—
Benefits paid to participants	(23)	(33)	(28)	(30)	(7)	(6)

Ending fair value of plan assets[2]	$303	$227	$457	$548	$1	$1

[1]	2008 curtailments and settlements were primarily related to the divestiture of our NOR flash memory business for employees at our Israel and Philippines facilities.

[2]	As of December 27, 2008, our plan financial assets and liabilities were valued using the provisions of SFAS No. 157.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized on the consolidated balance sheet as of December 27, 2008:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits
Other long-term assets	$—	$39	$—
Accrued compensation and benefits	—	(4)	(4)
Other long-term liabilities	(239)	(269)	(168)
Accumulated other comprehensive loss (income)	307	167	(49)

Net amount recognized	$68	$(67)	$(221)

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of December 27, 2008:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits
Net prior service cost	$—	$—	$(16)
Net actuarial gain (loss)	(307)	(165)	65
Reclassification adjustment of transition obligation	—	(2)	—

Defined benefit plans, net	$(307)	$(167)	$49

The following table summarizes the amounts recognized on the consolidated balance sheet as of December 29, 2007:

	U.S. Pension	Non-U.S. Pension	Postretirement
(In Millions)	Benefits	Benefits	Medical Benefits
Other long-term assets	$—	$53	$—
Accrued compensation and benefits	—	(6)	(10)
Other long-term liabilities	(64)	(293)	(202)
Accumulated other comprehensive loss	49	146	15

Net amount recognized	$(15)	$(100)	$(197)

Included in the aggregate data in the following tables are the amounts applicable to our pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

	U.S. Pension		Non-U.S. Pension
	Benefits		Benefits
(In Millions)	2008	2007	2008	2007
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$447	$155
Plan assets	$—	$—	$255	$31
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$542	$291	$531	$573
Plan assets	$303	$227	$258	$274

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Discount rate	6.7%	5.6%	5.6%	5.5%	6.8%	5.6%
Rate of compensation increase	5.0%	5.0%	3.5%	4.5%	—	—

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2008	2007	2008	2007	2008	2007

Discount rate	5.6%	5.5%	5.2%	5.2%	5.6%	5.5%
Expected return on plan assets	5.1%	5.6%	6.5%	6.2%	—	—
Rate of compensation increase	5.0%	5.0%	4.3%	4.5%	—	—

For the U.S. plans, we developed the discount rate by calculating the benefit payment streams by year to determine when benefit payments will be due. We then matched the benefit payment streams by year to the AA corporate bond rates to match the timing and amount of the expected benefit payments and discounted back to the measurement date to determine the appropriate discount rate. For the non-U.S. plans, we used two approaches to develop the discount rate. In certain countries, we used a model consisting of a theoretical bond portfolio for which the timing and amount of cash flows approximates the estimated benefit payments of our pension plans. In other countries, we analyzed current market long-term bond rates and matched the bond maturity with the average duration of the pension liabilities. We consider several factors in developing the asset return assumptions for the U.S. and non-U.S. plans. We analyzed rates of return relevant to the country where each plan is in effect and the investments applicable to the plan, expectations of future returns, local actuarial projections, and the projected long-term rates of return from investment managers. The expected long-term rate of return shown for the non-U.S. plan assets is weighted to reflect each country’s relative portion of the non-U.S. plan assets.

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

				Non-U.S. Pension			Postretirement
	U.S. Pension Benefits			Benefits			Medical Benefits
(In Millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost	$14	$18	$4	$64	$70	$51	$12	$6	$12
Interest cost	16	17	13	42	37	27	12	11	10
Expected return on plan assets	(11)	(10)	(12)	(39)	(29)	(15)	—	—	—
Amortization of prior service cost	—	(25)	—	—	1	—	4	4	4
Recognized net actuarial loss	1	7	—	6	11	—	—	—	—
Recognized curtailment gains[1]	—	—	—	(4)	—	—	—	—	—
Recognized settlement losses[1]	—	—	—	17	—	—	—	—	—

Net periodic benefit cost	$20	$7	$5	$86	$90	$63	$28	$21	$26

[1]	2008 curtailments and settlements were primarily related to the divestiture of our NOR flash memory business for employees at our Israel and Philippines facilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Plan Assets

In general, the investment strategy for U.S. plan assets is to assure that the pension assets are available to pay benefits as they come due and to minimize market risk. When deemed appropriate, we may invest a portion of the fund in futures contracts for the purpose of acting as a temporary substitute for an investment in a particular equity security. The fund does not engage in speculative futures transactions. The U.S. plan assets are managed to remain within the target allocation ranges listed below. As of December 27, 2008, our plan assets were not within our target allocation due to market volatility. At times our allocation will temporarily fall outside the target allocation range, as we re-allocate plan assets due to market conditions, such as volatility and liquidity concerns, to minimize market risk. The expected long-term rate of return for the U.S. plan assets is 4.5%.

The asset allocation for our U.S. Pension Plan at the end of fiscal years 2008 and 2007, and the target allocation rate for 2009, by asset category, are as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation	2008	2007
Equity securities	10%–20%	7.5%	15.0%
Debt instruments	80%–90%	92.5%	85.0%

Non-U.S. Plan Assets

The investments of the non-U.S. plans are managed by insurance companies, third-party trustees, or pension funds, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by us or local regulations. The investment manager evaluates performance by comparing the actual rate of return to the return on other similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 6.6%.

The asset allocation for our non-U.S. plans, excluding assets managed by qualified insurance companies, at the end of fiscal years 2008 and 2007, and the target allocation rate for 2009, by asset category, are as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation	2008	2007
Equity securities	64.0%	64.0%	67.0%
Debt instruments	12.0%	12.0%	8.0%
Other	24.0%	24.0%	25.0%

Investment assets managed by qualified insurance companies are invested as part of the insurance companies’ general fund. We do not have control over the target allocation of those investments. Those investments made up 36% of total non-U.S. plan assets in 2008 (31% in 2007).

Funding Expectations

Under applicable law for the U.S. Pension Plan, we are not required to make any contributions during 2009. Our expected funding for the non-U.S. plans during 2009 is approximately $62 million. We expect employer contributions to the postretirement medical benefits plan to be approximately $5 million during 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

We expect the benefits to be paid through 2018 from the U.S. and non-U.S. pension plans and other postretirement benefit plans to be approximately $75 million annually.

Note 18: Commitments

A portion of our capital equipment and certain facilities is under operating leases that expire at various dates through 2028. Additionally, portions of our land are under leases that expire at various dates through 2062. Rental expense was $141 million in 2008 ($154 million in 2007 and $160 million in 2006).

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 27, 2008 (in millions):

Year Payable
2009	$106
2010	75
2011	55
2012	44
2013	24
2014 and thereafter	46

Total	$350

Commitments for construction or purchase of property, plant and equipment totaled $2.9 billion as of December 27, 2008 ($2.3 billion as of December 29, 2007). Other purchase obligations and commitments totaled $1.2 billion as of December 27, 2008 ($1.7 billion as of December 29, 2007). Other purchase obligations and commitments include payments due under various types of licenses, agreements to purchase raw material or other goods, as well as payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies. In addition, we have various contractual commitments with Micron, IMFT, and IMFS (see “Note 6: Equity Method and Cost Method Investments”).

Note 19: Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.

In May 2007, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 119 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 294 million shares. Of this amount, we increased the maximum number of shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) to 168 million shares. The approval also extended the expiration date of the 2006 Plan to June 2010. The 2006 Plan allows for time-based, performance-based, and market-based vesting for equity incentive awards. As of December 27, 2008, we had not issued any performance-based or market-based equity incentive awards. As of December 27, 2008, 174 million shares remained available for future grant under the 2006 Plan. We may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once they are assumed, we do not grant additional shares under these plans.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity awards granted to employees in 2008 under our equity incentive plans generally vest over 4 years from the date of grant, and options expire 7 years from the date of grant. Equity awards granted to key officers, senior-level employees, and key employees in 2008 may have delayed vesting beginning 2 to 5 years from the date of grant, and options expire 7 to 10 years from the date of grant.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Under the 2006 Stock Purchase Plan, we made 240 million shares of common stock available for issuance through August 2011. As of December 27, 2008, 188 million shares were available for issuance under the 2006 Stock Purchase Plan.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), as discussed in “Note 2: Accounting Policies.” Share-based compensation recognized in 2008 was $851 million ($952 million in 2007 and $1,375 million in 2006).

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in 2006, 2007, and 2008 was not significant.

The total share-based compensation cost capitalized as part of inventory as of December 27, 2008 was $46 million ($41 million as of December 29, 2007 and $72 million as of December 30, 2006). During 2008, the tax benefit that we realized for the tax deduction from option exercises and other awards totaled $147 million ($265 million in 2007 and $139 million in 2006).

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

	2008	2007	2006
Estimated values	$19.94	$21.13	$18.70
Risk-free interest rate	2.1%	4.7%	4.9%
Dividend yield	2.6%	2.0%	2.0%

We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire common stock granted under our stock purchase plan. We based the weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values, on estimates at the date of grant, as follows:

	Stock Options			Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Estimated values	$5.74	$5.79	$5.21	$5.32	$5.18	$4.56
Expected life (in years)	5.0	5.0	4.9	.5	.5	.5
Risk-free interest rate	3.0%	4.5%	4.9%	2.1%	5.2%	5.0%
Volatility	37%	26%	27%	35%	28%	29%
Dividend yield	2.7%	2.0%	2.0%	2.5%	2.0%	2.1%

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We base the expected volatility on implied volatility, because we have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We use the simplified method of calculating expected life described in SAB 107, as amended by SAB 110, due to significant differences in the vesting terms and contractual life of current option grants compared to our historical grants.

Restricted Stock Unit Awards

Information with respect to outstanding restricted stock unit activity is as follows:

		Weighted
		Average
	Number of	Grant-Date	Aggregate
(In Millions, Except Per Share Amounts)	Shares	Fair Value	Fair Value[1]
December 31, 2005	—	—
Granted	30.0	$18.70
Vested	—	—	$—
Forfeited	(2.6)	$18.58

December 30, 2006	27.4	$18.71
Granted	32.8	$21.13
Vested[2]	(5.9)	$18.60	$131
Forfeited	(3.2)	$19.38

December 29, 2007	51.1	$20.24
Granted	32.9	$19.94
Vested[2]	(12.1)	$19.75	$270
Forfeited	(4.6)	$20.12

December 27, 2008	67.3	$20.18

Expected to vest as of December 27, 2008[3]	60.5	$20.20

[1]	Represents the value of Intel common stock on the date that the restricted stock units vest. On the grant date, the fair value for these vested awards was $239 million in 2008 and $111 million in 2007.

[2]	The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the statutory tax withholding requirements.

[3]	Restricted stock units that are expected to vest are net of estimated future forfeitures.

As of December 27, 2008, there was $937 million in unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.4 years.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Awards

Options outstanding that have vested and are expected to vest as of December 27, 2008 are as follows:

			Weighted Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual Term	Value[1]
	(In Millions)	Exercise Price	(In Years)	(In Millions)
Vested	517.0	$28.78	3.0	$5
Expected to vest[2]	88.1	$21.88	4.9	—

Total	605.1	$27.77	3.3	$5

[1]	Amounts represent the difference between the exercise price and $14.18, the closing price of Intel common stock on December 27, 2008, as reported on The NASDAQ Global Select Market*, for all in-the-money options outstanding.

[2]	Options outstanding that are expected to vest are net of estimated future option forfeitures.

Options with a fair value of $459 million completed vesting during 2008. As of December 27, 2008, there was $335 million in unrecognized compensation costs related to stock options granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.2 years.

Additional information with respect to stock option activity is as follows:

		Weighted
	Number of	Average	Aggregate Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 31, 2005	899.9	$26.71
Grants	52.3	$20.04
Exercises	(47.3)	$12.83	$364
Cancellations and forfeitures	(65.4)	$28.07

December 30, 2006	839.5	$26.98
Grants	24.6	$22.63
Exercises	(132.8)	$19.78	$552
Cancellations and forfeitures	(65.4)	$31.97

December 29, 2007	665.9	$27.76
Grants	24.9	$20.81
Exercises	(33.6)	$19.42	$101
Cancellations and forfeitures	(42.8)	$31.14
Expirations	(2.4)	$22.84

December 27, 2008	612.0	$27.70

Options exercisable at:
December 30, 2006	567.6	$28.66
December 29, 2007	528.2	$29.04
December 27, 2008	517.0	$28.78

[1]	Amounts represent the difference between the exercise price and the value of Intel common stock at the time of exercise.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about options outstanding as of December 27, 2008:

	Outstanding Options
		Weighted Average		Exercisable Options
	Number of	Remaining	Weighted	Number of	Weighted
	Shares	Contractual Life	Average	Shares	Average
Range of Exercise Prices	(In Millions)	(In Years)	Exercise Price	(In Millions)	Exercise Price
$0.05–$15.00	0.6	3.4	$5.26	0.6	$5.26
$15.01–$20.00	86.5	4.4	$18.37	64.7	$18.40
$20.01–$25.00	274.5	3.6	$22.53	211.0	$22.67
$25.01–$30.00	122.2	4.1	$27.23	116.2	$27.25
$30.01–$35.00	48.9	1.7	$31.35	45.2	$31.33
$35.01–$40.00	20.0	1.6	$38.43	20.0	$38.43
$40.01–$72.88	59.3	1.4	$59.85	59.3	$59.85

Total	612.0	3.4	$27.70	517.0	$28.78

These options will expire if they are not exercised by specific dates through January 2018. Option exercise prices for options exercised during the three-year period ended December 27, 2008 ranged from $0.05 to $27.27.

Stock Purchase Plan

Approximately 72% of our employees were participating in our stock purchase plan as of December 27, 2008. Employees purchased 25.9 million shares in 2008 for $453 million under the 2006 Stock Purchase Plan (26.1 million shares for $428 million in 2007). Employees purchased 26.0 million shares in 2006 for $436 million under the now expired 1976 Stock Participation Plan. As of December 27, 2008, there was $18 million in unrecognized compensation costs related to rights to acquire common stock under our stock purchase plan. We expect to recognize those costs over a weighted average period of one month.

Note 20: Common Stock Repurchases

Common Stock Repurchase Program

We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. During 2008, we repurchased 324 million shares of common stock at a cost of $7.1 billion (111 million shares at a cost of $2.75 billion during 2007 and 226 million shares at a cost of $4.6 billion during 2006). We have repurchased and retired 3.3 billion shares at a cost of approximately $67 billion since the program began in 1990. As of December 27, 2008, $7.4 billion remained available for repurchase under the existing repurchase authorization. A portion of our purchases in 2008 and 2007 was executed under privately negotiated forward purchase agreements.

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During 2008, we withheld 3.5 million shares (1.7 million shares during 2007) to satisfy $78 million ($38 million during 2007) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

(In Millions, Except Per Share Amounts)	2008	2007	2006
Net income	$5,292	$6,976	$5,044

Weighted average common shares outstanding—basic	5,663	5,816	5,797
Dilutive effect of employee equity incentive plans	34	69	32
Dilutive effect of convertible debt	51	51	51

Weighted average common shares outstanding—diluted	5,748	5,936	5,880

Basic earnings per common share	$0.93	$1.20	$0.87

Diluted earnings per common share	$0.92	$1.18	$0.86

We computed our basic earnings per common share using net income and the weighted average number of common shares outstanding during the period. We computed diluted earnings per common share using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan, and applying the if-converted method for the assumed conversion of debt.

For 2008, we excluded 484 million outstanding weighted average stock options (417 million in 2007 and 693 million in 2006) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

Note 22: Comprehensive Income

The components of total comprehensive income were as follows:

(In Millions)	2008	2007	2006
Net income	$5,292	$6,976	$5,044
Other comprehensive income (loss)	(654)	318	26

Total comprehensive income	$4,638	$7,294	$5,070

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of other comprehensive income (loss) and related tax effects were as follows:

	2008			2007			2006
	Before		Net of	Before		Net of	Before		Net of
(In Millions)	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax
Change in unrealized holding gain (loss) on investments	$(764)	$279	$(485)	$420	$(155)	$265	$94	$(33)	$61
Less: adjustment for (gain) loss on investments included in net income	34	(12)	22	(85)	31	(54)	(75)	27	(48)
Change in unrealized holding gain (loss) on derivatives	(23)	8	(15)	80	(21)	59	59	(22)	37
Less: adjustment for amortization of (gain) loss on derivatives included in net income	(58)	21	(37)	(55)	16	(39)	9	(3)	6
Change in prior service costs	5	(2)	3	4	(1)	3	—	—	—
Change in actuarial loss	(220)	78	(142)	106	(22)	84	—	—	—
Minimum pension liability	—	—	—	—	—	—	(36)	6	(30)

Total other comprehensive income (loss)	$(1,026)	$372	$(654)	$470	$(152)	$318	$51	$(25)	$26

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

(In Millions)	2008	2007
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$(139)	$324
Accumulated net unrealized holding gain on derivatives	48	100
Accumulated net prior service costs	(10)	(13)
Accumulated net actuarial losses	(290)	(148)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$(393)	$261

For 2008, we reclassified $37 million of net deferred holding gains on derivatives from accumulated other comprehensive income (loss) to cost of sales and operating expenses related to our non-U.S.-currency capital purchase and operating cost hedging programs (gains of $39 million in 2007 and losses of $6 million in 2006). We estimate that we will reclassify less than $15 million of net derivative losses included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings for cash flow hedges. Additionally, for all periods presented, there was not a significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

The estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2009 are $4 million, $28 million, and zero, respectively.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23: Taxes

Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2008	2007	2006

Income before taxes:
U.S.	$6,117	$6,520	$4,532
Non-U.S.	1,569	2,646	2,536

Total income before taxes	$7,686	$9,166	$7,068

Provision for taxes:
Current:
Federal	$2,781	$1,865	$1,997
State	(38)	111	15
Non-U.S.	345	445	337

	3,088	2,421	2,349

Deferred:
Federal	(668)	(140)	(305)
Other	(26)	(91)	(20)

	(694)	(231)	(325)

Total provision for taxes	$2,394	$2,190	$2,024

Effective tax rate	31.1%	23.9%	28.6%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes was as follows:

(In Percentages)	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Non-U.S. income taxed at different rates	(4.2)	(4.7)	(4.3)
Settlements	(0.5)	(5.3)	—
Research and development tax credits	(1.4)	(1.3)	(0.8)
Domestic manufacturing deduction benefit	(1.7)	(1.1)	(0.9)
Deferred tax asset valuation allowance—unrealized losses	3.4	—	—
Export sales benefit	—	—	(2.1)
Other	0.5	1.3	1.7

Income tax rate	31.1%	23.9%	28.6%

During 2008, income tax benefits attributable to equity-based compensation transactions that were allocated to stockholders’ equity totaled $8 million ($123 million in 2007 and $126 million in 2006).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at fiscal year-ends were as follows:

(In Millions)	2008	2007

Deferred tax assets
Accrued compensation and other benefits	$529	$472
Deferred income	160	222
Share-based compensation	669	542
Inventory	602	438
Unrealized losses on equity investments and derivatives	762	116
State credits and net operating losses	138	133
Investment in foreign subsidiaries	50	32
Other, net	337	326

	3,247	2,281
Valuation allowance	(358)	(133)

Total deferred tax assets	$2,889	$2,148

Deferred tax liabilities
Property, plant and equipment	$(507)	$(609)
Licenses and intangibles	(54)	(137)
Unrealized gains on investments and derivatives	—	(227)
Other, net	(207)	(119)

Total deferred tax liabilities	$(768)	$(1,092)

Net deferred tax assets	$2,121	$1,056

Reported as:
Current deferred tax assets	$1,390	$1,186
Non-current deferred tax assets[1]	777	281
Non-current deferred tax liabilities	(46)	(411)

Net deferred taxes	$2,121	$1,056

[1]	Included within other long-term assets on the consolidated balance sheets.

We had state tax credits of $158 million as of December 27, 2008 that will expire between 2009 and 2019. The net deferred tax asset valuation allowance was $358 million as of December 27, 2008 compared to $133 million as of December 29, 2007. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. $258 million of the valuation allowance as of December 27, 2008 was related to investment asset impairments, and the remaining $100 million of the valuation allowance was related to unrealized state credit carry forwards.

As of December 27, 2008, U.S. deferred income taxes have not been provided for on a cumulative total of approximately $7.5 billion of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. We currently intend to reinvest those earnings in operations outside the U.S.

Effective at the beginning of the first quarter of 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we reduced the liability for net unrecognized tax benefits by $181 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $181 million.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term income taxes payable include uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In Millions)
Beginning balance as of December 31, 2006 (date of adoption)	$1,896
Settlements and effective settlements with tax authorities and related remeasurements	(1,243)
Lapse of statute of limitations	—
Increases in balances related to tax positions taken during prior periods	106
Decreases in balances related to tax positions taken during prior periods	(26)
Increases in balances related to tax positions taken during current period	61

December 29, 2007	$794
Settlements and effective settlements with tax authorities and related remeasurements	(51)
Lapse of statute of limitations	—
Increases in balances related to tax positions taken during prior periods	72
Decreases in balances related to tax positions taken during prior periods	(187)
Increases in balances related to tax positions taken during current period	116

December 27, 2008	$744

During 2007, the U.S. Internal Revenue Service (IRS) closed its examination of our tax returns for the years 1999 through 2002, resolving issues related to the tax benefits for export sales as well as a number of other issues. Additionally, we reached a settlement with the IRS for years 2003 through 2005 with respect to the tax benefits for export sales. In connection with the $739 million settlement with the IRS, we reversed long-term income taxes payable, which resulted in a $276 million tax benefit in 2007.

Also during 2007, we effectively settled with the IRS on several other matters related to the audit for the 2003 and 2004 tax years, despite the fact that the IRS audit for those years remains open. The result of effectively settling those positions and the process of re-evaluating, based on all available information and certain required remeasurements, was a reduction of $389 million in the balance of our gross unrecognized tax benefits, $155 million of which resulted in a tax benefit in 2007.

If the remaining balance of $744 million of unrecognized tax benefits as of December 27, 2008 ($794 million as of December 29, 2007) were realized in a future period, it would result in a tax benefit of $590 million and a reduction of the effective tax rate ($661 million as of December 29, 2007).

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. Therefore, no change was necessary upon adoption of FIN 48. In 2008, we recognized $6 million in interest and penalties. In 2007, we recognized a net benefit of $142 million, primarily due to the reversal of accrued interest and penalties related to the settlement activity described above. As of December 27, 2008, we had $153 million of accrued interest and penalties related to unrecognized tax benefits ($115 million as of December 29, 2007).

During 2008, we reached a settlement with the IRS and several state tax authorities related to prior years resulting in payments of $51 million and a decrease in balances related to tax positions taken during prior periods of $103 million.

Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. However, we can reasonably expect a minimum reduction of $80 million of our existing gross unrealized tax benefits upon settlement or effective settlement with the various tax authorities, the closure of certain audits, and the lapse of statute of limitations.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file U.S. federal, U.S. state, and non-U.S. tax returns. For U.S. state and non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to 1996. For U.S. federal tax returns, we are no longer subject to tax examination for years prior to 2003.

Note 24: Contingencies

Legal Proceedings

We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting us from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operation, financial position, and overall trends. Except as may be otherwise indicated, the outcomes in these matters are not reasonably estimable.

Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations

A number of proceedings, described below, generally challenge certain of our competitive practices, contending generally that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near exclusive dealing by some of our customers. We believe that we compete lawfully and that our marketing practices benefit our customers and our stockholders, and we will continue to vigorously defend ourselves. The distractions caused by challenges to our business practices, however, are undesirable, and the legal and other costs associated with defending our position have been and continue to be significant. We assume, as should investors, that these challenges could continue for a number of years and may require the investment of substantial additional management time and substantial financial resources to explain and defend our position. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, these litigation matters and the related government investigations are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial money damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, our business, results of operation, financial position, and overall trends could be materially harmed.

In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that we and our Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction requiring Intel to cease any conduct found to be unlawful, and attorneys’ fees and costs. We have answered the complaint, denying the material allegations and asserting various affirmative defenses. The discovery cut-off of the AMD litigation is set for May 1, 2009. In February 2007, we reported to the Court that we had discovered certain lapses in our retention of electronic documents. We then stipulated to a court order requiring us to further investigate and report on those lapses, as well as develop a plan to remediate the issues. We completed the investigation and provided detailed information to the Court and AMD throughout 2007 and 2008. The Court also approved our remediation plan, which is now almost completed. The Court granted our request for an order to permit discovery against AMD in order to investigate its retention practices, including potential lapses in AMD’s retention of electronic documents. The parties have largely completed document discovery and are in the process of taking depositions of current and former employees and of third parties. The AMD litigation currently is scheduled for trial to commence on February 15, 2010.

AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against our Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages in each suit of approximately $55 million, plus various other costs and fees. Proceedings in those matters are ongoing.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, at least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat AMD’s allegations and assert various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been or will be consolidated by the Multidistrict Litigation Panel to the District of Delaware and are being coordinated for pre-trial purposes with the AMD litigation. The putative class in the coordinated actions has moved for class certification, which we are in the process of opposing. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the Court in the California actions has agreed to delay ruling on this motion until after the Delaware Federal Court rules on the similar motion in the coordinated actions.

We dispute AMD’s claims and the class-action claims, and intend to defend the lawsuits vigorously.

We are also subject to certain antitrust regulatory inquiries. In 2001, the European Commission (EC) commenced an investigation regarding claims by AMD that we used unfair business practices to persuade clients to buy our microprocessors. The EC sent us a Statement of Objections (SO) in July 2007 alleging that certain Intel marketing and pricing practices amounted to an abuse of a dominant position that infringed European law. The SO recognized that such allegations are preliminary, not final, conclusions. We responded to those allegations in January 2008, and a hearing was held in March 2008. In February 2008, the EC initiated an inspection of documents at our Feldkirchen, Germany offices. We also received additional requests for information from the EC. On July 17, 2008, the EC sent us a Supplementary Statement of Objections (SSO) alleging that certain Intel marketing and pricing practices amounted to an abuse of a dominant position that infringed European law. The SSO recognizes that such allegations are preliminary, not final, conclusions.

In October 2008, we filed an appeal with the Court of First Instance (CFI) in Europe related to procedural rulings of the EC concerning Intel’s response to the SSO. In the appeal, we asked the CFI to overrule EC decisions that limit the evidence available to Intel and that we believe will hinder Intel’s ability to conduct a fair and effective defense against the allegations contained in the SSO. On January 27, 2009, the CFI rejected Intel’s appeal, ruling that Intel’s requests were inadmissible and would not be considered by the Court at this time. Intel filed a response to the SSO on February 5, 2009.

On December 19, 2008, Intel received a “Letter of Fact” from the EC, which included additional evidentiary material related to the original SO that the EC provided to Intel as a “courtesy” and not because of any “obligation” to do so. In addition, the EC stated that “it cannot be excluded at this stage of the procedure that the [EC] may adopt a decision” adverse to Intel pursuant to Article 7 of the Council Regulation on the implementation of the rules on competition laid down in Articles 81 and 82 of the EC Treaty. The EC’s letter outlined certain alleged evidence that the EC may rely on in reaching any such decision.

With respect to both the SO and the SSO, the options available to the EC include taking no action, imposing a monetary fine, and/or ordering Intel to modify or terminate certain marketing and pricing practices. The EC’s rules provide that the maximum monetary fine could equal 10% of Intel’s global turnover for all products and services for the prior fiscal year. Any such decision would be subject to appeal. Intel lacks sufficient information to predict the EC’s future course of action, and both the outcome and the range of any potential actions by the EC are not reasonably estimable.

In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served us an Examination Report alleging that sales to two customers during parts of 2002–2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March, we submitted a further response. In April, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co., Ltd. and TriGem Computer Inc. On November 7, 2008, the KFTC issued a final written decision concluding that Intel’s discounts had violated Korean antitrust law and imposing a fine on Intel of approximately $20 million, which Intel paid in January 2009. On December 9, 2008, Intel appealed this decision by filing a lawsuit in the Seoul High Court seeking to overturn the KFTC’s decision. That lawsuit is pending.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2008, we received a subpoena from the Attorney General of the State of New York requesting documents and information to assist in its investigation of whether there have been any agreements or arrangements establishing or maintaining a monopoly in the sale of microprocessors in violation of federal or New York antitrust laws. We continue to cooperate and provide requested information in connection with this investigation.

In June 2008, the U.S. Federal Trade Commission announced a formal investigation into our sales practices. We continue to cooperate and provide requested information in connection with this investigation.

We dispute any claims made in these investigations that Intel has acted unlawfully. We intend to cooperate with and respond to these investigations as appropriate, and we expect that these matters will be acceptably resolved.

Intel Corporation v. Commonwealth Scientific and Industrial Research Organisation (CSIRO)

In May 2005, Intel filed a lawsuit in the United States District Court for the Northern District of California against CSIRO, an Australian research institute. CSIRO had sent letters to Intel customers claiming that products compliant with the IEEE 802.11a and 802.11g standards infringe CSIRO’s U.S. Patent No. 5,487,069 (the ’069 patent). Intel’s lawsuit seeks a declaration that the CSIRO patent is invalid and that no Intel product infringes it. Dell Inc. is a co-declaratory judgment plaintiff with Intel; Microsoft Corporation, Netgear Inc., and Hewlett-Packard Company filed a similar, separate lawsuit against CSIRO. In its amended answer, CSIRO claimed that various Intel products that practice the IEEE 802.11a, 802.11g, and/or draft 802.11n standards infringe the ’069 patent. Trial is set for April 13, 2009. CSIRO’s complaint seeks, among other remedies, injunctive relief and damages. CSIRO has stated in pre-trial proceedings that it intends to seek damages in the form of a royalty for alleged infringement in an amount that, if CSIRO prevailed on its claims against all defendants, could result in a judgment against Intel in excess of $400 million. In a separate lawsuit (in which Intel is not involved) against a third-party vendor of wireless networking products based on the same patent at issue in the Intel litigation, pending in the United States District Court for the Eastern District of Texas, the Court granted CSIRO’s motions for summary judgment on the issues of validity and infringement, and granted a permanent injunction in favor of CSIRO. In September 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part that ruling, concluding that the patent was infringed by the third-parties’ products, but that the District Court erred in concluding, as a matter of law, that the patent is valid. Intel disputes CSIRO’s claims and intends to defend the lawsuit vigorously.

Barbara’s Sales, et al. v. Intel Corporation, Gateway Inc., Hewlett-Packard Company and HPDirect, Inc.

In June 2002, various plaintiffs filed a lawsuit in the Third Judicial Circuit Court, Madison County, Illinois, against Intel, Gateway Inc., Hewlett-Packard Company, and HPDirect, Inc. alleging that the defendants’ advertisements and statements misled the public by suppressing and concealing the alleged material fact that systems containing Intel® Pentium® 4 processors are less powerful and slower than systems containing Intel® Pentium® III processors and a competitor’s microprocessors. In July 2004, the Court certified against us an Illinois-only class of certain end-use purchasers of certain Pentium 4 processors or computers containing these microprocessors. In January 2005, the Court granted a motion filed jointly by the plaintiffs and Intel that stayed the proceedings in the trial court pending discretionary appellate review of the Court’s class certification order. In July 2006, the Illinois Appellate Court, Fifth District, vacated the trial court’s class certification order. The Appellate Court instructed the trial court to reconsider whether California law should apply. However, in August 2006, the Illinois Supreme Court agreed to review the Appellate Court’s decision. In November 2007, the Illinois Supreme Court issued its opinion finding in favor of Intel on two issues. First, on the issue of whether Illinois or California law applies to the claims of Illinois residents for goods purchased in Illinois, the Court found that Illinois law applies, rejecting the Appellate Court’s finding of a nationwide class based on application of the California law. Second, on the issue of whether any class should be certified in this case at all, the Court held that no class should be certified, reversing the trial court’s finding of an Illinois-only class based on Illinois law. The case was remanded to the trial court, and in March 2008 an order was entered dismissing the case with prejudice based on our motion to dismiss.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell and LightLogic, Inc.

Intel acquired LightLogic, Inc. in May 2001. Frank Shum has sued Intel, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by Intel as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted Intel’s motion for summary judgment on Shum’s remaining claims. In August 2007, the United States Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted Intel’s motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied Intel’s motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pre-trial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to Intel, the jury agreed with Shum on some of those claims. But the jury was unable to reach a verdict on the breach of contract, fraud, or unjust enrichment claims. All parties have filed post-trial motions, which the Court is currently considering. Intel disputes Shum’s claims and intends to defend the lawsuit vigorously.

Martin Smilow v. Craig R. Barrett et al. & Intel Corporation; Christine Del Gaizo v. Paul S. Otellini et al. & Intel Corporation

In February 2008, Martin Smilow, an Intel stockholder, filed a putative derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleges generally that the Board allowed the company to violate antitrust and other laws, as described in AMD’s antitrust lawsuits against us, and that those Board-sanctioned activities have harmed the company. The complaint repeats many of AMD’s allegations and references various investigations by the European Community, Korean Fair Trade Commission, and others. In February 2008, a second plaintiff, Evan Tobias, filed a derivative suit in the same court against the Board containing many of the same allegations as in the Smilow suit. On July 30, 2008, the District Court entered an order directing Smilow and Tobias to file a single, consolidated complaint by August 7, 2008 and directing us to respond within 30 days thereafter. An amended consolidated complaint was filed on August 7, 2008. On June 27, 2008, a third plaintiff, Christine Del Gaizo, filed a derivative suit in the Santa Clara County Superior Court against the Board, a former director of the Board, and six of our officers, containing many of the same allegations as in the Smilow and Tobias suits. On August 27, 2008, the parties in the California derivative suit entered into a stipulation to stay the action pending further order of the Court, and the Court entered an order to that effect on September 2, 2008. We deny the allegations and intend to defend the lawsuits vigorously. On September 5, 2008, all of the defendants in the Delaware derivative action filed a motion to dismiss the complaint. Briefing on the defendants’ motion is complete and a ruling is expected in early 2009.

Note 25: Operating Segment and Geographic Information

As of December 27, 2008, our operating segments included the Digital Enterprise Group, Mobility Group, NAND Solutions Group, Digital Home Group, Digital Health Group, and Software and Services Group.

In the second quarter of 2008, we completed a reorganization that transferred the revenue and costs associated with a portion of the Digital Home Group’s consumer PC components business to the Digital Enterprise Group. The Digital Home Group now focuses on the consumer electronics components business. We adjusted our historical results to reflect this reorganization. Prior-period amounts have also been adjusted retrospectively to reflect other minor reorganizations.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is our President and CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

We report the financial results of the following operating segments:

•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop (including high-end enthusiast PCs), nettop, and enterprise computing market segments; microprocessors and related chipsets for embedded applications; communications infrastructure components such as network processors and communications boards; wired connectivity devices; and products for network and server storage.
•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook and netbook market segments, wireless connectivity products, and products designed for the ultra-mobile market segment, which includes mobile Internet devices. In the fourth quarter of 2006, we completed the sale of certain assets of our communications and application processor business lines to Marvell. Related to the sale, we entered into a manufacturing and transition services agreement with Marvell. As a result, our sales of application and cellular baseband processors in 2007 and 2008 were only to Marvell.

The NAND Solutions Group, Digital Home Group, Digital Health Group, and Software and Services Group operating segments do not meet the quantitative thresholds for reportable segments as defined by SFAS No. 131 and are included within the all other category.

We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below. Additionally, in the first quarter of 2007, we started including share-based compensation in the computation of operating income (loss) for each operating segment and adjusted prior results to reflect this change. Revenue for the all other category is primarily related to the sale of NAND flash memory products, microprocessors and related chipsets by the Digital Home Group, and NOR flash memory products. In the second quarter of 2008, we completed the divestiture of our NOR flash memory assets to Numonyx. At that time, we entered into supply and service agreements to provide products, services, and support to Numonyx following the close of the transaction. Revenue and expenses related to the supply and service agreements are included in the all other category. For further information on Numonyx, see “Note 6: Equity Method and Cost Method Investments.”

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

With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue, and, accordingly, there is none to be reported. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for Intel as a whole.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating segment net revenue and operating income (loss) for the three years ended December 27, 2008 were as follows:

(In Millions)	2008	2007	2006
Net revenue
Digital Enterprise Group
Microprocessor revenue	$16,078	$15,945	$15,248
Chipset, motherboard, and other revenue	4,554	5,359	5,437

	20,632	21,304	20,685
Mobility Group
Microprocessor revenue	11,439	10,660	9,212
Chipset and other revenue	4,209	4,021	3,097

	15,648	14,681	12,309
All other	1,306	2,349	2,388

Total net revenue	$37,586	$38,334	$35,382

Operating income (loss)
Digital Enterprise Group	$6,462	$5,295	$3,299
Mobility Group	5,199	5,611	4,602
All other	(2,707)	(2,690)	(2,249)

Total operating income	$8,954	$8,216	$5,652

In 2008, one customer accounted for 20% of our net revenue (17% in 2007 and 16% in 2006), while another customer accounted for 18% of our net revenue (18% in 2007 and 19% in 2006). The majority of the revenue from these customers was from the sale of microprocessors, chipsets, and other components by the Digital Enterprise Group and Mobility Group operating segments.

Geographic revenue information for the three years ended December 27, 2008 is based on the location of the customer. Revenue from unaffiliated customers was as follows:

(In Millions)	2008	2007	2006
Asia-Pacific (geographic region/country)
Taiwan	$9,868	$8,606	$7,200
China (including Hong Kong)	4,974	5,295	4,969
Other Asia-Pacific	4,202	5,531	5,308

	19,044	19,432	17,477
Americas (geographic region/country)
United States	5,462	6,015	5,486
Other Americas	1,981	1,700	2,026

	7,443	7,715	7,512
Europe	7,116	7,262	6,587
Japan	3,983	3,925	3,806

Total net revenue	$37,586	$38,334	$35,382

Revenue from unaffiliated customers outside the U.S. totaled $32,124 million in 2008 ($32,319 million in 2007 and $29,896 million in 2006).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net property, plant and equipment by country was as follows:

(In Millions)	2008	2007	2006
United States	$11,224	$10,647	$11,558
Israel	2,965	2,473	1,183
Ireland	1,536	2,076	2,860
Other countries	1,819	1,722	2,001

Total property, plant and equipment, net	$17,544	$16,918	$17,602

Net property, plant and equipment outside the U.S. totaled $6,320 million in 2008 ($6,271 million in 2007 and $6,044 million in 2006).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 27, 2008 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 23 to the consolidated financial statements, Intel Corporation changed its method of accounting for sabbatical leave as of December 31, 2006, its method of accounting for uncertain tax positions as of December 31, 2006, and its method of accounting for its defined benefit pension and other postretirement plans during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intel Corporation’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 17, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited Intel Corporation’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Intel Corporation and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 17, 2009

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2008 For Quarter Ended
(In Millions, Except Per Share Amounts)	December 27		September 27	June 28	March 29

Net revenue	$8,226		$10,217	$9,470	$9,673
Gross margin	$4,369		$6,019	$5,249	$5,207
Net income	$234	[1]	$2,014	$1,601	$1,443
Basic earnings per common share	$0.04	[1]	$0.36	$0.28	$0.25
Diluted earnings per common share	$0.04	[1]	$0.35	$0.28	$0.25
Dividends per share
Declared	$—		$0.28	$—	$0.2675
Paid	$0.14		$0.14	$0.14	$0.1275
Market price range common stock[2]
High	$18.73		$24.52	$25.00	$26.66
Low	$12.23		$18.50	$20.69	$18.63

2007 For Quarter Ended
(In Millions, Except Per Share Amounts)	December 29	September 29	June 30		March 31

Net revenue	$10,712	$10,090	$8,680		$8,852
Gross margin	$6,226	$5,171	$4,075		$4,432
Net income	$2,271	$1,791	$1,278	[3]	$1,636	[3]
Basic earnings per common share	$0.39	$0.31	$0.22	[3]	$0.28	[3]
Diluted earnings per common share	$0.38	$0.30	$0.22	[3]	$0.28	[3]
Dividends per share
Declared	$—	$0.225	$—		$0.225
Paid	$0.1125	$0.1125	$0.1125		$0.1125
Market price range common stock[2]
High	$27.98	$26.33	$24.29		$22.30
Low	$24.37	$23.10	$19.13		$18.86

[1]	During the fourth quarter of 2008, we recorded a total of $938 million in impairment charges related to our Clearwire investments. $762 million was related to our investment in Clearwire LLC and $176 million was related to our investment in the new Clearwire Corporation. For further information, see “Note 6: Equity Method and Cost Method Investments” and “Note 5: Available-for-Sale Investments,” respectively, in the Notes to Consolidated Financial Statements of this Form 10-K.

[2]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market* and is quoted in the Wall Street Journal and other newspapers. Intel’s common stock also trades on The Swiss Exchange. As of December 27, 2008, there were approximately 180,000 registered holders of common stock. All stock prices are closing prices per The NASDAQ Global Select Market.

[3]	In connection with IRS settlements reached in 2007, we recorded a $326 million tax benefit (including $50 million of accrued interest) in the first quarter of 2007 and a $155 million tax benefit in the second quarter of 2007. For further information, see “Note 23: Taxes” in the Notes to Consolidated Financial Statements of this Form 10-K. We did not have any significant settlements and related tax benefits in the third and fourth quarters of 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 27, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The information in our 2009 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2009 Proxy Statement is incorporated by reference in this section.

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

The full text of our Code is published on our Investor Relations web site at www.intc.com. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing in our 2009 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2009 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders in our 2009 Proxy Statement under the heading “Proposal 3: Approval of Amendment and Extension of the 2006 Equity Incentive Plan” is incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2009 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2009 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

Intel, Intel logo, Intel Inside, Intel Atom, Celeron, Intel Centrino, Intel Core, Intel vPro, Intel Xeon, Itanium, and Pentium are trademarks of Intel Corporation in the U.S. and other countries.

*	Other names and brands may be claimed as the property of others.

INTEL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 27, 2008, December 29, 2007, and December 30, 2006
(In Millions)

		Additions
	Balance at	Charged	Net
	Beginning of	(Credited)	(Deductions)	Balance at
	Year	to Expenses	Recoveries	End of Year
Allowance for doubtful receivables[1]
2008	$27	$(4)	$(6)	$17
2007	$32	$(6)	$1	$27
2006	$64	$(19)	$(13)	$32

Valuation allowance for deferred tax assets
2008	$133	$267	$(42)	$358
2007	$87	$46	$—	$133
2006	$86	$6	$(5)	$87

[1]	Deductions represent uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

3.1		Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/06

3.2		Intel Corporation Bylaws, as amended on November 12, 2008	8-K	000-06217	3.1	11/13/08

4	.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 issued by Intel Corporation to Citibank N.A., dated as of December 16, 2005 (the “Convertible Note Indenture”)	10-K	000-06217	4.2	2/27/06

4	.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Citibank, N.A. (the “Open-Ended Indenture”)	S-3ASR	333-132865	4.4	3/30/06

4	.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/08

4	.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/08

10	.1**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/98

10.2		Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/03

10	.3**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/04

10	.4**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/04

10	.5**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/04

10	.6**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/04

10	.7**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/04

10	.8**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/04

10	.9**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/05

10	.10**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/06

10	.11**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/06

10	.12**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.2	5/8/06

10	.13**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-06217	10.4	5/8/06

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.14**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/06

10	.15**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.9	5/8/06

10	.16**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.11	5/8/06

10	.17**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/06

10	.18**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/06

10	.19**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions	10-Q	000-06217	10.5	5/2/08

10	.20**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/06

10	.21**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/06

10	.22**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/06

10	.23**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.1	7/6/06

10	.24**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.2	7/6/06

10	.25**	Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 to U.S. employees under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.7	7/6/06

10	.26**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006)	8-K	000-06217	10.8	7/6/06

10	.27**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Restricted Stock Units Granted to Paul S. Otellini on April 17, 2008 under the Intel Corporation 2006 Equity Incentive Plan (under the ELTSOP RSU Program)	8-K	000-06217	99.1	4/17/08

10	.28**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.14	7/6/06

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.29**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.15	7/6/06

10	.30**	Form of Stock Option Agreement with Continued Post-Retirement Exercisability	10-Q	000-06217	10.3	5/2/08

10	.31**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.19	7/6/06

10	.32**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program)	8-K	000-06217	10.20	7/6/06

10	.33**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions and the Addition of the Ability to Change the Grant Agreement as Laws Change	10-Q	000-06217	10.6	5/2/08

10	.34**	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after May 17, 2006)	8-K	000-06217	10.2	7/14/06

10	.35**	Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini on January 18, 2007 under the Intel Corporation 2006 Equity Incentive Plan	10-K	000-06217	10.42	2/26/07

10	.36**	Intel Corporation 2006 Equity Incentive Plan As Amended and Restated effective May 16, 2007	8-K	000-06217	10.1	5/16/07

10	.37**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/07

10	.38**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/99

10	.39**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective January 1, 2006	S-8	333-141905	99.1	4/5/07

10	.40**	First Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007	10-K	000-06217	10.37	2/20/08

10	.41**	Second Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007	10-K	000-06217	10.38	2/20/08

10	.42**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/05

10	.43**	Listed Officer Compensation	10-Q	000-06217	10.1	5/3/07

10	.44**	Intel Corporation 2006 Stock Purchase Plan, effective May 17, 2006	S-8	333-135178	99.1	6/21/06

10	.45**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009					X

10	.46**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/14/06

10	.47**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/07

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10.48	Form of Asset Transfer Agreement By and Between Newco and Intel Corporation	10-Q	000-06217	10.3	8/6/07

10.49	Asset Transfer Agreement By and Between Numonyx Holdings B.V., Numonyx B.V., and Intel Corporation, dated as of March 30, 2008	10-Q	000-06217	10.2	5/2/08

10.50	Master Agreement By and Between STMicroelectronics N.V., Intel Corporation, Redwood Blocker S.A.R.L., and Francisco Partners II (Cayman) L.P., dated May 22, 2007	10-Q	000-06217	10.4	8/6/07

10.51	Letter Agreement dated December 22, 2007 extending termination date of the Master Agreement	8-K	000-06217	99.1	12/26/07

10.52	Amended and Restated Master Agreement By and Between STMicroelectronics N.V., Intel Corporation, Redwood Blocker S.A.R.L., Francisco Partners II (Cayman) L.P., PK Flash, LLC, and Francisco Partners Parallel Fund II L.P., dated March 30, 2008	10-Q	000-06217	10.1	5/2/08

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

21.1	Intel Corporation Subsidiaries					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
Registrant

By:	/s/ Stacy J. Smith
Stacy J. Smith
Vice President, Chief Financial Officer, and
Principal Accounting Officer
February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig R. Barrett Craig R. Barrett Chairman of the Board and Director February 20, 2009	/s/ James D. Plummer James D. Plummer Director February 20, 2009

/s/ Charlene Barshefsky Charlene Barshefsky Director February 20, 2009	/s/ David S. Pottruck David S. Pottruck Director February 20, 2009

/s/ Carol A. Bartz Carol A. Bartz Director February 20, 2009	/s/ Jane E. Shaw Jane E. Shaw Director February 20, 2009

/s/ Susan L. Decker Susan L. Decker Director February 20, 2009	/s/ Stacy J. Smith Stacy J. Smith Vice President, Chief Financial Officer, and Principal Accounting Officer February 20, 2009

/s/ Reed E. Hundt Reed E. Hundt Director February 20, 2009	/s/ John L. Thornton John L. Thornton Director February 20, 2009

/s/ Paul S. Otellini Paul S. Otellini President, Chief Executive Officer, Director, and Principal Executive Officer February 20, 2009	/s/ David B. Yoffie David B. Yoffie Director February 20, 2009