Form 10-Q
period 2009-03-28
INTEL CORP
filed 2009-04-30
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 17, 2009
Common stock, $0.001 par value	5,585 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 28,	March 29,
(In Millions, Except Per Share Amounts)	2009	2008

Net revenue	$7,145	$9,673
Cost of sales	3,907	4,466

Gross margin	3,238	5,207

Research and development	1,317	1,467
Marketing, general and administrative	1,200	1,349
Restructuring and asset impairment charges	74	329

Operating expenses	2,591	3,145

Operating income	647	2,062
Gains (losses) on equity method investments, net	(72)	(52)
Gains (losses) on other equity investments, net	(41)	(7)
Interest and other, net	95	168

Income before taxes	629	2,171

Provision for taxes	—	728

Net income	$629	$1,443

Basic earnings per common share	$0.11	$0.25

Diluted earnings per common share	$0.11	$0.25

Cash dividends declared per common share	$0.28	$0.268

Weighted average shares outstanding:
Basic	5,573	5,787

Diluted	5,634	5,879

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 28,	Dec. 27,
(In Millions)	2009	2008[1]
Assets
Current assets:
Cash and cash equivalents	$3,536	$3,350
Short-term investments	4,256	5,331
Trading assets	2,807	3,162
Accounts receivable, net	2,086	1,712
Inventories	3,045	3,744
Deferred tax assets	1,337	1,390
Other current assets	1,075	1,182

Total current assets	18,142	19,871

Property, plant and equipment, net of accumulated depreciation of $31,195 ($30,544 as of December 27, 2008)	17,815	17,574
Marketable equity securities	412	352
Other long-term investments	2,513	2,924
Goodwill	3,932	3,932
Other long-term assets	5,640	5,819

Total assets	$48,454	$50,472

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$31	$102
Accounts payable	1,669	2,390
Accrued compensation and benefits	1,134	2,015
Accrued advertising	738	807
Deferred income on shipments to distributors	468	463
Other accrued liabilities	2,301	2,041

Total current liabilities	6,341	7,818

Long-term income taxes payable	662	736
Long-term debt	1,170	1,185
Other long-term liabilities	1,217	1,187
Contingencies (Note 20)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,585 shares issued and outstanding (5,562 as of December 27, 2008)	13,845	13,402
Accumulated other comprehensive income (loss)	(390)	(393)
Retained earnings	25,609	26,537

Total stockholders’ equity	39,064	39,546

Total liabilities and stockholders’ equity	$48,454	$50,472

[1]	As adjusted due to the implementation of FSP APB 14-1. See “Note 2: Accounting Changes.”
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Cash and cash equivalents, beginning of period	$3,350	$7,307

Cash flows provided by (used for) operating activities:
Net income	629	1,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,208	1,102
Share-based compensation	213	219
Restructuring, asset impairment, and net loss on retirement of assets	96	343
Excess tax benefit from share-based payment arrangements	—	(7)
Amortization of intangibles	62	63
(Gains) losses on equity method investments, net	72	52
(Gains) losses on other equity investments, net	41	7
(Gains) on divestitures	—	(39)
Deferred taxes	50	(137)
Changes in assets and liabilities:
Trading assets	13	38
Accounts receivable	(374)	(172)
Inventories	686	75
Accounts payable	(721)	(23)
Accrued compensation and benefits	(921)	(1,095)
Income taxes payable and receivable	(230)	337
Other assets and liabilities	(446)	9

Total adjustments	(251)	772

Net cash provided by operating activities	378	2,215

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,509)	(907)
Purchases of available-for-sale investments	(601)	(2,199)
Maturities and sales of available-for-sale investments	2,078	2,624
Purchases of trading assets	(304)	(325)
Maturities and sales of trading assets	651	67
Investments in non-marketable equity investments	(41)	(213)
Return of equity method investments	118	—
Proceeds from divestitures	—	75
Other investing activities	17	(43)

Net cash provided by (used for) investing activities	409	(921)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(69)	47
Excess tax benefit from share-based payment arrangements	—	7
Proceeds from sales of shares through employee equity incentive plans	247	468
Repurchase and retirement of common stock	—	(2,501)
Payment of dividends to stockholders	(779)	(739)

Net cash used for financing activities	(601)	(2,718)

Net increase (decrease) in cash and cash equivalents	186	(1,424)

Cash and cash equivalents, end of period	$3,536	$5,883

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$3	$—
Income taxes, net of refunds	$184	$505
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 27, 2008, except for the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). Prior year balances have been retrospectively adjusted. See “Note 2: Accounting Changes” and “Note 14: Borrowings” for further discussion.
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
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2008.
Note 2: Accounting Changes
In the first quarter of 2009, we adopted the provisions of FSP APB 14-1, which changed the accounting for convertible debt instruments with cash settlement features. FSP APB 14-1 applies to our junior subordinated convertible debentures issued in 2005 (debentures). In accordance with FSP APB 14-1, we recognized both the liability and equity components of our debentures at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the deferred tax impact. Our convertible debt was issued at a coupon rate of 2.95%, which was below that of a similar instrument that does not have a conversion feature (6.45%). Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is reduced over the expected life of the debt, which is also the stated life of the debt. See “Note 14: Borrowings” for further discussion.
As a result of applying FSP APB 14-1 retrospectively to all periods presented, we recognized the following incremental effects on individual line items on the consolidated condensed balance sheet:

	December 27, 2008
	Before		After
	FSP APB		FSP APB
(In Millions)	14-1	Adjustments	14-1
Property, plant and equipment, net	$17,544	$30	$17,574
Other long-term assets[1]	$6,092	$(273)	$5,819
Long-term debt	$1,886	$(701)	$1,185
Common stock and capital in excess of par value	$12,944	$458	$13,402

[1]	Primarily relates to the adjustment made to the net deferred tax asset.
FSP APB 14-1 did not result in a change to our prior-period consolidated condensed statements of income, as the interest associated with our debt issuances is capitalized and added to the cost of qualified assets. The adoption of FSP APB 14-1 did not result in a significant change to depreciation expense or earnings per share for the first quarter of 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In the first quarter of 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first quarter of 2009.
In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.
Note 3: Recent Accounting Pronouncements
In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

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
Our financial instruments are measured and recorded at fair value, except for equity method investments, cost method investments, and most of our long-term debt. Our equity method investments, cost method investments, and our non-financial assets, such as goodwill; intangible assets; and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.
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
Level 2 assets consist of certain of our marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Level 2 assets also include marketable debt instruments priced using non-binding market consensus prices that can be corroborated with observable market data, marketable equity securities with security-specific restrictions that would transfer to the buyer, as well as debt instruments and derivative contracts priced using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. Marketable debt instruments in this category generally include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits and corporate bonds, and a majority of floating-rate notes.
Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.
Level 3 assets and liabilities include marketable debt instruments, non-marketable equity investments, derivative contracts, property, plant and equipment, and company-issued debt whose values are determined using inputs that are both unobservable and significant to the fair value measurements. Level 3 assets also include marketable debt instruments that are priced using non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data. Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes and corporate bonds.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 28, 2009 and December 27, 2008:

	March 28, 2009				December 27, 2008
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Commercial paper	$—	$2,999	$—	$2,999	$—	$4,387	$—	$4,387
Bank time deposits	—	677	—	677	—	633	—	633
Money market fund deposits	638	26	—	664	373	49	—	422
Floating-rate notes	207	6,047	99	6,353	126	6,366	392	6,884
Corporate bonds	161	286	127	574	26	225	163	414
Asset-backed securities	—	—	980	980	—	—	1,083	1,083
Municipal bonds	—	390	—	390	—	383	—	383
Marketable equity securities	392	20	—	412	308	44	—	352
Equity securities offsetting deferred compensation	286	—	—	286	299	—	—	299
Derivative assets	—	88	22	110	—	158	15	173

Total assets measured and recorded at fair value	$1,684	$10,533	$1,228	$13,445	$1,132	$12,245	$1,653	$15,030

Liabilities
Long-term debt	$—	$—	$123	$123	$—	$—	$122	$122
Derivative liabilities	—	217	42	259	—	274	25	299

Total liabilities measured and recorded at fair value	$—	$217	$165	$382	$—	$274	$147	$421

Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our consolidated condensed balance sheets as of March 28, 2009 and December 27, 2008 as follows:

	March 28, 2009				December 27, 2008
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$636	$2,711	$—	$3,347	$336	$2,772	$—	$3,108
Short-term investments	—	4,238	18	4,256	149	4,953	227	5,329
Trading assets	312	1,719	776	2,807	328	2,020	814	3,162
Other current assets	—	88	1	89	—	158	3	161
Marketable equity securities	392	20	—	412	308	44	—	352
Other long-term investments	344	1,757	412	2,513	11	2,298	597	2,906
Other long-term assets	—	—	21	21	—	—	12	12

Total assets measured and recorded at fair value	$1,684	$10,533	$1,228	$13,445	$1,132	$12,245	$1,653	$15,030

Liabilities
Other accrued liabilities	$—	$183	$42	$225	$—	$236	$25	$261
Long-term debt	—	—	123	123	—	—	122	122
Other long-term liabilities	—	34	—	34	—	38	—	38

Total liabilities measured and recorded at fair value	$—	$217	$165	$382	$—	$274	$147	$421

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
All of our long-term debt was eligible for the fair value option allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159), as of the effective date of the standard; however, we elected the fair value option only for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed rate obligation on the bonds to a floating LIBOR-based rate. As a result, changes in the fair value of this debt are primarily offset by changes in the fair value of the total return swap agreement, without the need to apply the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). We elected not to adopt SFAS No. 159 for our Arizona bonds issued in 2005, since the bonds were carried at amortized cost and were not eligible to apply the hedge accounting provisions of SFAS No. 133 due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated condensed balance sheets. As of March 28, 2009 and December 27, 2008, no other long-term debt instruments were similar to the instrument for which we have elected SFAS No. 159 fair value treatment.
The fair value of the 2007 Arizona bonds approximated carrying value at the time we elected the fair value option under SFAS No. 159. As such, we did not record a cumulative-effect adjustment to the beginning balance of retained earnings or to the deferred tax liability. As of March 28, 2009, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data as well as unobservable inputs which were significant to the fair value. Gains and losses on the 2007 Arizona bonds are recorded in interest and other, net on the consolidated condensed statements of income. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.
The table below presents a reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 28, 2009:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
				Other
			Other	Current and	Other
	Short-Term	Trading	Long-Term	Long-Term	Accrued	Long-Term	Total Gains
(In Millions)	Investments	Assets	Investments	Assets	Liabilities	Debt	(Losses)
Balance as of December 27, 2008	$227	$814	$597	$15	$(25)	$(122)
Transfers from long-term to short-term investments	—	—	—	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	—	25	(1)	1	12	(1)	36
Included in other comprehensive income	—	—	(21)	—	—	—	(21)
Purchases, sales, issuances, and settlements, net	(49)	(63)	(65)	6	—	—
Transfers in (out) of Level 3	(160)	—	(98)	—	(29)	—

Balance as of March 28, 2009	$18	$776	$412	$22	$(42)	$(123)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of March 28, 2009	$—	$21	$(1)	$1	$12	$(1)	$32

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The table below presents a reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 29, 2008:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
				Other
			Other	Current and	Other
	Short-Term	Trading	Long-Term	Long-Term	Accrued	Long-Term	Total Gains
(In Millions)	Investments	Assets	Investments	Assets	Liabilities	Debt	(Losses)
Balance as of December 29, 2007	$798	$1,004	$771	$18	$(15)	$(125)
Transfers from long-term to short-term investments	224	—	(224)	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	—	(19)	(8)	10	(17)	(3)	(37)
Included in other comprehensive income	2	—	(14)	—	—	—	(12)
Purchases, sales, issuances, and settlements, net	(63)	76	213	(8)	—	—
Transfers in (out) of Level 3	(72)	15	512	—	—	—

Balance as of March 29, 2008	$889	$1,076	$1,250	$20	$(32)	$(128)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of March 29, 2008	$—	$(19)	$(8)	$10	$(17)	$(3)	$(37)
Gains and losses (realized and unrealized) included in earnings for the three months ended March 28, 2009 and March 29, 2008 are reported in interest and other, net and gains (losses) on equity investments, net on the consolidated condensed statements of income, as follows:

Level 3
	Three Months Ended		Three Months Ended
	March 28, 2009		March 29, 2008
		Gains (Losses) on		Gains (Losses) on
	Interest and	Other Equity	Interest and	Other Equity
(In Millions)	Other, Net	Investments, Net	Other, Net	Investments, Net
Total gains or (losses) included in earnings	$36	$—	$(39)	$2
Change in unrealized gains or (losses) relating to assets and liabilities still held	$32	$—	$(39)	$2
Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis
The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis as of March 28, 2009, and the gains (losses) recorded during the three months ended March 28, 2009 on those assets:

					Total Gains
					(Losses) for
	Net Carrying	Fair Value Measured and Recorded			Three Months
	Value as of	at Reporting Date Using			Ended
(In Millions)	March 28, 2009	Level 1	Level 2	Level 3	March 28, 2009
Non-marketable equity investments	$111	$—	$—	$111	$(79)
Property, plant and equipment	$13	$—	$—	$13	$(10)

Total gains (losses) for assets held as of March 28, 2009					$(89)

Gains (losses) for property, plant and equipment assets no longer held					$(27)

Total gains (losses) for recorded non-recurring measurements					$(116)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The following table presents the financial instruments that were measured and recorded at fair value on a non-recurring basis as of March 29, 2008, and the gains (losses) recorded during the three months ended March 29, 2008 on those assets:

					Total Gains
					(Losses) for
	Net Carrying	Fair Value Measured and Recorded			Three Months
	Value as of	at Reporting Date Using			Ended
(In Millions)	March 29, 2008	Level 1	Level 2	Level 3	March 29, 2008
Non-marketable equity investments	$3	$—	$—	$3	$(33)

Total gains (losses) for assets held as of March 29, 2008					$(33)

Gains (losses) for assets no longer held					$—

Total gains (losses) for recorded non-recurring measurements					$(33)

A portion of our non-marketable equity investments were measured and recorded at fair value in the first three months of 2009 and 2008 due to events or circumstances we identified that significantly impacted the fair value of these investments, resulting in other-than-temporary impairment charges. We classified these impaired non-marketable equity investments as Level 3, as we use unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices and inherent lack of liquidity. We calculated these fair value measurements using the market approach and/or the income approach. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, products and services lines, development stage, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; estimated costs; and appropriate discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of these non-marketable equity investments also takes into account movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables.
Additionally, certain of our non-financial assets were measured and recorded at fair value in the first three months of 2009 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in other-than-temporary impairment charges. Most of these asset impairments relate to manufacturing assets.
Note 5: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	March 28,	Dec. 27,
(In Millions)	2009	2008
Debt instruments	$2,521	$2,863
Equity securities offsetting deferred compensation	286	299

Total trading assets	$2,807	$3,162

Note 6: Inventories
Inventories at the end of each period were as follows:

	March 28,	Dec. 27,
(In Millions)	2009	2008
Raw materials	$380	$608
Work in process	1,448	1,577
Finished goods	1,217	1,559

Total inventories	$3,045	$3,744

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Note 7: Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and to a lesser extent, equity market risk and commodity price risk.
We currently do not enter into derivative instruments to manage credit risk; however, we manage our exposure to credit risk through our policies. We generally enter into derivative transactions with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed our obligations with that counterparty, because we enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions subject to International Swaps and Derivatives Association, Inc. (ISDA) agreements. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions.
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
Our currency risk management programs include:
•	Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated condensed statements of income as the impact of the hedged transaction.
•	Currency derivatives with fair value hedge accounting designation that utilize currency forward contracts and currency options to hedge the fair value exposure of recognized foreign-currency-denominated assets or liabilities, or previously unrecognized firm commitments. For fair value hedges, we recognize gains or losses in earnings to offset fair value changes in the hedged asset/liability. As of March 28, 2009 and December 27, 2008, we did not have any derivatives designated as foreign currency fair value hedges.
•	Currency derivatives without hedge accounting designation that utilize currency forward contracts, currency options, or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities and non-U.S.-dollar-denominated debt instruments classified as trading assets. The maturity of these instruments generally occurs within 12 months, except for derivatives associated with certain long-term equity-related investments that generally mature within five years. Changes in the U.S.-dollar-equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the income statement line item most closely associated with the economic underlying, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on other equity investments, net.
Interest Rate Risk
Our primary objective for holding investments in debt instruments is to preserve principal while maximizing yields. We generally swap the returns on our investments in fixed-rate debt instruments with remaining maturities longer than six months into U.S. dollar three-month LIBOR-based returns unless management specifically approves otherwise.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Our interest rate risk management programs include:
•	Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of some of our investments. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.
•	Interest rate derivatives with fair value hedge accounting designation that utilize interest rate swap agreements to hedge the fair values of debt instruments. We recognize the gains or losses from the changes in fair value of these instruments, as well as the offsetting change in the fair value of the hedged long-term debt, in interest expense. As of March 28, 2009 and December 27, 2008, we did not have any interest rate derivatives designated as fair value hedges.
•	Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets. Floating interest rates on the swaps are reset on a monthly, quarterly, or semiannual basis. Changes in fair value of the debt instruments classified as trading assets are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.
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
Our equity market risk management programs include:
•	Equity derivatives with hedge accounting designation that utilize equity options, swaps, or forward contracts to hedge the equity market risk of marketable equity securities when these investments are not considered to have strategic value. These derivatives are generally designated as fair value hedges. We recognize the gains or losses from the change in fair value of these equity derivatives, as well as the offsetting change in the fair value of the underlying hedged equity securities, in gains (losses) on other equity investments, net. As of March 28, 2009 and December 27, 2008, we did not have any equity derivatives designated as fair value hedges.
•	Equity derivatives without hedge accounting designation that utilize equity derivatives, such as warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on other equity investments, net.
Commodity Price Risk
We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.
Our commodity price risk management program includes:
•	Commodity derivatives with cash flow hedge accounting designation that utilize commodity swap contracts to hedge future cash flow exposures to the variability in commodity prices. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated condensed statements of income as the impact of the hedged transaction.
Credit Risk
We typically do not hold derivative instruments for the purpose of managing credit risk, since we limit the amount of credit exposure to any one counterparty and generally enter into derivative transactions with high-credit-quality counterparties. As of March 28, 2009 and December 27, 2008, our credit risk management program did not include credit derivatives.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

	March 28,	Dec. 27,	March 29,
(In Millions)	2009	2008	2008
Currency forwards	$3,467	$4,331	$3,744
Embedded debt derivative	1,600	1,600	1,600
Interest rate swaps	1,165	1,209	502
Currency interest rate swaps	658	612	632
Currency options	270	—	—
Total return swaps	125	125	125
Other	137	163	169

Total	$7,422	$8,040	$6,772

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options, presented by currency, were as follows:

	March 28,	Dec. 27,	March 29,
(In Millions)	2009	2008	2008
Euro	$1,696	$1,819	$1,470
Japanese yen	739	909	879
Israeli shekel	655	680	593
British pound sterling	404	366	242
Chinese yuan	358	491	445
Malaysian ringgit	247	326	270
Other	296	352	477

Total	$4,395	$4,943	$4,376

We utilize a rolling hedge strategy for the majority of our currency forward contracts with cash flow hedge accounting designation that hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of our currency forward contracts are single delivery, which are settled at maturity involving one cash payment exchange.
We use currency interest rate swaps to hedge interest rate and currency exchange rate risk components for our non-U.S.-dollar denominated fixed-rate debt instruments with remaining maturities longer than six months. Our currency interest rate swaps have multiple deliveries, which are settled at various interest payment times involving cash payments at each interest and principal payment date, with the majority of the contracts having quarterly payments.
Credit-Risk-Related Contingent Features
An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. As of March 28, 2009 and December 27, 2008, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments as of March 28, 2009 and December 27, 2008 were as follows:

	March 28, 2009				Dec. 27, 2008
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging instruments under SFAS 133
Currency forwards	$33	$—	$122	$1	$83	$—	$122	$2
Commodity swaps	—	—	4	—	—	—	4	—
Interest rate swaps	1	—	—	—	1	—	—	—

Total derivatives designated as hedging instruments	$34	$—	$126	$1	$84	$—	$126	$2

Derivatives not designated as hedging instruments under SFAS 133
Currency forwards	$10	$—	$13	$—	$38	$—	$38	$—
Interest rate swaps	1	—	60	—	—	—	62	—
Currency interest rate swaps	40	—	13	—	38	—	25	—
Embedded debt derivative	—	—	—	33	—	—	—	36
Equity options	1	3	10	—	1	2	10	—
Warrants	—	13	—	—	—	8	—	—
Total return swaps	—	5	—	—	—	2	—	—
Currency options	3	—	3	—	—	—	—	—

Total derivatives not designated as hedging instruments	$55	$21	$99	$33	$77	$12	$135	$36

Total derivatives	$89	$21	$225	$34	$161	$12	$261	$38

Derivatives in Cash Flow Hedging Relationships
The before-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 28, 2009 and March 29, 2008 was as follows:

	Gains (Losses)
	Recognized in					Gains (Losses) Recognized in Income
	OCI on Derivatives		Gains (Losses) Reclassified From Accumulated			on Derivatives (Ineffective Portion and
	(Effective Portion)		OCI Into Income (Effective Portion)			Amount Excluded From Effectiveness Testing) [1]
(In Millions)	2009	2008	Location	2009	2008	Location	2009	2008
Currency forwards	$(124)	$188	Cost of sales	$(18)	$25	Interest and other, net	$2	$(5)
			R&D	(13)	12
			MG&A	(13)	9
Commodity swaps	(5)	—	Cost of sales	(5)	—	Interest and other, net	—	—
Interest rate swaps	—	1	Interest and other, net	—	—	Interest and other, net	—	—

Total	$(129)	$189		$(49)	$46		$2	$(5)

[1]	Amount of gains (losses) recognized in income on derivatives represents a $2 million gain related to the amount excluded from the assessment of hedge effectiveness in the first quarter of 2009 (a loss of $5 million in the first quarter of 2008). Gains (losses) related to the ineffective portion of the hedges were not significant in the first quarters of 2009 and 2008.
We estimate that we will reclassify approximately $85 million (before taxes) of net derivative losses included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was not a significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Derivatives Not Designated as Hedging Instruments
The effect of derivative instruments not designed as hedging instruments on the consolidated condensed statements of income was as follows:

		Gains (Losses) Recognized
		in Income
		Three Months Ended
	Location of Gains (Losses)	March 28,	March 29,
(In Millions)	Recognized in Income on Derivative	2009	2008
Currency forwards	Interest and other, net	$(26)	$37
Interest rate swaps	Interest and other, net	6	(13)
Currency interest rate swaps	Interest and other, net	16	(62)
Embedded debt derivative	Interest and other, net	3	(1)
Total return swaps	Interest and other, net	3	7
Currency options	Interest and other, net	(4)	—
Equity options	Interest and other, net	1	(6)
Equity options	Gains (losses) on other equity investments, net	3	(1)
Warrants	Gains (losses) on other equity investments, net	4	3

Total		$6	$(36)

Note 8: Equity Method Investments
IMFT/IMFS
Micron Technology, Inc. and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. We own a 49% interest in each of these ventures. Our investments were $1.6 billion in IMFT and $316 million in IMFS as of March 28, 2009 ($1.7 billion in IMFT and $329 million in IMFS as of December 27, 2008). Our investments in these ventures are classified within other long-term assets. During the first three months of 2009, $105 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows.
Initial production from IMFT began in early 2006. Our portion of IMFT costs, primarily related to product purchases and start-up costs, was approximately $210 million during the first quarter of 2009 (approximately $250 million during the first quarter of 2008). The amount due to IMFT for product purchases and services provided was approximately $110 million as of March 28, 2009 and approximately $190 million as of December 27, 2008.
Subject to certain conditions, we originally agreed to contribute up to approximately $1.7 billion for IMFS in the three years following the initial capital contributions, of which our maximum remaining commitment was approximately $1.3 billion as of March 28, 2009. Initial production at the IMFS fabrication facility, including the purchase and installation of manufacturing equipment, remains on hold.
These joint ventures are variable interest entities as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)), because all costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated our investment balances as of March 28, 2009, which were $1.6 billion in IMFT and $316 million in IMFS ($1.7 billion in IMFT and $329 million in IMFS as of December 27, 2008). As of March 28, 2009, except for the amount due to IMFT and IMFS for product purchases and services, we did not incur any additional liabilities in connection with our interests in these joint ventures. In addition to the potential loss of our existing investments, our actual losses could be higher, as Intel and Micron are liable for other future operating costs and/or obligations of IMFT and IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We review the IMFT and IMFS investments quarterly for indicators of impairment. If there are indicators of impairment the investment is subject to further analysis to determine if the fair value of the investment is below our carrying value. We determine the fair value of our investments in IMFT and IMFS and related intangible assets using the income approach, based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business. The assumptions that most significantly affect the fair value determination are the estimates for the projected revenue and discount rate. It is reasonably possible that the estimates used in the fair value determination could change in the near term and result in an impairment of our investment.
Numonyx
In 2008, we divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx B.V. As of March 28, 2009, our investment balance in Numonyx was $461 million and is included within other long-term assets ($484 million as of December 27, 2008). Our investment in Numonyx is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag.
In 2008, Numonyx entered into an unsecured, four-year senior credit facility of up to $550 million, consisting of a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics N.V. have each provided the lenders with a guarantee of 50% of the payment obligations of Numonyx under the senior credit facility. A demand on our guarantee can be triggered if Numonyx is unable to meet its obligations under the credit facility. Acceleration of the obligations of Numonyx under the credit facility could be triggered by a monetary default of Numonyx or, in certain circumstances, by events affecting the creditworthiness of STMicroelectronics. This guarantee is within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The maximum amount of future undiscounted payments that we could be required to make under the guarantee is $275 million plus accrued interest, expenses of the lenders, and penalties. As of March 28, 2009, the carrying amount of the liability associated with the guarantee was $79 million, unchanged from the amount initially recorded in 2008, and is included in other accrued liabilities.
Clearwire LLC
As of March 28, 2009, our investment balance in Clearwire Communications, LLC (Clearwire LLC) was $231 million and is included within other long-term assets ($238 million as of December 27, 2008). Our investment in Clearwire LLC is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. The carrying value of our investment in Clearwire LLC is approximately $240 million below our share of the book value of the net assets of Clearwire Corporation, and a substantial majority of this difference has been assigned to Clearwire spectrum assets, a majority of which have an indefinite life.
Note 9: Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net included:

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Equity method losses, net	$(62)	$(50)
Impairment charges	(10)	(2)

Total gains (losses) on equity method investments, net	$(72)	$(52)

Note 10: Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net included:

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Impairment charges	$(69)	$(33)
Gains on sales	1	19
Other, net	27	7

Total gains (losses) on other equity investments, net	$(41)	$(7)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 11: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Interest income	$72	$198
Interest expense	—	—
Other, net	23	(30)

Total interest and other, net	$95	$168

Note 12: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of March 28, 2009:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,121	$(508)	$613
Acquisition-related developed technology	22	(10)	12
Other intangible assets	340	(227)	113

Total identified intangible assets	$1,483	$(745)	$738

Identified intangible assets consisted of the following as of December 27, 2008:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,206	$(582)	$624
Acquisition-related developed technology	22	(8)	14
Other intangible assets	340	(203)	137

Total identified intangible assets	$1,568	$(793)	$775

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

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Intellectual property assets	$36	$41
Acquisition-related developed technology	$2	$1
Other intangible assets	$24	$21
Based on identified intangible assets recorded as of March 28, 2009, and assuming the underlying assets will not be impaired in the future, we expect amortization expense for each period to be as follows:

(In Millions)	2009[1]	2010	2011	2012	2013
Intellectual property assets	$110	$138	$84	$73	$56
Acquisition-related developed technology	$3	$5	$4	$—	$—
Other intangible assets	$99	$14	$—	$—	$—

[1]	Reflects the remaining nine months of 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 13: Restructuring and Asset Impairment Charges
The following table summarizes restructuring and asset impairment charges by plan:

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
2009 restructuring program	$61	$—
2006 efficiency program	13	329

Total restructuring and asset impairment charges	$74	$329

We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.
2009 Restructuring Program
In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations, and align our manufacturing and assembly and test capacity to current market conditions. These actions have included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. Restructuring and asset impairment charges were as follows:

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Employee severance and benefit arrangements	$54	$—
Asset impairments	7	—

Total restructuring and asset impairment charges	$61	$—

The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring program during the first three months of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	54	7	61
Adjustments	—	—	—
Cash payments	(6)	—	(6)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of March 28, 2009	$48	$—	$48

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. These charges include $54 million that relate to employee severance and benefit arrangements for approximately 5,400 employees. The remaining accrual as of March 28, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
2006 Efficiency Program
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges were as follows:

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Employee severance and benefit arrangements	$5	$54
Asset impairments	8	275

Total restructuring and asset impairment charges	$13	$329

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
During the first quarter of 2008, we incurred $275 million in additional asset impairment charges related to assets that we sold in the second quarter of 2008 in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges using the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. We had previously incurred $85 million in asset impairment charges in 2007 related to assets that we sold in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture.
The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during the first three months of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	11	8	19
Adjustments	(6)	—	(6)
Cash payments	(27)	—	(27)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of March 28, 2009	$35	$—	$35

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of March 28, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
From the third quarter of 2006 through the first quarter of 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $683 million related to employee severance and benefit arrangements for approximately 11,300 employees, and $896 million in asset impairment charges.
Note 14: Borrowings
We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first quarter of 2009 were approximately $610 million, although no commercial paper remained outstanding as of March 28, 2009.
In 2005, we issued $1.6 billion of 2.95% junior subordinated convertible debentures (the debentures) due in 2035. The debentures pay cash interest of 2.95%. However, we recognize an effective interest rate of 6.45% on the carrying value of the debt. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. During the first quarter of 2009 and the first quarter of 2008 we capitalized all interest associated with the debentures.
The debentures issued in 2005 have an outstanding principal of $1.6 billion and are reflected on our consolidated condensed balance sheets as follows:

	March 28,	Dec. 27,
(In Millions)	2009	2008
Equity component carrying amount	$466	$466
Unamortized discount[1]	$699	$701
Net debt carrying amount	$888	$886

[1]	Remaining amortization period of approximately 27 years as of March 28, 2009

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The debentures are convertible, subject to certain conditions, into shares of our common stock. As of March 28, 2009, the conversion rate was 32.1175 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $31.14 per share of common stock. As of December 27, 2008, the conversion rate was 31.7162 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $31.53 per share of common stock. Holders can surrender the debentures for conversion at any time. The conversion rate adjusts for certain events outlined in the indenture governing the debentures (the indenture), such as quarterly dividend distributions in excess of 10 cents per share, but does not adjust for accrued interest. In addition, the conversion rate will increase for a holder who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel, as described in the indenture. The debentures, which pay a fixed rate of interest semiannually, have a contingent interest component that will require us to pay interest based on certain thresholds and for certain events commencing on December 15, 2010, as outlined in the indenture. The maximum amount of contingent interest that will accrue is 0.40% per year. The fair value of the related embedded derivative was $33 million as of March 28, 2009 ($36 million as of December 27, 2008).
We can settle any conversion or repurchase of the debentures in cash or stock at our option. On or after December 15, 2012, we can redeem, for cash, all or part of the debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. If certain events occur in the future, the indenture provides that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The debentures are subordinated in right of payment to our existing and future senior debt and to the other liabilities of our subsidiaries. We concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133. In addition, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we have concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. As such, the embedded conversion option is not accounted for separately as a derivative.
Note 15: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (the 2006 Plan), 294 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 168 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of March 28, 2009, 172 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the average of the high and low price of our common stock on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. As of March 28, 2009, 166 million shares are available for issuance under the 2006 Stock Purchase Plan.
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units for the first quarter of 2009 was as follows:

		Weighted
		Average Grant-	Aggregate
	Number of	Date Fair	Fair
(In Millions, Except Per Share Amounts)	Shares	Value	Value[1]
December 27, 2008	67.3	$20.18
Granted	0.9	$11.36
Vested[2]	(0.2)	$19.09	$2
Forfeited	(0.6)	$20.32

March 28, 2009	67.4	$20.07

[1]	Represents the value of Intel common stock on the date that the restricted stock units vest. On the grant date, the fair value for these vested awards was $4 million.

[2]	The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Stock Option Awards
Activity with respect to outstanding stock options for the first quarter of 2009 was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 27, 2008	612.0	$27.70
Grants	1.6	$12.99
Exercises	(0.1)	$0.53	$1
Cancellations and forfeitures	(7.8)	$28.63
Expirations	(2.5)	$30.97

March 28, 2009	603.2	$27.64

Options exercisable as of:
December 27, 2008	517.0	$28.78
March 28, 2009	509.4	$28.74

[1]	Represents the difference between the exercise price and the value of Intel common stock at the time of exercise.
Stock Purchase Plan
Employees purchased 22.3 million shares in the first quarter of 2009 (14.9 million shares in the first quarter of 2008) for $247 million ($258 million in the first quarter of 2008) under the 2006 Stock Purchase Plan.
Note 16: Common Stock Repurchase Program
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. During the first quarter of 2009, we did not make any common stock repurchases under our authorized plan (121.9 million shares at a cost of $2.5 billion during the first quarter of 2008). We have repurchased and retired 3.3 billion shares at a cost of approximately $67 billion since the program began in 1990. As of March 28, 2009, $7.4 billion remained available for repurchase under the existing repurchase authorization.
Note 17: Earnings Per Share
We computed our basic and diluted earnings per common share as follows:

	Three Months Ended
	March 28,	March 29,
(In Millions, Except Per Share Amounts)	2009	2008
Net income	$629	$1,443

Weighted average common shares outstanding — basic	5,573	5,787
Dilutive effect of employee equity incentive plans	10	41
Dilutive effect of convertible debt	51	51

Weighted average common shares outstanding — diluted	5,634	5,879

Basic earnings per common share	$0.11	$0.25

Diluted earnings per common share	$0.11	$0.25

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
For the first quarter of 2009, we excluded 601 million outstanding weighted average stock options (490 million for the first quarter of 2008) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
Note 18: Comprehensive Income
The components of total comprehensive income were as follows:

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Net income	$629	$1,443
Change in net unrealized holding gain (loss) on available-for-sale investments	57	(292)
Change in net unrealized holding gain (loss) on derivatives	(54)	103

Total comprehensive income	$632	$1,254

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

	March 28,	Dec. 27,
(In Millions)	2009	2008
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$(82)	$(139)
Accumulated net unrealized holding gain (loss) on derivatives	(6)	48
Accumulated net prior service costs	(10)	(10)
Accumulated net actuarial losses	(290)	(290)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$(390)	$(393)

Note 19: Taxes
Our effective income tax rate in the first quarter of 2009 was zero compared to 33.5% in the first quarter of 2008. Our estimated annual effective tax rate in the first quarter of 2009 was 9.8% lower than the estimated annual effective tax rate in the first quarter of 2008, primarily as a result of a higher percentage of profits in lower tax jurisdictions. The impact of discrete items in the first quarter of 2009 reduced our effective tax rate by 23.7% compared to the impact of discrete items in the first quarter of 2008, primarily due to the first quarter of 2009 settlement of various federal and state tax matters related to prior years.
Note 20: Contingencies
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations
A number of proceedings, described below, generally challenge certain of our competitive practices, contending generally that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near exclusive dealing by some of our customers. We believe that we compete lawfully and that our marketing practices benefit our customers and our stockholders, and we will continue to vigorously defend ourselves. The distractions caused by challenges to our business practices, however, are undesirable, and the legal and other costs associated with defending our position have been and continue to be significant. We assume, as should investors, that these challenges could continue for a number of years and may require the investment of substantial additional management time and substantial financial resources to explain and defend our position. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, these litigation matters and the related government investigations are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial money damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, our business, results of operations, financial position, and overall trends could be materially harmed.
In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that we and our Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction requiring Intel to cease any conduct found to be unlawful, and attorneys’ fees and costs. We have answered the complaint, denying the material allegations and asserting various affirmative defenses. The discovery cut-off of the AMD litigation is set for June 12, 2009. In February 2007, we reported to the Court that we had discovered certain lapses in our retention of electronic documents. We then stipulated to a court order requiring us to further investigate and report on those lapses, as well as develop a plan to remediate the issues. We completed the investigation and provided detailed information to the Court and AMD throughout 2007 and 2008. The Court also approved our remediation plan, which is now almost completed. The Court granted our request for an order to permit discovery against AMD in order to investigate its retention practices, including potential lapses in AMD’s retention of electronic documents. The parties have largely completed document discovery and are in the process of taking depositions of current and former employees and of third parties. The AMD litigation currently is scheduled for trial to commence on March 30, 2010.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
On December 19, 2008, Intel received a “Letter of Fact” from the EC, which included additional evidentiary material relating to the original SO that the EC provided to Intel as a “courtesy” and not because of any “obligation” to do so. In addition, the EC stated that “it cannot be excluded at this stage of the procedure that the [EC] may adopt a decision” adverse to Intel pursuant to Article 7 of the Council Regulation on the implementation of the rules on competition laid down in Articles 81 and 82 of the EC Treaty. The EC’s letter outlined certain alleged evidence that the EC may rely on in reaching any such decision. On March 18, 2009, the EC sent Intel a request for information concerning Intel’s worldwide and European turnover. Intel responded to the request on April 3, 2009.
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
In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served us an Examination Report alleging that sales to two customers during parts of 2002-2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March 2008, we submitted a further response. In April 2008, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co., Ltd. and TriGem Computer Inc. On November 7, 2008, the KFTC issued a final written decision concluding that Intel’s discounts had violated Korean antitrust law and imposing a fine on Intel of approximately $20 million, which Intel paid in January 2009. On December 9, 2008, Intel appealed this decision by filing a lawsuit in the Seoul High Court seeking to overturn the KFTC’s decision. The KFTC through its attorneys filed its answer to Intel’s complaint in March 2009. Next steps include a logistics-focused meeting with the judge. Thereafter Intel and the KFTC will provide arguments to the court in sequential briefs. Intel’s first response brief is scheduled to be filed by the end of April 2009.
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
Intel/AMD Cross-License Agreement
Intel and AMD entered into a patent cross license on January 1, 2001. Under that license, Intel granted AMD a limited license to certain Intel patents, subject to the terms of that agreement. On October 7, 2008, AMD announced its intention to form a joint venture called “The Foundry Company” (later renamed to GlobalFoundries Inc.) with two investment entities of the Emirate of Abu Dhabi. On March 2, 2009, AMD announced that it has closed this transaction. AMD has claimed that GlobalFoundries is entitled to a license to Intel patents under the 2001 Intel/AMD cross license. Intel disagrees with that claim. Intel has notified AMD that it has breached the terms of the cross license, and Intel has initiated the formal dispute resolution process outlined in the cross license. In the event the parties are unable to resolve this dispute, Intel has the right to file a lawsuit to enforce the terms of the cross license.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Intel Corporation v. Commonwealth Scientific and Industrial Research Organisation (CSIRO)
In May 2005, Intel filed a lawsuit in the United States District Court for the Northern District of California against CSIRO, an Australian research institute. CSIRO had sent letters to Intel customers claiming that products compliant with the IEEE 802.11a and 802.11g standards infringe CSIRO’s U.S. Patent No. 5,487,069 (the 069 patent). Intel’s lawsuit sought a declaration that the CSIRO patent is invalid and that no Intel product infringes it. Dell Inc. is a co-declaratory judgment plaintiff with Intel; Microsoft Corporation, Netgear Inc., and Hewlett-Packard Company filed a similar, separate lawsuit against CSIRO. In its amended answer, CSIRO claimed that various Intel products that practice the IEEE 802.11a, 802.11g, and/or draft 802.11n standards infringe the 069 patent. In 2009, we entered into a settlement agreement with CSIRO pursuant to which, among other things, we will make payments to CSIRO in exchange for a license to certain patents. The settlement agreement did not significantly impact our results of operations or cash flows.
Saxon Innovations, LLC v. Intel Corporation
On August 21, 2008, Saxon Innovations, LLC, filed an action for patent infringement against six personal computer OEMs, Apple, Gateway, Acer, HP, Dell and ASUS in the U.S. District Court for the Eastern District of Texas. The asserted patents are U.S. Patent No. 5,592,555, entitled “Wireless Communications Privacy Method and System”, U.S. Patent No. 5,502,689, entitled “Clock Generator Capable of Shut-Down Mode and Clock Generation Method”, U.S. Patent No. 5,530,597, entitled “Apparatus and Method for Disabling Interrupt Masks in Processors or the Like”, U.S. Patent No. 5,247,621, entitled “System and Method for Processor Bus Use”, U.S. Patent No. 5,235,635, entitled “Keypad Monitor with Keypad Activity-Based Activation.” The complaint seeks unspecified damages and a permanent injunction. In September 2008, Intel filed an unopposed motion to intervene in the case. In response, Saxon filed a counterclaim against Intel, accusing Intel of infringing the patents listed above, and asserting two additional patents against Intel – U.S. Patent No. 5,422,832 entitled “Variable Thermal Sensor” and U.S. Patent No. 5,829,031 entitled “Microprocessor Configured to Detect a Group of Instructions and to Perform a Specific Function upon Detection.” Intel disputes Saxon’s claims and intends to defend the lawsuit vigorously.
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
Martin Smilow v. Craig R. Barrett et al. & Intel Corporation; Christine Del Gaizo v. Paul S. Otellini et al. & Intel Corporation
In February 2008, Martin Smilow, an Intel stockholder, filed a putative derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleges generally that the Board allowed the company to violate antitrust and other laws, as described in AMD’s antitrust lawsuits against us, and that those Board-sanctioned activities have harmed the company. The complaint repeats many of AMD’s allegations and references various investigations by the European Community, the KFTC, and others. In February 2008, a second plaintiff, Evan Tobias, filed a derivative suit in the same court against the Board containing many of the same allegations as in the Smilow suit. On July 30, 2008, the District Court entered an order directing Smilow and Tobias to file a single, consolidated complaint by August 7, 2008 and directing us to respond within 30 days thereafter. An amended consolidated complaint was filed on August 7, 2008. On June 27, 2008, a third plaintiff, Christine Del Gaizo, filed a derivative suit in the Santa Clara County Superior Court against the Board, a former director of the Board, and six of our officers, containing many of the same allegations as in the Smilow and Tobias suits. On August 27, 2008, the parties in the California derivative suit entered into a stipulation to stay the action pending further order of the Court, and the Court entered an order to that effect on September 2, 2008. We deny the allegations and intend to defend the lawsuits vigorously. On September 5, 2008, all of the defendants in the Delaware derivative action filed a motion to dismiss the complaint. Although briefing is now complete, Intel filed supplemental papers in March 2009 to advise the District Court of a recent decision in another court pertaining to the issues under consideration.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Wisconsin Alumni Research Foundation v. Intel Corporation
On February 5, 2008, the Wisconsin Alumni Research Foundation filed an action for patent infringement against Intel in the U.S. District Court for the Western District of Wisconsin. The complaint generally alleges that Intel is infringing U.S. Patent No. 5,781,752 by making, using, offering for sale, importing, and/or selling certain of Intel’s microprocessors including the Intel® CoreTM2 Duo microarchitecture with Smart Memory Access and any other microprocessor using the same or a similar memory disambiguation technique. The complaint seeks unspecified damages, injunctive and other relief. A trial date has been set for October 2009. Intel disputes the Wisconsin Alumni Research Foundation’s claims and intends to defend the lawsuit vigorously. On December 5, 2008, Intel sued the University of Wisconsin and all the named-inventors on the patents-in-suit in the preceding case along with the Chancellor in the U.S. District Court for the Western District of Wisconsin. Intel contends that it provided grant money to the University of Wisconsin which resulted in the patents being asserted against Intel and that the funding agreement entitles Intel to the right to use the technology at no cost. Trial has been set for February 2010.
Note 21: Operating Segment Information
Our operating segments include the Digital Enterprise Group, Mobility Group, NAND Solutions Group, Digital Home Group, Digital Health Group, and Software and Services Group. Prior-period amounts have been adjusted retrospectively to reflect minor reorganizations.
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
The NAND Solutions Group, Digital Home Group, Digital Health Group, and Software and Services Group operating segments do not qualify as reportable segments as defined by SFAS No. 131 and are included within the all other category.
We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below. Revenue for the all other category is primarily related to the sale of NAND flash memory products, microprocessors and related chipsets by the Digital Home Group, and NOR flash memory products. In the second quarter of 2008, we completed the divestiture of our NOR flash memory assets to Numonyx. At that time, we entered into supply and service agreements to provide products, services, and support to Numonyx following the close of the transaction. Revenue and expenses related to the supply and service agreements are included in the all other category. For further information on Numonyx, see “Note 8: Equity Method Investments.”
The all other category includes certain corporate-level operating expenses and charges. These expenses and charges include:
•	results of operations of seed businesses that support our initiatives;
•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;
•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill;
•	charges for purchased in-process research and development; and
•	amounts included within restructuring and asset impairment charges.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Segment information is summarized as follows:

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Net revenue
Digital Enterprise Group
Microprocessor revenue	$3,258	$4,236
Chipset, motherboard, and other revenue	751	1,205

	4,009	5,441
Mobility Group
Microprocessor revenue	2,188	2,726
Chipset and other revenue	726	943

	2,914	3,669
All other	222	563

Total net revenue	$7,145	$9,673

Operating income (loss)
Digital Enterprise Group	$703	$1,763
Mobility Group	244	1,166
All other	(300)	(867)

Total operating income	$647	$2,062

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Overall strategy and the strategy for our operating segments.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the first quarter of 2009 to the first quarter of 2008.
•	Business Outlook. Our expectations for selected financial items for the second quarter of 2009 and the 2009 full year.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of April 27, 2009.
Overview
Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our primary component-level products include microprocessors, chipsets, and flash memory.
Net revenue, gross margin, operating income, and net income for the first quarter of 2009, the fourth quarter of 2008, and the first quarter of 2008 were as follows:

(In Millions)	Q1 2009	Q4 2008	Q1 2008
Net revenue	$7,145	$8,226	$9,673
Gross margin	$3,238	$4,369	$5,207
Operating income	$647	$1,539	$2,062
Net income	$629	$234	$1,443
Our first quarter results were impacted by the weak worldwide economy, reduced PC demand, and a supply chain inventory correction. Revenue for the first quarter of 2009 was down 13% from the fourth quarter of 2008 and 26% from the first quarter of 2008. The sequential decline was larger than normal seasonal patterns and we experienced declines in all geographic regions. Although revenue declined sequentially for both the Mobility Group (MG) and Digital Enterprise Group (DEG), the decline in DEG was less than the decline in MG due to a shorter overall supply chain for DEG products. As the market adapted to a supply chain inventory correction and demand level adjustments, the shorter supply chain contributed to more normal order patterns earlier in the quarter for DEG compared to MG. We have executed well in adjusting to these new lower demand levels and our quarterly results were stronger than anticipated. We have reduced our employees by 1,400 as we close older generation manufacturing facilities and consolidate assembly and test facilities. We believe that we have turned the corner from the significant revenue declines of the past two quarters and established a new baseline, and we expect the industry to return to seasonal patterns during the second half of 2009. However, there is still significant macroeconomic uncertainty that could impact demand.
Our gross margin for the first quarter was negatively impacted by factory underutilization charges due to maintaining reduced factory loadings, and start-up costs on our new 32nm process technology. This reduced level of factory loadings directly contributed to a $699 million reduction in inventory in the first quarter. We began to increase factory loadings at the end of the first quarter and as a result we expect factory underutilization charges to be reduced in the second quarter and positively impact our gross margin. We expect this positive impact to gross margin in the second quarter to be largely offset by the expected mix of products sales; higher unit costs on sales of products built in the fourth and first quarter when factories were loaded at lower levels; and higher start-up costs associated with our new 32nm process technology. The start-up costs associated with the 32nm process technology should decline in the second half of 2009 as we expect to begin shipping the first products based on the 32nm process technology later in 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our tax rate decreased from prior periods due to the first quarter settlement of various federal and state tax matters related to prior years and as a result of a higher percentage of our profits coming from lower tax jurisdictions. We expect the concentration of profits in lower tax jurisdictions to continue in 2009 and expect our tax rate to be approximately 24% for the second, third, and fourth quarters of 2009.
Our product lineup is extremely well positioned across the spectrum of computing. In the first quarter we extended our competitive advantage in the enterprise market segment with the release of the Intel® XeonTM Processor 5500 series (part of our Nehalam family of processors). This family of products represents the largest increase in server performance from one generation to the next. Although the server business remains a challenge in the near term, we believe this family of products provides a strong value proposition for enterprise customers as it can lower the cost of computing while increasing performance.
From a financial condition perspective, we ended the first quarter of 2009 with an investment portfolio valued at $12.8 billion, consisting of cash and cash equivalents, debt instruments included in trading assets, and short- and long-term investments. The credit quality of our investment portfolio remains high during this difficult credit environment, with other-than-temporary impairments on our available-for-sale debt instruments limited to $7 million in the first quarter of 2009 and $51 million cumulatively since the beginning of 2008. In addition, we continue to be able to invest in high-quality investments. However, we have seen a reduction in the volume of available commercial paper from certain market segments. As a result, our investments in short-term government funds have increased, which will reduce our average investment return. Despite the continued tightness of the credit markets, we continue to be able to access funds through the credit markets, including through the issuance of commercial paper. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have received the full par value of our original debt investments. For additional details on our investment portfolio, see “Liquidity and Capital Resources.”
During the first quarter of 2009, we paid $779 million to stockholders as dividends, and in March, our Board of Directors declared a dividend of $0.14 per common share to be paid in June.
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
Some of our key focus areas are listed below:
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized user computing solution, compared to components that are used separately.
•	Architecture and Platforms. We are developing integrated platform solutions by moving the memory controller and graphics functionality from the chipset to the microprocessor. This platform repartitioning is designed to provide improved performance due to higher integration, lower power consumption, and reduced platform size. In addition, we are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing improved performance with lower power consumption. We continue to develop multi-core microprocessors with an increasing number of cores, which enable improved multitasking and energy efficiency. We are also focusing on the development of a new highly scalable, many-core architecture aimed at parallel processing. This architecture will initially be used in developing discrete graphics processors designed for gaming and media creation. Over time, this architecture may be utilized in the development of products for scientific and professional workstations as well as high-performance computing applications.
•	Silicon and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Strategic Investments. We make equity investments in companies around the world that we believe will generate returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investments focus on the following areas: advancing flash memory products, enabling mobile wireless devices, advancing the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures, and developing the next generation of silicon process technologies. Our focus areas and investment activities tend to develop and change over time due to rapid advancements in technology and changes in the economic climate.
•	Business Environment and Software. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration, and promote industry standards that will yield innovation and improved technologies for users. We plan to continue to cultivate new businesses and work to encourage the industry to offer products that take advantage of the latest market trends and usage models. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer. Lastly, through our Software and Services Group (SSG), we help enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms.
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
While in the first quarter of 2009 sales declined more significantly for MG versus DEG, we believe that the trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units will eventually resume. We believe that the demand for mobile microprocessors will result in the increased development of products with form factors and uses that require low-power microprocessors.
Our silicon and manufacturing technology leadership allows us to develop low-power microprocessors for new uses and form factors. We believe that these low-power microprocessors give us the ability to extend Intel architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded solutions, mobile Internet devices (MIDs), consumer electronics devices, nettops, and netbooks. We believe that the common elements for products in these new market segments are low power consumption and the ability to access the Internet.
To meet the demands of new and evolving mobile markets segments, we also offer, and are continuing to develop, System on Chip (SoC) products that integrate core processing functionality with specific components, such as graphics, audio, and video, onto a single chip to form a purpose-built solution. This integration reduces cost, power consumption, and size. In the first quarter of 2009, we announced plans to collaborate with Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC), a large semiconductor foundry, in an effort to broaden the market opportunities for Intel® AtomTM processors in SoC products by integrating our Intel Atom processor cores with TSMC’s process technology platform.
Strategy by Operating Segment
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
Non-Marketable Equity Investments
The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $3.8 billion as of March 28, 2009 ($4.1 billion as of December 27, 2008). The majority of this balance as of March 28, 2009 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) of $1.6 billion ($1.7 billion as of December 27, 2008), our investment in IM Flash Singapore, LLP (IMFS) of $316 million ($329 million as of December 27, 2008), and our investment in Numonyx B.V. of $461 million ($484 million as of December 27, 2008). In addition, we regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. For additional information, see “Note 8: Equity Method Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our non-marketable equity investments are recorded using adjusted cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified in other long-term assets on the consolidated condensed balance sheets.
Non-marketable equity investments are inherently risky, and a number of the companies in which we invest are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other key business factors. Depending on their future prospects, the companies may not be able to raise additional funds when the funds are needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments would likely become impaired. Additionally, the current financial markets are extremely volatile and there has been a tightening of the credit markets, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, including those specific to our investments in the flash memory market segment, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.
We review our investments quarterly for indicators of impairment. For non-marketable equity investments, the impairment analysis requires significant judgment to identify events or circumstances that would significantly harm the fair value of the investment. The indicators that we use to identify those events or circumstances primarily include:
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
Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the fair value of the investment is below our carrying value. If the fair value of the investment is below our carrying value, we determine if the investment is other than temporarily impaired based on the severity and duration of the impairment. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. The assessment of fair value for non-marketable investments is based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), as amended. With the exception of Clearwire Communications, LLC (Clearwire LLC), the fair value of our non-marketable investments are classified as Level 3 when impaired, as we use unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices and inherent lack of liquidity. If impaired, the fair value of our investment in Clearwire LLC would be classified as Level 2, as the unobservable inputs to the valuation methodology are not significant to the fair value measurement.
Impairments of non-marketable equity investments were $79 million in the first quarter of 2009. Over the past 12 quarters, including the first quarter of 2009, impairments of non-marketable equity investments have ranged from $10 million to $896 million per quarter. This range includes impairments of $896 million during the fourth quarter of 2008, which were primarily related to a $762 million impairment charge on our investment in Clearwire LLC.
The following is a discussion of the methods, estimates, and judgments that management uses in our analysis to determine if our non-marketable equity investments are other than temporarily impaired.
IMFT/IMFS
IMFT and IMFS are variable interest entities that are designed to manufacture and sell NAND products to Intel and Micron Technology, Inc. at manufacturing cost. Our NAND Solutions Group operating segment purchases 49% of these NAND products from IMFT and sells them to our customers. As a result, we generate cash flows from our investments in IMFT, IMFS, and our intangible assets related to the NAND product designs through our NAND Solutions Group business. Therefore, we determine the fair value of our investments in IMFT and IMFS using the income approach, based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The discounted cash flow scenarios require the use of unobservable inputs, including assumptions of projected revenues (including product volume, product mix, and average selling prices), expenses, capital spending, and other costs, as well as a discount rate. Estimates of projected revenues, expenses, capital spending, and other costs are developed by IMFT, IMFS, and Intel using historical data and available market data. Management also determines how multiple discounted cash flow scenarios are weighted in the fair value determination. Additionally, the development of several inputs used in our income model (such as discount rate) requires the selection of comparable companies within the NAND flash memory market segment. The selection of comparable companies requires management judgment and is based on a number of factors, including NAND products and services lines within the flash memory market segment, comparable companies’ sizes, growth rates, and other relevant factors.
Changes in management estimates to the unobservable inputs would change the fair value of the investment. The estimates for the projected revenue and discount rate are the assumptions that most significantly affect the fair value determination. We did not have an other-than-temporary impairment on our investments in IMFT and IMFS in the first quarters of 2009 and 2008. It is reasonably possible that the estimates used in the fair value determination could change in the near term and result in an impairment of our investment.
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
Changes in management estimates to the unobservable inputs in our valuation models would change the fair value of the investment. The estimated projected revenue is the assumption that most significantly affects the fair value determination. Management judgment is also involved in determining how the income approach and the market approach are weighted in the fair value determination. We did not have an other-than-temporary impairment on our investments in Numonyx in the first quarter of 2009. It is reasonably possible that the estimates used in the fair value determination could change in the near term and result in an impairment of our investment.
Other Non-Marketable Equity Investments
We determine the fair value of these non-marketable equity investments using the market approach and/or the income approach. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, products and services lines, development stage, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; estimated costs; and appropriate discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of our other non-marketable investments also takes into account movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables.
Investments in Debt Instruments
Fair Value
In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value (see “Note 4: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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
Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Most of our marketable debt instruments classified as Level 3 are valued using a non-binding market consensus price or a non-binding broker quote, both of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant in the first quarter of 2009.
Other-Than-Temporary Impairment
After determining the fair value of our available-for-sale debt instruments, gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; and our ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.
As of March 28, 2009, our investments included $10.1 billion of available-for-sale debt instruments. During the first quarter of 2009, we recognized $7 million in other-than-temporary impairments on our available-for-sale debt instruments ($51 million cumulatively since the beginning of 2008). As of March 28, 2009, our cumulative unrealized losses related to debt instruments classified as available-for-sale were approximately $230 million (approximately $215 million as of December 27, 2008). As of March 28, 2009, this amount included approximately $180 million of unrecognized losses that could be recognized in the future if our other-than-temporary assessment changes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Long-Lived Assets
We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value, based on the best information available, including use of the market approach or the income approach, including the use of discounted cash flow models. Long-lived assets such as goodwill; intangible assets; and property, plant and equipment are considered non-financial assets, and are carried at fair value only when an impairment charge is recorded.
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the first quarter of 2009, impairments and accelerated depreciation of long-lived assets ranged from $15 million to $320 million per quarter. For further discussion on asset impairment charges, see “Note 13: Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a majority of the deferred tax assets recorded on our consolidated condensed balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely. Changes in management’s plans with respect to holding or disposing of investments could affect our future provision for taxes.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work in process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of March 28, 2009, we had total work-in-process inventory of $1,448 million and total finished goods inventory of $1,217 million. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to forecast the demand accurately, we could be required to write off inventory, which would negatively impact our gross margin.
Accounting Changes and Recent Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2: Accounting Changes” and “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Results of Operations - First Quarter of 2009 Compared to First Quarter of 2008
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	Q1 2009		Q1 2008
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$7,145	100.0%	$9,673	100.0%
Cost of sales	3,907	54.7%	4,466	46.2%

Gross margin	3,238	45.3%	5,207	53.8%
Research and development	1,317	18.4%	1,467	15.2%
Marketing, general and administrative	1,200	16.8%	1,349	13.9%
Restructuring and asset impairment charges	74	1.0%	329	3.4%

Operating income	647	9.1%	2,062	21.3%
Gains (losses) on equity method investments, net	(72)	(1.0)%	(52)	(0.5)%
Gains (losses) on other equity investments, net	(41)	(0.6)%	(7)	(0.1)%
Interest and other, net	95	1.3%	168	1.7%

Income before taxes	629	8.8%	2,171	22.4%
Provision for taxes	—	—%	728	7.5%

Net income	$629	8.8%	$1,443	14.9%

Diluted earnings per share	$0.11		$0.25

The following table sets forth information of geographic regions for the periods indicated:

	Q1 2009		Q1 2008
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$3,647	51%	$4,788	50%
Americas	1,510	21%	2,016	21%
Europe[1]	1,273	18%	1,863	19%
Japan	715	10%	1,006	10%

Total	$7,145	100%	$9,673	100%

[1]	Region includes Europe, the Middle East, and Africa.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our net revenue for Q1 2009 was $7.1 billion, a decrease of 26% compared to Q1 2008. The decrease was primarily due to lower unit sales of microprocessors and chipsets. Revenue from the sale of NOR flash memory products and communications products declined approximately $400 million, primarily as a result of the divestiture of these businesses. Revenue in all four geographic regions declined significantly.
Our overall gross margin dollars for Q1 2009 were $3.2 billion, a decrease of $2.0 billion, or 38%, compared to Q1 2008. Our overall gross margin percentage decreased to 45.3% in Q1 2009, from 53.8% in Q1 2008. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the Digital Enterprise Group and Mobility Group operating segments. This was partially offset by the positive impact on gross margin due to the divestiture of our NOR flash memory business. We derived substantially all of our overall gross margin dollars and operating profit in Q1 2009 and Q1 2008 from the sales of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) operating segment for Q1 2009 and Q1 2008 were as follows:

(In Millions)	Q1 2009	Q1 2008
Microprocessor revenue	$3,258	$4,236
Chipset, motherboard, and other revenue	751	1,205

Net revenue	$4,009	$5,441
Operating income	$703	$1,763
Net revenue for the DEG operating segment decreased by $1.4 billion, or 26%, in Q1 2009 compared to Q1 2008. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. The decrease in microprocessor revenue was primarily due to lower enterprise and desktop unit sales. Higher enterprise average selling prices were partially offset by lower desktop average selling prices. The decrease in chipset, motherboard, and other revenue was primarily due to lower chipset and motherboard unit sales and lower revenue from the sale of communications products.
Operating income decreased by $1.1 billion, or 60%, in Q1 2009 compared to Q1 2008. The decrease in operating income was primarily due to the lower revenue. In addition, during the first quarter of 2009 we recorded approximately $250 million of factory underutilization charges, primarily relating to chipsets and microprocessors. This was partially offset by lower microprocessor unit costs.
Mobility Group
The revenue and operating income for the Mobility Group (MG) operating segment for Q1 2009 and Q1 2008 were as follows:

(In Millions)	Q1 2009	Q1 2008
Microprocessor revenue	$2,188	$2,726
Chipset and other revenue	726	943

Net revenue	$2,914	$3,669
Operating income	$244	$1,166
Net revenue for the MG operating segment decreased by $755 million, or 21%, in Q1 2009 compared to Q1 2008. The decrease in microprocessor revenue was due to lower microprocessor average selling prices and lower microprocessor unit sales. The lower average selling prices were due to the increase in unit sales of Intel Atom processors. The decrease in chipset and other revenue was primarily due to lower revenue from the sale of wireless connectivity products and lower chipset unit sales.
Operating income decreased by $922 million, or 79%, in Q1 2009 compared to Q1 2008. The decrease was primarily due to lower microprocessor revenue. In addition, during the first quarter of 2009 we recorded approximately $420 million of factory underutilization charges, primarily related to microprocessors and chipsets. This was partially offset by lower microprocessor unit costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Expenses
Operating expenses for Q1 2009 and Q1 2008 were as follows:

(In Millions)	Q1 2009	Q1 2008
Research and development	$1,317	$1,467
Marketing, general and administrative	$1,200	$1,349
Restructuring and asset impairment charges	$74	$329
Research and Development. R&D spending decreased $150 million, or 10%, in Q1 2009 compared to Q1 2008. This decrease was primarily due to lower process development costs as we transition from research and development to manufacturing using our 32nm manufacturing process technology, and to a lesser extent, lower profit-dependent compensation.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased $149 million, or 11%, in Q1 2009 compared to Q1 2008. This decrease was primarily due to lower advertising expenses, including lower cooperative advertising expenses, and to a lesser extent, lower profit-dependent compensation.
R&D, combined with marketing, general and administrative expenses, were 35% of net revenue in Q1 2009 (29% of net revenue in Q1 2008).
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by plan for Q1 2009 and Q1 2008:

(In Millions)	Q1 2009	Q1 2008
2009 restructuring program	$61	$—
2006 efficiency program	13	329

Total restructuring and asset impairment charges	$74	$329

We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities. Our outlook for the second quarter of 2009 is for additional restructuring and asset impairment charges of $115 million.
2009 Restructuring Program
In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations, and align our manufacturing and assembly and test capacity to current market conditions. These actions have included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. Restructuring and asset impairment charges were as follows:

(In Millions)	Q1 2009	Q1 2008
Employee severance and benefit arrangements	$54	$—
Asset impairments	7	—

Total restructuring and asset impairment charges	$61	$—

The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring program during the first three months of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	54	7	61
Adjustments	—	—	—
Cash payments	(6)	—	(6)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of March 28, 2009	$48	$—	$48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. These charges include $54 million that relate to employee severance and benefit arrangements for approximately 5,400 employees, of which 100 employees have left the company as of March 28, 2009. Most of these employee actions occurred within manufacturing. The remaining accrual as of March 28, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
We estimate that these employee severance and benefit charges will result in gross annual savings of approximately $240 million. The substantial majority of these savings will be realized within cost of sales.
2006 Efficiency Program
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges were as follows:

(In Millions)	Q1 2009	Q1 2008
Employee severance and benefit arrangements	$5	$54
Asset impairments	8	275

Total restructuring and asset impairment charges	$13	$329

During Q1 2008, we incurred $275 million in additional asset impairment charges related to assets that we sold in Q2 2008 in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges using the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. We had previously incurred $85 million in asset impairment charges in 2007 related to assets that we sold in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture.
The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during the first three months of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	11	8	19
Adjustments	(6)	—	(6)
Cash payments	(27)	—	(27)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of March 28, 2009	$35	$—	$35

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of March 28, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
From Q3 2006 through Q1 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $683 million related to employee severance and benefit arrangements for approximately 11,300 employees, of which 10,900 employees had left the company as of March 28, 2009. A substantial majority of these employee actions affected employees within manufacturing, information technology, and marketing. We paid $648 million of the employee severance and benefit charges incurred as of March 28, 2009. The restructuring and asset impairment charges also included $896 million in asset impairment charges.
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	Q1 2009	Q1 2008
Equity method losses, net	$(62)	$(50)
Impairment charges	(10)	(2)

Total gains (losses) on equity investments, net	$(72)	$(52)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net losses on equity method investments were $72 million in Q1 2009 compared to $52 million in Q1 2008. We recognized higher equity method losses and higher impairment charges in Q1 2009 compared to Q1 2008. Our equity method losses include losses related to Numonyx ($23 million in Q1 2009) and Clearwire LLC ($7 million in Q1 2009). In addition, our Q1 2008 equity method losses included $39 million from Clearwire Corporation.
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	Q1 2009	Q1 2008
Impairment charges	$(69)	$(33)
Gains on sales	1	19
Other, net	27	7

Total gains (losses) on equity investments, net	$(41)	$(7)

Net losses on other equity investments were $41 million in Q1 2009 compared to $7 million in Q1 2008. We recognized higher impairment charges on our non-marketable equity investments and lower gains on sales in Q1 2009 compared to Q1 2008, partially offset by higher income on other equity transactions.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	Q1 2009	Q1 2008
Interest income	$72	$198
Interest expense	—	—
Other, net	23	(30)

Total interest and other, net	$95	$168

Interest and other, net decreased to $95 million in Q1 2009 compared to $168 million in Q1 2008. We recognized lower interest income and lower gains on divestitures (none in Q1 2009 and $39 million in Q1 2008) in Q1 2009 compared to Q1 2008. These decreases were partially offset by approximately $25 million of fair value gains in Q1 2009 on our trading assets, compared to approximately $60 million of fair value losses in Q1 2008. Interest income was lower in Q1 2009 compared to Q1 2008 as a result of lower interest rates and, to a lesser extent, lower average investment balances.
Provision for Taxes
Our effective income tax rate for Q1 2009 was zero compared to 33.5% in Q1 2008. Our estimated annual effective tax rate in Q1 2009 was 9.8% lower than the estimated annual effective tax rate in Q1 2008, primarily as a result of a higher percentage of profits in lower tax jurisdictions. The impact of discrete items in Q1 2009 reduced our effective tax rate by 23.7% compared to the impact of discrete items of Q1 2008, primarily due to the Q1 2009 settlement of various federal and state matters related to prior years.
Business Outlook
Our future results of operations and the topics of other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular:
•	current economic uncertainty, including the tightening of credit markets, as well as future economic conditions;
•	our goals and strategies;
•	new product introductions;
•	plans to cultivate new businesses;
•	divestitures or investments;
•	revenue and pricing;
•	gross margin and costs;
•	R&D expenses;
•	marketing, general and administrative expenses;
•	net gains (losses) from equity investments;
•	interest and other, net;
•	capital spending;
•	depreciation;
•	potential impairment of investments;
•	our effective tax rate; and
•	pending legal proceedings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from our expectations. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q. In our April 14, 2009 earnings release we stated that we were not providing a revenue forecast as part of our Business Outlook, but we indicated at that time that for our internal purposes, we were planning for revenue to be approximately flat to the first quarter. Our revenue plan is a statement made as of April 14, 2009, is not a part of Business Outlook, and is not subject to updating by the company in the period prior to the “quiet period.”
Our expectations for the remainder of 2009 are as follows:
Q2 2009
•	Gross margin percentage: expected to be in the mid-40s.
•	Depreciation: approximately $1.2 billion.
•	Total spending (research and development plus marketing, general and administrative expenses): approximately flat compared to the first quarter of 2009 of $2.5 billion.
•	Restructuring and asset impairment charges: approximately $115 million.
•	Net gains (losses) from equity investments and interest and other: net loss of approximately $150 million.
Full Year 2009
•	Capital spending: slightly down from 2008 of $5.2 billion.
•	Depreciation: approximately $4.8 billion, plus or minus $100 million.
•	Total spending (research and development plus marketing, general and administrative expenses): between $10.4 billion and 10.6 billion.
•	Tax rate: approximately 24% for the second, third, and fourth quarters. The estimated effective tax rate is based on tax law in effect as of March 28, 2009 and current expected income.
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
From the close of business on May 29, 2009 until our quarterly earnings release is published, presently scheduled for July 14, 2009, we will observe a “quiet period.” During the quiet period, the “Business Outlook” and other forward-looking statements first published in our Form 8-K filed on April 14, 2009, as reiterated or updated as applicable, in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.
Liquidity and Capital Resources
Cash, short-term investments, debt instruments included in trading assets, and debt at the end of each period were as follows:

	March 28,	Dec. 27,
(Dollars in Millions)	2009	2008
Cash, short-term investments, and debt instruments included in trading assets	$10,313	$11,544
Short-term and long-term debt	$1,201	$1,287
Debt as % of stockholders’ equity	3.1%	3.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In summary, our cash flows were as follows:

	Three Months Ended
	March 28,	March 29,
(In Millions)	2009	2008
Net cash provided by operating activities	$378	$2,215
Net cash provided by (used for) investing activities	409	(921)
Net cash used for financing activities	(601)	(2,718)

Net increase (decrease) in cash and cash equivalents	$186	$(1,424)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations for the first quarter of 2009 was $378 million, a decrease of $1.8 billion compared to the first quarter of 2008, primarily due to lower net income and changes in our working capital such as lower accounts payable and lower income taxes payable, partially offset by lower inventories.
Inventories as of March 28, 2009 decreased compared to December 27, 2008, due to lower microprocessor, chipset, and raw material inventories. Accounts payable as of March 28, 2009 decreased compared to December 27, 2008 on lower production spending. Accrued compensation and benefits liabilities decreased compared to December 27, 2008 primarily due to the payout of 2008 year-end profit dependent compensation during the first quarter of 2009.
As of March, 28, 2009, our other accrued liabilities included $264 million in customer credit balances ($447 million as of December 27, 2008). Accounts receivable as of March 28, 2009 increased compared to December 27, 2008, despite decreased revenue, due to a higher proportion of sales occurring at the end of the first quarter of 2009. For the first quarter of 2009, our two largest customers accounted for 40% of net revenue (38% for the first quarter of 2008) with one of those customers accounting for 21% of our net revenue, and another customer accounting for 19% of our net revenue. These two largest customers accounted for 40% of net accounts receivable at March 28, 2009 (46% at December 27, 2008).
Investing Activities
Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities, and disposals.
In the first quarter of 2009, our investing activities resulted in a net cash inflow of $409 million compared to a net cash outflow of $921 million in the first quarter of 2008. This was driven primarily by a decrease in purchases of available-for-sale debt investments which was partially offset by an increase in capital spending.
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, and proceeds from sales of shares through employee equity incentive plans.
The decrease in cash used for financing activities in the first quarter of 2009, compared to the first quarter of 2008, was primarily due to the absence of repurchases and retirement of common stock during the first quarter of 2009. In the first quarter of 2008, we repurchased 121.9 million shares of common stock at a cost of $2.5 billion. As of March 28, 2009, $7.4 billion remained available for repurchase under the existing repurchase authorization of $25 billion. We base our level of stock repurchases on internal cash management decisions, and this level may fluctuate. Our dividend payment was $779 million in the first quarter of 2009, slightly higher than the $739 million paid in the first quarter of 2008. Proceeds from the sale of shares pursuant to employee equity incentive plans totaled $247 million for the first quarter of 2009 compared to $468 million for the first quarter of 2008, as a result of a lower volume of employee exercises of stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity
Cash generated by operations is used as our primary source of liquidity. As of March 28, 2009, we also had an investment portfolio valued at $12.8 billion, consisting of cash and cash equivalents, debt instruments included in trading assets, and short- and long-term investments.
Our investment policy requires all investments with original maturities at the time of investment of up to 6 months to be rated at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and the majority of the issuers are rated AA-/Aa2 or better. Additionally, we limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. As of March 28, 2009, the total credit exposure to any single counterparty did not exceed $500 million.
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
The credit quality of our investment portfolio remains high during this difficult credit environment, with other-than-temporary impairments on our available-for-sale debt instruments limited to $7 million in the first quarter of 2009 and $51 million cumulatively since the beginning of 2008. In addition, we continue to be able to invest in high-quality investments. However, we have seen a reduction in the volume of available commercial paper from certain market segments. As a result, our investments in short-term government funds have increased, which has reduced our average investment return. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have received the full par value of our original debt investments. We have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive income for a sufficient period of time to allow for recovery of the principal amounts invested, which may occur at or near the maturity of those investments.
As of March 28, 2009, $8.8 billion of our portfolio had a remaining maturity of less than one year. As of March 28, 2009, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as trading assets were approximately $120 million (approximately $145 million as of December 27, 2008). As of March 28, 2009, our cumulative unrealized losses related to debt instruments classified as available-for-sale were approximately $230 million (approximately $215 million as of December 27, 2008). Substantially all of our unrealized losses can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.
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
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first quarter of 2009 were approximately $610 million, although no commercial paper remained outstanding as of March 28, 2009. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of March 28, 2009. Despite the tightening of the credit markets, we continue to be able to access funds through the credit markets, including through the issuance of commercial paper. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for manufacturing and assembly and test, working capital requirements, and potential dividends, common stock repurchases, and acquisitions or strategic investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Fair Value of Financial Instruments
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
Credit risk is factored into the valuation of financial instruments that we measure and record at fair value on a recurring basis. When fair value is determined using observable market prices, the credit risk is incorporated into the market price of the financial instrument. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer’s credit risk and/or Intel’s credit risk is factored into the calculation of the fair value, as appropriate. During the first quarter of 2009, the valuation of our liabilities measured and recorded at fair value as well as our derivative instruments in a current or potential net liability position were not impacted by changes in our credit risk. The credit ratings of certain counterparties have deteriorated. However, the deterioration of these credit ratings did not have a significant impact on the valuation of either our marketable debt instruments or derivative instruments in a current or potential net asset position.
When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, we classify those instruments as Level 3 under the SFAS No. 157 hierarchy. As of March 28, 2009, our financial instruments measured and recorded at fair value on a recurring basis included $13.4 billion of assets, of which $1.2 billion (9%) were classified as Level 3. In addition, our financial instruments measured and recorded at fair value on a recurring basis included $382 million of liabilities, of which $165 million (43%) were classified as Level 3. During the first quarter of 2009, we transferred approximately $260 million of assets from Level 3 to Level 2. These assets primarily consisted of floating-rate notes that were transferred from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of our instruments. During the first quarter of 2009, we recognized an insignificant amount of losses on the assets that were transferred from Level 3 to Level 2.
During the first quarter of 2009, the Level 3 assets and liabilities that are measured and recorded at fair value on a recurring basis experienced net unrealized fair value gains totaling $15 million. Of this amount, gains of $36 million were recognized in our consolidated condensed statements of income and losses of $21 million were included in other comprehensive income. We believe the losses included in other comprehensive income represent a temporary decline in the fair value of available-for-sale investments. During the first quarter of 2009, we did not experience any significant realized gains (losses) related to the Level 3 assets or liabilities in our portfolio.
Marketable Debt Instruments
As of March 28, 2009, our assets measured and recorded at fair value on a recurring basis included $12.6 billion of marketable debt instruments. Of these instruments, approximately $1.0 billion was classified as Level 1, approximately $10.4 billion as Level 2, and approximately $1.2 billion as Level 3.
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
Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the usage of observable market prices for identical securities that are traded in active markets. Marketable debt instruments in this category generally include certain of our floating-rate notes, corporate bonds, and money market fund deposits. Management judgment was required to determine our policy that defines the levels at which sufficient volume and frequency of transactions are met for a market to be considered active. Our assessment of an active market for our marketable debt instruments generally takes into consideration activity during each week of the one-month period prior to the valuation date of each individual instrument, including the number of days each individual instrument trades and the average weekly trading volume in relation to the total outstanding amount of the issued instrument.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Approximately 10% of our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using: non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and to a lesser degree non-observable market inputs. We corroborate the non-binding market consensus prices with observable market data using statistical models when observable market data exist. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. Approximately 50% of our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of non-binding market consensus prices that are corroborated with observable market data and approximately 40% due to the usage of a discounted cash flow model. Marketable debt instruments classified as Level 2 generally include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits and corporate bonds, and a majority of floating-rate notes.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 3 were classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate the non-binding market consensus prices and non-binding broker quotes using unobservable data, if available. Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes and corporate bonds. All of our investments in asset-backed securities were classified as Level 3, and substantially all of them were valued using non-binding market consensus prices that we were not able to corroborate with observable market data due to the lack of transparency in the market for asset-backed securities.
Equity Securities
As of March 28, 2009, our portfolio of assets measured and recorded at fair value on a recurring basis included $412 million of marketable equity securities. Of these securities, $392 million was classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration activity during each week of the one-month period prior to the valuation date for each individual security, including the number of days each individual equity security trades and the average weekly trading volume in relation to the total outstanding shares of that security. The fair values of our investments in Clearwire Corporation ($183 million) and VMware, Inc. ($130 million) constituted the substantial majority of the fair values of the marketable equity securities that we classified as Level 1. The remaining marketable equity securities ($20 million) were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security-specific restrictions.
As of March 28, 2009, our portfolio of assets measured and recorded at fair value on a recurring basis included $286 million of equity securities offsetting deferred compensation. All of these securities were classified as Level 1, because their valuations were based on quoted prices for identical securities in active markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2008. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of March 28, 2009 and December 27, 2008. Actual results may differ materially.
Interest Rates
We are exposed to interest rate risk related to our investment portfolio and debt issuances. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in debt instruments are generally based on three-month LIBOR, or, if the maturities are longer than three months, the returns are generally swapped into U.S. dollar three-month LIBOR-based returns. The current financial markets are extremely volatile. A hypothetical 1.0% decrease in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $120 million as of March 28, 2009 and $135 million as of December 27, 2008. The hypothetical 1.0% interest rate decrease would have resulted in an increase in the fair value of our debt issuances of approximately $145 million as of March 28, 2009 and would have resulted in an increase in the fair value of our investment portfolio of approximately $25 million as of March 28, 2009 (an increase in the fair value of our debt issuances of approximately $150 million as of December 27, 2008 and an increase in the fair value of our investment portfolio of approximately $15 million as of December 27, 2008). The fluctuations in fair value of our debt issuances and investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment portfolio. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see “Fair Value” in Part I, Item 2 of this Form 10-Q.
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
The marketable equity securities included in trading assets are held to generate returns that seek to offset changes in liabilities related to the equity and other market risks of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are offset by the gains and losses on the related liabilities. Assuming a decline in market prices of approximately 25%, our net exposure to loss was approximately $50 million as of March 28, 2009 and approximately $40 million as of December 27, 2008.
As of March 28, 2009, the fair value of our available-for-sale marketable equity securities and our equity derivative instruments, including hedging positions, was $430 million ($362 million as of December 27, 2008). Our investments in Clearwire Corporation and VMware constituted 73% of our marketable equity securities as of March 28, 2009, and were carried at a fair market value of $183 million and $130 million, respectively. The current equity markets are extremely volatile. Assuming a loss of 65% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $280 million, based on the value as of March 28, 2009 (a decrease in value of $220 million, based on the value as of December 27, 2008 using an assumed loss of 60%). The increase in the assumed loss percentage from December 27, 2008 to March 28, 2009 is due to a higher relative weighting of more volatile investments.
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. The current financial markets are extremely volatile and there has been a tightening of the credit markets, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $968 million as of March 28, 2009 ($1.0 billion as of December 27, 2008). As of March 28, 2009, the carrying amount of our non-marketable equity method investments was $2.9 billion ($3.0 billion as of December 27, 2008). A substantial majority of this balance as of March 28, 2009 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment of $1.6 billion in IMFT ($1.7 billion as of December 27, 2008), $316 million in IMFS ($329 million as of December 27, 2008), and $461 million in Numonyx ($484 million as of December 27, 2008).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Note 20: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
ITEM 1A. RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 27, 2008.
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
The semiconductor industry and our operations are characterized by high costs, such as those related to facility construction and equipment, R&D, and employment and training of a highly skilled workforce, that are either fixed or difficult to reduce in the short term. At the same time, demand for our products is highly variable and there have been downturns, often in connection with maturing product cycles as well as downturns in general economic market conditions, such as the current economic environment. These downturns have been characterized by reduced product demand, manufacturing overcapacity and resulting underutilization charges, high inventory levels, and lower average selling prices. The combination of these factors may cause our revenue, gross margin, cash flow, and profitability to vary significantly in both the short and long term.

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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 20: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation matters, particularly with respect to competition. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.
We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include equity or debt instruments of public or private companies, and many of these instruments are non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. The current economic environment may increase the risk of failure for many of the companies in which we invest due to limited access to credit and reduced frequency of liquidity events. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity investment in a public or private company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss. The majority of our non-marketable equity investment portfolio balance is concentrated in companies in the flash memory market segment, and declines in this market segment or changes in management’s plans with respect to our investments in this market segment could result in significant impairment charges, impacting gains (losses) on equity method investments and gains (losses) on other equity investments.
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
Production of integrated circuits is a complex process. Disruptions in this process can result from interruptions in our processes, errors, and difficulties in our development and implementation of new processes; defects in materials; disruptions in our supply of materials or resources; and disruptions at our fabrication and assembly and test facilities due to, for example, accidents, maintenance issues, or unsafe working conditions—all of which could affect the timing of production ramps and yields. We may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to meet or increase production as desired, resulting in higher costs or substantial decreases in yields, which could affect our ability to produce sufficient volume to meet specific product demand. The unavailability or reduced availability of certain products could make it more difficult to implement our platform strategy. We may also experience increases in yields. A substantial increase in yields could result in higher inventory levels and the possibility of resulting underutilization charges as we slow production to reduce inventory levels. The occurrence of any of these events could harm our business and results of operations.
We may have difficulties obtaining the resources or products we need for manufacturing, assembling and testing our products, or operating other aspects of our business, which could harm our ability to meet demand for our products and may increase our costs.
We have thousands of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of those materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or could make it more difficult for us to implement our business strategy. In addition, the recent financial crisis could pose solvency risks for our suppliers, which could reduce our sources of supply or increase the likelihood of a disruption in our supply chain. In addition, production could be disrupted by the unavailability of the resources used in production, such as water, silicon, electricity, and gases. The unavailability or reduced availability of the materials or resources that we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of those materials or resources. The occurrence of any of these events could harm our business and results of operations.

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
From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. As described in “Note 20: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation matters involving intellectual property rights. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:
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
The manufacturing and assembling and testing of our products require the use of hazardous materials that are subject to a broad array of Environmental Health and Safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of March 28, 2009, $7.4 billion remained available for repurchase under the existing repurchase authorization.
We did not make any common stock repurchases under our authorized plan during the first quarter of 2009.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not included within common stock repurchases under our authorized plan.

ITEM 6. EXHIBITS
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2006)

3.2	Intel Corporation Bylaws, as amended on January 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on January 18, 2007)

10.1	Standard Terms and Conditions relating to Restricted Stock Units granted on and after March 27, 2009 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)

10.2	Standard International Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the standard OSU program)

10.3	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the Intel Corporation 2006 Equity Incentive Plan

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INTEL CORPORATION (Registrant)
Date: April 29, 2009	By:	/s/ Stacy J. Smith
Stacy J. Smith
Vice President, Chief Financial Officer, and Principal Accounting Officer