Form 10-Q
period 2009-06-27
INTEL CORP
filed 2009-08-03
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 24, 2009
Common stock, $0.001 par value	5,598 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions, Except Per Share Amounts)	2009	2008	2009	2008

Net revenue	$8,024	$9,470	$15,169	$19,143
Cost of sales	3,945	4,221	7,852	8,687

Gross margin	4,079	5,249	7,317	10,456

Research and development	1,303	1,468	2,620	2,935
Marketing, general and administrative	2,697	1,430	3,897	2,779
Restructuring and asset impairment charges	91	96	165	425

Operating expenses	4,091	2,994	6,682	6,139

Operating income (loss)	(12)	2,255	635	4,317
Gains (losses) on equity method investments, net	(44)	(43)	(116)	(95)
Gains (losses) on other equity investments, net	(25)	(66)	(66)	(73)
Interest and other, net	31	167	126	335

Income (loss) before taxes	(50)	2,313	579	4,484

Provision for taxes	348	712	348	1,440

Net income (loss)	$(398)	$1,601	$231	$3,044

Basic earnings (loss) per common share	$(0.07)	$0.28	$0.04	$0.53

Diluted earnings (loss) per common share	$(0.07)	$0.28	$0.04	$0.52

Cash dividends declared per common share	$—	$—	$0.28	$0.268

Weighted average common shares outstanding:
Basic	5,595	5,699	5,584	5,743

Diluted	5,595	5,800	5,656	5,840

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 27,	Dec. 27,
(In Millions)	2009	2008[1]
Assets
Current assets:
Cash and cash equivalents	$3,826	$3,350
Short-term investments	5,195	5,331
Trading assets	2,603	3,162
Accounts receivable, net	1,938	1,712
Inventories	2,805	3,744
Deferred tax assets	1,217	1,390
Other current assets	883	1,182

Total current assets	18,467	19,871

Property, plant and equipment, net of accumulated depreciation of $30,956 ($30,544 as of December 27, 2008)	17,515	17,574
Marketable equity securities	513	352
Other long-term investments	3,002	2,924
Goodwill	3,932	3,932
Other long-term assets	5,632	5,819

Total assets	$49,061	$50,472

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$24	$102
Accounts payable	1,726	2,390
Accrued compensation and benefits	1,412	2,015
Accrued advertising	718	807
Deferred income on shipments to distributors	480	463
Other accrued liabilities	2,719	2,041

Total current liabilities	7,079	7,818

Long-term income taxes payable	556	736
Long-term debt	1,174	1,185
Other long-term liabilities	1,205	1,187
Contingencies (Note 23)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,597 shares issued and outstanding (5,562 as of December 27, 2008)	13,995	13,402
Accumulated other comprehensive income (loss)	(153)	(393)
Retained earnings	25,205	26,537

Total stockholders’ equity	39,047	39,546

Total liabilities and stockholders’ equity	$49,061	$50,472

[1]	As adjusted due to the implementation of FSP APB 14-1. See “Note 2: Accounting Changes.”
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 27,	June 28,
(In Millions)	2009	2008
Cash and cash equivalents, beginning of period	$3,350	$7,307

Cash flows provided by (used for) operating activities:
Net income	231	3,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,419	2,144
Share-based compensation	471	462
Restructuring, asset impairment, and net loss on retirement of assets	212	460
Excess tax benefit from share-based payment arrangements	—	(28)
Amortization of intangibles	137	126
(Gains) losses on equity method investments, net	116	95
(Gains) losses on other equity investments, net	66	73
(Gains) on divestitures	—	(39)
Deferred taxes	116	(325)
Changes in assets and liabilities:
Trading assets	(20)	49
Accounts receivable	(226)	140
Inventories	927	71
Accounts payable	(664)	18
Accrued compensation and benefits	(695)	(785)
Income taxes payable and receivable	(39)	(553)
Other assets and liabilities	711	91

Total adjustments	3,531	1,999

Net cash provided by operating activities	3,762	5,043

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,490)	(2,058)
Purchases of available-for-sale investments	(2,953)	(3,849)
Maturities and sales of available-for-sale investments	3,063	4,719
Purchases of trading assets	(881)	(1,326)
Maturities and sales of trading assets	1,545	288
Loans receivable	(243)	—
Investments in non-marketable equity investments	(124)	(444)
Return of equity method investments	239	91
Proceeds from divestitures	—	75
Other investing activities	28	(40)

Net cash used for investing activities	(1,816)	(2,544)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(76)	33
Excess tax benefit from share-based payment arrangements	—	28
Proceeds from sales of shares through employee equity incentive plans	248	828
Repurchase and retirement of common stock	(79)	(5,077)
Payment of dividends to stockholders	(1,563)	(1,539)

Net cash used for financing activities	(1,470)	(5,727)

Net increase (decrease) in cash and cash equivalents	476	(3,228)

Cash and cash equivalents, end of period	$3,826	$4,079

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$3	$3
Income taxes, net of refunds	$278	$2,293
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 27, 2008, except for the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). Prior year balances have been retrospectively adjusted. See “Note 2: Accounting Changes” and “Note 17: Borrowings” for further discussion.
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
We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” through the date that the financial statements were issued on August 3, 2009.
Note 2: Accounting Changes
In the first quarter of 2009, we adopted the provisions of FSP APB 14-1, which changed the accounting for convertible debt instruments with cash settlement features. As of adoption, FSP APB 14-1 applied to our junior subordinated convertible debentures issued in 2005 (the 2005 debentures). In accordance with FSP APB 14-1, we recognized both the liability and equity components of the 2005 debentures at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the 2005 debentures and the fair value of the liability component, after adjusting for the deferred tax impact. The 2005 debentures were issued at a coupon rate of 2.95%, which was below that of a similar instrument that does not have a conversion feature (6.45%). Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is reduced over the expected life of the debt, which is also the stated life of the debt. FSP APB 14-1 will also be applicable for the issuance of our convertible debt issued subsequent to the second quarter of 2009. See “Note 17: Borrowings” for further discussion.
As a result of applying FSP APB 14-1 retrospectively to all periods presented, we recognized the following incremental effects on individual line items on the consolidated condensed balance sheets:

	December 27, 2008
	Before		After
	FSP APB		FSP APB
(In millions)	14-1	Adjustments	14-1
Property, plant and equipment, net	$17,544	$30	$17,574
Other long-term assets[1]	$6,092	$(273)	$5,819
Long-term debt	$1,886	$(701)	$1,185
Common stock and capital in excess of par value	$12,944	$458	$13,402

[1]	Primarily relates to the adjustment made to the net deferred tax asset.
FSP APB 14-1 did not result in a change to our prior-period consolidated condensed statements of operations, as the interest associated with our debt issuances is capitalized and added to the cost of qualified assets. The adoption of FSP APB 14-1 did not result in a significant change to depreciation expense or earnings per common share for the second quarter or the first half of 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first half of 2009; however, our acquisition of Wind River Systems Inc., which was completed in the third quarter of 2009, will be accounted for under SFAS No. 141(R). See “Note 14: Acquisition.”
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.
In the second quarter of 2009, we adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.
In the second quarter of 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2). FSP 115-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. If the fair value of a debt security is less than its amortized cost basis, under FSP 115-2, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). If an entity intends to sell the security or if it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If a credit loss exists for a debt security but an entity does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the other-than-temporary impairment is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss). The adoption of FSP 115-2 did not have a significant impact on our consolidated financial statements.
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
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity; removes the scope exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)) to qualifying special-purpose entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. SFAS No. 166 is effective for us beginning in the first quarter of fiscal year 2010. SFAS No. 166 is not expected to have a significant impact on our consolidated financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No 167). SFAS No. 167 eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. It requires an ongoing reassessment of whether an entity is the primary beneficiary. It also nullifies FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8). However, the content of the disclosures required by SFAS No. 167 is generally consistent with FSP FAS 140-4 and FIN 46(R)-8, which we adopted beginning with our 2008 consolidated financial statements. SFAS No. 167 is effective for us beginning in the first quarter of fiscal year 2010. We are currently evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.
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
Our financial instruments are measured and recorded at fair value, except for equity method investments, cost method investments, and most of our long-term debt. Our equity method and cost method investments are measured at fair value quarterly; however, they are only recorded at fair value when an impairment charge is recognized. Our non-financial assets, such as goodwill; intangible assets; and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.
For financial instruments that are not recorded at fair value, we disclose fair value in accordance with FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The fair value of our non-marketable equity investments exceeded the carrying value by approximately $1.1 billion as of June 27, 2009 (the fair value exceeded the carrying value by approximately $300 million as of December 27, 2008). As of June 27, 2009, we had non-marketable equity investments in an unrealized loss position of approximately $80 million that had a fair value of approximately $350 million (unrealized loss position of approximately $100 million on non-marketable equity investments with a fair value of approximately $270 million as of December 27, 2008). The fair value of these investments takes into account the movements of the equity and venture capital markets as well as changes in the interest rate environment, and other economic variables. The fair value of our long-term debt was approximately $65 million lower than the long-term debt carrying value as of June 27, 2009 on our consolidated condensed balance sheet (approximately $35 million lower than the long-term debt carrying value as of December 27, 2008). The fair value of our long-term debt takes into consideration credit rating changes, equity price movements, interest rate changes, and other economic variables.
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
Level 2 assets consist of certain of our marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Level 2 assets also include marketable debt instruments priced using non-binding market consensus prices that can be corroborated with observable market data, marketable equity securities with security-specific restrictions that would transfer to the buyer, as well as debt instruments, loans receivable, and derivative contracts priced using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. Marketable debt instruments in this category include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits and corporate bonds, and a majority of our floating-rate notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.
Level 3 assets and liabilities include marketable debt instruments, non-marketable equity investments, derivative contracts, property, plant and equipment, and company-issued debt whose values are determined using inputs that are both unobservable and significant to the fair value measurements. Level 3 assets also include marketable debt instruments that are priced using non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data. Marketable debt instruments in this category include asset-backed securities and certain of our floating-rate notes and corporate bonds.
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 27, 2009 and December 27, 2008:

	June 27, 2009				December 27, 2008
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Commercial paper	$—	$3,898	$—	$3,898	$—	$4,387	$—	$4,387
Bank time deposits	—	610	—	610	—	633	—	633
Money market fund deposits	532	15	—	547	373	49	—	422
Floating-rate notes	366	6,149	382	6,897	126	6,366	392	6,884
Corporate bonds	205	458	134	797	26	225	163	414
Asset-backed securities	—	—	895	895	—	—	1,083	1,083
Municipal bonds	—	386	—	386	—	383	—	383
Marketable equity securities	493	20	—	513	308	44	—	352
Equity securities offsetting deferred compensation	319	—	—	319	299	—	—	299
Loans receivable	—	243	—	243	—	—	—	—
Derivative assets	—	105	17	122	—	158	15	173

Total assets measured and recorded at fair value	$1,915	$11,884	$1,428	$15,227	$1,132	$12,245	$1,653	$15,030

Liabilities
Long-term debt	$—	$—	$124	$124	$—	$—	$122	$122
Derivative liabilities	—	143	48	191	—	274	25	299

Total liabilities measured and recorded at fair value	$—	$143	$172	$315	$—	$274	$147	$421

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our consolidated condensed balance sheets as of June 27, 2009 and December 27, 2008 as follows:

	June 27, 2009				December 27, 2008
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$524	$3,025	$—	$3,549	$336	$2,772	$—	$3,108
Short-term investments	80	5,056	59	5,195	149	4,953	227	5,329
Trading assets	394	1,461	748	2,603	328	2,020	814	3,162
Other current assets	—	103	—	103	—	158	3	161
Marketable equity securities	493	20	—	513	308	44	—	352
Other long-term investments	424	1,974	604	3,002	11	2,298	597	2,906
Other long-term assets	—	245	17	262	—	—	12	12

Total assets measured and recorded at fair value	$1,915	$11,884	$1,428	$15,227	$1,132	$12,245	$1,653	$15,030

Liabilities
Other accrued liabilities	$—	$113	$48	$161	$—	$236	$25	$261
Long-term debt	—	—	124	124	—	—	122	122
Other long-term liabilities	—	30	—	30	—	38	—	38

Total liabilities measured and recorded at fair value	$—	$143	$172	$315	$—	$274	$147	$421

The table below presents a reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended June 27, 2009:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Floating-Rate	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Notes	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of March 28, 2009	$99	$127	$980	$22	$(42)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	—	1	16	(6)	8	(1)	18
Included in other comprehensive income (loss)	(2)	1	(12)	—	—	—	(13)
Purchases, sales, issuances, and settlements, net	390	5	(89)	1	—	—
Transfers in and/or out of Level 3	(105)	—	—	—	(14)	—

Balance as of June 27, 2009	$382	$134	$895	$17	$(48)	$(124)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of June 27, 2009	$—	$1	$15	$(5)	$8	$(1)	$18

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The table below presents a reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 27, 2009:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Floating-Rate	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Notes	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 27, 2008	$392	$163	$1,083	$15	$(25)	$(122)
Total gains or losses (realized and unrealized):
Included in earnings	—	1	40	(5)	20	(2)	54
Included in other comprehensive income (loss)	(4)	(11)	(19)	—	—	—	(34)
Purchases, sales, issuances, and settlements, net	357	(19)	(209)	7	—	—
Transfers in and/or out of Level 3	(363)	—	—	—	(43)	—

Balance as of June 27, 2009	$382	$134	$895	$17	$(48)	$(124)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of June 27, 2009	$—	$(3)	$39	$(4)	$20	$(2)	$50
Gains and losses (realized and unrealized) included in earnings for the three and six months ended June 27, 2009 are reported in interest and other, net and gains (losses) on other equity investments, net on the consolidated condensed statements of operations, as follows:

Level 3
	Three Months Ended		Six Months Ended
	June 27, 2009		June 27, 2009
		Gains (Losses) on		Gains (Losses) on
	Interest and	Other Equity	Interest and	Other Equity
(In Millions)	Other, Net	Investments, Net	Other, Net	Investments, Net
Total gains or (losses) included in earnings	$20	$(2)	$57	$(3)
Change in unrealized gains or (losses) relating to assets and liabilities still held	$19	$(1)	$52	$(2)
The table below presents a reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended June 28, 2008:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
			Asset-
	Floating-	Corporate	Backed	Municipal	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Rate Notes	Bonds	Securities	Bonds	Assets	Liabilities	Debt	(Losses)
Balance as of March 29, 2008	$1,227	$202	$1,781	$5	$20	$(32)	$(128)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	4	15	—	(6)	6	2	19
Included in other comprehensive income (loss)	(1)	—	2	—	—	—	—	1
Purchases, sales, issuances, and settlements, net	388	—	(157)	—	3	—	—
Transfers in and/or out of Level 3	(1,048)	—	—	11	5	—	—

Balance as of June 28, 2008	$564	$206	$1,641	$16	$22	$(26)	$(126)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of June 28, 2008	$(2)	$4	$15	$—	$(6)	$6	$2	$19

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The table below presents a reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 28, 2008:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
			Asset-
	Floating-	Corporate	Backed	Municipal	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Rate Notes	Bonds	Securities	Bonds	Assets	Liabilities	Debt	(Losses)
Balance as of December 29, 2007	$553	$180	$1,840	$—	$18	$(15)	$(125)
Total gains or losses (realized and unrealized):
Included in earnings	(1)	10	(19)	—	4	(11)	(1)	(18)
Included in other comprehensive income (loss)	(11)	—	—	—	—	—	—	(11)
Purchases, sales, issuances, and settlements, net	621	16	(180)	—	(5)	—	—
Transfers in and/or out of Level 3	(598)	—	—	16	5	—	—

Balance as of June 28, 2008	$564	$206	$1,641	$16	$22	$(26)	$(126)

The amount of total gains or losses for the period included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of June 28, 2008	$(1)	$10	$(19)	$—	$4	$(11)	$(1)	$(18)
Gains and losses (realized and unrealized) included in earnings for the three and six months ended June 28, 2008 are reported in interest and other, net and gains (losses) on other equity investments, net on the consolidated condensed statements of operations, as follows:

Level 3
	Three Months Ended		Six Months Ended
	June 28, 2008		June 28, 2008
		Gains (Losses) on		Gains (Losses) on
	Interest and	Other Equity	Interest and	Other Equity
(In Millions)	Other, Net	Investments, Net	Other, Net	Investments, Net
Total gains or (losses) included in earnings	$17	$2	$(22)	$4
Change in unrealized gains or (losses) relating to assets and liabilities still held	$17	$2	$(22)	$4
Fair Value Option for Financial Assets/Liabilities
All of our long-term debt was eligible for the fair value option allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159) as of the effective date of the standard; however, we elected the fair value option only for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed rate obligation on the bonds to a floating LIBOR-based rate. As a result, changes in the fair value of this debt are primarily offset by changes in the fair value of the total return swap agreement, without the need to apply the hedge accounting provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). We elected not to adopt SFAS No. 159 for our Arizona bonds issued in 2005, since the bonds were carried at amortized cost and were not eligible to apply the hedge accounting provisions of SFAS No. 133 due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated condensed balance sheets. As of June 27, 2009 and December 27, 2008, no other long-term debt instruments were similar to the instrument for which we have elected SFAS No. 159 fair value treatment.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The fair value of the 2007 Arizona bonds approximated carrying value at the time we elected the fair value option under SFAS No. 159. As such, we did not record a cumulative-effect adjustment to the beginning balance of retained earnings or to the deferred tax liability. As of June 27, 2009, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data as well as unobservable inputs which were significant to the fair value. Gains and losses on the 2007 Arizona bonds are recorded in interest and other, net on the consolidated condensed statements of operations. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.
We elected the fair value option for loans made in the second quarter of 2009. Our loans receivable are denominated in euros and mature in 2012-2013. In connection with our loans receivable, we entered into a currency interest rate swap agreement that effectively converts the euro-denominated fixed-rate loans receivable to a floating LIBOR-based rate. As a result, changes in the fair value are primarily offset by changes in the fair value of the currency interest rate swap agreement, without the need to apply the hedge accounting provisions of SFAS No. 133. As of June 27, 2009, the fair value of our loans receivable of $243 million did not significantly differ from the contractual principal balance. These loans receivable are classified within other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value, as well as interest income, are recorded in interest and other, net on the consolidated condensed statements of operations. We measure interest income using the interest method, which is based on the effective yield of the loans receivable rather than the stated coupon rate. During the second quarter of 2009, gains and losses from fair value changes of our loans receivable (including gains and losses attributable to changes in credit risk) were not significant. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for comparable companies.
Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis
The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis as of June 27, 2009, and the gains (losses) recorded during the three and six months ended June 27, 2009 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying	Fair Value Measured and Recorded			Three Months	Six Months
	Value as of	At Reporting Date Using			Ended	Ended
(In Millions)	June 27, 2009	Level 1	Level 2	Level 3	June 27, 2009	June 27, 2009
Non-marketable equity investments[1]	$113	$—	$—	$115	$(39)	$(115)
Property, plant and equipment[2]	13	—	—	15	—	(10)

Total gains (losses) for assets held as of June 27, 2009					$(39)	$(125)

Gains (losses) for property, plant and equipment assets no longer held					$(25)	$(52)
Gains (losses) for non-marketable equity investments no longer held					—	(3)

Total gains (losses) for recorded non-recurring measurement					$(64)	$(180)

[1]	Our carrying value as of June 27, 2009 did not equal our fair value measurement at the time of impairment due to the subsequent recognition of equity method adjustments.

[2]	Our carrying value as of June 27, 2009 did not equal our fair value measurement at the time of impairment due to the subsequent recognition of depreciation expense.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The following table presents the financial instruments that were measured and recorded at fair value on a non-recurring basis as of June 28, 2008, and the gains (losses) recorded during the three and six months ended June 28, 2008 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying	Fair Value Measured and Recorded			Three Months	Six Months
	Value as of	At Reporting Date Using			Ended	Ended
(In Millions)	June 28, 2008	Level 1	Level 2	Level 3	June 28, 2008	June 28, 2008
Non-marketable equity investments	$12	$—	$—	$12	$(11)	$(44)

Total gains (losses) for assets held as of June 28, 2008					$(11)	$(44)

Gains (losses) for assets no longer held					$—	$—

Total gains (losses) for recorded non-recurring measurement					$(11)	$(44)

A portion of our non-marketable equity investments were measured and recorded at fair value in the first half of 2009 and 2008 due to events or circumstances that significantly impacted the fair value of these investments, resulting in other-than-temporary impairment charges. We classified these impaired non-marketable equity investments as Level 3, as we use unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices and inherent lack of liquidity. We calculated these fair value measurements using the market approach and/or the income approach. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, products and services lines, development stage, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; estimated costs; and appropriate discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of these non-marketable equity investments also takes into account movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables.
Additionally, certain of our non-financial assets were measured and recorded at fair value in the first half of 2009 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in other-than-temporary impairment charges. Most of these asset impairments relate to manufacturing assets.
Note 5: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	June 27, 2009		Dec. 27, 2008
	Net		Net
	Unrealized		Unrealized
(In Millions)	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
Marketable debt instruments	$(8)	$2,284	$(96)	$2,863
Equity securities offsetting deferred compensation	(21)	319	(41)	299

Total trading assets	$(29)	$2,603	$(137)	$3,162

Net gains on marketable debt instruments that we classified as trading assets held at the reporting date were $59 million in the second quarter of 2009 and $82 million in the first half of 2009 (losses of $1 million in the second quarter of 2008 and gains of $7 million in the first half of 2008). Net losses on the related derivatives were $27 million in the second quarter of 2009 and $13 million in the first half of 2009 (gains of $23 million in the second quarter of 2008 and losses of $31 million in the first half of 2008). We maintain certain equity securities which are classified as trading assets to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $411 million as of June 27, 2009 ($332 million as of December 27, 2008) and are included in other accrued liabilities. Net gains on equity securities offsetting deferred compensation arrangements still held at the reporting date were $36 million in the second quarter of 2009 and $7 million in the first half of 2009 (losses of $19 million in the second quarter of 2008 and $64 million in the first half of 2008).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 6: Available-for-Sale Investments
Available-for-sale investments as of June 27, 2009 and December 27, 2008 were as follows:

	June 27, 2009				December 27, 2008
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized		Adjusted	Unrealized	Unrealized
(In Millions)	Cost	Gains	Losses[1]	Fair Value	Cost	Gains	Losses	Fair Value
Floating-rate notes	$6,576	$10	$(49)	$6,537	$6,599	$3	$(133)	$6,469
Commercial paper	3,658	2	—	3,660	3,244	4	—	3,248
Bank time deposits[2]	582	3	—	585	606	2	—	608
Money market fund deposits	538	—	—	538	419	—	—	419
Marketable equity securities	398	115	—	513	393	2	(43)	352
Asset-backed securities	250	—	(60)	190	374	—	(43)	331
Corporate bonds	247	8	(19)	236	270	4	(6)	268

Total available-for-sale investments	$12,249	$138	$(128)	$12,259	$11,905	$15	$(225)	$11,695

[1]	As of June 27, 2009, unrealized non-credit-related other-than-temporary impairment losses recognized in other comprehensive income (loss) were not significant.

[2]	Bank time deposits were primarily issued by institutions outside the U.S. as of June 27, 2009 and December 27, 2008.
The available-for-sale investments that were in an unrealized loss position as of June 27, 2009 and December 27, 2008, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	June 27, 2009
	Less than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
(In Millions)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Floating-rate notes	$(26)	$1,482	$(23)	$2,282	$(49)	$3,764
Asset-backed securities	—	—	(60)	183	(60)	183
Corporate bonds	—	—	(19)	76	(19)	76

Total	$(26)	$1,482	$(102)	$2,541	$(128)	$4,023

	December 27, 2008
	Less than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
(In Millions)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Floating-rate notes	$(70)	$2,933	$(63)	$1,701	$(133)	$4,634
Marketable equity securities	(43)	322	—	—	(43)	322
Asset-backed securities	—	—	(43)	312	(43)	312
Corporate bonds	(1)	6	(5)	77	(6)	83

Total	$(114)	$3,261	$(111)	$2,090	$(225)	$5,351

As of June 27, 2009, the unrealized losses on our available-for-sale investments were insignificant in relation to our total available-for-sale portfolio. Substantially all of our unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for these debt instruments. As of June 27, 2009, the majority of our available-for-sale investments in an unrealized loss position were rated AA-/Aa3 or better. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have received the full par value of our original debt investments. We do not intend to sell our debt investments that have unrealized losses in accumulated other comprehensive income (loss). In addition, it is not more likely than not that we will be required to sell our debt investments that have unrealized losses in accumulated other comprehensive income (loss) before we recover the principal amounts invested. We believe that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of June 27, 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The amortized cost and fair value of available-for-sale debt investments as of June 27, 2009, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$8,149	$8,149
Due in 1–2 years	1,304	1,299
Due in 2–5 years	1,610	1,570
Instruments not due at a single maturity date[1]	788	728

Total	$11,851	$11,746

[1]	Includes asset-backed securities and money market fund deposits.
We sold available-for-sale investments, primarily marketable equity securities, for proceeds of $32 million in the second quarter of 2009 and $62 million in the first half of 2009 ($479 million in the second quarter of 2008 and $886 million in the first half of 2008, primarily marketable debt instruments). The gross realized gains on sales of available-for-sale investments totaled $9 million in the second quarter of 2009 and $11 million in the first half of 2009 ($12 million in the second quarter of 2008 and $22 million in the first half of 2008) and were primarily related to our sales of marketable equity securities. We determine the cost of the investment sold based on the specific identification method. Impairment charges recognized on available-for-sale investments were $2 million in the second quarter of 2009 and $9 million in the first half of 2009 ($76 million in the second quarter of 2008 and $95 million in the first half of 2008). The 2008 impairment charges were primarily related to a $72 million impairment charge on our investment in Micron Technology, Inc. Gross realized losses on sales were insignificant during the second quarter of 2009 and 2008 and the first half of 2009 and 2008.
The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in accumulated other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
Net unrealized holding gains (losses) included in accumulated other comprehensive income (loss)	$157	$100	$223	$(359)
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$(3)	$(70)	$(8)	$(66)
Other-Than-Temporary Impairment
We recognize other-than-temporary impairments for available-for-sale debt instruments in accordance with FSP 115-2. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’s amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss). In the second quarter of 2009, the credit and non-credit components of other-than-temporary impairments recognized on available-for-sale debt instruments were not significant.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 7: Inventories
Inventories at the end of each period were as follows:

	June 27,	Dec. 27,
(In Millions)	2009	2008
Raw materials	$385	$608
Work in process	1,209	1,577
Finished goods	1,211	1,559

Total inventories	$2,805	$3,744

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. Estimates of future demand for our products could change and result in additional inventory write-offs, which would negatively impact our gross margin.
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
Currency Exchange Rate Risk
We are exposed to currency exchange risk on our non-U.S.-dollar-denominated investments in debt instruments and loans receivable, which are generally hedged with offsetting currency forward contracts, currency options, or currency interest rate swaps. A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Israeli shekel, and the Japanese yen. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements. In addition, as of the end of the second quarter of 2009, we had euro exposure related to our euro-denominated liability for the European Commission (EC) fine. For further information on the EC fine, see “Note 23: Contingencies.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Our currency risk management programs include:
•	Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated condensed statements of operations as the impact of the hedged transaction.

•	Currency derivatives with fair value hedge accounting designation that utilize currency forward contracts and currency options to hedge the fair value exposure of recognized foreign-currency-denominated assets or liabilities, or previously unrecognized firm commitments. For fair value hedges, we recognize gains or losses in earnings to offset fair value changes in the hedged asset/liability. As of June 27, 2009 and December 27, 2008, we did not have any derivatives designated as foreign currency fair value hedges.

•	Currency derivatives without hedge accounting designation that utilize currency forward contracts, currency options, or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities and non-U.S.-dollar-denominated debt instruments classified as trading assets. The maturity of these instruments generally occurs within 12 months, except for derivatives associated with certain long-term equity-related investments and our loans receivable that generally mature within five years. Changes in the U.S.-dollar-equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the income statement line item most closely associated with the economic underlying, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on other equity investments, net.
Interest Rate Risk
Our primary objective for holding investments in debt instruments is to preserve principal while maximizing yields. We generally swap the returns on our investments in fixed-rate debt instruments with remaining maturities longer than six months into U.S. dollar three-month LIBOR-based returns unless management specifically approves otherwise.
Our interest rate risk management programs include:
•	Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of some of our investments. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

•	Interest rate derivatives with fair value hedge accounting designation that utilize interest rate swap agreements to hedge the fair values of debt instruments. We recognize the gains or losses from the changes in fair value of these instruments, as well as the offsetting change in the fair value of the hedged long-term debt, in interest expense. As of June 27, 2009 and December 27, 2008, we did not have any interest rate derivatives designated as fair value hedges.

•	Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets. Floating interest rates on the swaps are reset on a monthly, quarterly, or semiannual basis. Changes in fair value of the debt instruments classified as trading assets are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Our equity market risk management programs include:
•	Equity derivatives with hedge accounting designation that utilize equity options, swaps, or forward contracts to hedge the equity market risk of marketable equity securities when these investments are not considered to have strategic value. These derivatives are generally designated as fair value hedges. We recognize the gains or losses from the change in fair value of these equity derivatives, as well as the offsetting change in the fair value of the underlying hedged equity securities, in gains (losses) on other equity investments, net. As of June 27, 2009 and December 27, 2008, we did not have any equity derivatives designated as fair value hedges.

•	Equity derivatives without hedge accounting designation that utilize equity derivatives, such as warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on other equity investments, net.
Commodity Price Risk
We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.
Our commodity price risk management program includes:
•	Commodity derivatives with cash flow hedge accounting designation that utilize commodity swap contracts to hedge future cash flow exposures to the variability in commodity prices. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated condensed statements of operations as the impact of the hedged transaction.
Credit Risk
We typically do not hold derivative instruments for the purpose of managing credit risk, since we limit the amount of credit exposure to any one counterparty and generally enter into derivative transactions with high-credit-quality counterparties. As of June 27, 2009 and December 27, 2008, our credit risk management program did not include credit derivatives.
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

	June 27,	Dec. 27,	June 28,
(In Millions)	2009	2008	2008
Currency forwards	$3,666	$4,331	$4,045
Embedded debt derivative	1,600	1,600	1,600
Currency interest rate swaps	825	612	649
Interest rate swaps	763	1,209	1,098
Currency options	281	—	—
Total return swaps	125	125	125
Other	98	163	164

Total	$7,358	$8,040	$7,681

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options, presented by currency, were as follows:

	June 27,	Dec. 27,	June 28,
(In Millions)	2009	2008	2008
Euro	$2,049	$1,819	$1,827
Israeli shekel	657	680	659
Japanese yen	656	909	712
British pound sterling	606	366	270
Chinese yuan	354	491	500
Malaysian ringgit	213	326	300
Other	237	352	426

Total	$4,772	$4,943	$4,694

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Credit-Risk-Related Contingent Features
An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. As of June 27, 2009 and December 27, 2008, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.
Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments as of June 27, 2009 and December 27, 2008 were as follows:

	June 27, 2009				Dec. 27, 2008
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging instruments under SFAS 133
Currency forwards	$69	$—	$45	$—	$83	$—	$122	$2
Commodity swaps	—	—	4	—	—	—	4	—
Interest rate swaps	1	—	—	—	1	—	—	—

Total derivatives designated as hedging instruments	$70	$—	$49	$—	$84	$—	$126	$2

Derivatives not designated as hedging instruments under SFAS 133
Currency forwards	$11	$—	$16	$—	$38	$—	$38	$—
Interest rate swaps	7	—	52	—	—	—	62	—
Currency interest rate swaps	12	2	35	—	38	—	25	—
Embedded debt derivative	—	—	—	30	—	—	—	36
Equity options	—	2	6	—	1	2	10	—
Warrants	—	12	—	—	—	8	—	—
Total return swaps	—	3	—	—	—	2	—	—
Currency options	3	—	3	—	—	—	—	—

Total derivatives not designated as hedging instruments	$33	$19	$112	$30	$77	$12	$135	$36

Total derivatives	$103	$19	$161	$30	$161	$12	$261	$38

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Derivatives in Cash Flow Hedging Relationships
The before-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 27, 2009 and June 28, 2008 was as follows:

	Gains (Losses)
	Recognized in					Gains (Losses) Recognized in Income
	OCI on Derivatives		Gains (Losses) Reclassified From Accumulated			on Derivatives (Ineffective Portion and
	(Effective Portion)		OCI Into Income (Effective Portion)			Amount Excluded From Effectiveness Testing)[1]
(In Millions)	Q2 2009	Q2 2008	Location	Q2 2009	Q2 2008	Location	Q2 2009	Q2 2008
Currency forwards	$65	$(16)	Cost of sales	$(12)	$39	Interest and other, net	$—	$(5)
			R&D	(17)	16
			MG&A	(10)	12
Commodity swaps	(2)	1	Cost of sales	(3)	—	Interest and other, net	—	—
Interest rate swaps	—	(1)	Interest and other, net	—	—	Interest and other, net	—	—

Total	$63	$(16)		$(42)	$67		$—	$(5)

[1]	Gains (losses) related to the ineffective portion of the hedges were not significant in the second quarters of 2009 and 2008.
The before-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 27, 2009 and June 28, 2008 was as follows:

	Gains (Losses)
	Recognized in					Gains (Losses) Recognized in Income
	OCI on Derivatives		Gains (Losses) Reclassified From Accumulated			on Derivatives (Ineffective Portion and
	(Effective Portion)		OCI Into Income (Effective Portion)			Amount Excluded From Effectiveness Testing)[1]
(In Millions)	2009	2008	Location	2009	2008	Location	2009	2008
Currency forwards	$(59)	$172	Cost of sales	$(30)	$64	Interest and other, net	$2	$(10)
			R&D	(30)	28
			MG&A	(23)	21
Commodity swaps	(7)	1	Cost of sales	(8)	—	Interest and other, net	—	—

Total	$(66)	$173		$(91)	$113		$2	$(10)

[1]	Gains (losses) related to the ineffective portion of the hedges were not significant in the first half of 2009 and 2008.
We estimate that we will reclassify approximately $20 million (before taxes) of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was not a significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.
Derivatives Not Designated as Hedging Instruments
The effect of derivative instruments not designated as hedging instruments on the consolidated condensed statements of operations was as follows:

		Three Months Ended		Six Months Ended
	Location of Gains (Losses)	June 27,	June 28,	June 27,	June 28,
(In Millions)	Recognized in Income on Derivative	2009	2008	2009	2008
Currency forwards	Interest and other, net	$(1)	$(20)	$(27)	$17
Interest rate swaps	Interest and other, net	11	12	17	(1)
Currency interest rate swaps	Interest and other, net	(21)	39	(5)	(23)
Other	Interest and other, net	3	(8)	6	(8)
Other	Gains (losses) on other equity investments, net	—	(2)	7	—

Total		$(8)	$21	$(2)	$(15)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 9: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

	June 27,	Dec. 27,
(In Millions)	2009	2008
Non-marketable equity method investments	$2,700	$3,032
Non-marketable cost method investments	1,006	1,021
Identified intangible assets	666	775
Other	1,260	991

Total other long-term assets	$5,632	$5,819

Long-term loans receivable are included in “Other” in the table above. See “Note 4: Fair Value” for further discussion on our loans receivable.
Note 10: Equity Method Investments
IMFT/IMFS
Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. We own a 49% interest in each of these ventures. Our investments were $1.5 billion in IMFT and $308 million in IMFS as of June 27, 2009 ($1.7 billion in IMFT and $329 million in IMFS as of December 27, 2008). Our investments in these ventures are classified within other long-term assets. During the first half of 2009, $218 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($91 million during the first half of 2008).
Our portion of IMFT costs, primarily related to product purchases and start-up costs, was approximately $185 million during the second quarter of 2009 and approximately $395 million during the first half of 2009 (approximately $275 million during the second quarter of 2008 and approximately $525 million during the first half of 2008). The amount due to IMFT for product purchases and services provided was approximately $90 million as of June 27, 2009 and approximately $190 million as of December 27, 2008.
Subject to certain conditions, we originally agreed to contribute up to approximately $1.7 billion for IMFS in the three years following the initial capital contributions, of which our maximum remaining commitment was approximately $1.3 billion as of June 27, 2009. Initial production at the IMFS fabrication facility, including the purchase and installation of manufacturing equipment, remains on hold.
These joint ventures are variable interest entities as defined by FIN 46(R), because all costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated our investment balances as of June 27, 2009, which were $1.5 billion in IMFT and $308 million in IMFS ($1.7 billion in IMFT and $329 million in IMFS as of December 27, 2008). As of June 27, 2009, except for the amount due to IMFT and IMFS for product purchases and services, we did not incur any additional liabilities in connection with our interests in these joint ventures. In addition to the potential loss of our existing investments, our actual losses could be higher, as Intel and Micron are liable for other future operating costs and/or obligations of IMFT and IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
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
We determine the fair value of our investments in IMFT and IMFS and related intangible assets using the income approach, based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business. The assumptions that most significantly affect the fair value determination are the estimates for the projected revenue and discount rate. Estimates used in the fair value determination could change and result in an impairment of our investment.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Numonyx
In 2008, we divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx B.V. As of June 27, 2009, our investment balance in Numonyx was $447 million and is included within other long-term assets ($484 million as of December 27, 2008). Our investment in Numonyx is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag.
In 2008, Numonyx entered into an unsecured, four-year senior credit facility of up to $550 million, consisting of a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics N.V. have each provided the lenders with a guarantee of 50% of the payment obligations of Numonyx under the senior credit facility. A demand on our guarantee can be triggered if Numonyx is unable to meet its obligations under the credit facility. Acceleration of the obligations of Numonyx under the credit facility could be triggered by a monetary default of Numonyx or, in certain circumstances, by events affecting the creditworthiness of STMicroelectronics. This guarantee is within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The maximum amount of future undiscounted payments that we could be required to make under the guarantee is $275 million plus accrued interest, expenses of the lenders, and penalties. As of June 27, 2009, the carrying amount of the liability associated with the guarantee was $79 million, unchanged from the amount initially recorded in 2008, and is included in other accrued liabilities.
Clearwire LLC
As of June 27, 2009, our investment balance in Clearwire Communications, LLC (Clearwire LLC) was $211 million and is included within other long-term assets ($238 million as of December 27, 2008). Our investment in Clearwire LLC is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. As of June 27, 2009, the carrying value of our investment in Clearwire LLC is approximately $385 million below our share of the book value of the net assets of Clearwire Corporation, and a substantial majority of this difference has been assigned to Clearwire spectrum assets, a majority of which have an indefinite life.
Note 11: Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net included:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
Equity method losses, net	$(41)	$(42)	$(103)	$(92)
Impairment charges	(3)	(2)	(13)	(4)
Other, net	—	1	—	1

Total gains (losses) on equity method investments, net	$(44)	$(43)	$(116)	$(95)

Note 12: Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net included:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
Impairment charges	$(36)	$(85)	$(105)	$(118)
Gains on sales	9	15	10	34
Other, net	2	4	29	11

Total gains (losses) on other equity investments, net	$(25)	$(66)	$(66)	$(73)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 13: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
Interest income	$38	$137	$110	$335
Interest expense	(1)	(8)	(1)	(8)
Other, net	(6)	38	17	8

Total interest and other, net	$31	$167	$126	$335

Note 14: Acquisition
Subsequent to the end of the second quarter of 2009, we completed the acquisition of Wind River Systems Inc., a leading software vendor in embedded devices, in exchange for $884 million to be paid to the stockholders of Wind River. We are currently in the process of completing the initial accounting for the acquisition.
Note 15: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of June 27, 2009:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,124	$(546)	$578
Acquisition-related developed technology	18	(7)	11
Other intangible assets	340	(263)	77

Total identified intangible assets	$1,482	$(816)	$666

Identified intangible assets consisted of the following as of December 27, 2008:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,206	$(582)	$624
Acquisition-related developed technology	22	(8)	14
Other intangible assets	340	(203)	137

Total identified intangible assets	$1,568	$(793)	$775

All of our identified intangible assets are subject to amortization. We recorded the amortization of identified intangible assets on the consolidated condensed statements of operations as follows: intellectual property assets generally in cost of sales; acquisition-related developed technology in marketing, general and administrative; and other intangible assets as either a reduction of revenue or in marketing, general and administrative. The amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
Intellectual property assets	$38	$40	$74	$81
Acquisition-related developed technology	$1	$1	$3	$2
Other intangible assets	$36	$22	$60	$43
Based on identified intangible assets recorded as of June 27, 2009, and assuming the underlying assets will not be impaired in the future, we expect amortization expense for each period to be as follows:

(In Millions)	2009[1]	2010	2011	2012	2013
Intellectual property assets	$73	$137	$85	$74	$57
Acquisition-related developed technology	$2	$5	$4	$—	$—
Other intangible assets	$66	$11	$—	$—	$—

[1]	Reflects the remaining six months of 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 16: Restructuring and Asset Impairment Charges
The following table summarizes restructuring and asset impairment charges by plan:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
2009 restructuring program	$88	$—	$149	$—
2006 efficiency program	3	96	16	425

Total restructuring and asset impairment charges	$91	$96	$165	$425

We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.
2009 Restructuring Program
In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations, and align our manufacturing and assembly and test capacity to current market conditions. These plans include closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. Restructuring and asset impairment charges were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
Employee severance and benefit arrangements	$88	$—	$142	$—
Asset impairment charges	—	—	7	—

Total restructuring and asset impairment charges	$88	$—	$149	$—

The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring program during the first half of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	143	7	150
Adjustments	(1)	—	(1)
Cash payments	(78)	—	(78)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of June 27, 2009	$64	$—	$64

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of June 27, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
The charges above include $142 million that relate to employee severance and benefit arrangements for approximately 6,900 employees, and $7 million in asset impairment charges.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
2006 Efficiency Program
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
Employee severance and benefit arrangements	$3	$42	$8	$96
Asset impairment charges	—	54	8	329

Total restructuring and asset impairment charges	$3	$96	$16	$425

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
The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during the first half of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	16	8	24
Adjustments	(8)	—	(8)
Cash payments	(37)	—	(37)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of June 27, 2009	$28	$—	$28

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of June 27, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
From the third quarter of 2006 through the second quarter of 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $686 million related to employee severance and benefit arrangements for approximately 11,300 employees, and $896 million in asset impairment charges.
Note 17: Borrowings
We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first half of 2009 were approximately $610 million, although no commercial paper remained outstanding as of June 27, 2009.
In 2005, we issued $1.6 billion of 2.95% junior subordinated convertible debentures (the 2005 debentures) due in 2035. The 2005 debentures pay cash interest of 2.95%. However, we recognize an effective interest rate of 6.45% on the carrying value of the debt. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. We capitalized all interest associated with the 2005 debentures during the first half of 2009 and the first half of 2008.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The 2005 debentures issued have an outstanding principal of $1.6 billion and are reflected on our consolidated condensed balance sheets as follows:

	June 27,	Dec. 27,
(In Millions)	2009	2008
Equity component carrying amount	$466	$466
Unamortized discount[1]	$696	$701
Net debt carrying amount	$890	$886

[1]	Remaining amortization period of approximately 26 years as of June 27, 2009
The 2005 debentures are convertible, subject to certain conditions, into shares of our common stock. As of June 27, 2009, the conversion rate was 32.1175 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $31.14 per share of common stock. As of December 27, 2008, the conversion rate was 31.7162 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $31.53 per share of common stock. Holders can surrender the 2005 debentures for conversion at any time. The conversion rate adjusts for certain events outlined in the indenture governing the 2005 debentures (the indenture), such as quarterly dividend distributions in excess of 10 cents per share, but does not adjust for accrued interest. In addition, the conversion rate will increase for a holder who elects to convert the 2005 debentures in connection with certain share exchanges, mergers, or consolidations involving Intel, as described in the indenture. The 2005 debentures, which pay a fixed rate of interest semiannually, have a contingent interest component that will require us to pay interest based on certain thresholds and for certain events commencing on December 15, 2010, as outlined in the indenture. The maximum amount of contingent interest that will accrue is 0.40% per year. The fair value of the related embedded derivative was $30 million as of June 27, 2009 ($36 million as of December 27, 2008).
We can settle any conversion or repurchase of the 2005 debentures in cash or stock at our option. On or after December 15, 2012, we can redeem, for cash, all or part of the 2005 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. If certain events occur in the future, the indenture provides that each holder of the 2005 debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The 2005 debentures are subordinated in right of payment to our existing and future senior debt and to the other liabilities of our subsidiaries. We concluded that the 2005 debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133. In addition, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we have concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. As such, the embedded conversion option is not accounted for separately as a derivative.
Subsequent to the second quarter of 2009, we issued $2.0 billion of 3.25% junior subordinated convertible debentures (the 2009 debentures) due in 2039, which pay a fixed rate of interest semiannually. The 2009 debentures pay cash interest of 3.25% annually; however, we will recognize an effective annual interest rate of 7.20% on the carrying value of the debt. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. The conversion rate of the 2009 debentures is 44.0917 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $22.68 per share of common stock. At issuance the debt component of the 2009 debentures was valued at approximately $1.0 billion and the equity component was valued at approximately $600 million, net of deferred taxes. We utilized the majority of the proceeds of the 2009 debentures to repurchase shares of our common stock.
Note 18: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2009, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 134 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 428 million shares. The approval also extended the expiration date of the 2006 Plan to June 2012. The maximum shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) were increased to 253 million shares. As of June 27, 2009, 216 million shares remained available for future grant under the 2006 Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In addition, stockholders approved an employee stock option exchange program (Option Exchange) that could commence within nine months from stockholder approval, as determined by the Board of Directors. The Option Exchange would provide Intel employees, except listed officers, the opportunity to exchange eligible stock options for a lesser number of new stock options with a lower exercise price that have approximately the same fair value as options surrendered. The new stock options granted as part of the exchange will vest in equal annual increments over a four-year period from date of grant and expire seven years from the grant date. An additional 235 million shares were approved in the 2006 Plan to be used for the Option Exchange only and would be automatically cancelled to the extent not issued under stock options granted in the Option Exchange.
In the second quarter of 2009, we began issuing restricted stock units with both a market condition and a service condition (market-based restricted stock units), which were referred to in our 2009 Proxy Statement as outperformance stock units, to a small group of senior officers. The number of shares of Intel common stock the senior officer receives at vesting will range from 33% to 200% of the target amount, based on total shareholder return (TSR) on Intel common stock measured against the benchmark TSR of a peer group over a three year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of June 27, 2009, there were 2 million market-based restricted stock units outstanding. These market-based awards accrue dividend equivalents and vest three years and one month from the grant date.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the average of the high and low price of our common stock on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. As of June 27, 2009, 166 million shares are available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
Share-based compensation recognized in the second quarter of 2009 was $258 million and $471 million for the first half of 2009 ($243 million in the second quarter of 2008 and $462 million for the first half of 2008).
We estimate the fair value of restricted stock unit awards with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. We estimate the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant. We based the weighted average estimated values, as well as the weighted average assumptions that we used in calculating the fair value, on estimates at the date of grant, as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Estimated values	$14.59	$20.79	$14.54	$20.73
Risk-free interest rate	0.9%	2.1%	0.9%	2.1%
Dividend yield	3.5%	2.5%	3.5%	2.5%
Volatility	46%	n/a	46%	n/a
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

	Stock Options				Stock Purchase Plan[1]
	Three Months Ended		Six Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008	2009	2008
Estimated values	$4.73	$5.76	$4.72	$5.82	$3.82	$5.10
Expected life (in years)	4.7	4.7	4.9	4.9	0.5	0.5
Risk-free interest rate	1.8%	2.9%	1.8%	2.9%	0.4%	2.2%
Volatility	46%	34%	46%	34%	54%	35%
Dividend yield	3.5%	2.5%	3.6%	2.5%	4.2%	2.4%

[1]	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units for the first half of 2009 was as follows:

		Weighted
		Average Grant-	Aggregate
	Number of	Date Fair	Fair
(In Millions, Except Per Share Amounts)	Shares	Value	Value[1]
December 27, 2008	67.3	$20.18
Granted	58.8	$14.54
Vested[2]	(17.8)	$20.07	$273
Forfeited	(1.4)	$19.10

June 27, 2009	106.9	$17.11

[1]	Represents the value of Intel common stock on the date that the restricted stock units vest. On the grant date, the fair value for these vested awards was $357 million.

[2]	The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock Option Awards
Activity with respect to outstanding stock options for the first half of 2009 was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 27, 2008	612.0	$27.70
Grants	35.0	$15.54
Exercises	(0.2)	$3.36	$2
Cancellations and forfeitures	(15.5)	$28.92
Expirations	(30.4)	$30.63

June 27, 2009	600.9	$26.82

Options exercisable as of:
December 27, 2008	517.0	$28.78
June 27, 2009	506.7	$28.20

[1]	Represents the difference between the exercise price and the value of Intel common stock at the time of exercise.
Stock Purchase Plan
Employees purchased 22.3 million shares in the first half of 2009 (14.9 million shares in the first half of 2008) for $247 million ($258 million in the first half of 2008) under the 2006 Stock Purchase Plan.
Note 19: Common Stock Repurchase Program
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of June 27, 2009, $7.4 billion remained available for repurchase under the existing repurchase authorization. During the second quarter and the first half of 2009, we did not make any common stock repurchases under our authorized plan. We repurchased 108.8 million shares at a cost of $2.5 billion during the second quarter of 2008 and 230.7 million shares at a cost of $5.0 billion during the first half of 2008. We have repurchased and retired 3.3 billion shares at a cost of approximately $67 billion since the program began in 1990.
Subsequent to the second quarter of 2009, we issued $2.0 billion of 3.25% junior subordinated convertible debentures due in 2039. We utilized the majority of the proceeds to repurchase shares of our common stock. See “Note 17: Borrowings” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first half of 2009, we withheld 5.2 million shares (3.4 million shares during the first half of 2008) to satisfy $79 million ($77 million during the first half of 2008) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.
Note 20: Earnings (Loss) Per Share
We computed our basic and diluted earnings (loss) per common share as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions, Except Per Share Amounts)	2009	2008	2009	2008
Net income (loss) available to common shareholders[1]	$(398)	$1,601	$231	$3,044

Weighted average common shares outstanding — basic	5,595	5,699	5,584	5,743
Dilutive effect of employee equity incentive plans	—	50	21	46
Dilutive effect of convertible debt	—	51	51	51

Weighted average common shares outstanding — diluted	5,595	5,800	5,656	5,840

Basic earnings (loss) per common share	$(0.07)	$0.28	$0.04	$0.53

Diluted earnings (loss) per common share	$(0.07)	$0.28	$0.04	$0.52

[1]	Net income available to participating securities was not material for the second quarter and first half of 2009.
We computed our basic earnings (loss) per common share using net income (loss) available to common shareholders and the weighted average number of common shares outstanding during the period. We computed diluted earnings (loss) per common share using net income (loss) available to common shareholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan, and applying the if-converted method for the assumed conversion of debt.
Due to our net loss in the second quarter of 2009, the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, the assumed issuance of common stock under the stock purchase plan, and the assumed conversion of debt had an antidilutive effect. If we had recognized net income, the dilutive effect of employee equity incentive plans would have been 32 million shares and the dilutive effect of convertible debt would have been 51 million shares.
For the first six months of 2009, we excluded 578 million outstanding weighted average stock options (466 million for the second quarter of 2008 and 478 million for the first six months of 2008) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 21: Comprehensive Income (Loss)
The components of total comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
Net income (loss)	$(398)	$1,601	$231	$3,044
Change in net unrealized holding gain (loss) on available-for-sale investments[1]	141	107	198	(185)
Change in net unrealized holding gain (loss) on derivatives	85	(50)	31	53
Change in net actuarial loss	11	—	11	—

Total comprehensive income (loss)	$(161)	$1,658	$471	$2,912

[1]	Beginning in the second quarter of 2009, non-credit-related other-than-temporary impairment losses are included as a component of total comprehensive income (loss) due to the adoption of FSP 115-2.
The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

	June 27,	Dec. 27,
(In Millions)	2009	2008
Accumulated net unrealized holding gain (loss) on available-for-sale investments[1]	$59	$(139)
Accumulated net unrealized holding gain (loss) on derivatives	79	48
Accumulated net prior service costs	(10)	(10)
Accumulated net actuarial losses	(279)	(290)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$(153)	$(393)

[1]	As of June 27, 2009, accumulated unrealized non-credit-related other-than-temporary impairment losses on available-for-sale debt instruments were not significant.
Note 22: Taxes
Provision for taxes
Based on our analysis, the EC fine is not tax deductible. For further information on the EC fine, see “Note 23: Contingencies.” The EC fine of $1.447 billion, with no associated reduction in the provision for taxes, significantly impacted our effective tax rate for the three and six months ended June 27, 2009. As the EC fine was not deductible, we incurred a provision for taxes in the second quarter of 2009 despite a net loss before taxes.
Unrecognized tax benefits
Our gross unrecognized tax benefit was $536 million as of June 27, 2009 ($744 million as of December 27, 2008). Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. However, we can reasonably expect a minimum reduction of $280 million of our existing gross unrealized tax benefits upon settlement or effective settlement with the various tax authorities, the closure of certain audits, and the lapse of statute of limitations within the next 12 months.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 23: Contingencies
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We dispute AMD’s claims and the class-action claims, and intend to defend the lawsuits vigorously.
We are also subject to certain antitrust regulatory inquiries. In 2001, the European Commission (EC) commenced an investigation regarding claims by AMD that we used unfair business practices to persuade clients to buy our microprocessors. Since that time, we have received numerous requests for information and documents from the EC, and we have responded to each of those requests. The EC issued a Statement of Objections in July 2007 and held a hearing on that Statement in March 2008. The EC issued a Supplemental Statement of Objections in July 2008.
On May 13, 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area (EEA) Agreement. In general, the EC found that we violated Article 82 by offering alleged “conditional rebates and payments” that required Intel customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine on us in the amount of €1.06 billion ($1.447 billion as of May 13, 2009), and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. As of June 27, 2009 the liability related to the fine ($1.483 billion) was recorded within other accrued liabilities and we expect to pay the entire amount of the fine in the third quarter of 2009. We strongly disagree with the EC’s decision and we have appealed the decision to the Court of First Instance.
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
Intel/AMD Cross-License Agreement
Intel and AMD entered into a patent cross license on January 1, 2001. Under that license, Intel granted AMD a limited license to certain Intel patents, subject to the terms of that agreement. On October 7, 2008, AMD announced its intention to form a joint venture called “The Foundry Company” (later renamed to GlobalFoundries Inc.) with two investment entities of the Emirate of Abu Dhabi. On March 2, 2009, AMD announced that it has closed this transaction. AMD has claimed that GlobalFoundries is entitled to a license to Intel patents under the 2001 Intel/AMD cross license. Intel disagrees with that claim. Intel has notified AMD that it has breached the terms of the cross license, and Intel has initiated the formal dispute resolution process outlined in the cross license. AMD and Intel have agreed to extend the time period for this process.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Intel Corporation v. Commonwealth Scientific and Industrial Research Organisation (CSIRO)
In May 2005, Intel filed a lawsuit in the United States District Court for the Northern District of California against CSIRO, an Australian research institute. CSIRO had sent letters to Intel customers claiming that products compliant with the IEEE 802.11a and 802.11g standards infringe CSIRO’s U.S. Patent No. 5,487,069 (the ‘069 patent). Intel’s lawsuit sought a declaration that the CSIRO patent is invalid and that no Intel product infringes it. Dell Inc. is a co-declaratory judgment plaintiff with Intel; Microsoft Corporation, Netgear Inc., and Hewlett-Packard Company filed a similar, separate lawsuit against CSIRO. In its amended answer, CSIRO claimed that various Intel products that practice the IEEE 802.11a, 802.11g, and/or draft 802.11n standards infringe the ‘069 patent. In the first quarter of 2009, we entered into a settlement agreement with CSIRO pursuant to which, among other things, we will make payments to CSIRO in exchange for a license to certain patents. The settlement agreement did not significantly impact our results of operations or cash flows.
Saxon Innovations, LLC v. Intel Corporation
On August 21, 2008, Saxon Innovations, LLC, filed an action for patent infringement against six personal computer OEMs, Apple, Gateway, Acer, HP, Dell and ASUS in the U.S. District Court for the Eastern District of Texas. The asserted patents are U.S. Patent No. 5,592,555, entitled “Wireless Communications Privacy Method and System”, U.S. Patent No. 5,502,689, entitled “Clock Generator Capable of Shut-Down Mode and Clock Generation Method”, U.S. Patent No. 5,530,597, entitled “Apparatus and Method for Disabling Interrupt Masks in Processors or the Like”, U.S. Patent No. 5,247,621, entitled “System and Method for Processor Bus Use”, U.S. Patent No. 5,235,635, entitled “Keypad Monitor with Keypad Activity-Based Activation.” The complaint seeks unspecified damages and a permanent injunction. In September 2008, Intel filed an unopposed motion to intervene in the case. In response, Saxon filed a counterclaim against Intel, accusing Intel of infringing the patents listed above, and asserting two additional patents against Intel — U.S. Patent No. 5,422,832 entitled “Variable Thermal Sensor” and U.S. Patent No. 5,829,031 entitled “Microprocessor Configured to Detect a Group of Instructions and to Perform a Specific Function upon Detection.” Intel disputes Saxon’s claims and intends to defend the lawsuit vigorously.
Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell and LightLogic, Inc.
Intel acquired LightLogic, Inc. in May 2001. Frank Shum has sued Intel, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by Intel as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted Intel’s motion for summary judgment on Shum’s remaining claims. In August 2007, the United States Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted Intel’s motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied Intel’s motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pre-trial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to Intel, the jury agreed with Shum on some of those claims. But the jury was unable to reach a verdict on the breach of contract, fraud, or unjust enrichment claims. On April 30, 2009, the court granted defendants’ motions for judgment as a matter of law. Shum has appealed that ruling to the United States Court of Appeals for the Federal Circuit.
Martin Smilow v. Craig R. Barrett et al. & Intel Corporation; Christine Del Gaizo v. Paul S. Otellini et al. & Intel Corporation
In February 2008, Martin Smilow, an Intel stockholder, filed a putative derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleges generally that the Board allowed the company to violate antitrust and other laws, as described in AMD’s antitrust lawsuits against us, and that those Board-sanctioned activities have harmed the company. The complaint repeats many of AMD’s allegations and references various investigations by the European Community, the KFTC, and others. In February 2008, a second plaintiff, Evan Tobias, filed a derivative suit in the same court against the Board containing many of the same allegations as in the Smilow suit. On July 30, 2008, the District Court entered an order directing Smilow and Tobias to file a single, consolidated complaint by August 7, 2008 and directing us to respond within 30 days thereafter. An amended consolidated complaint was filed on August 7, 2008. On June 4, 2009, the Court granted the defendants’ motion to dismiss the plaintiffs’ consolidated complaint, with prejudice.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Wisconsin Alumni Research Foundation v. Intel Corporation
On February 5, 2008, the Wisconsin Alumni Research Foundation filed an action for patent infringement against Intel in the U.S. District Court for the Western District of Wisconsin. The complaint generally alleges that Intel is infringing U.S. Patent No. 5,781,752 by making, using, offering for sale, importing, and/or selling certain of Intel’s microprocessors including the Intel® Coretm2 Duo microarchitecture with Smart Memory Access and any other microprocessor using the same or a similar memory disambiguation technique. The complaint seeks unspecified damages, injunctive and other relief. A trial date has been set for October 2009. Intel disputes the Wisconsin Alumni Research Foundation’s claims and intends to defend the lawsuit vigorously. Intel contends that it provided grant money to the University of Wisconsin which resulted in the patents being asserted against Intel and that the funding agreement entitles Intel to the right to use the technology at no cost. On December 5, 2008, Intel sued the University of Wisconsin and all the named-inventors on the patents-in-suit in the preceding case along with the Chancellor in the U.S. District Court for the Western District of Wisconsin. The court granted the defendants’ motion to dismiss this lawsuit, and Intel has appealed that decision.
Note 24: Operating Segment Information
Our operating segments as of June 27, 2009 included the Digital Enterprise Group, Mobility Group, NAND Solutions Group, Digital Home Group, Digital Health Group, and Software and Services Group. Prior-period amounts have been adjusted retrospectively to reflect minor reorganizations.
The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS No. 131), is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
We report the financial results of the following operating segments:
•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop (including high-end enthusiast PCs), nettop, and enterprise computing market segments; microprocessors and related chipsets for embedded applications; communications infrastructure components such as network processors and communications boards; wired connectivity devices; and products for network and server storage.

•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook and netbook market segments, wireless connectivity products, and products designed for the ultra-mobile market segment, which includes various handheld devices.
The NAND Solutions Group, Digital Home Group, Digital Health Group, and Software and Services Group operating segments do not qualify as reportable segments as defined by SFAS No. 131 and are included within the all other category.
We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below. Revenue for the all other category is primarily related to the sale of NAND flash memory products, microprocessors and related chipsets by the Digital Home Group, and NOR flash memory products. In the second quarter of 2008, we completed the divestiture of our NOR flash memory assets to Numonyx. At that time, we entered into supply and service agreements to provide products, services, and support to Numonyx following the close of the transaction. Revenue and expenses related to the supply and service agreements are included in the all other category. For further information on Numonyx, see “Note 10: Equity Method Investments.”
In the second quarter of 2009, we incurred charges of $1.447 billion (€1.06 billion) as result of the fine from the EC, see “Note 23: Contingencies.” This charge was included in the all other category. Additionally, the all other category includes certain corporate-level operating expenses and charges. These expenses and charges include:
•	amounts included within restructuring and asset impairment charges;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	results of operations of seed businesses that support our initiatives; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In Millions)	2009	2008	2009	2008
Net revenue
Digital Enterprise Group
Microprocessor revenue	$3,418	$4,108	$6,676	$8,344
Chipset, motherboard and other revenue	886	1,265	1,637	2,470

	4,304	5,373	8,313	10,814
Mobility Group
Microprocessor revenue	2,554	2,742	4,742	5,468
Chipset and other revenue	927	1,055	1,653	1,998

	3,481	3,797	6,395	7,466
All other	239	300	461	863

Total net revenue	$8,024	$9,470	$15,169	$19,143

Operating income (loss)
Digital Enterprise Group	$917	$1,709	$1,620	$3,472
Mobility Group	803	1,252	1,047	2,418
All other	(1,732)	(706)	(2,032)	(1,573)

Total operating income (loss)	$(12)	$2,255	$635	$4,317

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Overall strategy, and the strategy for our operating segments as of June 27, 2009.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 27, 2009 to the three and six months ended June 28, 2008.
•	Business Outlook. Our expectations for selected financial items for the third quarter of 2009 and the 2009 full year.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 3, 2009.
Overview
Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our primary component-level products include microprocessors, chipsets, and flash memory.
Net revenue, gross margin, operating income (loss), and net income (loss) for the first and second quarters of 2009 and the second quarter of 2008 were as follows:

(In Millions)	Q2 2009	Q1 2009	Q2 2008
Net revenue	$8,024	$7,145	$9,470
Gross margin	$4,079	$3,238	$5,249
Operating income (loss)	$(12)	$647	$2,255
Net income (loss)	$(398)	$629	$1,601
Our second quarter results were better than expected. In anticipation of a seasonally up second half, the supply chain began refilling inventory positions that had been depleted over the past two quarters. As a result, revenue was up 12% sequentially on higher microprocessor and chipset revenue. Revenue from Intel® Atomtm processors and chipsets also significantly increased sequentially. Compared to Q2 2008, revenue was down 15%, an improvement from the 26% year over year decline we saw in the first quarter of 2009. While this may signal increased market confidence, we believe the global economic environment remains volatile, creating an uncertain demand environment.
Our overall gross margin dollars for the second quarter of 2009 were up 26% compared to the first quarter of 2009, and down 22% compared to the second quarter of 2008. Our overall gross margin percentage for the second quarter of 2009 was higher than our outlook at 50.8%, compared to 45.3% in the first quarter of 2009 and 55.4% in the second quarter of 2008. Compared to the first quarter of 2009, higher microprocessor sales volume and reductions in factory underutilization charges positively impacted our gross margin while higher start-up costs associated with our new 32nm process technology and lower average selling prices on microprocessors negatively impacted our gross margin. We expect reductions in both factory underutilization charges and start-up costs in the third quarter to positively impact our gross margin, in addition to anticipated improvements we expect in the microprocessor business with higher sales volumes and lower unit costs. We expect these reductions in costs to be partially offset by inventory write-offs on our new 32nm microprocessor products built prior to qualification for sale and lower microprocessor average selling prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Despite the company’s strong execution, we had a net loss per common share for the quarter of $0.07, which included the impact of the decision received from the European Commission (EC) on May 13, 2009. We recorded the full amount of the fine, €1.06 billion ($1.447 billion), which reduced earnings per common share by $0.25. Our tax provision for the quarter was $348 million on negative pre-tax income as the fine is not tax deductible. We disagree with the EC decision and have filed our appeal.
From a financial condition perspective, we were able to generate nearly $3.4 billion in cash from operations and pay $784 million in dividends despite being in a net loss position for the quarter. As of June 27, 2009, cash and cash equivalents, debt instruments included in trading assets, and short-term investments totaled $11.3 billion and continued to be of high credit quality.
Subsequent to the end of the second quarter of 2009, we completed the acquisition of Wind River Systems Inc., a leading software vendor in embedded devices, in exchange for $884 million to be paid to the stockholders of Wind River. With this acquisition we expect to create a new class of differentiated products for the embedded and handheld market segments.
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
Some of our key focus areas are listed below:
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized user computing solution, compared to components that are used separately.
•	Architecture and Platforms. We are developing integrated platform solutions by moving the memory controller and graphics functionality from the chipset to the microprocessor. This platform repartitioning is designed to provide improved performance due to higher integration, lower power consumption, and reduced platform size. In addition, we are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing improved performance with lower power consumption. We continue to develop multi-core microprocessors with an increasing number of cores, which enable improved multitasking and energy efficiency.
•	Silicon and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence.
•	Strategic Investments. We make equity investments in companies around the world that we believe will generate returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investments focus on the following areas: advancing flash memory products, enabling mobile wireless devices, advancing the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures, and developing the next generation of silicon process technologies. Our focus areas and investment activities tend to develop and change over time due to rapid advancements in technology and changes in the economic climate.
•	Business Environment and Software. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration, and promote industry standards that will yield innovation and improved technologies for users. We plan to continue to cultivate new businesses and work to encourage the industry to offer products that take advantage of the latest market trends and usage models. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer. Through our Software and Services Group (SSG), we help enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. Through Wind River, which we acquired in the third quarter of 2009, we license software products and provide services that are optimized for the needs of customers in the embedded and handheld market segments. We believe that the software expertise of Wind River in the embedded and handheld market segments will expedite our growth strategy in these market segments.

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
We believe the trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units will continue. We believe that the demand for mobile microprocessors will result in the increased development of products with form factors and uses that require low-power microprocessors. We also believe that these products will result in demand that is incremental to that of microprocessors designed for notebook and desktop computers, as a growing number of households have multiple devices for different computing functions. Our silicon and manufacturing technology leadership allows us to develop low-power microprocessors for these and other new uses and form factors. We believe that Intel Atom processors give us the ability to extend Intel architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded solutions, handheld solutions, consumer electronics devices, nettops, and netbooks. We believe that the common elements for products in these new market segments are low power consumption and the ability to access the Internet.
To meet the demands of new and evolving mobile markets segments and various embedded market segments, we also offer, and are continuing to develop, System on Chip (SoC) products that integrate core processing functionality with specific components, such as graphics, audio, and video, onto a single chip to form a purpose-built solution. This integration reduces cost, power consumption, and size. In the first quarter of 2009, we announced plans to collaborate with Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC), a large semiconductor foundry, in an effort to broaden the market opportunities for Intel Atom processors in SoC products by integrating our Intel Atom processor cores with TSMC’s process technology platform.
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
The strategy for our Mobility Group is to offer notebook PC products designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of smaller, lighter, and thinner form factors. We are also increasing our focus on products designed for the business and consumer environments by offering technologies that provide increased manageability and security, and we continue to invest in the build-out of WiMAX. We also offer, and are continuing to develop, products that enable mobile devices to deliver digital content and the Internet to users in new ways, including products for handhelds and netbooks.
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
The strategy for our Digital Health Group is to design and deliver technology-enabled products and explore global business opportunities in healthcare information technology and healthcare research, as well as personal healthcare. In support of this strategy, we are focusing on the design of technology solutions and platforms for the digital hospital and consumer/home health products. In addition, we have formed an alliance with General Electric Company for the development of consumer/home health products and to address demand for independent living and disease management products.
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
Critical Accounting Estimates
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:
•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments, which impact gains (losses) on equity method investments, net, or gains (losses) on other equity investments, net when we record impairments;
•	the valuation of investments in debt instruments and the determination of other-than-temporary impairments, which impact our investment portfolio balance when we assess fair value, and interest and other, net when we record credit-related impairments of available-for-sale debt instruments;
•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation;
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes; and
•	the valuation of inventory, which impacts gross margin.
Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Non-Marketable Equity Investments
The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $3.7 billion as of June 27, 2009 ($4.1 billion as of December 27, 2008). The majority of this balance as of June 27, 2009 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) of $1.5 billion ($1.7 billion as of December 27, 2008), our investment in IM Flash Singapore, LLP (IMFS) of $308 million ($329 million as of December 27, 2008), and our investment in Numonyx B.V. of $447 million ($484 million as of December 27, 2008). In addition, we regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. For additional information, see “Note 10: Equity Method Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Our non-marketable equity investments are recorded using adjusted cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified in other long-term assets on the consolidated condensed balance sheets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Non-marketable equity investments are inherently risky, and a number of the companies in which we invest are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other key business factors. Depending on their future prospects, the companies may not be able to raise additional funds when the funds are needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments would likely become impaired. Additionally, the current financial markets are extremely volatile and there has been a tightening of the credit markets, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.
We measure the fair value of our non-marketable equity investments quarterly in accordance with FSP 107-1/APB 28-1; however, the investments are only recorded at fair value when the investments are impaired. The assessment of fair value for non-marketable investments is based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157).
For non-marketable equity investments, the measurement of fair value requires significant judgment and includes quantitative and qualitative analysis of events or circumstances identified that impact the fair value of the investment, including:
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
If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our qualitative and quantitative analysis as well as the severity and duration of the impairment. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. With the exception of Clearwire Communications, LLC (Clearwire LLC), the fair value of our non-marketable investments are classified as Level 3 when impaired, as we use unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices and inherent lack of liquidity. If impaired, the fair value of our investment in Clearwire LLC would be classified as Level 2, as the unobservable inputs to the valuation methodology are not significant to the fair value measurement.
Impairments of non-marketable equity investments were $39 million in the second quarter of 2009 ($118 million in the first half of 2009). Over the past 12 quarters, including the second quarter of 2009, impairments of non-marketable equity investments have ranged from $11 million to $896 million per quarter. This range includes impairments of $896 million during the fourth quarter of 2008, which were primarily related to a $762 million impairment charge on our investment in Clearwire LLC.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Changes in management estimates to the unobservable inputs would change the fair value of the investment. The estimates for the projected revenue and discount rate are the assumptions that most significantly affect the fair value determination. We did not have an other-than-temporary impairment on our investments in IMFT and IMFS in the first half of 2009 or the first half of 2008. It is reasonably possible that the estimates used in the fair value determination could change in the near term and result in an impairment of our investment.
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
Changes in management estimates to the unobservable inputs in our valuation models would change the fair value of the investment. The estimated projected revenue is the assumption that most significantly affects the fair value determination. Management judgment is also involved in determining how the income approach and the market approach are weighted in the fair value determination. We did not have an other-than-temporary impairment on our investments in Numonyx in the first half of 2009 or the first half of 2008. It is reasonably possible that the estimates used in the fair value determination could change in the near term and result in an impairment of our investment.
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
Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Most of our marketable debt instruments classified as Level 3 are valued using a non-binding market consensus price or a non-binding broker quote, both of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant in the second quarter of 2009.
Other-Than-Temporary Impairment
After determining the fair value of our available-for-sale debt instruments, gains or losses on these investments are recorded to other comprehensive income (loss), until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; if we have the intent to sell the investment; and if it is more likely than not that we will be required to sell an investment that has unrealized losses in accumulated other comprehensive income (loss) before we recover the amortized cost basis. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.
For available-for-sale debt instruments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss).
As of June 27, 2009, our investments included $11.7 billion of available-for-sale debt instruments. We have recognized less than $55 million of credit-related other-than-temporary impairment losses in earnings on our available-for-sale debt instruments cumulatively since the beginning of 2008. As of June 27, 2009, our cumulative unrealized losses related to debt instruments classified as available-for-sale were approximately $165 million (approximately $215 million as of December 27, 2008). As of June 27, 2009, this amount included approximately $110 million of unrecognized losses that could be recognized in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Long-Lived Assets
We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. The assessment of fair value is based on the provisions of SFAS No. 157. Long-lived assets such as goodwill; intangible assets; and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized.
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the second quarter of 2009, impairments and accelerated depreciation of long-lived assets ranged from $25 million to $320 million per quarter. For further discussion on asset impairment charges, see “Note 16: Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work in process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of June 27, 2009, we had total work-in-process inventory of $1,209 million and total finished goods inventory of $1,211 million. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to forecast the demand accurately, we could be required to write off inventory, which would negatively impact our gross margin. In order to determine what costs can be included in the valuation of inventory we must determine normal capacity at our manufacturing and assembly and test facilities. If the factory loadings are below normal capacity a portion of our manufacturing overhead costs will not be included in the cost of inventory, and therefore, will be recognized as cost of sales in that period, which negatively impacts our gross margin.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - Second Quarter of 2009 Compared to Second Quarter of 2008
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	Q2 2009		Q2 2008
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$8,024	100.0%	$9,470	100.0%
Cost of sales	3,945	49.2%	4,221	44.6%

Gross margin	4,079	50.8%	5,249	55.4%
Research and development	1,303	16.2%	1,468	15.5%
Marketing, general and administrative	2,697	33.6%	1,430	15.1%
Restructuring and asset impairment charges	91	1.1%	96	1.0%

Operating income (loss)	(12)	(0.1)%	2,255	23.8%
Gains (losses) on equity method investments, net	(44)	(0.6)%	(43)	(0.5)%
Gains (losses) on other equity investments, net	(25)	(0.3)%	(66)	(0.7)%
Interest and other, net	31	0.4%	167	1.8%

Income (loss) before taxes	(50)	(0.6)%	2,313	24.4%
Provision for taxes	348	4.4%	712	7.5%

Net income (loss)	$(398)	(5.0)%	$1,601	16.9%

Diluted earnings (loss) per common share	$(0.07)		$0.28

The following table sets forth information of geographic regions for the periods indicated:

	Q2 2009		Q2 2008
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$4,409	55%	$4,805	51%
Americas	1,698	21%	1,985	21%
Europe[1]	1,153	14%	1,741	18%
Japan	764	10%	939	10%

Total	$8,024	100%	$9,470	100%

[1]	Region includes Europe, the Middle East, and Africa.
Our net revenue for Q2 2009 was $8.0 billion, a decrease of 15% compared to Q2 2008. Across the majority of our microprocessor and chipset products we experienced a decline in unit sales compared to Q2 2008. However, with the ramp of Intel Atom processors and chipsets, overall microprocessor and chipset units only decreased slightly. In addition, the ramp of Intel Atom processors and chipsets led to a decrease in average selling prices for microprocessors and chipsets compared to Q2 2008. Revenue from the sale of communication products and NOR flash memory products declined approximately $170 million, primarily as a result of the divestiture of these businesses. Additionally, revenue from the sale of wireless connectivity products declined.
Revenue in the Europe, Japan, Americas, and Asia-Pacific regions decreased by 34%, 19%, 14%, and 8%, respectively compared to Q2 2008.
Our overall gross margin dollars for Q2 2009 were $4.1 billion, a decrease of $1.2 billion, or 22%, compared to Q2 2008. Our overall gross margin percentage decreased to 50.8% in Q2 2009, from 55.4% in Q2 2008. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the Mobility Group and Digital Enterprise Group operating segments. This was partially offset by the gross margin percentage increase in the NAND Solutions Group operating segment. We derived most of our overall gross margin dollars in Q2 2009 and Q2 2008 from the sales of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) operating segment for Q2 2009 and Q2 2008 were as follows:

(In Millions)	Q2 2009	Q2 2008
Microprocessor revenue	$3,418	$4,108
Chipset, motherboard, and other revenue	886	1,265

Net revenue	$4,304	$5,373
Operating income	$917	$1,709
Net revenue for the DEG operating segment decreased by $1.1 billion, or 20%, in Q2 2009 compared to Q2 2008. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. The decrease in microprocessor revenue was primarily due to lower unit sales. Higher enterprise average selling prices were partially offset by lower desktop average selling prices. The decrease in chipset, motherboard, and other revenue was due to lower chipset average selling prices and unit sales as well as lower revenue from the sale of communications products and lower motherboard unit sales.
Operating income decreased by $792 million, or 46%, in Q2 2009 compared to Q2 2008. The decrease in operating income was primarily due to lower desktop microprocessors and chipset revenue. In addition, during the second quarter of 2009 we recorded approximately $110 million of factory underutilization charges, primarily relating to microprocessors and chipsets. This was partially offset by lower operating expenses.
Mobility Group
The revenue and operating income for the Mobility Group (MG) operating segment for Q2 2009 and Q2 2008 were as follows:

(In Millions)	Q2 2009	Q2 2008
Microprocessor revenue	$2,554	$2,742
Chipset and other revenue	927	1,055

Net revenue	$3,481	$3,797
Operating income	$803	$1,252
Net revenue for the MG operating segment decreased by $316 million, or 8%, in Q2 2009 compared to Q2 2008. The decrease in microprocessor revenue was due to lower microprocessor average selling prices partially offset by higher microprocessor unit sales. The increase in unit sales and the decrease in average selling prices were due to the ramp of Intel Atom processors. The decrease in chipset and other revenue was primarily due to lower revenue from the sale of wireless connectivity products.
Operating income decreased by $449 million, or 36%, in Q2 2009 compared to Q2 2008. The decrease was primarily due to lower microprocessor revenue and approximately $230 million of factory underutilization charges recorded during the second quarter of 2009, primarily related to microprocessors and chipsets. In addition, operating income also decreased due to higher start-up costs.
Operating Expenses
Operating expenses for Q2 2009 and Q2 2008 were as follows:

(In Millions)	Q2 2009	Q2 2008
Research and development	$1,303	$1,468
Marketing, general and administrative	$2,697	$1,430
Restructuring and asset impairment charges	$91	$96
Research and Development. R&D spending decreased $165 million, or 11%, in Q2 2009 compared to Q2 2008. This decrease was primarily due to lower process development costs as we transitioned from research and development to manufacturing using our 32nm manufacturing process technology, and to a lesser extent, lower profit-dependent compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Marketing, General and Administrative. Marketing, general and administrative expenses increased $1.3 billion, or 89%, in Q2 2009 compared to Q2 2008. This increase was due to the Q2 2009 charge of $1.447 billion incurred as a result of the fine imposed by the European Commission (see “Note 23: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). Advertising expenses, including cooperative advertising expenses, and profit-dependent compensation were lower in Q2 2009 compared to Q2 2008.
R&D, combined with marketing, general and administrative expenses, were 50% of net revenue in Q2 2009 (31% of net revenue in Q2 2008).
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by plan for Q2 2009 and Q2 2008:

(In Millions)	Q2 2009	Q2 2008
2009 restructuring program	$88	$—
2006 efficiency program	3	96

Total restructuring and asset impairment charges	$91	$96

See Management’s Discussion and Analysis of Financial Condition and Results of Operations “First Half of 2009 compared to First Half of 2008” of this Form 10-Q for further discussion.
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	Q2 2009	Q2 2008
Equity method losses, net	$(41)	$(42)
Impairment charges	(3)	(2)
Other, net	—	1

Total gains (losses) on equity method investments, net	$(44)	$(43)

Net losses on equity method investments were approximately flat in Q2 2009 compared to Q2 2008. Our equity method losses include losses related to Clearwire LLC ($20 million in Q2 2009) and Numonyx ($14 million in Q2 2009). Our Q2 2008 equity method losses included $37 million from Clearwire Corporation.
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	Q2 2009	Q2 2008
Impairment charges	$(36)	$(85)
Gains on sales	9	15
Other, net	2	4

Total gains (losses) on other equity investments, net	$(25)	$(66)

Net losses on other equity investments were $25 million in Q2 2009 compared to $66 million in Q2 2008. We recognized lower impairment charges on marketable equity securities in Q2 2009 compared to Q2 2008, partially offset by higher impairments charges on our non-marketable equity investments. Impairment charges in the second quarter of 2008 included a $72 million impairment charge on our investment in Micron.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	Q2 2009	Q2 2008
Interest income	$38	$137
Interest expense	(1)	(8)
Other, net	(6)	38

Total interest and other, net	$31	$167

Interest and other, net decreased to $31 million in Q2 2009 compared to $167 million in Q2 2008 primarily due to lower interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q2 2009	Q2 2008
Income (loss) before taxes	$(50)	$2,313
Provision for taxes	$348	$712
Effective tax rate	(696.0)%	30.8%
Based on our analysis, the EC fine is not tax deductible. The EC fine of $1.447 billion, with no associated reduction in the provision for taxes, significantly impacted our effective tax rate in Q2 2009. The impact of the EC fine was partially offset by a higher percentage of estimated profits in lower tax jurisdictions in Q2 2009 as compared to Q2 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - First Half of 2009 Compared to First Half of 2008
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	YTD 2009		YTD 2008
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$15,169	100.0%	$19,143	100.0%
Cost of sales	7,852	51.8%	8,687	45.4%

Gross margin	7,317	48.2%	10,456	54.6%
Research and development	2,620	17.2%	2,935	15.3%
Marketing, general and administrative	3,897	25.7%	2,779	14.5%
Restructuring and asset impairment charges	165	1.1%	425	2.2%

Operating income	635	4.2%	4,317	22.6%
Gains (losses) on equity method investments, net	(116)	(0.8)%	(95)	(0.5)%
Gains (losses) on other equity investments, net	(66)	(0.4)%	(73)	(0.4)%
Interest and other, net	126	0.8%	335	1.7%

Income before taxes	579	3.8%	4,484	23.4%
Provision for taxes	348	2.3%	1,440	7.5%

Net income	$231	1.5%	$3,044	15.9%

Diluted earnings per common share	$0.04		$0.52

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2009		YTD 2008
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$8,056	53%	$9,593	50%
Americas	3,208	21%	4,001	21%
Europe[1]	2,426	16%	3,604	19%
Japan	1,479	10%	1,945	10%

Total	$15,169	100%	$19,143	100%

[1]	Region includes Europe, the Middle East, and Africa.
Our net revenue for the first half of 2009 was $15.2 billion, a decrease of 21% compared to the first half of 2008. Across the majority of our microprocessor and chipset products we experienced a decline in unit sales compared to the first half of 2008. However, with the ramp of Intel Atom processors and chipsets, the decline of overall microprocessor and chipset units was not as significant. In addition, the ramp of Intel Atom processors and chipsets led to a decrease in average selling prices for microprocessors and chipsets compared to the first half of 2008. Revenue from the sale of NOR flash memory products and communication products declined approximately $570 million, primarily as a result of the divestiture of these businesses. Additionally, revenue from the sale of wireless connectivity products declined.
Revenue in the Europe, Japan, Americas, and Asia-Pacific regions decreased by 33%, 24%, 20%, and 16%, respectively compared to the first half of 2008.
Our overall gross margin dollars for the first half of 2009 were $7.3 billion, a decrease of $3.1 billion, or 30%, compared to the first half of 2008. Our overall gross margin percentage decreased to 48.2% in the first half of 2009, from 54.6% in the first half of 2008. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the Mobility Group and Digital Enterprise Group operating segments. This was partially offset by the gross margin percentage increase in the NAND Solutions Group operating segment. We derived substantially all of our overall gross margin dollars and operating profit in the first half of 2009 and most of our overall gross margin dollars and operating profit in the first half of 2008 from the sales of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) operating segment for the first half of 2009 and the first half of 2008 were as follows:

(In Millions)	YTD 2009	YTD 2008
Microprocessor revenue	$6,676	$8,344
Chipset, motherboard, and other revenue	1,637	2,470

Net revenue	$8,313	$10,814
Operating income	$1,620	$3,472
Net revenue for the DEG operating segment decreased by $2.5 billion, or 23%, in the first half of 2009 compared to the first half of 2008. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. The decrease in microprocessor revenue was primarily due to lower unit sales. Higher enterprise average selling prices were partially offset by lower desktop average selling prices. The decrease in chipset, motherboard, and other revenue was due to lower chipset unit sales and average selling prices as well as lower revenue from the sale of communications products and lower motherboard unit sales.
Operating income decreased by $1.9 billion, or 53%, in the first half of 2009 compared to the first half of 2008. The decrease in operating income was primarily due to the lower revenue. In addition, during the first half of 2009 we recorded approximately $360 million of factory underutilization charges, primarily relating to microprocessors and chipsets. This was partially offset by lower operating expenses.
Mobility Group
The revenue and operating income for the Mobility Group (MG) operating segment for the first half of 2009 and the first half of 2008 were as follows:

(In Millions)	YTD 2009	YTD 2008
Microprocessor revenue	$4,742	$5,468
Chipset and other revenue	1,653	1,998

Net revenue	$6,395	$7,466
Operating income	$1,047	$2,418
Net revenue for the MG operating segment decreased by $1.1 billion, or 14%, in the first half of 2009 compared to the first half of 2008. The decrease in microprocessor revenue was primarily due to lower microprocessor average selling prices partially offset by higher microprocessor unit sales. The increase in unit sales and the decrease in average selling prices were due to the ramp of Intel Atom processors. The decrease in chipset and other revenue was primarily due to lower revenue from the sale of wireless connectivity products and lower chipset average selling prices.
Operating income decreased by $1.4 billion, or 57%, in the first half of 2009 compared to the first half of 2008. The decrease was primarily due to lower microprocessor and chipset revenue and approximately $650 million of factory underutilization charges recorded during the first half of 2009, primarily related to microprocessors and chipsets. In addition, lower microprocessor unit costs were mostly offset by approximately $170 million of higher start-up costs.
Operating Expenses
Operating expenses for the first half of 2009 and the first half of 2008 were as follows:

(In Millions)	YTD 2009	YTD 2008
Research and development	$2,620	$2,935
Marketing, general and administrative	$3,897	$2,779
Restructuring and asset impairment charges	$165	$425
Research and Development. R&D spending decreased $315 million, or 11%, in the first half of 2009 compared to the first half of 2008. This decrease was primarily due to lower process development costs as we transition from research and development to manufacturing using our 32nm manufacturing process technology and, to a lesser extent, lower profit–dependent compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Marketing, General and Administrative. Marketing, general and administrative expenses increased $1.1 billion, or 40%, in the first half of 2009 compared to the first half of 2008. This increase was due to the Q2 2009 charge of $1.447 billion incurred as a result of the fine imposed by the EC (see “Note 23: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). Advertising expenses, including cooperative advertising expenses, and profit-dependent compensation were lower in the first half of 2009 compared to the first half of 2008.
R&D, combined with marketing, general and administrative expenses, were 43% of net revenue in the first half of 2009 (30% of net revenue in the first half of 2008).
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by plan for the first half of 2009 and the first half of 2008:

(In Millions)	YTD 2009	YTD 2008
2009 restructuring program	$149	$—
2006 efficiency program	16	425

Total restructuring and asset impairment charges	$165	$425

We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities. Our outlook for the third quarter of 2009 is for additional restructuring and asset impairment charges of $40 million.
2009 Restructuring Program
In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations, and align our manufacturing and assembly and test capacity to current market conditions. These plans include closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. Restructuring and asset impairment charges were as follows:

(In Millions)	YTD 2009	YTD 2008
Employee severance and benefit arrangements	$142	$—
Asset impairment charges	7	—

Total restructuring and asset impairment charges	$149	$—

The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring program during the first half of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	143	7	150
Adjustments	(1)	—	(1)
Cash payments	(78)	—	(78)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of June 27, 2009	$64	$—	$64

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of June 27, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
The charges include $142 million that relate to employee severance and benefit arrangements for approximately 6,900 employees, of which 2,000 employees have left the company as of June 27, 2009. Most of these employee actions occurred within manufacturing.
We estimate that these employee severance and benefit charges will result in gross annual savings of approximately $350 million. The substantial majority of these savings will be realized within cost of sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
2006 Efficiency Program
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges were as follows:

(In Millions)	YTD 2009	YTD 2008
Employee severance and benefit arrangements	$8	$96
Asset impairment charges	8	329

Total restructuring and asset impairment charges	$16	$425

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
The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during the first half of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	16	8	24
Adjustments	(8)	—	(8)
Cash payments	(37)	—	(37)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of June 27, 2009	$28	$—	$28

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of June 27, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
From Q3 2006 through Q2 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $686 million related to employee severance and benefit arrangements for approximately 11,300 employees, of which 11,000 employees had left the company as of June 27, 2009. A substantial majority of these employee actions affected employees within manufacturing, information technology, and marketing. We paid $658 million of the employee severance and benefit charges incurred as of June 27, 2009. The restructuring and asset impairment charges also included $896 million in asset impairment charges.
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	YTD 2009	YTD 2008
Equity method losses, net	$(103)	$(92)
Impairment charges	(13)	(4)
Other, net	—	1

Total gains (losses) on equity method investments, net	$(116)	$(95)

Net losses on equity method investments were $116 million in the first half of 2009 compared to $95 million in the first half of 2008. We recognized higher equity method losses and higher impairment charges in the first half of 2009 compared to the first half of 2008. Our equity method losses include losses related to Numonyx ($37 million in the first half of 2009) and Clearwire LLC ($27 million in the first half of 2009). Equity method losses in the first half of 2008 also included $76 million from Clearwire Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	YTD 2009	YTD 2008
Impairment charges	$(105)	$(118)
Gains on sales	10	34
Other, net	29	11

Total gains (losses) on other equity investments, net	$(66)	$(73)

Net losses on other equity investments were $66 million in the first half of 2009 compared to $73 million in the first half of 2008. Lower impairment charges recognized on our marketable equity securities and higher income on other equity transactions in first half of 2009 compared to the first half of 2008 were partially offset by higher impairment charges recognized on our non-marketable equity investments and lower gains on sales. Impairment charges in the second half of 2008 included a $72 million impairment charge on our investment in Micron.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	YTD 2009	YTD 2008
Interest income	$110	$335
Interest expense	(1)	(8)
Other, net	17	8

Total interest and other, net	$126	$335

Interest and other, net decreased to $126 million in the first half of 2009 compared to $335 million in the first half of 2008. We recognized lower interest income and lower gains on divestitures (none in the first half of 2009 and $39 million in the first half of 2008) in the first half of 2009 compared to the first half of 2008. These decreases were partially offset by approximately $60 million of fair value gains in the first half of 2009 on our trading assets, compared to approximately $30 million of fair value losses in the first half of 2008. Interest income was lower in the first half of 2009 compared to the first half of 2008 as a result of lower interest rates and, to a lesser extent, lower average investment balances.
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	YTD 2009	YTD 2008
Income (loss) before taxes	$579	$4,484
Provision for taxes	$348	$1,440
Effective tax rate	60.1%	32.1%
Based on our analysis, the EC fine is not tax deductible. The EC fine of $1.447 billion, with no associated reduction in the provision for taxes significantly increased our effective tax rate in the first half of 2009. The impact of the EC fine was partially offset by a higher percentage of estimated profits in lower tax jurisdictions in the first half of 2009 as compared to the first half of 2008.

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

The ongoing uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from our expectations. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Our expectations for the remainder of 2009 include the effects of the Wind River acquisition and are as follows:
Q3 2009
•	Revenue: $8.5 billion, plus or minus $400 million.
•	Gross margin percentage: 53% plus or minus a couple points.
•	Depreciation: approximately $1.2 billion.
•	Research and development plus marketing, general and administrative expenses: approximately $2.8 billion.
•	Restructuring and asset impairment charges: approximately $40 million.
•	Amortization of acquisition-related intangibles and costs: approximately $40 million.
•	Net gains (losses) from equity method investments, gains (losses) on other equity investments, and interest and other: net loss of approximately $80 million.
Full Year 2009
•	Capital spending: approximately $4.7 billion, plus or minus $200 million.
•	Depreciation: approximately $4.8 billion, plus or minus $100 million.
•	Research and development plus marketing, general and administrative expenses: between $12.05 billion and $12.25 billion. This includes the $1.447 billion expense associated with the EC fine recognized during the second quarter.
•	Tax rate: approximately 23% for the third and fourth quarters. The estimated effective tax rate is based on tax law in effect as of June 27, 2009 and current expected income.
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
From the close of business on August 28, 2009 until our quarterly earnings release is published, presently scheduled for October 13, 2009, we will observe a “quiet period.” During the quiet period, the “Business Outlook” and other forward-looking statements first published in our Form 8-K filed on July 14, 2009, as reiterated or updated as applicable, in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments, debt instruments included in trading assets, and debt at the end of each period were as follows:

	June 27,	Dec. 27,
(Dollars in Millions)	2009	2008
Cash and cash equivalents, short-term investments, and debt instruments included in trading assets	$11,305	$11,544
Short-term and long-term debt	$1,198	$1,287
Debt as % of stockholders’ equity	3.1%	3.3%
In summary, our cash flows were as follows:

	Six Months Ended
	June 27,	June 28,
(In Millions)	2009	2008
Net cash provided by operating activities	$3,762	$5,043
Net cash used for investing activities	(1,816)	(2,544)
Net cash used for financing activities	(1,470)	(5,727)

Net increase (decrease) in cash and cash equivalents	$476	$(3,228)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations for the first half of 2009 was $3.8 billion, a decrease of $1.3 billion compared to the first half of 2008, primarily due to lower net income and changes billion in our working capital. In the second quarter of 2009, our net income was negatively impacted by the charge related to the EC fine of €1.06 billion ($1.447 billion as of May 13, 2009). However, the fine has not yet been paid, and the liability ($1.483 billion as of June 27, 2009) was included in other accrued liabilities. We expect to pay the fine in the third quarter during which our cash from operations will be negatively impacted.
Inventories as of June 27, 2009 decreased compared to December 27, 2008, due to lower microprocessor, chipset, and raw materials inventory. Accounts payable as of June 27, 2009 decreased compared to December 27, 2008, due to lower production spending. As of June, 27, 2009, our other accrued liabilities included $89 million in customer credit balances ($447 million as of December 27, 2008). Accounts receivable as of June 27, 2009 increased compared to December 27, 2008 due to a higher proportion of sales occurring at the end of the second quarter of 2009. For the first half of 2009, our two largest customers accounted for 39% of net revenue (38% for the first half of 2008) with one of those customers accounting for 21% of our net revenue, and another customer accounting for 18% of our net revenue. These two largest customers accounted for 41% of net accounts receivable at June 27, 2009 (46% at December 27, 2008).
Investing Activities
Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities, and disposals.
The decrease in cash used for investing activities in the first half of 2009 compared to first half of 2008 was driven primarily by an increase in maturities and sales of trading assets and a decrease in purchases of available-for-sale investments and trading assets, partially offset by a decrease in maturities and sales of available-for-sale investments and higher capital spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, and proceeds from sales of shares through employee equity incentive plans.
The decrease in cash used for financing activities in the first half of 2009, compared to the first half of 2008, was primarily due to the absence of repurchases and retirement of common stock as part of our common stock repurchase program in the first half of 2009, partially offset by a decrease in proceeds from sales of shares through employee equity incentive plans. In the first half of 2008, we repurchased $5.1 billion, including the purchase of 230.7 million shares of common stock as part of our common stock repurchase program. As of June 27, 2009, $7.4 billion remained available for repurchase under the existing repurchase authorization of $25 billion. We base our level of stock repurchases on internal cash management decisions, and this level may fluctuate. Our dividend payment was $1.6 billion in the first half of 2009, slightly higher than the $1.5 billion paid in the first half of 2008. Proceeds from the sale of shares pursuant to employee equity incentive plans totaled $248 million for the first half of 2009 compared to $828 million for the first half of 2008, as a result of a lower volume of employee exercises of stock options.
Liquidity
Cash generated by operations is used as our primary source of liquidity. As of June 27, 2009, cash and cash equivalents, debt instruments included in trading assets, and short-term investments totaled $11.3 billion.
Our investment policy requires all investments with original maturities at the time of investment of up to 6 months to be rated at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better. Additionally, we limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. As of June 27, 2009, the total credit exposure to any single counterparty did not exceed $500 million.
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
The credit quality of our investment portfolio remains high during this difficult credit environment, with credit-related other-than-temporary impairment losses on our available-for-sale debt instruments limited to less than $55 million cumulatively since the beginning of 2008. In addition, we continue to be able to invest in high-quality investments. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have received the full par value of our original debt investments. We do not intend to sell our debt investments that have unrealized losses in accumulated other comprehensive income (loss). In addition, it is not more likely than not that we will be required to sell our debt investments that have unrealized losses in accumulated other comprehensive income (loss) before we recover the amortized cost basis.
As of June 27, 2009, our balance of cash and cash equivalents, debt instruments included in trading assets, and short-term investments included $9.7 billion with a remaining maturity of less than one year. As of June 27, 2009, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as trading assets were approximately $85 million (approximately $145 million as of December 27, 2008). As of June 27, 2009, our cumulative unrealized losses related to debt instruments classified as available-for-sale were approximately $165 million (approximately $215 million as of December 27, 2008). Substantially all of our unrealized losses can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first half of 2009 were approximately $610 million, although no commercial paper remained outstanding as of June 27, 2009. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of June 27, 2009. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
Subsequent to the second quarter of 2009, we issued $2.0 billion of 3.25% junior subordinated convertible debentures due in 2039. We utilized the majority of the proceeds to repurchase shares of our common stock. See “Note 17: Borrowings” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test, working capital requirements, and potential dividends, common stock repurchases, and acquisitions or strategic investments.
Additionally, subsequent to the second quarter of 2009, cash outlays related to the following have occurred or are expected to occur in the near the future:
•	EC fine of €1.06 billion, for which we recorded a liability of $1.483 billion in other accrued liabilities as of June 27, 2009. See “Note 23: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
•	Acquisition of Wind River, in exchange for $884 million to be paid to the stockholders of Wind River.
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
Credit risk is factored into the valuation of financial instruments that we measure and record at fair value on a recurring basis. When fair value is determined using observable market prices, the credit risk is incorporated into the market price of the financial instrument. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer’s credit risk and/or Intel’s credit risk is factored into the calculation of the fair value, as appropriate. During the first half of 2009, the valuation of our liabilities measured and recorded at fair value as well as our derivative instruments in a current or potential net liability position were not impacted by changes in our credit risk. In addition, changes in counterparty credit risk did not have a significant impact on the valuation of either our marketable debt instruments, loans receivable, or derivative instruments in a current or potential net asset position during the first half of 2009.
When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, we classify those instruments as Level 3 under the SFAS No. 157 hierarchy. As of June 27, 2009, our financial instruments measured and recorded at fair value on a recurring basis included $15.2 billion of assets, of which $1.4 billion (9%) were classified as Level 3. In addition, our financial instruments measured and recorded at fair value on a recurring basis included $315 million of liabilities, of which $172 million (55%) were classified as Level 3. During the first half of 2009, we transferred approximately $365 million of assets from Level 3 to Level 2. These assets consisted of floating-rate notes that were transferred from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of our instruments. During the first half of 2009, we recognized an insignificant amount of gains or losses on the assets that were transferred from Level 3 to Level 2.
During the first half of 2009, the Level 3 assets and liabilities that are measured and recorded at fair value on a recurring basis experienced net unrealized fair value gains totaling $20 million. Of this amount, gains of $54 million were recognized in our consolidated condensed statements of operations and losses of $34 million were included in other comprehensive income (loss). We believe the losses included in other comprehensive income (loss) represent a temporary decline in the fair value of available-for-sale investments. During the first half of 2009, we did not experience any significant realized gains (losses) related to the Level 3 assets or liabilities in our portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Marketable Debt Instruments
As of June 27, 2009, our assets measured and recorded at fair value on a recurring basis included $14.0 billion of marketable debt instruments. Of these instruments, approximately $1.1 billion was classified as Level 1, approximately $11.5 billion as Level 2, and approximately $1.4 billion as Level 3.
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
Approximately 15% of our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using: non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and to a lesser degree non-observable market inputs. We corroborate the non-binding market consensus prices with observable market data using statistical models when observable market data exist. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. Approximately 45% of our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of non-binding market consensus prices that are corroborated with observable market data and approximately 40% due to the usage of a discounted cash flow model. Marketable debt instruments classified as Level 2 generally include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits and corporate bonds, and a majority of floating-rate notes.
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
Equity Securities
As of June 27, 2009, our portfolio of assets measured and recorded at fair value on a recurring basis included $513 million of marketable equity securities. Of these securities, $493 million was classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration activity during each week of the one-month period prior to the valuation date for each individual security, including the number of days each individual equity security trades and the average weekly trading volume in relation to the total outstanding shares of that security. The fair values of our investments in Clearwire Corporation ($179 million) and VMware, Inc. ($133 million) constituted a majority of the fair values of the marketable equity securities that we classified as Level 1. The remaining marketable equity securities ($20 million) were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security-specific restrictions.
As of June 27, 2009, our portfolio of assets measured and recorded at fair value on a recurring basis included $319 million of equity securities offsetting deferred compensation. All of these securities were classified as Level 1, because their valuations were based on quoted prices for identical securities in active markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Contractual Obligations
During the second quarter of 2009, we agreed to acquire all outstanding common shares of Wind River for $884 million to be paid to the stockholders of Wind River. We completed the acquisition subsequent to the end of the second quarter of 2009.
Subsequent to the end of the second quarter of 2009, we issued $2.0 billion of junior subordinated convertible debentures (the 2009 debentures) due in 2039. The 2009 debentures pay a fixed rate of 3.25% cash interest semiannually beginning February 1, 2010. Our total anticipated cash payments (including anticipated interest payments that will not be recorded on the consolidated condensed balance sheets and excluding fair value adjustments that affect the amount recorded on the consolidated condensed balance sheets) over the life of this long-term debt obligation are expected to be approximately $4.0 billion. Any future settlement of convertible debt would reduce anticipated interest and/or principal payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2008. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of June 27, 2009 and December 27, 2008. Actual results may differ materially.
Currency Exchange Rates
We generally hedge currency risks of non-U.S.-dollar-denominated investments in debt instruments and loans receivable with offsetting currency forward contracts, currency options, or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in a negligible net exposure.
A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Israeli shekel, and the Japanese yen. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts and, to a lesser extent, currency options in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements (see “Risk Factors” in Part II, Item 1A of this Form 10-Q). We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of approximately $295 million as of June 27, 2009 (less than $55 million as of December 27, 2008). The hypothetical adverse impact on income before taxes increased from December 27, 2008 to June 27, 2009 due to higher un-hedged euro exposure related to our euro-denominated liability for the EC fine.
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
The marketable equity securities included in trading assets are held to generate returns that seek to offset changes in liabilities related to the equity and other market risks of certain deferred compensation arrangements. The gains and losses from changes in fair value of these equity securities are offset by the gains and losses on the related liabilities. Assuming a decline in market prices of approximately 25%, our net exposure to loss was approximately $50 million as of June 27, 2009 and approximately $40 million as of December 27, 2008.
As of June 27, 2009, the fair value of our available-for-sale marketable equity securities and our equity derivative instruments, including hedging positions, was $527 million ($362 million as of December 27, 2008). Our investments in Clearwire Corporation and VMware constituted a majority of our marketable equity securities as of June 27, 2009, and were carried at a fair market value of $179 million and $133 million, respectively. To assess the market price sensitivity of our marketable equity investments, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Assuming a loss of 65% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $345 million, based on the value as of June 27, 2009 (a decrease in value of approximately $220 million, based on the value as of December 27, 2008 using an assumed loss of 60%).

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. The current financial markets are extremely volatile and there has been a tightening of the credit markets, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.0 billion as of June 27, 2009 and December 27, 2008. As of June 27, 2009, the carrying amount of our non-marketable equity method investments was $2.7 billion ($3.0 billion as of December 27, 2008). A substantial majority of this balance as of June 27, 2009 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment of $1.5 billion in IMFT ($1.7 billion as of December 27, 2008), $308 million in IMFS ($329 million as of December 27, 2008), and $447 million in Numonyx ($484 million as of December 27, 2008).
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Note 23: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
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
Ongoing financial stress could negatively affect our business, results of operations, and financial condition.
The ongoing financial stress affecting the banking system and financial markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income, and equity markets. There could be a number of follow-on effects from the credit crisis on Intel’s business, including insolvency of key suppliers, resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; increased expense or inability to obtain short-term financing of Intel’s operations from the issuance of commercial paper; and increased impairment charges due to declines in the fair values of marketable debt or equity investments. The current volatility in the financial markets and overall economic uncertainty increase the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them.
We may be subject to litigation proceedings that could harm our business.
We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 23: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation matters, particularly with respect to competition. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.

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
From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. As described in “Note 23: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation matters involving intellectual property rights. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:
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
Our ability to enforce our patents, copyrights, software licenses, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

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
Factors that could cause interest and other, net in our consolidated condensed statements of operations to fluctuate include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of June 27, 2009, $7.4 billion remained available for repurchase under the existing repurchase authorization.
We did not make any common stock repurchases under our authorized plan during the second quarter of 2009.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not considered common stock repurchases under our authorized plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Intel Corporation’s Annual Stockholders’ Meeting held on May 20, 2009, stockholders elected each of the director nominees, ratified the selection of our independent registered public accounting firm, amended and extended the 2006 Equity Incentive Plan, approved an employee stock option exchange program, approved an advisory vote on executive compensation, voted against the stockholder proposal to have the Board take the steps necessary to adopt cumulative voting and voted against the stockholder proposal requesting that the Board of Directors create a comprehensive policy for the human right to water.

			Number of Shares
		Voted For	Voted Against	Abstain
1.	To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.
	C. Barshefsky	4,359,917,528	330,327,575	19,599,352
	S. Decker	4,600,380,003	90,981,082	18,483,370
	J. Donahoe	4,611,319,686	79,715,115	18,809,654
	R. Hundt	4,563,893,038	126,849,212	19,102,205
	P. Otellini	4,586,178,683	107,076,744	16,589,028
	J. Plummer	4,606,274,240	84,540,824	19,029,391
	D. Pottruck	4,534,225,667	157,917,372	17,701,416
	J. Shaw	4,571,951,283	119,000,329	18,892,843
	J. Thornton	4,511,882,907	178,170,960	19,790,588
	F. Yeary	4,612,571,496	77,794,956	19,478,003
	D. Yoffie	4,538,219,345	152,497,363	19,127,747

			Number of Shares
		Voted For	Voted Against	Abstain	Broker Non-Votes
2.	To ratify the selection of independent registered public accounting firm.	4,640,112,994	59,567,700	10,163,761	—
3.	To approve the amendment and extension of the 2006 Equity Incentive Plan	3,069,150,086	521,494,489	19,722,174	1,099,477,706	[1]
4.	To approve an employee stock option exchange program	2,946,103,151	649,063,498	15,159,470	1,099,518,336	[1]
5.	To approve an advisory vote on executive compensation	4,416,065,827	159,771,684	134,006,944	—
6.	To approve the stockholder proposal to have the Board take the steps necessary to adopt cumulative voting	1,309,835,602	2,286,332,876	14,208,700	1,099,467,277	[1]
7.	To approve the stockholder proposal to request that the Board of Directors create a comprehensive policy for the human right to water	174,894,784	2,811,975,487	623,508,704	1,099,465,480	[1]

[1]	The affirmative vote of the majority of the votes cast was required to pass each of the proposals. Significantly fewer shares were voted on Proposals 3, 4, 6, and 7 than voted on Proposals 1, 2, and 5. “Broker non-votes” accounted for this difference in voted shares, and are not considered “votes cast” for purposes of Section 216 of the Delaware General Corporation Law. For certain types of “non-routine” proposals, such as Proposals 3, 4, 6, and 7, brokers do not have the discretionary authority to vote their clients’ shares, and therefore must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 6. EXHIBITS
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2006)

3.2	Intel Corporation Bylaws, as amended on May 19, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2009)

10.1	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement Under The 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)

10.2	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement Under The 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the OSU program)

10.3	Form of Notice of Grant — Restricted Stock Units

10.4	Intel Corporation 2006 Equity Incentive Plan As Amended and Restated Effective May 20, 2009 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form S-8 as filed on June 26, 2009, File No. 333-160272).

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INTEL CORPORATION (Registrant)
Date: August 3, 2009	By:	/s/ Stacy J. Smith
Stacy J. Smith
Vice President, Chief Financial Officer, and Principal Accounting Officer