Form 10-Q
period 2009-09-26
INTEL CORP
filed 2009-11-02
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009.
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 23, 2009
Common stock, $0.001 par value	5,522 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions, Except Per Share Amounts)	2009	2008	2009	2008

Net revenue	$9,389	$10,217	$24,558	$29,360
Cost of sales	3,985	4,198	11,837	12,885

Gross margin	5,404	6,019	12,721	16,475

Research and development	1,430	1,471	4,050	4,406
Marketing, general and administrative	1,320	1,415	5,213	4,191
Restructuring and asset impairment charges	63	34	228	459
Amortization of acquisition-related intangibles and costs	12	1	16	4

Operating expenses	2,825	2,921	9,507	9,060

Operating income	2,579	3,098	3,214	7,415
Gains (losses) on equity method investments, net	(59)	(365)	(175)	(460)
Gains (losses) on other equity investments, net	(20)	(31)	(86)	(104)
Interest and other, net	32	131	158	466

Income before taxes	2,532	2,833	3,111	7,317

Provision for taxes	676	819	1,024	2,259

Net income	$1,856	$2,014	$2,087	$5,058

Basic earnings per common share	$0.34	$0.36	$0.37	$0.89

Diluted earnings per common share	$0.33	$0.35	$0.37	$0.87

Cash dividends declared per common share	$0.28	$0.28	$0.56	$0.548

Weighted average common shares outstanding:
Basic	5,537	5,603	5,568	5,696

Diluted	5,616	5,692	5,643	5,790

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	Sept. 26,	Dec. 27,
(In Millions)	2009	2008[1]
Assets
Current assets:
Cash and cash equivalents	$4,109	$3,350
Short-term investments	5,150	5,331
Trading assets	3,671	3,162
Accounts receivable, net	2,025	1,712
Inventories	2,490	3,744
Deferred tax assets	1,260	1,390
Other current assets	542	1,182

Total current assets	19,247	19,871

Property, plant and equipment, net of accumulated depreciation of $31,261 ($30,544 as of December 27, 2008)	17,354	17,574
Marketable equity securities	766	352
Other long-term investments	3,611	2,924
Goodwill	4,421	3,932
Other long-term assets	5,597	5,819

Total assets	$50,996	$50,472

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$23	$102
Accounts payable	1,907	2,390
Accrued compensation and benefits	1,758	2,015
Accrued advertising	763	807
Deferred income on shipments to distributors	602	463
Other accrued liabilities	2,225	1,901
Income taxes payable	471	140

Total current liabilities	7,749	7,818

Long-term income taxes payable	386	736
Long-term debt	2,201	1,185
Other long-term liabilities	1,627	1,187
Contingencies (Note 24)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,520 shares issued and outstanding (5,562 as of December 27, 2008)	14,763	13,402
Accumulated other comprehensive income (loss)	233	(393)
Retained earnings	24,037	26,537

Total stockholders’ equity	39,033	39,546

Total liabilities and stockholders’ equity	$50,996	$50,472

[1]	As adjusted due to changes to the accounting for convertible debt instruments. See “Note 2: Accounting Changes.”
See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 26,	Sept. 27,
(In Millions)	2009	2008
Cash and cash equivalents, beginning of period	$3,350	$7,307

Cash flows provided by (used for) operating activities:
Net income	2,087	5,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,572	3,203
Share-based compensation	689	659
Restructuring, asset impairment, and net loss on retirement of assets	331	516
Excess tax benefit from share-based payment arrangements	(6)	(30)
Amortization of intangibles and other acquisition-related costs	219	194
(Gains) losses on equity method investments, net	175	460
(Gains) losses on other equity investments, net	86	104
(Gains) losses on divestitures	—	(59)
Deferred taxes	181	(415)
Changes in assets and liabilities:
Trading assets	299	83
Accounts receivable	(287)	(471)
Inventories	1,236	(60)
Accounts payable	(482)	146
Accrued compensation and benefits	(388)	(624)
Income taxes payable and receivable	775	(281)
Other assets and liabilities	(722)	(153)

Total adjustments	5,678	3,272

Net cash provided by operating activities	7,765	8,330

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,434)	(3,432)
Acquisitions, net of cash acquired	(853)	(9)
Purchases of available-for-sale investments	(5,375)	(5,152)
Maturities and sales of available-for-sale investments	5,084	6,519
Purchases of trading assets	(2,505)	(2,173)
Maturities and sales of trading assets	1,879	642
Loans receivable	(243)	—
Investments in non-marketable equity investments	(165)	(564)
Return of equity method investments	348	193
Proceeds from divestitures	—	75
Other investing activities	68	25

Net cash used for investing activities	(5,196)	(3,876)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(77)	325
Proceeds from government grants	—	2
Excess tax benefit from share-based payment arrangements	6	30
Issuance of long-term debt	1,980	—
Proceeds from sales of shares through employee equity incentive plans	367	1,103
Repurchase and retirement of common stock	(1,752)	(7,195)
Payment of dividends to stockholders	(2,334)	(2,322)

Net cash used for financing activities	(1,810)	(8,057)

Net increase (decrease) in cash and cash equivalents	759	(3,603)

Cash and cash equivalents, end of period	$4,109	$3,704

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$4	$4
Income taxes, net of refunds	$52	$2,941
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 27, 2008, except for changes in the accounting for convertible debt as a result of new accounting standards. Prior year balances have been retrospectively adjusted. See “Note 2: Accounting Changes” and “Note 18: Borrowings” for further discussion.
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
We have evaluated subsequent events through the date that the financial statements were issued on November 2, 2009.
Note 2: Accounting Changes
In the first quarter of 2009, we adopted new standards that changed the accounting for convertible debt instruments with cash settlement features. As of adoption, these new standards applied to our junior subordinated convertible debentures issued in 2005 (the 2005 debentures). Under the previous standards, our 2005 debentures were recognized entirely as a liability at historical value. In accordance with adopting these new standards, we retrospectively recognized both a liability and an equity component of the 2005 debentures at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the 2005 debentures and the fair value of the liability component, after adjusting for the deferred tax impact. The 2005 debentures were issued at a coupon rate of 2.95%, which was below that of a similar instrument that does not have a conversion feature (6.45%). Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is reduced over the expected life of the debt, which is also the stated life of the debt. These new standards are also applicable in accounting for our convertible debt issued during the third quarter of 2009. See “Note 18: Borrowings” for further discussion.
As a result of applying these new standards retrospectively to all periods presented, we recognized the following incremental effects on individual line items on the consolidated condensed balance sheets:

	December 27, 2008
	Before		After
(In millions)	Adoption	Adjustments	Adoption
Property, plant and equipment, net	$17,544	$30	$17,574
Other long-term assets[1]	$6,092	$(273)	$5,819
Long-term debt	$1,886	$(701)	$1,185
Common stock and capital in excess of par value	$12,944	$458	$13,402

[1]	Primarily relates to the adjustment made to the net deferred tax asset.
The adoption of these new standards did not result in a change to our prior-period consolidated condensed statements of operations, as the interest associated with our debt issuances is capitalized and added to the cost of qualified assets. The adoption of these new standards did not result in a significant change to depreciation expense or earnings per common share for the third quarter or the first nine months of 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In the first quarter of 2009, we adopted revised standards for business combinations. These revised standards generally require an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. These new standards are applicable to business combinations on a prospective basis beginning in the first quarter of 2009. Our acquisitions completed in the third quarter of 2009 have been accounted for using these revised standards. See “Note 14: Acquisitions.”
In the first quarter of 2009, we adopted new standards that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of these new standards did not have a significant impact on our consolidated financial statements.
In the second quarter of 2009, we adopted new standards that provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, we are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of these new standards did not have a significant impact on our consolidated financial statements.
In the second quarter of 2009, we adopted new standards for the recognition and measurement of other-than-temporary impairments for debt securities that replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in earnings, and amounts related to all other factors, which are recognized in other comprehensive income (loss). The adoption of these new standards did not have a significant impact on our consolidated financial statements. See “Note 6: Available-for-Sale Investments” for further discussion.
Note 3: Recent Accounting Standards
In December 2008, the FASB issued additional disclosure requirements for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. These additional disclosures do not change the accounting treatment for postretirement benefits plans and are effective for us for fiscal year 2009.
In June 2009, the FASB issued new standards for the accounting for transfers of financial assets. These new standards eliminate the concept of a qualifying special-purpose entity; remove the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; change the standards for derecognizing financial assets; and require enhanced disclosure. These new standards are effective for us beginning in the first quarter of fiscal year 2010 and are not expected to have a significant impact on our consolidated financial statements.
In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.
In August 2009, the FASB issued amended standards for the fair value measurement of liabilities. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.
In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.
Note 4: Fair Value
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.
Our financial instruments are measured and recorded at fair value, except for equity method investments, cost method investments, and most of our long-term debt. We measure our equity method and cost method investments at fair value quarterly; however, they are only recorded at fair value when an impairment charge is recognized. Our non-financial assets, such as intangible assets and property, plant and equipment, are measured at fair value when the carrying amount exceeds the undiscounted cash flows and are recorded at fair value only when an impairment charge is recognized.
Financial instruments that are not recorded at fair value are measured at fair value quarterly for disclosure purposes. The fair value of our non-marketable equity investments exceeded the carrying value by approximately $1.8 billion as of September 26, 2009 (the fair value exceeded the carrying value by approximately $300 million as of December 27, 2008). As of September 26, 2009, we had non-marketable equity investments in an unrealized loss position of approximately $50 million that had a fair value of approximately $280 million (unrealized loss position of approximately $100 million on non-marketable equity investments with a fair value of approximately $270 million as of December 27, 2008). The fair value of these investments takes into account the movements of the equity and venture capital markets as well as changes in the interest rate environment, and other economic variables. The fair value of our long-term debt was approximately $140 million higher than the long-term debt carrying value as of September 26, 2009 on our consolidated condensed balance sheet (approximately $35 million lower than the long-term debt carrying value as of December 27, 2008). The fair value of our long-term debt takes into consideration credit rating changes, interest rate changes, and other economic variables.
Fair Value Hierarchy
The three levels of inputs that may be used to measure fair value are as follows:
Level 1. Quoted prices in active markets for identical assets or liabilities.
Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data as well as quoted prices that were adjusted for security-specific restrictions.
Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 26, 2009 and December 27, 2008:

	September 26, 2009				December 27, 2008
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Commercial paper	$—	$5,096	$—	$5,096	$—	$4,387	$—	$4,387
Bank time deposits	—	1,309	—	1,309	—	633	—	633
Money market fund deposits	21	17	—	38	373	49	—	422
Floating-rate notes	435	5,523	460	6,418	126	6,366	392	6,884
Corporate bonds	216	1,407	171	1,794	26	225	163	414
Asset-backed securities	—	—	870	870	—	—	1,083	1,083
Municipal bonds	—	391	—	391	—	383	—	383
Marketable equity securities	720	46	—	766	308	44	—	352
Equity securities offsetting deferred compensation	—	—	—	—	299	—	—	299
Loans receivable	—	258	—	258	—	—	—	—
Derivative assets	—	197	18	215	—	158	15	173

Total assets measured and recorded at fair value	$1,392	$14,244	$1,519	$17,155	$1,132	$12,245	$1,653	$15,030

Liabilities
Long-term debt	$—	$—	$122	$122	$—	$—	$122	$122
Derivative liabilities	—	181	70	251	—	274	25	299

Total liabilities measured and recorded at fair value	$—	$181	$192	$373	$—	$274	$147	$421

The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended September 26, 2009:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Floating-Rate	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Notes	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of June 27, 2009	$382	$134	$895	$17	$(48)	$(124)
Total gains or losses (realized and unrealized):
Included in earnings[1]	—	3	11	(1)	(9)	2	6
Included in other comprehensive income (loss)	4	34	5	—	—	—	43
Purchases, sales, issuances, and settlements, net	125	—	(41)	2	—	—
Transfers in and/or out of Level 3	(51)	—	—	—	(13)	—

Balance as of September 26, 2009	$460	$171	$870	$18	$(70)	$(122)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of September 26, 2009[1]	$—	$3	$11	$(1)	$(9)	$2	$6

[1]	Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 26, 2009 are primarily reported in interest and other, net on the consolidated condensed statements of operations.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Floating-Rate	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Notes	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 27, 2008	$392	$163	$1,083	$15	$(25)	$(122)
Total gains or losses (realized and unrealized):
Included in earnings[1]	—	4	51	(6)	11	—	60
Included in other comprehensive income (loss)	—	23	(14)	—	—	—	9
Purchases, sales, issuances, and settlements, net	482	(19)	(250)	9	—	—
Transfers in and/or out of Level 3	(414)	—	—	—	(56)	—

Balance as of September 26, 2009	$460	$171	$870	$18	$(70)	$(122)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of September 26, 2009[1]	$—	$—	$50	$(5)	$11	$—	$56

[1]	Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 26, 2009 are primarily reported in interest and other, net on the consolidated condensed statements of operations.
The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended September 27, 2008:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
			Asset-
	Floating-	Corporate	Backed	Municipal	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Rate Notes	Bonds	Securities	Bonds	Assets	Liabilities	Debt	(Losses)
Balance as of June 28, 2008	$564	$206	$1,641	$16	$22	$(26)	$(126)
Total gains or losses (realized and unrealized):
Included in earnings[1]	—	(4)	(27)	—	(1)	6	1	(25)
Included in other comprehensive income (loss)	(2)	(13)	(2)	—	—	—	—	(17)
Purchases, sales, issuances, and settlements, net	—	(7)	(276)	—	(1)	—	—
Transfers in and/or out of Level 3	(100)	18	—	(16)	(2)	—	—

Balance as of September 27, 2008	$462	$200	$1,336	$—	$18	$(20)	$(125)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of September 27, 2008[1]	$—	$(4)	$(27)	$—	$(1)	$6	$1	$(25)

[1]	Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 27, 2008 are primarily reported in interest and other, net on the consolidated condensed statements of operations.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Floating-Rate	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Notes	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 29, 2007	$553	$180	$1,840	$18	$(15)	$(125)
Total gains or losses (realized and unrealized):
Included in earnings[1]	(1)	6	(46)	3	(5)	—	(43)
Included in other comprehensive income (loss)	(13)	(13)	(2)	—	—	—	(28)
Purchases, sales, issuances, and settlements, net	621	9	(456)	(6)	—	—
Transfers in and/or out of Level 3	(698)	18	—	3	—	—

Balance as of September 27, 2008	$462	$200	$1,336	$18	$(20)	$(125)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of September 27, 2008[1]	$(1)	$6	$(46)	$3	$(5)	$—	$(43)

[1]	Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 27, 2008 are primarily reported in interest and other, net on the consolidated condensed statements of operations.
Fair Value Option for Financial Assets/Liabilities
Under new accounting standards issued in 2008, all of our non-convertible long-term debt was eligible to be accounted for at fair value. However, we elected this fair value option only for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. We did not elect this fair value option for our Arizona bonds issued in 2005, since the bonds were carried at amortized cost and were not eligible to apply hedge accounting provisions due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated condensed balance sheets. As of September 26, 2009 and December 27, 2008, no other instruments were similar to the long-term debt instrument for which we elected fair value treatment.
The fair value of the 2007 Arizona bonds approximated carrying value at the time we elected the fair value option; therefore, we did not record a cumulative-effect adjustment to the beginning balance of retained earnings or to the deferred tax liability. As of September 26, 2009, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data as well as unobservable inputs which were significant to the fair value. Gains and losses on the 2007 Arizona bonds are recorded in interest and other, net on the consolidated condensed statements of operations. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.
We elected the fair value option for loans made in the second quarter of 2009. Our loans receivable are denominated in euros and mature in 2012-2013. In connection with our loans receivable, we entered into a currency interest rate swap agreement that effectively converts the euro-denominated fixed-rate loans receivable to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value are largely offset by changes in the fair value of the currency interest rate swap agreement, without the need to apply hedge accounting provisions. As of September 26, 2009, the fair value of our loans receivable did not significantly differ from the contractual principal balance. These loans receivable are classified within other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value, as well as interest income, are recorded in interest and other, net on the consolidated condensed statements of operations. We measure interest income using the interest method, which is based on the effective yield of the loans receivable rather than the stated coupon rate. During the third quarter of 2009 and the first nine months of 2009, gains from fair value changes of our loans receivable were offset by losses from fair value changes of the currency interest rate swap, resulting in a negligible net impact on our consolidated condensed statements of operations. Gains and losses attributable to changes in credit risk were not significant during the third quarter of 2009 and the first nine months of 2009. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for comparable companies.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the nine months ended September 26, 2009, and the gains (losses) recorded during the three and nine months ended September 26, 2009 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying				Three Months	Nine Months
	Value as of	Fair Value Measured and Recorded Using			Ended	Ended
(In Millions)	Sept. 26, 2009	Level 1	Level 2	Level 3	Sept. 26, 2009	Sept. 26, 2009
Non-marketable equity investments[1]	$217	$—	$—	$221	$(50)	$(162)
Property, plant and equipment[2]	33	—	22	15	(7)	(17)

Total gains (losses) for assets held as of September 26, 2009					$(57)	$(179)

Gains (losses) for property, plant and equipment assets no longer held					$(49)	$(101)
Gains (losses) for non-marketable equity investments no longer held					—	(6)

Total gains (losses) for recorded non-recurring measurement					$(106)	$(286)

[1]	Our carrying value as of September 26, 2009 did not equal our fair value measurement at the time of impairment due to the subsequent recognition of equity method adjustments.

[2]	Our carrying value as of September 26, 2009 did not equal our fair value measurement at the time of impairment due to the subsequent recognition of depreciation expense.
The following table presents the financial instruments that were measured and recorded at fair value on a non-recurring basis during the nine months ended September 27, 2008, and the gains (losses) recorded during the three and nine months ended September 27, 2008 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying				Three Months	Nine Months
	Value as of	Fair Value Measured and Recorded Using			Ended	Ended
(In Millions)	Sept. 27, 2008	Level 1	Level 2	Level 3	Sept. 27, 2008	Sept. 27, 2008
Non-marketable equity investments	$527	$—	$—	$527	$(281)	$(325)

Total gains (losses) for assets held as of September 27, 2008					$(281)	$(325)

A portion of our non-marketable equity investments were measured and recorded at fair value in the first nine months of 2009 and 2008 due to events or circumstances that significantly impacted the fair value of these investments, resulting in other-than-temporary impairment charges.
We recorded a $250 million impairment charge on our investment in Numonyx B.V. during the third quarter of 2008 to write down our investment to its fair value. Estimates for revenue, earnings, and future cash flows were revised lower due to a general decline in the NOR flash memory market segment. We measured the fair value of our investment in Numonyx using a combination of the income approach and the market approach. The income approach included the use of a weighted average of multiple discounted cash flow scenarios of Numonyx, which required the use of unobservable inputs, including assumptions of projected revenue, expenses, capital spending, and other costs, as well as a discount rate calculated based on the risk profile of the flash memory market segment comparable to our investment in Numonyx. The market approach included using financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The impairment charge was included in gains (losses) on equity method investments, net on the consolidated condensed statements of operations.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We also measured and recorded other non-marketable equity investments at fair value in the first nine months of 2009 and 2008 when we recognized other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices and inherent lack of liquidity. We calculated these fair value measurements using the market approach and/or the income approach. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; estimated costs; and appropriate discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of these non-marketable equity investments also takes into account movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, liquidation preferences for the investee’s capital, and other economic variables.
Additionally, certain of our property, plant and equipment were measured and recorded at fair value in the first nine months of 2009 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in other-than-temporary impairment charges. Most of these asset impairments relate to manufacturing assets.
Note 5: Trading Assets
Trading assets at fair value at the end of each period were as follows:

	September 26, 2009		Dec. 27, 2008
	Net		Net
	Unrealized		Unrealized
(In Millions)	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
Marketable debt instruments	$65	$3,671	$(96)	$2,863
Equity securities offsetting deferred compensation	—	—	(41)	299

Total trading assets	$65	$3,671	$(137)	$3,162

During the third quarter of 2009, we sold our equity securities offsetting deferred compensation and entered into derivative instruments that seek to offset changes in liabilities related to these deferred compensation arrangements. These deferred compensation liabilities were $496 million as of September 26, 2009 ($332 million as of December 27, 2008) and are included in other accrued liabilities. See “Note 8: Derivative Financial Instruments” for further information on our equity market risk management programs. Gross realized gains and losses on the sale of these equity securities offsetting deferred compensation were insignificant. Net losses on equity securities offsetting deferred compensation arrangements still held at the reporting date were $36 million in the third quarter of 2008 and $96 million in the first nine months of 2008.
Net gains on marketable debt instruments that we classified as trading assets held at the reporting date were $73 million in the third quarter of 2009 and $149 million in the first nine months of 2009 (losses of $107 million in the third quarter of 2008 and $98 million in the first nine months of 2008). Net losses on the related derivatives were $47 million in the third quarter of 2009 and $55 million in the first nine months of 2009 (gains of $64 million in the third quarter of 2008 and $36 million in the first nine months of 2008).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 6: Available-for-Sale Investments
Available-for-sale investments as of September 26, 2009 and December 27, 2008 were as follows:

	September 26, 2009				December 27, 2008
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized		Adjusted	Unrealized	Unrealized
(In Millions)	Cost	Gains	Losses[1]	Fair Value	Cost	Gains	Losses	Fair Value
Floating-rate notes	$5,881	$11	$(22)	$5,870	$6,599	$3	$(133)	$6,469
Commercial paper	4,630	—	—	4,630	3,244	4	—	3,248
Bank time deposits[2]	1,215	1	—	1,216	606	2	—	608
Money market fund deposits	22	—	—	22	419	—	—	419
Marketable equity securities	405	361	—	766	393	2	(43)	352
Asset-backed securities	249	2	(54)	197	374	—	(43)	331
Corporate bonds	285	25	—	310	270	4	(6)	268

Total available-for-sale investments	$12,687	$400	$(76)	$13,011	$11,905	$15	$(225)	$11,695

[1]	As of September 26, 2009, unrealized non-credit components of other-than-temporary impairments recognized on available-for-sale investments were not significant.

[2]	Bank time deposits were primarily issued by institutions outside the U.S. as of September 26, 2009 and December 27, 2008.
The available-for-sale investments that were in an unrealized loss position as of September 26, 2009 and December 27, 2008, aggregated by length of time that individual securities had been in a continuous loss position, were as follows:

	September 26, 2009
	Less than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
(In Millions)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Floating-rate notes	$(6)	$902	$(16)	$1,788	$(22)	$2,690
Asset-backed securities	—	—	(54)	159	(54)	159

Total	$(6)	$902	$(70)	$1,947	$(76)	$2,849

	December 27, 2008
	Less than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
(In Millions)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Floating-rate notes	$(70)	$2,933	$(63)	$1,701	$(133)	$4,634
Marketable equity securities	(43)	322	—	—	(43)	322
Asset-backed securities	—	—	(43)	312	(43)	312
Corporate bonds	(1)	6	(5)	77	(6)	83

Total	$(114)	$3,261	$(111)	$2,090	$(225)	$5,351

Substantially all of our unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations that occurred in an unstable credit environment that resulted in a decrease in the liquidity for these debt instruments. As of September 26, 2009, a substantial majority of our available-for-sale investments in an unrealized loss position were rated AA-/Aa3 or better. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have received the full par value of our original debt investments. We do not intend to sell our debt investments that have unrealized losses in accumulated other comprehensive income (loss). In addition, it is not more likely than not that we will be required to sell our debt investments that have unrealized losses in accumulated other comprehensive income (loss) before we recover the principal amounts invested, based on our evaluation of available evidence as of September 26, 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The amortized cost and fair value of available-for-sale debt investments as of September 26, 2009, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$8,576	$8,578
Due in 1-2 years	1,545	1,552
Due in 2-5 years	1,879	1,884
Due after 5 years	11	12
Instruments not due at a single maturity date[1]	271	219

Total	$12,282	$12,245

[1]	Includes asset-backed securities and money market fund deposits.
We sold available-for-sale investments, primarily marketable equity securities, for proceeds of $5 million in the third quarter of 2009 and $67 million in the first nine months of 2009 ($210 million in the third quarter of 2008 and $1.1 billion in the first nine months of 2008, primarily marketable debt instruments). The gross realized gains on sales of available-for-sale investments were not significant in the third quarter of 2009 and $12 million in the first nine months of 2009 ($5 million in the third quarter of 2008 and $27 million in the first nine months of 2008) and were primarily related to our sales of marketable equity securities. We determine the cost of the investment sold based on the specific identification method. Impairment charges recognized on available-for-sale investments were not significant in the third quarter of 2009 and $9 million in the first nine months of 2009 ($45 million in the third quarter of 2008 and $140 million in the first nine months of 2008). The 2008 impairment charges were primarily related to $97 million of impairment charges on our investment in Micron Technology, Inc. Gross realized losses on sales were insignificant during the third quarter of 2009 and 2008 and the first nine months of 2009 and 2008.
The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in accumulated other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
Net unrealized holding gains (losses) included in accumulated other comprehensive income (loss)	$314	$(269)	$537	$(628)
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$—	$(7)	$(8)	$(73)
Other-Than-Temporary Impairment of Marketable Debt Instruments
If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instrument’s amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss). In the third quarter of 2009, the credit and non-credit components of other-than-temporary impairments recognized on available-for-sale debt instruments were not significant.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 7: Inventories
Inventories at the end of each period were as follows:

	Sept. 26,	Dec. 27,
(In Millions)	2009	2008
Raw materials	$398	$608
Work in process	1,072	1,577
Finished goods	1,020	1,559

Total inventories	$2,490	$3,744

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
Currency Exchange Rate Risk
We are exposed to currency exchange rate risk on our non-U.S.-dollar-denominated investments in debt instruments and loans receivable, which are generally hedged with offsetting currency forward contracts, currency options, or currency interest rate swaps. A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Israeli shekel, the Chinese yuan, and the Japanese yen. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.
Our currency risk management programs include:
•	Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated condensed statements of operations as the impact of the hedged transaction.
•	Currency derivatives with fair value hedge accounting designation that utilize currency forward contracts and currency options to hedge the fair value exposure of recognized foreign-currency-denominated assets or liabilities, or previously unrecognized firm commitments. For fair value hedges, we recognize gains or losses in earnings to offset fair value changes in the hedged asset/liability. As of September 26, 2009 and December 27, 2008, we did not have any derivatives designated as foreign currency fair value hedges.
•	Currency derivatives without hedge accounting designation that utilize currency forward contracts, currency options, or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities and non-U.S.-dollar-denominated debt instruments classified as trading assets. The maturity of these instruments generally occurs within 12 months, except for derivatives associated with certain long-term equity-related investments and our loans receivable that generally mature within five years. Changes in the U.S.-dollar-equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the line item on the consolidated condensed statements of operations most closely associated with the economic underlying, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on other equity investments, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Interest Rate Risk
Our primary objective for holding investments in debt instruments is to preserve principal while maximizing yields. We generally swap the returns on our investments in fixed-rate debt instruments with remaining maturities longer than six months into U.S. dollar three-month LIBOR-based returns unless management specifically approves otherwise.
Our interest rate risk management programs include:
•	Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of debt instruments. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated condensed statements of operations as the impact of the hedged transaction.
•	Interest rate derivatives with fair value hedge accounting designation that utilize interest rate swap agreements to hedge the fair values of debt instruments. We recognize the gains or losses from the changes in fair value of these instruments, as well as the offsetting change in the fair value of the hedged debt instruments, in interest expense. As of September 26, 2009 and December 27, 2008, we did not have any interest rate derivatives designated as fair value hedges.
•	Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets. Floating interest rates on the swaps are reset on a monthly, quarterly, or semiannual basis. Changes in fair value of the debt instruments classified as trading assets are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.
Equity Market Risk
Our marketable investments include marketable equity securities and equity derivative instruments such as warrants and options. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activity; however, for our investments in strategic equity derivative instruments, including warrants, we may enter into transactions to reduce or eliminate the equity market risks. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Prior to the third quarter of 2009, we held equity securities, which were classified as trading assets, to generate returns that sought to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. In the third quarter of 2009, we sold these securities and began utilizing derivative instruments to offset the equity market risks of these deferred compensation arrangements. The gains and losses on the derivative instruments are intended to more closely offset changes in the liabilities related to the deferred compensation arrangements than our previous method of investing in equity securities.
Our equity market risk management programs include:
•	Equity derivatives with hedge accounting designation that utilize equity options, swaps, or forward contracts to hedge the equity market risk of marketable equity securities when these investments are not considered to have strategic value. These derivatives are generally designated as fair value hedges. We recognize the gains or losses from the change in fair value of these equity derivatives, as well as the offsetting change in the fair value of the underlying hedged equity securities, in gains (losses) on other equity investments, net. As of September 26, 2009 and December 27, 2008, we did not have any equity derivatives designated as fair value hedges.
•	Equity derivatives without hedge accounting designation that utilize equity derivatives, such as warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on other equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in interest and other, net.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Credit Risk
We typically do not hold derivative instruments for the purpose of managing credit risk, since we limit the amount of credit exposure to any one counterparty and generally enter into derivative transactions with high-credit-quality counterparties. As of September 26, 2009 and December 27, 2008, our credit risk management program did not include credit derivatives.
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

	Sept. 26,	Dec. 27,	Sept. 27,
(In Millions)	2009	2008	2008
Currency forwards	$3,717	$4,331	$4,511
Embedded debt derivative	3,600	1,600	1,600
Currency interest rate swaps	1,455	612	649
Interest rate swaps	1,254	1,209	1,187
Total return swaps	480	125	125
Currency options	281	—	—
Other	100	163	174

Total	$10,887	$8,040	$8,246

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options, presented by currency, were as follows:

	Sept. 26,	Dec. 27,	Sept. 27,
(In Millions)	2009	2008	2008
Euro	$2,707	$1,819	$2,288
Israeli shekel	625	680	730
British pound sterling	620	366	375
Japanese yen	605	909	575
Chinese yuan	335	491	489
Malaysian ringgit	241	326	295
Other	320	352	408

Total	$5,453	$4,943	$5,160

We utilize a rolling hedge strategy for the majority of our currency forward contracts with cash flow hedge accounting designation that hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of our currency forward contracts are single delivery, which are settled at maturity involving one cash payment exchange.
We use interest rate swaps and currency interest rate swaps to hedge interest rate and currency exchange rate risk components for our fixed-rate debt instruments with remaining maturities longer than six months and for debt instruments denominated in currencies other than the U.S dollar. These swaps have multiple deliveries, which are settled at various interest payment times involving cash payments at each interest and principal payment date, with the majority of the contracts having quarterly payments.
Credit-Risk-Related Contingent Features
An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. As of September 26, 2009 and December 27, 2008, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments as of September 26, 2009 and December 27, 2008 were as follows:

	Sept. 26, 2009				Dec. 27, 2008
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging instruments
Currency forwards	$120	$2	$7	$—	$83	$—	$122	$2
Other	1	—	5	—	1	—	4	—

Total derivatives designated as hedging instruments	$121	$2	$12	$—	$84	$—	$126	$2

Derivatives not designated as hedging instruments
Currency forwards	$12	$—	$8	$—	$38	$—	$38	$—
Interest rate swaps	16	—	83	—	—	—	62	—
Currency interest rate swaps	—	—	73	15	38	—	25	—
Embedded debt derivative	—	—	—	43	—	—	—	36
Total return swaps	40	4	—	—	—	2	—	—
Other	6	14	17	—	1	10	10	—

Total derivatives not designated as hedging instruments	$74	$18	$181	$58	$77	$12	$135	$36

Total derivatives	$195	$20	$193	$58	$161	$12	$261	$38

Derivatives in Cash Flow Hedging Relationships
The before-tax effects of derivative instruments in cash flow hedging relationships for the three months ended September 26, 2009 and September 27, 2008 were as follows:

	Gains (Losses)
	Recognized in					Gains (Losses) Recognized in Income
	OCI on Derivatives		Gains (Losses) Reclassified From Accumulated			on Derivatives (Ineffective Portion and
	(Effective Portion)		OCI Into Income (Effective Portion)			Amount Excluded From Effectiveness Testing)[1]
(In Millions)	Q3 2009	Q3 2008	Location	Q3 2009	Q3 2008	Location	Q3 2009	Q3 2008
Currency forwards	$101	$(139)	Cost of sales	$(4)	$15	Interest and other, net	$(1)	$—
			R&D	(4)	12
			MG&A	1	4
Other	(4)	(1)	Cost of sales	(2)	—

Total	$97	$(140)		$(9)	$31		$(1)	$—

[1] Gains (losses) related to the ineffective portion of the hedges were not significant in the third quarters of 2009 and 2008.
The before-tax effects of derivative instruments in cash flow hedging relationships for the nine months ended September 26, 2009 and September 27, 2008 were as follows:

	Gains (Losses)
	Recognized in					Gains (Losses) Recognized in Income
	OCI on Derivatives		Gains (Losses) Reclassified From Accumulated			on Derivatives (Ineffective Portion and
	(Effective Portion)		OCI Into Income (Effective Portion)			Amount Excluded From Effectiveness Testing)[1]
(In Millions)	2009	2008	Location	2009	2008	Location	2009	2008
Currency forwards	$42	$33	Cost of sales	$(34)	$79	Interest and other, net	$1	$(10)
			R&D	(34)	40
			MG&A	(22)	25
Other	(11)	—	Cost of sales	(10)	—

Total	$31	$33		$(100)	$144		$1	$(10)

[1]	Gains (losses) related to the ineffective portion of the hedges were not significant in the first nine months of 2009 and 2008.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We estimate that we will reclassify approximately $110 million (before taxes) of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was not a significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of operations were as follows:

		Three Months Ended		Nine Months Ended
	Location of Gains (Losses)	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	Recognized in Income on Derivative	2009	2008	2009	2008
Currency forwards	Interest and other, net	$40	$7	$13	$24
Interest rate swaps	Interest and other, net	(5)	5	12	4
Currency interest rate swaps	Interest and other, net	(46)	39	(51)	16
Total return swaps	Interest and other, net	41	1	42	3
Other	Interest and other, net	(6)	3	(1)	(7)
Other	Gains (losses) on other equity investments, net	(5)	(2)	2	(2)

Total		$19	$53	$17	$38

Note 9: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

	Sept. 26,	Dec. 27,
(In Millions)	2009	2008
Non-marketable equity method investments	$2,520	$3,032
Non-marketable cost method investments	990	1,021
Identified intangible assets	972	775
Other	1,115	991

Total other long-term assets	$5,597	$5,819

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
These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated our investment balances as of September 26, 2009, which were $1.4 billion in IMFT and $305 million in IMFS ($1.7 billion in IMFT and $329 million in IMFS as of December 27, 2008). Our investments in these ventures are classified within other long-term assets. As of September 26, 2009, except for the amount due to IMFT and IMFS for product purchases and services, we did not incur any additional liabilities in connection with our interests in these joint ventures. In addition to the potential loss of our existing investments, our actual losses could be higher, as Intel and Micron are liable for other future operating costs and/or obligations of IMFT and IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Our portion of IMFT’s costs, primarily related to product purchases and start-up costs, was approximately $140 million during the third quarter of 2009 and approximately $535 million during the first nine months of 2009 (approximately $290 million during the third quarter of 2008 and approximately $815 million during the first nine months of 2008). The amount due to IMFT for product purchases and services provided was approximately $60 million as of September 26, 2009 and approximately $190 million as of December 27, 2008. During the first nine months of 2009, $324 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($193 million during the first nine months of 2008).
Micron and Intel are considered related parties under the accounting standards for consolidating variable interest entities. As a result, the primary beneficiary is the entity that is most closely associated with the joint ventures. To make that determination, we reviewed several factors. The most important factors were consideration of the size and nature of the joint ventures’ operations relative to Micron and Intel, and which party had the majority of economic exposure under the purchase agreements. Based on those factors, we have determined that we are not most closely associated with the joint ventures; therefore, we account for our interests using the equity method of accounting and do not consolidate these joint ventures.
We determine the fair value of our investments in IMFT and IMFS and related intangible assets using the income approach, based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business. The assumptions that most significantly affect the fair value determination are the estimates for projected revenue and discount rate. Estimates used in the fair value determination could change and result in an impairment of our investments.
Numonyx
In 2008, we divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx. As of September 26, 2009, our investment balance in Numonyx was $438 million and is included within other long-term assets ($484 million as of December 27, 2008). Our investment in Numonyx is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. During the third quarter of 2008, we recorded a $250 million impairment charge on our investment in Numonyx within gains (losses) on equity method investments, net. See “Note 4: Fair Value” for further discussion.
In 2008, Numonyx entered into an unsecured, four-year senior credit facility of up to $550 million, consisting of a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics N.V. have each provided the lenders with a guarantee of 50% of the payment obligations of Numonyx under the senior credit facility. A demand on our guarantee can be triggered if Numonyx is unable to meet its obligations under the credit facility. Acceleration of the obligations of Numonyx under the credit facility could be triggered by a monetary default of Numonyx or, in certain circumstances, by events affecting the creditworthiness of STMicroelectronics. The maximum amount of future undiscounted payments that we could be required to make under the guarantee is $275 million plus accrued interest, expenses of the lenders, and penalties. As of September 26, 2009, the carrying amount of the liability associated with the guarantee was $79 million, unchanged from the amount initially recorded in 2008, and is included in other accrued liabilities.
Clearwire LLC
As of September 26, 2009, our investment balance in Clearwire Communications, LLC (Clearwire LLC) was $195 million and is included within other long-term assets ($238 million as of December 27, 2008). Our investment in Clearwire LLC is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. As of September 26, 2009, the carrying value of our investment in Clearwire LLC is approximately $380 million below our share of the book value of the net assets of Clearwire Corporation, and a substantial majority of this difference has been assigned to Clearwire spectrum assets, a majority of which have an indefinite life.
Note 11: Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net included:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
Equity method losses, net	$(41)	$(120)	$(144)	$(212)
Impairment charges	(19)	(257)	(32)	(261)
Other, net	1	12	1	13

Total gains (losses) on equity method investments, net	$(59)	$(365)	$(175)	$(460)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 12: Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net included:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
Impairment charges	$(31)	$(55)	$(136)	$(173)
Gains on sales	6	15	16	49
Other, net	5	9	34	20

Total gains (losses) on other equity investments, net	$(20)	$(31)	$(86)	$(104)

Note 13: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
Interest income	$34	$126	$144	$461
Interest expense	—	—	(1)	(8)
Other, net	(2)	5	15	13

Total interest and other, net	$32	$131	$158	$466

Note 14: Acquisitions
Consideration for acquisitions that qualify as business combinations includes the net cash paid and the fair value of any vested share-based awards assumed. During the third quarter of 2009, we completed two acquisitions qualifying as business combinations for total consideration of $885 million (net of $59 million cash acquired). Substantially all of this amount related to the acquisition of Wind River Systems Inc., a leading vendor of software for embedded devices, completed by acquiring all issued and outstanding Wind River common shares. The acquisition of Wind River will enable the introduction of leading-edge products for the embedded and handheld market segments resulting in synergistic benefits for our existing operations.
The combined consideration for acquisitions completed in the third quarter of 2009 was allocated as follows:

(In Millions)
Fair value of net tangible assets acquired	$47
Goodwill	489
Acquired developed technology	148
Other identified intangible assets	169
Share-based awards assumed	32

Total	$885

The completed acquisitions in the third quarter of 2009 were not significant to our consolidated results of operations.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 15: Goodwill
Goodwill activity by reportable operating segment for the first nine months of 2009 was as follows:

	Digital
	Enterprise	Mobility
(In Millions)	Group	Group	All Other	Total
Goodwill, net
December 27, 2008	$3,515	$248	$169	$3,932
Additions due to business combinations	192	142	155	489

September 26, 2009	$3,707	$390	$324	$4,421

In the third quarter of 2009, we completed the acquisition of Wind River (see “Note 14: Acquisitions”). Goodwill recognized from this acquisition was assigned to our Digital Enterprise Group, our Mobility Group, our Digital Home Group, and our Wind River Software Group based on the relative expected fair value provided by the acquisition. The assignment to our Digital Enterprise Group, our Mobility Group, and our Digital Home Group was based on the proportionate synergistic benefits expected to be generated for each group resulting from enhanced market presence for existing businesses. The goodwill assigned to our Wind River Software Group represents most of the amount reflected under the “All Other” category in the table above.
No goodwill was impaired during the first nine months of 2009 and 2008, and the accumulated impairment losses as of December 27, 2008 and September 26, 2009 was $713 million, substantially all of which was related to our Digital Enterprise Group.
Note 16: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of September 26, 2009:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,190	$(578)	$612
Acquisition-related developed technology	166	(18)	148
Other intangible assets	509	(297)	212

Total identified intangible assets	$1,865	$(893)	$972

Identified intangible assets consisted of the following as of December 27, 2008:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,206	$(582)	$624
Acquisition-related developed technology	22	(8)	14
Other intangible assets	340	(203)	137

Total identified intangible assets	$1,568	$(793)	$775

During the first nine months of 2009, we acquired intellectual property assets for $99 million with a weighted average life of 6 years. During the first nine months of 2009, as a result of our acquisition of Wind River, we recorded acquisition-related developed technology for $148 million with a weighted average life of 4 years and additions to other intangible assets of $169 million. The substantial majority of other intangible assets recorded were associated with customer relationships and the Wind River trade name with a weighted average life of 7 years. The remaining amount included in other intangible assets is related to acquired in-process research and development.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We recorded the amortization of identified intangible assets on the consolidated condensed statements of operations as follows: intellectual property assets generally in cost of sales; acquisition-related developed technology in amortization of acquisition-related intangibles and costs; and other intangible assets as either a reduction of revenue or in amortization of acquisition-related intangibles and costs. The amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
Intellectual property assets	$37	$41	$111	$122
Acquisition-related developed technology	$11	$2	$14	$4
Other intangible assets	$34	$25	$94	$68
Based on identified intangible assets recorded as of September 26, 2009, and assuming the underlying assets will not be impaired in the future, we expect amortization expense for each period to be as follows:

(In Millions)	2009[1]	2010	2011	2012	2013
Intellectual property assets	$37	$147	$95	$84	$67
Acquisition-related developed technology	$15	$54	$45	$24	$10
Other intangible assets	$35	$26	$20	$24	$23

[1]	Reflects the remaining three months of 2009.
Note 17: Restructuring and Asset Impairment Charges
The following table summarizes restructuring and asset impairment charges by plan:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
2009 restructuring program	$63	$—	$212	$—
2006 efficiency program	—	34	16	459

Total restructuring and asset impairment charges	$63	$34	$228	$459

We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities.
2009 Restructuring Program
In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations. These plans include closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. Restructuring and asset impairment charges were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
Employee severance and benefit arrangements	$63	$—	$205	$—
Asset impairment charges	—	—	7	—

Total restructuring and asset impairment charges	$63	$—	$212	$—

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring program during the first nine months of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	208	7	215
Adjustments	(3)	—	(3)
Cash payments	(134)	—	(134)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of September 26, 2009	$71	$—	$71

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of September 26, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
The net charges above include $205 million that relate to employee severance and benefit arrangements for approximately 6,500 employees.
2006 Efficiency Program
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
Employee severance and benefit arrangements	$—	$29	$8	$125
Asset impairment charges	—	5	8	334

Total restructuring and asset impairment charges	$—	$34	$16	$459

During the first quarter of 2008, we incurred $275 million in additional asset impairment charges related to assets that we sold in the second quarter of 2008 in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges using the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. We had previously incurred $85 million in asset impairment charges in 2007 related to assets that we sold in the second quarter of 2008 in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture.
The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during the first nine months of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	18	8	26
Adjustments	(10)	—	(10)
Cash payments	(65)	—	(65)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of September 26, 2009	$—	$—	$—

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The 2006 efficiency program is substantially complete as of September 26, 2009.
From the third quarter of 2006 through the third quarter of 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $686 million related to employee severance and benefit arrangements for approximately 11,300 employees, and $896 million in asset impairment charges.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 18: Borrowings
We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first nine months of 2009 were approximately $610 million, although no commercial paper remained outstanding as of September 26, 2009.
In 2005, we issued $1.6 billion of junior subordinated convertible debentures (the 2005 debentures) due in 2035. During the third quarter of 2009, we issued $2.0 billion of junior subordinated convertible debentures (the 2009 debentures) due in 2039. Both the 2005 and 2009 debentures pay a fixed rate of interest semiannually. We capitalized all interest associated with these debentures during the periods presented.

	2005 Debentures	2009 Debentures
Coupon interest rate	2.95%	3.25%
Effective interest rate[1]	6.45%	7.20%
Maximum amount of contingent interest that will accrue per year[2]	0.40%	0.50%

[1]	The effective rate is based on the rate for a similar instrument that does not have a conversion feature.

[2]	Both the 2005 and 2009 debentures have a contingent interest component that will require us to pay interest based on certain thresholds and for certain events commencing on December 15, 2010 and August 1, 2019, for the 2005 and 2009 debentures, respectively, as outlined in the indentures governing the 2005 and 2009 debentures. The fair value of the related embedded derivative was $27 million and $16 million as of September 26, 2009 for the 2005 and 2009 debentures, respectively ($36 million as of December 27, 2008 for the 2005 debentures).
Both the 2005 and 2009 debentures are convertible, subject to certain conditions, into shares of our common stock. Holders can surrender the 2005 debentures for conversion at any time. We can settle any conversion or repurchase of the 2005 debentures in cash or stock at our option. However, we will settle any conversion or repurchase of the 2009 debentures in cash up to the face value and any amount in excess of face value will be settled in cash or stock at our option. On or after December 15, 2012, we can redeem, for cash, all or part of the 2005 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. On or after August 5, 2019, we can redeem, for cash, all or part of the 2009 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. If certain events occur in the future, the indentures governing the 2005 and 2009 debentures provide that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. Both the 2005 and 2009 debentures are subordinated in right of payment to our existing and future senior debt and to the other liabilities of our subsidiaries. We concluded that both the 2005 and 2009 debentures are not conventional convertible debt instruments and that the embedded stock conversion options qualify as derivatives. In addition, we have concluded that the embedded conversion options would be classified in stockholders’ equity if they were freestanding derivative instruments. As such, the embedded conversion options are not accounted for separately as derivatives.

	2005 Debentures		2009 Debentures
	Sept. 26,	Dec. 27,	Sept. 26,
(In Millions, Except Per Share Amounts)	2009	2008	2009
Outstanding Principal	$1,600	$1,600	$2,000
Equity component carrying amount	$466	$466	$613
Unamortized discount[1]	$694	$701	$955
Net debt carrying amount	$893	$886	$1,028
Conversion rate (shares of common stock per $1,000 principal amount of debentures) [2]	32.1175	31.1762	44.0917
Effective conversion price (per share of common stock)	$31.14	$31.53	$22.68

[1]	The remaining amortization periods for the 2005 and 2009 debentures are approximately 26 and 30 years, respectively, as of September 26, 2009.

[2]	The conversion rate adjusts for certain events outlined in the indentures governing the 2005 and 2009 debentures, such as quarterly dividend distributions in excess of 10 cents and 14 cents per share, for the 2005 and 2009 debentures, respectively, but does not adjust for accrued interest. In addition, the conversion rate will increase for a holder of either the 2005 or 2009 debentures who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel, as described in the indentures governing the 2005 and 2009 debentures.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 19: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
In May 2009, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 134 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 428 million shares. The approval also extended the expiration date of the 2006 Plan to June 2012. The maximum shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) were increased to 253 million shares. As of September 26, 2009, 207 million shares remained available for future grant under the 2006 Plan.
In addition, stockholders approved an employee stock option exchange program (Option Exchange). On September 28, 2009, we commenced the Option Exchange to allow employees (not listed officers) the opportunity to exchange eligible stock options for a lesser number of new stock options that have approximately the same fair value as the options surrendered. The exchange offer expired at 8 p.m. Pacific Time on October 30, 2009. The number of common shares subject to outstanding options will reduce as a result of the exchange offer. However, as of the date the financial statements were issued, the impact of the Option Exchange was still being determined. The new stock options granted as part of the exchange will vest in equal annual increments over a four-year period from date of grant and expire seven years from the grant date.
In the second quarter of 2009, we began issuing restricted stock units with both a market condition and a service condition (market-based restricted stock units), which were referred to in our 2009 Proxy Statement as outperformance stock units, to a small group of senior officers. In the third quarter of 2009, we issued market-based restricted stock units to our non-employee directors. The number of shares of Intel common stock to be received at vesting will range from 33% to 200% of the target amount, based on total shareholder return (TSR) on Intel common stock measured against the benchmark TSR of a peer group over a three year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of September 26, 2009, there were 2 million market-based restricted stock units outstanding. These market-based restricted stock units accrue dividend equivalents and vest three years and one month from the grant date.
In connection with our completed acquisition of Wind River, we assumed Wind River’s equity incentive plans and issued replacement awards in the third quarter of 2009. The stock options and restricted stock units issued generally retain the terms and conditions of the respective plans under which they were originally granted. We will not grant additional shares under these plans.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the average of the high and low price of our common stock on specific dates. Under the 2006 Stock Purchase Plan, 240 million shares of common stock were made available for issuance through August 2011. As of September 26, 2009, 157 million shares are available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
Share-based compensation recognized in the third quarter of 2009 was $218 million and $689 million for the first nine months of 2009 ($197 million in the third quarter of 2008 and $659 million for the first nine months of 2008).
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

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Estimated values	$17.98	$20.42	$14.55	$20.72
Risk-free interest rate	1.1%	2.5%	0.9%	2.1%
Dividend yield	3.0%	2.6%	3.5%	2.5%
Volatility	34%	n/a	46%	n/a

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

	Stock Options				Stock Purchase Plan[1]
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008	2009	2008	2009	2008
Estimated values	$4.40	$6.10	$4.72	$5.82	$4.56	$5.50	$4.14	$5.32
Expected life (in years)	4.8	4.8	4.9	4.9	.5	.5	.5	.5
Risk free interest rate	2.4%	3.3%	1.8%	2.9%	0.4%	1.9%	0.4%	2.1%
Volatility	34%	36%	46%	34%	33%	36%	44%	35%
Dividend yield	3.0%	2.6%	3.6%	2.5%	2.9%	2.5%	3.6%	2.5%

[1]	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units for the first nine months of 2009 was as follows:

		Weighted
		Average Grant-	Aggregate
	Number of	Date Fair	Fair
(In Millions, Except Per Share Amounts)	Shares	Value	Value[1]
December 27, 2008	67.3	$20.18
Granted	59.1	$14.55
Assumed in acquisition	1.6	$17.52
Vested[2]	(18.2)	$20.09	$281
Forfeited	(2.8)	$18.47

September 26, 2009	107.0	$17.10

[1]	Represents the value of Intel common stock on the date that the restricted stock units vest. On the grant date, the fair value for these vested awards was $366 million.

[2]	The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock Option Awards
Activity with respect to outstanding stock options for the first nine months of 2009 was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Exercise Price	Value[1]
December 27, 2008	612.0	$27.70
Grants	35.1	$15.55
Assumed in acquisition	9.0	$15.42
Exercises	(2.0)	$14.66	$9
Cancellations and forfeitures	(23.4)	$27.95
Expirations	(33.0)	$31.09

September 26, 2009	597.7	$26.65

Options exercisable as of:
December 27, 2008	517.0	$28.78
September 26, 2009	506.2	$27.98

[1]	Represents the difference between the exercise price and the value of Intel common stock at the time of exercise.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Stock Purchase Plan
Employees purchased 30.9 million shares in the first nine months of 2009 (25.9 million shares in the first nine months of 2008) for $344 million ($453 million in the first nine months of 2008) under the 2006 Stock Purchase Plan.
Note 20: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of September 26, 2009, $5.7 billion remained available for repurchase under the existing repurchase authorization. We utilized the majority of the proceeds from the issuance of the 2009 debentures to repurchase 88.2 million shares at a cost of $1.7 billion during the third quarter and the first nine months of 2009. We repurchased 93.4 million shares at a cost of $2.1 billion during the third quarter of 2008 and 324.1 million shares at a cost of $7.1 billion during the first nine months of 2008. We have repurchased and retired 3.4 billion shares at a cost of approximately $69 billion since the program began in 1990. Our repurchases in 2009 and a portion of our repurchases in 2008 were executed in privately negotiated transactions.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first nine months of 2009, we withheld 5.3 million shares (3.5 million shares during the first nine months of 2008) to satisfy $81 million ($78 million during the first nine months of 2008) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.
Note 21: Earnings Per Share
We computed our basic and diluted earnings per common share as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions, Except Per Share Amounts)	2009	2008	2009	2008
Net income available to common shareholders[1]	$1,856	$2,014	$2,087	$5,058

Weighted average common shares outstanding — basic	5,537	5,603	5,568	5,696
Dilutive effect of employee equity incentive plans	28	38	24	43
Dilutive effect of convertible debt	51	51	51	51

Weighted average common shares outstanding — diluted	5,616	5,692	5,643	5,790

Basic earnings per common share	$0.34	$0.36	$0.37	$0.89

Diluted earnings per common share	$0.33	$0.35	$0.37	$0.87

[1]	Net income available to participating securities was not significant for the third quarter and first nine months of 2009.
We computed our basic earnings per common share using net income available to common shareholders and the weighted average number of common shares outstanding during the period. We computed diluted earnings per common share using net income available to common shareholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for the 2005 debentures. However, as our 2009 debentures requires settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares is determined by applying the treasury stock method for these debentures. For further details on the specific conversion features of our 2005 and 2009 debentures, see “Note 18: Borrowings.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
For the third quarter of 2009, we excluded 540 million outstanding weighted average stock options (565 million for the first nine months of 2009) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (462 million for the third quarter of 2008 and 473 million for the first nine months of 2008). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. We also excluded our 2009 debentures from the calculation of diluted earnings per common share because the conversion option of these debentures was antidilutive. In the future we could have potentially dilutive shares if the average market price is above the conversion price.
Note 22: Comprehensive Income
The components of total comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	Sept 26,	Sept. 27,	Sept 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
Net income	$1,856	$2,014	$2,087	$5,058
Change in net unrealized holding gain (loss) on available-for-sale investments[1]	201	(166)	348	(351)
Change in deferred tax asset valuation allowance[2]	92	—	143	—
Change in net unrealized holding gain (loss) on derivatives	93	(99)	124	(46)
Change in net actuarial loss	—	—	11	—

Total comprehensive income	$2,242	$1,749	$2,713	$4,661

[1]	Beginning in the second quarter of 2009, non-credit-related other-than-temporary impairment losses are included as a component of other comprehensive income.

[2]	Amount relates to the reversal of a portion of our deferred tax asset valuation allowance attributed to changes in unrealized holding gains on our available-for-sale equity securities.
The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows:

	Sept 26,	Dec. 27,
(In Millions)	2009	2008
Accumulated net unrealized holding gain (loss) on available-for-sale investments[1]	$209	$(139)
Accumulated net change in deferred tax asset valuation allowance	143	—
Accumulated net unrealized holding gain (loss) on derivatives	172	48
Accumulated net prior service costs	(10)	(10)
Accumulated net actuarial losses	(279)	(290)
Accumulated transition obligation	(2)	(2)

Total accumulated other comprehensive income (loss)	$233	$(393)

[1]	As of September 26, 2009, accumulated unrealized non-credit-related other-than-temporary impairment losses on available-for-sale debt instruments were not significant.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 23: Taxes
Provision for Taxes
Our effective income tax rate was 26.7% in the third quarter of 2009 compared to 28.9% in the third quarter of 2008. The effective tax rate for the third quarter of 2009 was positively impacted by a higher percentage of our profits being derived from lower-tax jurisdictions compared to the third quarter of 2008 and the U.S R&D income tax credit that was reinstated in the fourth quarter of 2008. The third quarter of 2009 effective tax rate was negatively impacted by adjustments for differences between our finalized tax return and the provision recorded, and other adjustments to tax provisions from prior years, which were partially offset by settlements and effective settlements of various uncertain tax positions.
Our effective income tax rate for the first nine months of 2009 was 32.9%, compared to 30.9% for the first nine months of 2008. Based on our analysis, the European Commission (EC) fine recorded in the second quarter of 2009 is not tax deductible. For further information on the EC fine, see “Note 24: Contingencies.” The EC fine of $1.447 billion, with no associated reduction in the provision for taxes, significantly increased our effective tax rate in the first nine months of 2009. The impact of the EC fine was partially offset by a higher percentage of our profits being derived from lower-tax jurisdictions compared to the first nine months of 2008 and the U.S. R&D income tax credit that was reinstated in the fourth quarter of 2008. In addition, the effective tax rate was also positively impacted by settlements and effective settlements of various uncertain tax positions, partially offset by adjustments for differences between our finalized tax return and the provision recorded, and other adjustments to tax provisions from prior years.
Unrecognized Tax Benefits
Our gross unrecognized tax benefits were $377 million as of September 26, 2009 ($744 million as of December 27, 2008). The decrease in gross unrecognized tax benefits is primarily related to settlements, effective settlements, and reductions in tax positions taken during prior periods related to issues settled in U.S. federal, U.S. state, and non-U.S. tax returns.
Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. However, we can reasonably expect a minimum reduction of approximately $200 million of our existing gross unrealized tax benefits upon settlement or effective settlement with the various tax authorities, the closure of certain audits, and the lapse of statute of limitations within the next 12 months.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that we and our Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. AMD’s complaint seeks unspecified treble damages, punitive damages, an injunction requiring Intel to cease any conduct found to be unlawful, and attorneys’ fees and costs. We have answered the complaint, denying the material allegations and asserting various affirmative defenses. In February 2007, we reported to the Court that we had discovered certain lapses in our retention of electronic documents. We then stipulated to a court order requiring us to further investigate and report on those lapses, as well as develop a plan to remediate the issues. We completed the investigation and provided detailed information to the Court and AMD throughout 2007 and 2008. The Court also approved our remediation plan, which is now completed. The Court granted our request for an order to permit discovery against AMD in order to investigate its retention practices, including potential lapses in AMD’s retention of electronic documents. On October 14, 2009, Intel and AMD both filed motions against the other seeking sanctions for alleged lapses in the other party’s document retention efforts. We anticipate that the Special Master will rule on those motions in the first quarter of 2010. Discovery closed on June 12, 2009. The AMD litigation currently is scheduled for trial to commence on March 29, 2010.
AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against our Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages in each suit of approximately $55 million, plus various other costs and fees. Proceedings in those matters are ongoing.
In addition, at least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat AMD’s allegations and assert various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware and are being coordinated for pre-trial purposes with the AMD litigation. The putative class in the coordinated actions has moved for class certification, which we are in the process of opposing. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the Court in the California actions has agreed to delay ruling on this motion until after the Delaware Federal Court rules on the similar motion in the coordinated actions.
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
On May 13, 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area (EEA) Agreement. In general, the EC found that we violated Article 82 by offering alleged “conditional rebates and payments” that required Intel customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine on us in the amount of €1.06 billion ($1.447 billion as of May 13, 2009), which we subsequently paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. We strongly disagree with the EC’s decision and we have appealed the decision to the Court of First Instance.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In January 2008, we received a subpoena from the Attorney General of the State of New York requesting documents and information to assist in its investigation of whether there have been any agreements or arrangements establishing or maintaining a monopoly in the sale of microprocessors in violation of federal or New York antitrust laws. The investigation is ongoing and the Attorney General’s office has recently requested additional meetings with us to discuss various issues. We continue to cooperate and provide requested information in connection with this investigation.
In June 2008, the U.S. Federal Trade Commission announced a formal investigation into our sales practices. The investigation is ongoing and the FTC has recently requested additional information from and meetings with us regarding various issues. We continue to cooperate and provide requested information in connection with this investigation.
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
In addition to the foregoing proceedings, Intel subsequently has received demands from two individual stockholders (including Christine Del Gaizo) requesting that we commence investigations and potentially bring claims against one or more of our directors, officers, and employees, arising out of the facts and circumstances of the underlying antitrust investigations and proceedings in the U.S. and foreign jurisdictions. Intel, through its Audit Committee, is in the process of evaluating these stockholder demands.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Wisconsin Alumni Research Foundation v. Intel Corporation
On February 5, 2008, the Wisconsin Alumni Research Foundation filed an action for patent infringement against Intel in the U.S. District Court for the Western District of Wisconsin. The complaint generally alleged that Intel infringed U.S. Patent No. 5,781,752 by making, using, offering for sale, importing, and/or selling certain of Intel’s microprocessors including the Intel® Coretm2 Duo microarchitecture with Smart Memory Access and any other microprocessor using the same or a similar memory disambiguation technique. We entered into a settlement agreement pursuant to which, among other things, we made a payment to the Wisconsin Alumni Research Foundation in exchange for a license to certain patents. The settlement agreement did not significantly impact our results of operations or cash flows in the third quarter of 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 25: Operating Segment Information
Our operating segments in effect as of September 26, 2009 include the Digital Enterprise Group, Mobility Group, NAND Solutions Group, Digital Home Group, Digital Health Group, Software and Services Group, and Wind River Software Group. Prior-period amounts have been adjusted retrospectively to reflect minor reorganizations.
The Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
We report the financial results of the following operating segments:
•	Digital Enterprise Group. Includes microprocessors and related chipsets and motherboards designed for the desktop (including high-end enthusiast PCs), nettop, and enterprise computing market segments; microprocessors and related chipsets for embedded applications; network processors; wired connectivity devices; and products for network and server storage.

•	Mobility Group. Includes microprocessors and related chipsets designed for the notebook and netbook market segments, wireless connectivity products, and products designed for the ultra-mobile market segment, which includes various handheld devices.
The NAND Solutions Group, Digital Home Group, Digital Health Group, Software and Services Group, and Wind River Software Group operating segments do not qualify as reportable segments and are included within the all other category.
We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below. Revenue for the all other category is primarily related to the sale of NAND flash memory products, software for embedded devices by our Wind River Software Group, microprocessors and related chipsets by the Digital Home Group, and NOR flash memory products. In the second quarter of 2008, we completed the divestiture of our NOR flash memory assets to Numonyx. At that time, we entered into supply and service agreements to provide products, services, and support to Numonyx following the close of the transaction. Revenue and expenses related to the supply and service agreements are included in the all other category. For further information on Numonyx, see “Note 10: Equity Method Investments.”
In the second quarter of 2009, we incurred charges of $1.447 billion (€1.06 billion) as result of the fine from the EC. For further information on the EC fine, see “Note 24: Contingencies.” This charge was included in the all other category. Additionally, the all other category includes certain corporate-level operating expenses and charges. These expenses and charges include:
•	amounts included within restructuring and asset impairment charges;

•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;

•	results of operations of seed businesses that support our initiatives; and

•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
The CODM does not evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue, and, accordingly, there is none to be reported. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for Intel as a whole.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In Millions)	2009	2008	2009	2008
Net revenue
Digital Enterprise Group
Microprocessor revenue	$3,873	$4,069	$10,549	$12,413
Chipset, motherboard and other revenue	1,040	1,249	2,677	3,719

	4,913	5,318	13,226	16,132
Mobility Group
Microprocessor revenue	2,924	3,387	7,666	8,855
Chipset and other revenue	1,207	1,294	2,860	3,292

	4,131	4,681	10,526	12,147
All other	345	218	806	1,081

Total net revenue	$9,389	$10,217	$24,558	$29,360

Operating income (loss)
Digital Enterprise Group	$1,512	$1,766	$3,115	$5,238
Mobility Group	1,350	1,851	2,413	4,269
All other	(283)	(519)	(2,314)	(2,092)

Total operating income	$2,579	$3,098	$3,214	$7,415

In September 2009, we announced a broad reorganization to better align our business around the core competencies of Intel Architecture and our manufacturing operations. We are currently in the process of making these changes to our organization and our systems. Given the scope and size of the business lines being impacted, this reorganization is expected to be in effect and reported in our Annual Report on Form 10-K for the year ended December 26, 2009. Under the new operating structure, our reportable operating segments will include the PC Client Group and Data Center Group. The PC Client Group will include our mobile and desktop products and the Data Center Group will include our server and workstation products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 26, 2009 to the three and nine months ended September 27, 2008.
•	Business Outlook. Our expectations for selected financial items for the fourth quarter of 2009 and the 2009 full year.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of November 2, 2009.
Overview
Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our primary component-level products include microprocessors, chipsets, and flash memory. Net revenue, gross margin, operating income (loss), and net income (loss) for the second and third quarters of 2009 and the third quarter of 2008 were as follows:

(In Millions)	Q3 2009	Q2 2009	Q3 2008
Net revenue	$9,389	$8,024	$10,217
Gross margin	$5,404	$4,079	$6,019
Operating income (loss)	$2,579	$(12)	$3,098
Net income (loss)	$1,856	$(398)	$2,014
We delivered strong financial results in the third quarter with revenue up 17% and our gross margin percentage up 7 points from the second quarter. Better than expected demand for microprocessors and chipsets led to the largest third quarter sequential revenue increase in over 30 years. We saw growth in all geographies as the recovering global economy was led by consumer demand and continued replenishment of supply chain inventory. Microprocessors and chipsets designed for notebooks outpaced the unit growth of our Intel® Atom™ processors and chipsets. Microprocessors and chipsets designed for notebooks were one of the primary drivers of our revenue growth in the third quarter and we expect that to continue in the future. The average selling prices for microprocessors declined slightly compared to the second quarter of 2009, as the mix of microprocessors sold in this consumer driven recovery have a lower average selling price than the microprocessors traditionally sold to businesses. Compared to the third quarter of 2008 revenue was down 8%, an improvement from 15% and 26% year over year declines in the second and first quarters of 2009 respectively. We expect that revenue in the fourth quarter will increase from the third quarter in line with seasonal patterns. Our inventories are down $1.3 billion from year end 2008; however, we do not expect shortages that would impact our revenue outlook.
Our gross margin percentage for the third quarter compared to the second quarter was positively impacted by higher microprocessor sales volume, lower microprocessor unit costs, lower factory underutilization charges, and lower startup costs as we transition into production using our 32nm process technology. These improvements to our gross margin percentage were partially offset by inventory write-offs of our new 32nm microprocessor products that were not yet qualified for sale. As we move into the fourth quarter we expect our gross margin percentage to increase further as 32nm products built in the fourth quarter are qualified for sale. In addition, our gross margin percentage is expected to increase due to higher microprocessor sales volume and lower factory underutilization charges on increased production.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our strong third quarter financial results emphasizes that we have the right product offerings in the marketplace at the right cost. In the third quarter we began volume production using our new 32nm processor technology that features our 2nd generation Hi-k metal gate transistors. This process technology will allow us to improve upon our microprocessor portfolio by offering products with increased performance and lower power consumption that cost less to produce. The 32nm process technology will also allow us to significantly expand our system on chip products offerings which we believe will help us succeed in our key growth areas.
From a financial condition perspective, we ended the third quarter of 2009 with a high credit quality investment portfolio of $12.9 billion, consisting of cash and cash equivalents, debt instruments included in trading assets, and short term investments. During the third quarter of 2009 we generated $4.0 billion in cash from operations despite paying the €1.06 billion ($1.447 billion) European Commission fine recorded in the second quarter of 2009. During the third quarter we issued $2.0 billion of convertible debt and utilized the proceeds from the convertible debt to repurchase $1.7 billion of common stock through our common stock repurchase program. In addition, during the third quarter we completed the purchase of Wind River Systems, Inc., returned $771 million to shareholders through dividends, and paid $944 million for capital assets. We continue to make significant investment in capital assets to meet our strategic objectives, however, based on capital reuse and efficiencies, we now estimate that total capital expenditures in 2009 will be less than depreciation incurred in 2009. In September, our Board of Directors declared a dividend of $0.14 per common share to be paid in December.
Finally, in September we announced a broad reorganization to better align our business around the core competencies of Intel Architecture and our manufacturing operations. We are currently in the process of making these changes to our organization and our systems.
Strategy
Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital and Internet connected economy. As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design and manufacture of integrated circuits, as well as our financial resources, global presence, and brand recognition. We believe that we have the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly.
Some of our key focus areas are listed below:
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized user computing solution, compared to components that are used separately.
•	Architecture and Platforms. We are developing integrated platform solutions by moving the memory controller and graphics functionality from the chipset to the microprocessor. This platform repartitioning is designed to provide improved performance due to higher integration, lower power consumption, and reduced platform size. In addition, we are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing improved performance with lower power consumption. We continue to develop multi-core microprocessors with an increasing number of cores, which can enable improved multitasking and energy efficient performance by distributing computing tasks across multiple cores.
•	Silicon and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence.
•	Strategic Investments. We make equity investments in companies around the world that we believe will generate financial returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investments primarily focus on the following areas: advancing flash memory products, enabling mobile wireless devices, advancing the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures, and developing the next generation of silicon process technologies. Our focus areas and investment activities tend to develop and change over time due to rapid advancements in technology and changes in the economic climate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Business Environment and Software. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration, and promote industry standards that will yield innovation and improved technologies for users. We plan to continue to cultivate new businesses and work to encourage the industry to offer products that take advantage of the latest market trends and usage models. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. In addition, we work collaboratively with other companies to protect digital content and the consumer. Through our Software and Services Group (SSG), we help enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. Through our Wind River Software Group, which we acquired in the third quarter of 2009, we license software products and provide services that are optimized for the needs of customers in the embedded and handheld market segments. We believe that the expertise of our Wind River Software Group in the embedded and handheld market segments will expedite our growth strategy in these market segments.
We believe that the proliferation of the Internet, including user demand for premium content and rich media, drives the need for greater performance in PCs and servers. Older PCs are increasingly incapable of handling the tasks that users demand, such as streaming video, uploading photos, and online gaming. As these tasks become even more demanding and require more computing power, we believe that users will need and want to buy new PCs to perform everyday tasks on the Internet. We also believe that increased Internet traffic and the increasing use of cloud computing, where a group of linked servers provide a variety of applications and data to users over the Internet, create a need for greater server infrastructure, including server products optimized for energy-efficient performance and virtualization.
In September 2009, we announced a broad reorganization to better align our business around the core competencies of Intel Architecture and our manufacturing operations. We are currently in the process of making these changes to our organization and our systems. Given the scope and size of the business lines being impacted, this reorganization is expected to be in effect and reported in our Annual Report on Form 10-K for the year ended December 26, 2009. Under the new operating structure, our reportable operating segments will include the PC Client Group and Data Center Group. The PC Client Group will include our mobile and desktop products and the Data Center Group will include our server and workstation products.
We believe the trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units will continue. We believe that the demand for mobile microprocessors will result in the increased development of products with form factors and uses that require low-power microprocessors. We also believe that these products will result in demand that is incremental to that of microprocessors designed for notebook and desktop computers, as a growing number of households have multiple devices for different computing functions. Our silicon and manufacturing technology leadership allows us to develop low-power microprocessors for these and other new uses and form factors. We believe that Intel Atom processors give us the ability to extend Intel architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded devices, handhelds, consumer electronics devices, nettops, and netbooks. We also believe that our Intel Atom Developer Program, which we expect to spur new applications that run on products using Intel Atom processors, will expedite our growth strategy in these new market segments. We believe that the common elements for products in these new market segments are low power consumption and the ability to access the Internet.
To meet the demands of new and evolving mobile, consumer electronics, and various embedded market segments, we also offer, and are continuing to develop, System on Chip (SoC) products that integrate the core processing functionality of our Intel Atom processors with specific components, such as graphics, audio, and video, onto a single chip. This integration reduces cost, power consumption, and size. We are collaborating with Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC), a large semiconductor foundry, in an effort to broaden the market opportunities for Intel Atom processors in SoC products by integrating our Intel Atom processor cores with TSMC’s process technology platform.
We are also focusing on the development of a new highly scalable, many-core architecture aimed at parallel processing, the simultaneous use of multiple cores to execute a computing task. This architecture will initially be used in developing discrete graphics processors designed for gaming and media creation. Over time, this architecture may be utilized in the development of products for scientific and professional workstations as well as high-performance computing applications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Estimates
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:
•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments, which impact gains (losses) on equity method investments, net, or gains (losses) on other equity investments, net when we record impairments;
•	the valuation of investments in debt instruments and the determination of other-than-temporary impairments, which impact our investment portfolio balance when we assess fair value, and interest and other, net when we record other-than-temporary impairments of available-for-sale debt instruments within earnings;
•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation;
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes; and
•	the valuation of inventory, which impacts gross margin.
Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Non-Marketable Equity Investments
The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $3.5 billion as of September 26, 2009 ($4.1 billion as of December 27, 2008). The majority of this balance as of September 26, 2009 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) of $1.4 billion ($1.7 billion as of December 27, 2008), our investment in IM Flash Singapore, LLP (IMFS) of $305 million ($329 million as of December 27, 2008), and our investment in Numonyx B.V. of $438 million ($484 million as of December 27, 2008). In addition, we regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. For additional information, see “Note 10: Equity Method Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Our non-marketable equity investments are recorded using adjusted cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified in other long-term assets on the consolidated condensed balance sheets.
Non-marketable equity investments are inherently risky, and a number of the companies in which we invest are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other key business factors. Depending on their future prospects, the companies may not be able to raise additional funds when the funds are needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments would likely become impaired. Additionally, financial markets and credit markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.
We measure the fair value of our non-marketable equity investments quarterly for disclosure purposes; however, the investments are only recorded at fair value when an impairment charge is recognized. For non-marketable equity investments, the measurement of fair value requires significant judgment and includes quantitative and qualitative analysis of events or circumstances identified that impact the fair value of the investment, including:
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our qualitative and quantitative analysis, which includes assessing the severity and duration of the impairment. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. With the exception of Clearwire Communications, LLC (Clearwire LLC), the fair value of our non-marketable investments are classified as Level 3 when impaired, as we use unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices and inherent lack of liquidity. If impaired, the fair value of our investment in Clearwire LLC would be classified as Level 2, as the unobservable inputs to the valuation methodology would not be significant to the fair value measurement.
Impairments of non-marketable equity investments were $50 million in the third quarter of 2009 ($168 million in the first nine months of 2009). Over the past 12 quarters, including the third quarter of 2009, impairments of non-marketable equity investments have ranged from $11 million to $896 million per quarter. This range includes impairments of $896 million during the fourth quarter of 2008, which were primarily related to a $762 million impairment charge on our investment in Clearwire LLC.
The following is a discussion of the methods, estimates, and judgments that management uses in our analysis to determine if our non-marketable equity investments are other than temporarily impaired.
IMFT/IMFS
IMFT and IMFS are variable interest entities that are designed to manufacture and sell NAND products to Intel and Micron Technology, Inc. at manufacturing cost. Our NAND Solutions Group operating segment purchases 49% of these NAND products from IMFT and sells them to our customers. As a result, we generate cash flows from these investments and our intangible assets related to the NAND product designs through our NAND Solutions Group business. Therefore, we determine the fair value of our investments in IMFT and IMFS using the income approach, based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business.
The discounted cash flow scenarios require the use of unobservable inputs, including assumptions of projected revenues (based on expectations for product volume, product mix, and average selling prices), expenses, capital spending, and other costs, as well as a discount rate. Estimates of projected revenues, expenses, capital spending, and other costs are developed by IMFT, IMFS, and Intel using historical data and available market data. Management also determines how multiple discounted cash flow scenarios are weighted in the fair value determination. Additionally, the development of several inputs used in our income model (such as discount rate) requires the selection of comparable companies within the NAND flash memory market segment. The selection of comparable companies requires management judgment and is based on a number of factors, including NAND products and services lines within the flash memory market segment, comparable companies’ sizes, growth rates, and other relevant factors.
Changes in management estimates to the unobservable inputs would change the fair value of the investments. The estimates for projected revenue and discount rate are the assumptions that most significantly affect the fair value determination. We did not have an other-than-temporary impairment on our investments in IMFT and IMFS in the first nine months of 2009 or the first nine months of 2008. It is reasonably possible that the estimates used in the fair value determination could change in the near term and result in an impairment of our investments.
Numonyx
We determine the fair value of our investment in Numonyx using a combination of the income approach and the market approach. The income approach includes the use of a weighted average of multiple discounted cash flow scenarios of Numonyx, which requires the use of unobservable inputs, including assumptions of projected revenues, expenses, capital spending, and other costs, as well as a discount rate calculated based on the risk profile of the flash memory market segment comparable to our investment in Numonyx. Estimates of projected revenues, expenses, capital spending, and other costs are developed by Numonyx and Intel. The market approach includes using financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The selection of comparable companies used in the market approach requires management judgment and is based on a number of factors, including NOR products and services lines within the flash memory market segment, comparable companies’ sizes, growth rates, and other relevant factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Changes in management estimates to the unobservable inputs in our valuation models would change the fair value of the investment. The estimated projected revenue is the assumption that most significantly affects the fair value determination. Management judgment is also involved in determining how the income approach and the market approach are weighted in the fair value determination. We did not have an other-than-temporary impairment on our investment in Numonyx in the first nine months of 2009. We recorded a $250 million impairment charge on our investment in Numonyx during the third quarter of 2008 to write down our investment to its fair value. Estimates for revenue, earnings, and future cash flows were revised lower due to a general decline in the NOR flash memory market segment. It is reasonably possible that the estimates used in the fair value determination could change in the near term and result in an additional impairment of our investment.
Other Non-Marketable Equity Investments
We determine the fair value of these non-marketable equity investments using the market approach and/or the income approach. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; estimated costs; and appropriate discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of our other non-marketable investments also takes into account movements of the public equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investee’s capital structure, differences in seniority and preferences for instruments issued by investees, and other economic variables.
Investments in Debt Instruments
Fair Value
The assessment of the fair value of debt instruments can be difficult and subjective. Changes occurring in financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. There are three levels of inputs that may be used to measure fair value (see “Note 4: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Most of our marketable debt instruments classified as Level 3 are valued using a non-binding market consensus price or a non-binding broker quote, both of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant in the third quarter of 2009.
Other-Than-Temporary Impairment
After determining the fair value of our available-for-sale debt instruments, gains or losses on these investments are recorded to other comprehensive income (loss), until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; if we have the intent to sell the investment; and if it is more likely than not that we will be required to sell an investment that has unrealized losses in accumulated other comprehensive income before we recover the amortized cost basis. Given changing market conditions, we may recognize other-than-temporary impairments on these investments in the future.
For available-for-sale debt instruments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.
As of September 26, 2009, our investments included $12.2 billion of available-for-sale debt instruments. We have recognized less than $55 million of credit-related other-than-temporary impairment losses in earnings on our available-for-sale debt instruments cumulatively since the beginning of 2008. As of September 26, 2009, our cumulative unrealized losses related to debt instruments classified as available-for-sale were approximately $90 million (approximately $215 million as of December 27, 2008). As of September 26, 2009, this amount included approximately $35 million of unrecognized losses that could be recognized in the future.
Long-Lived Assets
We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as goodwill; intangible assets; and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized.
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the third quarter of 2009, impairments and accelerated depreciation of long-lived assets ranged from $40 million to $320 million per quarter. For further discussion on asset impairment charges, see “Note 17: Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Our gross unrecognized tax benefits were $377 million as of September 26, 2009. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. However, we can reasonably expect a minimum reduction of approximately $200 million of our existing gross unrealized tax benefits upon settlement or effective settlement with the various tax authorities, the closure of certain audits, and the lapse of statute of limitations within the next 12 months.
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work in process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of September 26, 2009, we had total work-in-process inventory of $1,072 million and total finished goods inventory of $1,020 million. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, or if we fail to forecast the demand accurately, we could be required to write off inventory, which would negatively impact our gross margin. In order to determine what costs can be included in the valuation of inventory we must determine normal capacity at our manufacturing and assembly and test facilities. If the factory loadings are below normal capacity a portion of our manufacturing overhead costs will not be included in the cost of inventory, and therefore, will be recognized as cost of sales in that period, which negatively impacts our gross margin.
Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2: Accounting Changes” and “Note 3: Recent Accounting Standards” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - Third Quarter of 2009 Compared to Third Quarter of 2008
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	Q3 2009		Q3 2008
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$9,389	100.0%	$10,217	100.0%
Cost of sales	3,985	42.4%	4,198	41.1%

Gross margin	5,404	57.6%	6,019	58.9%
Research and development	1,430	15.2%	1,471	14.4%
Marketing, general and administrative	1,320	14.1%	1,415	13.9%
Restructuring and asset impairment charges	63	0.7%	34	0.3%
Amortization of acquisition-related intangibles and costs	12	0.1%	1	—%

Operating income	2,579	27.5%	3,098	30.3%
Gains (losses) on equity method investments, net	(59)	(0.6)%	(365)	(3.6)%
Gains (losses) on other equity investments, net	(20)	(0.2)%	(31)	(0.3)%
Interest and other, net	32	0.3%	131	1.3%

Income before taxes	2,532	27.0%	2,833	27.7%
Provision for taxes	676	7.2%	819	8.0%

Net income	$1,856	19.8%	$2,014	19.7%

Diluted earnings per common share	$0.33		$0.35

The following table sets forth information of geographic regions for the periods indicated:

	Q3 2009		Q3 2008
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$5,322	57%	$5,389	53%
Americas	1,822	19%	1,887	19%
Europe[1]	1,328	14%	1,883	18%
Japan	917	10%	1,058	10%

Total	$9,389	100%	$10,217	100%

[1]	Region includes Europe, the Middle East, and Africa.
Our net revenue for Q3 2009 decreased 8% compared to Q3 2008. The majority of our microprocessor and chipset products had unit sale decreases compared to Q3 2008. However, with the ramp of Intel Atom processors and chipsets, overall microprocessor and chipset units were flat. Average selling prices for microprocessors and chipsets decreased compared to Q3 2008 primarily due to the ramp of Intel Atom processors and chipsets, which generally have lower average selling prices than our other microprocessor and chipset products. In addition, a decrease in average selling prices for microprocessors within the Mobility Group operating segment was partially offset by an increase in average selling prices for enterprise microprocessors within the Digital Enterprise Group operating segment. Declines in revenue from the sale of communication products, primarily as a result of prior divestitures, and from the sale of wireless connectivity products were offset by an increase in revenue from the sale of NAND flash memory products.
Revenue in the Europe, Japan, and Americas regions decreased by 29%, 13%, and 3%, respectively compared to Q3 2008, while revenue in the Asia-Pacific region was flat compared to Q3 2008.
Our overall gross margin dollars for Q3 2009 decreased $615 million, or 10%, compared to Q3 2008. Our overall gross margin percentage decreased to 57.6% in Q3 2009, from 58.9% in Q3 2008. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the Mobility Group operating segment. This was partially offset by the gross margin percentage increase in the NAND Solutions Group operating segment. We derived the substantial majority of our overall gross margin dollars in Q3 2009 and most of our overall gross margin dollars in Q3 2008 from the sales of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) operating segment for Q3 2009 and Q3 2008 were as follows:

(In Millions)	Q3 2009	Q3 2008
Microprocessor revenue	$3,873	$4,069
Chipset, motherboard, and other revenue	1,040	1,249

Net revenue	$4,913	$5,318
Operating income	$1,512	$1,766
Net revenue for the DEG operating segment decreased by $405 million, or 8%, in Q3 2009 compared to Q3 2008. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. The decrease in microprocessor revenue was primarily due to lower unit sales. Higher enterprise average selling prices were partially offset by lower desktop average selling prices. The decrease in chipset, motherboard, and other revenue was due to lower chipset average selling prices, lower revenue from the sale of communications products, and to a lesser extent, lower motherboard unit sales.
Operating income decreased by $254 million, or 14%, in Q3 2009 compared to Q3 2008. The decrease in operating income was primarily due to lower revenue. In addition, during the third quarter of 2009 we recorded approximately $60 million of factory underutilization charges, primarily relating to microprocessors.
Mobility Group
The revenue and operating income for the Mobility Group (MG) operating segment for Q3 2009 and Q3 2008 were as follows:

(In Millions)	Q3 2009	Q3 2008
Microprocessor revenue	$2,924	$3,387
Chipset and other revenue	1,207	1,294

Net revenue	$4,131	$4,681
Operating income	$1,350	$1,851
Net revenue for the MG operating segment decreased by $550 million, or 12%, in Q3 2009 compared to Q3 2008. The decrease in microprocessor revenue was due to lower microprocessor average selling prices, partially offset by higher microprocessor unit sales. The increase in unit sales and a significant portion of the decrease in average selling prices were due to the ramp of Intel Atom processors. The decrease in chipset and other revenue was primarily due to lower revenue from the sale of wireless connectivity products.
Operating income decreased by $501 million, or 27%, in Q3 2009 compared to Q3 2008. The decrease was primarily due to lower microprocessor revenue. In addition, inventory write-offs of our new 32nm microprocessor products not yet qualified for sale and approximately $70 million of factory underutilization charges recorded during the third quarter of 2009 decreased our operating income. These decreases were primarily offset by lower chipset unit costs and lower operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Expenses
Operating expenses for Q3 2009 and Q3 2008 were as follows:

(In Millions)	Q3 2009	Q3 2008
Research and development	$1,430	$1,471
Marketing, general and administrative	$1,320	$1,415
Restructuring and asset impairment charges	$63	$34
Amortization of acquisition-related intangibles and costs	$12	$1
Research and Development. R&D spending decreased slightly by $41 million, or 3%, in Q3 2009 compared to Q3 2008 primarily due to lower product development costs.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased $95 million, or 7%, in Q3 2009 compared to Q3 2008. Advertising expenses, including cooperative advertising expenses, were lower in Q3 2009 compared to Q3 2008. This was partially offset by expenses related to our Wind River Software Group operating segment.
R&D, combined with marketing, general and administrative expenses, were 29% of net revenue in Q3 2009 (28% of net revenue in Q3 2008).
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by plan for Q3 2009 and Q3 2008:

(In Millions)	Q3 2009	Q3 2008
2009 restructuring program	$63	$—
2006 efficiency program	—	34

Total restructuring and asset impairment charges	$63	$34

See Management’s Discussion and Analysis of Financial Condition and Results of Operations “First nine months of 2009 compared to first nine months of 2008” of this Form 10-Q for further discussion.
Amortization of acquisition-related intangibles and costs. The increase of $11 million was due to amortization of intangibles and costs related to the acquisition of Wind River completed in the third quarter of 2009. See “Note 14: Acquisitions” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	Q3 2009	Q3 2008
Equity method losses, net	$(41)	$(120)
Impairment charges	(19)	(257)
Other, net	1	12

Total gains (losses) on equity method investments, net	$(59)	$(365)

We recognized lower impairment charges and lower equity method losses in Q3 2009 compared to Q3 2008. Impairment charges in Q3 2008 were primarily related to a $250 million impairment charge recognized on our investment in Numonyx. Equity method losses were lower in Q3 2009 compared to Q3 2008 primarily due to approximately $60 million of lower losses related to Numonyx.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	Q3 2009	Q3 2008
Impairment charges	$(31)	$(55)
Gains on sales	6	15
Other, net	5	9

Total gains (losses) on other equity investments, net	$(20)	$(31)

We recognized lower impairment charges on marketable equity securities in Q3 2009 compared to Q3 2008, partially offset by higher impairment charges on our non-marketable equity investments and lower gains on sales. Impairment charges in the third quarter of 2008 included a $25 million impairment charge on our investment in Micron.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	Q3 2009	Q3 2008
Interest income	$34	$126
Interest expense	—	—
Other, net	(2)	5

Total interest and other, net	$32	$131

We recognized lower interest income in Q3 2009 compared to Q3 2008 due to lower interest rates. The average interest rate earned during Q3 2009 decreased by approximately 2.3 percentage points compared to Q3 2008. Lower gains on divestitures (none in Q3 2009 and $20 million in Q3 2008) were mostly offset by lower fair value losses on our trading assets.
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q3 2009	Q3 2008
Income before taxes	$2,532	$2,833
Provision for taxes	$676	$819
Effective tax rate	26.7%	28.9%
The effective tax rate for Q3 2009 was positively impacted by a higher percentage of our profits being derived from lower-tax jurisdictions compared to Q3 2008 and the U.S R&D income tax credit that was reinstated in Q4 2008. The Q3 2009 effective tax rate was negatively impacted by adjustments for differences between our finalized tax return and the provision recorded, and other adjustments to tax provisions from prior years, which were partially offset by settlements and effective settlements of various uncertain tax positions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - First Nine Months of 2009 Compared to First Nine Months of 2008
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	YTD 2009		YTD 2008
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$24,558	100.0%	$29,360	100.0%
Cost of sales	11,837	48.2%	12,885	43.9%

Gross margin	12,721	51.8%	16,475	56.1%
Research and development	4,050	16.5%	4,406	15.0%
Marketing, general and administrative	5,213	21.2%	4,191	14.3%
Restructuring and asset impairment charges	228	0.9%	459	1.5%
Amortization of acquisition-related intangibles and costs	16	0.1%	4	—%

Operating income	3,214	13.1%	7,415	25.3%
Gains (losses) on equity method investments, net	(175)	(0.7)%	(460)	(1.6)%
Gains (losses) on other equity investments, net	(86)	(0.3)%	(104)	(0.4)%
Interest and other, net	158	0.6%	466	1.6%

Income before taxes	3,111	12.7%	7,317	24.9%
Provision for taxes	1,024	4.2%	2,259	7.7%

Net income	$2,087	8.5%	$5,058	17.2%

Diluted earnings per common share	$0.37		$0.87

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2009		YTD 2008
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$13,378	54%	$14,982	51%
Americas	5,030	21%	5,888	20%
Europe[1]	3,754	15%	5,487	19%
Japan	2,396	10%	3,003	10%

Total	$24,558	100%	$29,360	100%

[1]	Region includes Europe, the Middle East, and Africa.
Our net revenue for the first nine months of 2009 decreased 16% compared to the first nine months of 2008. The majority of our microprocessor and chipset products had unit sale decreases compared to the first nine months of 2008. However, the ramp of Intel Atom processors and chipsets offset the majority of the decrease in overall microprocessor and chipset units. In addition, average selling prices for microprocessors and chipsets decreased compared to the first nine months of 2008 due to the ramp of Intel Atom processors and chipsets, which generally have lower average selling prices than our other microprocessor and chipset products. Revenue from the sale of NOR flash memory products and communication products declined approximately $660 million, primarily as a result of the divestiture of these businesses. Additionally, revenue from the sale of wireless connectivity products declined.
Revenue in the Europe, Japan, Americas, and Asia-Pacific regions decreased by 32%, 20%, 15%, and 11%, respectively compared to the first nine months of 2008.
Our overall gross margin dollars for the first nine months of 2009 decreased $3.8 billion, or 23%, compared to the first nine months of 2008. Our overall gross margin percentage decreased to 51.8% in the first nine months of 2009, from 56.1% in the first nine months of 2008. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the Mobility Group and Digital Enterprise Group operating segments. This was partially offset by the gross margin percentage increase in the NAND Solutions Group operating segment. We derived most of our overall gross margin dollars in the first nine months of 2009 and 2008 from the sales of microprocessors in the Digital Enterprise Group and Mobility Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.
The results for the first nine months of 2009 include a charge of $1.447 billion incurred as a result of the fine imposed by the European Commission (see “Note 24: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). The charge is included as part of marketing, general and administrative expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Digital Enterprise Group
The revenue and operating income for the Digital Enterprise Group (DEG) operating segment for the first nine months of 2009 and the first nine months of 2008 were as follows:

(In Millions)	YTD 2009	YTD 2008
Microprocessor revenue	$10,549	$12,413
Chipset, motherboard, and other revenue	2,677	3,719

Net revenue	$13,226	$16,132
Operating income	$3,115	$5,238
Net revenue for the DEG operating segment decreased by $2.9 billion, or 18%, in the first nine months of 2009 compared to the first nine months of 2008. Microprocessors within DEG include microprocessors designed for the desktop and enterprise computing market segments as well as embedded microprocessors. The decrease in microprocessor revenue was primarily due to lower unit sales. Total average selling prices within the DEG operating segment were flat as higher enterprise average selling prices were offset by both lower desktop average selling prices and a lower mix of enterprise microprocessor units. The decrease in chipset, motherboard, and other revenue was due to lower chipset unit sales and average selling prices, and to a lesser extent, lower revenue from the sale of communications products and lower motherboard unit sales.
Operating income decreased by $2.1 billion, or 41%, in the first nine months of 2009 compared to the first nine months of 2008. The decrease in operating income was primarily due to the lower revenue. In addition, during the first nine months of 2009 we recorded approximately $420 million of factory underutilization charges.
Mobility Group
The revenue and operating income for the Mobility Group (MG) operating segment for the first nine months of 2009 and the first nine months of 2008 were as follows:

(In Millions)	YTD 2009	YTD 2008
Microprocessor revenue	$7,666	$8,855
Chipset and other revenue	2,860	3,292

Net revenue	$10,526	$12,147
Operating income	$2,413	$4,269
Net revenue for the MG operating segment decreased by $1.6 billion, or 13%, in the first nine months of 2009 compared to the first nine months of 2008. The decrease in microprocessor revenue was primarily due to lower microprocessor average selling prices, partially offset by higher microprocessor unit sales. The increase in unit sales and a majority of the decrease in average selling prices were due to the ramp of Intel Atom processors. The decrease in chipset and other revenue was primarily due to lower unit sales of wireless connectivity products, and to a lesser extent, lower chipset average selling prices.
Operating income decreased by $1.9 billion, or 43%, in the first nine months of 2009 compared to the first nine months of 2008. The decrease was primarily due to lower microprocessor and chipset revenue and approximately $710 million of factory underutilization charges recorded during the first nine months of 2009. In addition, lower chipset and microprocessor unit costs were offset by approximately $190 million of higher start-up costs as well as inventory write-offs of our new 32nm microprocessor products not yet qualified for sale.
Operating Expenses
Operating expenses for the first nine months of 2009 and the first nine months of 2008 were as follows:

(In Millions)	YTD 2009	YTD 2008
Research and development	$4,050	$4,406
Marketing, general and administrative	$5,213	$4,191
Restructuring and asset impairment charges	$228	$459
Amortization of acquisition-related intangibles and costs	$16	$4
Research and Development. R&D spending decreased $356 million, or 8%, in the first nine months of 2009 compared to the first nine months of 2008. This decrease was primarily due to lower process development costs as we transitioned from research and development to manufacturing using our 32nm manufacturing process technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Marketing, General and Administrative. Marketing, general and administrative expenses increased $1.0 billion, or 24%, in the first nine months of 2009 compared to the first nine months of 2008. This increase was due to the Q2 2009 charge of $1.447 billion incurred as a result of the fine imposed by the EC (see “Note 24: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). This increase was partially offset by lower advertising expenses, including cooperative advertising expenses.
R&D, combined with marketing, general and administrative expenses, were 38% of net revenue in the first nine months of 2009 (29% of net revenue in the first nine months of 2008). The EC fine was 6% of net revenue in the first nine months of 2009.
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by plan for the first nine months of 2009 and the first nine months of 2008:

(In Millions)	YTD 2009	YTD 2008
2009 restructuring program	$212	$—
2006 efficiency program	16	459

Total restructuring and asset impairment charges	$228	$459

We may incur additional restructuring charges in the future for employee severance and benefit arrangements, and facility-related or other exit activities. Our outlook for the fourth quarter of 2009 is for additional restructuring and asset impairment charges of $40 million.
2009 Restructuring Program
In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations. These plans include closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. Restructuring and asset impairment charges were as follows:

(In Millions)	YTD 2009	YTD 2008
Employee severance and benefit arrangements	$205	$—
Asset impairment charges	7	—

Total restructuring and asset impairment charges	$212	$—

The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring program during the first nine months of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	208	7	215
Adjustments	(3)	—	(3)
Cash payments	(134)	—	(134)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of September 26, 2009	$71	$—	$71

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of September 26, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.
The net charges above include $205 million that relate to employee severance and benefit arrangements for approximately 6,500 employees, of which 4,100 employees have left the company as of September 26, 2009. Most of these employee actions occurred within manufacturing.
We estimate that these employee severance and benefit charges will result in gross annual savings of approximately $330 million. The substantial majority of these savings will be realized within cost of sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
2006 Efficiency Program
In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Restructuring and asset impairment charges were as follows:

(In Millions)	YTD 2009	YTD 2008
Employee severance and benefit arrangements	$8	$125
Asset impairment charges	8	334

Total restructuring and asset impairment charges	$16	$459

During Q1 2008, we incurred $275 million in additional asset impairment charges related to assets that we sold in Q2 2008 in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges using the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs. The lower fair value was primarily a result of a decline in the outlook for the flash memory market segment. We had previously incurred $85 million in asset impairment charges in 2007 related to assets that we sold in Q2 2008 in conjunction with the divestiture of our NOR flash memory business. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture.
The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during the first nine months of 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	18	8	26
Adjustments	(10)	—	(10)
Cash payments	(65)	—	(65)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of September 26, 2009	$—	$—	$—

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The 2006 efficiency program is substantially complete as of September 26, 2009.
From Q3 2006 through Q3 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this plan. These charges included a total of $686 million related to employee severance and benefit arrangements for approximately 11,300 employees, of which substantially all employees had left the company as of September 26, 2009. A substantial majority of these employee actions affected employees within manufacturing, information technology, and marketing. The restructuring and asset impairment charges also included $896 million in asset impairment charges.
Amortization of acquisition-related intangibles and costs. The increase of $12 million was due to amortization of intangibles and costs related to the acquisition of Wind River completed in the third quarter of 2009. See “Note 14: Acquisitions” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	YTD 2009	YTD 2008
Equity method losses, net	$(144)	$(212)
Impairment charges	(32)	(261)
Other, net	1	13

Total gains (losses) on equity method investments, net	$(175)	$(460)

We recognized lower impairment charges and lower equity method losses in the first nine months of 2009 compared to the first nine months of 2008. Impairment charges in the first nine months of 2008 were primarily related to a $250 million impairment charge recognized on our investment in Numonyx. Our equity method losses include losses related to Numonyx ($46 million in the first nine months of 2009 and $68 million in the first nine months of 2008), Clearwire LLC ($43 million in the first nine months of 2009), and Clearwire Corporation ($118 million in the first nine months of 2008).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	YTD 2009	YTD 2008
Impairment charges	$(136)	$(173)
Gains on sales	16	49
Other, net	34	20

Total gains (losses) on other equity investments, net	$(86)	$(104)

We recognized lower impairment charges on our marketable equity securities in the first nine months of 2009 compared to the first nine months of 2008, partially offset by higher impairment charges on our non-marketable equity investments. We also recognized lower gains on sales in the first nine months of 2009 compared to the first nine months of 2008. Impairment charges in the first nine months of 2008 included $97 million of impairment charges on our investment in Micron.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	YTD 2009	YTD 2008
Interest income	$144	$461
Interest expense	(1)	(8)
Other, net	15	13

Total interest and other, net	$158	$466

We recognized lower interest income in the first nine months of 2009 compared to the first nine months of 2008 as a result of lower interest rates and, to a lesser extent, lower average investment balances. The average interest rate earned during the first nine months of 2009 decreased by approximately 2.4 percentage points compared to the first nine months of 2008. In addition, lower gains on divestitures (none in the first nine months of 2009 and $59 million in the first nine months of 2008) were more than offset by approximately $55 million of fair value gains in the first nine months of 2009 on our trading assets, compared to approximately $45 million of fair value losses in the first nine months of 2008.
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	YTD 2009	YTD 2008
Income before taxes	$3,111	$7,317
Provision for taxes	$1,024	$2,259
Effective tax rate	32.9%	30.9%
Based on our analysis, the EC fine (recorded in Q2 2009) is not tax deductible. The EC fine of $1.447 billion, with no associated reduction in the provision for taxes, significantly increased our effective tax rate in the first nine months of 2009. The impact of the EC fine was partially offset by a higher percentage of our profits being derived from lower-tax jurisdictions compared to the first nine months of 2008 and the U.S R&D income tax credit that was reinstated in Q4 2008. In addition, the effective tax rate was also positively impacted by settlements and effective settlements of various uncertain tax positions, partially offset by adjustments for differences between our finalized tax return and the provision recorded, and other adjustments to tax provisions from prior years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Business Outlook
Our future results of operations and the topics of other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular:
•	changes in business and economic conditions;

•	our goals and strategies;

•	new product introductions;

•	plans to cultivate new businesses;

•	divestitures or investments;

•	revenue and pricing;

•	gross margin and costs;

•	R&D expenses;

•	marketing, general and administrative expenses;
•	net gains (losses) from equity investments;

•	interest and other, net;

•	capital spending;

•	depreciation;

•	potential impairment of investments;

•	our effective tax rate (including changes in uncertain tax positions); and

•	pending legal proceedings.

In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Our expectations for the remainder of 2009 are as follows:
Q4 2009
•	Revenue: $10.1 billion, plus or minus $400 million.

•	Gross margin percentage: 62% plus or minus three points.

•	Depreciation: approximately $1.2 billion.

•	Research and development plus marketing, general and administrative expenses: approximately $2.9 billion.

•	Restructuring and asset impairment charges: approximately $40 million.

•	Amortization of acquisition-related intangibles and costs: approximately $20 million.

•	Net gains (losses) from equity method investments, gains (losses) on other equity investments, and interest and other: approximately zero.

•	Tax rate: approximately 26% for the fourth quarter. The estimated effective tax rate is based on tax law in effect as of September 26, 2009 and current expected income.
Full Year 2009
•	Capital spending: approximately $4.5 billion, plus or minus $100 million.
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
From the close of business on November 25, 2009 until our quarterly earnings release is published, presently scheduled for January 14, 2010, we will observe a “quiet period.” During the quiet period, the “Business Outlook” and other forward-looking statements first published in our Form 8-K filed on October 13, 2009, as reiterated or updated as applicable, in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments, debt instruments included in trading assets, and debt at the end of each period were as follows:

	Sept. 26,	Dec. 27,
(Dollars in Millions)	2009	2008
Cash and cash equivalents, short-term investments, and debt instruments included in trading assets	$12,930	$11,544
Short-term and long-term debt	$2,224	$1,287
Debt as % of stockholders’ equity	5.7%	3.3%
In summary, our cash flows were as follows:

	Nine Months Ended
	Sept. 26,	Sept. 27,
(In Millions)	2009	2008
Net cash provided by operating activities	$7,765	$8,330
Net cash used for investing activities	(5,196)	(3,876)
Net cash used for financing activities	(1,810)	(8,057)

Net increase (decrease) in cash and cash equivalents	$759	$(3,603)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations for the first nine months of 2009 was $7.8 billion, a decrease of $565 million compared to the first nine months of 2008, primarily due to lower net income, partially offset by changes in our working capital. Income taxes paid, net of refunds in the first nine months of 2009 compared to the first nine months of 2008 were $2.9 billion lower on lower income before taxes in 2009 and timing of payments. In addition, other changes in our working capital as of September 26, 2009 compared to December 27, 2008 were as follows:
•	Inventories decreased due to lower chipset, microprocessor, and raw materials inventory.

•	Accounts payable decreased due to lower production spending.

•	Accounts receivable increased due to a higher proportion of sales at the end of the third quarter of 2009.

•	Other accrued liabilities included $62 million in customer credit balances as of September 26, 2009 ($447 million as of December 27, 2008).
For the first nine months of 2009, our two largest customers accounted for 39% of net revenue (38% for the first nine months of 2008) with one of those customers accounting for 21% of our net revenue, and another customer accounting for 18% of our net revenue. These two largest customers accounted for 33% of net accounts receivable at September 26, 2009 (46% at December 27, 2008).
Investing Activities
Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities, disposals, and cash used for acquisitions.
The increase in cash used for investing activities in the first nine months of 2009 compared to the first nine months of 2008 was driven primarily by a decrease in maturities and sales of available-for-sale investments and higher cash paid for acquisitions, partially offset by an increase in maturities and sales of trading assets.
Financing Activities
Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, issuance of long-term debt, and proceeds from sales of shares through employee equity incentive plans.
The decrease in cash used for financing activities in the first nine months of 2009, compared to the first nine months of 2008, was primarily due to a decrease in repurchases and retirement of common stock and the issuance of long-term debt, partially offset by lower proceeds from sales of shares through employee equity incentive plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We used the majority of the proceeds from the issuance of long-term debt to repurchase and retire common stock. During the first nine months of 2009 we repurchased 88.2 million shares at a cost of $1.7 billion (324.1 million shares at a cost of $7.1 billion during the first nine months of 2008) as part of our common stock repurchase program. As of September 26, 2009, $5.7 billion remained available for repurchase under the existing repurchase authorization of $25 billion. We base our level of stock repurchases on internal cash management decisions, and this level may fluctuate. Our dividend payments totaled $2.3 billion for the first nine months of 2009, flat compared to the first nine months of 2008. Proceeds from the sale of shares pursuant to employee equity incentive plans totaled $367 million for the first nine months of 2009 compared to $1.1 billion for the first nine months of 2008, as a result of significantly lower volume of employee exercises of stock options.
Liquidity
Cash generated by operations is used as our primary source of liquidity. As of September 26, 2009, cash and cash equivalents, debt instruments included in trading assets, and short-term investments totaled $12.9 billion.
Our investment policy requires all investments with original maturities at the time of investment of up to 6 months to be rated at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better. Additionally, we limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. As of September 26, 2009, the total credit exposure to any single counterparty did not exceed $500 million.
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
The credit quality of our investment portfolio remains high during this difficult credit environment, with credit-related other-than-temporary impairment losses on our available-for-sale debt instruments limited to less than $55 million cumulatively since the beginning of 2008. In addition, we continue to be able to invest in high-credit-quality investments. With the exception of a limited amount of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have received the full par value of our original debt investments. We do not intend to sell our debt investments that have unrealized losses in accumulated other comprehensive income (loss). In addition, it is not more likely than not that we will be required to sell our debt investments that have unrealized losses in accumulated other comprehensive income (loss) before we recover the amortized cost basis.
As of September 26, 2009, our balance of cash and cash equivalents, debt instruments included in trading assets, and short-term investments included $10.7 billion with a remaining maturity of less than one year. As of September 26, 2009, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as trading assets were approximately $50 million (approximately $145 million as of December 27, 2008). As of September 26, 2009, our cumulative unrealized losses related to debt instruments classified as available-for-sale were approximately $90 million (approximately $215 million as of December 27, 2008). Substantially all of our unrealized losses can be attributed to fair value fluctuations that occurred in an unstable credit environment that resulted in a decrease in the liquidity for these debt instruments.
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
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first nine months of 2009 were approximately $610 million, although no commercial paper remained outstanding as of September 26, 2009. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of September 26, 2009. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Fair Value of Financial Instruments
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.
Credit risk is factored into the valuation of financial instruments that we measure and record at fair value on a recurring basis. When fair value is determined using observable market prices, the credit risk is incorporated into the market price of the financial instrument. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer’s credit risk and/or Intel’s credit risk is factored into the calculation of the fair value, as appropriate. During the first nine months of 2009, changes in counterparty credit risk and our own credit risk did not have a significant impact on the valuation of our assets and liabilities measured and recorded at fair value.
When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, we classify those instruments as Level 3. As of September 26, 2009, our financial instruments measured and recorded at fair value on a recurring basis included $17.2 billion of assets, of which $1.5 billion (9%) were classified as Level 3. In addition, our financial instruments measured and recorded at fair value on a recurring basis included $373 million of liabilities, of which $192 million (51%) were classified as Level 3. During the first nine months of 2009, we transferred approximately $415 million of assets from Level 3 to Level 2. These assets consisted of floating-rate notes that were transferred from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of our instruments. During the first nine months of 2009, we recognized an insignificant amount of gains or losses on the assets that were transferred from Level 3 to Level 2.
During the first nine months of 2009, the Level 3 assets and liabilities that are measured and recorded at fair value on a recurring basis experienced net unrealized fair value gains totaling $69 million. Of this amount, gains of $60 million were recognized in our consolidated condensed statements of operations and gains of $9 million were included in other comprehensive income. During the first nine months of 2009, we did not experience any significant realized gains (losses) related to the Level 3 assets or liabilities in our portfolio.
Marketable Debt Instruments
As of September 26, 2009, our assets measured and recorded at fair value on a recurring basis included $15.9 billion of marketable debt instruments. Of these instruments, $672 million was classified as Level 1, $13.7 billion as Level 2, and $1.5 billion as Level 3.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Approximately 10% of our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using: non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and to a lesser degree non-observable market inputs. We corroborate the non-binding market consensus prices with observable market data using statistical models when observable market data exist. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. Approximately 40% of our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of non-binding market consensus prices that are corroborated with observable market data and approximately 50% due to the usage of a discounted cash flow model. Marketable debt instruments classified as Level 2 generally include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits, and a majority of floating-rate notes and corporate bonds.
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
Equity Securities
As of September 26, 2009, our portfolio of assets measured and recorded at fair value on a recurring basis included $766 million of marketable equity securities. Of these securities, $720 million was classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration activity during each week of the one-month period prior to the valuation date for each individual security, including the number of days each individual equity security trades and the average weekly trading volume in relation to the total outstanding shares of that security. The fair values of our investments in Clearwire Corporation ($301 million) and VMware, Inc. ($183 million) constituted a majority of the fair values of the marketable equity securities that we classified as Level 1. Marketable equity securities classified as Level 2 ($46 million) were classified as such because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security-specific restrictions.
Contractual Obligations
During the third quarter of 2009, we issued $2.0 billion of junior subordinated convertible debentures (the 2009 debentures) due in 2039. The 2009 debentures pay a fixed annual rate of 3.25%, to be paid semiannually beginning February 1, 2010. Our total cash payments (including anticipated interest payments that are not recorded on the consolidated condensed balance sheets and excluding fair value adjustments that affect the amount recorded on the consolidated condensed balance sheets) over the life of this long-term debt obligation are expected to be approximately $4.0 billion. Any future settlement of convertible debt would reduce total interest payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2008. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of September 26, 2009 and December 27, 2008. Actual results may differ materially.
Currency Exchange Rates
We generally hedge currency risks of non-U.S.-dollar-denominated investments in debt instruments and loans receivable with offsetting currency forward contracts, currency options, or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in a negligible net exposure to loss.
A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Israeli shekel, the Chinese yuan, and the Japanese yen. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts and, to a lesser extent, currency options in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements (see “Risk Factors” in Part II, Item 1A of this Form 10-Q). We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $30 million as of September 26, 2009 (less than $55 million as of December 27, 2008).
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
We hold derivative instruments that seek to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. The gains and losses from changes in fair value of these derivatives are designed to offset the gains and losses on the related liabilities, resulting in a negligible net exposure to loss.
As of September 26, 2009, the fair value of our available-for-sale marketable equity securities and our equity derivative instruments, including hedging positions, was $774 million ($362 million as of December 27, 2008). Our investments in Clearwire Corporation and VMware constituted a majority of our marketable equity securities as of September 26, 2009, and were carried at a fair market value of $301 million and $183 million, respectively. To assess the market price sensitivity of our marketable equity investments, we analyzed the historical movements over the past several years of high-technology stock indices that we considered appropriate. Assuming a loss of 65% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $505 million, based on the value as of September 26, 2009 (a decrease in value of approximately $220 million, based on the value as of December 27, 2008 using an assumed loss of 60%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets and credit markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $990 million as of September 26, 2009 ($1.0 billion as of December 27, 2008). As of September 26, 2009, the carrying amount of our non-marketable equity method investments was $2.5 billion ($3.0 billion as of December 27, 2008). A substantial majority of this balance as of September 26, 2009 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment of $1.4 billion in IMFT ($1.7 billion as of December 27, 2008), $305 million in IMFS ($329 million as of December 27, 2008), and $438 million in Numonyx ($484 million as of December 27, 2008).

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
If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	changes in the level of customers’ components inventory;

•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;

•	changes in customer product needs;

•	strategic actions taken by our competitors; and

•	market acceptance of our products.
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
We maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. However, there is a risk that one or more of our insurance providers may be unable to pay a claim. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial and may increase our expenses, which could harm our results of operations and financial condition.
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

Decisions about the scope of operations of our business, could affect our results of operations and financial condition.
Changes in the business environment could lead to changes in our decisions about the scope of operations of our business and these changes could result in restructuring and asset impairment charges. Factors that could cause actual results to differ materially from our expectations with regard to changing the scope of our operations include:
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

Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including:
•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
Any significant increase in our future effective tax rates could reduce net income for future periods.
Interest and other, net could be harmed by macroeconomic and other factors.
Factors that could cause interest and other, net in our consolidated condensed statements of operations to fluctuate include:
•	fixed-income, equity, and credit market volatility;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates;

•	changes in our cash and investment balances; and

•	changes in our hedge accounting treatment.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of September 26, 2009, $5.7 billion remained available for repurchase under the existing repurchase authorization.
Common stock repurchase activity under our authorized plan during the third quarter of 2009 was as follows (in millions, except per share amounts):

			Total Number of	Dollar Value of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Plans	Plans
June 28, 2009-July 25, 2009	—	$—	—	$7,403
July 26, 2009-August 22, 2009[1]	88.2	$18.95	88.2	$5,732
August 23, 2009-September 26, 2009	—	$—	—	$5,732

Total	88.2	$18.95	88.2

[1]	Shares were repurchased in privately negotiated transactions.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not considered common stock repurchases under our authorized plan.

ITEM 6. EXHIBITS
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2006)

3.2	Intel Corporation Bylaws, as amended on May 19, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 22, 2009)

4.1	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009 (the “Convertible Note Indenture”)

10.4	Intel Corporation 2006 Equity Incentive Plan As Amended and Restated Effective May 20, 2009 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form S-8 as filed on June 26, 2009, File No. 333-160272).

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INTEL CORPORATION (Registrant)
Date: November 2, 2009	By:	/s/ Stacy J. Smith
Stacy J. Smith
Vice President, Chief Financial Officer, and Principal Accounting Officer