Form 10-K
period 2009-12-26
INTEL CORP
filed 2010-02-22
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 26, 2009.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 26, 2009, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was
$91.1 billion
5,524 million shares of common stock outstanding as of February 5, 2010
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement related to its 2010 Annual Stockholders’ Meeting to be filed subsequently—Part III of this Form 10-K.

INTEL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2009

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

We were incorporated in California in 1968 and reincorporated in Delaware in 1989. Our Internet address is www.intel.com. On this web site, we publish voluntary reports, which we update annually, outlining our performance with respect to corporate responsibility, including environmental, health, and safety (EHS) compliance.

We use our Investor Relations web site, www.intc.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations web site free of charge. In addition, our web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Company Organization

At the end of 2009, we reorganized our business to better align our major product groups around the core competencies of Intel® architecture and our manufacturing operations. After the reorganization, we have nine operating segments:

•	PC Client Group. Delivering a high-quality computing and Internet experience through Intel architecture-based products and platforms, primarily for notebooks, netbooks, and desktops.
•	Data Center Group. Delivering server, storage, and workstation platforms for small, medium, and large enterprises.
•	Embedded and Communications Group. Delivering Intel architecture-based products as solutions for embedded applications through long life-cycle support, software and architectural scalability, and platform integration.
•	Digital Home Group. Delivering Intel architecture-based products for next-generation consumer electronics devices with interactive Internet content and traditional broadcast programming.
•	Ultra-Mobility Group. Building a business in the next-generation handheld market segment with low-power Intel architecture-based products.
•	NAND Solutions Group. Delivering advanced NAND flash memory products for use in a variety of devices.
•	Wind River Software Group. A wholly owned subsidiary delivering device software optimization products to the embedded and handheld market segments, serving a variety of hardware architectures.
•	Software and Services Group. Delivering software products and services, in addition to promoting Intel architecture as the platform of choice for software development.
•	Digital Health Group. Delivering technology-enabled products that are designed to reduce healthcare costs and connect people and information to improve patient care and safety.

Products

We design and manufacture computing and communications components, such as microprocessors, chipsets, motherboards, and wireless and wired connectivity products, as well as platforms that incorporate these components. We strive to optimize the overall performance improvements of our products by balancing increased performance capabilities with improved energy efficiency. Increased performance can include faster processing performance and other improved capabilities, such as multithreading and multitasking. Performance can also be improved through enhanced connectivity, storage, security, manageability, utilization, reliability, ease of use, and interoperability among devices. Improved energy efficiency is achieved by lowering power consumption in relation to performance capabilities, which may extend utilization time for battery-powered form factors and reduce system heat output, thereby providing power savings and reducing the total cost of ownership.

We offer products at various levels of integration, to allow our customers flexibility in creating computing and communications systems. The substantial majority of our revenue is from the sale of microprocessors and chipsets.

Components

Microprocessors

A microprocessor—the central processing unit (CPU) of a computer system—processes system data and controls other devices in the system, acting as the “brains” of the computer. We offer microprocessors with one or multiple processor cores designed for notebooks, netbooks, desktops, servers, workstations, storage products, embedded applications, communications products, consumer electronics devices, and handhelds. The following are characteristics of our microprocessors:

•	Multi-core microprocessors contain two or more processor cores, which can enable improved multitasking and energy-efficient performance by distributing computing tasks across multiple cores.
•	Cache is memory that can be located directly on the microprocessor. Incorporating additional amounts and/or levels of cache can enable higher performance by permitting quicker access to frequently used data and instructions.
•	Some of our microprocessors also include an integrated memory controller or an integrated memory controller and integrated graphics functionality. Both an integrated memory controller and integrated graphics functionality can increase the speed at which data is transferred between system components.

Most of our microprocessors are based on the latest generation Intel® Coretm microarchitecture and are manufactured using our 45-nanometer (nm) Hi-k metal gate silicon process technology (45nm process technology) or our 32nm second-generation Hi-k metal gate silicon process technology (32nm process technology). These technologies are the first to use Hi-k metal gate transistors, which increase performance while simultaneously reducing the leakage of currents. Microarchitecture refers to the layout, density, and logical design of a microprocessor. The latest generation Intel Core microarchitecture incorporates features designed to increase performance and energy efficiency, such as:

•	Intel® Turbo Boost Technology, which increases processor frequency when applications demand more performance; and
•	Intel® Hyper-Threading Technology, which allows each processor core to process two software tasks or threads simultaneously.

We also offer, and are continuing to develop, System on Chip (SoC) products that integrate our core processing functionalities with other system components, such as graphics, audio, and video, onto a single chip to form a purpose-built solution. SoC products are designed to provide improved performance due to higher integration, lower power consumption, and smaller form factors.

Chipsets

The chipset operates as the “nervous system” in a PC or other computing device, sending data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive or solid-state drive, and CD, DVD, or Blu-ray* drive. We offer chipsets designed for notebooks, netbooks, desktops, servers, workstations, storage products, embedded applications, communications products, consumer electronics devices, and handhelds. Chipsets extend the audio, video, and other capabilities of many systems and perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Some chipsets may also include graphics functionality or graphics functionality and a memory controller, for use with our microprocessors that do not integrate those system components.

Motherboards

We offer motherboard products designed for our desktop, server, and workstation platforms. A motherboard is the principal board within a system, and typically contains the microprocessor, chipset, memory, and other components. The motherboard also has connectors for attaching devices to the bus, which is the subsystem that transfers data between various components of a computer.

Wireless and Wired Connectivity

We offer wireless and wired connectivity products, including network adapters and embedded wireless cards, based on industry-standard protocols used to translate and transmit data across networks. Wireless connectivity products based on WiFi technology allow users to wirelessly connect to high-speed local area networks, typically within a close range. We have also developed wireless connectivity products for both mobile and fixed networks based on WiMAX, a standards-based wireless technology providing high-speed broadband connectivity that can link users and networks up to several miles apart.

Platforms

A platform typically includes a microprocessor, chipset, and enabling software, and may include additional hardware, services, and support. In developing our platforms, we may include components made by other companies. Platforms based on our latest generation Intel Core microarchitecture using our 32nm process technology integrate a memory controller and graphics functionality into each microprocessor, and connect the microprocessor and other components with a high-speed interconnect. We refer to certain platform brands within our product offerings as processor technologies.

Microprocessor and Platform Technologies

We offer features to improve microprocessor and platform capabilities that can enhance system performance and user experience. For example, we offer technologies that can help information technology managers maintain, manage, and protect enabled systems that are plugged into a power source and connected to a network, even if a computer is turned off or has a failed hard drive or operating system. Additional features can enable virtualization, in which a single computer system can function as multiple virtual systems by running multiple operating systems and applications. Virtualization can consolidate workloads and provide increased security and management capabilities. To take advantage of these and other features that we offer, a computer system must have a microprocessor that supports a chipset and BIOS (basic input/output system) that use the technology, and software that is optimized for the technology. Performance will vary depending on the system hardware and software used.

Additional Product Offerings

NAND flash memory  is a specialized type of memory component primarily used in portable memory storage devices, digital camera memory cards, solid-state drives, and other devices. NAND flash memory retains information even when the power is off, and provides faster access to data than traditional hard drives. Because flash memory does not have any moving parts, it tolerates bumps and shocks better than devices such as rapidly spinning disk drives.

Network processors  are advanced, fully programmable processors used in networking equipment to rapidly manage and direct data moving across networks and the Internet.

Software products  include operating systems, middleware, and tools used to develop, run, and manage a wide variety of enterprise, consumer, embedded, and handheld devices. In addition, we offer software development tools, designed to complement our latest hardware technologies, that help enable the creation of applications.

Healthcare products  are technology-enabled devices for healthcare providers and personal healthcare that are designed to connect people and information to improve patient care and safety.

Revenue by Major Operating Segment

Net revenue for the PC Client Group (PCCG) operating segment, the Data Center Group (DCG) operating segment, and the other Intel architecture operating segments (Other IA) is presented as a percentage of our consolidated net revenue. Other IA includes the Embedded and Communications Group, the Digital Home Group, and the Ultra-Mobility Group operating segments.

Percentage of Revenue
(Dollars in Millions)

Revenue from sales of microprocessors within the PCCG operating segment represented 57% of our consolidated net revenue in 2009 (57% in 2008 and 55% in 2007), and revenue from sales of microprocessors within the DCG operating segment represented 15% of our consolidated net revenue in 2009 (14% in 2008 and 13% in 2007).

Below, we discuss the key products and processor technologies, including some key introductions, of our operating segments. For a discussion of our strategy, see “Strategy” in Part II, Item 7 of this Form 10-K.

PC Client Group

The PC Client Group (PCCG) offers microprocessors and related chipsets designed for the notebook, netbook, and desktop market segments. In addition, PCCG offers motherboards designed for the desktop market segment, and wireless connectivity products.

Notebooks and Netbooks

Our current notebook and netbook microprocessor offerings include the:

• Intel® Coretm i7 processor Extreme Edition	• Intel® Coretm2 Duo mobile processor
• Intel® Coretm i7 mobile processor	• Intel® Coretm2 Solo processor
• Intel® Coretm i5 mobile processor	• Intel® Celeron® D processor
• Intel® Coretm i3 mobile processor	• Intel® Celeron® M processor
• Intel® Coretm2 Extreme mobile processor	• Intel® Celeron® processor
• Intel® Coretm2 Quad mobile processor	• Intel® Atomtm processor

We offer microprocessors for notebooks at a variety of price and performance points, from the Intel Core i7 processor Extreme Edition—a quad-core processor based on our latest generation Intel Core microarchitecture designed for processor-intensive tasks in demanding multitasking environments—to the Intel Celeron processor, designed to provide value, quality, and reliability for basic computing needs. In addition, we offer the Intel Atom processor, designed for netbooks. We offer these processors in various packaging options, including ultra-low-voltage processors designed for ultra-thin laptop computers, giving our customers flexibility for a wide range of system designs for notebook PCs. The related chipsets for our notebook and netbook microprocessor offerings primarily include Mobile Intel® 5 Series Express Chipsets, Mobile Intel® 4 Series Express Chipsets, Mobile Intel® 900 Series Express Chipsets, and the Intel® NM10 Express Chipset. In addition, we offer wireless connectivity products based on WiFi and WiMAX technologies.

We also offer processor technologies designed to provide high performance with improved multitasking; and power-saving features to improve battery life, wireless network connectivity, and boot times, and to enable smaller form factors. The Intel® Coretm i5 vProtm processor and the Intel® Coretm i7 vProtm processor are designed to provide business notebook PCs with increased security, manageability, upgradeability, and energy-efficient performance.

Our new product offerings in 2009 and early 2010 include:

•	Intel Core i7 mobile processors, Intel Core i5 mobile processors, and Intel Core i3 mobile processors, the latest of which are manufactured using our 32nm process technology and include integrated high-definition graphics functionality. These processors are supported by the new Mobile Intel 5 Series Express Chipset family.
•	Intel® Centrino® Wireless adapters, designed to offer high-speed and reliable connectivity, and consistent coverage, while consuming minimal power.
•	An Intel Atom processor with integrated graphics functionality designed to enable improved performance and smaller, more energy-efficient netbooks. This processor is supported by the new, low-power Intel NM10 Express Chipset.
•	The Intel Core i7 processor Extreme Edition, based on our latest generation Intel Core microarchitecture, and designed for demanding applications such as high-performance gaming, high-definition content creation, and video encoding and editing.
•	Ultra-low-voltage processors and a chipset designed for ultra-thin laptop computers.

Desktops

Our current desktop microprocessor offerings include the:

• Intel® Coretm i7 processor Extreme Edition	• Intel® Coretm2 Quad processor
• Intel® Coretm i7 processor	• Intel® Coretm2 Duo processor
• Intel® Coretm i5 processor	• Intel® Pentium® processor
• Intel® Coretm i3 processor	• Intel® Celeron® processor
• Intel® Coretm2 Extreme processor	• Intel® Atomtm processor

We offer desktop microprocessors at a variety of price/performance points, from the high-end Intel Core i7 processor Extreme Edition—a quad-core processor based on our latest generation Intel Core microarchitecture, designed for processor-intensive tasks in demanding multitasking environments—to the Intel Celeron processor, designed to provide value, quality, and reliability for basic computing needs. In addition, we offer the Intel Atom processor, designed for low-power and affordable Internet-focused devices. The related chipsets for our desktop microprocessor offerings primarily include Intel® 5 Series Express Chipsets, Intel® 4 Series Express Chipsets, Intel® 3 Series Express Chipsets, and the Intel® NM10 Express Chipset.

We also offer processor technologies based on our microprocessors, chipsets, and motherboard products that are optimized for the desktop market segment. For business desktop PCs, we offer the Intel® Coretm2 Duo processor with vProtm technology, the Intel® Coretm2 Quad processor with vProtm technology, the Intel® Coretm i5 vProtm processor, and the Intel® Coretm i7 vProtm processor, which are designed to provide manageability, upgradeability, energy-efficient performance, increased security, and lower cost of ownership.

Our new product offerings in 2009 and early 2010 include:

•	Intel Core i7 processors, Intel Core i5 processors, and Intel Core i3 processors, the latest of which are manufactured using our 32nm process technology and include integrated high-definition graphics functionality. These processors are supported by the new Intel 5 Series Express Chipset family.
•	An Intel Atom processor with integrated graphics functionality designed to enable improved performance and smaller, more energy-efficient entry-level desktops. This processor is supported by the new, low-power Intel NM10 Express Chipset.

Data Center Group

The Data Center Group (DCG) offers products that are incorporated into servers, storage, workstations, and other products that help make up the infrastructure for data center and cloud computing environments. DCG’s products include microprocessors and related chipsets, and motherboards and wired connectivity devices.

Our current server, workstation, and storage microprocessor offerings include the Intel® Xeon® processor and the Intel® Itanium® processor. Our Intel Xeon processor family of products supports a range of entry-level to high-end technical and commercial computing applications such as Internet Protocol data centers. Compared to our Intel Xeon processor family, our Intel Itanium processor family generally supports an even higher level of reliability and computing performance for data processing, handling high transaction volumes, and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. Servers, which usually have multiple microprocessors or cores working together, manage large amounts of data, direct data traffic, perform complex transactions, and control central functions in local and wide area networks and on the Internet. Workstations typically offer higher performance than standard desktop PCs and are used for applications such as engineering design, digital content creation, and high-performance computing. With the large growth in digital content, external storage systems, such as storage area network (SAN) and network-attached storage (NAS), require higher bandwidth and improved processing performance.

Our new product offerings in 2009 and early 2010 include:

•	Quad-core Intel Itanium processors with enhanced scalability and reliability features, designed for mission-critical computing.
•	Dual- and quad-core Intel Xeon processors based on our latest generation Intel Core microarchitecture, including multiple quad-core Intel Xeon processors designed for use in entry-level servers for small businesses and educational settings.
•	Server motherboards that offer a higher degree of integrated components.

Other Intel Architecture Operating Segments

Embedded and Communications Group

The Embedded and Communications Group (ECG) offers highly scalable microprocessors, including Intel Atom processors, and chipsets for a growing number of embedded applications across numerous market segments, including industrial, medical, and in-vehicle infotainment. In addition, ECG offers network processors.

Our new product offerings in 2009 and early 2010 include:

•	Embedded Intel Core i7 processors, Intel Core i5 processors, and Intel Core i3 processors, all using our 32nm process technology and with integrated high-definition graphics functionality. These processors are supported by the new Mobile Intel 5 Series Express Chipset family.
•	Low-power Intel Xeon processors based on our latest generation Intel Core microarchitecture, designed for use in thermally constrained environments common to communications infrastructure products such as wireline phones and fax machines.
•	Intel Atom processors designed for in-vehicle infotainment systems, media phones, and other industrial applications.

Ultra-Mobility Group

The Ultra-Mobility Group offers energy-efficient Intel Atom processors and related chipsets designed for mobile Internet devices (MIDs) within the handheld market segment.

Digital Home Group

The Digital Home Group offers products for use in consumer electronics devices designed to access and share Internet, broadcast, optical media (CD, DVD, or Blu-ray), and personal content through a variety of linked digital devices within the home. In addition, we offer components for consumer electronics devices such as digital TVs, high-definition media players, and set-top boxes, which receive, decode, and convert incoming data signals. In 2009, we introduced the Intel® Atomtm processor CE4100, a SoC media processor designed to bring Internet content and services to digital televisions, DVD players, and advanced set-top boxes.

Other Operating Segments

NAND Solutions Group

The NAND Solutions Group offers NAND flash memory products primarily used in portable memory storage devices, digital camera memory cards, solid-state drives, and other devices. Our solid-state drives, available in densities ranging from 2 gigabytes (GB) to 160 GB, weigh less than standard hard disk drives and are designed to enable faster boot times, lower power consumption, increased reliability, and improved performance. Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT). See “Note 11: Non-Marketable Equity Investments” in Part II, Item 8 of this Form 10-K. In 2009, we introduced 80-GB and 160-GB solid-state drives based on 34nm NAND flash technology, designed for laptop and desktop computers.

Wind River Software Group

The Wind River Software Group develops and licenses device software optimization products, including operating systems, for the needs of customers in the embedded and handheld market segments.

Manufacturing and Assembly and Test

As of December 26, 2009, 64% of our wafer fabrication, including microprocessors and chipsets, was conducted within the U.S. at our facilities in Arizona, Oregon, New Mexico, and Massachusetts. The remaining 36% of our wafer fabrication was conducted outside the U.S. at our facilities in Ireland and Israel.

As of December 26, 2009, we primarily manufactured our products in wafer fabrication facilities at the following locations:

Products	Wafer Size	Process Technology	Locations
Microprocessors	300mm	32nm	Oregon
Microprocessors	300mm	45nm	Israel, New Mexico, Arizona
Chipsets and microprocessors	300mm	65nm	Arizona, Ireland
Chipsets and other products	300mm	90nm	Ireland
Chipsets and other products	200mm	130nm and above	Massachusetts, Oregon, Ireland

In addition to our current facilities, we are building a 300mm wafer fabrication facility in China that is expected to begin production on chipsets using our 65nm process technology in late 2010 or early 2011.

As of December 26, 2009, the substantial majority of our microprocessors were manufactured on 300mm wafers using our 45nm process technology. In the second half of 2009, we began manufacturing microprocessors using our 32nm process technology. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to prepare each factory for manufacturing. However, continuing to advance our process technology provides benefits that we believe justify these costs. The benefits of moving to each succeeding generation of manufacturing process technology can include using less space per transistor, reducing heat output from each transistor, and/or increasing the number of integrated features on each chip. These advancements can result in microprocessors that are higher performing, consume less power, and/or cost less to manufacture.

We use third-party manufacturing companies (foundries) to manufacture wafers for certain components, including networking and communications products. In addition, we primarily use subcontractors to manufacture board-level products and systems, and purchase certain communications networking products from external vendors in the Asia-Pacific region.

Our NAND flash memory products are manufactured by IMFT, a NAND flash memory manufacturing company that we formed with Micron Technology, Inc. Our NAND flash memory products are manufactured by IMFT using 34nm or 50nm process technology, and we expect to offer NAND flash memory products using 25nm process technology during the second quarter of 2010. We purchase 49% of the manufactured output of IMFT as of December 26, 2009. Assembly and test of NAND flash memory products is performed by Micron and other external subcontractors. See “Note 11: Non-Marketable Equity Investments” in Part II, Item 8 of this Form 10-K.

During 2008, we completed the divestiture of our NOR flash memory business in exchange for an ownership interest in Numonyx B.V. We are leasing a wafer fabrication facility located in Israel to Numonyx. That facility is not shown in our above listing of wafer fabrication facilities.

Following the manufacturing process, the majority of our components are subject to assembly and test. We perform our components assembly and test at facilities in Malaysia, China, and Costa Rica. We are building a new assembly and test facility in Vietnam that is expected to begin production in the second half of 2010. To augment capacity, we use subcontractors to perform assembly of certain products, primarily chipsets and networking and communications products.

Our employment practices are consistent with, and we expect our suppliers and subcontractors to abide by, local country law. In addition, we impose a minimum employee age requirement as well as progressive EHS requirements, regardless of local law.

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

Our products are typically produced at multiple Intel facilities at various sites around the world, or by subcontractors who have multiple facilities. However, some products are produced in only one Intel or subcontractor facility, and we seek to implement actions and plans to reduce the exposure that would result from a disruption at any such facility. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Research and Development

We are committed to investing in world-class technology development, particularly in the design and manufacture of integrated circuits. Research and development (R&D) expenditures in 2009 were $5.7 billion ($5.7 billion in 2008 and $5.8 billion in 2007).

Our R&D activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms, which will in turn enable new form factors and new usage models for businesses and consumers. Our R&D activities range from designing and developing products, to developing and refining manufacturing processes, to researching future technologies and products.

We are focusing our R&D efforts on advanced computing technologies, developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of microprocessors and chipsets, improving our platform initiatives, and developing software solutions and tools to support our technologies. Our R&D efforts enable new levels of performance and address areas such as energy efficiency, scalability for multi-core architectures, system manageability and security, and ease of use. We continue to make significant R&D investments in the development of SoCs to enable growth in areas such as handhelds (including MIDs and smartphones), embedded applications, and consumer electronics. In addition, we continue to make significant investments in graphics and wireless technologies.

As part of our R&D efforts, we plan to introduce a new microarchitecture for our notebook, desktop, and Intel Xeon processors approximately every two years and ramp the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. In 2009, we started manufacturing microprocessors using our new 32nm second-generation Hi-k metal gate silicon process technology, and we expect to introduce a new microarchitecture using our 32nm process technology in 2010. We are currently developing 22nm process technology, our next-generation process technology, and expect to begin manufacturing products using that technology in 2011. Our leadership in silicon technology has enabled us to make “Moore’s Law” a reality. Moore’s Law predicted that transistor density on integrated circuits would double about every two years. Our leadership in silicon technology has also helped expand on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products and platforms optimized for a wider variety of applications.

Our R&D model is based on a global organization that emphasizes a collaborative approach to identifying and developing new technologies, leading standards initiatives, and influencing regulatory policies to accelerate the adoption of new technologies. Our R&D initiatives are performed by various business groups within the company, and we centrally manage key cross-business group product initiatives to align and prioritize our R&D activities across these groups. In addition, we may augment our R&D initiatives by investing in companies or entering into agreements with companies that have similar R&D focus areas. For example, we have an agreement with Micron for joint development of NAND flash memory technologies.

Employees

As of December 26, 2009, we had 79,800 employees worldwide, with 55% of those employees located in the U.S.

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

Our worldwide reseller sales channel consists of thousands of indirect customers, systems builders that purchase Intel microprocessors and other products from our distributors. We have a boxed processor program that allows distributors to sell Intel microprocessors in small quantities to these systems-builder customers; boxed processors are also available in direct retail outlets.

In 2009, Hewlett-Packard Company accounted for 21% of our net revenue (20% in 2008 and 17% in 2007) and Dell Inc. accounted for 17% of our net revenue (18% in 2008 and 2007). No other customer accounted for more than 10% of our net revenue. For information about revenue and operating income by operating segment, and revenue from unaffiliated customers by geographic region/country, see “Results of Operations” in Part II, Item 7 and “Note 29: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

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

Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue and related costs of sales is deferred. Our standard terms and conditions of sale typically provide that payment is due at a later date, generally 30 days after shipment or delivery. Our credit department sets accounts receivable and shipping limits for individual customers to control credit risk to Intel arising from outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining some form of third-party guaranty or standby letter of credit, or obtaining credit insurance for all or a portion of the account balance if necessary. Credit losses may still be incurred due to bankruptcy, fraud, or other failure of the customer to pay. For information about our allowance for doubtful receivables, see “Schedule II—Valuation and Qualifying Accounts” in Part IV of this Form 10-K.

Most of our sales to distributors are made under agreements allowing for price protection on unsold merchandise and a right of return on stipulated quantities of unsold merchandise. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. On most products, there is no contractual limit on the amount of price protection, nor is there a limit on the time horizon under which price protection is granted. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. Although we have the option to grant credit for, repair, or replace defective products, there is no contractual limit on the amount of credit granted to a distributor.

Distribution

Typically, distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. We also utilize third-party sales representatives who generally do not offer directly competitive products but may carry complementary items manufactured by others. Sales representatives do not maintain a product inventory; instead, their customers place orders directly with us or through distributors. Several distribution warehouses are located in close proximity to key customers.

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

Marketing

Our corporate marketing objectives are to build a strong Intel corporate brand that connects with consumers, and have a limited number of meaningful and valuable brands in our portfolio to aid businesses and consumers in making informed choices and to make technology purchase decisions easier for them. The Intel Core processor family and the Intel Atom, Intel Pentium, Intel Celeron, Intel Xeon, and Intel Itanium trademarks make up our processor brands.

We promote brand awareness and generate demand through our own direct marketing as well as co-marketing programs. Our direct marketing activities include television, print, and web-based advertising, as well as press relations, consumer and trade events, and industry and consumer communications. We market to consumer and business audiences, and focus on building awareness and generating demand for increased performance, power efficiency, and new capabilities.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® Program. This program broadens the reach of our brands beyond the scope of our own direct advertising. Through the Intel Inside Program, certain customers are licensed to place Intel logos on computers containing our microprocessors and processor technologies, and to use our brands in marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for marketing activities for products featuring Intel brands, subject to the OEMs meeting defined criteria. These marketing activities primarily include television, print, and an increased focus on web-based marketing. We have also entered into joint marketing arrangements with certain customers.

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

We believe that our network of manufacturing facilities and assembly and test facilities gives us a competitive advantage. This network enables us to have more direct control over our processes, quality control, product cost, volume, timing of production, and other factors. These facilities require significant up-front capital spending and therefore make it difficult for us to reduce our costs in the short-term. Many of our competitors do not own such facilities because they may not be able to afford to do so or because their business models involve the use of third-party foundries and assembly and test subcontractors for manufacturing and assembly and test. The third-party foundries and subcontractors may also offer intellectual property, design services, and other goods and services to our competitors. These “fabless semiconductor companies” include Broadcom Corporation, NVIDIA Corporation, QUALCOMM Incorporated, and VIA Technologies, Inc. (VIA). Some of our competitors own portions of such facilities through investment or joint-venture arrangements with other companies.

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

Microprocessors

We continue to be largely dependent on the success of our microprocessor business. Our ability to compete depends on our ability to deliver new microprocessor products with increased performance capabilities and improved energy-efficient performance at competitive prices. Some of our microprocessor competitors, such as Advanced Micro Devices, Inc. (AMD), market software-compatible products that compete with our processors. We also face competition from companies offering rival architecture designs, such as Cell Broadband Engine Architecture developed jointly by International Business Machines Corporation (IBM), Sony Corporation, and Toshiba Corporation; Power Architecture* offered by IBM; ARM* architecture developed by ARM Limited; and Scalable Processor Architecture (SPARC*) offered by Sun Microsystems, Inc. (a subsidiary of Oracle Corporation). In addition, NVIDIA is seeking to position its graphics processors to compete with microprocessors, by shifting some of a microprocessor’s workload to its graphics processor.

While AMD has been our primary competitor in the market segments for microprocessors used in notebooks, desktops, and servers, QUALCOMM and other companies using ARM-based designs are our primary competitors in the growing market segment for microprocessors used in handhelds, including smartphones and MIDs. Our ability to compete with QUALCOMM and other competitors in this market segment depends on our ability to design and produce high-performance, energy-efficient microprocessors at competitive prices. It also requires us to develop a software ecosystem that appeals to end users and software developers. We have taken a number of steps to build this software ecosystem, including developing the Moblintm-based operating system and subsequently combining it with Nokia Corporation’s Maemo* software platform to create MeeGo*, a Linux-based software platform that will run on multiple hardware platforms; acquiring Wind River Systems, Inc.; and creating the Intel® Atomtm Developer Program. In addition, in 2009 we entered into product development collaborations with LG Electronics, Inc. and Nokia.

The following is a list of our main microprocessor competitors by market segment:

•	Notebook: AMD and VIA
•	Netbook: AMD, NVIDIA, QUALCOMM, and VIA
•	Desktop: AMD and VIA
•	Server/Workstation: AMD, IBM, and Sun Microsystems
•	Embedded: AMD, Freescale Semiconductor, Inc., and Texas Instruments Incorporated
•	Handheld: QUALCOMM

Chipsets

Our chipsets compete with chipsets produced by companies such as AMD (including chipsets marketed under the ATI Technologies, Inc. brand), Broadcom, NVIDIA, Silicon Integrated Systems Corporation, and VIA. We also compete with companies offering graphics components and other special-purpose products used in the notebook, netbook, desktop, and server market segments. One aspect of our business model is to incorporate improved performance and advanced properties into our microprocessors and chipsets, for which demand may increasingly be affected by competition from companies whose business models are based on dedicated chipsets and other components, such as graphics controllers.

Flash Memory

Our NAND flash memory products currently compete with NAND products primarily manufactured by Hynix Semiconductor Inc., Micron, Samsung Electronics Co., Ltd., SanDisk Corporation, and Toshiba.

Connectivity

We offer products designed for wireless and wired connectivity; the communications infrastructure, including network processors; and networked storage. Our WiFi and WiMAX products currently compete with products manufactured by Atheros Communications, Inc., Broadcom, QUALCOMM, and other smaller companies.

Competition Lawsuits and Government Matters

We are currently a party to a variety of lawsuits and government matters involving our competitive practices. See “Note 28: Contingencies” in Part II, Item 8 of this Form 10-K.

Acquisitions and Strategic Investments

During 2009, we completed the acquisition of Wind River Systems, Inc., a vendor of software for embedded devices. The objective of the acquisition of Wind River Systems was to enable the introduction of products for the embedded and handheld market segments, resulting in benefits for our existing operations. See “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K.

Intellectual Property and Licensing

Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets, trademarks, and maskwork rights. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems. We intend to license our intellectual property rights where we can obtain adequate consideration. See “Competition” earlier in this section, “Risk Factors” in Part I, Item 1A, and “Note 28: Contingencies” in Part II, Item 8 of this Form 10-K.

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

We work with the U.S. Environmental Protection Agency (EPA), non-governmental organizations, OEMs, and retailers to help manage e-waste (which includes electronic products nearing the end of their useful lives) and promote recycling. The European Union (EU) requires producers of certain electrical and electronic equipment to develop programs that allow consumers to return products for recycling. Many states in the U.S. have similar e-waste take-back laws. The inconsistency of many e-waste take-back laws and the lack of local e-waste management options in many areas pose a challenge for our compliance efforts. To mitigate these problems, we communicate with our distributors to determine available options for complying with e-waste laws.

Intel seeks to reduce our global greenhouse gas emissions by investing in energy conservation projects in our factories and working with suppliers to improve energy efficiency. We take a holistic approach to power management, addressing the challenge at the silicon, package, circuit, micro/macro architecture, platform, and software levels. We recognize that climate change may cause general economic risk. For further information on the risks of climate change, see “Risk Factors” in Part I, Item 1A of this Form 10-K. We routinely monitor energy costs to understand the long-range impacts that rising costs may have on our business. We see the potential for higher energy costs driven by climate change regulations. This could include items applied to utilities that are passed along to customers, such as carbon taxes or costs associated with emission cap and trade programs or renewable portfolio standards. In particular, regulations associated with the Western Climate Initiative could have an impact on our company, because a number of our large manufacturing facilities are located in the western U.S. Proposed regulations by the EPA could impact our ability to obtain modifications in a timely manner for existing air permits at our manufacturing facilities in the U.S. Similarly, our operations in Ireland are already subject to the EU’s mandatory cap and trade scheme for global-warming emissions. All of our sites also may be impacted by utility programs directed by legislation or regulatory or other pressures that are targeted to pass costs through to users.

We maintain business recovery plans that are intended to ensure our ability to recover from natural disasters or other events that can be disruptive to our business. Many of our operations are located in semi-arid regions, such as Israel and the southwestern U.S. Some climate change scenarios predict that such regions can become even more vulnerable to prolonged droughts. We have had an aggressive water conservation program in place for many years. We believe that our water conservation and recovery programs will help reduce our risk if water availability becomes more constrained in the future. We further maintain long-range plans to identify potential future water conservation actions that we can take.

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

For several years, we have been evaluating “green” design standards and incorporating green building concepts and practices into the construction of our buildings. We are in the process of obtaining Leadership in Energy and Environmental Design (LEED) certification for an office building under construction in Israel and a newly constructed fabrication building in Arizona. We have been purchasing wind power and other forms of renewable energy at some of our major sites for several years. At the beginning of 2008, we announced plans to purchase renewable energy certificates under a multi-year contract. The purchase placed Intel at the top of the EPA’s Green Power Partnership for 2008 and 2009. The purchase was intended to help stimulate the market for green power, leading to additional generating capacity and, ultimately, lower costs.

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of February 22, 2010 (ages are as of December 26, 2009):

Robert J. Baker, age 54
• 2001 – present,	Senior VP, General Manager (GM), Technology and Manufacturing Group
• Joined Intel 1979

Andy D. Bryant, age 59
• 2009 – present,	Executive VP, Technology, Manufacturing, and Enterprise Services, Chief Administrative Officer
• 2007 – 2009,	Executive VP, Finance and Enterprise Services, Chief Administrative Officer
• 2001 – 2007,	Executive VP, Chief Financial and Enterprise Services Officer
• Member of Columbia Sportswear Company Board of Directors
• Member of McKesson Corporation Board of Directors
• Joined Intel 1981

William M. Holt, age 57
• 2006 – present,	Senior VP, GM, Technology and Manufacturing Group
• 2005 – 2006,	VP, Co-GM, Technology and Manufacturing Group
• 1999 – 2005,	VP, Director, Logic Technology Development
• Joined Intel 1974

Thomas M. Kilroy, age 52
• 2010 – present,	Senior VP, GM, Sales and Marketing Group
• 2009 – 2010,	VP, GM, Sales and Marketing Group
• 2005 – 2009,	VP, GM, Digital Enterprise Group
• 2003 – 2005,	VP, Sales and Marketing Group, Co-President of Intel Americas
• Joined Intel 1990

Sean M. Maloney, age 53
• 2009 – present,	Executive VP, GM, Intel Architecture Group
• 2008 – 2009,	Executive VP, Chief Sales and Marketing Officer
• 2006 – 2008,	Executive VP, GM, Sales and Marketing Group, Chief Sales and Marketing Officer
• 2005 – 2006,	Executive VP, GM, Mobility Group
• 2001 – 2005,	Executive VP, GM, Intel Communications Group
• Member of Autodesk, Inc. Board of Directors
• Member of Clearwire Corporation Board of Directors
• Joined Intel 1982

A. Douglas Melamed, age 64
• 2009 – present,	Senior VP, General Counsel
• 2001 – 2009,	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
• Joined Intel 2009

Paul S. Otellini, age 59
• 2005 – present,	President, Chief Executive Officer
• 2002 – 2005,	President, Chief Operating Officer
• Member of Intel Board of Directors since 2002
• Member of Google, Inc. Board of Directors
• Joined Intel 1974

David Perlmutter, age 56
• 2009 – present,	Executive VP, GM, Intel Architecture Group
• 2007 – 2009,	Executive VP, GM, Mobility Group
• 2005 – 2007,	Senior VP, GM, Mobility Group
• 2005	VP, GM, Mobility Group
• 2000 – 2005,	VP, GM, Mobile Platforms Group
• Joined Intel 1980

Stacy J. Smith, age 47
• 2010 – present,	Senior VP, Chief Financial Officer
• 2007 – 2010,	VP, Chief Financial Officer
• 2006 – 2007,	VP, Assistant Chief Financial Officer
• 2004 – 2006,	VP, Finance and Enterprise Services, Chief Information Officer
• 2002 – 2004,	VP, Sales and Marketing Group, GM, Europe, Middle East, and Africa
• Joined Intel 1988

Arvind Sodhani, age 55
• 2007 – present,	Executive VP of Intel, President of Intel Capital
• 2005 – 2007,	Senior VP of Intel, President of Intel Capital
• 1990 – 2005,	VP, Treasurer
• Joined Intel 1981

ITEM 1A.	RISK FACTORS

Fluctuations in demand for our products may harm our financial results and are difficult to forecast.
If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be harmed. Important factors that could cause demand for our products to fluctuate include:

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;
•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;
•	changes in the level of customers’ components inventories;
•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;
•	changes in customer product needs;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.

If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment as well as intangible assets, which would increase our expenses. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin. Factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. In the long term, if product demand increases, we may not be able to add manufacturing or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.

Litigation or regulatory proceedings could harm our business.
We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 28: Contingencies” in Part II, Item 8 of this Form 10-K, we are currently engaged in a number of litigation and regulatory matters, particularly with respect to competition. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products, precluding particular business practices, or requiring other remedies, such as compulsory licensing of intellectual property. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.

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
We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. Our R&D efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. If our R&D efforts are unsuccessful, our future results of operations could be materially harmed. We may not be able to develop and market these new products successfully, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect demand for our products. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments on our assets.

We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include equity or debt instruments of public or private companies, and many of these instruments are non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss. We have significant investments in companies in the flash memory market segment, and declines in this market segment or changes in management’s plans with respect to our investments in this market segment could result in significant impairment charges, impacting gains (losses) on equity method investments and gains (losses) on other equity investments.

Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our non-marketable equity investments in private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results. Additionally, for cases in which we are required under equity method accounting to recognize a proportionate share of another company’s income or loss, such income or loss may impact our earnings. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to debt instruments as well as equity and other investments.

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
Because of the wide price differences among and within notebook, netbook, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue and gross margin. Our financial results also depend in part on the mix of other products that we sell, such as chipsets, flash memory, and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result can harm our financial results.

Our global operations subject us to risks that may harm our results of operations and financial condition.
We have sales offices, R&D, manufacturing, and assembly and test facilities in many countries, and as a result, we are subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries, which could, in turn, harm our results of operations and financial condition, including:

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

In addition, although substantially all of our products are sold in U.S. dollars, we incur a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, as well as conduct certain investing and financing activities, in local currencies. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could harm our results of operations and financial condition. In addition, changes in tariff and import regulations and in U.S. and non-U.S. monetary policies may harm our results of operations and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

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
We have thousands of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of those materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or could make it more difficult for us to implement our business strategy. In addition, production could be disrupted by the unavailability of the resources used in production, such as water, silicon, electricity, and gases. Future environmental regulations could restrict the supply or increase the cost of certain of the materials that we currently use in our business. The unavailability or reduced availability of the materials or resources that we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of those materials or resources. The occurrence of any of these events could harm our business and results of operations.

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
Third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. As described in “Note 28: Contingencies” in Part II, Item 8 of this Form 10-K, we are currently engaged in a number of litigation matters involving intellectual property rights. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

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
Our ability to enforce our patents, copyrights, software licenses, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations, and governments or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

We may be subject to intellectual property theft or misuse, which could result in third-party claims and harm our business and results of operations.
We regularly face attempts by others to gain unauthorized access through the Internet to our information technology systems by, for example, masquerading as authorized users or surreptitious introduction of software. These attempts, which might be the result of industrial or other espionage, or actions by hackers seeking to harm the company, its products, or end users, are sometimes successful. One recent and sophisticated incident occurred in January 2010 around the same time as the recently publicized security incident reported by Google. We seek to detect and investigate these security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in R&D, product development, and marketing could be reduced; and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data and/or system reliability. Our business could be subject to significant disruption, and we could suffer monetary and other losses, including the cost of product recalls and returns and reputational harm, in the event of such incidents and claims.

Our licenses with other companies and our participation in industry initiatives may allow other companies, including our competitors, to use our patent rights.
Companies in the semiconductor industry often rely on the ability to license patents from each other in order to compete. Many of our competitors have broad licenses or cross-licenses with us, and under current case law, some of the licenses may permit these competitors to pass our patent rights on to others. If one of these licensees becomes a foundry, our competitors might be able to avoid our patent rights in manufacturing competing products. In addition, our participation in industry initiatives may require us to license our patents to other companies that adopt certain industry standards or specifications, even when such organizations do not adopt standards or specifications proposed by us. As a result, our patents implicated by our participation in industry initiatives might not be available for us to enforce against others who might otherwise be deemed to be infringing those patents, our costs of enforcing our licenses or protecting our patents may increase, and the value of our intellectual property may be impaired.

Decisions about the scope of operations of our business could affect our results of operations and financial condition.
Changes in the business environment could lead to changes in our decisions about the scope of operations of our business, and these changes could result in restructuring and asset impairment charges. Factors that could cause actual results to differ materially from our expectations with regard to changing the scope of our operations include:

•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate work councils;
•	changes in assumptions related to severance and postretirement costs;
•	future divestitures;
•	new business initiatives and changes in product roadmap, development, and manufacturing;
•	changes in employment levels and turnover rates;
•	changes in product demand and the business environment; and
•	changes in the fair value of certain long-lived assets.

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
The manufacturing and assembling and testing of our products require the use of hazardous materials that are subject to a broad array of EHS laws and regulations. Our failure to comply with any of those applicable laws or regulations could result in:

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
In addition to the possible direct economic impact that climate change could have on us, climate change mitigation programs and regulations can increase our costs. For example, the cost of perfluorocompounds (PFCs), a gas that we use in our manufacturing, could increase over time under some climate-change-focused emissions trading programs that may be imposed by government regulation. If the use of PFCs is prohibited, we would need to obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, air quality permit requirements for our manufacturing operations could become more burdensome and cause delays in our ability to modify our facilities. We also see the potential for higher energy costs driven by climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be sure that our plans will fully protect us from all such disasters or events. Many of our operations are located in semi-arid regions, such as Israel and the southwestern U.S. Some scenarios predict that these regions may become even more vulnerable to prolonged droughts due to climate change.

Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;
•	adjustments to income taxes upon finalization of various tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;
•	changes in available tax credits;
•	changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and
•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Interest and other, net could be harmed by macroeconomic and other factors.
Factors that could cause interest and other, net in our consolidated statements of operations to fluctuate include:

•	fixed-income, equity, and credit market volatility;
•	fluctuations in foreign currency exchange rates;
•	fluctuations in interest rates;
•	changes in our cash and investment balances; and
•	changes in our hedge accounting treatment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 26, 2009, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	25.8	18.7	44.5
Leased facilities[2]	1.7	2.8	4.5

Total facilities	27.5	21.5	49.0

[1]	Leases on portions of the land used for these facilities expire at varying dates through 2062.

[2]	Leases expire at varying dates through 2028 and generally include renewals at our option.

Our principal executive offices are located in the U.S. The majority of our wafer fabrication activities are also located in the U.S. Outside the U.S., we have wafer fabrication at our facilities in Ireland and Israel. In addition, we are building a new wafer fabrication facility in China that is expected to begin production in late 2010 or early 2011. Our assembly and test facilities are located in Malaysia, China, and Costa Rica. We are building a new assembly and test facility in Vietnam that is expected to begin production in the second half of 2010. In addition, we have sales and marketing offices worldwide. These facilities are generally located near major concentrations of users.

With the exception of certain facilities placed for sale and/or facilities included in our restructuring actions, we believe that our facilities detailed above are suitable and adequate for our present purposes (see “Note 19: Restructuring and Asset Impairment Charges” in Part II, Item 8 of this Form 10-K). Additionally, the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see “Note 29: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 28: Contingencies” in Part II, Item 8 of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price range of Intel common stock and dividend information may be found in “Financial Information by Quarter (Unaudited)” in Part II, Item 8 of this Form 10-K.

As of February 5, 2010, there were 175,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of December 26, 2009, $5.7 billion remained available for repurchase under the existing repurchase authorization.

Common stock repurchases under our authorized plan in each quarter of 2009 were as follows (in millions, except per share amounts):

Total Number of
Shares Purchased
	Total Number of	Average Price	as Part of Publicly
Period	Shares Purchased	Paid Per Share	Announced Plans
December 28, 2008–March 28, 2009	—	$—	—
March 29, 2009–June 27, 2009	—	$—	—
June 28, 2009–September 26, 2009	88.2	$18.95	88.2
September 27, 2009–December 26, 2009	—	$—	—

Total	88.2	$18.95	88.2

Our purchases in 2009 were executed in privately negotiated transactions.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not included in the common stock repurchase totals in the table above. For further discussion, see “Note 24: Common Stock Repurchases” in Part II, Item 8 of this Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Dow Jones U.S. Technology Index* and the Standard & Poor’s S&P 500* Index for the five years ended December 26, 2009. The graph and table assume that $100 was invested on December 23, 2004 (the last day of trading for the year ended December 25, 2004) in each of our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index are based on our fiscal year.

Comparison of Five-Year Cumulative Return for Intel,
the Dow Jones U.S. Technology Index*, and the S&P 500* Index

	2004	2005	2006	2007	2008	2009
Intel Corporation	$100	$107	$89	$120	$65	$97
Dow Jones U.S. Technology Index	$100	$104	$114	$134	$73	$125
S&P 500 Index	$100	$105	$122	$129	$78	$103

ITEM 6.	SELECTED FINANCIAL DATA

(In Millions, Except Per Share Amounts)	2009	2008	2007	2006	2005[1]

Net revenue	$35,127	$37,586	$38,334	$35,382	$38,826
Gross margin	$19,561	$20,844	$19,904	$18,218	$23,049
Research and development	$5,653	$5,722	$5,755	$5,873	$5,145
Operating income	$5,711	$8,954	$8,216	$5,652	$12,090
Net income	$4,369	$5,292	$6,976	$5,044	$8,664
Earnings per common share
Basic	$0.79	$0.93	$1.20	$0.87	$1.42
Diluted	$0.77	$0.92	$1.18	$0.86	$1.40
Weighted average diluted common shares outstanding	5,645	5,748	5,936	5,880	6,178
Dividends per common share
Declared	$0.56	$0.5475	$0.45	$0.40	$0.32
Paid	$0.56	$0.5475	$0.45	$0.40	$0.32
Net cash provided by operating activities	$11,170	$10,926	$12,625	$10,632	$14,851
Additions to property, plant and equipment	$4,515	$5,197	$5,000	$5,860	$5,871

(Dollars in Millions)	Dec. 26, 2009	Dec. 27, 2008[2]	Dec. 29, 2007[2]	Dec. 30, 2006[2]	Dec. 31, 2005[2]
Property, plant and equipment, net	$17,225	$17,574	$16,938	$17,614	$17,114
Total assets	$53,095	$50,472	$55,664	$48,372	$48,309
Long-term debt	$2,049	$1,185	$1,269	$1,128	$1,377
Stockholders’ equity	$41,704	$39,546	$43,220	$37,210	$36,640
Employees (in thousands)	79.8	83.9	86.3	94.1	99.9

[1]	Beginning in 2006, we adopted new standards that changed the accounting for employee equity incentive plans requiring the recognition of share-based compensation.

[2]	As adjusted due to changes to the accounting for convertible debt instruments. See “Note 3: Accounting Changes” in Part II, Item 8 of this Form 10-K.

The ratio of earnings to fixed charges for each of the five years in the period ended December 26, 2009 was as follows:

2009	2008	2007	2006	2005

44x	51x	72x	50x	169x

Fixed charges consist of interest expense, capitalized interest, and the estimated interest component of rental expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Overall strategy and the strategy for our major market segments.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. Analysis of our financial results comparing 2009 to 2008 and comparing 2008 to 2007. At the end of 2009, we reorganized our business to better align our major product groups around the core competencies of Intel architecture and our manufacturing operations. The analysis of our major operating segments’ financial results reflects this reorganization and prior-period analysis, and amounts have been adjusted retrospectively.
•	Business Outlook. Our expectations for selected financial items for 2010.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
•	Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of December 26, 2009, including expected payment schedule, and explanation of off-balance-sheet arrangements.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part I, Item 1A of this Form 10-K). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 22, 2010.

Overview

Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our primary component-level products include microprocessors, chipsets, and flash memory. To better align our major product groups around the core competencies of Intel architecture and our manufacturing operations, we completed the reorganization of our business in the fourth quarter of 2009. Net revenue, gross margin, operating income, and net income for the fourth and third quarters of 2009, and fiscal year 2009 and 2008 were as follows:

	Three Months Ended		Twelve Months Ended
	Dec. 26,	Sept. 26,	Dec. 26,	Dec. 27,
(In Millions)	2009	2009	2009	2008
Net revenue	$10,569	$9,389	$35,127	$37,586
Gross margin	$6,840	$5,404	$19,561	$20,844
Operating income	$2,497	$2,579	$5,711	$8,954
Net income	$2,282	$1,856	$4,369	$5,292

We started the year in one of the deepest recessions in our history and emerged from it with better products and technology in a strengthening market. Compared to the first quarter of 2008, revenue was down 26% in the first quarter of 2009, with the second and third quarters down 15% and 8%, respectively, compared to the second and third quarters of 2008. However, our fourth quarter results reflected a strengthening demand across all regions and all product categories, driven primarily by the notebook market segment. Fourth quarter revenue of $10.6 billion was up 13% compared to the third quarter, nearly twice the seasonal average, and up 28% compared to the fourth quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The launch of our microprocessor products using 32nm process technology was strong in the fourth quarter and was one of the contributors to the increase in our overall microprocessor average selling prices compared to the third quarter. Our server products also had a strong quarter, and we saw a demand shift toward higher end products, which also contributed to the increase in our average selling prices. Despite these fourth quarter increases, our microprocessor average selling prices in 2009 were lower than in 2008, driven primarily by decreases in average selling prices in the notebook and desktop market segments.

With the launch of our 32nm products and fourth quarter record shipments of microprocessor units, we are entering 2010 in a strong competitive position as we continue delivering improvements in our product offerings through the “tick-tock” manufacturing process technology and product development cadence. Additionally, our Intel Atom processors and related chipsets continue their strong ramp, with revenue having increased nearly $900 million in 2009 compared to 2008.

We believe our total inventory levels of $2.9 billion, though up compared to the third quarter of 2009, are appropriate based on our forecasts. We believe that OEM component inventories are roughly flat compared to the third quarter and below levels at the end of 2008. Additionally, our distributors’ inventories are down compared to the third quarter.

Our fourth quarter gross margin percentage of 64.7% set a new quarterly record. The fourth quarter gross margin percentage compared to the third quarter was positively impacted by lower inventory write-offs, higher microprocessor average selling prices and unit sales, the lack of excess capacity charges, and improving unit costs. In the first quarter of 2010, we expect our gross margin percentage to decrease due to higher unit costs as we continue to ramp our 32nm products, as well as seasonally lower microprocessor unit sales and lower microprocessor average selling prices.

In the fourth quarter of 2009, we made a $1.25 billion payment to AMD as part of a settlement to end all outstanding litigation between the companies, including antitrust litigation and cross-license patent disputes. Also in the fourth quarter of 2009, the New York Attorney General and the U.S. Federal Trade Commission filed antitrust suits against Intel. For further information on our litigation matters, see “Note 28: Contingencies” in Part II, Item 8 of this Form 10-K.

From a financial condition perspective, we ended 2009 with an investment portfolio of $13.9 billion, consisting of cash and cash equivalents, debt instruments included in trading assets, and short-term investments. During 2009, we generated $11.2 billion in cash from operations despite paying the €1.06 billion ($1.447 billion) European Commission fine recorded in the second quarter of 2009, and the AMD settlement recorded in the fourth quarter of 2009. During 2009, we issued $2.0 billion of convertible debt and utilized the proceeds from the convertible debt to repurchase $1.7 billion of common stock through our common stock repurchase program. In addition, during 2009 we returned $3.1 billion to stockholders through dividends. In January 2010, our Board of Directors declared a dividend of $0.1575 per common share for the first quarter of 2010, an increase of 12.5% compared to our fourth quarter dividend.

In February 2010, we signed a definitive agreement with Micron and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. For further information, see “Note 11: Non-Marketable Equity Investments” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Strategy

Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. As part of our overall strategy to compete in each relevant market segment, we use our core competencies in the design and manufacture of integrated circuits, as well as our financial resources, global presence, brand recognition, and software development. We believe that we have the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly.

Some of our key focus areas are listed below:

•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized computing solution compared to components that are used separately.
•	Architecture and Platforms. We are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing improved performance with lower power consumption. We continue to develop multi-core microprocessors with an increasing number of cores, which enable improved multitasking and energy efficiency. In addition, to meet the demands of new and evolving netbook, consumer electronics, and various embedded market segments, we offer and are continuing to develop SoC products that are designed to provide improved performance due to higher integration, lower power consumption, and smaller form factors.
•	Silicon and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence. In keeping with this cadence, we expect to introduce a new microarchitecture using our 32nm process technology in 2010.
•	Strategic Investments. We make investments in companies around the world that we believe will generate financial returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investments primarily focus on the following areas: advancing flash memory products, enabling mobile wireless devices, advancing the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures, and developing the next generation of silicon process technologies.
•	Business Environment and Software. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration, and promote industry standards that will yield innovation and improved technologies for users. We plan to continue to cultivate new businesses and work to encourage the industry to offer products that take advantage of the latest market trends and usage models. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted as standards by standards-setting organizations. Through our Software and Services Group, we help enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. Lastly, we believe that the software expertise of our Wind River Software Group in the embedded and handheld market segments will expedite our growth strategy in these market segments.

We believe that the proliferation of the Internet, including user demand for premium content and rich media, drives the need for greater performance in PCs and servers. Older PCs are increasingly incapable of handling the tasks that businesses and individual consumers demand, such as streaming video, web conferencing, online gaming, and other memory-intensive applications. As these tasks become even more demanding and require more computing power, we believe that businesses and individual consumers will need and want to buy new PCs. We also believe that increased Internet traffic and the increasing use of cloud computing, in which a group of linked servers provide a variety of applications and data to users over the Internet, create a need for greater server infrastructure, including server products optimized for energy-efficient performance and virtualization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe that the trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units will continue and that the demand for mobile microprocessors will result in the increased development of products with form factors and uses that require low-power microprocessors. We also believe that these products will result in demand that is incremental to that of microprocessors designed for notebook and desktop computers, as a growing number of households have multiple devices for different computing functions. Our silicon and manufacturing technology leadership allows us to develop low-power microprocessors for these and other new uses and form factors. We believe that Intel Atom processors give us the ability to extend Intel architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded applications, handhelds, consumer electronics devices, and netbooks. We expect that our Intel Atom Developer Program will spur new applications that run on products using Intel Atom processors, which will expedite our growth strategy in these new market segments. The common elements for products in these new market segments are low power consumption and the ability to access the Internet.

We are also focusing on the development of a new highly scalable, many-core architecture aimed at parallel processing, the simultaneous use of multiple cores to execute a computing task. This architecture will initially be used as a software development platform for graphics and throughput computing (the need for large amounts of computing performance consistently over a long period of time). Over time, this architecture may be utilized in the development of products for scientific and professional workstations as well as high-performance computing applications.

In addition, we offer, and are continuing to develop, advanced NAND flash memory products, focusing on system-level solutions for Intel architecture platforms such as solid-state drives. In support of our strategy to provide advanced flash memory products, we continue to focus on the development of innovative products designed to address the needs of customers for reliable, non-volatile, low-cost, high-density memory.

Strategy by Major Market Segment

The strategy for our PC Client Group operating segment is to offer products that are incorporated into notebook, netbook, and desktop computers for consumers and businesses. Our strategy for the notebook computing market segment is to offer notebook PC products designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of smaller, lighter, and thinner form factors. We are also increasing our focus on notebook products designed to offer technologies that provide increased manageability and security, and we continue to invest in the build-out of WiMAX. Our strategy for the netbook computing market segment is to offer products that enable affordable, Internet-focused devices with small form factors. Our strategy for the desktop computing market segment is to offer products that provide increased manageability, security, and energy-efficient performance while lowering total cost of ownership for businesses. For consumers in the desktop computing market segment, we also focus on the design of components for high-end enthusiast PCs and mainstream PCs with rich audio and video capabilities.

The strategy for our Data Center Group operating segment is to offer products that provide leading performance, energy-efficiency, and virtualization technology for server, workstation, and storage platforms. We are also increasing our focus on products designed for high-performance and mission-critical computing, cloud computing services, and emerging markets. In addition, we offer wired connectivity devices that are incorporated into products that make up the infrastructure for the Internet.

The strategies for our other Intel architecture operating segments include:

•	driving Intel architecture as a solution for embedded applications by delivering long life-cycle support, software and architectural scalability, and platform integration;
•	continuing to develop and offer products that enable handhelds to deliver digital content and the Internet to users in new ways; and
•	offering products and solutions for use in consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

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

Non-Marketable Equity Investments

We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $3.4 billion as of December 26, 2009 ($4.1 billion as of December 27, 2008). The majority of this balance as of December 26, 2009 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IMFT and IM Flash Singapore, LLP (IMFS) of $1.6 billion ($2.1 billion as of December 27, 2008). For further information, see “Note 11: Non-Marketable Equity Investments” in Part II, Item 8 of this Form 10-K.

Our non-marketable equity investments are recorded using adjusted cost basis or the equity method of accounting, depending on the facts and circumstances of each investment (see “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K). Our non-marketable equity investments are classified in other long-term assets on the consolidated balance sheets.

Non-marketable equity investments are inherently risky, and a number of the companies in which we invest could fail. Their success is dependent on product development, market acceptance, operational efficiency, and other key business factors. Depending on their future prospects, the companies may not be able to raise additional funds when the funds are needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments would likely become impaired. Additionally, financial markets and credit markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

We determine the fair value of our non-marketable equity investments quarterly for disclosure purposes; however, the investments are recorded at fair value only when an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which may include one or multiple discounted cash flow scenarios and requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; expenses, capital spending, and other costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, expenses, capital spending, and other costs are developed by the investee and/or Intel using historical data and available market data. The valuation of our non-marketable investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and differences in seniority and rights associated with the investees’ capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For non-marketable equity investments, the measurement of fair value requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances that impact the fair value of the investment, such as:

•	the investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects;
•	the technological feasibility of the investee’s products and technologies;
•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•	the investee’s receipt of additional funding at a lower valuation.

If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $221 million in 2009. Over the past 12 quarters, including the fourth quarter of 2009, impairments of non-marketable equity investments ranged from $11 million to $896 million per quarter. This range included impairments of $896 million during the fourth quarter of 2008, primarily related to a $762 million impairment charge on our investment in Clearwire Communications, LLC (Clearwire LLC).

IMFT/IMFS

IMFT and IMFS are variable interest entities that are designed to manufacture and sell NAND products to Intel and Micron at manufacturing cost. We determine the fair value of our investment in IMFT/IMFS using the income approach based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business, which requires the use of unobservable inputs. Unobservable inputs that require us to make our most difficult and subjective judgments are the estimates for projected revenue and discount rate. Changes in management estimates for these unobservable inputs have the most significant effect on the fair value determination. We did not have an other-than-temporary impairment on our investment in IMFT/IMFS in 2009, 2008, or 2007. It is reasonably possible that the estimates used in the fair value determination could change in the near term, which could result in an impairment of our investment.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the fourth quarter of 2009, impairments and accelerated depreciation of long-lived assets ranged from $40 million to $300 million per quarter. For further discussion on these asset impairment charges, see “Note 19: Restructuring and Asset Impairment Charges” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

We must make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a majority of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely. Recovery of a portion of our deferred tax assets is impacted by management’s plans with respect to holding or disposing of certain investments; therefore, changes in management’s plans with respect to holding or disposing of investments could affect our future provision for taxes.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 26, 2009, we had total work-in-process inventory of $1,469 million and total finished goods inventory of $1,029 million. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical loadings of wafers compared to total available capacity. If the factory loadings are below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Over the past 12 quarters, excess capacity charges ranged from zero to $680 million per quarter.

Accounting Changes and Recent Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 3: Accounting Changes” and “Note 4: Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net revenue for the periods indicated:

	2009		2008		2007
		% of		% of		% of
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Net revenue	$35,127	100.0%	$37,586	100.0%	$38,334	100.0%
Cost of sales	15,566	44.3%	16,742	44.5%	18,430	48.1%

Gross margin	19,561	55.7%	20,844	55.5%	19,904	51.9%

Research and development	5,653	16.1%	5,722	15.2%	5,755	15.0%
Marketing, general and administrative	7,931	22.6%	5,452	14.6%	5,401	14.1%
Restructuring and asset impairment charges	231	0.6%	710	1.9%	516	1.3%
Amortization of acquisition-related intangibles	35	0.1%	6	—%	16	0.1%

Operating income	5,711	16.3%	8,954	23.8%	8,216	21.4%
Gains (losses) on equity method investments, net	(147)	(0.4)%	(1,380)	(3.7)%	3	—%
Gains (losses) on other equity investments, net	(23)	(0.1)%	(376)	(1.0)%	154	0.4%
Interest and other, net	163	0.4%	488	1.3%	793	2.1%

Income before taxes	5,704	16.2%	7,686	20.4%	9,166	23.9%
Provision for taxes	1,335	3.8%	2,394	6.3%	2,190	5.7%

Net income	$4,369	12.4%	$5,292	14.1%	$6,976	18.2%

Diluted earnings per common share	$0.77		$0.92		$1.18

The following graphs set forth revenue information of geographic regions for the periods indicated:

Geographic Breakdown of Revenue

Our net revenue for 2009 decreased 7% compared to 2008. Average selling prices for microprocessors and chipsets decreased and microprocessor and chipset unit sales increased, compared to 2008, primarily due to the ramp of Intel Atom processors and chipsets, which generally have lower average selling prices than our other microprocessor and chipset products. Revenue from the sale of NOR flash memory products and communications products declined $740 million, primarily as a result of business divestitures. Additionally, an increase in revenue from the sale of NAND flash memory products was mostly offset by a decrease in revenue from the sale of wireless connectivity products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue in the Asia-Pacific region increased 2% compared to 2008, while revenue in the Europe, Japan, and Americas regions decreased by 26%, 15%, and 4%, respectively, compared to 2008.

Our overall gross margin dollars for 2009 decreased $1.3 billion, or 6%, compared to 2008. Our overall gross margin percentage increased slightly to 55.7% in 2009 from 55.5% in 2008. The slight increase in gross margin percentage was primarily attributable to the gross margin percentage increases in the NAND Solutions Group and Data Center Group operating segments offset by the gross margin percentage decrease in the PC Client Group operating segment. We derived a substantial majority of our overall gross margin dollars in 2009, and most of our overall gross margin dollars in 2008, from the sales of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

Our net revenue for 2008 decreased 2% compared to 2007. Higher revenue from the sale of microprocessors and chipsets was more than offset by the impacts of divestitures and lower revenue from the sale of motherboards. Revenue from the sale of NOR flash memory and cellular baseband products declined $1.7 billion, primarily as a result of divestiture of these businesses. Revenue in the Americas region decreased 4% in 2008 compared to 2007. Revenue in the Asia-Pacific, Europe, and Japan regions remained approximately flat in 2008 compared to 2007.

Our overall gross margin dollars for 2008 were $20.8 billion, an increase of $940 million, or 5%, compared to 2007. Our overall gross margin percentage increased to 55.5% in 2008 from 51.9% in 2007. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group operating segment and, to a lesser extent, the gross margin percentage increase in the Data Center Group operating segment. In addition, our gross margin percentage increased due to the divestiture of our NOR flash memory business. We derived most of our overall gross margin dollars in 2008 and 2007 from the sale of microprocessors in the PC Client Group and Data Center Group operating segments.

PC Client Group

The revenue and operating income for the PC Client Group (PCCG) for the three years ended December 26, 2009 were as follows:

(In Millions)	2009	2008	2007
Microprocessor revenue	$19,914	$21,516	$21,053
Chipset, motherboard, and other revenue	6,261	6,450	6,077

Net revenue	$26,175	$27,966	$27,130
Operating income	$7,585	$9,419	$8,535

Net revenue for the PCCG operating segment decreased by $1.8 billion, or 6%, in 2009 compared to 2008. Microprocessors and chipsets within PCCG include those designed for the notebook, netbook, and desktop computing market segments. The decrease in microprocessor revenue was primarily due to lower notebook microprocessor average selling prices, and lower desktop microprocessor unit sales and average selling prices. These decreases were partially offset by a significant increase in netbook microprocessor unit sales due to the ramp of Intel Atom processors. The decrease in chipset, motherboard, and other revenue was primarily due to lower chipset average selling prices and lower unit sales of wireless connectivity products, partially offset by higher chipset unit sales.

Operating income decreased by $1.8 billion, or 19%, in 2009 compared to 2008. The decrease was primarily due to lower revenue and approximately $810 million of higher factory underutilization charges, partially offset by lower chipset and microprocessor unit costs.

For 2008, net revenue for the PCCG operating segment increased slightly by $836 million, or 3%, compared to 2007. The increase in microprocessor revenue was primarily due to significantly higher notebook microprocessor unit sales, partially offset by significantly lower notebook microprocessor average selling prices. In addition, lower desktop microprocessor unit sales were partially offset by the ramp of Intel Atom processors. The increase in chipset, motherboard, and other revenue was primarily due to higher chipset unit sales, partially offset by lower desktop motherboard unit sales.

Operating income increased by $884 million, or 10%, in 2008 compared to 2007. The increase in operating income was primarily due to lower microprocessor and chipset unit costs, partially offset by lower desktop microprocessor and chipset revenue and higher operating expenses. In addition, approximately $230 million of lower start-up costs were offset by sales in 2007 of desktop microprocessors that had previously been written off, and higher write-offs of desktop microprocessor inventory in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Group

The revenue and operating income for the Data Center Group (DCG) for the three years ended December 26, 2009 were as follows:

(In Millions)	2009	2008	2007
Microprocessor revenue	$5,301	$5,126	$4,796
Chipset, motherboard, and other revenue	1,149	1,464	1,659

Net revenue	$6,450	$6,590	$6,455
Operating income	$2,299	$2,135	$2,105

Net revenue for the DCG operating segment decreased slightly by $140 million, or 2%, in 2009 compared to 2008. The increase in microprocessor revenue was due to higher microprocessor average selling prices, partially offset by lower microprocessor unit sales. The decrease in chipset, motherboard, and other revenue was primarily due to lower chipset average selling prices.

Operating income increased by $164 million, or 8%, in 2009 compared to 2008. The increase in operating income was primarily due to higher microprocessor revenue and lower operating expenses, partially offset by approximately $150 million of higher start-up costs as well as lower chipset revenue.

For 2008, net revenue for the DCG operating segment increased slightly by $135 million, or 2%, compared to 2007. The increase in microprocessor revenue was due to higher microprocessor average selling prices. The decrease in chipset, motherboard, and other revenue was primarily due to lower motherboard unit sales.

Operating income was flat in 2008 compared to 2007. Higher revenue was mostly offset by higher operating expenses.

Other Intel Architecture Operating Segments

The revenue and operating income for the other Intel architecture operating segments (Other IA) for the three years ended December 26, 2009 were as follows:

(In Millions)	2009	2008	2007
Net revenue	$1,402	$1,763	$1,908
Operating income (loss)	$(179)	$(63)	$47

Net revenue for the Other IA operating segments decreased by $361 million, or 20%, in 2009 compared to 2008, and operating loss for the Other IA operating segments increased by $116 million in 2009 compared to 2008. The changes were primarily due to lower revenue from the sale of communications products within the Embedded and Communications Group (ECG), primarily as a result of business divestitures.

For 2008, net revenue for the Other IA operating segments decreased by $145 million, or 8%, compared to 2007. The decrease was primarily due to lower revenue from the sale of communications products within ECG, primarily as a result of business divestitures, partially offset by higher ECG microprocessor unit sales. Operating income (loss) decreased by $110 million in 2008 compared to 2007. The decrease was primarily due to higher operating expenses within the Ultra-Mobility Group and, to a lesser extent, within the Digital Home Group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Operating expenses for the three years ended December 26, 2009 were as follows:

(In Millions)	2009	2008	2007
Research and development	$5,653	$5,722	$5,755
Marketing, general and administrative	$7,931	$5,452	$5,401
Restructuring and asset impairment charges	$231	$710	$516
Amortization of acquisition-related intangibles	$35	$6	$16

Research and Development.  R&D spending was flat in 2009 compared to 2008, and was flat in 2008 compared to 2007. In 2009 compared to 2008, we had lower process development costs as we transitioned from R&D to manufacturing using our 32nm process technology. This decrease was offset by higher profit-dependent compensation expenses. In 2008 compared to 2007, we had lower product development expenses resulting from our divested businesses and slightly lower profit-dependent compensation. These decreases were offset by higher process development costs as we transitioned from manufacturing start-up costs related to our 45nm process technology to R&D of our 32nm process technology.

Marketing, General and Administrative.  Marketing, general and administrative expenses increased $2.5 billion, or 45%, in 2009 compared to 2008, and were flat in 2008 compared to 2007. The increase in 2009 compared to 2008 was due to the charge of $1.447 billion incurred as a result of the fine imposed by the European Commission (EC) and the $1.25 billion payment to AMD as part of a settlement agreement (see “Note 28: Contingencies” in Part II, Item 8 of this Form 10-K). To a lesser extent, we had higher profit-dependent compensation expenses that were partially offset by lower advertising expenses, including cooperative advertising expenses. In 2008 compared to 2007, we had higher legal expenses that were offset by lower profit-dependent compensation and lower advertising expenses.

R&D, combined with marketing, general and administrative expenses, were 39% of net revenue in 2009, 30% of net revenue in 2008, and 29% of net revenue in 2007.

Restructuring and Asset Impairment Charges.  The following table summarizes restructuring and asset impairment charges by plan for the three years ended December 26, 2009:

(In Millions)	2009	2008	2007
2009 restructuring program	$215	$—	$—
2008 NAND plan	—	215	—
2006 efficiency program	16	495	516

Total restructuring and asset impairment charges	$231	$710	$516

2009 Restructuring Program

In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations. These plans included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. We do not expect significant future charges related to the 2009 plan. The following table summarizes charges for the 2009 restructuring plan during 2009:

(In Millions)	2009
Employee severance and benefit arrangements	$208
Asset impairments	7

Total restructuring and asset impairment charges	$215

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring plan during 2009:

	Employee
	Severance	Asset
(In Millions)	and Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	223	7	230
Adjustments	(15)	—	(15)
Cash payments	(182)	—	(182)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of December 26, 2009	$26	$—	$26

The net charges above include $208 million that relate to employee severance and benefit arrangements for 6,500 employees, of which 5,400 employees had left the company as of December 26, 2009. Most of these employee actions occurred within manufacturing.

We estimate that these employee severance and benefit charges will result in gross annual savings of approximately $290 million. The substantial majority of the savings will be realized within cost of sales.

2008 NAND Plan

In the fourth quarter of 2008, management approved a plan with Micron to discontinue the supply of NAND flash memory from the 200mm facility within the IMFT manufacturing network. The agreement resulted in a $215 million restructuring charge, primarily related to the IMFT 200mm supply agreement. The restructuring charge resulted in a reduction of our investment in IMFT/IMFS of $184 million, a cash payment to Micron of $24 million, and other cash payments of $7 million. The 2008 NAND plan was completed at the end of 2008.

2006 Efficiency Program

In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. The following table summarizes charges for the 2006 efficiency program for the three years ended December 26, 2009:

(In Millions)	2009	2008	2007
Employee severance and benefit arrangements	$8	$151	$289
Asset impairments	8	344	227

Total restructuring and asset impairment charges	$16	$495	$516

During 2006, as part of our assessment of our worldwide manufacturing capacity operations, we placed for sale our fabrication facility in Colorado Springs, Colorado. As a result of placing the facility for sale, in 2006 we recorded a $214 million impairment charge to write down to fair value the land, building, and equipment. We incurred $54 million in additional asset impairment charges as a result of market conditions related to the Colorado Springs facility during 2007 and additional charges in 2008. We sold the Colorado Springs facility in 2009.

In addition, during 2007 we recorded land and building write-downs related to certain facilities in Santa Clara, California. We also incurred $85 million in asset impairment charges related to assets that we sold in conjunction with the divestiture of our NOR flash memory business in 2007 and an additional $275 million in 2008. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture in 2007, and determined the impairment charges using the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs, in 2008. For further information on this divestiture, see “Note 16: Divestitures” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during 2008 and 2009:

	Employee
	Severance	Asset
(In Millions)	and Benefits	Impairments	Total
Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	167	344	511
Adjustments	(16)	—	(16)
Cash payments	(221)	—	(221)
Non-cash settlements	—	(344)	(344)

Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	18	8	26
Adjustments	(10)	—	(10)
Cash payments	(65)	—	(65)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of December 26, 2009	$—	$—	$—

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The 2006 efficiency plan is complete.

From the third quarter of 2006 through 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this program. These charges included a total of $686 million related to employee severance and benefit arrangements for 11,300 employees. A substantial majority of these employee actions affected employees within manufacturing, information technology, and marketing. The restructuring and asset impairment charges also included $896 million in asset impairment charges.

We estimate that the total employee severance and benefit charges incurred as part of the 2006 efficiency program result in gross annual savings of approximately $1.1 billion. We are realizing these savings within marketing, general and administrative; cost of sales; and R&D.

Amortization of acquisition-related intangibles.  The increase of $29 million was due to amortization of intangibles primarily related to the acquisition of Wind River Systems completed in the third quarter of 2009. See “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K.

Share-Based Compensation

Share-based compensation totaled $889 million in 2009, $851 million in 2008, and $952 million in 2007. Share-based compensation was included in cost of sales and operating expenses.

As of December 26, 2009, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	Unrecognized
	Share-Based	Weighted
	Compensation	Average
(Dollars in Millions)	Costs	Period
Stock options	$282	1.3 years
Restricted stock units	$1,196	1.4 years
Stock purchase plan	$9	1 month

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) on Equity Method Investments, Net

Gains (losses) on equity method investments, net were as follows:

(In Millions)	2009	2008	2007
Equity method losses, net	$(131)	$(316)	$(103)
Impairment charges	(42)	(1,077)	(28)
Other, net	26	13	134

Total gains (losses) on equity method investments, net	$(147)	$(1,380)	$3

Impairment charges in 2008 included a $762 million impairment charge recognized on our investment in Clearwire LLC and a $250 million impairment charge recognized on our investment in Numonyx. We recognized the impairment charge on our investment in Clearwire LLC to write down our investment to its fair value, primarily due to the fair value being significantly lower than the cost basis of our investment in the fourth quarter of 2008. The impairment charge on our investment in Numonyx was due to a general decline in 2008 in the NOR flash memory market segment. Our equity method losses were primarily related to Numonyx ($31 million in 2009 and $87 million in 2008), Clearwire LLC ($27 million in 2009), and Clearwire Corporation ($184 million in 2008 and $104 million in 2007). See “Note 11: Non-Marketable Equity Investments” in Part II, Item 8 of this Form 10-K. During 2007, we recognized $110 million of income due to the reorganization of one of our investments, included within “Other, net” in the table above.

Gains (Losses) on Other Equity Investments, Net

Gains (losses) on other equity investments, net were as follows:

(In Millions)	2009	2008	2007
Impairment charges	$(179)	$(455)	$(92)
Gains on sales, net	55	60	204
Other, net	101	19	42

Total gains (losses) on other equity investments, net	$(23)	$(376)	$154

Impairment charges in 2008 included a $176 million impairment charge recognized on our investment in Clearwire Corporation and $97 million of impairment charges on our investment in Micron. The impairment charge on our investment in Clearwire Corporation was due to the fair value being significantly lower than the cost basis of our investment at the end of the fourth quarter of 2008. The impairment charges on our investment in Micron reflected the difference between our cost basis and the fair value of our investment in Micron at the end of the second and third quarters of 2008. In addition, we recognized higher gains on equity derivatives in 2009 compared to 2008.

Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2009	2008	2007
Interest income	$168	$592	$804
Interest expense	(1)	(8)	(15)
Other, net	(4)	(96)	4

Total interest and other, net	$163	$488	$793

We recognized lower interest income in 2009 compared to 2008 as a result of lower interest rates. The average interest rate earned during 2009 decreased by 2.4 percentage points compared to 2008. In addition, lower gains on divestitures (zero in 2009 and $59 million in 2008) were more than offset by $70 million of fair value gains in 2009 on our trading assets, compared to $130 million of fair value losses in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and other, net decreased in 2008 compared to 2007 due to lower interest income and fair value losses that we experienced in 2008 on our trading assets. Interest income was lower in 2008 compared to 2007 as a result of lower interest rates, partially offset by higher average investment balances. The average interest rate earned during 2008 decreased by 1.9 percentage points compared to 2007.

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	2009	2008	2007
Income before taxes	$5,704	$7,686	$9,166
Provision for taxes	$1,335	$2,394	$2,190
Effective tax rate	23.4%	31.1%	23.9%

We generated a higher percentage of our profits from lower tax jurisdictions in 2009 compared to 2008. In addition, the 2009 tax rate was positively impacted by the reversal of previously accrued taxes of $366 million on settlements, effective settlements, and related remeasurements of various uncertain tax positions compared to a reversal of $103 million for such matters in 2008. These impacts were partially offset by the recognition of the EC fine of $1.447 billion with no associated tax benefit. In addition, our 2008 effective tax rate was negatively impacted by the recognition of a valuation allowance on our deferred tax assets due to the uncertainty of realizing tax benefits related to impairments of our equity investments.

Our effective income tax rate increased in 2008 compared to 2007, primarily due to the recognition of a valuation allowance on our deferred tax assets due to the uncertainty of realizing tax benefits related to impairments of our equity investments. In addition, the rate increased in 2008 compared to 2007, due to the reversal of previously accrued taxes of $481 million (including $50 million of accrued interest) related to settlements with the U.S. Internal Revenue Service (IRS) in the first and second quarters of 2007.

Business Outlook

Our future results of operations and the topics of other forward-looking statements contained in this Form 10-K, including this MD&A, involve a number of risks and uncertainties—in particular:

•	changes in business and economic conditions;
•	revenue and pricing;
•	gross margin and costs;
•	pending legal proceedings;
•	our effective tax rate (including changes in unrecognized tax positions);
•	marketing, general and administrative expenses;
•	our goals and strategies;
•	new product introductions;

•	plans to cultivate new businesses;
•	R&D expenses;
•	divestitures or investments;
•	net gains (losses) from equity investments;
•	interest and other, net;
•	capital spending;
•	depreciation; and
•	impairment of investments.

In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part I, Item 1A of this Form 10-K.

Our expectations for 2010 are as follows:

•	Gross Margin Percentage. 61%, plus or minus three points. The 61% midpoint is higher than our 2009 gross margin of 55.7%, primarily due to lower manufacturing period costs, mostly factory underutilization charges. In addition, we expect lower unit costs and higher unit sales, partially offset by lower average selling prices.
•	Total Spending. We expect spending on R&D, plus marketing, general and administrative expenses, in 2010 to be approximately $11.8 billion, plus or minus $100 million, compared to $13.6 billion in 2009. Total spending in 2009 included charges of $1.447 billion incurred as a result of the fine imposed by the EC and $1.25 billion as a result of our legal settlement with AMD.
•	Research and Development Spending. Approximately $6.2 billion compared to $5.7 billion in 2009.
•	Capital Spending. Approximately $4.8 billion, plus or minus $100 million, compared to $4.5 billion in 2009.
•	Depreciation. Approximately $4.4 billion, plus or minus $100 million, compared to $4.7 billion in 2009.
•	Tax Rate. Approximately 30%, compared to 23% in 2009. The estimated effective tax rate is based on tax law in effect as of December 26, 2009 and expected income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Status of Business Outlook

We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media, and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-K, including any such statements that are incorporated by reference in this Form 10-K. At the same time, we will keep this Form 10-K and our most current business outlook publicly available on our Investor Relations web site at www.intc.com. The public can continue to rely on the business outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the “Business Outlook” section and other forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

From the close of business on February 26, 2010 until our quarterly earnings release is published, presently scheduled for April 13, 2010, we will observe a “quiet period.” During the quiet period, the “Business Outlook” section and other forward-looking statements first published in our Form 8-K filed on January 14, 2010, as reiterated or updated as applicable in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

(Dollars in Millions)	Dec. 26, 2009	Dec. 27, 2008
Cash and cash equivalents, debt instruments included in trading assets, and short-term investments	$13,920	$11,544
Loans receivable and other long-term investments	$4,528	$2,924
Short-term and long-term debt	$2,221	$1,287
Debt as % of stockholders’ equity	5.3%	3.3%

Sources and Uses of Cash
(In Millions)

In summary, our cash flows were as follows:

(In Millions)	2009	2008	2007
Net cash provided by operating activities	$11,170	$10,926	$12,625
Net cash used for investing activities	(7,965)	(5,865)	(9,926)
Net cash used for financing activities	(2,568)	(9,018)	(1,990)

Net increase (decrease) in cash and cash equivalents	$637	$(3,957)	$709

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. For 2009 compared to 2008, the $244 million increase in cash provided by operating activities was primarily due to changes in assets and liabilities, partially offset by lower net income. Income taxes paid, net of refunds in 2009 compared to 2008 were $3.1 billion lower on lower income before taxes and timing of payments.

Changes in assets and liabilities for 2009 compared to 2008 included the following:

•	Inventories decreased due to lower chipset and raw materials inventory.
•	Accounts payable decreased due to timing of payments, despite higher production spending.
•	Accounts receivable increased due to higher revenue and a higher proportion of sales at the end of the fourth quarter of 2009.
•	Accrued compensation and benefits increased due to higher accrued profit-dependent compensation.

For 2009 and 2008, our two largest customers accounted for 38% of our net revenue, with one of these customers accounting for 21% of our net revenue in 2009 (20% in 2008), and another customer accounting for 17% of our net revenue in 2009 (18% in 2008). These two largest customers accounted for 41% of our accounts receivable as of December 26, 2009 and December 27, 2008.

For 2008 compared to 2007, the $1.7 billion decrease in cash provided by operating activities was primarily due to the $1.7 billion decrease in net income, while total adjustments to reconcile net income to cash provided by operating activities, including net changes in assets and liabilities, were approximately flat. Effective 2008, cash flows related to marketable debt instruments classified as trading assets are included in investing activities.

Investing Activities

Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities, disposals, and cash used for acquisitions.

The increase in cash used for investing activities in 2009 compared to 2008 was primarily due to an increase in net purchases of available-for-sale investments and trading assets, and higher cash paid for acquisitions. These increases were partially offset by a decrease in investments in non-marketable equity investments. Our investments in non-marketable equity investments in 2008 included $1.0 billion for an ownership interest in Clearwire LLC.

Our capital expenditures were $4.5 billion in 2009 ($5.2 billion in 2008 and $5.0 billion in 2007). Capital expenditures for 2010 are currently expected to be higher than our 2009 expenditures and are expected to be funded by cash flows from operating activities.

The decrease in cash used in investing activities in 2008 compared to 2007 was primarily due to a decrease in purchases of available-for-sale debt investments. In addition, the related cash flows for marketable debt instruments classified as trading assets were included in investing activities for 2008, and previously they had been included in operating activities.

Financing Activities

Financing cash flows consist primarily of repurchases and retirement of common stock, payment of dividends to stockholders, issuance of long-term debt, and proceeds from the sale of shares through employee equity incentive plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in cash used in financing activities in 2009 compared to 2008 was primarily due to a decrease in repurchases and retirement of common stock and the issuance of long-term debt, partially offset by lower proceeds from sales of shares through employee equity incentive plans. We used the majority of the proceeds from the 2009 issuance of long-term debt to repurchase and retire common stock. During 2009, we repurchased $1.8 billion of common stock compared to $7.2 billion in 2008. As of December 26, 2009, $5.7 billion remained available for repurchase under the existing repurchase authorization of $25 billion. We base our level of common stock repurchases on internal cash management decisions, and this level may fluctuate. Proceeds from the sale of shares through employee equity incentive plans totaled $400 million in 2009 compared to $1.1 billion in 2008 as a result of a lower volume of employee exercises of stock options. Our total dividend payments in 2009 remained flat from 2008 at $3.1 billion. We have paid a cash dividend in each of the past 69 quarters. In January 2010, our Board of Directors declared a cash dividend of $0.1575 per common share for the first quarter of 2010. The dividend is payable on March 1, 2010 to stockholders of record on February 7, 2010.

The higher cash used in financing activities in 2008 compared to 2007 was primarily due to an increase in repurchases and retirement of common stock, and lower proceeds from the sale of shares pursuant to employee equity incentive plans.

Liquidity

Cash generated by operations is used as our primary source of liquidity. As of December 26, 2009, cash and cash equivalents, debt instruments included in trading assets, and short-term investments totaled $13.9 billion. In addition to the $13.9 billion, we have $4.5 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio.

The credit quality of our investment portfolio remains high, with credit-related other-than-temporary impairment losses on our available-for-sale debt instruments limited to less than $55 million cumulatively since the beginning of 2008. In addition, we continue to be able to invest in high-credit-quality investments. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better.

As of December 26, 2009, cumulative unrealized gains, net of corresponding hedging activities, related to debt instruments classified as trading assets, and cumulative unrealized gains related to debt instruments classified as available-for-sale, were insignificant. As of December 27, 2008, our cumulative unrealized losses, net of corresponding hedging activities, related to debt instruments classified as trading assets were $145 million. As of December 27, 2008, our cumulative unrealized losses related to debt instruments classified as available-for-sale were $215 million.

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2009 were $610 million, although no commercial paper remained outstanding as of December 26, 2009. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 26, 2009. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test, working capital requirements, and potential dividends, common stock repurchases, and acquisitions or strategic investments.

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. See “Note 5: Fair Value” in Part II, Item 8 of this Form 10-K.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketable Debt Instruments

As of December 26, 2009, our assets measured and recorded at fair value on a recurring basis included $17.5 billion of marketable debt instruments. Of these instruments, $657 million was classified as Level 1, $15.8 billion as Level 2, and $1.1 billion as Level 3.

When available, we use observable market prices for identical securities to value our marketable debt instruments. If observable market prices are not available, we use non-binding market consensus prices that we seek to corroborate with observable market data, if available, or unobservable market data. When prices from multiple sources are available for a given instrument, we use observable market quotes to price our instruments, in lieu of prices from other sources.

Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the usage of observable market prices for identical securities that are traded in active markets. Marketable debt instruments in this category generally include certain of our corporate bonds, government bonds, and money market fund deposits. Management judgment was required to determine the levels at which sufficient volume and frequency of transactions are met for a market to be considered active. Our assessment of an active market for our marketable debt instruments generally takes into consideration activity during each week of the one-month period prior to the valuation date of each individual instrument, including the number of days each individual instrument trades and the average weekly trading volume in relation to the total outstanding amount of the issued instrument.

Approximately 10% of our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. We corroborate the non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. Approximately 40% of our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 2 was classified as such due to the usage of non-binding market consensus prices that are corroborated with observable market data, and approximately 50% due to the usage of a discounted cash flow model. Marketable debt instruments classified as Level 2 generally include commercial paper, bank time deposits, municipal bonds, certain of our money market fund deposits, and a majority of corporate bonds and government bonds.

Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 3 were classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate the non-binding market consensus prices and non-binding broker quotes using unobservable data, if available. Marketable debt instruments in this category generally include asset-backed securities and certain of our corporate bonds. All of our investments in asset-backed securities were classified as Level 3, and substantially all of them were valued using non-binding market consensus prices that we were not able to corroborate with observable market data due to the lack of transparency in the market for asset-backed securities.

Equity Securities

As of December 26, 2009, our portfolio of assets measured and recorded at fair value on a recurring basis included $773 million of marketable equity securities. Of these securities, $676 million was classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration activity during each week of the one-month period prior to the valuation date for each individual security, including the number of days each individual equity security trades and the average weekly trading volume in relation to the total outstanding shares of that security. The remaining marketable equity securities of $97 million were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security-specific restrictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 26, 2009:

	Payments Due by Period
		Less Than			More Than
(In Millions)	Total	1 Year	1–3 Years	3–5 Years	5 Years
Operating lease obligations	$349	$102	$149	$60	$38
Capital purchase obligations[1]	1,836	1,760	76	—	—
Other purchase obligations and commitments[2]	866	290	403	48	125
Long-term debt obligations[3]	7,253	284	238	238	6,493
Other long-term liabilities[4,5]	593	230	153	97	113

Total[6]	$10,897	$2,666	$1,019	$443	$6,769

[1]	Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheets as of December 26, 2009, as we had not yet received the related goods or taken title to the property. Capital purchase obligations decreased from $2.9 billion as of December 27, 2008 to $1.8 billion as of December 26, 2009, primarily due to the timing of the ramp of our latest silicon process technology.

[2]	Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase raw materials or other goods, as well as payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies.

[3]	Amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheets. Any future settlement of convertible debt would impact our cash payments.

[4]	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $193 million of long-term income taxes payable has been excluded from the table above. However, long-term income taxes payable, included on our consolidated balance sheets, included these uncertain tax positions, reduced by the associated federal deduction for state taxes and U.S. tax credits arising from non-U.S. income.

[5]	Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheets, including the short-term portion of these long-term liabilities. Expected contributions to our U.S. and non-U.S. pension plans and other postretirement benefit plans of $60 million to be made during 2010 are also included; however, funding projections beyond 2010 are not practical to estimate.

[6]	Total generally excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities.

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

We have entered into certain agreements for the purchase of raw materials or other goods that specify minimum prices and quantities based on a percentage of the total available market or based on a percentage of our future purchasing requirements. Due to the uncertainty of the future market and our future purchasing requirements, obligations under these agreements are not included in the table above. We estimate our obligation under these agreements as of December 26, 2009 to be approximately as follows: less than one year—$364 million; one to three years—$3 million; more than three years—zero. Our purchase orders for other products are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These obligations include contingent funding/payment obligations and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party. Assuming that all future milestones are met, additional required payments related to these obligations were not significant as of December 26, 2009.

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

We have a contractual obligation to purchase the output of IMFT in proportion to our investments, 49% as of December 26, 2009. We also have several agreements with Micron related to intellectual property rights, and R&D funding related to NAND flash manufacturing and IMFT. The obligation to purchase our proportion of IMFT’s inventory was $100 million as of December 26, 2009. See “Note 11: Non-Marketable Equity Investments” in Part II, Item 8 of this Form 10-K.

The expected timing of payments of the obligations above are estimates based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 26, 2009, with the exception of a guarantee for the repayment of $275 million in principal of the payment obligations of Numonyx under its senior credit facility, as well as accrued unpaid interest, expenses of the lenders, and penalties, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In February 2010, we signed a definitive agreement with Micron and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. The senior credit facility that is supported by Intel’s guarantee is expected to be repaid in full following the closing of this transaction. See “Note 11: Non-Marketable Equity Investments” in Part II, Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative financial instruments primarily to manage currency exchange rate and interest rate risk, and to a lesser extent, equity market and commodity price risk. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of December 26, 2009 and December 27, 2008. Actual results may differ materially.

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

Substantially all of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Japanese yen, the euro, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts and, to a lesser extent, currency options in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements (see “Risk Factors” in Part I, Item 1A of this Form 10-K). We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $40 million as of December 26, 2009 (less than $55 million as of December 27, 2008).

Interest Rates

We are exposed to interest rate risk related to our investment portfolio and debt issuances. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in debt instruments are generally based on the U.S.-dollar three-month LIBOR. A hypothetical decrease in interest rates of 1.0% would have resulted in an increase in the fair value of our debt issuances of approximately $205 million as of December 26, 2009 (an increase of approximately $150 million as of December 27, 2008). A hypothetical decrease in interest rates of up to 1.0% would have resulted in an increase in the fair value of our investment portfolio of approximately $10 million as of December 26, 2009 (an increase of approximately $15 million as of December 27, 2008). These hypothetical decreases in interest rates, after taking into account hedges and offsetting positions, would have resulted in a decrease in the fair value of our net investment position of approximately $195 million as of December 26, 2009 and $135 million as of December 27, 2008. The fluctuations in fair value of our debt issuances and investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment portfolio. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see “Fair Value of Financial Instruments” in Part II, Item 7 of this Form 10-K.

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

We hold derivative instruments that seek to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. The gains and losses from changes in fair value of these derivatives are designed to offset the gains and losses on the related liabilities, resulting in an insignificant net exposure to loss.

As of December 26, 2009, the fair value of our marketable equity securities and our equity derivative instruments, including hedging positions, was $805 million ($362 million as of December 27, 2008). Our marketable equity securities include our investments in Clearwire Corporation and Micron, carried at a fair market value of $250 million and $148 million, respectively, as of December 26, 2009. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 50% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $405 million, based on the value as of December 26, 2009 (a decrease in value of approximately $220 million, based on the value as of December 27, 2008 using an assumed loss of 60%). The decrease in the assumed loss percentage from December 27, 2008 to December 26, 2009 is due to lower expected overall equity market volatility.

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets and credit markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $939 million as of December 26, 2009 ($1.0 billion as of December 27, 2008). As of December 26, 2009, the carrying amount of our non-marketable equity method investments was $2.5 billion ($3.0 billion as of December 27, 2008). A substantial majority of this balance as of December 26, 2009 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment of $1.6 billion in IMFT/IMFS ($2.1 billion as of December 27, 2008) and $453 million in Numonyx ($484 million as of December 27, 2008).

In February 2010, we signed a definitive agreement with Micron and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. The value of the Micron common stock that we would receive upon the closing of the transaction is subject to equity market risk. For further information, see “Note 11: Non-Marketable Equity Investments” in Part II, Item 8 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Three Years Ended December 26, 2009
(In Millions, Except Per Share Amounts)	2009	2008	2007
Net revenue	$35,127	$37,586	$38,334
Cost of sales	15,566	16,742	18,430

Gross margin	19,561	20,844	19,904

Research and development	5,653	5,722	5,755
Marketing, general and administrative	7,931	5,452	5,401
Restructuring and asset impairment charges	231	710	516
Amortization of acquisition-related intangibles	35	6	16

Operating expenses	13,850	11,890	11,688

Operating income	5,711	8,954	8,216
Gains (losses) on equity method investments, net	(147)	(1,380)	3
Gains (losses) on other equity investments, net	(23)	(376)	154
Interest and other, net	163	488	793

Income before taxes	5,704	7,686	9,166
Provision for taxes	1,335	2,394	2,190

Net income	$4,369	$5,292	$6,976

Basic earnings per common share	$0.79	$0.93	$1.20

Diluted earnings per common share	$0.77	$0.92	$1.18

Weighted average common shares outstanding:
Basic	5,557	5,663	5,816

Diluted	5,645	5,748	5,936

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 26, 2009 and December 27, 2008
(In Millions, Except Par Value)	2009	2008[1]
Assets
Current assets:
Cash and cash equivalents	$3,987	$3,350
Short-term investments	5,285	5,331
Trading assets	4,648	3,162
Accounts receivable, net of allowance for doubtful accounts of $19 ($17 in 2008)	2,273	1,712
Inventories	2,935	3,744
Deferred tax assets	1,216	1,390
Other current assets	813	1,182

Total current assets	21,157	19,871

Property, plant and equipment, net	17,225	17,574
Marketable equity securities	773	352
Other long-term investments	4,179	2,924
Goodwill	4,421	3,932
Other long-term assets	5,340	5,819

Total assets	$53,095	$50,472

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$172	$102
Accounts payable	1,883	2,390
Accrued compensation and benefits	2,448	2,015
Accrued advertising	773	807
Deferred income on shipments to distributors	593	463
Other accrued liabilities	1,636	1,901
Income taxes payable	86	140

Total current liabilities	7,591	7,818

Long-term income taxes payable	193	736
Long-term debt	2,049	1,185
Long-term deferred tax liabilities	555	46
Other long-term liabilities	1,003	1,141
Commitments and contingencies (Notes 22 and 28)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 5,523 issued and outstanding (5,562 in 2008) and capital in excess of par value	14,993	13,402
Accumulated other comprehensive income (loss)	393	(393)
Retained earnings	26,318	26,537

Total stockholders’ equity	41,704	39,546

Total liabilities and stockholders’ equity	$53,095	$50,472

[1]	As adjusted due to changes to the accounting for convertible debt instruments. See “Note 3: Accounting Changes.”

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 26, 2009
(In Millions)	2009	2008	2007
Cash and cash equivalents, beginning of year	$3,350	$7,307	$6,598

Cash flows provided by (used for) operating activities:
Net income	4,369	5,292	6,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,744	4,360	4,546
Share-based compensation	889	851	952
Restructuring, asset impairment, and net loss on retirement of assets	368	795	564
Excess tax benefit from share-based payment arrangements	(9)	(30)	(118)
Amortization of intangibles and other acquisition-related costs	308	256	252
(Gains) losses on equity method investments, net	147	1,380	(3)
(Gains) losses on other equity investments, net	23	376	(154)
(Gains) losses on divestitures	—	(59)	(21)
Deferred taxes	271	(790)	(443)
Changes in assets and liabilities:
Trading assets	299	193	(1,429)
Accounts receivable	(535)	260	316
Inventories	796	(395)	700
Accounts payable	(506)	29	102
Accrued compensation and benefits	247	(569)	354
Income taxes payable and receivable	110	(834)	(248)
Other assets and liabilities	(351)	(189)	279

Total adjustments	6,801	5,634	5,649

Net cash provided by operating activities	11,170	10,926	12,625

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(4,515)	(5,197)	(5,000)
Acquisitions, net of cash acquired	(853)	(16)	(76)
Purchases of available-for-sale investments	(8,655)	(6,479)	(11,728)
Maturities and sales of available-for-sale investments	7,756	7,993	8,011
Purchases of trading assets	(4,186)	(2,676)	—
Maturities and sales of trading assets	2,543	1,766	—
Loans receivable	(343)	—	—
Investments in non-marketable equity investments	(250)	(1,691)	(1,459)
Return of equity method investment	449	316	—
Proceeds from divestitures	—	85	32
Other investing activities	89	34	294

Net cash used for investing activities	(7,965)	(5,865)	(9,926)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(87)	(40)	(39)
Proceeds from government grants	—	182	160
Excess tax benefit from share-based payment arrangements	9	30	118
Issuance of long-term debt	1,980	—	125
Proceeds from sales of shares through employee equity incentive plans	400	1,105	3,052
Repurchase and retirement of common stock	(1,762)	(7,195)	(2,788)
Payment of dividends to stockholders	(3,108)	(3,100)	(2,618)

Net cash used for financing activities	(2,568)	(9,018)	(1,990)

Net increase (decrease) in cash and cash equivalents	637	(3,957)	709

Cash and cash equivalents, end of year	$3,987	$3,350	$7,307

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized of $86 in 2009 ($86 in 2008 and $57 in 2007)	$4	$6	$15
Income taxes, net of refunds	$943	$4,007	$2,762

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	and Capital		Accumulated
	in Excess of Par Value		Other
Three Years Ended December 26, 2009	Number of		Comprehensive	Retained
(In Millions, Except Per Share Amounts)	Shares	Amount	Income (Loss)	Earnings	Total
Balance as of December 30, 2006 (prior to adoption of convertible debt accounting standards)	5,766	$7,825	$(57)	$28,984	$36,752
Cumulative-effect adjustment, net of tax[1]:
Adoption of convertible debt accounting standards	—	458	—	—	458

Balance as of December 30, 2006 (post-adoption of convertible debt accounting standards)	5,766	8,283	(57)	28,984	37,210
Cumulative-effect adjustments, net of tax[1]:
Adoption of sabbatical leave accounting standards	—	—	—	(181)	(181)
Adoption of uncertain tax positions accounting standards	—	—	—	181	181
Components of comprehensive income, net of tax:
Net income	—	—	—	6,976	6,976
Other comprehensive income (loss)	—	—	318	—	318

Total comprehensive income					7,294

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	165	3,170	—	—	3,170
Share-based compensation	—	952	—	—	952
Repurchase and retirement of common stock	(113)	(294)	—	(2,494)	(2,788)
Cash dividends declared ($0.45 per common share)	—	—	—	(2,618)	(2,618)

Balance as of December 29, 2007	5,818	12,111	261	30,848	43,220
Components of comprehensive income, net of tax:
Net income	—	—	—	5,292	5,292
Other comprehensive income (loss)	—	—	(654)	—	(654)

Total comprehensive income					4,638

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	72	1,132	—	—	1,132
Share-based compensation	—	851	—	—	851
Repurchase and retirement of common stock	(328)	(692)	—	(6,503)	(7,195)
Cash dividends declared ($0.5475 per common share)	—	—	—	(3,100)	(3,100)

Balance as of December 27, 2008	5,562	13,402	(393)	26,537	39,546
Components of comprehensive income, net of tax:
Net income	—	—	—	4,369	4,369
Other comprehensive income (loss)	—	—	786	—	786

Total comprehensive income					5,155

Proceeds from sales of shares through employee equity incentive plans, net tax deficiency, and other	55	381	—	—	381
Issuance of convertible debt	—	603	—	—	603
Share-based compensation	—	889	—	—	889
Repurchase and retirement of common stock	(94)	(282)	—	(1,480)	(1,762)
Cash dividends declared ($0.56 per common share)	—	—	—	(3,108)	(3,108)

Balance as of December 26, 2009	5,523	$14,993	$393	$26,318	$41,704

[1]	For further discussion of the cumulative-effect adjustments, see “Note 3: Accounting Changes.”

See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2009, 2008, and 2007 were all 52-week years. Our consolidated financial statements include the accounts of Intel Corporation and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. We use the equity method to account for equity investments in instances in which we own common stock or similar interests, and have the ability to exercise significant influence, but not control, over the investee. The U.S. dollar is the functional currency for Intel and our subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income (loss).

Customer credit balances are included in other accrued liabilities and were $293 million as of December 26, 2009 ($447 million as of December 27, 2008).

We have evaluated subsequent events through the date that the financial statements were issued on February 22, 2010.

Note 2: Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. The accounting estimates that require our most significant, difficult, and subjective judgments include:

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

Trading Assets

Marketable debt instruments are designated as trading assets when the interest rate or foreign exchange rate risk is hedged at inception with a related derivative instrument. Investments designated as trading assets are reported at fair value. The gains or losses of these investments arising from changes in fair value due to interest rate and currency market fluctuations and credit market volatility, offset by losses or gains on the related derivative instruments, are recorded in interest and other, net. We also designate certain floating-rate securitized financial instruments, primarily asset-backed securities purchased after December 30, 2006, as trading assets.

During 2009, we sold our equity securities offsetting deferred compensation and entered into derivative instruments that seek to offset changes in liabilities related to these deferred compensation arrangements. Gains or losses from changes in fair value of these equity securities were offset against losses or gains on the related liabilities and included in interest and other, net. See “Note 8: Derivative Financial Instruments” for further information on our equity market risk management programs.

Available-for-Sale Investments

We consider all liquid available-for-sale debt instruments with original maturities from the date of purchase of approximately three months or less to be cash and cash equivalents. Available-for-sale debt instruments with original maturities at the date of purchase greater than approximately three months and remaining maturities of less than one year are classified as short-term investments. Available-for-sale debt instruments with remaining maturities beyond one year are classified as other long-term investments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss), except as noted in the “Other-Than-Temporary Impairment” section below. We determine the cost of the investment sold based on the specific identification method. Our available-for-sale investments include:

•	Marketable debt instruments when the interest rate and foreign currency risks are not hedged at inception of the investment or when our designation for trading assets is not met. We hold these debt instruments to generate a return commensurate with the U.S.-dollar three-month LIBOR. We record the interest income and realized gains and losses on the sale of these instruments in interest and other, net.
•	Marketable equity securities when the investments are considered strategic in nature at the time of original classification or there are barriers to mitigating equity market risk through the sale or use of derivative instruments at the time of original classification. We acquire these equity investments for the promotion of business and strategic objectives. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate the equity market risks through hedging activities. We record the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on other equity investments, net.

Non-Marketable Equity Investments

Our non-marketable equity investments are included in other long-term assets. We account for non-marketable equity investments for which we do not have control over the investee as:

•	Equity method investments when we have the ability to exercise significant influence, but not control, over the investee. Gains (losses) on equity method investments, net may be recorded with up to a one-quarter lag.
•	Cost method investments when the equity method does not apply. We record the realized gains or losses on the sale of non-marketable cost method investments in gains (losses) on other equity investments, net.

Other-Than-Temporary Impairment

All of our available-for-sale investments and non-marketable equity investments are subject to a periodic impairment review. Investments are considered impaired when the fair value is below the investment’s cost basis/amortized cost. Impairments affect earnings as follows:

•	Marketable debt instruments when the fair value is below amortized cost and (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in earnings, and amounts related to all other factors, which are recognized in other comprehensive income (loss).
•	Marketable equity securities based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our intent and ability to hold the investment for a sufficient period of time to allow for recovery in value in the foreseeable future. We also consider specific adverse conditions related to the financial health of, and business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. We record other-than-temporary impairment charges on marketable equity securities in gains (losses) on other equity investments, net.
•	Non-marketable equity investments based on our assessment of the severity and duration of the impairment, and qualitative and quantitative analysis, including:

•	the investee’s revenue and earning trends relative to pre-defined milestones and overall business prospects;
•	the technological feasibility of the investee’s products and technologies;
•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•	the investee’s receipt of additional funding at a lower valuation.
We record other-than-temporary impairment charges in gains (losses) on equity method investments, net for non-marketable equity method investments and in gains (losses) on other equity investments, net for non-marketable cost method investments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate and interest rate risk, and to a lesser extent, equity market and commodity price risk. Our derivative financial instruments are recorded at fair value and are included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities.

Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as cash flow or fair value hedges. A designated hedge of the exposure to variability in the future cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, we recognize gains or losses from the change in fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings. Derivatives that we designate as hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.

We recognize gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes within the line item on the consolidated statements of operations most closely associated with the economic underlying, primarily in interest and other, net. As part of our strategic investment program, we also acquire equity derivative instruments, such as warrants and equity conversion rights associated with debt instruments, that we do not designate as hedging instruments. We recognize the gains or losses from changes in fair values of these equity derivative instruments in gains (losses) on other equity investments, net. Gains and losses from derivatives not designated as hedges are classified in cash flows from operating activities.

Measurement of Effectiveness

•	Effectiveness for forwards is generally measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the present value of the forecasted cash flows of the hedged item. For currency forward contracts used in cash flow hedging strategies related to capital purchases, forward points are excluded, and effectiveness is measured using spot rates to value both the hedge contract and the hedged item. For currency forward contracts used in cash flow hedging strategies related to operating expenditures, forward points are included and effectiveness is measured using forward rates to value both the hedge contract and the hedged item.
•	Effectiveness for currency options and equity options with hedge accounting designation is generally measured by comparing the cumulative change in the intrinsic value of the hedge contract with the cumulative change in the intrinsic value of an option instrument representing the hedged risks in the hedged item for cash flow hedges. For cash flow and fair value hedges, time value is excluded and effectiveness is measured based on spot rates to value both the hedge contract and the hedged item.
•	Effectiveness for interest rate swaps and commodity swaps is generally measured by comparing the change in fair value of the hedged item with the change in fair value of the swap.

If a cash flow hedge is discontinued because it is no longer probable that the original hedged transaction will occur as anticipated, the unrealized gain or loss on the related derivative is reclassified into earnings. Subsequent gains or losses on the related derivative instrument are recognized in interest and other, net in each period until the instrument matures, is terminated, is re-designated as a qualified hedge, or is sold. Ineffective portions of cash flow hedges and fair value hedges, as well as amounts excluded from the assessment of effectiveness, are recognized in earnings in interest and other, net. For further discussion of our derivative instruments, see “Note 8: Derivative Financial Instruments.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans Receivable

We make loans to third parties that are classified within other current assets or other long-term assets. We may elect the fair value option for loans when the interest rate or foreign exchange rate risk is hedged at inception with a related derivative instrument. We record the gains or losses on these loans arising from changes in fair value due to interest rate, currency market fluctuations, and credit market volatility, offset by losses or gains on the related derivative instruments, in interest and other, net. Loans that are denominated in U.S. dollars and have a floating-rate coupon are carried at amortized cost. We measure interest income for all loans receivable using the interest method, which is based on the effective yield of the loans rather than the stated coupon rate.

Inventories

We compute inventory cost on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). Inventories at year-ends were as follows:

(In Millions)	2009	2008
Raw materials	$437	$608
Work in process	1,469	1,577
Finished goods	1,029	1,559

Total inventories	$2,935	$3,744

Property, Plant and Equipment

Property, plant and equipment, net at year-ends was as follows:

(In Millions)	2009	2008[1]
Land and buildings	$16,687	$16,557
Machinery and equipment	28,339	28,831
Construction in progress	2,796	2,730

Total property, plant and equipment, gross	47,822	48,118
Less: accumulated depreciation	(30,597)	(30,544)

Total property, plant and equipment, net	$17,225	$17,574

[1]	As adjusted due to changes to the accounting for convertible debt instruments. See “Note 3: Accounting Changes.”

We compute depreciation for financial reporting purposes using the straight-line method over the following estimated useful lives: machinery and equipment, 2 to 4 years; buildings, 4 to 40 years.

We capitalize interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and amortized over the estimated useful lives of the assets. We record capital-related government grants earned as a reduction to property, plant and equipment.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition. We perform a quarterly review of goodwill for indicators of impairment. During the fourth quarter of each year, we perform an impairment review for each reporting unit using a fair value approach. We do not identify manufacturing and assembly and test assets with individual reporting units because of the interchangeable nature of our manufacturing and assembly and test assets. In determining the carrying value of the reporting unit, we make an allocation of our manufacturing and assembly and test assets based on each reporting unit’s relative percentage utilization of the manufacturing and assembly and test assets. For further discussion of goodwill, see “Note 17: Goodwill.”

Identified Intangible Assets

Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over the periods of benefit, ranging from 3 to 17 years. We amortize acquisition-related developed technology based on economic benefit over the estimated useful life, ranging from 4 to 7 years. We amortize other intangible assets over periods ranging from 4 to 7 years. We amortize acquisition-related in-process research and development over the estimated useful life once the research and development efforts are completed. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

We perform a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

For further discussion of identified intangible assets, see “Note 18: Identified Intangible Assets.”

Product Warranty

The vast majority of our products are sold with a limited warranty on product quality and a limited indemnification for customers against intellectual property infringement claims related to our products. The accrual and the related expense for known issues were not significant during the periods presented. Due to product testing, the short time typically between product shipment and the detection and correction of product failures, and the historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Revenue Recognition

We recognize net product revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectability. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue. Because of frequent sales price reductions and rapid technology obsolescence in the industry, we defer product revenue and related costs of sales from sales made to distributors under agreements allowing price protection and/or right of return until the distributors sell the merchandise. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. We record the net deferred income from product sales to distributors on our balance sheet as deferred income on shipments to distributors. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.

Sales of software, primarily through our Wind River Software Group, are made through term licenses that are generally 12 months in length, or perpetual licenses. Revenue is generally recognized ratably over the course of the license.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid over the fair value of the advertising benefit received as a reduction in revenue. Advertising costs, including direct marketing costs, recorded within marketing, general and administrative expenses were $1.39 billion in 2009 ($1.86 billion in 2008 and $1.90 billion in 2007).

Employee Equity Incentive Plans

We have employee equity incentive plans, which are described more fully in “Note 23: Employee Equity Incentive Plans.” We use the straight-line attribution method to recognize share-based compensation over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, we eliminate deferred tax assets for options and restricted stock units with multiple vesting dates for each vesting period on a first-in, first-out basis as if each vesting period were a separate award.

Note 3: Accounting Changes

2007

In 2007, we adopted standards that required companies to accrue the cost of compensated absences for sabbatical leave over the service period. We adopted these standards through a cumulative-effect adjustment at the beginning of 2007, resulting in an additional liability of $280 million, additional deferred tax assets of $99 million, and a reduction to retained earnings of $181 million. We also adopted standards that changed the accounting for uncertain tax positions. For further discussion, see “Note 27: Taxes.”

2008

In the first quarter of 2008, we adopted new standards for fair value measurements for all financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The standards defined fair value, established a framework for measuring fair value, and enhanced fair value measurement disclosures. The adoption of these new standards did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated after adoption were not significantly different from the fair values that would have been calculated under previous guidance. As discussed below, we adopted the fair value measurement standards for our non-financial assets and liabilities in the first quarter of 2009. For further discussion of our fair value measurements, see “Note 5: Fair Value.”

In the fourth quarter of 2008, we adopted new standards that clarified the application of fair value in a market that is not active, and addressed application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. The adoption of these new standards did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2008, we adopted new standards that permitted companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The new standards required unrealized gains and losses to be reported in earnings for items measured using the fair value option. For further discussion, see “Note 5: Fair Value.” These new standards also required cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. We assessed the nature and purpose of our trading assets and determined that our marketable debt instruments will be classified on the statement of cash flows as investing activities, as they are held with the purpose of generating returns. Activity related to equity securities offsetting deferred compensation remained classified as operating activities, as they were maintained to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These standards did not allow for retrospective application to periods prior to 2008; therefore, all trading asset activity for prior periods will continue to be presented as operating activities on the statement of cash flows.

In the first quarter of 2008, amended views of the U.S. Securities and Exchange Commission (SEC) on the use of the simplified method in developing estimates of the expected lives of share options became effective for us. The amendment, in part, allowed the continued use, subject to specific criteria, of the simplified method in estimating the expected lives of share options granted after December 31, 2007. We will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives.

2009

In the first quarter of 2009, we adopted new standards that changed the accounting for convertible debt instruments with cash settlement features. As of adoption, these new standards applied to our junior subordinated convertible debentures issued in 2005 (the 2005 debentures). Under the previous standards, our 2005 debentures were recognized entirely as a liability at historical value. In accordance with adopting these new standards, we retrospectively recognized both a liability and an equity component of the 2005 debentures at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the 2005 debentures and the fair value of the liability component, after adjusting for the deferred tax impact. The 2005 debentures were issued at a coupon rate of 2.95%, which was below that of a similar instrument that did not have a conversion feature (6.45%). Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is reduced over the expected life of the debt, which is also the stated life of the debt. These new standards are also applicable in accounting for our convertible debt issued during 2009. See “Note 20: Borrowings” for further discussion.

As a result of applying these new standards retrospectively to all periods presented, we recognized the following incremental effects on individual line items on the consolidated balance sheets:

	December 27, 2008
	Before		After
(In Millions)	Adoption	Adjustments	Adoption
Property, plant and equipment, net	$17,544	$30	$17,574
Other long-term assets[1]	$6,092	$(273)	$5,819
Long-term debt	$1,886	$(701)	$1,185
Common stock and capital in excess of par value	$12,944	$458	$13,402

[1]	Primarily related to the adjustment made to the net deferred tax asset.

The adoption of these new standards did not result in a change to our prior-period consolidated statements of operations, as the interest associated with our debt issuances is capitalized and added to the cost of qualified assets. The adoption of these new standards did not result in a significant change to depreciation expense or earnings per common share for 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2009, we adopted revised standards for business combinations. These revised standards generally require an entity to recognize the assets, liabilities, contingencies, and contingent consideration at their fair value on the acquisition date. For circumstances in which the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in estimates for accounting of deferred tax asset valuation allowances and acquired income tax uncertainties that occur subsequent to the measurement period be reflected in income tax expense (benefit). In addition, acquired in-process research and development is capitalized as an intangible asset. These new standards became applicable to business combinations on a prospective basis beginning in the first quarter of 2009. Our acquisitions completed during 2009 have been accounted for using these revised standards. See “Note 15: Acquisitions.”

In the first quarter of 2009, we adopted new standards that specify the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specify additional disclosures related to these fair value measurements. The adoption of these new standards did not have a significant impact on our consolidated financial statements.

In the second quarter of 2009, we adopted new standards that provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability have significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, we are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of these new standards did not have a significant impact on our consolidated financial statements.

In the second quarter of 2009, we adopted new standards for the recognition and measurement of other-than-temporary impairments for debt securities that replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances in which (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in earnings, and amounts related to all other factors, which are recognized in other comprehensive income (loss). The adoption of these new standards did not have a significant impact on our consolidated financial statements. See “Note 7: Available-for-Sale Investments” for further discussion.

In the third quarter of 2009, we adopted amended standards for the fair value measurement of liabilities. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards became effective for us beginning in the fourth quarter of 2009 and did not have a significant impact on our consolidated financial statements.

Note 4: Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued new standards for the accounting for transfers of financial assets. These new standards eliminate the concept of a qualifying special-purpose entity; remove the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; change the standards for de-recognizing financial assets; and require enhanced disclosure. These new standards are effective for us beginning in the first quarter of 2010, and are not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of 2010 and are not expected to have a significant impact on our consolidated financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

Note 5: Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. Our financial instruments are measured and recorded at fair value, except for equity method investments, cost method investments, cost method loans receivable, and most of our liabilities.

Fair Value Hierarchy

The three levels of inputs that may be used to measure fair value are as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 26, 2009 and December 27, 2008:

	December 26, 2009				December 27, 2008
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Commercial paper	$—	$6,326	$—	$6,326	$—	$4,387	$—	$4,387
Corporate bonds	579	3,894	369	4,842	152	5,987	555	6,694
Government bonds[1]	17	3,549	—	3,566	—	604	—	604
Bank time deposits	—	1,582	—	1,582	—	633	—	633
Marketable equity securities	676	97	—	773	308	44	—	352
Asset-backed securities	—	—	754	754	—	—	1,083	1,083
Municipal bonds	—	390	—	390	—	383	—	383
Loans receivable	—	249	—	249	—	—	—	—
Derivative assets	—	137	31	168	—	158	15	173
Money market fund deposits	61	17	—	78	373	49	—	422
Equity securities offsetting deferred compensation	—	—	—	—	299	—	—	299

Total assets measured and recorded at fair value	$1,333	$16,241	$1,154	$18,728	$1,132	$12,245	$1,653	$15,030

Liabilities
Derivative liabilities	$—	$161	$65	$226	$—	$274	$25	$299
Long-term debt	—	—	123	123	—	—	122	122

Total liabilities measured and recorded at fair value	$—	$161	$188	$349	$—	$274	$147	$421

[1]	Includes bonds issued or deemed to be guaranteed by non-U.S. governments, Federal Deposit Insurance Company (FDIC)-insured corporate bonds, U.S. agency securities, and U.S. Treasury securities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for 2009 and 2008:

	Fair Value Measured and Recorded Using
	Significant Unobservable Inputs (Level 3)
	Government	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 27, 2008	$—	$555	$1,083	$15	$(25)	$(122)
Total gains or losses (realized and unrealized):
Included in earnings[1]	—	4	25	(2)	18	(1)	44
Included in other comprehensive income (loss)	1	36	20	—	—	—	57
Purchases, sales, issuances, and settlements, net	300	279	(374)	18	—	—
Transfers in and/or out of Level 3	(301)[2]	(505)[2]	—	—	(58)	—

Balance as of December 26, 2009	$—	$369	$754	$31	$(65)	$(123)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of December 26, 2009[1]	$—	$—	$53	$—	$18	$(1)	$70

[1]	Gains and losses (realized and unrealized) included in earnings are primarily reported in interest and other, net on the consolidated statements of operations.

[2]	Transferred from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of these instruments.

	Fair Value Measured and Recorded Using
	Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 29, 2007	$733	$1,840	$18	$(15)	$(125)
Total gains or losses (realized and unrealized):
Included in earnings[1]	3	(108)	4	(13)	3	(111)
Included in other comprehensive income (loss)	(26)	(23)	—	—	—	(49)
Purchases, sales, issuances, and settlements, net	526	(626)	(10)	3	—
Transfers in and/or out of Level 3	(681)[2]	—	3	—	—

Balance as of December 27, 2008	$555	$1,083	$15	$(25)	$(122)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of December 27, 2008[1]	$3	$(108)	$4	$(13)	$3	$(111)

[1]	Gains and losses (realized and unrealized) included in earnings are primarily reported in interest and other, net on the consolidated statements of operations.

[2]	Transferred from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of these instruments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Option for Financial Assets/Liabilities

Under accounting standards issued in 2008, all of our non-convertible long-term debt was eligible to be accounted for at fair value. However, we elected this fair value option only for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. We did not elect this fair value option for our Arizona bonds issued in 2005, since the bonds were carried at amortized cost and were not eligible to apply hedge accounting provisions due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated balance sheets. As of December 26, 2009 and December 27, 2008, no other instruments were similar to the long-term debt instrument for which we elected fair value treatment.

The fair value of the 2007 Arizona bonds approximated carrying value at the time that we elected the fair value option; therefore, we did not record a cumulative-effect adjustment to the beginning balance of retained earnings or to the deferred tax liability. As of December 26, 2009, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds are recorded in interest and other, net on the consolidated statements of operations. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.

We elected the fair value option for loans made in the second quarter of 2009. These loans receivable are denominated in euros and mature in 2012 and 2013. In connection with these loans receivable, we entered into a currency interest rate swap agreement that effectively converts the euro-denominated fixed-rate loans receivable to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value are largely offset by changes in the fair value of the currency interest rate swap agreement, without the need to apply hedge accounting provisions. We made a loan in the fourth quarter of 2009 that is denominated in U.S. dollars and has a floating-rate coupon. Since the loan matched our investment objectives, we did not enter into any derivative instruments and did not elect the fair value option for the loan.

As of December 26, 2009, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance. These loans receivable are classified within other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value, as well as interest income, are recorded in interest and other, net on the consolidated statements of operations. During 2009, gains from fair value changes of our loans receivable were largely offset by losses from fair value changes of the currency interest rate swap, resulting in a negligible net impact on our consolidated statements of operations. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for comparable companies and were insignificant during 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during 2009, and the gains (losses) recorded during 2009 on those assets:

					Total Gains
	Net Carrying				(Losses) for 12
	Value as of	Fair Value Measured and Recorded Using			Months Ended
(In Millions)	Dec. 26, 2009	Level 1	Level 2	Level 3	Dec. 26, 2009
Non-marketable equity investments	$208	$—	$—	$211	$(187)
Property, plant and equipment	$27	$—	$27	$—	$(16)

Total gains (losses) for assets held as of December 26, 2009					$(203)

Gains (losses) for non-marketable equity investments no longer held					$(34)
Gains (losses) for property, plant and equipment no longer held					$(136)

Total gains (losses) for recorded non-recurring measurement					$(373)

The following table presents the financial instruments that were measured and recorded at fair value on a non-recurring basis during 2008, and the gains (losses) recorded during 2008 on those assets:

					Total Gains
	Net Carrying				(Losses) for 12
	Value as of	Fair Value Measured and Recorded Using			Months Ended
(In Millions)	Dec. 27, 2008	Level 1	Level 2	Level 3	Dec. 27, 2008
Clearwire Communications, LLC	$238	$—	$238	$—	$(762)
Numonyx B.V.	$484	$—	$—	$503	$(250)
Other non-marketable equity investments	$84	$—	$—	$84	$(200)

Total gains (losses) for assets held as of December 27, 2008					$(1,212)

The carrying value of our impaired non-marketable equity investments may not equal our fair value measurement at the time of impairment due to the subsequent recognition of equity method adjustments.

A portion of our non-marketable equity investments were measured and recorded at fair value in 2009 and 2008 due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges.

During 2008, we recorded a $762 million impairment charge on our investment in Clearwire Communications, LLC (Clearwire LLC) to write down our investment to its fair value, primarily due to the fair value being significantly lower than the cost basis of our investment. The impairment charge was included in gains (losses) on equity method investments, net. We determine the fair value of our investment in Clearwire LLC primarily using the quoted prices for its parent company, Clearwire Corporation. The effects of adjusting the quoted price for premiums that we believe market participants would consider for Clearwire LLC, such as tax benefits and voting rights associated with our investments, were mostly offset by the effects of discounts to the fair value, such as those due to transfer restrictions, lack of liquidity, and differences in dividend rights that are included in the value of Clearwire Corporation stock. We classified our investment in Clearwire LLC as Level 2, as the unobservable inputs to the valuation methodology were not significant to the measurement of fair value. For further information about Clearwire LLC and Clearwire Corporation, see “Note 11: Non-Marketable Equity Investments.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded a $250 million impairment charge on our investment in Numonyx B.V. during 2008 to write down our investment to its fair value. Estimates for revenue, earnings, and future cash flows were revised lower due to a general decline in the NOR flash memory market segment in 2008. We measured the fair value of our investment in Numonyx using a combination of the income approach and the market approach. The income approach included the use of a weighted average of multiple discounted cash flow scenarios of Numonyx, which required the use of unobservable inputs, including assumptions of projected revenue, expenses, capital spending, and other costs, as well as a discount rate calculated based on the risk profile of the flash memory market segment comparable to our investment in Numonyx. The market approach included the use of financial metrics and ratios, such as multiples of revenue and earnings of comparable public companies. The impairment charge was included in gains (losses) on equity method investments, net on the consolidated statements of operations.

We also measured and recorded other non-marketable equity investments at fair value during 2009 and 2008 when we recognized other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We calculated these fair value measurements using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and differences in seniority and rights associated with the investees’ capital.

Additionally, certain of our property, plant and equipment were measured and recorded at fair value during 2009 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in other-than-temporary impairment charges. Most of these asset impairments related to manufacturing assets.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure our equity method investments, cost method investments, and cost method loans receivable at fair value quarterly; however, they are recorded at fair value only when an impairment charge is recognized. Our non-financial assets, such as intangible assets and property, plant and equipment, are measured at fair value when the carrying amount exceeds the undiscounted cash flows, and are recorded at fair value only when an impairment charge is recognized.

Financial instruments that are not recorded at fair value are measured at fair value quarterly for disclosure purposes. The carrying amounts and fair values of financial instruments not recorded at fair value as of December 26, 2009 and December 27, 2008 were as follows:

	2009		2008
	Carrying		Carrying
(In Millions)	Amount	Fair Value	Amount	Fair Value
Non-marketable equity investments	$3,411	$5,723	$4,053	$4,391
Loans receivable	$100	$100	$—	$—
Long-term debt	$2,083	$2,314	$1,065	$1,030

The carrying amount and fair value of loans receivable exclude $249 million of loans measured and recorded at fair value as of December 26, 2009. The carrying amount and fair value of long-term debt exclude $123 million of long-term debt measured and recorded at fair value as of December 26, 2009 ($122 million as of December 27, 2008). In addition, the carrying amount and fair value of the current portion of long-term debt are included in long-term debt in the table above.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our non-marketable equity investments include our investment in Numonyx. In February 2010, we signed a definitive agreement with Micron Technology, Inc. and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. The fair value of our investment in Numonyx was based on management’s assessment as of December 26, 2009, and therefore the value implied by the pending sale was not included in that assessment. For further information, see “Note 11: Non-Marketable Equity Investments.” As of December 26, 2009, we had non-marketable equity investments in an unrealized loss position of $30 million that had a fair value of $205 million (unrealized loss position of $100 million on non-marketable equity investments with a fair value of $270 million as of December 27, 2008).

The fair value of our loans receivable is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. The fair value of our long-term debt takes into consideration variables such as credit-rating changes and interest rate changes.

Note 6: Trading Assets

Trading assets outstanding as of December 26, 2009 and December 27, 2008 were as follows:

	2009		2008
	Net		Net
	Unrealized		Unrealized
(In Millions)	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
Marketable debt instruments	$47	$4,648	$(96)	$2,863
Equity securities offsetting deferred compensation	—	—	(41)	299

Total trading assets	$47	$4,648	$(137)	$3,162

During 2009, we sold our equity securities offsetting deferred compensation and entered into derivative instruments that seek to offset changes in liabilities related to these deferred compensation arrangements. These deferred compensation liabilities were $511 million as of December 26, 2009 ($332 million as of December 27, 2008) and are included in other accrued liabilities. See “Note 8: Derivative Financial Instruments” for further information on our equity market risk management programs. Net losses on equity securities offsetting deferred compensation arrangements still held at the reporting date were $209 million in 2008 (gains of $28 million in 2007).

Net gains on marketable debt instruments that we classified as trading assets held at the reporting date were $91 million in 2009 (losses of $132 million in 2008 and gains of $19 million in 2007). Net gains on the related derivatives were $18 million in 2009 (losses of $5 million in 2008 and $37 million in 2007).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Available-for-Sale Investments

Available-for-sale investments as of December 26, 2009 and December 27, 2008 were as follows:

	2009				2008
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized		Adjusted	Unrealized	Unrealized
(In Millions)	Cost	Gains	Losses[1]	Fair Value	Cost	Gains	Losses	Fair Value
Commercial paper	$5,444	$—	$—	$5,444	$3,244	$4	$—	$3,248
Corporate bonds	3,688	38	(14)	3,712	6,323	5	(139)	6,189
Government bonds[2]	2,205	11	(1)	2,215	546	2	—	548
Bank time deposits[3]	1,317	1	—	1,318	606	2	—	608
Marketable equity securities	387	386	—	773	393	2	(43)	352
Asset-backed securities	154	—	(18)	136	374	—	(43)	331
Money market fund deposits	65	—	—	65	419	—	—	419

Total available-for-sale investments	$13,260	$436	$(33)	$13,663	$11,905	$15	$(225)	$11,695

[1]	As of December 26, 2009, unrealized non-credit components of other-than-temporary impairments recognized on available-for-sale investments were insignificant.

[2]	Includes bonds issued or deemed to be guaranteed by non-U.S. governments, FDIC-insured corporate bonds, U.S. agency securities, and U.S. Treasury securities.

[3]	Bank time deposits were primarily issued by institutions outside the U.S. as of December 26, 2009 and December 27, 2008.

As of December 26, 2009, we had $33 million of gross unrealized losses on available-for-sale investments, which included $26 million of gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or more. The available-for-sale investments that were in an unrealized loss position as of December 27, 2008, aggregated by the length of time that individual securities had been in a continuous loss position, were as follows:

	2008
	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
(In Millions)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$(71)	$2,939	$(68)	$1,778	$(139)	$4,717
Marketable equity securities	(43)	322	—	—	(43)	322
Asset-backed securities	—	—	(43)	312	(43)	312

Total	$(114)	$3,261	$(111)	$2,090	$(225)	$5,351

As of December 26, 2009, a majority of our available-for-sale investments in an unrealized loss position were rated AA-/Aa3 or better. With the exception of a limited number of investments for which we have recognized other-than-temporary impairments, we have not seen significant liquidation delays, and for those that have matured we have received the full par value of our original debt investments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of available-for-sale debt investments as of December 26, 2009, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$8,617	$8,619
Due in 1–2 years	1,887	1,892
Due in 2–5 years	2,150	2,178
Instruments not due at a single maturity date[1]	219	201

Total	$12,873	$12,890

[1]	Includes asset-backed securities and money market fund deposits.

We sold available-for-sale investments, primarily marketable equity securities, for proceeds of $192 million in 2009 ($1.2 billion in 2008 and $1.7 billion in 2007, primarily marketable debt instruments). The gross realized gains on sales of available-for-sale investments totaled $43 million in 2009 ($38 million in 2008 and $138 million in 2007) and were primarily related to our sales of marketable equity securities. We recognized gains of $56 million on third-party merger transactions during 2009 (insignificant during 2008 and 2007).

Impairment charges recognized on available-for-sale investments were $9 million in 2009 ($354 million in 2008 and insignificant in 2007). The 2008 impairment charges were primarily related to a $176 million impairment charge on our investment in Clearwire Corporation and $97 million of impairment charges on our investment in Micron. Gross realized losses on sales were $64 million during 2009 (insignificant during 2008 and 2007) and were primarily related to asset-backed securities. We had previously recognized other-than-temporary impairments totaling $34 million during 2008 and 2009 on these investments that were sold.

Note 8: Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and to a lesser extent, equity market risk and commodity price risk. We currently do not hold derivative instruments for the purpose of managing credit risk since we limit the amount of credit exposure to any one counterparty and generally enter into derivative transactions with high-credit-quality counterparties. For further discussion, see “Note 9: Concentrations of Credit Risk.”

Currency Exchange Rate Risk

We are exposed to currency exchange rate risk on our non-U.S.-dollar-denominated investments in debt instruments and loans receivable, which are generally hedged with offsetting currency forward contracts, currency options, or currency interest rate swaps. Substantially all of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Japanese yen, the euro, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.

Our currency risk management programs include:

•	Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.
•	Currency derivatives without hedge accounting designation that utilize currency forward contracts, currency options, or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities and non-U.S.-dollar-denominated debt instruments classified as trading assets. The maturity of these instruments generally occurs within 12 months, except for derivatives associated with certain long-term equity-related investments and our loans receivable that generally mature within five years. Changes in the U.S.-dollar-equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the line item on the consolidated statements of operations most closely associated with the economic underlying, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on other equity investments, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Risk

Our primary objective for holding investments in debt instruments is to preserve principal while maximizing yields. We generally swap the returns on our investments in fixed-rate debt instruments with remaining maturities longer than six months into U.S.-dollar three-month LIBOR-based returns, unless management specifically approves otherwise.

Our interest rate risk management programs include:

•	Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of debt instruments. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.
•	Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets. Floating interest rates on the swaps are reset on a monthly, quarterly, or semiannual basis. Changes in fair value of the debt instruments classified as trading assets are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.

Equity Market Risk

Our marketable investments include marketable equity securities and equity derivative instruments. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activity. We may enter into transactions to reduce or eliminate the equity market risks for our investments in strategic equity derivative instruments, including warrants. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our equity market risk management program includes equity derivatives without hedge accounting designation that utilize equity derivatives, such as warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on other equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in interest and other, net.

As of December 27, 2008, we held equity securities, which were classified as trading assets, to generate returns that sought to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. During 2009, we sold these securities and began utilizing derivative instruments to offset the equity market risks of these deferred compensation arrangements. The gains and losses on the derivative instruments are intended to more closely offset changes in the liabilities related to the deferred compensation arrangements than our previous method of investing in equity securities.

Commodity Price Risk

We operate facilities that consume commodities, and have established forecasted transaction risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.

Our commodity price risk management program includes commodity derivatives with cash flow hedge accounting designation that utilize commodity swap contracts to hedge future cash flow exposures to the variability in commodity prices. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recorded at fair value) as of December 26, 2009 and December 27, 2008 were as follows:

(In Millions)	2009	2008
Currency forwards	$5,732	$4,331
Embedded debt derivative	3,600	1,600
Interest rate swaps	1,698	1,209
Currency interest rate swaps	1,577	612
Total return swaps	530	125
Currency options	375	—
Other	130	163

Total	$13,642	$8,040

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) as of December 26, 2009 and December 27, 2008 were as follows:

(In Millions)	2009	2008
Euro	$3,330	$1,819
Japanese yen	1,764	909
Israeli shekel	707	680
British pound sterling	563	366
Chinese yuan	434	491
Malaysian ringgit	310	326
Other	576	352

Total	$7,684	$4,943

We utilize a rolling hedge strategy for the majority of our currency forward contracts with cash flow hedge accounting designation that hedges exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of our currency forward contracts are single delivery that are settled at maturity involving one cash-payment exchange.

We use interest rate swaps and currency interest rate swaps to hedge interest rate and currency exchange rate risk components for our fixed-rate debt instruments with remaining maturities longer than six months and for debt instruments denominated in currencies other than the U.S. dollar. These swaps have multiple deliveries that are settled at various interest payment times involving cash payments at each interest and principal payment date, with the majority of the contracts having quarterly payments.

Credit-Risk-Related Contingent Features

An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment-grade credit rating from each of the major credit-rating agencies. As of December 26, 2009 and December 27, 2008, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of our derivative instruments as of December 26, 2009 and December 27, 2008 were as follows:

	2009				2008
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging instruments
Currency forwards	$81	$1	$20	$1	$83	$—	$122	$2
Other	1	—	4	—	1	—	4	—

Total derivatives designated as hedging instruments	$82	$1	$24	$1	$84	$—	$126	$2

Derivatives not designated as hedging instruments
Currency forwards	$40	$—	$11	$—	$38	$—	$38	$—
Interest rate swaps	—	—	81	—	—	—	62	—
Currency interest rate swaps	5	—	47	9	38	—	25	—
Embedded debt derivatives	—	—	—	39	—	—	—	36
Total return swaps	4	3	4	—	—	2	—	—
Other	5	28	10	—	1	10	10	—

Total derivatives not designated as hedging instruments	$54	$31	$153	$48	$77	$12	$135	$36

Total derivatives	$136	$32	$177	$49	$161	$12	$261	$38

Derivatives in Cash Flow Hedging Relationships

The before-tax effects of derivative instruments in cash flow hedging relationships for the years ended December 26, 2009 and December 27, 2008 were as follows:

	Gains (Losses)
	Recognized in					Gains (Losses) Recognized in Income
	OCI on Derivatives		Gains (Losses) Reclassified from Accumulated			on Derivatives (Ineffective Portion and
	(Effective Portion)		OCI into Income (Effective Portion)			Amount Excluded from Effectiveness Testing)[1]
(In Millions)	2009	2008	Location	2009	2008	Location	2009	2008
Currency forwards	$43	$26	Cost of sales	$(12)	$59	Interest and other, net	$1	$(11)
			R&D	(30)	39
			MG&A	(12)	6
Other	(12)	(6)	Cost of sales	(13)	(3)	Interest and other, net	1	—

Total	$31	$20		$(67)	$101		$2	$(11)

[1]	Gains (losses) related to the ineffective portion of the hedges were insignificant in 2009 and 2008.

We estimate that we will reclassify approximately $85 million (before taxes) of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the years ended December 26, 2009 and December 27, 2008 were as follows:

	Location of Gains (Losses)
(In Millions)	Recognized in Income on Derivatives	2009	2008
Currency forwards	Interest and other, net	$37	$82
Interest rate swaps	Interest and other, net	15	(27)
Currency interest rate swaps	Interest and other, net	(7)	47
Total return swaps	Interest and other, net	51	2
Other	Interest and other, net	2	(11)
Other	Gains (losses) on other equity investments, net	17	(7)

Total		$115	$86

Note 9: Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in debt instruments, derivative financial instruments, loans receivable, and trade receivables. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions.

We generally place investments with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better. Our investment policy requires substantially all investments with original maturities at the time of investment of up to six months to be rated at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Credit-rating criteria for derivative instruments are similar to those for other investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed our obligations with that counterparty. As of December 26, 2009, the total credit exposure to any single counterparty did not exceed $500 million. We obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when we deem it appropriate.

A substantial majority of our trade receivables are derived from sales to original equipment manufacturers (OEMs) and original design manufacturers. We also have accounts receivable derived from sales to industrial and retail distributors. Our two largest customers accounted for 38% of net revenue for 2009 and 2008, and 35% of net revenue for 2007. Additionally, these two largest customers accounted for 41% of our accounts receivable as of December 26, 2009 and December 27, 2008. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecasts, balance sheet analysis, and past collection experience.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Other Long-Term Assets

Other long-term assets as of December 26, 2009 and December 27, 2008 were as follows:

(In Millions)	2009	2008
Non-marketable equity method investments	$2,472	$3,032
Non-marketable cost method investments	939	1,021
Identified intangible assets	883	775
Non-current deferred tax assets[1]	278	511
Loans receivable	249	—
Other	519	480

Total other long-term assets	$5,340	$5,819

[1]	December 27, 2008 balance is as adjusted due to changes to the accounting for convertible debt instruments. See “Note 3: Accounting Changes.”

Note 11: Non-Marketable Equity Investments

Equity Method Investments

Equity method investments as of December 26, 2009 and December 27, 2008 were as follows:

	2009		2008
	Carrying	Ownership	Carrying	Ownership
(In Millions, Except Percentages)	Value	Percentage	Value	Percentage
IMFT/IMFS	$1,622	49%	$2,071	49%
Numonyx B.V.	453	45%	484	45%
Clearwire Communications, LLC	261	7%	238	8%
Other equity method investments	136		239

Total	$2,472		$3,032

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, which includes summary results of operations information for 2009, 2008, and 2007 and summary balance sheet information as of December 26, 2009 and December 27, 2008:

(In Millions)	2009	2008	2007
Operating results:
Net revenue	$3,307	$3,456	$1,484
Gross margin	$305	$444	$67
Operating income (loss)	$(1,216)	$(702)	$(490)
Net income (loss)	$(1,302)	$(932)	$(674)

	Dec. 26,	Dec. 27,
(In Millions)	2009	2008
Balance sheet:
Current assets	$3,835	$3,257
Non-current assets	$11,174	$7,322
Current liabilities	$1,048	$1,316
Non-current liabilities	$2,690	$2,469
Redeemable preferred stock	$16	$50
Non-controlling interests	$7	$10

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

These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated our investment balance as of December 26, 2009, which was $1.6 billion in IMFT/IMFS ($2.1 billion as of December 27, 2008). Our investment in these ventures is classified within other long-term assets. As of December 26, 2009, except for the amount due to IMFT/IMFS for product purchases and services, we did not incur any additional liabilities in connection with our interests in these joint ventures. In addition to the potential loss of our existing investment, our actual losses could be higher, as Intel and Micron are liable for other future operating costs and/or obligations of IMFT/IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

Our portion of IMFT costs, primarily related to product purchases and start-up costs, was $735 million during 2009 ($1.1 billion during 2008 and $790 million during 2007). The amount due to IMFT for product purchases and services provided was $75 million as of December 26, 2009 and $190 million as of December 27, 2008. During 2009, $419 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated statements of cash flows ($298 million during 2008).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Numonyx

In 2008, we divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx. For further discussion, see “Note 16: Divestitures.” Our initial ownership interest, comprising common stock and a note receivable, was recorded at $821 million. Our investment is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. During 2009, we recorded $31 million of equity method losses ($87 million in 2008) within gains (losses) on equity method investments, net. In 2008, we also recorded a $250 million impairment charge on our investment in Numonyx within gains (losses) on equity method investments, net. For further discussion, see “Note 5: Fair Value.”

As of December 26, 2009, our investment balance in Numonyx was $453 million and is classified within other long-term assets ($484 million as of December 27, 2008). The carrying amount of our investment in Numonyx as of December 26, 2009 was $274 million below our share of the book value of the net assets of Numonyx. Most of this difference has been assigned to specific Numonyx long-lived assets, and our proportionate share of Numonyx income or loss will be adjusted to recognize this difference over the estimated remaining useful lives of those long-lived assets.

Additional terms of our investment in Numonyx include:

•	We are leasing a facility in Israel to Numonyx for a period of up to 24 years under a fully paid, up-front operating lease. Upon completion of the divestiture, we recorded $82 million of deferred income representing the value of the prepaid operating lease. The deferred income will generally offset the related depreciation over the lease term.
•	We entered into supply and service agreements that involve the manufacture and the assembly and test of NOR flash memory products for Numonyx through 2008. The fair value of these agreements was $110 million and was recorded in other accrued liabilities upon completion of the transaction. This amount was recognized during 2008, primarily as a reduction of cost of sales. Subsequently, we agreed with Numonyx to continue certain supply and service agreements, and these agreements ended at the end of 2009.
•	We entered into a transition services agreement that involved providing certain services, such as information technology, supply chain, and finance support, to Numonyx. The reimbursement from Numonyx for these services offset the related cost of sales and operating expenses. Most of the services provided under the agreement ended during 2009.
•	Numonyx entered into an unsecured, four-year senior credit facility of up to $550 million, comprising a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics N.V. have each provided the lenders with a guarantee of 50% of the payment obligations of Numonyx under the senior credit facility. A demand on our guarantee can be triggered if Numonyx is unable to meet its obligations under the credit facility. Acceleration of the obligations of Numonyx under the credit facility could be triggered by a monetary default of Numonyx or, in certain circumstances, by events affecting the creditworthiness of STMicroelectronics or Intel. The maximum amount of future undiscounted payments that we could be required to make under the guarantee is $275 million plus accrued interest, expenses of the lenders, and penalties. As of December 26, 2009, the carrying amount of the liability associated with the guarantee was $79 million, unchanged from the amount initially recorded in 2008, and is included in other accrued liabilities.
•	Our note receivable is subordinated to the senior credit facility and the preferential payout of Francisco Partners L.P., and will be deemed extinguished in liquidation events that generate proceeds insufficient to repay the senior credit facility and Francisco Partners’ preferential payout.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to the end of 2009, in February 2010, we signed a definitive agreement with Micron and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. Under the terms of the agreement, Intel, STMicroelectronics, and Francisco Partners would sell their financial interest in Numonyx for 140 million shares of Micron common stock plus, under certain circumstances, up to an additional 10 million shares of Micron common stock.

Clearwire LLC

In 2008, we invested $1.0 billion in Clearwire LLC, a wholly owned subsidiary of Clearwire Corporation. In the fourth quarter of 2009, we invested an additional $50 million. Our investment in Clearwire LLC is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. During 2009, we recorded $27 million of equity method losses, which was net of a gain of $37 million as a result of a dilution of our ownership interest from the additional investment. Due to the one-quarter lag, we did not record equity method adjustments related to Clearwire LLC during 2008. During 2008, we recorded a $762 million impairment charge on our investment in Clearwire LLC to write down our investment to its fair value. The impairment charge was included in gains (losses) on equity method investments, net. For further discussion, see “Note 5: Fair Value.”

As of December 26, 2009, our investment balance in Clearwire LLC was $261 million and is classified within other long-term assets ($238 million as of December 27, 2008). As of December 26, 2009, the carrying value of our investment in Clearwire LLC was $323 million below our share of the book value of the net assets of Clearwire Corporation, and a substantial majority of this difference has been assigned to Clearwire Corporation spectrum assets, a majority of which have an indefinite life.

Cost Method Investments

The carrying value of our non-marketable cost method investments was $939 million as of December 26, 2009 and $1.0 billion as of December 27, 2008. In 2009, we recognized impairment charges on non-marketable cost method investments of $179 million within gains (losses) on other equity investments ($135 million in 2008 and $90 million in 2007).

Note 12: Gains (Losses) on Equity Method Investments, Net

Gains (losses) on equity method investments, net included:

(In Millions)	2009	2008	2007
Equity method losses, net	$(131)	$(316)	$(103)
Impairment charges	(42)	(1,077)	(28)
Other, net	26	13	134

Total gains (losses) on equity method investments, net	$(147)	$(1,380)	$3

Note 13: Gains (Losses) on Other Equity Investments, Net

Gains (losses) on other equity investments, net included:

(In Millions)	2009	2008	2007
Impairment charges	$(179)	$(455)	$(92)
Gains on sales, net	55	60	204
Other, net	101	19	42

Total gains (losses) on other equity investments, net	$(23)	$(376)	$154

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2009	2008	2007
Interest income	$168	$592	$804
Interest expense	(1)	(8)	(15)
Other, net	(4)	(96)	4

Total interest and other, net	$163	$488	$793

Note 15: Acquisitions

Consideration for acquisitions that qualify as business combinations includes the net cash paid and the fair value of any vested share-based awards assumed. During the third quarter of 2009, we completed two acquisitions qualifying as business combinations for total consideration of $885 million (net of $59 million cash acquired). Substantially all of this amount related to the acquisition of Wind River Systems, Inc., a vendor of software for embedded devices, completed by acquiring all issued and outstanding Wind River Systems common shares. The objective of the acquisition of Wind River Systems was to enable the introduction of products for the embedded and handheld market segments, resulting in benefits for our existing operations.

The combined consideration for acquisitions completed during 2009 was allocated as follows:

(In Millions)
Fair value of net tangible assets acquired	$47
Goodwill	489
Acquired developed technology	148
Other identified intangible assets	169
Share-based awards assumed	32

Total	$885

During 2008, we completed two acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $16 million, plus certain liabilities. We allocated all of this consideration to goodwill. During 2007, we completed one acquisition qualifying as a business combination in exchange for net cash consideration of $76 million, plus assumption of certain liabilities. We allocated a substantial majority of this consideration to goodwill. During 2008 and 2007, the acquired business and related goodwill were recorded within the “other operating segments” category for segment reporting purposes.

The completed acquisitions in 2009, 2008, and 2007 were not significant to our consolidated results of operations.

Note 16: Divestitures

During the first quarter of 2008, we completed the divestiture of a portion of the telecommunications-related assets of our optical platform division. Consideration for the divestiture was $85 million, including $75 million in cash and common shares of the acquiring company, with an estimated value of $10 million at the date of purchase. We entered into an agreement with the acquiring company to provide certain manufacturing and transition services for a limited time that has since been completed. During the first quarter of 2008, as a result of this divestiture, we recorded a net gain of $39 million within interest and other, net. During the second quarter of 2008, we completed the sale of the remaining portion of our optical platform division for common shares of the acquiring company with an estimated value of $27 million at the date of purchase. Overall, approximately 100 employees of our optical products business became employees of the acquiring company.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of 2008, we completed the divestiture of our NOR flash memory business. We exchanged certain NOR flash memory assets and certain assets associated with our phase change memory initiatives with Numonyx for a note receivable with a contractual amount of $144 million and a 45.1% ownership interest in the form of common stock, together valued at $821 million. We retain certain rights to intellectual property included within the divestiture. Approximately 2,500 employees of our NOR flash memory business became employees of Numonyx. STMicroelectronics contributed certain assets to Numonyx for a note receivable with a contractual amount of $156 million and a 48.6% ownership interest in the form of common stock. Francisco Partners paid $150 million in cash in exchange for the remaining 6.3% ownership interest in the form of preferred stock and a note receivable with a contractual amount of $20 million. In addition, they received a payout right that is preferential relative to the investments of Intel and STMicroelectronics. We did not incur a gain or loss upon completion of the transaction in the second quarter of 2008, as we had recorded asset impairment charges in quarters prior to deal closure. For further discussion, see “Note 19: Restructuring and Asset Impairment Charges.” Subsequent to the divestiture, in the third quarter of 2008 we recorded a $250 million impairment charge on our investment in Numonyx within gains (losses) on equity method investments. In February 2010, we signed a definitive agreement with Micron and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. For further information, see “Note 11: Non-Marketable Equity Investments.”

Note 17: Goodwill

At the end of 2009, we reorganized our business to better align our major product groups around the core competencies of Intel architecture and our manufacturing operations. See “Note 29: Operating Segment and Geographic Information” for further discussion. Due to this reorganization, goodwill was allocated from our prior operating segments to our new operating segments, as shown below under “Transfers.” The allocation was based on the fair value of each business group within its original operating segment relative to the fair value of that operating segment.

Goodwill activity for the years ended December 26, 2009 and December 27, 2008 was as follows:

					Other Intel
	Digital				Architecture	Other
	Enterprise	Mobility	PC Client	Data Center	Operating	Operating
(In Millions)	Group	Group	Group	Group	Segments	Segments	Total
Goodwill, net
December 29, 2007	$3,385	$248	$—	$—	$—	$283	$3,916
Additions due to
business combinations	9	—	—	—	—	9	18
Transfers	123	—	—	—	—	(123)	—
Other	(2)	—	—	—	—	—	(2)

December 27, 2008	$3,515	$248	$—	$—	$—	$169	$3,932
Additions due to
business combinations	192	142	—	—	—	155	489
Transfers	(3,707)	(390)	2,220	1,459	507	(89)	—

December 26, 2009	$—	$—	$2,220	$1,459	$507	$235	$4,421

During 2009, prior to our reorganization, we completed two acquisitions, including the acquisition of Wind River Systems (see “Note 15: Acquisitions” for further discussion). Goodwill recognized from the Wind River Systems acquisition was assigned to our Digital Enterprise Group, our Mobility Group, our Digital Home Group, and our Wind River Software Group based on the relative expected fair value provided by the acquisition. The assignment of goodwill to our Digital Enterprise Group, our Mobility Group, and our Digital Home Group was based on the proportionate benefits expected to be generated for each group resulting from enhanced market presence for existing businesses.

During 2008, we completed two acquisitions that resulted in goodwill of $18 million.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

After completing our annual impairment reviews during the fourth quarter of 2009, 2008, and 2007, we concluded that goodwill was not impaired in any year. As of December 26, 2009, accumulated impairment losses in total were $713 million: $355 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $79 million associated with other Intel architecture operating segments.

Note 18: Identified Intangible Assets

We classify identified intangible assets within other long-term assets on the consolidated balance sheets. Identified intangible assets consisted of the following as of December 26, 2009:

		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Intellectual property assets	$1,190	$(616)	$574
Acquisition-related developed technology	166	(34)	132
Other intangible assets	509	(332)	177

Total identified intangible assets	$1,865	$(982)	$883

During 2009, we acquired intellectual property assets for $99 million with a weighted average life of six years. During 2009, as a result of our acquisition of Wind River Systems, we recorded acquisition-related developed technology for $148 million with a weighted average life of four years, and additions to other intangible assets of $169 million with a weighted average life of seven years. The substantial majority of other intangible assets recorded were associated with customer relationships and the Wind River Systems trade name. The remaining amount of other intangible assets was related to acquired in-process research and development.

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

We recorded the amortization of identified intangible assets on the consolidated statements of operations as cost of sales, amortization of acquisition-related intangibles, or a reduction of revenue.

Amortization expenses for the three years ended December 26, 2009 were as follows:

(In Millions)	2009	2008	2007
Intellectual property assets	$149	$164	$159
Acquisition-related developed technology	$30	$5	$1
Other intangible assets	$129	$87	$92

Based on identified intangible assets recorded as of December 26, 2009, and assuming that the underlying assets will not be impaired in the future, we expect amortization expenses for each period to be as follows:

(In Millions)	2010	2011	2012	2013	2014
Intellectual property assets	$147	$95	$84	$67	$56
Acquisition-related developed technology	$54	$45	$24	$9	$—
Other intangible assets	$26	$21	$24	$23	$20

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Restructuring and Asset Impairment Charges

The following table summarizes restructuring and asset impairment charges by plan for the three years ended December 26, 2009:

(In Millions)	2009	2008	2007
2009 restructuring program	$215	$—	$—
2008 NAND plan	—	215	—
2006 efficiency program	16	495	516

Total restructuring and asset impairment charges	$231	$710	$516

2009 Restructuring Program

In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations. These plans included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. We do not expect significant future charges related to the 2009 plan. The following table summarizes charges for the 2009 restructuring plan during 2009:

(In Millions)	2009
Employee severance and benefit arrangements	$208
Asset impairments	7

Total restructuring and asset impairment charges	$215

The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring plan during 2009:

	Employee Severance	Asset
(In Millions)	and Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	223	7	230
Adjustments	(15)	—	(15)
Cash payments	(182)	—	(182)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of December 26, 2009	$26	$—	$26

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The remaining accrual as of December 26, 2009 was related to severance benefits that are recorded within accrued compensation and benefits.

The charges above include $208 million related to employee severance and benefit arrangements for 6,500 employees.

2008 NAND Plan

In the fourth quarter of 2008, management approved a plan with Micron to discontinue the supply of NAND flash memory from the 200mm facility within the IMFT manufacturing network. The agreement resulted in a $215 million restructuring charge, primarily related to the IMFT 200mm supply agreement. The restructuring charge resulted in a reduction of our investment in IMFT/IMFS of $184 million, a cash payment to Micron of $24 million, and other cash payments of $7 million. The 2008 NAND plan was completed at the end of 2008.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006 Efficiency Program

In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. The following table summarizes charges for the 2006 efficiency program for the three years ended December 26, 2009:

(In Millions)	2009	2008	2007
Employee severance and benefit arrangements	$8	$151	$289
Asset impairments	8	344	227

Total	$16	$495	$516

During 2006, as part of our assessment of our worldwide manufacturing capacity operations, we placed for sale our fabrication facility in Colorado Springs, Colorado. As a result of placing the facility for sale, in 2006 we recorded a $214 million impairment charge to write down to fair value the land, building, and equipment. We incurred $54 million in additional asset impairment charges as a result of market conditions related to the Colorado Springs facility during 2007 and additional charges in 2008. We sold the Colorado Springs facility in 2009.

In addition, during 2007 we recorded land and building write-downs related to certain facilities in Santa Clara, California. We also incurred $85 million in asset impairment charges related to assets that we sold in conjunction with the divestiture of our NOR flash memory business in 2007 and an additional $275 million in 2008. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture in 2007 and determined the impairment charges based on the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs, in 2008. For further information on this divestiture, see “Note 16: Divestitures.”

The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during 2008 and 2009:

	Employee
	Severance	Asset
(In Millions)	and Benefits	Impairments	Total
Accrued restructuring balance as of December 29, 2007	$127	$—	$127
Additional accruals	167	344	511
Adjustments	(16)	—	(16)
Cash payments	(221)	—	(221)
Non-cash settlements	—	(344)	(344)

Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	18	8	26
Adjustments	(10)	—	(10)
Cash payments	(65)	—	(65)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of December 26, 2009	$—	$—	$—

We recorded the additional accruals, net of adjustments, as restructuring and asset impairment charges. The 2006 efficiency plan is complete.

From the third quarter of 2006 through 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this program. These charges included a total of $686 million related to employee severance and benefit arrangements for 11,300 employees, and $896 million in asset impairment charges.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20: Borrowings

Short-Term Debt

Short-term debt included the current portion of long-term debt of $157 million and drafts payable of $15 million as of December 26, 2009 (drafts payable of $100 million and the current portion of long-term debt of $2 million as of December 27, 2008). We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2009 were $610 million. We did not have outstanding commercial paper as of December 26, 2009 and December 27, 2008. Maximum borrowings under our commercial paper program during 2008 were $1.3 billion. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 26, 2009.

Long-Term Debt

Our long-term debt as of December 26, 2009 and December 27, 2008 was as follows:

(In Millions)	2009	2008[1]
2009 junior subordinated convertible debentures due 2039 at 3.25%	$1,030	$—
2005 junior subordinated convertible debentures due 2035 at 2.95%	896	886
2005 Arizona bonds due 2035 at 4.375%	157	158
2007 Arizona bonds due 2037 at 5.3%	123	122
Other debt	—	21

	2,206	1,187
Less: current portion of long-term debt	(157)	(2)

Total long-term debt	$2,049	$1,185

[1]	As adjusted due to changes to the accounting for convertible debt instruments. See “Note 3: Accounting Changes.”

Convertible Debentures

In 2005, we issued $1.6 billion of junior subordinated convertible debentures (the 2005 debentures) due in 2035. In 2009, we issued $2.0 billion of junior subordinated convertible debentures (the 2009 debentures) due in 2039. Both the 2005 and 2009 debentures pay a fixed rate of interest semiannually. We capitalized all interest associated with these debentures during the periods presented.

	2005 Debentures	2009 Debentures

Coupon interest rate	2.95%	3.25%
Effective interest rate[1]	6.45%	7.20%
Maximum amount of contingent interest that will accrue per year[2]	0.40%	0.50%

[1]	The effective rate is based on the rate for a similar instrument that does not have a conversion feature.

[2]	Both the 2005 and 2009 debentures have a contingent interest component that will require us to pay interest based on certain thresholds and for certain events commencing on December 15, 2010 and August 1, 2019, for the 2005 and 2009 debentures, respectively, as outlined in the indentures governing the 2005 and 2009 debentures. The fair value of the related embedded derivative was $24 million and $15 million as of December 26, 2009 for the 2005 and 2009 debentures, respectively ($36 million as of December 27, 2008 for the 2005 debentures).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Both the 2005 and 2009 debentures are convertible, subject to certain conditions, into shares of our common stock. Holders can surrender the 2005 debentures for conversion at any time. Holders can surrender the 2009 debentures for conversion if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 trading-day period ending on the last trading day of the preceding fiscal quarter. We can settle any conversion or repurchase of the 2005 debentures in cash or stock at our option. However, we will settle any conversion or repurchase of the 2009 debentures in cash up to the face value, and any amount in excess of face value will be settled in cash or stock at our option. On or after December 15, 2012, we can redeem, for cash, all or part of the 2005 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. On or after August 5, 2019, we can redeem, for cash, all or part of the 2009 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. If certain events occur in the future, the indentures governing the 2005 and 2009 debentures provide that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. Both the 2005 and 2009 debentures are subordinated in right of payment to our existing and future senior debt and to the other liabilities of our subsidiaries. We have concluded that both the 2005 and 2009 debentures are not conventional convertible debt instruments and that the embedded stock conversion options qualify as derivatives. In addition, we have concluded that the embedded conversion options would be classified in stockholders’ equity if they were freestanding derivative instruments. As such, the embedded conversion options are not accounted for separately as derivatives.

	2005 Debentures		2009 Debentures
	Dec. 26,	Dec. 27,	Dec. 26,
(In Millions, Except Per Share Amounts)	2009	2008	2009

Outstanding principal	$1,600	$1,600	$2,000
Equity component carrying amount	$466	$466	$613
Unamortized discount[1]	$691	$701	$953
Net debt carrying amount	$896	$886	$1,030
Conversion rate (shares of common stock per $1,000 principal amount of debentures)[2]	32.12	31.72	44.09
Effective conversion price (per share of common stock)	$31.14	$31.53	$22.68

[1]	The remaining amortization periods for the 2005 and 2009 debentures are approximately 26 and 30 years, respectively, as of December 26, 2009.

[2]	The conversion rate adjusts for certain events outlined in the indentures governing the 2005 and 2009 debentures, such as quarterly dividend distributions in excess of $0.10 and $0.14 per share, for the 2005 and 2009 debentures, respectively, but does not adjust for accrued interest. In addition, the conversion rate will increase for a holder of either the 2005 or 2009 debentures who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel, as described in the indentures governing the 2005 and 2009 debentures.

Arizona Bonds

In 2005, we guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona, which constitutes an unsecured general obligation for Intel. The principal amount, excluding the premium, of the bonds issued in 2005 (2005 Arizona bonds) was $157 million. The bonds are due in 2035 and bear interest at a fixed rate of 4.375% until 2010. The 2005 Arizona bonds are subject to mandatory tender on November 30, 2010, at which time we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until their final maturity on December 1, 2035. As such, the 2005 Arizona bonds were classified as short-term debt as of December 26, 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2007, we guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona, which constitute an unsecured general obligation for Intel. The aggregate principal amount of the bonds issued in December 2007 (2007 Arizona bonds) is $125 million due in 2037, and the bonds bear interest at a fixed rate of 5.3%. The 2007 Arizona bonds are subject to mandatory tender, at our option, on any interest payment date beginning on or after December 1, 2012 until their final maturity on December 1, 2037. Upon such tender, we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until their final maturity. We also entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. At the beginning of the first quarter of 2008, we elected to account for the 2007 Arizona bonds at fair value. For further discussion, see “Note 5: Fair Value.”

As of December 26, 2009, our aggregate debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2010	$157
2011	—
2012	—
2013	—
2014	—
2015 and thereafter	3,725

Total	$3,882

Substantially all of the difference between the total aggregate debt maturities above and the total carrying amount of our debt is due to the equity component of our convertible debentures.

Note 21: Retirement Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans, which are funded by annual discretionary contributions by Intel, are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. Our Chief Executive Officer (CEO) determines the amounts to be contributed to the U.S. Profit Sharing Plan under delegation of authority from our Board of Directors, pursuant to the terms of the Profit Sharing Plan. As of December 26, 2009, 51% of our U.S. Profit Sharing Fund was invested in equities, and 49% was invested in fixed-income instruments. Most assets are managed by external investment managers.

For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of compensation in excess of certain tax limits. This plan is unfunded.

We expensed $260 million for the qualified and non-qualified U.S. profit sharing retirement plans in 2009 ($289 million in 2008 and $302 million in 2007). In the first quarter of 2010, we funded $265 million for the 2009 contribution to the qualified U.S. Profit Sharing Plan.

Pension and Postretirement Benefit Plans

U.S. Pension Benefits. We provide a tax-qualified defined-benefit pension plan for the benefit of eligible employees, former employees, and retirees in the U.S. The plan provides for a minimum pension benefit that is determined by a participant’s years of service and final average compensation (taking into account the participant’s social security wage base), reduced by the participant’s balance in the U.S. Profit Sharing Plan. If we do not continue to contribute to, or significantly reduce contributions to, the U.S. Profit Sharing Plan, the projected benefit obligation of the U.S. defined-benefit plan could increase significantly.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Benefit Obligation and Plan Assets

The changes in the benefit obligations and plan assets for the plans described above were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2009	2008	2009	2008	2009	2008
Change in projected benefit obligation:
Beginning benefit obligation	$542	$291	$691	$794	$173	$213
Service cost	12	14	47	64	12	12
Interest cost	35	16	37	42	11	12
Plan participants’ contributions	—	—	9	10	4	3
Actuarial (gain) loss	(10)	244	(74)	(157)	6	(60)
Currency exchange rate changes	—	—	4	13	—	—
Plan amendments	—	—	(19)	—	—	—
Plan curtailments[1]	—	—	(7)	(20)	—	—
Plan settlements[1]	—	—	(16)	(27)	—	—
Benefits paid to plan participants	(12)	(23)	(19)	(28)	(6)	(7)

Ending projected benefit obligation	$567	$542	$653	$691	$200	$173

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2009	2008	2009	2008	2009	2008
Change in plan assets:
Beginning fair value of plan assets	$303	$227	$457	$548	$1	$1
Actual return on plan assets	20	(6)	58	(132)	(1)	(1)
Employer contributions	100	105	54	80	4	5
Plan participants’ contributions	—	—	9	10	4	3
Currency exchange rate changes	—	—	3	22	—	—
Plan settlements[1]	—	—	(10)	(43)	—	—
Benefits paid to plan participants	(12)	(23)	(19)	(28)	(6)	(7)

Ending fair value of plan assets	$411	$303	$552	$457	$2	$1

[1]	2008 curtailments and settlements were primarily related to the divestiture of our NOR flash memory business for employees at our Israel and Philippines facilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized on the consolidated balance sheets as of December 26, 2009 and December 27, 2008:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2009	2008	2009	2008	2009	2008
Other long-term assets	$—	$—	$85	$39	$—	$—
Accrued compensation and benefits	—	—	(5)	(4)	(4)	(4)
Other long-term liabilities	(156)	(239)	(181)	(269)	(194)	(168)
Accumulated other comprehensive loss (income)	268	307	21	167	(42)	(49)

Net amount recognized	$112	$68	$(80)	$(67)	$(240)	$(221)

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of December 26, 2009 and December 27, 2008:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2009	2008	2009	2008	2009	2008
Net prior service cost	$—	$—	$16	$—	$(12)	$(16)
Net actuarial gain (loss)	(268)	(307)	(36)	(165)	54	65
Reclassification adjustment of transition obligation	—	—	(1)	(2)	—	—

Defined benefit plans, net	$(268)	$(307)	$(21)	$(167)	$42	$49

As of December 26, 2009, the accumulated benefit obligation was $270 million for the U.S. defined-benefit pension plan ($251 million as of December 27, 2008) and $511 million for the non-U.S. defined-benefit pension plans ($556 million as of December 27, 2008). Included in the aggregate data in the following tables are the amounts applicable to our pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

	U.S. Pension		Non-U.S. Pension
	Benefits		Benefits
(In Millions)	2009	2008	2009	2008

Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$198	$447
Plan assets	$—	$—	$68	$255
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$567	$542	$258	$531
Plan assets	$411	$303	$70	$258

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Medical Benefits
	2009	2008	2009	2008	2009	2008

Discount rate	6.1%	6.7%	5.7%	5.6%	6.3%	6.8%
Rate of compensation increase	5.1%	5.0%	3.6%	3.5%	n/a	n/a

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

				Non-U.S. Pension			Postretirement
	U.S. Pension Benefits			Benefits			Medical Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	6.7%	5.6%	5.5%	5.5%	5.2%	5.2%	6.8%	5.6%	5.5%
Expected long-term rate of return on plan assets	4.5%	5.1%	5.6%	6.7%	6.5%	6.2%	n/a	n/a	n/a
Rate of compensation increase	5.0%	5.0%	5.0%	3.4%	4.3%	4.5%	n/a	n/a	n/a

For the U.S. plans, we developed the discount rate by calculating the benefit payment streams by year to determine when benefit payments will be due. We then matched the benefit payment streams by year to the AA corporate bond rates to match the timing and amount of the expected benefit payments and discounted back to the measurement date to determine the appropriate discount rate. For the non-U.S. plans, we used two approaches to develop the discount rate. In certain countries, we used a model consisting of a theoretical bond portfolio for which the timing and amount of cash flows approximated the estimated benefit payments of our pension plans. In other countries, we analyzed current market long-term bond rates and matched the bond maturity with the average duration of the pension liabilities. The expected long-term rate of return on plan assets assumptions take into consideration both duration and risk of the investment portfolios, and are developed through consensus and building-block methodologies. The consensus methodology includes unadjusted estimates by the fund manager on future market expectations by broad asset classes and geography. The building-block approach determines the rates of return implied by historical risk premiums across asset classes. In addition, we analyzed rates of return relevant to the country where each plan is in effect and the investments applicable to the plan, expectations of future returns, local actuarial projections, and the projected long-term rates of return from external investment managers. The expected long-term rate of return on plan assets shown for the non-U.S. plan assets is weighted to reflect each country’s relative portion of the non-U.S. plan assets.

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

				Non-U.S. Pension			Postretirement
	U.S. Pension Benefits			Benefits			Medical Benefits
(In Millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$12	$14	$18	$47	$64	$70	$12	$12	$6
Interest cost	35	16	17	37	42	37	11	12	11
Expected return on plan assets	(13)	(11)	(10)	(31)	(39)	(29)	—	—	—
Amortization of prior service cost	—	—	(25)	(4)	—	1	4	4	4
Amortization of transition obligation	—	—	—	1	—	—	—	—	—
Recognized net actuarial loss (gain)	22	1	7	8	6	11	(4)	—	—
Recognized curtailment gains[1]	—	—	—	(6)	(4)	—	—	—	—
Recognized settlement losses[1]	—	—	—	6	17	—	—	—	—

Net periodic benefit cost	$56	$20	$7	$58	$86	$90	$23	$28	$21

[1]	2008 curtailments and settlements were primarily related to the divestiture of our NOR flash memory business for employees at our Israel and Philippines facilities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Plan Assets

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs that may be used to measure fair value of plan assets are as follows:

Level 1. Quoted prices in active markets for identical assets.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets.

U.S. Pension Plan Assets

In general, the investment strategy for U.S. pension plan assets is to maximize risk-adjusted returns, taking into consideration the investment horizon and expected volatility, to ensure that there are sufficient assets available to pay pension benefits as they come due. When deemed appropriate, we may invest a portion of the funds in futures contracts for the purpose of acting as a temporary substitute for an investment in a particular equity security. The fund does not engage in speculative futures transactions. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which are 80% to 90% for fixed-income debt instrument investments and 10% to 20% for domestic and international equity fund investments. The fixed-income debt instrument portion is invested largely in common collective trust funds that invest in one- to three-year U.S. government bonds and investment-grade credit, and to a lesser extent, in non-U.S., asset-backed, and non-investment-grade debt. The expected long-term rate of return for the U.S. pension plan assets is 4.5%.

U.S. pension plan assets measured at fair value on a recurring basis consisted of the following investment categories as of December 26, 2009:

	Fair Value Measured at
	Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Large Cap Stock Fund	$—	$25	$—	$25
U.S. Small Cap Stock Fund	—	7	—	7
International Stock Fund	—	31	—	31
Fixed income:
U.S. Treasuries[1]	—	182	—	182
U.S. corporate bonds	—	65	—	65
Global Bond Fund—Common Collective Trusts[2]	—	53	—	53
Global Bond Fund—Other[2]	15	33	—	48

Total U.S. pension plan assets at fair value	$15	$396	$—	$411

[1]	This category represents two common collective trust funds that seek to replicate the performance of the Barclays Capital 1–3 Year Treasury Bond Index and Barclays Capital 1–3 Year Agency Bond Index over the long term.

[2]	The fund’s target allocation is approximately 50% of assets in government and high-quality corporate bonds and asset-backed securities to mitigate risks related to deflation, 10% in global inflation-indexed bonds to provide protection from inflation, and another 10% in international government and corporate bonds. The residual 30% of the fund is allocated to other fixed-income investments, which may include exposures to the aforementioned sectors as well as emerging markets, high-yield investments, and mortgage-backed securities.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Plan Assets

The investments of the non-U.S. plans are managed by insurance companies, third-party trustees, or pension funds, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by us or local regulations. The investment manager evaluates performance by comparing the actual rate of return to the return on other similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. For the assets that we have discretion to set investment guidelines, the assets are invested in developed country equities and fixed-income debt instruments, either through index funds or direct investment. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 6.1%.

Non-U.S. plan assets measured at fair value on a recurring basis consisted of the following investment categories as of December 26, 2009:

	Fair Value Measured at
	Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities:
Global equities[1]	$149	$60	$—	$209
Real estate	—	7	14	21
Non-U.S. venture capital	—	—	2	2
Fixed income:
Non-U.S. government bonds	—	116	—	116
Investments held by insurance companies[2]	—	167	—	167
Insurance contracts[2]	—	—	25	25

Total assets measured at fair value	$149	$350	$41	$540

Cash				12

Total non-U.S. plan assets at fair value				$552

[1]	The majority of the assets in this category are invested in a diversified mix of equities of developed countries, including the U.S., and emerging markets throughout the world.

[2]	Investment assets managed by qualified insurance companies are invested as part of the insurance companies’ general fund. We do not have control over the target allocation or visibility of the investment strategies of these investments. Insurance contracts and investments held by insurance companies made up 35% of total non-U.S. plan assets as of December 26, 2009 (36% as of December 27, 2008).

The table below presents a reconciliation for the non-U.S. plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2009:

		Non-U.S.
		Venture	Insurance
(In Millions)	Real Estate	Capital	Contracts
Balance as of December 27, 2008	$16	$4	$23
Realized and unrealized return on plan assets	(4)	(2)	1
Purchases, sales, and settlements, net	2	—	1

Balance as of December 26, 2009	$14	$2	$25

The target allocation of the non-U.S. plan assets that we have control over is 65% equity securities and 35% fixed-income instruments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Risk

We manage a variety of risks, including market, credit, and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. We monitor exposure to such risks in both the U.S. and non-U.S. plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets, and counterparties. As of December 26, 2009, we did not have concentrations of risk in any single entity, manager, counterparty, sector, industry, or country.

Funding Expectations

Under applicable law for the U.S. Pension Plan, we are not required to make any contributions during 2010. Our expected funding for the non-U.S. plans during 2010 is approximately $55 million. We expect employer contributions to the postretirement medical benefits plan to be approximately $5 million during 2010.

Estimated Future Benefit Payments

We expect the benefits to be paid through 2019 from the U.S. and non-U.S. pension plans and other postretirement benefit plans to be on average approximately $75 million annually.

Note 22: Commitments

A portion of our capital equipment and certain facilities are under operating leases that expire at various dates through 2028. Additionally, portions of our land are under leases that expire at various dates through 2062. Rental expense was $120 million in 2009 ($141 million in 2008 and $154 million in 2007).

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 26, 2009 (in millions):

Year Payable
2010	$102
2011	83
2012	66
2013	40
2014	20
2015 and thereafter	38

Total	$349

Commitments for construction or purchase of property, plant and equipment totaled $1.8 billion as of December 26, 2009 ($2.9 billion as of December 27, 2008), substantially all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $900 million as of December 26, 2009 ($1.2 billion as of December 27, 2008). Other purchase obligations and commitments include payments due under various types of licenses, agreements to purchase raw materials or other goods, and payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies. In addition, we have various contractual commitments with Micron and IMFT/IMFS. For further information on these contractual commitments, see “Note 11: Non-Marketable Equity Investments.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23: Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.

In May 2009, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 134 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 428 million shares. The approval also extended the expiration date of the 2006 Plan to June 2012. The maximum number of shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) increased to 253 million shares. As of December 26, 2009, 226 million shares remained available for future grant under the 2006 Plan. We may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once they are assumed, we do not grant additional shares under these plans.

Also in May 2009, stockholders approved an employee stock option exchange program (Option Exchange) to give employees (not listed officers) the opportunity to exchange eligible stock options for a lesser number of new stock options that have approximately the same fair value as the options surrendered, as of the date of the exchange. The Option Exchange commenced on September 28, 2009 and expired on October 30, 2009. Eligible options included stock options granted under any Intel stock option or equity incentive plan between October 1, 2000 and September 28, 2008 that had an exercise price above $20.83, which was the 52-week closing-price high as of October 30, 2009. A total of 217 million eligible stock options were tendered and cancelled in exchange for 83 million new stock options granted. The new stock options have an exercise price of $19.04, which is equal to the market price of Intel common stock (defined as the average of the high and low trading prices) on October 30, 2009. The new stock options were issued under the 2006 Plan and are subject to its terms and conditions. The new stock options vest in equal annual increments over a four-year period from the date of grant and will expire seven years from the grant date. Using the Black-Scholes option pricing model, we determined that the fair value of the surrendered stock options on a grant-by-grant basis was approximately equal, as of the date of the exchange, to the fair value of the eligible stock options exchanged, resulting in insignificant incremental share-based compensation.

In 2009, we began issuing restricted stock units with both a market condition and a service condition (market-based restricted stock units), which were referred to in our 2009 Proxy Statement as outperformance stock units, to a small group of senior officers and non-employee directors. The number of shares of Intel common stock to be received at vesting will range from 33% to 200% of the target amount, based on total stockholder return (TSR) on Intel common stock measured against the benchmark TSR of a peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of December 26, 2009, there were 2 million market-based restricted stock units outstanding. These market-based restricted stock units accrue dividend equivalents and vest three years and one month from the grant date.

In connection with our completed acquisition of Wind River Systems, we assumed their equity incentive plans and issued replacement awards in the third quarter of 2009. The stock options and restricted stock units issued generally retain the terms and conditions of the respective plans under which they were originally granted. We will not grant additional shares under these plans.

Equity awards granted to employees in 2009 under our equity incentive plans generally vest over 4 years from the date of grant, and options expire 7 years from the date of grant with the exception of market-based restricted stock units and replacement awards related to acquisitions. Equity awards granted to key officers, senior-level employees, and key employees in 2009 may have delayed vesting beginning 3 to 5 years from the date of grant, and options expire 7 to 10 years from the date of grant.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Under the 2006 Stock Purchase Plan, we made 240 million shares of common stock available for issuance through August 2011. As of December 26, 2009, 157 million shares were available for issuance under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

Share-based compensation recognized in 2009 was $889 million ($851 million in 2008 and $952 million in 2007).

We adjust share-based compensation on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in 2007, 2008, and 2009 was not significant.

The total share-based compensation cost capitalized as part of inventory as of December 26, 2009 was $33 million ($46 million as of December 27, 2008 and $41 million as of December 29, 2007). During 2009, the tax benefit that we realized for the tax deduction from option exercises and other awards totaled $119 million ($147 million in 2008 and $265 million in 2007).

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

	2009	2008	2007
Estimated values	$14.63	$19.94	$21.13
Risk-free interest rate	0.9%	2.1%	4.7%
Dividend yield	3.5%	2.6%	2.0%
Volatility	46%	n/a	n/a

We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire common stock granted under our stock purchase plan. We based the weighted average estimated values of employee stock option grants (excluding stock option grants in connection with the Option Exchange) and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values, on estimates at the date of grant, as follows:

	Stock Options			Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Estimated values	$4.72	$5.74	$5.79	$4.14	$5.32	$5.18
Expected life (in years)	4.9	5.0	5.0	.5	.5	.5
Risk-free interest rate	1.8%	3.0%	4.5%	0.4%	2.1%	5.2%
Volatility	46%	37%	26%	44%	35%	28%
Dividend yield	3.6%	2.7%	2.0%	3.6%	2.5%	2.0%

We base the expected volatility on implied volatility, because we have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We use the simplified method of calculating expected life, due to significant differences in the vesting terms and contractual life of current option grants compared to our historical grants.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Awards

Information with respect to outstanding restricted stock unit activity is as follows:

		Weighted
		Average
	Number of	Grant-Date	Aggregate
(In Millions, Except Per Share Amounts)	Shares	Fair Value	Fair Value[1]
December 30, 2006	27.4	$18.71
Granted	32.8	$21.13
Vested[2]	(5.9)	$18.60	$131
Forfeited	(3.2)	$19.38

December 29, 2007	51.1	$20.24
Granted	32.9	$19.94
Vested[2]	(12.1)	$19.75	$270
Forfeited	(4.6)	$20.12

December 27, 2008	67.3	$20.18
Granted	60.0	$14.63
Assumed in acquisition	1.6	$17.52
Vested[2]	(20.1)	$20.24	$320
Forfeited	(3.4)	$18.19

December 26, 2009	105.4	$17.03

Expected to vest as of December 26, 2009[3]	96.2	$17.10

[1]	Represents the value of Intel common stock on the date that the restricted stock units vest. On the grant date, the fair value for these vested awards was $407 million in 2009 ($239 million in 2008 and $111 million in 2007).

[2]	The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the statutory tax withholding requirements.

[3]	Restricted stock units that are expected to vest are net of estimated future forfeitures.

As of December 26, 2009, there was $1.2 billion in unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.4 years.

Stock Option Awards

Options outstanding that have vested and are expected to vest as of December 26, 2009 are as follows:

			Weighted Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Contractual Term	Intrinsic Value[1]
	(In Millions)	Exercise Price	(In Years)	(In Millions)
Vested	297.7	$28.44	2.4	$166
Expected to vest[2]	140.8	$18.57	6.2	280

Total	438.5	$25.27	3.6	$446

[1]	Amounts represent the difference between the exercise price and $20.33, the closing price of Intel common stock on December 24, 2009, as reported on The NASDAQ Global Select Market*, for all in-the-money options outstanding.

[2]	Options outstanding that are expected to vest are net of estimated future option forfeitures.

Options with a fair value of $288 million completed vesting during 2009 ($459 million during 2008 and $1.4 billion during 2007). As of December 26, 2009, there was $282 million in unrecognized compensation costs related to stock options granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.3 years.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information with respect to stock option activity is as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
(In Millions, Except Per Share Amounts)	Shares	Price	Value[1]
December 30, 2006	839.5	$26.98
Grants	24.6	$22.63
Exercises	(132.8)	$19.78	$552
Cancellations and forfeitures	(65.4)	$31.97

December 29, 2007	665.9	$27.76
Grants	24.9	$20.81
Exercises	(33.6)	$19.42	$101
Cancellations and forfeitures	(42.8)	$31.14
Expirations	(2.4)	$22.84

December 27, 2008	612.0	$27.70
Grants[2]	118.5	$18.01
Assumed in acquisition	9.0	$15.42
Exercises	(3.6)	$15.90	$13
Cancellations and forfeitures	(29.6)	$28.16
Exchanged	(217.4)	$26.75
Expirations	(37.6)	$31.92

December 26, 2009	451.3	$25.08

Options exercisable at:
December 29, 2007	528.2	$29.04
December 27, 2008	517.0	$28.78
December 26, 2009	297.7	$28.44

[1]	Amounts represent the difference between the exercise price and the value of Intel common stock at the time of exercise.

[2]	Includes new stock options granted in connection with the Option Exchange.

The following table summarizes information about options outstanding as of December 26, 2009:

	Outstanding Options			Exercisable Options
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	(In Millions)	(In Years)	Price	(In Millions)	Price
$0.30–$15.00	6.6	5.0	$12.83	4.5	$12.83
$15.01–$20.00	199.2	5.3	$18.20	70.3	$18.47
$20.01–$25.00	164.6	2.8	$21.93	143.0	$21.99
$25.01–$30.00	25.0	2.9	$27.22	24.5	$27.23
$30.01–$72.88	55.9	0.5	$59.32	55.4	$59.57

Total	451.3	3.7	$25.08	297.7	$28.44

These options will expire if they are not exercised by specific dates through January 2019. Option exercise prices for options exercised during the three-year period ended December 26, 2009 ranged from $0.05 to $27.27.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Purchase Plan

Approximately 80% of our employees were participating in our stock purchase plan as of December 26, 2009. Employees purchased 30.9 million shares in 2009 for $344 million under the 2006 Stock Purchase Plan (25.9 million shares for $453 million in 2008 and 26.1 million shares for $428 million in 2007). As of December 26, 2009, there was $9 million in unrecognized compensation costs related to rights to acquire common stock under our stock purchase plan. We expect to recognize those costs over a weighted average period of one month.

Note 24: Common Stock Repurchases

Common Stock Repurchase Program

We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of December 26, 2009, $5.7 billion remained available for repurchase under the existing repurchase authorization. During 2009, we utilized the majority of the proceeds from the issuance of the 2009 debentures to repurchase 88.2 million shares of common stock at a cost of $1.7 billion (for further information on the issuance of the 2009 debentures, see “Note 20: Borrowings”). We repurchased 324 million shares at a cost of $7.1 billion during 2008 and 111 million shares at a cost of $2.75 billion during 2007. We have repurchased and retired 3.4 billion shares at a cost of $69 billion since the program began in 1990. Our repurchases in 2009 and a portion of our purchases in 2008 and 2007 were executed in privately negotiated transactions.

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During 2009, we withheld 5.8 million shares (3.5 million shares during 2008 and 1.7 million shares during 2007) to satisfy $92 million ($78 million during 2008 and $38 million during 2007) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Note 25: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

(In Millions, Except Per Share Amounts)	2009	2008	2007
Net income available to common stockholders[1]	$4,369	$5,292	$6,976

Weighted average common shares outstanding—basic	5,557	5,663	5,816
Dilutive effect of employee equity incentive plans	37	34	69
Dilutive effect of convertible debt	51	51	51

Weighted average common shares outstanding—diluted	5,645	5,748	5,936

Basic earnings per common share	$0.79	$0.93	$1.20

Diluted earnings per common share	$0.77	$0.92	$1.18

[1]	Net income available to participating securities was insignificant in 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We computed our basic earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding during the period. We computed diluted earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for the 2005 debentures. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares are determined by applying the treasury stock method for these debentures. For further discussion on the specific conversion features of our 2005 and 2009 debentures, see “Note 20: Borrowings.”

For 2009, we excluded 486 million outstanding weighted average stock options (484 million in 2008 and 417 million in 2007) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. We also excluded our 2009 debentures from the calculation of diluted earnings per common share because the conversion option of these debentures was anti-dilutive. In the future, we could have potentially dilutive shares if the average market price is above the conversion price.

Note 26: Comprehensive Income

The components of total comprehensive income were as follows:

(In Millions)	2009	2008	2007
Net income	$4,369	$5,292	$6,976
Other comprehensive income (loss)	786	(654)	318

Total comprehensive income	$5,155	$4,638	$7,294

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of other comprehensive income (loss) and related tax effects were as follows:

	2009			2008			2007
(In Millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Change in unrealized holding gain (loss) on investments	$578	$(210)	$368	$(764)	$279	$(485)	$420	$(155)	$265
Less: adjustment for (gain) loss on investments included in net income	50	(18)	32	34	(12)	22	(85)	31	(54)
Change in deferred tax asset valuation allowance[1]	—	146	146	—	—	—	—	—	—
Change in unrealized holding gain (loss) on derivatives	75	(4)	71	(23)	8	(15)	80	(21)	59
Less: adjustment for amortization of (gain) loss on derivatives included in net income	22	(1)	21	(58)	21	(37)	(55)	16	(39)
Change in prior service costs	20	(7)	13	5	(2)	3	4	(1)	3
Change in actuarial loss	157	(23)	134	(220)	78	(142)	106	(22)	84
Change in transition obligation	1	—	1	—	—	—	—	—	—

Total other comprehensive income (loss)	$903	$(117)	$786	$(1,026)	$372	$(654)	$470	$(152)	$318

[1]	Amount is related to the reversal of a portion of our deferred tax asset valuation allowance attributed to changes in unrealized holding gains on our available-for-sale investments. The amount will be relieved as these investments are sold or mature.

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

(In Millions)	2009	2008
Accumulated net unrealized holding gain (loss) on available-for-sale investments[1]	$261	$(139)
Accumulated net change in deferred tax asset valuation allowance	146	—
Accumulated net unrealized holding gain on derivatives	140	48
Accumulated net prior service costs	3	(10)
Accumulated net actuarial losses	(156)	(290)
Accumulated transition obligation	(1)	(2)

Total accumulated other comprehensive income (loss)	$393	$(393)

[1]	As of December 26, 2009, accumulated unrealized non-credit-related other-than-temporary impairment losses on available-for-sale debt instruments were insignificant.

The estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2010 are $2 million, $21 million, and zero, respectively.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 27: Taxes

Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2009	2008	2007
Income before taxes:
U.S.	$3,229	$6,117	$6,520
Non-U.S.	2,475	1,569	2,646

Total income before taxes	$5,704	$7,686	$9,166

Provision for taxes:
Current:
Federal	$604	$2,781	$1,865
State	(2)	(38)	111
Non-U.S.	336	345	445

Total current provision for taxes	$938	$3,088	$2,421

Deferred:
Federal	355	(668)	(140)
Other	42	(26)	(91)

Total deferred provision for taxes	$397	$(694)	$(231)

Total provision for taxes	$1,335	$2,394	$2,190

Effective tax rate	23.4%	31.1%	23.9%

The 2009 deferred provision for income taxes includes $46 million of charges due to a change in assessment of the realizability of deferred tax assets of non-U.S. subsidiaries recognized prior to 2009.

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes (effective tax rate) was as follows:

(In Percentages)	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Non-U.S. income taxed at different rates	(12.4)	(4.2)	(4.7)
European Commission fine	8.9	—	—
Settlements, effective settlements, and related remeasurements	(6.4)	(1.3)	(5.3)
Research and development tax credits	(2.0)	(1.4)	(1.3)
Domestic manufacturing deduction benefit	(1.5)	(1.7)	(1.1)
Deferred tax asset valuation allowance — unrealized losses	0.2	3.4	—
Other	1.6	1.3	1.3

Effective tax rate	23.4%	31.1%	23.9%

During 2009, net income tax deficiencies attributable to equity-based compensation transactions that were allocated to stockholders’ equity totaled $41 million (net benefits of $8 million in 2008 and $123 million in 2007).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at year-ends were as follows:

(In Millions)	2009	2008[1]
Deferred tax assets
Accrued compensation and other benefits	$568	$529
Deferred income	228	160
Share-based compensation	774	669
Inventory	340	602
Unrealized losses on investments and derivatives	407	762
State credits and net operating losses	187	138
Investment in foreign subsidiaries	129	50
Capital losses	150	—
Other, net	386	337

Gross deferred tax assets	3,169	3,247
Valuation allowance	(329)	(358)

Total deferred tax assets	$2,840	$2,889

Deferred tax liabilities
Property, plant and equipment	$(817)	$(507)
Convertible debt	(708)	(332)
Licenses and intangibles	(129)	(54)
Other, net	(247)	(141)

Total deferred tax liabilities	$(1,901)	$(1,034)

Net deferred tax assets	$939	$1,855

Reported as:
Current deferred tax assets	$1,216	$1,390
Non-current deferred tax assets[2]	278	511
Non-current deferred tax liabilities	(555)	(46)

Net deferred tax assets	$939	$1,855

[1]	As adjusted due to changes to the accounting for convertible debt instruments. See “Note 3: Accounting Changes.”

[2]	Included within other long-term assets on the consolidated balance sheets.

The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance as of December 26, 2009 included allowances related to unrealized state credit carry forwards of $135 million, investment asset impairments of $118 million, and depreciation expense and other matters related to our non-U.S. subsidiaries of $76 million.

As of December 26, 2009, we had not recognized U.S. deferred income taxes on a cumulative total of $10.1 billion of undistributed earnings for certain non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to reinvest those earnings in operations outside the U.S.

Effective at the beginning of 2007, we adopted standards that changed the accounting for uncertain tax positions. As a result of the implementation of these standards, we reduced the liability for net unrecognized tax benefits by $181 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $181 million.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term income taxes payable include uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In Millions)
Beginning balance as of December 31, 2006 (date of adoption)	$1,896
Settlements and effective settlements with tax authorities and related remeasurements	(1,243)
Increases in balances related to tax positions taken during prior periods	106
Decreases in balances related to tax positions taken during prior periods	(26)
Increases in balances related to tax positions taken during current period	61

December 29, 2007	$794
Settlements and effective settlements with tax authorities and related remeasurements	(154)
Increases in balances related to tax positions taken during prior periods	72
Decreases in balances related to tax positions taken during prior periods	(84)
Increases in balances related to tax positions taken during current period	116

December 27, 2008	$744
Settlements and effective settlements with tax authorities and related remeasurements	(526)
Increases in balances related to tax positions taken during prior periods	28
Decreases in balances related to tax positions taken during prior periods	(58)
Increases in balances related to tax positions taken during current period	32

December 26, 2009	$220

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

Also during 2007, we effectively settled with the IRS several other matters related to the audit for the 2003 and 2004 tax years, despite the fact that the IRS audit for those years remains open. The result of effectively settling those positions and the process of re-evaluating, based on all available information and certain required remeasurements, was a reduction of $389 million in the balance of our gross unrecognized tax benefits, $155 million of which resulted in a tax benefit in 2007.

During 2008, we reached a settlement with the IRS and certain state tax authorities related to prior years. The result of the settlements and related remeasurements was a reduction of $154 million in the balance of our gross unrecognized tax benefits, $103 million of which resulted in a tax benefit in 2008.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2009, we settled and effectively settled matters with the IRS and certain state tax authorities related to tax positions taken during prior periods. The result of the settlements, effective settlements, and resulting remeasurements was a reduction of $526 million in the balance of our gross unrecognized tax benefits, $366 million of which resulted in a tax benefit in 2009.

If the remaining balance of $220 million of unrecognized tax benefits as of December 26, 2009 ($744 million as of December 27, 2008) were realized in a future period, it would result in a tax benefit of $101 million and a reduction of the effective tax rate ($590 million as of December 27, 2008).

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. In 2009, we recognized a net benefit of $62 million, primarily due to the reversal of accrued interest and penalties related to settled and effectively settled matters described above ($6 million of expense in 2008 and a net benefit of $142 million in 2007). As of December 26, 2009, we had $55 million of accrued interest and penalties related to unrecognized tax benefits ($153 million as of December 27, 2008).

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

We had state tax credits of $219 million as of December 26, 2009 that will expire between 2010 and 2020. We file U.S. federal, U.S. state, and non-U.S. tax returns. For U.S. state and non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to 1996. For U.S. federal tax returns, we are no longer subject to tax examination for years prior to 2003.

Note 28: Contingencies

Legal Proceedings

We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial money damages, and in matters for which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies such as compulsory licensing of intellectual property. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial position, and overall trends. Except as may be otherwise indicated, the outcomes in these matters are not reasonably estimable.

A number of proceedings, described below, generally challenge certain of our competitive practices, contending generally that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers. We believe that we compete lawfully and that our marketing practices benefit our customers and our stockholders, and we will continue to vigorously defend ourselves. While we have settled some of these matters, the distractions caused by challenges to our business practices from the remaining matters are undesirable, and the legal and other costs associated with defending our position have been and continue to be significant. We assume that these challenges could continue for a number of years and may require the investment of substantial additional management time and substantial financial resources to explain and defend our position.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advanced Micro Devices, Inc. (AMD) and AMD International Sales & Service, Ltd. v. Intel Corporation and Intel Kabushiki Kaisha, and Related Consumer Class Actions and Government Investigations

In June 2005, AMD filed a complaint in the United States District Court for the District of Delaware alleging that we and our Japanese subsidiary engaged in various actions in violation of the Sherman Act and the California Business and Professions Code, including, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near-exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. AMD’s complaint sought unspecified treble damages, punitive damages, an injunction requiring Intel to cease any conduct found to be unlawful, and attorneys’ fees and costs. AMD’s Japanese subsidiary also filed suits in the Tokyo High Court and the Tokyo District Court against our Japanese subsidiary, asserting violations of Japan’s Antimonopoly Law and alleging damages in each suit of approximately $55 million, plus various other costs and fees.

On November 12, 2009, Intel Corporation and AMD announced a comprehensive agreement to end all outstanding legal disputes between the companies, including antitrust litigation and patent cross-license disputes. Under terms of the agreement, AMD and Intel obtained patent rights from a new five-year cross-license agreement, Intel and AMD gave up any claims of breach from the previous license agreement, and Intel paid AMD $1.25 billion. We recorded the related charge within marketing, general and administrative on the consolidated statements of operations. Intel also agreed to abide by a set of business practice provisions. As a result, AMD dropped all pending litigation, including the case in the U.S. District Court in Delaware and two cases pending in Japan. AMD also withdrew all of its regulatory complaints worldwide.

In addition, at least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat AMD’s allegations and assert various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for Intel’s failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The putative class in the coordinated actions has moved for class certification, which we are in the process of opposing. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the court in the California actions has agreed to delay ruling on this motion until after the Delaware Federal Court rules on the similar motion in the coordinated actions. We dispute the class-action claims, and intend to defend the lawsuits vigorously.

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

On May 13, 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required Intel customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine on us in the amount of €1.06 billion ($1.447 billion as of May 13, 2009), which we paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. We recorded the related charge within marketing, general and administrative on the consolidated statements of operations. We strongly disagree with the EC’s decision, and we have appealed the decision to the General Court (formerly the Court of First Instance). The EC announced that it would actively monitor Intel’s compliance with its decision. We have taken steps, which are subject to the EC’s ongoing review, to comply with that decision pending appeal.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served us an Examination Report alleging that sales to two customers during parts of 2002–2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March 2008, we submitted a further response. In April 2008, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co., Ltd. and TriGem Computer Inc. In November 2008, the KFTC issued a final written decision concluding that Intel’s discounts had violated Korean antitrust law and imposing a fine on Intel of approximately $20 million, which Intel paid in January 2009. In December 2008, Intel appealed this decision by filing a lawsuit in the Seoul High Court seeking to overturn the KFTC’s decision. The KFTC through its attorneys filed its answer to Intel’s complaint in March 2009. Thereafter Intel and the KFTC will provide arguments to the court in sequential briefs.

In November 2009, the State of New York filed a lawsuit against Intel in the U.S. District Court for the District of Delaware. The lawsuit alleges that Intel violated federal antitrust laws; the New York Donnelly Act, which prohibits contracts or agreements to monopolize; and the New York Executive Law, which proscribes underlying violations of federal and state antitrust laws. The lawsuit alleges that Intel has engaged in a systematic worldwide campaign of illegal, exclusionary conduct to maintain its monopoly power and prices in the market for x86 microprocessors through the use of various alleged actions, including exclusive or near-exclusive agreements from large computer makers in exchange for “loyalty payments” and “bribes,” and other alleged threats and retaliation. The plaintiff claims that Intel’s alleged actions harmed consumers, competition, and innovation. The lawsuit seeks a declaration that Intel’s alleged actions have violated the federal and New York antitrust laws and the New York Executive Law, an injunction to prevent further alleged unlawful acts, unspecified damages in an amount to be proven at trial, trebled as provided for by law, restitution, disgorgement, $1 million for each violation of the Donnelly Act proven by the plaintiff, and attorneys’ fees and costs. In January 2010, Intel filed its answer. Intel disagrees with the plaintiff’s allegations and claims, and intends to conduct a vigorous defense of the lawsuit.

In December 2009, the New York Attorney General’s staff served a subpoena on Intel. That subpoena calls for production of documents and information related to various aspects of Intel’s notebook computer business, including products that offer graphics capabilities and/or potentially compete with graphic processing units (GPUs). It also calls for production of all documents concerning Intel’s notebook computer business that Intel previously produced to other U.S. and foreign antitrust agencies in connection with their antitrust investigations of Intel.

In June 2008, the U.S. Federal Trade Commission (FTC) announced a formal investigation into our sales practices. In June 2009, the FTC staff asked for additional information and testimony by some Intel witnesses. During the months that followed, the FTC staff broadened its inquiry and gave Intel only limited opportunities to address staff concerns. Settlement discussions were unsuccessful. In December 2009, three FTC commissioners voted to issue an administrative complaint alleging that Intel had violated Section 5 of the FTC Act by engaging in unfair methods of competition and unfair acts or practices in markets for CPUs and GPUs. This administrative proceeding will lead to a hearing before Chief Administrative Law Judge Chappell that is set to begin in September 2010. Any initial decision rendered by Judge Chappell can be appealed to the Commissioners by both the FTC staff supporting the complaint and by Intel. If the FTC ultimately issues a decision adverse to Intel, that decision can be appealed to a Federal Circuit of Intel’s choosing. Intel disagrees with the FTC’s allegations and claims, and intends to conduct a vigorous defense.

Intel/AMD Cross-License Agreement

Intel and AMD entered into a patent cross-license in January 2001. Under that license, Intel granted AMD a limited license to certain Intel patents, subject to the terms of that agreement. In October 2008, AMD announced its intention to form a joint venture called The Foundry Company (later renamed GlobalFoundries Inc.) with two investment entities of the Emirate of Abu Dhabi. In March 2009, AMD announced that it had closed this transaction. AMD has claimed that GlobalFoundries is entitled to a license to Intel patents under the 2001 Intel/AMD cross-license. Intel disagreed with that claim and also claimed that AMD had breached the Intel/AMD 2001 cross-license. In November 2009, Intel and AMD resolved these disputes as part of a comprehensive settlement and entered into a new five-year cross-license agreement.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Antitrust Derivative Litigation and Related Matters

In February 2008, Martin Smilow, an Intel stockholder, filed a putative derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleges generally that the Board allowed the company to violate antitrust and other laws, as described in AMD’s antitrust lawsuits against us, and that those Board-sanctioned activities have harmed the company. The complaint repeats many of AMD’s allegations and references various investigations by the EC, the KFTC, and others. In February 2008, a second plaintiff, Evan Tobias, filed a derivative suit in the same court against the Board containing many of the same allegations as in the Smilow suit. On July 30, 2008, the District Court entered an order directing Smilow and Tobias to file a single, consolidated complaint by August 7, 2008 and directing us to respond within 30 days thereafter. An amended consolidated complaint was filed on August 7, 2008. In June 2009, the Court granted the defendants’ motion to dismiss the plaintiffs’ consolidated complaint, with prejudice.

In June 2008, a third plaintiff, Christine Del Gaizo, filed a derivative suit in the Santa Clara County Superior Court against the Board, a former director of the Board, and six of our officers, containing many of the same allegations as in the Smilow and Tobias suits. In August 2008, the parties in the California derivative suit entered into a stipulation to stay the action pending further order of the court, and the court entered an order to that effect in September 2008.

In November 2009, a fourth plaintiff, Charles Gilman, filed a stockholder derivative suit in the United States District Court for the District of Delaware against Intel’s current Board members as well as three former Board members. Gilman’s complaint makes many of the same allegations raised in the earlier suits, additionally cites a number of excerpts from the EC’s ruling, and points to the settlement of the AMD litigation as supposed evidence of damage to Intel.

In December 2009, a fifth plaintiff, Louisiana Municipal Police Employee Retirement System (LMPERS), filed a stockholder derivative suit in the United States District Court for the District of Delaware against Intel’s current Board members as well as three former Board members. LMPERS’s complaint makes many of the same allegations raised in the earlier suits, and additionally incorporates by reference the allegations made in the lawsuit filed against Intel by the New York Attorney General. In January 2010, Delaware District Court Judge Farnan signed a stipulated order consolidating the Gilman and LMPERS actions under the name In re Intel Corp. Derivative Litigation. Gilman and LMPERS filed a consolidated complaint in February 2010. We deny the allegations in all of these derivative suits and intend to defend the lawsuits vigorously.

Intel stockholders Martin Smilow and the Rosenfeld Family Foundation filed an action in Delaware Chancery Court in November 2009 to enforce an inspection demand that they had previously made pursuant to section 220 of the Delaware General Corporation Law. Intel denies the allegations and intends to defend the lawsuit vigorously.

Intel Corporation v. Commonwealth Scientific and Industrial Research Organisation (CSIRO)

In May 2005, Intel filed a lawsuit in the United States District Court for the Northern District of California against CSIRO, an Australian research institute. CSIRO had sent letters to Intel customers claiming that products compliant with the IEEE 802.11a and 802.11g standards infringe CSIRO’s U.S. Patent No. 5,487,069 (the ’069 patent). Intel’s lawsuit sought a declaration that the CSIRO patent is invalid and that no Intel product infringes it. Dell Inc. was a co-declaratory judgment plaintiff with Intel; Microsoft Corporation, Netgear Inc., and Hewlett-Packard Company filed a similar, separate lawsuit against CSIRO. In its amended answer, CSIRO claimed that various Intel products compliant with the IEEE 802.11a, 802.11g, and/or draft 802.11n standards infringe the ’069 patent. In 2009, we entered into a settlement agreement with CSIRO pursuant to which, among other things, we made payments to CSIRO in exchange for a license to certain patents. The settlement agreement did not significantly impact our results of operations or cash flows.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lehman Matter

In November 2009, representatives of Lehman Brothers Holdings Inc. advised Intel informally that the Lehman bankruptcy estate was considering a claim against Intel arising from a 2008 forward-share purchase contract. The transaction at issue was between Intel and Lehman Brothers OTC Derivatives Inc. (together with its affiliate Lehman Brothers Holdings Inc., “Lehman”), which entered into a $1.0 billion forward-purchase agreement to purchase shares of Intel common stock. Under the terms of the agreement, Intel provided a $1.0 billion pre-payment to Lehman, in exchange for which Lehman was required to purchase $1.0 billion in shares of Intel common stock, calculated at a volume weighted average price from August 26, 2008 to September 26, 2008. Intel received an equivalent $1.0 billion of cash collateral from Lehman. Lehman was obligated to deliver approximately 50 million shares of Intel common stock to Intel on September 29, 2008. Lehman failed to deliver any shares of Intel common stock, and Intel foreclosed on the $1.0 billion collateral. No specific information has been provided by Lehman regarding the nature or scope of the potential claims, other than the assertion that Lehman contends that it suffered damages in a range between $130 million and $380 million. In February 2010, Lehman served a subpoena on Intel in connection with this transaction, but Lehman has not initiated any action against Intel to date. We believe that Intel acted appropriately under its agreement with Lehman, in light of Lehman’s bankruptcy filing, and we intend to defend any claim to the contrary.

Saxon Innovations, LLC v. Intel Corporation

In August 2008, Saxon Innovations, LLC filed an action for patent infringement against six personal computer OEMs (Apple Inc., Gateway, Inc., Acer Inc., Hewlett-Packard Company, Dell Inc., and ASUSTeK Computer Inc.) in the U.S. District Court for the Eastern District of Texas. The asserted patents are U.S. Patent No. 5,592,555, entitled “Wireless Communications Privacy Method and System”; U.S. Patent No. 5,502,689, entitled “Clock Generator Capable of Shut-Down Mode and Clock Generation Method”; U.S. Patent No. 5,530,597, entitled “Apparatus and Method for Disabling Interrupt Masks in Processors or the Like”; U.S. Patent No. 5,247,621, entitled “System and Method for Processor Bus Use”; and U.S. Patent No. 5,235,635, entitled “Keypad Monitor with Keypad Activity-Based Activation.” The complaint sought unspecified damages and a permanent injunction. In September 2008, Intel filed an unopposed motion to intervene in the case. In response, Saxon Innovations filed a counterclaim against Intel, accusing Intel of infringing the patents listed above, and asserting two additional patents against Intel: U.S. Patent No. 5,422,832, entitled “Variable Thermal Sensor,” and U.S. Patent No. 5,829,031, entitled “Microprocessor Configured to Detect a Group of Instructions and to Perform a Specific Function upon Detection.” In January 2010, we entered into a settlement agreement with Saxon Innovations pursuant to which, among other things, we made a payment to Saxon Innovations in exchange for a license to certain patents. The settlement agreement did not significantly impact our results of operations or cash flows.

Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell, and LightLogic, Inc.

Intel acquired LightLogic, Inc. in May 2001. Frank Shum has sued Intel, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by Intel as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted Intel’s motion for summary judgment on Shum’s remaining claims. In August 2007, the United States Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted Intel’s motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied Intel’s motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pre-trial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to Intel, the jury agreed with Shum on some of those claims. But the jury was unable to reach a verdict on the breach of contract, fraud, or unjust enrichment claims. In April 2009, the court granted defendants’ motions for judgment as a matter of law. Shum has appealed that ruling to the United States Court of Appeals for the Federal Circuit.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Wisconsin Alumni Research Foundation v. Intel Corporation

In February 2008, the Wisconsin Alumni Research Foundation filed an action for patent infringement against Intel in the U.S. District Court for the Western District of Wisconsin. The complaint generally alleged that Intel infringed U.S. Patent No. 5,781,752 by making, using, offering for sale, importing, and/or selling certain of Intel’s microprocessors, including the Intel® Coretm2 Duo processor family with Smart Memory Access and any other microprocessor using the same or a similar memory disambiguation technique. In 2009, we entered into a settlement agreement pursuant to which, among other things, we made a payment to the Wisconsin Alumni Research Foundation in exchange for a license to certain patents. The settlement agreement did not significantly impact our results of operations or cash flows.

Note 29: Operating Segment and Geographic Information

At the end of 2009, we reorganized our business to better align our major product groups around the core competencies of Intel architecture and our manufacturing operations. After the reorganization, we have nine operating segments, including PC Client Group, Data Center Group, Embedded and Communications Group, Digital Home Group, Ultra-Mobility Group, NAND Solutions Group, Wind River Software Group, Software and Services Group, and Digital Health Group. All prior-period amounts have been adjusted retrospectively to reflect the new organizational structure.

The Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

Our PC Client Group and our Data Center Group are reportable operating segments. We also aggregate and disclose the financial results of the following non-reportable operating segments, whose product lines are based on Intel architecture: Embedded and Communications Group, Digital Home Group, and Ultra-Mobility Group. These non-reportable operating segments are aggregated, as they have similar economic characteristics and their operations are similar in nature. These aggregated operating segments do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have chosen to disclose the aggregation of these non-reportable operating segments into the “other Intel architecture operating segments” category. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•	PC Client Group. Includes microprocessors and related chipsets and motherboards designed for the desktop (including high-end enthusiast PCs), notebook, and netbook market segments; and wireless connectivity products.
•	Data Center Group. Includes microprocessors and related chipsets and motherboards designed for the server, workstation, and storage computing market segments; and wired network connectivity products.
•	Other Intel architecture operating segments. Includes microprocessors and related chipsets for embedded applications and products designed for the ultra-mobile market segment, which includes various handheld devices; and products for the consumer electronics market segments.

Our NAND Solutions Group, Wind River Software Group, Software and Services Group, and Digital Health Group operating segments do not meet the quantitative thresholds to qualify as reportable segments and are included within the “other operating segments” category.

Revenue within the “corporate” category is primarily related to divested businesses for which discrete operating results are not reviewed by our CODM to assess performance and allocate resources. This includes revenue related to our NOR flash memory and cellular and handheld businesses, as well as revenue and expenses related to supply and service agreements that were entered into as part of these divestitures (see “Note 16: Divestitures”).

We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2009, we incurred charges of $1.447 billion (€1.06 billion) as a result of the fine from the EC and $1.25 billion as a result of our legal settlement with AMD. For further information, see “Note 28: Contingencies.” These charges were included in the “corporate” category, which also includes expenses and charges such as:

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

Net revenue and operating income (loss) for the three years ended December 26, 2009 were as follows:

(In Millions)	2009	2008	2007
Net revenue
PC Client Group
Microprocessor revenue	$19,914	$21,516	$21,053
Chipset, motherboard, and other revenue	6,261	6,450	6,077

	26,175	27,966	27,130
Data Center Group
Microprocessor revenue	5,301	5,126	4,796
Chipset, motherboard, and other revenue	1,149	1,464	1,659

	6,450	6,590	6,455
Other Intel architecture operating segments	1,402	1,763	1,908
Other operating segments	970	579	447
Corporate	130	688	2,394

Total net revenue	$35,127	$37,586	$38,334

Operating income (loss)
PC Client Group	$7,585	$9,419	$8,535
Data Center Group	2,299	2,135	2,105
Other Intel architecture operating segments	(179)	(63)	47
Other operating segments	(284)	(1,042)	(864)
Corporate	(3,710)	(1,495)	(1,607)

Total operating income	$5,711	$8,954	$8,216

In 2009, one customer accounted for 21% of our net revenue (20% in 2008 and 17% in 2007), while another customer accounted for 17% of our net revenue (18% in 2008 and 2007). The majority of the revenue from these customers was from the sale of microprocessors, chipsets, and other components by the PC Client Group and the Data Center Group operating segments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic revenue information for the three years ended December 26, 2009 is based on the location of the customer. Revenue from unaffiliated customers was as follows:

(In Millions)	2009	2008	2007
Asia-Pacific (geographic region/country)
Taiwan	$10,574	$9,868	$8,606
China (including Hong Kong)	5,835	4,974	5,295
Other Asia-Pacific	2,933	4,202	5,531

	19,342	19,044	19,432
Americas (geographic region/country)
United States	5,280	5,462	6,015
Other Americas	1,838	1,981	1,700

	7,118	7,443	7,715
Europe	5,278	7,116	7,262
Japan	3,389	3,983	3,925

Total net revenue	$35,127	$37,586	$38,334

Revenue from unaffiliated customers outside the U.S. totaled $29,847 million in 2009 ($32,124 million in 2008 and $32,319 million in 2007).

Net property, plant and equipment by country was as follows:

(In Millions)	2009	2008[1]	2007[1]
United States	$11,644	$11,254	$10,667
Israel	2,567	2,965	2,473
Ireland	1,092	1,536	2,076
Other countries	1,922	1,819	1,722

Total property, plant and equipment, net	$17,225	$17,574	$16,938

[1]	As adjusted due to changes to the accounting for convertible debt instruments. See “Note 3: Accounting Changes.”

Net property, plant and equipment outside the U.S. totaled $5,581 million in 2009 ($6,320 million in 2008 and $6,271 million in 2007).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 26, 2009 and December 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 27 to the consolidated financial statements, Intel Corporation changed its method of accounting for convertible debt instruments with cash settlement features during 2009, its method of accounting for sabbatical leave as of December 31, 2006, and its method of accounting for uncertain tax positions as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intel Corporation’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 22, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Intel Corporation

We have audited Intel Corporation’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Intel Corporation and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 22, 2010

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2009 for Quarter Ended
(In Millions, Except Per Share Amounts)	December 26		September 26	June 27	March 28
Net revenue	$10,569		$9,389	$8,024	$7,145
Gross margin	$6,840		$5,404	$4,079	$3,238
Net income (loss)	$2,282	[1]	$1,856	$(398)[2]	$629
Basic earnings (loss) per common share	$0.41	[1]	$0.34	$(0.07)[2]	$0.11
Diluted earnings (loss) per common share	$0.40	[1]	$0.33	$(0.07)[2]	$0.11
Dividends per common share
Declared	$—		$0.28	$—	$0.28
Paid	$0.14		$0.14	$0.14	$0.14
Market price range common stock[3]
High	$20.83		$20.32	$16.66	$15.82
Low	$18.50		$15.94	$14.72	$12.08

2008 for Quarter Ended
(In Millions, Except Per Share Amounts)	December 27		September 27	June 28	March 29
Net revenue	$8,226		$10,217	$9,470	$9,673
Gross margin	$4,369		$6,019	$5,249	$5,207
Net income	$234	[4]	$2,014	$1,601	$1,443
Basic earnings per common share	$0.04	[4]	$0.36	$0.28	$0.25
Diluted earnings per common share	$0.04	[4]	$0.35	$0.28	$0.25
Dividends per common share
Declared	$—		$0.28	$—	$0.2675
Paid	$0.14		$0.14	$0.14	$0.1275
Market price range common stock[3]
High	$18.73		$24.52	$25.00	$26.66
Low	$12.23		$18.50	$20.69	$18.63

[1]	During the fourth quarter of 2009, we recorded a charge of $1.25 billion as a result of a settlement agreement with AMD. For further information, see “Note 28: Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-K.

[2]	During the second quarter of 2009, we recorded a charge of $1.447 billion (€1.06 billion) as a result of the fine imposed by the EC. For further information, see “Note 28: Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-K.

[3]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market and is quoted in the Wall Street Journal and other newspapers. All stock prices are closing prices per The NASDAQ Global Select Market.

[4]	During the fourth quarter of 2008, we recorded a total of $938 million in impairment charges related to our Clearwire investments. $762 million was related to our investment in Clearwire LLC and $176 million was related to our investment in Clearwire Corporation. For further information, see “Note 11: Non-Marketable Equity Investments” and “Note 7: Available-for-Sale Investments,” respectively, in the Notes to Consolidated Financial Statements of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 26, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in their attestation report, which is included at the end of Part II, Item 8 of this Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2010 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2010 Proxy Statement is incorporated by reference in this section.

The Intel Code of Conduct is our code of ethics document applicable to all employees, including all officers, and including our independent directors, who are not employees of the company, with regard to their Intel-related activities. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; reporting Code violations; and maintaining accountability for adherence to the Code.

The full text of our Code is published on our Investor Relations web site at www.intc.com. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing in our 2010 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2010 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

Information as of December 26, 2009 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

(C)
Number of Shares
			(B)	Remaining Available
	(A)		Weighted	for Future Issuance
	Number of Shares to		Average	Under Equity
	Be Issued Upon		Exercise Price	Incentive Plans
	Exercise of		of	(Excluding Shares
	Outstanding Options		Outstanding	Reflected in
Plan Category	and Rights		Options[1]	Column A)
Equity incentive plans approved by stockholders	376	..6[2]	$20.68	381	..0[3]
Equity incentive plans not approved by stockholders[4]	181.6		$31.63	—

Total	558	.2[5]	$25.09	381.0

[1]	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

[2]	Includes 102.5 million shares issuable upon vesting of restricted stock units granted under the 2006 Equity Incentive Plan, including a maximum of 3.8 million market-based restricted stock units that could be awarded at the end of the requisite period. Also includes 4.8 million shares issuable upon vesting of restricted stock units granted under the 2004 Equity Incentive Plan.

[3]	Maximum of 253 million shares that can be awarded as restricted stock or restricted stock units under the 2006 Equity Incentive Plan. Amount also includes 157.1 million shares available under our 2006 Stock Purchase Plan.

[4]	Consists of shares available upon exercise of options granted under our 1997 Stock Option Plan, which was not required to be approved by stockholders. The 1997 Stock Option Plan was terminated as to future grants in May 2004.

[5]	Total excludes 350,000 shares issuable under outstanding options, with a weighted average exercise price of $11.33, originally granted under plans that we assumed in connection with acquisitions.

The 1997 Stock Option Plan (1997 Plan) provided for the granting of stock options to employees other than officers and directors. The 1997 Plan, which was not approved by stockholders, was terminated as to future grants when the 2004 Equity Incentive Plan was approved by stockholders in May 2004. The 1997 Plan is administered by the Compensation Committee, which has the power to determine matters related to outstanding option awards under the 1997 Plan, including conditions of vesting and exercisability. Options granted under the 1997 Plan expire no later than ten years from the grant date. Options granted before 2003 under the 1997 Plan generally vest in five years, and options granted under the 1997 Plan in 2003 and 2004 generally vest in increments over four or five years from the date of grant. Grants to key employees may have delayed vesting, generally beginning six years from the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2010 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2010 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Intel, Intel logo, Intel Inside, Intel Atom, Celeron, Intel Centrino, Intel Core, Intel vPro, Intel Xeon, Itanium, Moblin, and Pentium are trademarks of Intel Corporation in the U.S. and other countries.

*	Other names and brands may be claimed as the property of others.

INTEL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 26, 2009, December 27, 2008, and December 29, 2007
(In Millions)

		Additions
	Balance at	Charged	Net
	Beginning of	(Credited)	(Deductions)	Balance at
	Year	to Expenses	Recoveries	End of Year
Allowance for doubtful receivables[1]
2009	$17	$3	$(1)	$19
2008	$27	$(4)	$(6)	$17
2007	$32	$(6)	$1	$27
Valuation allowance for deferred tax assets
2009	$358	$91	$(120)	$329
2008	$133	$267	$(42)	$358
2007	$87	$46	$—	$133

[1]	Deductions represent uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

3.1		Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/06

3.2		Intel Corporation Bylaws, as amended on November 12, 2008	8-K	000-06217	3.1	11/13/08

4	.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Citibank N.A., dated as of December 16, 2005 (the “Convertible Note Indenture”)	10-K	000-06217	4.2	2/27/06

4	.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Citibank, N.A. (the “Open-Ended Indenture”)	S-3ASR	333-132865	4.4	3/30/06

4	.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/08

4	.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/08

4	.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	8-K	000-06217	4.1	7/27/09

10	.1**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/98

10.2		Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/03

10	.3**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/04

10	.4**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/04

10	.5**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/04

10	.6**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/04

10	.7**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/04

10	.8**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/04

10	.9**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/05

10	.10**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/06

10	.11**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/06

10	.12**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.2	5/8/06

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.13**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-06217	10.4	5/8/06

10	.14**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/06

10	.15**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.9	5/8/06

10	.16**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.11	5/8/06

10	.17**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/06

10	.18**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/06

10	.19**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions	10-Q	000-06217	10.5	5/2/08

10	.20**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/06

10	.21**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/06

10	.22**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/06

10	.23**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.1	7/6/06

10	.24**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.2	7/6/06

10	.25**	Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 to U.S. employees under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.7	7/6/06

10	.26**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006)	8-K	000-06217	10.8	7/6/06

10	.27**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Restricted Stock Units Granted to Paul S. Otellini on April 17, 2008 under the Intel Corporation 2006 Equity Incentive Plan (under the ELTSOP RSU Program)	8-K	000-06217	99.1	4/17/08

10	.28**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.14	7/6/06

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.29**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.15	7/6/06

10	.30**	Form of Stock Option Agreement with Continued Post-Retirement Exercisability	10-Q	000-06217	10.3	5/2/08

10	.31**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.19	7/6/06

10	.32**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program)	8-K	000-06217	10.20	7/6/06

10	.33**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions and the Addition of the Ability to Change the Grant Agreement as Laws Change	10-Q	000-06217	10.6	5/2/08

10	.34**	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after May 17, 2006)	8-K	000-06217	10.2	7/14/06

10	.35**	Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini on January 18, 2007 under the Intel Corporation 2006 Equity Incentive Plan	10-K	000-06217	10.42	2/26/07

10	.36**	Intel Corporation 2006 Equity Incentive Plan As Amended and Restated effective May 16, 2007	8-K	000-06217	10.1	5/16/07

10	.37**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/07

10	.38**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/99

10	.39**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective January 1, 2006	S-8	333-141905	99.1	4/5/07

10	.40**	First Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007	10-K	000-06217	10.37	2/20/08

10	.41**	Second Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007	10-K	000-06217	10.38	2/20/08

10	.42**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/05

10	.43**	Listed Officer Compensation	10-Q	000-06217	10.1	5/3/07

10	.44**	Intel Corporation 2006 Stock Purchase Plan, effective May 17, 2006	S-8	333-135178	99.1	6/21/06

10	.45**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/09

10	.46**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/14/06

10	.47**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/07

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

10	.48**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after January 22, 2010 under the Intel Corporation Equity Incentive Plan (standard OSU program)					X

10	.49**	Intel Corporation Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after January 22, 2010 under the standard OSU program)					X

10	.50**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to A. Douglas Melamed on January 22, 2010 under the Intel Corporation 2006 Equity Incentive Plan (standard option program)					X

10.51		Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/09

12.1		Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

21.1		Intel Corporation Subsidiaries					X

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2		Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1		Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	.INS	XBRL Instance Document					X

101	.SCH	XBRL Taxonomy Extension Schema Document					X

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
Registrant

By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, and
Principal Accounting Officer
February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charlene Barshefsky Charlene Barshefsky Director February 22, 2010	/s/ David S. Pottruck David S. Pottruck Director February 22, 2010

/s/ Susan L. Decker Susan L. Decker Director February 22, 2010	/s/ Jane E. Shaw Jane E. Shaw Chairman of the Board and Director February 22, 2010

/s/ John J. Donahoe John J. Donahoe Director February 22, 2010	/s/ Stacy J. Smith Stacy J. Smith Senior Vice President, Chief Financial Officer, and Principal Accounting Officer February 22, 2010

/s/ Reed E. Hundt Reed E. Hundt Director February 22, 2010	/s/ John L. Thornton John L. Thornton Director February 22, 2010

/s/ Paul S. Otellini Paul S. Otellini President, Chief Executive Officer, Director, and Principal Executive Officer February 22, 2010	/s/ Frank D. Yeary Frank D. Yeary Director February 22, 2010

/s/ James D. Plummer James D. Plummer Director February 22, 2010	/s/ David B. Yoffie David B. Yoffie Director February 22, 2010