Form 10-Q
period 2010-03-27
INTEL CORP
filed 2010-05-03
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 23, 2010
Common stock, $0.001 par value	5,564 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 27,	March 28,
(In Millions, Except Per Share Amounts)	2010	2009

Net revenue	$10,299	$7,145
Cost of sales	3,770	3,907

Gross margin	6,529	3,238

Research and development	1,564	1,317
Marketing, general and administrative	1,514	1,198
Restructuring and asset impairment charges	—	74
Amortization of acquisition-related intangibles	3	2

Operating expenses	3,081	2,591

Operating income	3,448	647
Gains (losses) on equity method investments, net	(39)	(72)
Gains (losses) on other equity investments, net	8	(41)
Interest and other, net	29	95

Income before taxes	3,446	629

Provision for taxes	1,004	—

Net income	$2,442	$629

Basic earnings per common share	$0.44	$0.11

Diluted earnings per common share	$0.43	$0.11

Cash dividends declared per common share	$0.315	$0.28

Weighted average common shares outstanding:
Basic	5,529	5,573

Diluted	5,681	5,634

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 27,	Dec. 26,
(In Millions)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$4,988	$3,987
Short-term investments	5,927	5,285
Trading assets	5,427	4,648
Accounts receivable, net	2,192	2,273
Inventories	2,986	2,935
Deferred tax assets	1,423	1,216
Other current assets	781	813

Total current assets	23,724	21,157

Property, plant and equipment, net of accumulated depreciation of $30,935 ($30,597 as of December 26, 2009)	17,028	17,225
Marketable equity securities	926	773
Other long-term investments	4,326	4,179
Goodwill	4,452	4,421
Other long-term assets	5,317	5,340

Total assets	$55,773	$53,095

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$330	$172
Accounts payable	1,912	1,883
Accrued compensation and benefits	1,377	2,448
Accrued advertising	843	773
Deferred income on shipments to distributors	653	593
Income taxes payable	916	86
Other accrued liabilities	2,881	1,636

Total current liabilities	8,912	7,591

Long-term income taxes payable	174	193
Long-term debt	2,052	2,049
Long-term deferred tax liabilities	707	555
Other long-term liabilities	1,028	1,003
Contingencies (Note 21)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,537 shares issued and outstanding (5,523 as of December 26, 2009)	15,466	14,993
Accumulated other comprehensive income (loss)	414	393
Retained earnings	27,020	26,318

Total stockholders’ equity	42,900	41,704

Total liabilities and stockholders’ equity	$55,773	$53,095

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009

Cash and cash equivalents, beginning of period	$3,987	$3,350

Cash flows provided by (used for) operating activities:
Net income	2,442	629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,080	1,208
Share-based compensation	248	213
Restructuring, asset impairment, and net loss on retirement of assets	33	96
Excess tax benefit from share-based payment arrangements	(2)	—
Amortization of intangibles	61	62
(Gains) losses on equity method investments, net	39	72
(Gains) losses on other equity investments, net	(8)	41
Deferred taxes	(6)	50
Changes in assets and liabilities:
Trading assets	—	13
Accounts receivable	88	(374)
Inventories	(51)	686
Accounts payable	29	(721)
Accrued compensation and benefits	(1,095)	(921)
Income taxes payable and receivable	916	(230)
Other assets and liabilities	305	(446)

Total adjustments	1,637	(251)

Net cash provided by operating activities	4,079	378

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(928)	(1,509)
Acquisitions, net of cash acquired	(37)	—
Purchases of available-for-sale investments	(3,235)	(601)
Maturities and sales of available-for-sale investments	2,615	2,078
Purchases of trading assets	(2,397)	(304)
Maturities and sales of trading assets	1,554	651
Loans receivable	(249)	—
Investments in non-marketable equity investments	(69)	(41)
Return of equity method investments	70	118
Other investing activities	4	17

Net cash provided by (used for) investing activities	(2,672)	409

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	158	(69)
Proceeds from government grants	79	—
Excess tax benefit from share-based payment arrangements	2	—
Proceeds from sales of shares through employee equity incentive plans	228	247
Repurchase and retirement of common stock	(3)	—
Payment of dividends to stockholders	(870)	(779)

Net cash used for financing activities	(406)	(601)

Net increase (decrease) in cash and cash equivalents	1,001	186

Cash and cash equivalents, end of period	$4,988	$3,536

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$—	$3
Income taxes, net of refunds	$127	$184
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
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult, and subjective judgments include:
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
Note 2: Accounting Changes
In the first quarter of 2010, we adopted new standards that changed the accounting for transfers of financial assets. These new standards eliminate the concept of a qualifying special-purpose entity; remove the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; change the standards for de-recognizing financial assets; and require enhanced disclosure. The adoption of these new standards did not impact our consolidated statements of operations or balance sheets.
In the first quarter of 2010, we adopted new standards for determining whether to consolidate a variable interest entity. These new standards eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. The adoption of these new standards did not impact our consolidated statements of operations or balance sheets.
Note 3: Recent Accounting Standards
In October 2009, the Financial Accounting Standards Board (FASB) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.
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
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not significantly impact our consolidated financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 4: Fair Value
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. Our financial instruments are measured and recorded at fair value, except for equity method investments, cost method investments, cost method loans receivable, accounts receivable, and most of our liabilities.
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
Marketable Debt Instruments
Marketable debt instruments include commercial paper, corporate bonds, government bonds, bank deposits, asset-backed securities, municipal bonds, and money market fund deposits. When we use observable market prices for identical securities that are traded in less active markets, we classify our marketable debt instruments as Level 2. When observable market prices for identical securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.
Our marketable debt instruments that are classified as Level 3 are classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate non-binding market consensus prices and non-binding broker quotes using unobservable data, if available.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 27, 2010 and December 26, 2009:

	March 27, 2010				December 26, 2009
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$4,223	$—	$4,223	$—	$2,919	$—	$2,919
Bank deposits	—	577	—	577	—	459	—	459
Money market fund deposits	3	—	—	3	48	—	—	48
Short-term investments:
Commercial paper	—	3,062	—	3,062	—	2,525	—	2,525
Corporate bonds	317	1,326	—	1,643	133	1,560	76	1,769
Government bonds	—	500	—	500	—	250	—	250
Bank deposits	—	699	—	699	—	697	—	697
Asset-backed securities	—	—	23	23	—	—	27	27
Money market fund deposits	—	—	—	—	—	17	—	17
Trading assets:
Commercial paper	—	807	—	807	—	882	—	882
Corporate bonds	72	964	—	1,036	80	1,005	45	1,130
Government bonds	—	2,425	—	2,425	—	1,351	—	1,351
Bank deposits	—	202	—	202	—	264	—	264
Asset-backed securities	—	—	564	564	—	—	618	618
Municipal bonds	—	387	—	387	—	390	—	390
Money market fund deposits	6	—	—	6	13	—	—	13
Other current assets:
Derivative assets	—	167	—	167	—	136	—	136
Marketable equity securities	602	324	—	926	676	97	—	773
Other long-term investments:
Commercial paper	—	25	—	25	—	—	—	—
Corporate bonds	110	1,190	89	1,389	366	1,329	248	1,943
Government bonds	101	2,549	—	2,650	17	1,948	—	1,965
Bank deposits	—	193	—	193	—	162	—	162
Asset-backed securities	—	—	69	69	—	—	109	109
Other long-term assets:
Loans receivable	—	390	—	390	—	249	—	249
Derivative assets	—	9	27	36	—	1	31	32

Total assets measured and recorded at fair value	$1,211	$20,019	$772	$22,002	$1,333	$16,241	$1,154	$18,728

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$187	$6	$193	$—	$112	$65	$177
Long-term debt	—	—	121	121	—	—	123	123
Other long-term liabilities:
Derivative liabilities	—	70	—	70	—	49	—	49

Total liabilities measured and recorded at fair value	$—	$257	$127	$384	$—	$161	$188	$349

Government bonds includes bonds issued or deemed to be guaranteed by non-U.S. governments, Federal Deposit Insurance Company (FDIC)-insured corporate bonds, U.S. agency securities, and U.S. Treasury securities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 27, 2010 and March 28, 2009:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 26, 2009	$369	$754	$31	$(65)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	4	(4)	(1)	2	(1)
Included in other comprehensive income (loss)	(2)	5	—	—	—	3
Purchases, sales, issuances, and settlements, net	(119)	(107)	—	—	—
Transfers out of Level 3	(157)	—	—	60	—

Balance as of March 27, 2010	$89	$656	$27	$(6)	$(121)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of March 27, 2010	$—	$3	$(4)	$(1)	$2	$—

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 27, 2008	$555	$1,083	$15	$(25)	$(122)
Total gains or losses (realized and unrealized):
Included in earnings	—	24	1	12	(1)	36
Included in other comprehensive income (loss)	(14)	(7)	—	—	—	(21)
Purchases, sales, issuances, and settlements, net	(57)	(120)	6	—	—
Transfers into Level 3	—	—	—	(39)	—
Transfers out of Level 3	(258)	—	—	10	—

Balance as of March 28, 2009	$226	$980	$22	$(42)	$(123)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of March 28, 2009	$(4)	$24	$1	$12	$(1)	$32
For all periods presented, gains and losses (realized and unrealized) included in earnings were primarily reported in interest and other, net on the consolidated condensed statements of operations. During the first quarters of 2010 and 2009, we transferred corporate bonds from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of these instruments. Our policy is to recognize transfers in and transfers out at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Fair Value Option for Financial Assets/Liabilities
Under accounting standards effective in 2008, all of our non-convertible long-term debt was eligible at inception to be accounted for at fair value. However, we elected this fair value option only for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. We did not elect this fair value option for our Arizona bonds issued in 2005, since the bonds were carried at amortized cost and were not eligible to apply hedge accounting provisions due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated condensed balance sheets. As of March 27, 2010 and December 26, 2009, no other instruments were similar to the long-term debt instrument for which we elected fair value treatment.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
As of March 27, 2010, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds are recorded in interest and other, net on the consolidated condensed statements of operations. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.
We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of March 27, 2010, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance. These loans receivable are classified within other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value, as well as interest income, are recorded in interest and other, net. During the first quarter of 2010, gains from fair value changes of our loans receivable were largely offset by losses from fair value changes of the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of operations. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for comparable companies and were insignificant during the first quarter of 2010. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the three months ended March 27, 2010, and the gains (losses) recorded during the three months ended March 27, 2010 on those assets:

					Total Gains
					(Losses) for
	Net Carrying				Three Months
	Value as of	Fair Value Measured and Recorded Using			Ended
(In Millions)	March 27, 2010	Level 1	Level 2	Level 3	March 27, 2010
Non-marketable equity investments	$86	$—	$—	$86	$(46)
Property, plant and equipment	$—	$—	$—	$—	$(25)

Total gains (losses) for assets held as of March 27, 2010					$(71)

Gains (losses) for property, plant and equipment no longer held					$(8)

Total gains (losses) for recorded non-recurring measurement					$(79)

The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the three months ended March 28, 2009, and the gains (losses) recorded during the three months ended March 28, 2009 on those assets:

					Total Gains
					(Losses) for
	Net Carrying				Three Months
	Value as of	Fair Value Measured and Recorded Using			Ended
(In Millions)	March 28, 2009	Level 1	Level 2	Level 3	March 28, 2009
Non-marketable equity investments	$111	$—	$—	$111	$(79)
Property, plant and equipment	$13	$—	$—	$13	$(10)

Total gains (losses) for assets held as of March 28, 2009					$(89)

Gains (losses) for property, plant and equipment no longer held					$(27)

Total gains (losses) for recorded non-recurring measurement					$(116)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
A portion of our non-marketable equity investments were measured and recorded at fair value in the first three months of 2010 and 2009 due to events or circumstances that significantly impacted the fair value of these investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and differences in seniority and rights associated with the investees’ capital.
Additionally, certain of our property, plant and equipment were measured and recorded at fair value during the first three months of 2010 and 2009 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in impairment charges. Most of these asset impairments related to manufacturing assets.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We measure the fair value of our non-marketable equity method investments, non-marketable cost method investments, debt carried at amortized cost, and cost method loans receivable quarterly for disclosure purposes; however, they are recorded at fair value only when an impairment charge is recognized. Our non-financial assets, such as intangible assets and property, plant and equipment, are measured at fair value when the carrying amount exceeds the undiscounted cash flows, and are recorded at fair value only when an impairment charge is recognized.
The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis as of March 27, 2010 and December 26, 2009 were as follows:

	March 27, 2010		December 26, 2009
	Carrying		Carrying
(In Millions)	Amount	Fair Value	Amount	Fair Value
Non-marketable equity investments	$3,264	$5,378	$3,411	$5,723
Loans receivable	$215	$215	$100	$100
Long-term debt	$2,088	$2,341	$2,083	$2,314
The carrying amount and fair value of loans receivable exclude $390 million of loans measured and recorded at fair value as of March 27, 2010 ($249 million as of December 26, 2009). The carrying amount and fair value of long-term debt excludes $121 million of long-term debt measured and recorded at fair value as of March 27, 2010 ($123 million as of December 26, 2009). In addition, the carrying amount and fair value of the current portion of long-term debt are included in long-term debt in the table above.
Our non-marketable equity investments include our investment in Numonyx B.V. In the first quarter of 2010, we signed a definitive agreement with Micron Technology, Inc. and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. We determined the fair value of our investment in Numonyx as of March 27, 2010 primarily using quoted prices of Micron common stock, discounted to reflect security-specific restrictions. The fair value as of December 26, 2009 was based on management’s assessment of Numonyx as of that date, and therefore the value implied by the pending sale was not applicable to that assessment. For further information, see “Note 10: Non-Marketable Equity Investments.”
As of March 27, 2010, we had non-marketable equity investments in an unrealized loss position of $20 million that had a fair value of $120 million (unrealized loss position of $30 million on non-marketable equity investments with a fair value of $205 million as of December 26, 2009).
The fair value of our loans receivable is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. The fair value of our long-term debt takes into consideration variables such as credit-rating changes and interest rate changes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 5: Trading Assets
As of March 27, 2010 and December 26, 2009, trading assets were comprised of marketable debt instruments. Net losses related to trading assets still held at the reporting date were $85 million in the first quarter of 2010 (losses of $22 million in the first quarter of 2009). Net gains on the related derivatives were $75 million in the first quarter of 2010 (gains of $11 million in the first quarter of 2009).
Note 6: Available-for-Sale Investments
Available-for-sale investments as of March 27, 2010 and December 26, 2009 were as follows:

	March 27, 2010				December 26, 2009
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized		Adjusted	Unrealized	Unrealized
(In Millions)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Commercial paper	$7,311	$—	$(1)	$7,310	$5,444	$—	$—	$5,444
Government bonds	3,141	11	(2)	3,150	2,205	11	(1)	2,215
Corporate bonds	3,032	10	(10)	3,032	3,688	38	(14)	3,712
Bank deposits	1,467	2	—	1,469	1,317	1	—	1,318
Marketable equity securities	426	508	(8)	926	387	386	—	773
Asset-backed securities	105	—	(13)	92	154	—	(18)	136
Money market fund deposits	3	—	—	3	65	—	—	65

Total available-for-sale investments	$15,485	$531	$(34)	$15,982	$13,260	$436	$(33)	$13,663

Government bonds includes bonds issued or deemed to be guaranteed by non-U.S. governments, FDIC-insured corporate bonds, U.S. agency securities, and U.S. Treasury securities. Bank deposits were primarily issued by institutions outside the U.S. as of March 27, 2010 and December 26, 2009.
As of March 27, 2010, $19 million of the above gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or more ($26 million as of December 26, 2009).
The amortized cost and fair value of available-for-sale debt investments as of March 27, 2010, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$10,675	$10,679
Due in 1-2 years	1,934	1,935
Due in 2-5 years	2,317	2,322
Instruments not due at a single maturity date	133	120

Total	$15,059	$15,056

Instruments not due at a single maturity date in the table above includes asset-backed securities, money market fund deposits, and certain bank deposits.
We sold available-for-sale investments for proceeds of $293 million in the first quarter of 2010 ($30 million in the first quarter of 2009). The gross realized gains on sales of available-for-sale investments were $67 million in the first quarter of 2010 (insignificant in the first quarter of 2009) and were related to our sales of marketable equity securities. We determine the cost of the investment sold on an average cost basis. Impairment charges recognized on available-for-sale investments as well as gross realized losses were insignificant in the first quarter of 2010 and 2009.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
Net unrealized holding gains (losses) included in other comprehensive income (loss)	$151	$66
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$67	$(5)
Note 7: Inventories
Inventories at the end of each period were as follows:

	March 27,	Dec. 26,
(In Millions)	2010	2009
Raw materials	$464	$437
Work in process	1,473	1,469
Finished goods	1,049	1,029

Total inventories	$2,986	$2,935

Note 8: Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and to a lesser extent, equity market risk and commodity price risk. We currently do not hold derivative instruments for the purpose of managing credit risk since we limit the amount of credit exposure to any one counterparty and generally enter into derivative transactions with high-credit-quality counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. For presentation on our consolidated condensed balance sheets, we do not offset fair value amounts recognized for derivative instruments under master netting arrangements.
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
Equity Market Risk
Our marketable investments include marketable equity securities and equity derivative instruments. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activity. We may enter into transactions to reduce or eliminate the equity market risks for our investments in strategic equity derivative instruments, including warrants. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our equity market risk management program includes equity derivatives without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on other equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in interest and other, net.
During the first quarter of 2010, we signed a definitive agreement with Micron and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. We have entered into equity options that economically hedge a portion of the shares we expect to receive. For further information, see “Note 10: Non-Marketable Equity Investments.”
Commodity Price Risk
We operate facilities that consume commodities, and have established forecasted transaction risk management programs to protect against fluctuations in the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

	March 27,	Dec. 26,	March 28,
(In Millions)	2010	2009	2009
Currency forwards	$6,614	$5,732	$3,467
Embedded debt derivatives	3,600	3,600	1,600
Interest rate swaps	1,882	1,698	1,165
Currency interest rate swaps	2,015	1,577	658
Total return swaps	549	530	125
Equity options	260	50	68
Currency options	94	375	270
Other	55	80	69

Total	$15,069	$13,642	$7,422

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) were as follows:

	March 27,	Dec. 26,	March 28,
(In Millions)	2010	2009	2009
Euro	$3,983	$3,330	$1,696
Japanese yen	2,152	1,764	739
Israeli shekel	719	707	655
British pound sterling	643	563	404
Chinese yuan	413	434	358
Malaysian ringgit	294	310	247
Other	519	576	296

Total	$8,723	$7,684	$4,395

We utilize a rolling hedge strategy for the majority of our currency forward contracts with cash flow hedge accounting designation that hedges exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of our currency forward contracts are settled at maturity involving one cash-payment exchange.
We use interest rate swaps and currency interest rate swaps to hedge interest rate and currency exchange rate risk components for our fixed-rate debt instruments with remaining maturities longer than six months and for debt instruments denominated in currencies other than the U.S. dollar. These swaps are settled at various interest payment times involving cash payments at each interest and principal payment date, with the majority of the contracts having quarterly payments.
Credit-Risk-Related Contingent Features
An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. As of March 27, 2010 and December 26, 2009, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments as of March 27, 2010 and December 26, 2009 were as follows:

	March 27, 2010				Dec. 26, 2009
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging instruments
Currency forwards	$52	$3	$55	$3	$81	$1	$20	$1
Other	—	—	2	—	1	—	4	—

Total derivatives designated as hedging instruments	$52	$3	$57	$3	$82	$1	$24	$1

Derivatives not designated as hedging instruments
Currency forwards	$36	$—	$7	$—	$40	$—	$11	$—
Interest rate swaps	1	—	87	—	—	—	81	—
Currency interest rate swaps	49	5	35	—	5	—	47	9
Embedded debt derivatives	—	—	—	33	—	—	—	39
Total return swaps	28	3	—	—	4	3	4	—
Equity options	—	9	6	34	—	8	5	—
Other	1	16	1	—	5	20	5	—

Total derivatives not designated as hedging instruments	$115	$33	$136	$67	$54	$31	$153	$48

Total derivatives	$167	$36	$193	$70	$136	$32	$177	$49

Derivatives in Cash Flow Hedging Relationships
The before-tax effects of derivative instruments in cash flow hedging relationships for the three months ended March 27, 2010 and March 28, 2009 were as follows:

	Gains (Losses)
	Recognized in
	OCI on Derivatives		Gains (Losses) Reclassified from Accumulated
	(Effective Portion)		OCI into Income (Effective Portion)
(In Millions)	Q1 2010	Q1 2009	Location	Q1 2010	Q1 2009
Currency forwards	$(52)	$(124)	Cost of sales	$21	$(18)
			Research and development	9	(13)
			Marketing, general and administrative	7	(13)
Other	—	(5)	Cost of sales	(2)	(5)

Total	$(52)	$(129)		$35	$(49)

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant in the first quarters of 2010 and 2009. We estimate that we will reclassify approximately $30 million (before taxes) of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was not a significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of operations were as follows:

		Three Months Ended
	Location of Gains (Losses)	March 27,	March 28,
(In Millions)	Recognized in Income on Derivatives	2010	2009
Currency forwards	Interest and other, net	$35	$(26)
Interest rate swaps	Interest and other, net	(13)	6
Currency interest rate swaps	Interest and other, net	82	16
Total return swaps	Interest and other, net	24	3
Equity options	Gains (losses) on other equity investments, net	(35)	3
Other	Gains (losses) on other equity investments, net	(4)	4

Total		$89	$6

Note 9: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

	March 27,	Dec. 26,
(In Millions)	2010	2009
Non-marketable equity method investments	$2,421	$2,472
Non-marketable cost method investments	843	939
Identified intangible assets	845	883
Non-current deferred tax assets	268	278
Loans receivable	490	249
Other	450	519

Total other long-term assets	$5,317	$5,340

Note 10: Non-Marketable Equity Investments
IMFT/IMFS
Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. As of March 27, 2010, we own a 49% interest in IMFT and a 47% interest in IMFS. Our investment in IMFT/IMFS was $1.6 billion as of March 27, 2010 and December 26, 2009. The IMFS fabrication facility is in startup phase with initial production expected in 2011. Intel has made limited additional investments in the first quarter of 2010 and will assess any additional investments in IMFS based on market conditions. IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.
These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated our investment balance in IMFT/IMFS as of March 27, 2010. Our investment in these ventures is classified within other long-term assets. As of March 27, 2010, except for the amount due to IMFT/IMFS for product purchases and services, we did not incur any additional liabilities in connection with our interests in these joint ventures. In addition to the potential loss of our existing investment, our actual losses could be higher, as Intel and Micron are liable for other future operating costs and/or obligations of IMFT/IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT/IMFS’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $185 million during the first quarter of 2010 (approximately $210 million during the first quarter of 2009). The amount due to IMFT for product purchases and services provided was approximately $70 million as of March 27, 2010 (approximately $75 million as of December 26, 2009). During the first quarter of 2010, $68 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($105 million during the first quarter of 2009).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity that has the power to direct the activities of the venture that most significantly impacts the venture’s economic performance and has the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. We have determined that we do not have both of these characteristics and, therefore, we account for our interests using the equity method of accounting.
Numonyx
In 2008, we divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx. As of March 27, 2010, our investment balance in Numonyx was $466 million and is classified within other long-term assets ($453 million as of December 26, 2009).
In 2008, Numonyx entered into an unsecured, four-year senior credit facility of up to $550 million, consisting of a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics N.V. have each provided the lenders with a guarantee of 50% of the payment obligations of Numonyx under the senior credit facility. A demand on our guarantee can be triggered if Numonyx is unable to meet its obligations under the credit facility. Acceleration of the obligations of Numonyx under the credit facility could be triggered by a monetary default of Numonyx or, in certain circumstances, by events affecting the creditworthiness of STMicroelectronics. The maximum amount of future undiscounted payments that we could be required to make under the guarantee is $275 million plus accrued interest, expenses of the lenders, and penalties. As of March 27, 2010, the carrying amount of the liability associated with the guarantee was $79 million, unchanged from the amount initially recorded in 2008, and is included in other accrued liabilities.
During the first quarter of 2010, we signed a definitive agreement with Micron and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. Under the terms of the agreement, Intel, STMicroelectronics, and Francisco Partners would sell their financial interest in Numonyx for 140 million shares of Micron common stock plus, under certain circumstances, up to an additional 10 million shares of Micron common stock. In exchange for our investment in Numonyx, we expect to receive approximately 67 million shares of Micron common stock, and issue a $72 million short-term payable. We have entered into equity options that economically hedge a portion of the shares we expect to receive. The senior credit facility that is supported by Intel’s guarantee is expected to be repaid in full following the closing of this transaction. This transaction is subject to customary closing conditions.
Note 11: Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net included:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
Equity method losses, net	$(35)	$(62)
Impairment charges	(4)	(10)

Total gains (losses) on equity method investments, net	$(39)	$(72)

Note 12: Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net included:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
Impairment charges	$(42)	$(69)
Gains on sales, net	83	1
Other, net	(33)	27

Total gains (losses) on other equity investments, net	$8	$(41)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 13: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
Interest income	$26	$72
Other, net	3	23

Total interest and other, net	$29	$95

Note 14: Goodwill
Net goodwill activity for the first quarter of 2010 was as follows:

			Other Intel
			Architecture	Other
	PC Client	Data Center	Operating	Operating
(In Millions)	Group	Group	Segments	Segments	Total
Goodwill
December 26, 2009	$2,220	$1,459	$507	$235	$4,421
Additions due to business combinations	—	—	10	21	31

March 27, 2010	$2,220	$1,459	$517	$256	$4,452

During the first quarter of 2010, we completed one acquisition. The majority of the goodwill recognized from this acquisition was assigned to our Software and Services Group and is reflected under the other operating segments category in the table above. The remaining goodwill recognized from this acquisition was assigned to our Embedded and Communications Group and is reflected under the other Intel architecture operating segments category in the table above.
No goodwill was impaired during the first quarter of 2010 and 2009, and the accumulated impairment losses as of December 26, 2009 and March 27, 2010 were $713 million: $355 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $79 million associated with other Intel architecture operating segments.
Note 15: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of March 27, 2010:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,203	$(654)	$549
Acquisition-related developed technology	168	(48)	120
Other intangible assets	217	(41)	176

Total identified intangible assets	$1,588	$(743)	$845

Identified intangible assets consisted of the following as of December 26, 2009:

	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,190	$(616)	$574
Acquisition-related developed technology	166	(34)	132
Other intangible assets	509	(332)	177

Total identified intangible assets	$1,865	$(982)	$883

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We recorded the amortization of identified intangible assets on the consolidated condensed statements of operations as cost of sales, amortization of acquisition-related intangibles, or a reduction of revenue. The amortization expense was as follows:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
Intellectual property assets	$38	$36
Acquisition-related developed technology	$14	$2
Other intangible assets	$9	$24
Based on identified intangible assets recorded as of March 27, 2010, subject to amortization, and assuming the underlying assets will not be impaired in the future, we expect future amortization expense to be as follows:

	Remainder
(In Millions)	of 2010	2011	2012	2013	2014
Intellectual property assets	$110	$96	$85	$68	$57
Acquisition-related developed technology	$41	$46	$24	$9	$—
Other intangible assets	$22	$26	$30	$29	$20
Note 16: Restructuring and Asset Impairment Charges
The following table summarizes restructuring and asset impairment charges by plan:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
2009 restructuring program	$—	$61
2006 efficiency program	—	13

Total restructuring and asset impairment charges	$—	$74

The 2006 efficiency program was completed in 2009.
2009 Restructuring Program
In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations. These plans included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. We do not expect future charges related to the 2009 restructuring program. Restructuring and asset impairment charges were as follows:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
Employee severance and benefit arrangements	$—	$54
Asset impairments	—	7

Total restructuring and asset impairment charges	$—	$61

The following table summarizes the restructuring activity for the 2009 restructuring program during the first three months of 2010:

Employee
Severance and
(In Millions)	Benefits
Accrued restructuring balance as of December 26, 2009	$26
Additional accruals	—
Adjustments	—
Cash payments	(15)
Non-cash settlements	—

Accrued restructuring balance as of March 27, 2010	$11

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The remaining accrual as of March 27, 2010 was related to severance benefits that are recorded within accrued compensation and benefits. Under the 2009 restructuring program, we incurred $208 million related to employee severance and benefit arrangements for approximately 6,500 employees.
Note 17: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (2006 Plan), 428 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 253 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of March 27, 2010, 232 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 240 million shares of common stock available for issuance through August 2011. As of March 27, 2010, 147 million shares were available for issuance under the 2006 Stock Purchase Plan.
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units for the first quarter of 2010 was as follows:

		Weighted
		Average Grant-
	Number of	Date Fair
(In Millions, Except Per Share Amounts)	Shares	Value
December 26, 2009	105.4	$17.03
Granted	2.1	$24.87
Vested	(0.5)	$15.87
Forfeited	(1.0)	$16.98

March 27, 2010	106.0	$17.19

As of March 27, 2010, three million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Activity with respect to outstanding stock options for the first quarter of 2010 was as follows:

		Weighted
	Number of	Average
(In Millions, Except Per Share Amounts)	Shares	Exercise Price
December 26, 2009	451.3	$25.08
Grants	3.9	$20.30
Exercises	(3.8)	$17.74
Cancellations and forfeitures	(3.9)	$26.81
Expirations	(4.1)	$51.76

March 27, 2010	443.4	$24.84

Options exercisable as of:
December 26, 2009	297.7	$28.44
March 27, 2010	288.5	$28.18
Stock Purchase Plan
Employees purchased 9.8 million shares in the first quarter of 2010 (22.3 million shares in the first quarter of 2009) for $161 million ($247 million in the first quarter of 2009) under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 18: Earnings Per Share
We computed our basic and diluted earnings per common share as follows:

	Three Months Ended
	March 27,	March 28,
(In Millions, Except Per Share Amounts)	2010	2009
Net income available to common stockholders	$2,442	$629

Weighted average common shares outstanding — basic	5,529	5,573
Dilutive effect of employee equity incentive plans	101	10
Dilutive effect of convertible debt	51	51

Weighted average common shares outstanding — diluted	5,681	5,634

Basic earnings per common share	$0.44	$0.11

Diluted earnings per common share	$0.43	$0.11

We computed our basic earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding during the period. We computed diluted earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Net income available to participating securities was insignificant for the first quarter of 2010.
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
For the first quarter of 2010, we excluded 185 million outstanding weighted average stock options (601 million for the first quarter of 2009) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. We also excluded our 2009 debentures from the calculation of diluted earnings per common share because the conversion option of these debentures was anti-dilutive. In the future, we could have potentially dilutive shares if the average market price is above the conversion price.
Note 19: Comprehensive Income
The components of total comprehensive income were as follows:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
Net income	$2,442	$629
Change in net unrealized holding gain (loss) on available-for-sale investments	54	46
Change in deferred tax asset valuation allowance	34	11
Change in net unrealized holding gain (loss) on derivatives	(65)	(54)
Change in actuarial loss	(2)	—

Total comprehensive income	$2,463	$632

The change in deferred tax asset valuation allowance was attributed to changes in unrealized holding gains on our available-for-sale investments. This amount will be relieved as these investments are sold or mature.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

	March 27,	Dec. 26,
(In Millions)	2010	2009
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$315	$261
Accumulated net change in deferred tax asset valuation allowance	180	146
Accumulated net unrealized holding gain (loss) on derivatives	75	140
Accumulated net prior service costs	3	3
Accumulated net actuarial losses	(158)	(156)
Accumulated transition obligation	(1)	(1)

Total accumulated other comprehensive income (loss)	$414	$393

As of March 27, 2010 and December 26, 2009, accumulated unrealized non-credit-related other-than-temporary impairment losses on available-for-sale debt instruments were insignificant.
Note 20: Taxes
Our effective income tax rate was 29.1% in the first quarter of 2010 and zero in the first quarter of 2009. The impact of discrete items significantly reduced our effective tax rate in the first quarter of 2009, primarily due to the settlement of various federal and state tax matters related to prior years. In addition, our estimated annual effective tax rate in the first quarter of 2009 was significantly reduced as a result of a high percentage of profits in lower tax jurisdictions.
Note 21: Contingencies
Legal Proceedings
We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable rulings could include substantial money damages, and in matters for which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies such as compulsory licensing of intellectual property. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial position, and overall trends. It is also possible that we could conclude it is in the best interests of our stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments; however we have not reached this conclusion with respect to any particular matter at this time. Except as may be otherwise indicated, the outcomes in these matters are not reasonably estimable.
A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs, but in general contend that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; claim that our software compiler business unfairly prefers Intel microprocessors over competing microprocessors and that, through the use of our compilers and other means, we have caused inaccurate and misleading benchmark results concerning our microprocessors to be disseminated; allege that we unfairly controlled the content and timing of release of various standard computer interfaces developed by Intel in cooperation with other industry participants; and accuse us of engaging in various acts of improper competitive activity in competing against what is referred to as general purpose graphics processing units, including certain licensing practices and our actions in connection with developing and disclosing potential competitive technology.
We believe that we compete lawfully and that our marketing, business, intellectual property, and other challenged practices benefit our customers and our stockholders, and we will continue to vigorously defend ourselves in these proceedings. While we have settled some of these matters, the distractions caused by challenges to these practices from the remaining matters are undesirable, and the legal and other costs associated with defending and resolving our position have been and continue to be significant. We assume that these challenges could continue for a number of years and may require the investment of substantial additional management time and substantial financial resources to explain and defend our position.
Government Competition Matters and Related Consumer Class Actions
In 2001, the European Commission (EC) commenced an investigation regarding claims by Advanced Micro Devices, Inc. (AMD) that we used unfair business practices to persuade clients to buy our microprocessors. Since that time, we have received numerous requests for information and documents from the EC, and we have responded to each of those requests. The EC issued a Statement of Objections in July 2007 and held a hearing on that Statement in March 2008. The EC issued a Supplemental Statement of Objections in July 2008.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area (EEA) Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine on us in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative on the consolidated statements of operations.
The EC decision exceeds 500 pages in length and does not contain specific direction on whether or how we should modify our business practices. Instead, the decision states that we should “cease and desist” from further conduct that, in the EC’s opinion, would violate applicable law. We have taken steps, which are subject to the EC’s ongoing review, to comply with that decision pending appeal. We opened discussions with the EC to better understand the decision and to explain changes to our business practices. Based on our current understanding and expectations, we do not believe any such changes will be material to our financial position, results, or cash flows. We strongly disagree with the EC’s decision, and we have appealed the decision to the Court of First Instance (which has been renamed as the General Court under a new treaty) in July 2009. The Court requested and we filed a shorter version of our brief in September 2009. The EC filed its answer in March 2010. The General Court’s decision, after additional briefing and oral argument, is expected in 2012.
In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served on us an Examination Report alleging that sales to two customers during parts of 2002—2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March 2008, we submitted a further response. In April 2008, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co., Ltd. and TriGem Computer Inc. In November 2008, the KFTC issued a final written decision concluding that our discounts had violated Korean antitrust law and imposing a fine on us of approximately $20 million, which we paid in January 2009. In December 2008, we appealed this decision by filing a lawsuit in the Seoul High Court seeking to overturn the KFTC’s decision. The KFTC through its attorneys filed its answer to our complaint in March 2009. Thereafter we and the KFTC will provide arguments to the court in sequential briefs.
In November 2009, the State of New York filed a lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that we violated federal antitrust laws; the New York Donnelly Act, which prohibits contracts or agreements to monopolize; and the New York Executive Law, which proscribes underlying violations of federal and state antitrust laws. The lawsuit alleges that we engaged in a systematic worldwide campaign of illegal, exclusionary conduct to maintain its monopoly power and prices in the market for x86 microprocessors through the use of various alleged actions, including exclusive or near-exclusive agreements from large computer makers in exchange for “loyalty payments” and “bribes,” and other alleged threats and retaliation. The plaintiff claims that our alleged actions harmed consumers, competition, and innovation. The lawsuit seeks a declaration that our alleged actions have violated the federal and New York antitrust laws and the New York Executive Law, an injunction to prevent further alleged unlawful acts, unspecified damages in an amount to be proven at trial, trebled as provided for by law, restitution, disgorgement, $1 million for each violation of the Donnelly Act proven by the plaintiff, and attorneys’ fees and costs. In January 2010, we filed our answer. We disagree with the plaintiff’s allegations and claims, and intend to conduct a vigorous defense of the lawsuit.
In December 2009, the N.Y. Attorney General’s Staff served a subpoena on us. That subpoena calls for production of documents and information relating to various aspects of our notebook computer business, including products that offer graphics capabilities and/or potentially compete with graphic processing units (GPUs). It also calls for production of all documents concerning our notebook computer business that we previously produced to other U.S. and foreign antitrust agencies in connection with other antitrust investigations. In March 2010, we reached an agreement with the N.Y. Attorney General’s Staff to narrow the scope of our production.
In June 2008, the U.S. Federal Trade Commission (FTC) announced a formal investigation into our sales practices. In June 2009, the FTC staff asked for additional information and testimony by some Intel witnesses. During the months that followed, the FTC staff broadened its inquiry and provided us only limited opportunities to address staff concerns. Settlement discussions were unsuccessful. In December 2009, three FTC Commissioners voted to issue an administrative complaint alleging that we had violated Section 5 of the FTC Act by engaging in unfair methods of competition and unfair acts or practices in markets for CPUs and GPUs. This administrative proceeding will lead to a hearing before Chief Administrative Law Judge Chappell that is set to begin on September 15, 2010. Any initial decision rendered by Judge Chappell can be appealed to the Commissioners by both the FTC staff supporting the complaint and by us. If the FTC ultimately issues a decision adverse to us, the decision can be appealed to a Federal Circuit Court of Appeal of our choosing. We disagree with the FTC’s allegations and claims, and intend to conduct a vigorous defense.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In addition, at least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against Intel by AMD in June 2005 in United States District Court for the District of Delaware (AMD litigation). Like that AMD lawsuit, these class action suits allege that Intel engaged in various actions in violation of the Sherman Act and other laws, by, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation. The putative class in the coordinated actions has moved for class certification, which we are in the process of opposing. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the Court in the California actions has agreed to delay ruling on this motion until after the Delaware Federal Court rules on the similar motion in the coordinated actions. We dispute the class action claims and intend to defend the lawsuits vigorously.
Antitrust Derivative Litigation and Related Matters
In February 2008, Martin Smilow, an Intel stockholder, filed a putative derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleges generally that the Board allowed the company to violate antitrust and other laws, as described in AMD’s antitrust lawsuits against us, and that those Board-sanctioned activities have harmed the company. The complaint repeats many of AMD’s allegations and references various investigations by the European Commission, Korean Fair Trade Commission, and others. In February 2008, Evan Tobias, filed a derivative suit in the same court against the Board containing many of the same allegations as in the Smilow suit. In July 2008, the District Court entered an order directing Smilow and Tobias to file a single, consolidated complaint. An amended consolidated complaint was filed in August 2008. In June 2009, the court granted the defendants’ motion to dismiss the plaintiffs’ consolidated complaint, with prejudice.
In June 2008, Christine Del Gaizo, filed a derivative suit in the Santa Clara County Superior Court against the Board, a former director of the Board, and six of our officers containing many of the same allegations as in the Smilow and Tobias suits. In August 2008, the parties in the California derivative suit entered into a stipulation to stay the action pending further order of the court, and the court entered an order to that effect in September 2008.
In November 2009, Charles Gilman, filed a stockholder derivative suit in the United States District Court for the District of Delaware against certain current Intel Board members as well as three former Board members. In December 2009, the Louisiana Municipal Police Employee Retirement System (LMPERS) filed a stockholder derivative suit in the United States District Court for the District of Delaware against certain current Intel Board members as well as three former Board members. In January 2010, Delaware District Court Judge Farnan signed a stipulated order consolidating the Gilman and LMPERS actions under the name In re Intel Corp. Derivative Litigation. Gilman and LMPERS filed a consolidated complaint in February 2010, which makes many of the same allegations raised in the Smilow/Tobias and Del Gaizo suits, and additionally cites a number of excerpts from the European Commission’s ruling, points to the settlement of the AMD litigation as supposed evidence of damage to Intel, and incorporates by reference all of the allegations made in the lawsuit filed against Intel by the New York Attorney General and all of the allegations made in the administrative action filed against Intel by the FTC.
In March 2010, Alan Paris filed a derivative suit in Santa Clara County Superior Court against certain current Intel Board members as well as three former Board members. Paris’s complaint makes many of the same allegations raised in In re Intel Corp. Derivative Litigation.
We deny the allegations in all of these derivative suits and intend to defend the lawsuits vigorously.
Intel stockholders Martin Smilow and the Rosenfeld Family Foundation filed an action in Delaware Chancery Court in November 2009, to enforce an inspection demand they previously made pursuant to section 220 of the Delaware General Corporation Law. We deny the allegations and intend to defend the lawsuit vigorously.
In addition to the foregoing proceedings, we subsequently received demands from two individual stockholders (including Christine Del Gaizo) requesting that we commence investigations and potentially bring claims against one or more of our directors, officers and employees, arising out of the facts and circumstances of the underlying antitrust investigations and proceedings in the U.S. and foreign jurisdictions. Intel, through its Compliance Committee, is in the process of evaluating these stockholder demands.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Lehman Matter
In November 2009, representatives of Lehman Brothers Holdings Inc. advised us informally that the Lehman bankruptcy estate was considering a claim against us arising from a 2008 forward share purchase contract. The transaction at issue was between us and Lehman Brothers OTC Derivatives Inc. (together with its affiliate Lehman Brothers Holdings Inc., “Lehman”), which entered into a $1.0 billion forward-purchase agreement to purchase shares of our common stock. Under the terms of the agreement, we provided a $1.0 billion pre-payment to Lehman, in exchange for which Lehman was required to purchase $1.0 billion in shares of our common stock, calculated at a volume weighted average price from August 26, 2008 to September 26, 2008. We received an equivalent $1.0 billion of cash collateral. Lehman was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. Lehman failed to deliver any shares of our common stock, and we foreclosed on the $1.0 billion collateral. No specific information has been provided by Lehman regarding the nature or scope of the potential claims, other than the assertion that Lehman contends that it suffered damages in a range between $130 million and $380 million. In February 2010, Lehman served a subpoena on us in connection with this transaction, but Lehman has not initiated any action against us to date. We believe that we acted appropriately under our agreement with Lehman, and we intend to defend any claim to the contrary.
Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell, and LightLogic, Inc.
We acquired LightLogic, Inc. in May 2001. Frank Shum has sued us, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by us as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted our motion for summary judgment on Shum’s remaining claims. In August 2007, the United States Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted our motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied our motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pre-trial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to us, the jury agreed with Shum on some of those claims and was unable to reach a verdict regarding the remaining claims. In April 2009, the court granted defendants’ motions for judgment as a matter of law. Shum has appealed that ruling to the United States Court of Appeals for the Federal Circuit. We have completed our appellate briefing and are awaiting notification of the date for oral argument.
Note 22: Operating Segment Information
At the end of 2009, we reorganized our business to better align our major product groups around the core competencies of Intel architecture and our manufacturing operations. After the reorganization, our operating segments include the PC Client Group, Data Center Group, Embedded and Communications Group, Digital Home Group, Ultra-Mobility Group, NAND Solutions Group, Wind River Software Group, Software and Services Group, and Digital Health Group. Prior-period amounts have been adjusted retrospectively to reflect the new organizational structure.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Our NAND Solutions Group, Wind River Software Group, Software and Services Group, and Digital Health Group operating segments do not meet the quantitative thresholds to qualify as reportable segments and are included within the “other operating segments” category.
We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the allocated expenses are included in the operating results reported below.
The “corporate” category includes expenses and charges such as:
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
Segment information is summarized as follows:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
Net revenue
PC Client Group
Microprocessor revenue	$5,913	$4,249
Chipset, motherboard, and other revenue	1,761	1,112

	7,674	5,361

Data Center Group
Microprocessor revenue	1,552	1,012
Chipset, motherboard, and other revenue	319	252

	1,871	1,264
Other Intel architecture operating segments	375	326
Other operating segments	369	149
Corporate	10	45

Total net revenue	$10,299	$7,145

Operating income (loss)
PC Client Group	$3,143	$701
Data Center Group	835	266
Other Intel architecture operating segments	(29)	(76)
Other operating segments	(21)	(153)
Corporate	(480)	(91)

Total operating income	$3,448	$647

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 27, 2010 to the three months ended March 28, 2009.
•	Business Outlook. Our expectations for selected financial items for the second quarter of 2010 and the 2010 full year.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of May 3, 2010.
Overview
Our goal is to be the preeminent provider of semiconductor chips and platforms for the worldwide digital economy. Our primary component-level products include microprocessors, chipsets, and flash memory. Net revenue, gross margin, operating income, and net income for the first quarter of 2010, the fourth quarter of 2009, and the first quarter of 2009 were as follows:

(In Millions)	Q1 2010	Q4 2009	Q1 2009
Net revenue	$10,299	$10,569	$7,145
Gross margin	$6,529	$6,840	$3,238
Operating income	$3,448	$2,497	$647
Net income	$2,442	$2,282	$629
After the first quarter of 2009, we believed we were at the bottom of the severe industry correction that began in 2008. Revenue increased in each quarter of 2009, and the strength of our business model can be seen in our first quarter of 2010 results with record first quarter revenue and operating income. Our first quarter revenue was stronger than we expected based on demand for our new 32nm process technology mobile products. Revenue in the PC Client Group was flat from the fourth quarter on higher mobile average selling prices partially offset by seasonal unit declines, despite a 19% decline in overall Intel® Atom™ processor and chipset revenue.
We believe the downstream supply chain has replenished inventory over the last year and now is at normal levels. Entering the first quarter, we planned to build additional internal inventory as we started the ramp of our new 32nm products. Though we have enough inventory for current demand projections, better than expected demand in the first quarter prevented us from getting as much buffer inventory in place as we would have liked.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our overall gross margin percentage was better than expected, declining slightly from the record gross margin percentage in the fourth quarter. This slight decline was a result of higher platform (microprocessor and chipset) unit costs due to a higher proportion of early ramp 32nm process technology products and, to a lesser extent, lower microprocessor sales volume. More recently introduced products tend to have higher average costs which decline as production ramps. This was partially offset by slightly higher average selling prices due to the higher proportion of premium mobile products. We expect our gross margin percentage to increase in the second quarter as unit costs decline on the continued ramp of 32nm process technology.
Our product lineup is well positioned across the computing spectrum. The ramp of the 32nm process technology is the fastest in our history. In March 2010, we introduced the Intel® Xeon® processor 5600 series, our first server and workstation microprocessors based on 32nm process technology. These processors combine robust security capabilities with significantly increased performance over previous generation processors. We continue to execute on our “tick-tock” technology development cadence and are on track to deliver new 32nm process technology products based on the new Sandy Bridge microarchitecture later in 2010.
From a financial condition perspective, we ended the first quarter of 2010 with an investment portfolio of $16.3 billion, consisting of cash and cash equivalents, trading assets, and short-term investments. The cash generating power of our business was evident in the first quarter of 2010 with $4.1 billion of cash from operations. During the first quarter of 2010, we returned $870 million to stockholders through dividends, and in March, our Board of Directors declared a dividend of $.1575 per common share to be paid in June.
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
Some of our key focus areas are listed below:
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized computing solution compared to components that are used separately.
•	Architecture and Platforms. We are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing improved performance with lower power consumption. We continue to develop multi-core microprocessors with an increasing number of cores, which enable improved multitasking and energy efficiency. In addition, to meet the demands of new and evolving netbook, consumer electronics, and various embedded market segments, we offer and are continuing to develop System on a Chip (SoC) products that are designed to provide improved performance due to higher integration, lower power consumption, and smaller form factors.
•	Silicon and Manufacturing Technology Leadership. Our strategy for developing microprocessors with improved performance is to synchronize the introduction of a new microarchitecture with improvements in silicon process technology. We plan to introduce a new microarchitecture approximately every two years and ramp the next generation of silicon process technology in the intervening years. This coordinated schedule allows us to develop and introduce new products based on a common microarchitecture quickly, without waiting for the next generation of silicon process technology. We refer to this as our “tick-tock” technology development cadence. In keeping with this cadence, we expect to introduce a new microarchitecture using our 32nm process technology later this year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Strategic Investments. We make investments in companies around the world that we believe will generate financial returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products. Our current investments primarily focus on the following areas: advancing flash memory products, enabling mobile wireless devices, advancing the digital home, enhancing the digital enterprise, advancing high-performance communications infrastructures, and developing the next generation of silicon process technologies.
•	Business Environment and Software. We believe that we are well positioned in the technology industry to help drive innovation, foster collaboration, and promote industry standards that will yield innovation and improved technologies for users. We plan to continue to cultivate new businesses and work to encourage the industry to offer products that take advantage of the latest market trends and usage models. We frequently participate in industry initiatives designed to discuss and agree upon technical specifications and other aspects of technologies that could be adopted by standards-setting organizations. Through our Software and Services Group, we help enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. Lastly, we believe that the software expertise of our Wind River Software Group will expedite our growth strategy in the embedded and handheld market segments.
We believe that the proliferation of the Internet has driven the need for greater performance in PCs and servers. Older PCs are increasingly incapable of handling the tasks that businesses and individual consumers demand, such as video streaming and editing, web conferencing, online gaming, social networking, and other memory-intensive applications. As these tasks become even more demanding and require more computing power, we believe that businesses and individual consumers will need and want to buy new PCs. We also believe that increased Internet traffic and the increasing use of cloud computing, in which a group of linked servers provide a variety of applications and data to users over the Internet, create a need for greater server infrastructure, including server products optimized for energy-efficient performance and virtualization.
We believe that the trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units will continue and that the demand for mobile microprocessors will result in the increased development of products with form factors and uses that require low-power microprocessors. We also believe that these products will result in demand that is incremental to that of microprocessors designed for notebook and desktop computers, as a growing number of households have multiple devices for different computing functions. Our silicon and manufacturing technology leadership allows us to develop low-power microprocessors for these and other new uses and form factors. We believe that Intel Atom processors give us the ability to extend Intel® architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded applications, handhelds, consumer electronics devices, and netbooks. We expect that our Intel Atom Developer Program will spur new applications that run on products using Intel Atom processors, which will expedite our growth strategy in these new market segments. The common elements for products in these new market segments are low power consumption and the ability to access the Internet.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Estimates
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated condensed financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:
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
Non-Marketable Equity Investments
We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $3.3 billion as of March 27, 2010 ($3.4 billion as of December 26, 2009). The majority of this balance as of March 27, 2010 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) of $1.6 billion ($1.6 billion as of December 26, 2009). For further information, see “Note 10: Non-Marketable Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Our non-marketable equity investments are recorded using adjusted cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified within other long-term assets on the consolidated condensed balance sheets.
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
We determine the fair value of our non-marketable equity investments quarterly for disclosure purposes; however, the investments are recorded at fair value only when an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. In addition, the market approach includes the use of quoted prices in active markets. The income approach includes the use of a discounted cash flow model, which may include one or multiple discounted cash flow scenarios and requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; expenses, capital spending, and other costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, expenses, capital spending, and other costs are developed by the investee and/or Intel using historical data and available market data. The valuation of our non-marketable investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and differences in seniority and rights associated with the investees’ capital.

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
If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $46 million in the first quarter of 2010. Over the past 12 quarters, including the first quarter of 2010, impairments of non-marketable equity investments ranged from $11 million to $896 million per quarter. This range included impairments of $896 million during the fourth quarter of 2008, primarily related to a $762 million impairment charge on our investment in Clearwire Communications, LLC (Clearwire LLC).
IMFT/IMFS
IMFT and IMFS are variable interest entities that are designed to manufacture and sell NAND products to Intel and Micron Technology, Inc. at manufacturing cost. We determine the fair value of our investment in IMFT/IMFS using the income approach based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business, which requires the use of unobservable inputs. Unobservable inputs that require us to make our most difficult and subjective judgments are the estimates for projected revenue and discount rate. Changes in management estimates for these unobservable inputs have the most significant effect on the fair value determination. We did not have an other-than-temporary impairment on our investment in IMFT/IMFS in the first quarters of 2010 and 2009. It is reasonably possible that the estimates used in the fair value determination could change in the near term, which could result in an impairment of our investment.
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
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the first quarter of 2010, impairments and accelerated depreciation of long-lived assets ranged from $40 million to $300 million per quarter.

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
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of March 27, 2010, we had total work-in-process inventory of $1,473 million and total finished goods inventory of $1,049 million. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - First Quarter of 2010 Compared to First Quarter of 2009
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	Q1 2010		Q1 2009
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$10,299	100.0%	$7,145	100.0%
Cost of sales	3,770	36.6%	3,907	54.7%

Gross margin	6,529	63.4%	3,238	45.3%
Research and development	1,564	15.2%	1,317	18.4%
Marketing, general and administrative	1,514	14.7%	1,198	16.8%
Restructuring and asset impairment charges	—	—%	74	1.0%
Amortization of acquisition-related intangibles	3	—%	2	—%

Operating income	3,448	33.5%	647	9.1%
Gains (losses) on equity method investments, net	(39)	(0.4)%	(72)	(1.0)%
Gains (losses) on other equity investments, net	8	0.1%	(41)	(0.6)%
Interest and other, net	29	0.3%	95	1.3%

Income before taxes	3,446	33.5%	629	8.8%
Provision for taxes	1,004	9.8%	—	—%

Net income	$2,442	23.7%	$629	8.8%

Diluted earnings per common share	$0.43		$0.11

The following table sets forth information of geographic regions for the periods indicated:

	Q1 2010		Q1 2009
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$5,888	57%	$3,647	51%
Americas	1,906	18%	1,510	21%
Europe	1,404	14%	1,273	18%
Japan	1,101	11%	715	10%

Total	$10,299	100%	$7,145	100%

Our net revenue for Q1 2010 increased 44% compared to Q1 2009. The increase was due to significantly higher microprocessor and chipset unit sales compared to Q1 2009. Revenue in the Asia, Japan, Americas, and Europe regions increased by 61%, 54%, 26%, and 10% respectively compared to Q1 2009.
Our overall gross margin dollars for Q1 2010 increased $3.3 billion, or 102%, compared to Q1 2009. The increase was primarily due to significantly higher revenue and, to a lesser extent, factory underutilization charges recorded in Q1 2009. Our overall gross margin percentage increased to 63.4% in Q1 2010 from 45.3% in Q1 2009. The significant increase in the gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group operating segment and, to a lesser extent, gross margin percentage increases in the NAND Solutions Group and Data Center Group operating segments. We derived a substantial majority of our overall gross margin dollars in Q1 2010, and substantially all of our overall gross margin dollars in Q1 2009, from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PC Client Group
The revenue and operating income for the PC Client Group (PCCG) operating segment for Q1 2010 and Q1 2009 were as follows:

(In Millions)	Q1 2010	Q1 2009
Microprocessor revenue	$5,913	$4,249
Chipset, motherboard, and other revenue	1,761	1,112

Net revenue	$7,674	$5,361
Operating income	$3,143	$701
Net revenue for the PCCG operating segment increased by $2.3 billion, or 43%, in Q1 2010 compared to Q1 2009. Microprocessors and chipsets within PCCG include those designed for the notebook, netbook, and desktop computing market segments. The increase in microprocessor revenue was primarily due to significantly higher notebook unit sales. To a lesser extent, higher desktop and netbook microprocessor unit sales also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales.
Operating income increased by $2.4 billion in Q1 2010 compared to Q1 2009. The increase in operating income was primarily due to higher revenue. In addition, during Q1 2009, we recorded factory underutilization charges of approximately $620 million, primarily related to microprocessors and chipsets. To a lesser extent, lower platform (microprocessor and chipset) unit costs in Q1 2010 were partially offset by higher operating expenses.
Data Center Group
The revenue and operating income for the Data Center Group (DCG) operating segment for Q1 2010 and Q1 2009 were as follows:

(In Millions)	Q1 2010	Q1 2009
Microprocessor revenue	$1,552	$1,012
Chipset, motherboard, and other revenue	319	252

Net revenue	$1,871	$1,264
Operating income	$835	$266
Net revenue for the DCG operating segment increased by $607 million, or 48%, in Q1 2010 compared to Q1 2009. The increase in microprocessor revenue was due to higher microprocessor unit sales and average selling prices. The increase in chipset, motherboard, and other revenue was due to higher chipset unit sales and higher revenue from the sale of wired connectivity products, partially offset by lower chipset average selling prices.
Operating income increased by $569 million in Q1 2010 compared to Q1 2009. The increase in operating income was due to higher revenue and, to a lesser extent, lower chipset unit costs.
Other Intel Architecture Operating Segments
The revenue and operating income for the other Intel architecture (Other IA) operating segments for Q1 2010 and Q1 2009 were as follows:

(In Millions)	Q1 2010	Q1 2009
Net revenue	$375	$326
Operating loss	$(29)	$(76)
Net revenue for the Other IA operating segments increased by $49 million, or 15%, in Q1 2010 compared to Q1 2009. The increase was primarily due to higher revenue within the Embedded and Communications Group (ECG) from higher microprocessor and chipset unit sales, partially offset by lower microprocessor average selling prices.
Operating loss for the Other IA operating segments decreased by $47 million in Q1 2010 compared to Q1 2009. The decrease was primarily due to higher ECG revenue and lower ECG unit costs, partially offset by higher ECG operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Expenses
Operating expenses for Q1 2010 and Q1 2009 were as follows:

(In Millions)	Q1 2010	Q1 2009
Research and development	$1,564	$1,317
Marketing, general and administrative	$1,514	$1,198
Restructuring and asset impairment charges	$—	$74
Amortization of acquisition-related intangibles	$3	$2
Research and Development. R&D spending increased by $247 million, or 19%, in Q1 2010 compared to Q1 2009 primarily due to higher process development costs and higher profit-dependent compensation.
Marketing, General and Administrative. Marketing, general and administrative expenses increased $316 million, or 26%, in Q1 2010 compared to Q1 2009 primarily due to higher advertising expenses, including cooperative advertising expenses, higher profit-dependent compensation, and to a lesser extent, expenses related to our Wind River Software Group operating segment.
R&D, combined with marketing, general and administrative expenses, were 30% of net revenue in Q1 2010 (35% of net revenue in Q1 2009).
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by program for Q1 2010 and Q1 2009:

(In Millions)	Q1 2010	Q1 2009
2009 restructuring program	$—	$61
2006 efficiency program	—	13

Total restructuring and asset impairment charges	$—	$74

For further information, see “Note 16: Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	Q1 2010	Q1 2009
Equity method losses, net	$(35)	$(62)
Impairment charges	(4)	(10)

Total gains (losses) on equity method investments, net	$(39)	$(72)

We recognized lower equity method losses and lower impairment charges in Q1 2010 compared to Q1 2009. Our net equity method losses were primarily related to Clearwire LLC ($29 million loss in Q1 2010 and $7 million loss in Q1 2009) and Numonyx B.V. ($13 million gain in Q1 2010 and $23 million loss in Q1 2009).
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	Q1 2010	Q1 2009
Impairment charges	$(42)	$(69)
Gains on sales, net	83	1
Other, net	(33)	27

Total gains (losses) on other equity investments, net	$8	$(41)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We recognized higher gains on sales and lower impairment charges on our non-marketable equity investments in Q1 2010 compared to Q1 2009, partially offset by losses on equity derivatives in Q1 2010 compared to gains on other equity transactions in Q1 2009. Net gains on equity investments in Q1 2010 included a gain of $67 million on the sale of our investment in Micron.
Other losses in Q1 2010 primarily relate to the change in fair value of Micron equity options, which are intended to economically hedge a portion of our equity price risk associated with the Micron shares we expect to receive upon sale of Numonyx. See “Note 10: Non-Marketable Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	Q1 2010	Q1 2009
Interest income	$26	$72
Other, net	3	23

Total interest and other, net	$29	$95

We recognized lower interest income in Q1 2010 compared to Q1 2009 as a result of lower interest rates, partially offset by higher average investment balances. The average interest rate earned during Q1 2010 decreased by approximately 1.3 percentage points compared to Q1 2009. In addition, we recognized $25 million of fair value gains on our trading assets in Q1 2009.
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q1 2010	Q1 2009
Income before taxes	$3,446	$629
Provision for taxes	$1,004	$—
Effective tax rate	29.1%	—%
Our effective income tax rate in Q1 2010 was 29.1% compared to zero in Q1 2009. The impact of discrete items significantly reduced our effective tax rate in Q1 2009, primarily due to the settlement of various federal and state tax matters related to prior years. In addition, our estimated annual effective tax rate in Q1 2009 was significantly reduced as a result of a high percentage of profits in lower tax jurisdictions.
Business Outlook
Our future results of operations and the topics of other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular:
•	changes in business and economic conditions;
•	revenue and pricing;
•	gross margin and costs;
•	pending legal proceedings;
•	our effective tax rate;
•	marketing, general and administrative expenses;
•	our goals and strategies;
•	new product introductions;
•	plans to cultivate new businesses;
•	R&D expenses;
•	divestitures or investments;
•	net gains (losses) from equity investments;
•	interest and other, net;
•	capital spending;
•	depreciation; and
•	impairment of investments.

In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our expectations for the remainder of 2010 are provided below. The outlook does not include the gain expected from the sale of our investment in Numonyx. During the first quarter of 2010, we signed a definitive agreement with Micron and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. In exchange for our investment in Numonyx, we expect to receive approximately 67 million shares of Micron common stock, and issue a $72 million short-term payable. We have entered into equity options that economically hedge approximately 67% of the shares we expect to receive. The senior credit facility that is supported by Intel’s guarantee is expected to be repaid in full following the closing of this transaction. We expect that the transaction will close in the second quarter of 2010.
Q2 2010
•	Revenue: $10.2 billion, plus or minus $400 million.
•	Gross margin percentage: 64% plus or minus a couple percentage points.
•	Depreciation: approximately $1.1 billion.
•	Research and development plus marketing, general and administrative expenses: approximately $3.1 billion.
•	Net gains (losses) from equity method investments, gains (losses) on other equity investments, and interest and other: approximately zero.
Full Year 2010
•	Gross margin percentage: 64%, plus or minus a couple percentage points.
•	Depreciation: approximately $4.4 billion, plus or minus $100 million.
•	Research and development plus marketing, general and administrative expenses: $12.4 billion, plus or minus $100 million.
•	Research and development spending: approximately $6.4 billion.
•	Capital spending: $4.8 billion, plus or minus $100 million.
•	Tax rate: approximately 31% for the second, third, and fourth quarters. The estimated effective tax rate is based on tax law in effect as of March 27, 2010 and expected income.
Status of Business Outlook
We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media, and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-Q, including any such statements that are incorporated by reference in this Form 10-Q. At the same time, we will keep this Form 10-Q and our most current business outlook publicly available on our Investor Relations web site at www.intc.com. The public can continue to rely on the business outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the “Business Outlook” section and other forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.
From the close of business on May 28, 2010 until our quarterly earnings release is published, presently scheduled for July 13, 2010, we will observe a “quiet period.” During the quiet period, the “Business Outlook” section and other forward-looking statements first published in our Form 8-K filed on April 13, 2010, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources

	March 27,	Dec. 26,
(Dollars in Millions)	2010	2009
Cash and cash equivalents, trading assets, and short-term investments	$16,342	$13,920
Loans receivable and other long-term investments	$4,931	$4,528
Short-term and long-term debt	$2,382	$2,221
Debt as % of stockholders’ equity	5.6%	5.3%
In summary, our cash flows were as follows:

	Three Months Ended
	March 27,	March 28,
(In Millions)	2010	2009
Net cash provided by operating activities	$4,079	$378
Net cash provided by (used for) investing activities	(2,672)	409
Net cash used for financing activities	(406)	(601)

Net increase (decrease) in cash and cash equivalents	$1,001	$186

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations for the first quarter of 2010 was $4.1 billion, an increase of $3.7 billion compared to the first quarter of 2009, primarily due to higher operating income.
Changes in assets and liabilities as of March 27, 2010 compared to December 26, 2009 included the following:
•	Income taxes payable increased as our U.S. federal estimated income tax payment for the first quarter of 2010 is paid in the second quarter.
•	Accrued Compensation and Benefits decreased due to payout of 2009 profit-dependant compensation.
For the first quarter of 2010, our two largest customers accounted for 36% of net revenue (40% for the first quarter of 2009) with one of those customers accounting for 20% of our net revenue, and another customer accounting for 16% of our net revenue. These two largest customers accounted for 32% of net accounts receivable at March 27, 2010 (41% at December 26, 2009).
Investing Activities
The increase in cash used for investing activities in the first quarter of 2010, compared to the first quarter of 2009, was driven primarily by an increase in net purchases of available-for-sale investments and trading assets. These increases were partially offset by a decrease in capital expenditures due to the timing of the ramp of our latest silicon process technology.
Financing Activities
The decrease in cash used for financing activities in the first quarter of 2010, compared to the first quarter of 2009, was primarily due to an increase in short-term debt (drafts payable) in the first quarter of 2010 compared to a decrease in short-term debt (drafts payable) in the first quarter of 2009 and to a lesser extent proceeds from government grants. These increases were partially offset by higher dividend payments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity
Cash generated by operations is used as our primary source of liquidity. As of March 27, 2010, cash and cash equivalents, trading assets, and short-term investments totaled $16.3 billion. In addition to the $16.3 billion, we have $4.9 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio.
The credit quality of our investment portfolio remains high, and we continue to be able to invest in high-credit-quality investments. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better.
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first quarter of 2010 were $50 million, although no commercial paper remained outstanding as of March 27, 2010. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of March 27, 2010. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test, working capital requirements, and potential dividends, common stock repurchases, and acquisitions or strategic investments.
Fair Value of Financial Instruments
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. See “Note 4: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Credit risk is factored into the valuation of financial instruments that we measure and record at fair value on a recurring basis. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer’s credit risk and/or Intel’s credit risk is factored into the calculation of the fair value, as appropriate.
Marketable Debt Instruments
As of March 27, 2010, our assets measured and recorded at fair value on a recurring basis included $20.5 billion of marketable debt instruments. Of these instruments, $609 million was classified as Level 1, $19.1 billion as Level 2, and $745 million as Level 3.
Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the usage of observable market prices for identical securities that are traded in active markets. Management judgment was required to determine the levels at which sufficient volume and frequency of transactions are met for a market to be considered active. Our assessment of an active market for our marketable debt instruments generally takes into consideration four weeks of activity prior to the valuation date of each individual instrument, including the number of days each individual instrument trades and the average weekly trading volume in relation to the total outstanding amount of the issued instrument.
Of the $19.1 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 55% of the balance was classified as Level 2 due to the usage of a discounted cash flow model, approximately 35% due to the usage of non-binding market consensus prices that are corroborated with observable market data, and approximately 10% due to the usage of observable market prices for identical securities that are traded in less active markets.

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
Equity Securities
As of March 27, 2010, our portfolio of assets measured and recorded at fair value on a recurring basis included $926 million of marketable equity securities. Of these securities, $602 million was classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration activity during each week of the one-month period prior to the valuation date for individual securities, including the number of days individual equity securities trade and the average weekly trading volume in relation to the total outstanding shares of that security. The remaining marketable equity securities of $324 million were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security-specific restrictions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 2009. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of March 27, 2010 and December 26, 2009. Actual results may differ materially.
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
As of March 27, 2010, the fair value of our marketable equity securities and our equity derivative instruments, including hedging positions, was $910 million ($805 million as of December 26, 2009). Our marketable equity securities include our investment in Clearwire Corporation, carried at a fair market value of $261 million as of March 27, 2010. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 40% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $365 million, based on the value as of March 27, 2010 (a decrease in value of approximately $405 million, based on the value as of December 26, 2009 using an assumed loss of 50%). The decrease in the assumed loss percentage from December 26, 2009 to March 27, 2010 is due to lower expected overall equity market volatility.
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets and credit markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $843 million as of March 27, 2010 ($939 million as of December 26, 2009). As of March 27, 2010, the carrying amount of our non-marketable equity method investments was $2.4 billion ($2.5 billion as of December 26, 2009). A substantial majority of this balance as of March 27, 2010 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment of $1.6 billion in IMFT/IMFS ($1.6 billion as of December 26, 2009) and $466 million in Numonyx ($453 million as of December 26, 2009).
During the first quarter of 2010, we signed a definitive agreement with Micron and Numonyx under which Micron agreed to acquire Numonyx in an all-stock transaction. In exchange for our investment in Numonyx, we expect to receive approximately 67 million shares of Micron common stock. The value of the Micron common stock that we would receive upon the closing of the transaction is subject to equity market risk; however, we have entered into equity options that economically hedge approximately 67% of the shares we expect to receive. We expect that the transaction will close in the second quarter of 2010. For further information, see “Note 10: Non-Marketable Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 26, 2009.
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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 21: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation and regulatory matters, particularly with respect to competition. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products, precluding particular business practices, or requiring other remedies, such as compulsory licensing of intellectual property. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.
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
We have sales offices, R&D, manufacturing, and assembly and test facilities in many countries, and as a result, we are subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries, which could, in turn, harm our results of operations and financial condition, including:
•	security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;
•	health concerns;
•	natural disasters;
•	inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities, transportation, or telecommunications providers and supply chain interruptions;
•	differing employment practices and labor issues;
•	local business and cultural factors that differ from our normal standards and practices;
•	regulatory requirements and prohibitions that differ between jurisdictions; and
•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings.
In addition, although substantially all of our products are sold in U.S. dollars, we incur a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, as well as conduct certain investing and financing activities, in local currencies. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could harm our results and financial condition. In addition, changes in tariff and import regulations and in U.S. and non-U.S. monetary policies may harm our results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.
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
Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including:
•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;
•	adjustments to income taxes upon finalization of various tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;
•	changes in available tax credits;
•	changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and
•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
Any significant increase in our future effective tax rates could reduce net income for future periods.
Interest and other, net could be harmed by macroeconomic and other factors.
Factors that could cause interest and other, net in our consolidated condensed statements of operations to fluctuate include:
•	fixed-income, equity, and credit market volatility;
•	fluctuations in foreign currency exchange rates;
•	fluctuations in interest rates;
•	changes in the credit standing of financial instrument counterparties;
•	changes in our cash and investment balances; and
•	changes in our hedge accounting treatment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of March 27, 2010, $5.7 billion remained available for repurchase under the existing repurchase authorization.
We did not make any common stock repurchases under our authorized plan during the first quarter of 2010.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not considered common stock repurchases under our authorized plan.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/06

3.2	Intel Corporation Bylaws, as amended on May 19, 2009	8-K	000-06217	3.1	05/22/09

4.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.), dated as of December 16, 2005 (the “Convertible Note Indenture”)	10-K	000-06217	4.2	2/27/06

4.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Citibank, N.A. (the “Open-Ended Indenture”)	S-3ASR	333-132865	4.4	3/30/06

4.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/08

4.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/08

4.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	10-Q	000-06217	4.1	11/02/09

10.1**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/98

10.2	Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/03

10.3**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/04

10.4**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/04

10.5**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/04

10.6**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/04

10.7**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/04

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
10.8**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/04

10.9**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/05

10.10**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/06

10.11**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/06

10.12**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.2	5/8/06

10.13**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-06217	10.4	5/8/06

10.14**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/06

10.15**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.9	5/8/06

10.16**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.11	5/8/06

10.17**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/06

10.18**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/06

10.19**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions	10-Q	000-06217	10.5	5/2/08

10.20**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/06

10.21**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/06

10.22**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/06

10.23**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.1	7/6/06

10.24**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.2	7/6/06

10.25**	Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 to U.S. employees under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.7	7/6/06

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
10.26**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006)	8-K	000-06217	10.8	7/6/06

10.27**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Restricted Stock Units Granted to Paul S. Otellini on April 17, 2008 under the Intel Corporation 2006 Equity Incentive Plan (under the ELTSOP RSU Program)	8-K	000-06217	99.1	4/17/08

10.28**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.14	7/6/06

10.29**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.15	7/6/06

10.30**	Form of Stock Option Agreement with Continued Post-Retirement Exercisability	10-Q	000-06217	10.3	5/2/08

10.31**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.19	7/6/06

10.32**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program)	8-K	000-06217	10.20	7/6/06

10.33**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions and the Addition of the Ability to Change the Grant Agreement as Laws Change	10-Q	000-06217	10.6	5/2/08

10.34**	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after May 17, 2006)	8-K	000-06217	10.2	7/14/06

10.35**	Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini on January 18, 2007 under the Intel Corporation 2006 Equity Incentive Plan	10-K	000-06217	10.42	2/26/07

10.36**	Intel Corporation 2006 Equity Incentive Plan As Amended and Restated effective May 16, 2007	8-K	000-06217	10.1	5/16/07

10.37**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/07

10.38**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/99

10.39**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective January 1, 2006	S-8	333-141905	99.1	4/5/07

10.40**	First Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007	10-K	000-06217	10.37	2/20/08

10.41**	Second Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007	10-K	000-06217	10.38	2/20/08

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
10.42**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/05

10.43**	Listed Officer Compensation	10-Q	000-06217	10.1	5/3/07

10.44**	Intel Corporation 2006 Stock Purchase Plan, effective May 17, 2006	S-8	333-135178	99.1	6/21/06

10.45**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/09

10.46**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/14/06

10.47**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/07

10.48**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after March 27, 2009 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06217	10.1	04/30/09

10.49**	Standard International Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the standard OSU program)	10-Q	000-06217	10.2	04/30/09

10.50**	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the Intel Corporation 2006 Equity Incentive Plan	10-Q	000-06217	10.3	04/30/09

10.51**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated effective May 20, 2009	8-K	000-06217	10.1	05/22/09

10.52**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)	10-Q	000-06217	10.1	08/03/09

10.53**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the OSU program)	10-Q	000-06217	10.2	08/03/09

10.54**	Form of Notice of Grant — Restricted Stock Units	10-Q	000-06217	10.3	08/03/09

10.55**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after January 22, 2010 under the Intel Corporation Equity Incentive Plan (standard OSU program)	10-K	000-06217	10.48	02/22/10

10.56**	Intel Corporation Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after January 22, 2010 under the standard OSU program)	10-K	000-06217	10.49	02/22/10

10.57**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to A. Douglas Melamed on January 22, 2010 under the Intel Corporation 2006 Equity Incentive Plan (standard option program)	10-K	000-06217	10.50	02/22/10

10.58	Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/09

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

INTEL CORPORATION (Registrant)
Date: May 3, 2010	By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, and Principal Accounting Officer