Form 10-Q
period 2010-06-26
INTEL CORP
filed 2010-07-30
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2010.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 23, 2010
Common stock, $0.001 par value	5,568 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions, Except Per Share Amounts)	2010	2009	2010	2009

Net revenue	$10,765	$8,024	$21,064	$15,169
Cost of sales	3,530	3,945	7,300	7,852

Gross margin	7,235	4,079	13,764	7,317

Research and development	1,666	1,303	3,230	2,620
Marketing, general and administrative	1,584	2,695	3,098	3,893
Restructuring and asset impairment charges	—	91	—	165
Amortization of acquisition-related intangibles	4	2	7	4

Operating expenses	3,254	4,091	6,335	6,682

Operating income (loss)	3,981	(12)	7,429	635
Gains (losses) on equity method investments, net	76	(44)	37	(116)
Gains (losses) on other equity investments, net	117	(25)	125	(66)
Interest and other, net	11	31	40	126

Income (loss) before taxes	4,185	(50)	7,631	579

Provision for taxes	1,298	348	2,302	348

Net income (loss)	$2,887	$(398)	$5,329	$231

Basic earnings (loss) per common share	$0.52	$(0.07)	$0.96	$0.04

Diluted earnings (loss) per common share	$0.51	$(0.07)	$0.94	$0.04

Cash dividends declared per common share	$—	$—	$0.315	$0.28

Weighted average common shares outstanding:
Basic	5,563	5,595	5,546	5,584

Diluted	5,711	5,595	5,696	5,656

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 26,	Dec. 26,
(In Millions)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,514	$3,987
Short-term investments	6,715	5,285
Trading assets	6,074	4,648
Accounts receivable, net	2,430	2,273
Inventories	3,345	2,935
Deferred tax assets	1,206	1,216
Other current assets	1,180	813

Total current assets	26,464	21,157

Property, plant and equipment, net of accumulated depreciation of $31,472 ($30,597 as of December 26, 2009)	16,946	17,225
Marketable equity securities	916	773
Other long-term investments	3,947	4,179
Goodwill	4,481	4,421
Other long-term assets	4,937	5,340

Total assets	$57,691	$53,095

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$215	$172
Accounts payable	2,126	1,883
Accrued compensation and benefits	1,962	2,448
Accrued advertising	958	773
Deferred income on shipments to distributors	582	593
Income taxes payable	—	86
Other accrued liabilities	2,094	1,636

Total current liabilities	7,937	7,591

Long-term income taxes payable	174	193
Long-term debt	2,058	2,049
Long-term deferred tax liabilities	586	555
Other long-term liabilities	1,095	1,003
Contingencies (Note 23)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,567 shares issued and outstanding (5,523 as of December 26, 2009)	15,741	14,993
Accumulated other comprehensive income (loss)	231	393
Retained earnings	29,869	26,318

Total stockholders’ equity	45,841	41,704

Total liabilities and stockholders’ equity	$57,691	$53,095

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 26,	June 27,
(In Millions)	2010	2009
Cash and cash equivalents, beginning of period	$3,987	$3,350

Cash flows provided by (used for) operating activities:
Net income	5,329	231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,166	2,419
Share-based compensation	480	471
Restructuring, asset impairment, and net loss on retirement of assets	16	212
Excess tax benefit from share-based payment arrangements	(62)	—
Amortization of intangibles	124	137
(Gains) losses on equity method investments, net	(37)	116
(Gains) losses on other equity investments, net	(125)	66
Deferred taxes	2	116
Changes in assets and liabilities:
Trading assets	—	(20)
Accounts receivable	(147)	(226)
Inventories	(395)	927
Accounts payable	243	(664)
Accrued compensation and benefits	(513)	(695)
Income taxes payable and receivable	(23)	(39)
Other assets and liabilities	507	711

Total adjustments	2,236	3,531

Net cash provided by operating activities	7,565	3,762

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(1,976)	(2,490)
Acquisitions, net of cash acquired	(70)	—
Purchases of available-for-sale investments	(6,863)	(2,953)
Maturities and sales of available-for-sale investments	5,962	3,063
Purchases of trading assets	(4,791)	(881)
Maturities and sales of trading assets	3,571	1,545
Loans receivable	(439)	(243)
Investments in non-marketable equity investments	(169)	(124)
Return of equity method investments	99	239
Other investing activities	34	28

Net cash provided by (used for) investing activities	(4,642)	(1,816)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	43	(76)
Proceeds from government grants	79	—
Excess tax benefit from share-based payment arrangements	62	—
Proceeds from sales of shares through employee equity incentive plans	386	248
Repurchase and retirement of common stock	(219)	(79)
Payment of dividends to stockholders	(1,747)	(1,563)

Net cash used for financing activities	(1,396)	(1,470)

Net increase (decrease) in cash and cash equivalents	1,527	476

Cash and cash equivalents, end of period	$5,514	$3,826

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$—	$3
Income taxes, net of refunds	$2,359	$278
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
Note 3: Recent Accounting Standards
In October 2009, the Financial Accounting Standards Board (FASB) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the manner in which the arrangement consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.
In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance tangible products and certain software. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not affect our consolidated statements of operations or balance sheets.

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
Marketable Debt Instruments
Marketable debt instruments include instruments such as commercial paper, corporate bonds, government bonds, bank deposits, asset-backed securities, municipal bonds, and money market fund deposits. When we use observable market prices for identical securities that are traded in less active markets, we classify our marketable debt instruments as Level 2. When observable market prices for identical securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.
Our marketable debt instruments that are classified as Level 3 are classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate non-binding market consensus prices and non-binding broker quotes using available unobservable data.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of June 26, 2010 and December 26, 2009:

	June 26, 2010				December 26, 2009
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$3,964	$—	$3,964	$—	$2,919	$—	$2,919
Bank deposits	—	479	—	479	—	459	—	459
Money market fund deposits	195	—	—	195	48	—	—	48
Government bonds	367	296	—	663	—	—	—	—
Corporate bonds	—	21	—	21	—	—	—	—
Short-term investments:
Commercial paper	—	2,990	—	2,990	—	2,525	—	2,525
Corporate bonds	287	1,035	1	1,323	133	1,560	76	1,769
Government bonds	605	1,112	—	1,717	—	250	—	250
Bank deposits	—	671	—	671	—	697	—	697
Asset-backed securities	—	—	14	14	—	—	27	27
Money market fund deposits	—	—	—	—	—	17	—	17
Trading assets:
Commercial paper	—	940	—	940	—	882	—	882
Corporate bonds	126	919	—	1,045	80	1,005	45	1,130
Government bonds	104	2,470	—	2,574	—	1,351	—	1,351
Bank deposits	—	198	—	198	—	264	—	264
Asset-backed securities	—	—	398	398	—	—	618	618
Municipal bonds	—	382	—	382	—	390	—	390
Money market fund deposits	6	—	—	6	13	—	—	13
Marketable equity securities	6	525	—	531	—	—	—	—
Other current assets:
Marketable equity securities receivable	—	103	—	103	—	—	—	—
Derivative assets	—	268	—	268	—	136	—	136
Marketable equity securities	777	139	—	916	676	97	—	773
Other long-term investments:
Corporate bonds	202	857	94	1,153	366	1,329	248	1,943
Government bonds	141	2,380	—	2,521	17	1,948	—	1,965
Bank deposits	—	207	—	207	—	162	—	162
Asset-backed securities	—	—	66	66	—	—	109	109
Other long-term assets:
Loans receivable	—	544	—	544	—	249	—	249
Derivative assets	—	43	25	68	—	1	31	32

Total assets measured and recorded at fair value	$2,816	$20,543	$598	$23,957	$1,333	$16,241	$1,154	$18,728

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$325	$8	$333	$—	$112	$65	$177
Long-term debt	—	—	121	121	—	—	123	123
Other long-term liabilities:
Derivative liabilities	—	41	—	41	—	49	—	49

Total liabilities measured and recorded at fair value	$—	$366	$129	$495	$—	$161	$188	$349

Government bonds includes bonds issued or deemed to be guaranteed by non-U.S. governments, Federal Deposit Insurance Company (FDIC)-insured corporate bonds, U.S. agency securities, and U.S. Treasury securities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 26, 2010:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of March 27, 2010	$89	$656	$27	$(6)	$(121)
Total gains or losses (realized and unrealized):
Included in earnings	—	1	(2)	(1)	—	(2)
Included in other comprehensive income (loss)	3	1	—	—	—	4
Purchases, sales, issuances, and settlements, net	3	(180)	—	(1)	—

Balance as of June 26, 2010	$95	$478	$25	$(8)	$(121)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of June 26, 2010	$—	$2	$(2)	$(1)	$—	$(1)

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 26, 2009	$369	$754	$31	$(65)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	5	(6)	(2)	2	(3)
Included in other comprehensive income (loss)	1	6	—	—	—	7
Purchases, sales, issuances, and settlements, net	(116)	(287)	—	(1)	—
Transfers out of Level 3	(157)	—	—	60	—

Balance as of June 26, 2010	$95	$478	$25	$(8)	$(121)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of June 26, 2010	$—	$5	$(6)	$(2)	$2	$(1)
The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 27, 2009:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Government	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of March 28, 2009	$—	$226	$980	$22	$(42)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	—	1	16	(6)	8	(1)	18
Included in other comprehensive income (loss)	(6)	5	(12)	—	—	—	(13)
Purchases, sales, issuances, and settlements, net	250	145	(89)	1	—	—
Transfers in to Level 3	—	—	—	—	(14)	—
Transfers out of Level 3	—	(105)	—	—	—	—

Balance as of June 27, 2009	$244	$272	$895	$17	$(48)	$(124)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of June 27, 2009	$—	$1	$15	$(5)	$8	$(1)	$18

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Government	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 27, 2008	$—	$555	$1,083	$15	$(25)	$(122)
Total gains or losses (realized and unrealized):
Included in earnings	—	1	40	(5)	20	(2)	54
Included in other comprehensive income (loss)	(6)	(9)	(19)	—	—	—	(34)
Purchases, sales, issuances, and settlements, net	250	88	(209)	7	—	—
Transfers in to Level 3	—	—	—	—	(53)	—
Transfers out of Level 3	—	(363)	—	—	10	—

Balance as of June 27, 2009	$244	$272	$895	$17	$(48)	$(124)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of June 27, 2009	$—	$(3)	$39	$(4)	$20	$(2)	$50
For all periods presented, gains and losses (realized and unrealized) included in earnings were primarily reported in interest and other, net on the consolidated condensed statements of operations. During the three and six months ended June 26, 2010 and June 27, 2009, we transferred corporate bonds from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of these instruments. Our policy is to reflect transfers in and transfers out at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Fair Value Option for Financial Assets/Liabilities
We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of June 26, 2010, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the foreign denominated contractual principal balance. These loans receivable are classified within other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During the three and six months ended June 26, 2010, losses from fair value changes of our loans receivable were largely offset by gains from fair value changes of the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of operations. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for comparable companies and were insignificant during the three and six months ended June 26, 2010. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.
Under accounting standards effective in 2008, all of our non-convertible long-term debt was eligible at inception to be accounted for at fair value. However, we elected this fair value option only for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. We did not elect this fair value option for our Arizona bonds issued in 2005, since the bonds were carried at amortized cost and were not eligible to apply hedge accounting provisions due to the use of non-derivative hedging instruments. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated condensed balance sheets. As of June 26, 2010 and December 26, 2009, no other instruments were similar to the long-term debt instrument for which we elected fair value treatment.
As of June 26, 2010, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds and the related swap are recorded in interest and other, net on the consolidated condensed statements of operations. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the six months ended June 26, 2010, and the gains (losses) recorded during the three and six months ended June 26, 2010 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying				Three Months	Six Months
	Value as of	Fair Value Measured and Recorded Using			Ended	Ended
(In Millions)	June 26, 2010	Level 1	Level 2	Level 3	June 26, 2010	June 26, 2010
Non-marketable equity investments	$126	$—	$—	$130	$(17)	$(63)
Property, plant and equipment	$—	$—	$—	$—	$—	$—

Total gains (losses) for assets held as of June 26, 2010					$(17)	$(63)

Gains (losses) for property, plant and equipment assets no longer held					$(7)	$(40)

Total gains (losses) for recorded non-recurring measurement					$(24)	$(103)

The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the six months ended June 27, 2009, and the gains (losses) recorded during the three and six months ended June 27, 2009 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying				Three Months	Six Months
	Value as of	Fair Value Measured and Recorded Using			Ended	Ended
(In Millions)	June 27, 2009	Level 1	Level 2	Level 3	June 27, 2009	June 27, 2009
Non-marketable equity investments	$113	$—	$—	$115	$(39)	$(115)
Property, plant and equipment	$13	$—	$—	$15	$—	$(10)

Total gains (losses) for assets held as of June 27, 2009					$(39)	$(125)

Gains (losses) for non-marketable equity investments no longer held					$—	$(3)
Gains (losses) for property, plant and equipment assets no longer held					$(25)	$(52)

Total gains (losses) for recorded non-recurring measurement					$(64)	$(180)

The carrying value of our impaired non-marketable equity investments may not equal our fair value measurement at the time of impairment due to the subsequent recognition of equity method adjustments, and the carrying value of our impaired property, plant and equipment may not equal our fair value measurement at the time of impairment due to the subsequent recognition of depreciation expense.
A portion of our non-marketable equity investments were measured and recorded at fair value in the first six months of 2010 and 2009 due to events or circumstances that significantly impacted the fair value of these investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and differences in seniority and rights associated with the investees’ capital structure.
Additionally, certain of our property, plant and equipment were measured and recorded at fair value during the first six months of 2010 and 2009 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in impairment charges. Most of these asset impairments related to manufacturing assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We measure the fair value of our non-marketable equity investments, debt carried at amortized cost, and cost method loans receivable quarterly for disclosure purposes; however, they are recorded at fair value only if an impairment charge is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis as of June 26, 2010 and December 26, 2009 were as follows:

	June 26, 2010		December 26, 2009
	Carrying		Carrying
(In Millions)	Amount	Fair Value	Amount	Fair Value
Non-marketable equity investments	$2,777	$4,918	$3,411	$5,723
Loans receivable	$218	$218	$100	$100
Long-term debt	$2,094	$2,385	$2,083	$2,314
The carrying amount and fair value of loans receivable exclude $544 million of loans measured and recorded at fair value as of June 26, 2010 ($249 million as of December 26, 2009). The carrying amount and fair value of long-term debt excludes $121 million of long-term debt measured and recorded at fair value as of June 26, 2010 ($123 million as of December 26, 2009). The carrying amount and fair value of the current portion of long-term debt are included in long-term debt in the table above.
Our non-marketable equity investments as of December 26, 2009 included our investment in Numonyx B.V. We sold our ownership interest in Numonyx to Micron Technology, Inc. in the second quarter of 2010. As of December 26, 2009, the fair value was based on management’s assessment of Numonyx as of that date, therefore the value implied by the pending sale was not applicable to that assessment. For further information, see “Note 10: Non-Marketable Equity Investments.”
As of June 26, 2010, we had non-marketable equity investments in an unrealized loss position of $15 million that had a fair value of $135 million (unrealized loss position of $30 million on non-marketable equity investments with a fair value of $205 million as of December 26, 2009).
The fair value of our loans receivable is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. The fair value of our long-term debt takes into consideration variables such as credit-rating changes and interest rate changes.
Note 5: Trading Assets
Trading assets as of June 26, 2010 and December 26, 2009 were as follows:

	June 26,	Dec. 26,
(In Millions)	2010	2009
Marketable debt instruments	$5,543	$4,648
Marketable equity securities	531	—

Total trading assets	$6,074	$4,648

In the second quarter of 2010, we sold our ownership interest in Numonyx to Micron. The Micron shares we received in the transaction are classified as trading assets. For further information, see “Note 10: Non-Marketable Equity Investments.”
Net losses on marketable debt instruments classified as trading assets still held at the reporting date were $173 million in the second quarter of 2010 and $234 million in the first half of 2010 (gains of $59 million in the second quarter of 2009 and $82 million in the first half of 2009). Net gains on the related derivatives were $143 million in the second quarter of 2010 and $191 million in the first half of 2010 (losses of $27 million in the second quarter of 2009 and $13 million in the first half of 2009).
Net gains on marketable equity securities classified as trading assets still held at the reporting date, excluding the impacts of the related derivatives, were $38 million in the second quarter of 2010 and the first half of 2010 (gains of $36 million in the second quarter of 2009 and $7 million in the first half of 2009).

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 6: Available-for-Sale Investments
Available-for-sale investments as of June 26, 2010 and December 26, 2009 were as follows:

	June 26, 2010				December 26, 2009
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized		Adjusted	Unrealized	Unrealized
(In Millions)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Commercial paper	$6,955	$—	$(1)	$6,954	$5,444	$—	$—	$5,444
Government bonds	4,897	10	(6)	4,901	2,205	11	(1)	2,215
Corporate bonds	2,500	9	(12)	2,497	3,688	38	(14)	3,712
Bank deposits	1,356	1	—	1,357	1,317	1	—	1,318
Marketable equity securities	423	508	(15)	916	387	386	—	773
Money market fund deposits	195	—	—	195	65	—	—	65
Asset-backed securities	92	—	(12)	80	154	—	(18)	136

Total available-for-sale investments	$16,418	$528	$(46)	$16,900	$13,260	$436	$(33)	$13,663

Government bonds includes bonds issued or deemed to be guaranteed by non-U.S. governments, FDIC-insured corporate bonds, U.S. agency securities, and U.S. Treasury securities. Bank deposits were primarily issued by institutions outside the U.S. as of June 26, 2010 and December 26, 2009.
As of June 26, 2010, $18 million of the $46 million gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or more ($26 million as of December 26, 2009).
The amortized cost and fair value of available-for-sale debt investments as of June 26, 2010, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$11,828	$11,829
Due in 1–2 years	2,645	2,647
Due in 2–5 years	1,235	1,233
Instruments not due at a single maturity date	287	275

Total	$15,995	$15,984

Instruments not due at a single maturity date in the table above includes asset-backed securities and money market fund deposits.
We sold available-for-sale investments for proceeds of $44 million in the second quarter of 2010 and $337 million in the first half of 2010 ($32 million in the second quarter of 2009 and $62 million in the first half of 2009). The gross realized gains on sales of available-for-sale investments were $12 million in the second quarter of 2010 and $79 million in the first half of 2010 ($9 million in the second quarter of 2009 and $11 million in the first half of 2009) and were related to our sales of marketable equity securities. We determine the cost of an investment sold on an average cost basis at the individual security level. Impairment charges recognized on available-for-sale investments as well as gross realized losses were insignificant in the first half of 2010 and 2009.
The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions)	2010	2009	2010	2009
Net unrealized holding gains (losses) included in other comprehensive income (loss)	$(17)	$157	$134	$223
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$7	$(3)	$74	$(8)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 7: Inventories
Inventories at the end of each period were as follows:

	June 26,	Dec. 26,
(In Millions)	2010	2009
Raw materials	$407	$437
Work in process	1,637	1,469
Finished goods	1,301	1,029

Total inventories	$3,345	$2,935

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
Currency Exchange Rate Risk
We are exposed to currency exchange rate risk on our non-U.S.-dollar-denominated investments in debt instruments and loans receivable, which are generally hedged with offsetting currency forward contracts, currency options, or currency interest rate swaps. Substantially all of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the Japanese yen, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.
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
Equity Market Risk
Our marketable investments include marketable equity securities and equity derivative instruments. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activities. We may enter into transactions to reduce or eliminate the equity market risks for our investments in strategic equity derivative instruments, including warrants. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our equity market risk management program includes equity derivatives without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on other equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in interest and other, net.
In the second quarter of 2010, we sold our ownership interest in Numonyx to Micron for consideration consisting of shares of Micron. We have entered into equity options that economically hedge approximately two-thirds of the shares we received and expect to receive from the transaction. For further information, see “Note 10: Non-Marketable Equity Investments.”
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
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

	June 26,	Dec. 26,	June 27,
(In Millions)	2010	2009	2009
Currency forwards	$6,940	$5,732	$3,666
Embedded debt derivatives	3,600	3,600	1,600
Currency interest rate swaps	2,287	1,577	825
Interest rate swaps	2,156	1,698	763
Total return swaps	525	530	125
Equity options	511	50	34
Currency options	94	375	281
Other	68	80	64

Total	$16,181	$13,642	$7,358

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) were as follows:

	June 26	Dec. 26,	June 27,
(In Millions)	2010	2009	2009
Euro	$4,371	$3,330	$2,049
Japanese yen	2,412	1,764	656
Israeli shekel	712	707	657
British pound sterling	514	563	606
Chinese yuan	368	434	354
Malaysian ringgit	310	310	213
Other	634	576	237

Total	$9,321	$7,684	$4,772

We utilize a rolling hedge strategy for the majority of our currency forward contracts with cash flow hedge accounting designation that hedges exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of our currency forward contracts are settled at maturity with one cash-payment exchange.
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
Credit-Risk-Related Contingent Features
An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. As of June 26, 2010 and December 26, 2009, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.
Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments as of June 26, 2010 and December 26, 2009 were as follows:

	June 26, 2010				Dec. 26, 2009
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging instruments
Currency forwards	$29	$2	$144	$5	$81	$1	$20	$1
Other	2	—	—	—	1	—	4	—

Total derivatives designated as hedging instruments	$31	$2	$144	$5	$82	$1	$24	$1

Derivatives not designated as hedging instruments
Currency forwards	$77	$—	$16	$—	$40	$—	$11	$—
Interest rate swaps	—	—	110	—	—	—	81	—
Currency interest rate swaps	144	40	23	—	5	—	47	9
Embedded debt derivatives	—	—	—	36	—	—	—	39
Total return swaps	—	2	28	—	4	3	4	—
Equity options	12	7	8	—	—	8	5	—
Other	4	17	4	—	5	20	5	—

Total derivatives not designated as hedging instruments	$237	$66	$189	$36	$54	$31	$153	$48

Total derivatives	$268	$68	$333	$41	$136	$32	$177	$49

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Derivatives in Cash Flow Hedging Relationships
The before-tax effects of derivative instruments in cash flow hedging relationships for the three and six months ended June 26, 2010 and June 27, 2009 were as follows:

	Gains (Losses)
	Recognized in
	OCI on Derivatives		Gains (Losses) Reclassified from Accumulated
	(Effective Portion)		OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	Q2 2010	Q2 2009	Location	Q2 2010	Q2 2009
Currency forwards	$(126)	$65	Cost of sales	$8	$(12)
			Research and development	8	(17)
			Marketing, general and administrative	(1)	(10)
Other	3	(2)	Cost of sales	(1)	(3)

Total	$(123)	$63		$14	$(42)

	Gains (Losses)
	Recognized in
	OCI on Derivatives		Gains (Losses) Reclassified from Accumulated
	(Effective Portion)		OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	YTD 2010	YTD 2009	Location	YTD 2010	YTD 2009
Currency forwards	$(178)	$(59)	Cost of sales	$29	$(30)
			Research and development	17	(30)
			Marketing, general and administrative	6	(23)
Other	3	(7)	Cost of sales	(3)	(8)

Total	$(175)	$(66)		$49	$(91)

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the tables above. We estimate that we will reclassify approximately $50 million (before taxes) of net derivative losses included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was not a significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of operations were as follows:

		Three Months Ended		Six Months Ended
	Location of Gains (Losses)	June 26,	June 27,	June 26,	June 27,
(In Millions)	Recognized in Income on Derivative	2010	2009	2010	2009
Currency interest rate swaps	Interest and other, net	$144	$(21)	$226	$(5)
Currency forwards	Interest and other, net	108	(1)	143	(27)
Interest rate swaps	Interest and other, net	(33)	11	(46)	17
Total return swaps	Interest and other, net	(26)	(2)	(2)	1
Other	Interest and other, net	—	5	—	5
Equity options	Gains (losses) on other equity investments, net	50	—	15	3
Other	Gains (losses) on other equity investments, net	—	—	(4)	4

Total		$243	$(8)	$332	$(2)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 9: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

	June 26,	Dec. 26,
(In Millions)	2010	2009
Non-marketable equity method investments	$1,917	$2,472
Non-marketable cost method investments	860	939
Identified intangible assets	782	883
Non-current deferred tax assets	236	278
Loans receivable	644	249
Other	498	519

Total other long-term assets	$4,937	$5,340

Note 10: Non-Marketable Equity Investments
IMFT/IMFS
Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. As of June 26, 2010, we own a 49% interest in IMFT and a 43% interest in IMFS. Our investment in IMFT/IMFS was $1.6 billion as of June 26, 2010 and December 26, 2009. The IMFS fabrication facility is in its startup phase with initial production expected in 2011. Intel has made limited additional investments in the first half of 2010 and will assess any additional investments in IMFS based on market conditions. IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.
These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated our investment balance in IMFT/IMFS as of June 26, 2010. Our investment in these ventures is classified within other long-term assets. As of June 26, 2010, except for the amount due to IMFT/IMFS for product purchases and services, we did not incur any additional liabilities in connection with our interests in these joint ventures. In addition to the potential loss of our existing investment, our actual losses could be higher, as Intel and Micron are liable for other future operating costs and/or obligations of IMFT/IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT/IMFS’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $180 million during the second quarter of 2010 and approximately $365 million during the first half of 2010 (approximately $185 million during the second quarter of 2009 and approximately $395 million during the first half of 2009). The amount due to IMFT for product purchases and services provided was approximately $85 million as of June 26, 2010 (approximately $75 million as of December 26, 2009). During the first half of 2010, $97 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($218 million during the first half of 2009). In 2010, IMFT has increased its capital expenditures compared to 2009. The cash used for those capital expenditures reduced the amount of cash provided by IMFT to us as a return of equity method investment in the first half of 2010.
Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity that has the power to direct the activities of the venture that most significantly impact the venture’s economic performance and that has the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. We have determined that we do not have both of these characteristics and, therefore, we account for our interests using the equity method of accounting.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Numonyx
In 2008, we divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx. As of December 26, 2009, our investment balance in Numonyx was $453 million and was classified within other long-term assets. During the second quarter of 2010, we sold our ownership interest in Numonyx to Micron and recognized a gain on sale of $91 million, which is included in gains (losses) on equity method investments, net. In exchange for our investment in Numonyx we received 55.6 million shares of Micron common stock, with an additional 8.6 million shares held in escrow for 12 months after the sale, and we issued a $72 million short-term note payable. Subsequent to the end of the second quarter, we received approximately 2.3 million additional shares of Micron common stock in connection with the sale by Numonyx of a facility to STMicroelectronics, N.V. These additional 2.3 million shares and the 8.6 million shares that are held in escrow are classified as marketable equity securities receivable within other current assets. The Micron shares we received are classified within trading assets. We have entered into equity options that economically hedge approximately two-thirds of the shares we received and expect to receive.
In 2008, Numonyx entered into an unsecured, four-year senior credit facility of up to $550 million, consisting of a $450 million term loan and a $100 million revolving loan. Intel and STMicroelectronics had each provided the lenders with a guarantee of 50% of the payment obligations of Numonyx under the senior credit facility. The Numonyx senior credit facility that was supported by our guarantee was repaid in connection with the closing of Micron’s acquisition of Numonyx.
SMART
We hold an equity interest in SMART Technologies, Inc. Subsequent to the end of the second quarter of 2010, SMART completed an initial public offering of shares approved for listing on the NASDAQ Global Select Market*. We sold approximately 10 million of our 27.5 million shares in the secondary offering. As a result of that sale, we expect to recognize a gain of approximately $175 million that will be included in gains (losses) on equity method investments, net in the third quarter of 2010.
Note 11: Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net included:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions)	2010	2009	2010	2009
Equity method losses, net	$(9)	$(41)	$(44)	$(103)
Impairment charges	(6)	(3)	(10)	(13)
Other, net	91	—	91	—

Total gains (losses) on equity method investments, net	$76	$(44)	$37	$(116)

During the second quarter of 2010, we recognized a gain of $91 million on the sale of our ownership interest in Numonyx, included in “other, net” in the table above. For further information, see “Note 10: Non-Marketable Equity Investment.”
Note 12: Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net included:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions)	2010	2009	2010	2009
Impairment charges	$(11)	$(36)	$(53)	$(105)
Gains on sales, net	20	9	103	10
Other, net	108	2	75	29

Total gains (losses) on other equity investments, net	$117	$(25)	$125	$(66)

“Other, net” for the three and six months ended June 26, 2010 is primarily related to fair value gains on the equity interest in Micron we received from the sale of our ownership interest in Numonyx and gains on equity options established prior to the Numonyx sale that economically hedge a portion of our Micron equity interest. For further information, see “Note 10: Non-Marketable Equity Investments.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 13: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions)	2010	2009	2010	2009
Interest income	$29	$38	$55	$110
Other, net	(18)	(7)	(15)	16

Total interest and other, net	$11	$31	$40	$126

Note 14: Goodwill
Net goodwill activity for the first half of 2010 was as follows:

			Other Intel
			Architecture	Other
	PC Client	Data Center	Operating	Operating
(In Millions)	Group	Group	Segments	Segments	Total
Goodwill
December 26, 2009	$2,220	$1,459	$507	$235	$4,421
Additions due to business combinations	14	—	25	21	60

June 26, 2010	$2,234	$1,459	$532	$256	$4,481

During the first half of 2010, we completed two acquisitions. The goodwill recognized from these acquisitions was assigned to our Software and Services Group, our Ultra-Mobility Group, our PC Client Group, and our Embedded and Communications Group. Our Software and Services Group is included in the other operating segments category in the table above while our Ultra-Mobility Group and our Embedded and Communications Group are both included in the other Intel architecture operating segments category.
No goodwill was impaired during the first half of 2010 and 2009, and the accumulated impairment losses as of December 26, 2009 and June 26, 2010 were $713 million: $355 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $79 million associated with other Intel architecture operating segments.
Note 15: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of June 26, 2010 and December 26, 2009:

	June 26, 2010
	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,203	$(691)	$512
Acquisition-related developed technology	168	(62)	106
Other intangible assets	217	(53)	164

Total identified intangible assets	$1,588	$(806)	$782

	Dec. 26, 2009
	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,190	$(616)	$574
Acquisition-related developed technology	166	(34)	132
Other intangible assets	509	(332)	177

Total identified intangible assets	$1,865	$(982)	$883

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We recorded the amortization of identified intangible assets on the consolidated condensed statements of operations as cost of sales, amortization of acquisition-related intangibles, or a reduction of revenue. The amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions)	2010	2009	2010	2009
Intellectual property assets	$37	$38	$75	$74
Acquisition-related developed technology	$14	$1	$28	$3
Other intangible assets	$12	$36	$21	$60
Based on the identified intangible assets that are subject to amortization as of June 26, 2010, we expect future amortization expense to be as follows:

	Remainder
(In Millions)	of 2010	2011	2012	2013	2014
Intellectual property assets	$74	$97	$86	$69	$59
Acquisition-related developed technology	$27	$46	$24	$9	$—
Other intangible assets	$11	$28	$31	$30	$21
Note 16: Restructuring and Asset Impairment Charges
The following table summarizes restructuring and asset impairment charges by program:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions)	2010	2009	2010	2009
2009 restructuring program	$—	$88	$—	$149
2006 efficiency program	—	3	—	16

Total restructuring and asset impairment charges	$—	$91	$—	$165

The 2006 efficiency program was completed in 2009.
2009 Restructuring Program
In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations. These plans included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. The 2009 restructuring program is complete. Restructuring and asset impairment charges were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions)	2010	2009	2010	2009
Employee severance and benefit arrangements	$—	$88	$—	$142
Asset impairment charges	—	—	—	7

Total restructuring and asset impairment charges	$—	$88	$—	$149

The following table summarizes the restructuring activity for the 2009 restructuring program during the first half of 2010:

Employee
Severance and
(In Millions)	Benefits
Accrued restructuring balance as of December 26, 2009	$26
Additional accruals	—
Adjustments	—
Cash payments	(26)
Non-cash settlements	—

Accrued restructuring balance as of June 26, 2010	$—

Under the 2009 restructuring program, we incurred $208 million of charges related to employee severance and benefit arrangements for approximately 6,500 employees.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 17: Borrowings
In 2005, we issued $1.6 billion of junior subordinated convertible debentures (the 2005 debentures) due in 2035. The conversion rate for the 2005 debentures adjusts for certain events outlined in the indenture governing the debentures, such as quarterly dividend distributions in excess of $0.10 per share. As of June 26, 2010, the conversion rate was 32.52 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $30.75 per share of common stock. As of December 26, 2009, the conversion rate was 32.12 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $31.14 per share of common stock.
Note 18: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (2006 Plan), 428 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 253 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of June 26, 2010, 189 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 240 million shares of common stock available for issuance through August 2011. As of June 26, 2010, 147 million shares were available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
Share-based compensation recognized in the second quarter of 2010 was $232 million and $480 million for the first half of 2010 ($258 million in the second quarter of 2009 and $471 million for the first half of 2009).
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

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Estimated values	$22.56	$14.59	$22.71	$14.54
Risk-free interest rate	1.1%	0.9%	1.1%	0.9%
Dividend yield	2.6%	3.5%	2.6%	3.5%
Volatility	n/a	46%	30%	46%
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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009	2010	2009
Estimated values	$4.87	$4.73	$4.83	$4.72	$4.57	$3.82
Expected life (in years)	4.7	4.7	5.0	4.9	0.5	0.5
Risk-free interest rate	2.5%	1.8%	2.6%	1.8%	0.2%	0.4%
Volatility	27%	46%	28%	46%	32%	54%
Dividend yield	2.6%	3.5%	2.7%	3.6%	3.2%	4.2%
Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units for the first half of 2010 was as follows:

		Weighted
		Average Grant-
	Number of	Date Fair
(In Millions, Except Per Share Amounts)	Shares	Value
December 26, 2009	105.4	$17.03
Granted	30.8	$22.71
Vested	(31.3)	$17.50
Forfeited	(1.9)	$17.35

June 26, 2010	103.0	$18.58

The aggregate fair value of awards that vested during the first half of 2010 was $746 million, which represents the market value of Intel common stock on the date that the restricted stock units vest. The grant date fair value of awards that vested during the first half of 2010 was $548 million. The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of June 26, 2010, three million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Activity with respect to outstanding stock options for the first half of 2010 was as follows:

		Weighted
	Number of	Average
(In Millions, Except Per Share Amounts)	Shares	Exercise Price
December 26, 2009	451.3	$25.08
Grants	19.7	$23.34
Exercises	(12.0)	$18.70
Cancellations and forfeitures	(7.2)	$26.65
Expirations	(42.6)	$60.56

June 26, 2010	409.2	$21.46

Options exercisable as of:
December 26, 2009	297.7	$28.44
June 26, 2010	259.0	$22.79
During the first half of 2010, the aggregate intrinsic value of stock option exercises was $54 million, which represents the difference between the exercise price and the value of Intel common stock at the time of exercise.
Stock Purchase Plan
Employees purchased 9.8 million shares in the first half of 2010 (22.3 million shares in the first half of 2009) for $161 million ($247 million in the first half of 2009) under the 2006 Stock Purchase Plan.
Note 19: Common Stock Repurchases
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first half of 2010, we withheld 9.2 million shares (5.2 million shares during the first half of 2009) to satisfy $219 million ($79 million during the first half of 2009) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 20: Earnings (Loss) Per Share
We computed our basic and diluted earnings (loss) per common share as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions, Except Per Share Amounts)	2010	2009	2010	2009
Net income (loss) available to common stockholders	$2,887	$(398)	$5,329	$231

Weighted average common shares outstanding — basic	5,563	5,595	5,546	5,584
Dilutive effect of employee equity incentive plans	96	—	98	21
Dilutive effect of convertible debt	52	—	52	51

Weighted average common shares outstanding — diluted	5,711	5,595	5,696	5,656

Basic earnings (loss) per common share	$0.52	$(0.07)	$0.96	$0.04

Diluted earnings (loss) per common share	$0.51	$(0.07)	$0.94	$0.04

We computed our basic earnings (loss) per common share using net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. We computed diluted earnings (loss) per common share using net income (loss) available to common stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Net income (loss) available to participating securities was insignificant for all periods presented.
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for the 2005 debentures. However, as our 2009 debentures, which were issued during the third quarter of 2009, require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares are determined by applying the treasury stock method for these debentures.
Due to our net loss in the second quarter of 2009, the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, the assumed issuance of common stock under the stock purchase plan, and the assumed conversion of our 2005 debentures had an anti-dilutive effect. If we had recognized net income in the second quarter of 2009, the dilutive effect of employee equity incentive plans would have been 32 million shares and the dilutive effect of convertible debt would have been 51 million shares.
For the second quarter of 2010, we excluded 118 million outstanding weighted average stock options (152 million for the first half of 2010) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (578 million for the first half of 2009). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. We also excluded our 2009 debentures from the calculation of diluted earnings per common share because the conversion option of these debentures was anti-dilutive. In the future, we could have potentially dilutive shares if the average market price is above the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 21: Comprehensive Income (Loss)
The components of total comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions)	2010	2009	2010	2009
Net income (loss)	$2,887	$(398)	$5,329	$231
Change in net unrealized holding gain (loss) on available-for-sale investments	(16)	101	38	147
Change in deferred tax asset valuation allowance	(6)	40	28	51
Change in net unrealized holding gain (loss) on derivatives	(109)	85	(174)	31
Change in net prior service costs	(40)	—	(40)	—
Change in net actuarial losses	(12)	11	(14)	11

Total comprehensive income (loss)	$2,704	$(161)	$5,167	$471

The change in deferred tax asset valuation allowance was primarily attributed to changes in unrealized holding gains on our available-for-sale investments. This amount will be relieved as these investments are sold or mature. The changes in net prior service costs are a result of the recognition in the second quarter of 2010 of an amendment to the U.S. Sheltered Employee Retirement Medical Account (SERMA). The amendment allows participants to use their SERMA credits to purchase health insurance in plans not sponsored by Intel.
The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

	June 26,	Dec. 26,
(In Millions)	2010	2009
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$299	$261
Accumulated net change in deferred tax asset valuation allowance	174	146
Accumulated net unrealized holding gain (loss) on derivatives	(34)	140
Accumulated net prior service costs	(37)	3
Accumulated net actuarial losses	(170)	(156)
Accumulated transition obligation	(1)	(1)

Total accumulated other comprehensive income (loss)	$231	$393

As of June 26, 2010 and December 26, 2009, accumulated unrealized non-credit-related other-than-temporary impairment losses on available-for-sale debt instruments were insignificant.
Note 22: Taxes
The European Commission (EC) fine incurred in the second quarter of 2009 is not tax deductible. For further information on the EC fine, see “Note 23: Contingencies.” The EC fine of $1.447 billion, with no associated reduction in the provision for taxes, significantly impacted our effective tax rate for the three and six months ended June 27, 2009. As the EC fine was not deductible, we recognized a provision for taxes in the second quarter of 2009 despite a net loss before taxes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 23: Contingencies
Legal Proceedings
We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable rulings could include substantial money damages, and in matters for which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies such as compulsory licensing of intellectual property. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial position, and overall trends. It is also possible that we could conclude it is in the best interests of our stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments; however, we have not reached this conclusion with respect to any particular matter at this time. Except as may be otherwise indicated, the outcomes in these matters are not reasonably estimable.
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
In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area (EEA) Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine on us in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative on the consolidated condensed statements of operations.
The EC decision exceeds 500 pages in length and does not contain specific direction on whether or how we should modify our business practices. Instead, the decision states that we should “cease and desist” from further conduct that, in the EC’s opinion, would violate applicable law. We have taken steps, which are subject to the EC’s ongoing review, to comply with that decision pending appeal. We opened discussions with the EC to better understand the decision and to explain changes to our business practices. Based on our current understanding and expectations, we do not believe any such changes will be material to our financial position, results, or cash flows. We strongly disagree with the EC’s decision, and we have appealed the decision to the Court of First Instance (which has been renamed as the General Court under a new treaty) in July 2009. The Court requested and we filed a shorter version of our brief in September 2009. The EC filed its answer in March 2010. On July 8, 2010, we filed our reply brief in support of the appeal. The General Court’s decision, after additional briefing and oral argument, is expected in 2012.

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
In December 2009, the N.Y. Attorney General’s Staff served a subpoena on us. That subpoena calls for production of documents and information relating to various aspects of our notebook computer business, including products that offer graphics capabilities and/or potentially compete with graphic processing units (GPUs). It also calls for production of all documents concerning our notebook computer business that we previously produced to other U.S. and foreign antitrust agencies in connection with other antitrust investigations. In March 2010, we reached an agreement with the N.Y. Attorney General’s Staff to narrow the scope of our production. In April 2010, the plaintiff filed a motion asking the District Court to adopt its proposed pretrial and trial schedule. Intel opposed the motion and proposed an alternative schedule. The motion is pending before the District Court. In June 2010, Intel certified its substantial compliance with the subpoena.
In June 2008, the U.S. Federal Trade Commission (FTC) announced a formal investigation into our sales practices. In June 2009, the FTC staff asked for additional information and testimony by some Intel witnesses. Settlement discussions were unsuccessful. In December 2009, three FTC Commissioners voted to issue an administrative complaint alleging that we had violated Section 5 of the FTC Act by engaging in unfair methods of competition and unfair acts or practices in markets for CPUs and GPUs. This administrative proceeding was assigned to Chief Administrative Law Judge Chappell. Any initial decision rendered by Judge Chappell can be appealed to the Commissioners by both the FTC staff supporting the complaint and by us. If the FTC ultimately issues a decision adverse to us, the decision can be appealed to a Federal Circuit Court of Appeal of our choosing. We disagree with the FTC’s allegations and claims, and intend to conduct a vigorous defense. In June 2010, Intel and lawyers for the FTC filed a joint motion to withdraw the matter from adjudication until July 22, 2010 for the purpose of negotiating and finalizing a proposed consent agreement that would resolve the administrative complaint issued by the FTC. The FTC subsequently extended the withdrawal date to August 6, 2010. Any consent agreement is subject to final approval by both Intel and a majority of the four FTC Commissioners hearing this matter.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In addition, at least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against Intel by AMD in June 2005 in United States District Court for the District of Delaware (AMD litigation). Like that AMD lawsuit, these class action suits allege that Intel engaged in various actions in violation of the Sherman Act and other laws, by, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware, and the Court has appointed a Special Master to address issues in the litigation as assigned by the Court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation. The putative class in the coordinated actions also moved for certification of a class of members who purchased certain personal computers containing products sold by Intel. On July 28, 2010, the Special Master issued a Report and Recommendation denying the motion to certify a class. Under the Court’s rules, the plaintiffs must request review of this Report and Recommendation by the District Judge or it will become the Court’s ruling. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the Court in the California actions has agreed to delay ruling on this motion until after the Delaware Federal Court rules on the similar motion in the coordinated actions. We dispute the class action claims and intend to defend the lawsuits vigorously.
Antitrust Derivative Litigation and Related Matters
In February 2008, Martin Smilow filed a putative stockholder derivative action in the United States District Court for the District of Delaware against members of our Board of Directors. The complaint alleged generally that the Board allowed the company to violate antitrust and other laws, as alleged in the AMD litigation and that those alleged Board-sanctioned activities harmed the company. The complaint repeated many of the allegations made in the AMD litigation and referenced various investigations by the EC, KFTC, and others. In February 2008, Evan Tobias filed a putative stockholder derivative suit in the same court against the Board containing many of the same allegations as the Smilow suit. In July 2008, the District Court ordered Smilow and Tobias to file a single, consolidated complaint. An amended consolidated complaint was filed in August 2008. In June 2009, the court granted the defendants’ motion to dismiss the plaintiffs’ consolidated complaint, with prejudice. In July 2009, Smilow and the Rosenfeld Family Foundation made a demand to inspect certain of our books and records pursuant to Section 220 of the Delaware General Corporation Law, and in November 2009, Smilow and the Rosenfeld Family Foundation filed an action in Delaware Chancery Court to enforce that demand.
In June 2008, Christine Del Gaizo, filed a putative stockholder derivative suit in the Santa Clara County Superior Court against the Board, a former director of the Board, and six of our officers containing many of the same allegations as the Smilow/Tobias stockholder derivative suit. In August 2008, the Santa Clara County Superior Court entered a stipulated order staying the Del Gaizo action pending further order of the court.
In November 2009, Charles Gilman filed a putative stockholder derivative suit in the United States District Court for the District of Delaware against certain current Intel Board members as well as three former Board members. In December 2009, the Louisiana Municipal Police Employee Retirement System (LMPERS) filed a putative stockholder derivative suit in the same court against the same defendants. In January 2010, the District Court ordered Gilman and LMPERS to file a single, consolidated complaint under the name In re Intel Corp. Derivative Litigation. An amended consolidated complaint was filed in February 2010, which makes many of the same allegations raised in the Smilow/Tobias and Del Gaizo suits, and additionally cites a number of excerpts from the EC’s decision, points to the settlement of the AMD litigation as supposed evidence of damage to Intel, and incorporates by reference all of the allegations made in the lawsuit filed against us by the State of New York and all of the allegations made in the administrative complaint action filed against us by the FTC.
In March 2010, Alan Paris filed a putative stockholder derivative suit in Santa Clara County Superior Court against certain current Intel Board members as well as three former Board members. Paris’s complaint makes many of the same allegations raised in In re Intel Corp. Derivative Litigation.
In May 2010, we entered into a stipulation of settlement to resolve all of the foregoing stockholder derivative litigation and related matters, except for the Del Gaizo lawsuit which we intend to continue defending vigorously. The settlement was approved by the Delaware District Court in July 2010. Pursuant to the Delaware District Court’s scheduling order, we provided notice of the settlement to Intel stockholders in June 2010. The settlement agreement did not significantly impact our results of operations or cash flows.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Lehman Matter
In November 2009, representatives of Lehman Brothers Holdings Inc. (“Lehman”) advised us informally that the Lehman bankruptcy estate was considering a claim against us arising from a 2008 contract between Intel and Lehman Brothers OTC Derivatives Inc. (“Lehman OTC”). Under the terms of the 2008 contract, Intel prepaid $1.0 billion to Lehman OTC, in exchange for which Lehman OTC was required to purchase and deliver to Intel the number of shares of Intel common stock that could be purchased for $1.0 billion, at the volume-weighted average price for the period August 26, 2008 to September 26, 2008. Lehman OTC’s performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, Lehman OTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. Lehman failed to deliver any shares of our common stock, and we foreclosed on the $1.0 billion collateral. No specific information has been provided by Lehman regarding the nature or scope of the potential claims, other than that Lehman contends it suffered damages ranging between $130 million to $380 million. In February 2010, Lehman served a subpoena on us in connection with this transaction, but Lehman has not initiated any action against us to date. We believe that we acted appropriately under our agreement with Lehman OTC, and we intend to defend any claim to the contrary.
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
Note 24: Operating Segment Information
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
Our PC Client Group and our Data Center Group are reportable operating segments. We also aggregate and disclose the financial results of the following non-reportable operating segments, whose product lines are based on Intel® architecture: Embedded and Communications Group, Digital Home Group, and Ultra-Mobility Group. These non-reportable operating segments are aggregated, as they have similar economic characteristics and their operations are similar in nature. These aggregated operating segments do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have chosen to disclose the aggregation of these non-reportable operating segments into the “other Intel architecture operating segments” category. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:
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
In the second quarter of 2009, we incurred charges of $1.447 billion as a result of the fine from the EC, see “Note 23: Contingencies.” This charge was included in the “corporate” category. Additionally, the corporate category includes expenses and charges such as:
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
Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(In Millions)	2010	2009	2010	2009
Net revenue
PC Client Group
Microprocessor revenue	$6,155	$4,567	$12,068	$8,816
Chipset, motherboard, and other revenue	1,684	1,432	3,445	2,544

	7,839	5,999	15,513	11,360

Data Center Group
Microprocessor revenue	1,797	1,208	3,349	2,220
Chipset, motherboard, and other revenue	317	276	636	528

	2,114	1,484	3,985	2,748
Other Intel architecture operating segments	417	328	792	654
Other operating segments	386	172	755	321
Corporate	9	41	19	86

Total net revenue	$10,765	$8,024	$21,064	$15,169

Operating income (loss)
PC Client Group	$3,428	$1,297	$6,571	$1,998
Data Center Group	1,064	434	1,899	700
Other Intel architecture operating segments	(18)	(60)	(47)	(136)
Other operating segments	(21)	(35)	(42)	(188)
Corporate	(472)	(1,648)	(952)	(1,739)

Total operating income (loss)	$3,981	$(12)	$7,429	$635

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 26, 2010 to the three and six months ended June 27, 2009.

•	Business Outlook. Our expectations for selected financial items for the third quarter of 2010 and the 2010 full year.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of July 30, 2010.
Overview
Our results of operations were as follows:

(In Millions)	Q2 2010	Q1 2010	Q2 2009
Net revenue	$10,765	$10,299	$8,024
Gross margin	$7,235	$6,529	$4,079
Operating income (loss)	$3,981	$3,448	$(12)
Net income (loss)	$2,887	$2,442	$(398)
Our financial results for the second quarter of 2010 were a result of a strong product mix with the continued ramp of our new 32-nanometer microprocessor products, and continued declines in unit cost. Our revenue growth continued and the second quarter out-performed seasonal patterns in each of our geographic regions. Additionally, our second quarter results set quarterly records for revenue of $10.8 billion, gross margin of 67%, operating income of $4.0 billion, and diluted earnings per share of $0.51.
Our second quarter revenue of $10.8 billion increased 5% from the first quarter of 2010. Microprocessor unit sales and microprocessor average selling prices were up slightly in the second quarter compared to the first quarter due to strength in our server market segment and sales of our new 32-nanometer notebook microprocessors. Demand from the enterprise and small business market segments for richer configurations drove an improved mix in our server and PC business. We also continue to see PC sales driven by consumer purchases, particularly notebooks.
In the second quarter, we built additional inventory as we ramped our new 32-nanometer products in anticipation of a seasonally stronger second half of the year. We are comfortable with inventory levels across the supply chain.
Our overall gross margin percentage for the second quarter was better than expected, setting a new quarterly record. Compared to the first quarter, our second quarter gross margin percentage increased due to lower platform (microprocessor and chipset) unit cost, higher platform revenue, and lower start-up costs, partially offset by fewer sales of previously written-off inventory. Our third quarter gross margin percentage is expected to be approximately flat to the second quarter, with higher inventory write-offs of our microprocessor products not yet qualified for sale, partially offset by higher platform revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our process technology is, and will continue to be, a very important source of differentiation and earnings power for the company. We continue to execute on our “tick-tock” technology development cadence and have accelerated our 32-nanometer factory ramp. As a result of the accelerated ramp, we have raised our 2010 capital spending outlook by $400 million, enabling us to meet the anticipated demand of our new 32 nanometer process technology products based on our new microarchitecture, code named Sandy Bridge, which we expect to introduce later in 2010.
From a financial condition perspective, we ended the second quarter of 2010 with an investment portfolio of $17.8 billion, consisting of cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets. The cash generating power of our business was evident in the first half of 2010 with $7.6 billion of cash from operations. During the first half of 2010, we returned $1.7 billion to stockholders through dividends, and in July, our Board of Directors declared a dividend of $.1575 per common share to be paid in September.
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
We believe that the trend of mobile microprocessor unit growth outpacing the growth in desktop microprocessor units will continue and that the demand for mobile microprocessors will result in the increased development of products with form factors and uses that require low-power microprocessors. We also believe that these products will result in demand that is incremental to that of microprocessors designed for notebook and desktop computers, as a growing number of households have multiple devices for different computing functions. Our silicon and manufacturing technology leadership allows us to develop low-power microprocessors for these and other new uses and form factors. We believe that Intel® AtomTM processors give us the ability to extend Intel® architecture and drive growth in new market segments, including a growing number of products that require processors specifically designed for embedded applications, handhelds, consumer electronics devices, tablets, and netbooks. We expect that our Intel Atom Developer Program will spur new applications that run on products using Intel Atom processors, which will expedite our growth strategy in these new market segments. The common elements for products in these new market segments are low power consumption and the ability to access the Internet.
We are also focusing on the development of a new highly scalable, many-core architecture aimed at parallel processing, the simultaneous use of multiple cores to execute a computing task. This architecture will initially be used as a software development platform for throughput computing (the need for large amounts of computing performance consistently over a long period of time). Over time, this architecture may be utilized in the development of products for scientific and professional workstations as well as high-performance computing applications.
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
Critical Accounting Estimates
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated condensed financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:
•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments, which impact gains (losses) on equity method investments, net, or gains (losses) on other equity investments, net when we record impairments;

•	the assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation;

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes; and

•	the valuation of inventory, which impacts gross margin.
Below, we discuss these policies further, as well as the estimates and judgments involved.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Non-Marketable Equity Investments
We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $2.8 billion as of June 26, 2010 ($3.4 billion as of December 26, 2009). The majority of this balance as of June 26, 2010 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) of $1.6 billion ($1.6 billion as of December 26, 2009). For further information, see “Note 10: Non-Marketable Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Our non-marketable equity investments are recorded using adjusted cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified within other long-term assets on the consolidated condensed balance sheets.
Non-marketable equity investments are inherently risky, and their success is dependent on product development, market acceptance, operational efficiency, other key business factors, and the ability of the investee companies to raise additional funds in financial markets that can be volatile. The companies could fail, or not be able to raise additional funds when the funds are needed or they may receive lower valuations, with less favorable investment terms than in previous financings. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.
We determine the fair value of our non-marketable equity investments quarterly for disclosure purposes; however, the investments are recorded at fair value only if an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which may include one or multiple discounted cash flow scenarios and requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; expenses, capital spending, and other costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, expenses, capital spending, and other costs are developed by the investee and/or Intel using historical data and available market data. The valuation of our non-marketable investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and differences in seniority and rights associated with the investees’ capital structure.
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
If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $17 million in the second quarter of 2010 ($63 million in the first half of 2010). Over the past 12 quarters, including the second quarter of 2010, impairments of non-marketable equity investments ranged from $11 million to $896 million per quarter. This range included impairments of $896 million during the fourth quarter of 2008, primarily related to a $762 million impairment charge on our investment in Clearwire Communications, LLC (Clearwire LLC).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
IMFT/IMFS
IMFT and IMFS are variable interest entities that are designed to manufacture and sell NAND products to Intel and Micron Technology, Inc. at manufacturing cost. We determine the fair value of our investment in IMFT/IMFS using the income approach based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business, which requires the use of unobservable inputs. Unobservable inputs that require us to make our most difficult and subjective judgments are the estimates for projected revenue and discount rate. Changes in management estimates for these unobservable inputs have the most significant effect on the fair value determination. We have not had an other-than-temporary impairment on our investment in IMFT/IMFS. It is reasonably possible that the estimates used in the fair value determination could change in the near term, which could result in an impairment of our investment.
Long-Lived Assets
We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as goodwill; intangible assets; and property, plant and equipment are considered non-financial assets, and are recorded at fair value only if an impairment charge is recognized.
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the second quarter of 2010, impairments and accelerated depreciation of long-lived assets ranged from $10 million to $300 million per quarter.
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
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of June 26, 2010, our work-in-process inventory totaled $1.6 billion and finished goods inventory totaled $1.3 billion. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - Second Quarter of 2010 Compared to Second Quarter of 2009
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	Q2 2010		Q2 2009
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$10,765	100.0%	$8,024	100.0%
Cost of sales	3,530	32.8%	3,945	49.2%

Gross margin	7,235	67.2%	4,079	50.8%
Research and development	1,666	15.5%	1,303	16.2%
Marketing, general and administrative	1,584	14.7%	2,695	33.6%
Restructuring and asset impairment charges	—	—%	91	1.1%
Amortization of acquisition-related intangibles	4	—%	2	—%

Operating income (loss)	3,981	37.0%	(12)	(0.1)%
Gains (losses) on equity method investments, net	76	0.7%	(44)	(0.6)%
Gains (losses) on other equity investments, net	117	1.1%	(25)	(0.3)%
Interest and other, net	11	0.1%	31	0.4%

Income (loss) before taxes	4,185	38.9%	(50)	(0.6)%
Provision for taxes	1,298	12.1%	348	4.4%

Net income (loss)	$2,887	26.8%	$(398)	(5.0)%

Diluted earnings (loss) per common share	$0.51		$(0.07)

The following table sets forth information of geographic regions for the periods indicated:

	Q2 2010		Q2 2009
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$6,166	57%	$4,409	55%
Americas	2,173	20%	1,698	21%
Europe	1,294	12%	1,153	14%
Japan	1,132	11%	764	10%

Total	$10,765	100%	$8,024	100%

Our net revenue for Q2 2010 increased 34% compared to Q2 2009. The increase was due to significantly higher microprocessor and chipset unit sales, as well as higher microprocessor average selling prices, compared to Q2 2009. Revenue in the Japan, Asia-Pacific, Americas, and Europe regions increased by 48%, 40%, 28%, and 12% respectively compared to Q2 2009.
Our overall gross margin dollars for Q2 2010 increased $3.2 billion, or 77%, compared to Q2 2009. The increase was primarily due to significantly higher revenue, lower platform (microprocessor and chipset) unit cost, excess capacity charges recorded in Q2 2009, and lower start-up costs. Our overall gross margin percentage increased to 67.2% in Q2 2010 from 50.8% in Q2 2009. The significant increase in the gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group operating segment and, to a lesser extent, the gross margin percentage increase in the Data Center Group operating segment. We derived a substantial majority of our overall gross margin dollars in Q2 2010 and Q2 2009, from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PC Client Group
The revenue and operating income for the PC Client Group (PCCG) operating segment for Q2 2010 and Q2 2009 were as follows:

(In Millions)	Q2 2010	Q2 2009
Microprocessor revenue	$6,155	$4,567
Chipset, motherboard, and other revenue	1,684	1,432

Net revenue	$7,839	$5,999
Operating income	$3,428	$1,297
Net revenue for the PCCG operating segment increased by $1.8 billion, or 31%, in Q2 2010 compared to Q2 2009. Microprocessors and chipsets within PCCG include those designed for the notebook, netbook, and desktop computing market segments. Significantly higher notebook unit sales was the primary driver of the increase in microprocessor revenue. To a lesser extent, higher desktop microprocessor unit sales and higher notebook average selling prices also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales.
Operating income increased by $2.1 billion in Q2 2010 compared to Q2 2009. The increase in operating income was primarily due to significantly higher revenue. To a lesser extent, lower platform (microprocessor and chipset) unit cost, excess capacity charges of approximately $315 million in Q2 2009 that were primarily related to microprocessors and chipsets, and approximately $150 million of lower start-up costs in Q2 2010 compared to Q2 2009 contributed to the increase. These increases to operating income were partially offset by higher operating expenses.
Data Center Group
The revenue and operating income for the Data Center Group (DCG) operating segment for Q2 2010 and Q2 2009 were as follows:

(In Millions)	Q2 2010	Q2 2009
Microprocessor revenue	$1,797	$1,208
Chipset, motherboard, and other revenue	317	276

Net revenue	$2,114	$1,484
Operating income	$1,064	$434
Net revenue for the DCG operating segment increased by $630 million, or 42%, in Q2 2010 compared to Q2 2009. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales and higher microprocessor average selling prices. The increase in chipset, motherboard, and other revenue was due to higher revenue from the sale of wired connectivity products and higher chipset unit sales, partially offset by lower chipset average selling prices.
Operating income increased by $630 million in Q2 2010 compared to Q2 2009. The increase in operating income was primarily due to significantly higher revenue. To a lesser extent, lower start-up costs and lower chipset unit cost also contributed to the increase in operating income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Other Intel Architecture Operating Segments
The revenue and operating income for the other Intel architecture (Other IA) operating segments for Q2 2010 and Q2 2009 were as follows:

(In Millions)	Q2 2010	Q2 2009
Net revenue	$417	$328
Operating loss	$(18)	$(60)
Net revenue for the Other IA operating segments increased by $89 million, or 27%, in Q2 2010 compared to Q2 2009. The increase was primarily due to higher revenue within the Embedded and Communications Group (ECG) from significantly higher microprocessor and chipset unit sales, partially offset by lower microprocessor average selling prices.
Operating loss for the Other IA operating segments decreased by $42 million in Q2 2010 compared to Q2 2009. The operating loss decrease was primarily due to higher ECG revenue, partially offset by higher ECG operating expenses.
Operating Expenses
Operating expenses for Q2 2010 and Q2 2009 were as follows:

(In Millions)	Q2 2010	Q2 2009
Research and development	$1,666	$1,303
Marketing, general and administrative	$1,584	$2,695
Restructuring and asset impairment charges	$—	$91
Amortization of acquisition-related intangibles	$4	$2
Research and Development. R&D spending increased by $363 million, or 28%, in Q2 2010 compared to Q2 2009 primarily due to higher process development costs and higher profit-dependent compensation.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased $1.1 billion, or 41%, in Q2 2010 compared to Q2 2009 due to the Q2 2009 charge of $1.447 billion incurred as a result of the fine imposed by the European Commission (EC). This decrease was partially offset by higher advertising expenses, including cooperative advertising expenses, higher profit-dependent compensation, and to a lesser extent, expenses related to our Wind River Software Group operating segment.
R&D, combined with marketing, general and administrative expenses, were 30% of net revenue in Q2 2010 (50% of net revenue in Q2 2009).
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by program for Q2 2010 and Q2 2009:

(In Millions)	Q2 2010	Q2 2009
2009 restructuring program	$—	$88
2006 efficiency program	—	3

Total restructuring and asset impairment charges	$—	$91

For further information, see “Note 16: Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	Q2 2010	Q2 2009
Equity method losses, net	$(9)	$(41)
Impairment charges	(6)	(3)
Other, net	91	—

Total gains (losses) on equity method investments, net	$76	$(44)

During the second quarter of 2010, we recognized a gain of $91 million on the sale of our ownership interest in Numonyx B.V. For further information, see “Note 10: Non-Marketable Equity Investment” in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q. In addition, we recognized lower equity method losses in Q2 2010 compared to Q2 2009. The two most significant components of our equity method losses, net were Clearwire LLC ($18 million loss in Q2 2010 and $20 million loss in Q2 2009) and Numonyx ($29 million gain in Q2 2010 and $14 million loss in Q2 2009).
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	Q2 2010	Q2 2009
Impairment charges	$(11)	$(36)
Gains on sales, net	20	9
Other, net	108	2

Total gains (losses) on other equity investments, net	$117	$(25)

We recognized higher gains on other equity transactions, lower impairment charges on our non-marketable equity investments, and higher gains on sales in Q2 2010 compared to Q2 2009. “Other, net” for Q2 2010 is primarily related to fair value gains on the equity interest in Micron we received from the sale of our ownership interest in Numonyx and gains on equity options established prior to the Numonyx sale that economically hedge a portion of our Micron equity interest.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	Q2 2010	Q2 2009
Interest income	$29	$38
Other, net	(18)	(7)

Total interest and other, net	$11	$31

We recognized $20 million of fair value losses on our marketable debt instruments classified as trading assets in Q2 2010 compared to $35 million of fair value gains in Q2 2009. In addition, we recognized currency exchange rate losses in Q2 2009 due to euro exposure related to our euro-denominated liability for the EC fine. Interest income was lower in Q2 2010 compared to Q2 2009 as a result of lower interest rates, partially offset by higher average investment balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q2 2010	Q2 2009
Income (loss) before taxes	$4,185	$(50)
Provision for taxes	$1,298	$348
Effective tax rate	31.0%	(696.0)%
The EC fine incurred in the second quarter of 2009 is not tax deductible. Because there is no reduction in our provision for taxes associated with the EC fine of $1.447 billion, it significantly impacted our effective tax rate in Q2 2009. The impact of the EC fine was partially offset by a higher percentage of estimated profits in lower tax jurisdictions in Q2 2009 as compared to Q2 2010, as well as the reversal of previously accrued taxes related to settlements that positively impacted the Q2 2009 rate.
Results of Operations – First Half of 2010 Compared to First Half of 2009
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	YTD 2010		YTD 2009
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$21,064	100.0%	$15,169	100.0%
Cost of sales	7,300	34.7%	7,852	51.8%

Gross margin	13,764	65.3%	7,317	48.2%
Research and development	3,230	15.3%	2,620	17.2%
Marketing, general and administrative	3,098	14.7%	3,893	25.7%
Restructuring and asset impairment charges	—	—%	165	1.1%
Amortization of acquisition-related intangibles	7	—%	4	—%

Operating income	7,429	35.3%	635	4.2%
Gains (losses) on equity method investments, net	37	0.1%	(116)	(0.8)%
Gains (losses) on other equity investments, net	125	0.6%	(66)	(0.4)%
Interest and other, net	40	0.2%	126	0.8%

Income before taxes	7,631	36.2%	579	3.8%
Provision for taxes	2,302	10.9%	348	2.3%

Net income	$5,329	25.3%	$231	1.5%

Diluted earnings per common share	$0.94		$0.04

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2010		YTD 2009
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$12,054	57%	$8,056	53%
Americas	4,079	19%	3,208	21%
Europe	2,698	13%	2,426	16%
Japan	2,233	11%	1,479	10%

Total	$21,064	100%	$15,169	100%

Our net revenue for the first half of 2010 increased 39% compared to the first half of 2009. The increase was due to significantly higher microprocessor and chipset unit sales, as well as higher microprocessor average selling prices compared to the first half of 2009. Revenue in the Japan, Asia-Pacific, Americas, and Europe regions increased by 51%, 50%, 27%, and 11% respectively compared to the first half of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our overall gross margin dollars for the first half of 2010 increased $6.4 billion, or 88%, compared to the first half of 2009. The increase was primarily due to significantly higher revenue. To a lesser extent, excess capacity charges recorded in the first half of 2009 and lower platform (microprocessor and chipset) unit cost contributed to the increase in gross margin dollars for the first half of 2010 compared to the first half of 2009. Our overall gross margin percentage increased to 65.3% in the first half of 2010 from 48.2% in the first half of 2009. The significant increase in the gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group operating segment and, to a lesser extent, gross margin percentage increases in the Data Center Group and NAND Solutions Group operating segments. We derived a substantial majority of our overall gross margin dollars in the first half of 2010, and most of our overall gross margin dollars in the first half of 2009, from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.
PC Client Group
The revenue and operating income for the PC Client Group (PCCG) operating segment for the first half of 2010 and the first half of 2009 were as follows:

(In Millions)	YTD 2010	YTD 2009
Microprocessor revenue	$12,068	$8,816
Chipset, motherboard, and other revenue	3,445	2,544

Net revenue	$15,513	$11,360
Operating income	$6,571	$1,998
Net revenue for the PCCG operating segment increased by $4.2 billion, or 37%, in the first half of 2010 compared to the first half of 2009. Microprocessors and chipsets within PCCG include those designed for the notebook, netbook, and desktop computing market segments. Significantly higher notebook unit sales was the primary driver of the increase in microprocessor revenue. To a lesser extent, higher desktop microprocessor unit sales and higher notebook average selling prices also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales.
Operating income increased by $4.6 billion in the first half of 2010 compared to the first half of 2009. The increase in operating income was primarily due to significantly higher revenue. During the first half of 2009, we recorded excess capacity charges of approximately $940 million, primarily related to microprocessors and chipsets. Additionally, lower platform (microprocessor and chipset) unit cost in the first half of 2010 contributed to the increase in operating income. These increases were partially offset by higher operating expenses in the first half of 2010 compared to the first half of 2009.
Data Center Group
The revenue and operating income for the Data Center Group (DCG) operating segment for the first half of 2010 and the first half of 2009 were as follows:

(In Millions)	YTD 2010	YTD 2009
Microprocessor revenue	$3,349	$2,220
Chipset, motherboard, and other revenue	636	528

Net revenue	$3,985	$2,748
Operating income	$1,899	$700
Net revenue for the DCG operating segment increased by $1.2 billion, or 45%, in the first half of 2010 compared to the first half of 2009. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales and higher microprocessor average selling prices. The increase in chipset, motherboard, and other revenue was due to higher chipset unit sales and higher revenue from the sale of wired connectivity products, partially offset by lower chipset average selling prices.
Operating income increased by $1.2 billion in the first half of 2010 compared to the first half of 2009. The increase in operating income was due to significantly higher revenue and, to a lesser extent, lower chipset unit cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Other Intel Architecture Operating Segments
The revenue and operating income for the other Intel architecture (Other IA) operating segments for the first half of 2010 and the first half of 2009 were as follows:

(In Millions)	YTD 2010	YTD 2009
Net revenue	$792	$654
Operating loss	$(47)	$(136)
Net revenue for the Other IA operating segments increased by $138 million, or 21%, in the first half of 2010 compared to the first half of 2009. The increase was primarily due to higher revenue within the Embedded and Communications Group (ECG) from significantly higher microprocessor and chipset unit sales, partially offset by lower microprocessor average selling prices.
Operating loss for the Other IA operating segments decreased by $89 million in the first half of 2010 compared to the first half of 2009. The operating loss decrease was primarily due to higher ECG revenue and lower ECG unit cost, partially offset by higher ECG operating expenses.
Operating Expenses
Operating expenses for the first half of 2010 and the first half of 2009 were as follows:

(In Millions)	YTD 2010	YTD 2009
Research and development	$3,230	$2,620
Marketing, general and administrative	$3,098	$3,893
Restructuring and asset impairment charges	$—	$165
Amortization of acquisition-related intangibles	$7	$4
Research and Development. R&D spending increased by $610 million, or 23%, in the first half of 2010 compared to the first half of 2009 primarily due to higher process development costs and higher profit-dependent compensation.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased $795 million, or 20%, in the first half of 2010 compared to the first half of 2009 due to the Q2 2009 charge of $1.447 billion incurred as a result of the fine imposed by the EC. This decrease was partially offset by higher advertising expenses, including cooperative advertising expenses, higher profit-dependent compensation, and to a lesser extent, expenses related to our Wind River Software Group operating segment.
R&D, combined with marketing, general and administrative expenses, were 30% of net revenue in the first half of 2010 (43% of net revenue in the first half of 2009).
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by program for the first half of 2010 and the first half of 2009:

(In Millions)	YTD 2010	YTD 2009
2009 restructuring program	$—	$149
2006 efficiency program	—	16

Total restructuring and asset impairment charges	$—	$165

For further information, see “Note 16: Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	YTD 2010	YTD 2009
Equity method losses, net	$(44)	$(103)
Impairment charges	(10)	(13)
Other, net	91	—

Total gains (losses) on equity method investments, net	$37	$(116)

During the first half of 2010, we recognized a gain of $91 million on the sale of our ownership interest in Numonyx. For further information, see “Note 10: Non-Marketable Equity Investment” in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q. In addition, we recognized lower equity method losses in the first half of 2010 compared to the first half of 2009. The two most significant components of our equity method losses, net were Clearwire LLC ($47 million loss in the first half of 2010 and $27 million loss in the first half of 2009) and Numonyx ($42 million gain in the first half of 2010 and $37 million loss in the first half of 2009).
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	YTD 2010	YTD 2009
Impairment charges	$(53)	$(105)
Gains on sales, net	103	10
Other, net	75	29

Total gains (losses) on other equity investments, net	$125	$(66)

We recognized higher gains on sales, lower impairment charges on non-marketable equity investments, and higher gains on other equity transactions in the first half of 2010 compared to the first half of 2009. Net gains on equity investments in the first half of 2010 included a gain of $67 million on the Q1 2010 sale of shares in Micron. “Other, net” for the first half of 2010 is primarily related to fair value gains on the equity interest in Micron we received from the sale of our ownership interest in Numonyx in Q2 2010 and gains on equity options established prior to the Numonyx sale that economically hedge a portion of our Micron equity interest.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	YTD 2010	YTD 2009
Interest income	$55	$110
Other, net	(15)	16

Total interest and other, net	$40	$126

We recognized $15 million of fair value losses on our marketable debt instruments classified as trading assets in the first half of 2010 compared to $60 million of fair value gains in the first half of 2009. Interest income was lower in the first half of 2010 compared to the first half of 2009 as a result of lower interest rates, partially offset by higher average investment balances. The average interest rate earned during the first half of 2010 decreased by approximately 1.0 percentage point compared to the first half of 2009. In addition, we recognized currency exchange rate losses in the first half of 2009 due to euro exposure related to our euro-denominated liability for the EC fine.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	YTD 2010	YTD 2009
Income before taxes	$7,631	$579
Provision for taxes	$2,302	$348
Effective tax rate	30.2%	60.1%
The EC fine incurred in the second quarter of 2009 is not tax deductible. Because there is no reduction in our provision for taxes associated with the EC fine of $1.447 billion, it significantly impacted our effective tax rate in the first half of 2009. The impact of the EC fine was partially offset by a higher percentage of estimated profits in lower tax jurisdictions in the first half of 2009 as compared to the first half of 2010, as well as the reversal of previously accrued taxes related to settlements and effective settlements that positively impacted the rate in the first half of 2009.
Business Outlook
Our future results of operations and the topics of other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular:
•	changes in business and economic conditions;

•	revenue and pricing;

•	gross margin and costs;

•	pending legal proceedings;

•	our effective tax rate;

•	marketing, general and administrative expenses;

•	our goals and strategies;

•	new product introductions;
•	plans to cultivate new businesses;

•	R&D expenses;

•	divestitures, acquisitions, or similar transactions;

•	net gains (losses) from equity investments;

•	interest and other, net;

•	capital spending;

•	depreciation; and

•	impairment of investments.

In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Our expectations for the remainder of 2010 are as follows:
     Q3 2010
•	Revenue: $11.6 billion, plus or minus $400 million.

•	Gross margin percentage: 67% plus or minus a couple percentage points.

•	Depreciation: approximately $1.1 billion.

•	Research and development plus marketing, general and administrative expenses: approximately $3.2 billion.

•	Net gains (losses) from equity method investments, gains (losses) on other equity investments, and interest and other: net gain of approximately $175 million.
     Full Year 2010
•	Gross margin percentage: 66%, plus or minus a couple percentage points.

•	Depreciation: approximately $4.4 billion, plus or minus $100 million.

•	Research and development plus marketing, general and administrative expenses: $12.7 billion, plus or minus $100 million.

•	Research and development spending: approximately $6.6 billion.

•	Capital spending: $5.2 billion, plus or minus $200 million.

•	Tax rate: approximately 32% for the third and fourth quarters. The estimated effective tax rate is based on tax law in effect as of June 26, 2010 and expected income.

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
From the close of business on August 27, 2010 until our quarterly earnings release is published, presently scheduled for October 12, 2010, we will observe a “quiet period.” During the quiet period, the “Business Outlook” section and other forward-looking statements first published in our Form 8-K filed on July 13, 2010 and updated in our Form 8-K filed on July 16, 2010, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.
Liquidity and Capital Resources

	June 26,	Dec. 26,
(Dollars in Millions)	2010	2009
Cash and cash equivalents, marketable debt instruments included in trading assets, and short-term investments	$17,772	$13,920
Loans receivable and other long-term investments	$4,709	$4,528
Short-term and long-term debt	$2,273	$2,221
Debt as % of stockholders’ equity	5.0%	5.3%
In summary, our cash flows were as follows:

	Six Months Ended
	June 26,	June 27,
(In Millions)	2010	2009
Net cash provided by operating activities	$7,565	$3,762
Net cash used for investing activities	(4,642)	(1,816)
Net cash used for financing activities	(1,396)	(1,470)

Net increase in cash and cash equivalents	$1,527	$476

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations for the first half of 2010 was $7.6 billion, an increase of $3.8 billion compared to the first half of 2009 due to higher net income, partially offset by adjustments for non-cash items. Income taxes paid, net of refunds in the first half of 2010 compared to the first half of 2009 were $2.1 billion higher on higher income before taxes in 2010.
Changes in assets and liabilities as of June 26, 2010 compared to December 26, 2009 included the following:
•	Accrued compensation and benefits decreased due to payout of 2009 profit-dependent compensation.

•	Inventory increased due to higher microprocessor inventory.
For the first half of 2010, our two largest customers accounted for 38% of net revenue (39% for the first half of 2009) with one of those customers accounting for 21% of our net revenue, and another customer accounting for 17% of our net revenue. These two largest customers accounted for 41% of net accounts receivable at June 26, 2010 and December 26, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investing Activities
The increase in cash used for investing activities in the first half of 2010, compared to the first half of 2009, was due to an increase in net purchases of trading assets and available-for-sale investments. These increases were partially offset by a decrease in capital expenditures due to the timing of the ramp of our latest silicon process technology.
Financing Activities
The decrease in cash used for financing activities in the first half of 2010, compared to the first half of 2009, was primarily due to an increase in proceeds from sales of shares through employee equity incentive plans, an increase in short-term debt (drafts payable) in the first half of 2010 compared to a decrease in short-term debt (drafts payable) in the first half of 2009, and proceeds from government grants. These increases were partially offset by higher dividend payments and an increase in repurchases and retirement of common stock.
Liquidity
Cash generated by operations is used as our primary source of liquidity. As of June 26, 2010, cash and cash equivalents, marketable debt instruments included in trading assets, and short-term investments totaled $17.8 billion. In addition to the $17.8 billion, we have $4.7 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio.
The credit quality of our investment portfolio remains high, and we continue to be able to invest in high-credit-quality investments. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better.
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first half of 2010 were $150 million, although no commercial paper remained outstanding as of June 26, 2010. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of June 26, 2010. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Marketable Debt Instruments
As of June 26, 2010, our assets measured and recorded at fair value on a recurring basis included $21.5 billion of marketable debt instruments. Of these instruments, $2.0 billion was classified as Level 1, $18.9 billion as Level 2, and $573 million as Level 3.
Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the usage of observable market prices for identical securities that are traded in active markets. Management judgment was required to determine the levels for the frequency of transactions that should be met for a market to be considered active. Our assessment of an active market for our marketable debt instruments generally takes into consideration activity of each individual instrument, including the number of days each individual instrument trades.
Of the $18.9 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 55% of the balance was classified as Level 2 due to the usage of a discounted cash flow model and approximately 45% due to the usage of non-binding market consensus prices that are corroborated with observable market data.
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
Equity Securities
As of June 26, 2010, our portfolio of assets measured and recorded at fair value on a recurring basis included $1.6 billion of marketable equity securities (including marketable equity securities receivable). Of these securities, $783 million was classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration activity during each week of the one-month period prior to the valuation date for individual securities, including the number of days individual equity securities trade and the average weekly trading volume in relation to the total outstanding shares of that security. The remaining marketable equity securities of $767 million were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security-specific restrictions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 2009. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of June 26, 2010 and December 26, 2009. Actual results may differ materially.
Equity Prices
Our marketable equity investments include marketable equity securities (including marketable equity securities receivable) and equity derivative instruments such as warrants and options. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activities; however, for our investments in strategic equity derivative instruments, including warrants, we may enter into transactions to reduce or eliminate the equity market risks. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk.
As of June 26, 2010, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $1.6 billion ($805 million as of December 26, 2009). Our marketable equity investments include our investments in Micron and Clearwire Corporation, carried at a fair market value of $628 million and $282 million, respectively, as of June 26, 2010. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 50% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $565 million, based on the value as of June 26, 2010 (a decrease in value of approximately $405 million, based on the value as of December 26, 2009 using an assumed loss of 50%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $860 million as of June 26, 2010 ($939 million as of December 26, 2009). As of June 26, 2010, the carrying amount of our non-marketable equity method investments was $1.9 billion ($2.5 billion as of December 26, 2009). A substantial majority of this balance as of June 26, 2010 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment of $1.6 billion in IMFT/IMFS ($1.6 billion as of December 26, 2009). Our flash memory market segment investments as of December 26, 2009 also included an investment in Numonyx of $453 million, which was sold in the second quarter of 2010. For further information, see “Note 10: Non-Marketable Equity Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

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
If demand for our products fluctuates, our revenue and profitability could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, unemployment levels, and energy prices;

•	changes in the level of customers’ components inventories;

•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;

•	changes in customer product needs;

•	strategic actions taken by our competitors; and

•	market acceptance of our products.
If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment as well as intangible assets, which would increase our expenses. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would have a negative impact on our gross margin. Factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. In the long term, if product demand increases, we may not be able to add manufacturing or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.
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
We have sales offices, R&D, manufacturing, and assembly and test facilities in many countries, and as a result, we are subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries, which could, in turn, harm our results of operations and financial condition, including:
•	security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

•	health concerns;

•	natural disasters;

•	inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities, transportation, or telecommunications providers and supply chain interruptions;

•	differing employment practices and labor issues;

•	local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anticorruption laws and regulations;

•	regulatory requirements and prohibitions that differ between jurisdictions; and

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings.
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
Third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. We are currently engaged in a number of litigation matters involving intellectual property rights. We may be subject to intellectual property infringement claims from certain individuals and companies, including those who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:
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
We regularly face attempts by others to gain unauthorized access through the Internet to our information technology systems by, for example, masquerading as authorized users or surreptitious introduction of software. These attempts, which might be the result of industrial or other espionage, or actions by hackers seeking to harm the company, its products, or end users, are sometimes successful. One sophisticated incident occurred in January 2010 around the same time as the publicized security incident reported by Google. We seek to detect and investigate these security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in R&D, product development, and marketing could be reduced; and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data and/or system reliability. Our business could be subject to significant disruption, and we could suffer monetary and other losses, including the cost of product recalls and returns and reputational harm, in the event of such incidents and claims.

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
Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including:
•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, including proposals in the U.S. to change the taxation of foreign income and expenses;

•	changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
Any significant increase in our future effective tax rates could reduce net income for future periods.
Interest and other, net could be harmed by macroeconomic and other factors.
Factors that could cause interest and other, net in our consolidated condensed statements of operations to fluctuate include:
•	fixed-income, equity, and credit market volatility;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates;

•	changes in the credit standing of financial instrument counterparties;

•	changes in our cash and investment balances; and

•	changes in our hedge accounting treatment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of June 26, 2010, $5.7 billion remained available for repurchase under the existing repurchase authorization.
We did not make any common stock repurchases under our authorized plan during the first half of 2010.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although these withheld shares are not issued or considered common stock repurchases under our authorized plan, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

ITEM 6. EXHIBITS

Incorporated by Reference
Filed or
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/06

3.2	Intel Corporation Bylaws, as amended on May 19, 2009	8-K	000-06217	3.1	5/22/09

10.1	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after July 1, 2010 under the OSU program)					X

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

INTEL CORPORATION (Registrant)
Date: July 30, 2010	By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, and Principal Accounting Officer