Form 10-Q
period 2010-09-25
INTEL CORP
filed 2010-11-02
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 22, 2010
Common stock, $0.001 par value	5,578 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions, Except Per Share Amounts)	2010	2009	2010	2009

Net revenue	$11,102	$9,389	$32,166	$24,558
Cost of sales	3,781	3,985	11,081	11,837

Gross margin	7,321	5,404	21,085	12,721

Research and development	1,675	1,430	4,905	4,050
Marketing, general and administrative	1,506	1,320	4,604	5,213
Restructuring and asset impairment charges	—	63	—	228
Amortization of acquisition-related intangibles	4	12	11	16

Operating expenses	3,185	2,825	9,520	9,507

Operating income	4,136	2,579	11,565	3,214
Gains (losses) on equity method investments, net	126	(59)	163	(175)
Gains (losses) on other equity investments, net	(49)	(20)	76	(86)
Interest and other, net	38	32	78	158

Income before taxes	4,251	2,532	11,882	3,111

Provision for taxes	1,296	676	3,598	1,024

Net income	$2,955	$1,856	$8,284	$2,087

Basic earnings per common share	$0.53	$0.34	$1.49	$0.37

Diluted earnings per common share	$0.52	$0.33	$1.45	$0.37

Cash dividends declared per common share	$0.315	$0.28	$0.63	$0.56

Weighted average common shares outstanding:
Basic	5,575	5,537	5,556	5,568

Diluted	5,694	5,616	5,695	5,643

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	Sept. 25,	Dec. 26,
(In Millions)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,517	$3,987
Short-term investments	9,470	5,285
Trading assets	5,763	4,648
Accounts receivable, net	2,911	2,273
Inventories	3,423	2,935
Deferred tax assets	1,233	1,216
Other current assets	1,182	813

Total current assets	29,499	21,157

Property, plant and equipment, net of accumulated depreciation of $31,919 ($30,597 as of December 26, 2009)	17,189	17,225
Marketable equity securities	1,054	773
Other long-term investments	3,482	4,179
Goodwill	4,481	4,421
Other long-term assets	4,883	5,340

Total assets	$60,588	$53,095

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$259	$172
Accounts payable	1,903	1,883
Accrued compensation and benefits	2,270	2,448
Accrued advertising	1,017	773
Deferred income on shipments to distributors	626	593
Income taxes payable	—	86
Other accrued liabilities	2,762	1,636

Total current liabilities	8,837	7,591

Long-term income taxes payable	174	193
Long-term debt	2,073	2,049
Long-term deferred tax liabilities	681	555
Other long-term liabilities	1,127	1,003
Contingencies (Note 24)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,576 shares issued and outstanding (5,523 as of December 26, 2009)	16,096	14,993
Accumulated other comprehensive income (loss)	531	393
Retained earnings	31,069	26,318

Total stockholders’ equity	47,696	41,704

Total liabilities and stockholders’ equity	$60,588	$53,095

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 25,	Sept. 26,
(In Millions)	2010	2009
Cash and cash equivalents, beginning of period	$3,987	$3,350

Cash flows provided by (used for) operating activities:
Net income	8,284	2,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,252	3,572
Share-based compensation	704	689
Restructuring, asset impairment, and net loss on retirement of assets	26	331
Excess tax benefit from share-based payment arrangements	(63)	(6)
Amortization of intangibles	180	219
(Gains) losses on equity method investments, net	(163)	175
(Gains) losses on other equity investments, net	(76)	86
Deferred taxes	(36)	181
Changes in assets and liabilities:
Trading assets	—	299
Accounts receivable	(628)	(287)
Inventories	(479)	1,236
Accounts payable	20	(482)
Accrued compensation and benefits	(205)	(388)
Income taxes payable and receivable	179	775
Other assets and liabilities	147	(722)

Total adjustments	2,858	5,678

Net cash provided by operating activities	11,142	7,765

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(3,338)	(3,434)
Acquisitions, net of cash acquired	(70)	(853)
Purchases of available-for-sale investments	(11,835)	(5,375)
Maturities and sales of available-for-sale investments	8,793	5,084
Purchases of trading assets	(6,761)	(2,505)
Maturities and sales of trading assets	5,949	1,879
Loans receivable	(421)	(243)
Investments in non-marketable equity investments	(242)	(165)
Return of equity method investments	151	348
Other investing	207	68

Net cash provided by (used for) investing activities	(7,567)	(5,196)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	87	(77)
Proceeds from government grants	79	—
Excess tax benefit from share-based payment arrangements	63	6
Issuance of long-term debt	—	1,980
Proceeds from sales of shares through employee equity incentive plans	535	367
Repurchase and retirement of common stock	(222)	(1,752)
Payment of dividends to stockholders	(2,624)	(2,334)
Other financing	37	—

Net cash used for financing activities	(2,045)	(1,810)

Net increase (decrease) in cash and cash equivalents	1,530	759

Cash and cash equivalents, end of period	$5,517	$4,109

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$—	$4
Income taxes, net of refunds	$3,493	$52
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
Note 2: Accounting Changes
In the first quarter of 2010, we adopted new standards for determining whether to consolidate a variable interest entity. These new standards eliminated a mandatory quantitative approach in favor of a qualitative analysis, and require an ongoing reassessment. The adoption of these new standards did not impact our consolidated statements of operations or balance sheets.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of September 25, 2010 and December 26, 2009:

	September 25, 2010				December 26, 2009
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$3,298	$—	$3,298	$—	$2,919	$—	$2,919
Government bonds	733	645	—	1,378	—	—	—	—
Bank deposits	—	501	—	501	—	459	—	459
Money market fund deposits	56	—	—	56	48	—	—	48
Short-term investments:
Government bonds	3,406	1,212	—	4,618	—	250	—	250
Commercial paper	—	2,411	—	2,411	—	2,525	—	2,525
Corporate bonds	157	1,263	1	1,421	133	1,560	76	1,769
Bank deposits	—	1,008	—	1,008	—	697	—	697
Asset-backed securities	—	—	12	12	—	—	27	27
Money market fund deposits	—	—	—	—	—	17	—	17
Trading assets:
Government bonds	711	2,183	—	2,894	—	1,351	—	1,351
Corporate bonds	150	962	—	1,112	80	1,005	45	1,130
Commercial paper	—	630	—	630	—	882	—	882
Marketable equity securities	6	416	—	422	—	—	—	—
Municipal bonds	—	382	—	382	—	390	—	390
Asset-backed securities	—	—	216	216	—	—	618	618
Bank deposits	—	97	—	97	—	264	—	264
Money market fund deposits	10	—	—	10	13	—	—	13
Other current assets:
Derivative assets	—	347	—	347	—	136	—	136
Marketable equity securities receivable	—	63	—	63	—	—	—	—
Marketable equity securities	812	242	—	1,054	676	97	—	773
Other long-term investments:
Government bonds	15	2,337	—	2,352	17	1,948	—	1,965
Corporate bonds	73	757	49	879	366	1,329	248	1,943
Bank deposits	—	188	—	188	—	162	—	162
Asset-backed securities	—	—	63	63	—	—	109	109
Other long-term assets:
Loans receivable	—	581	—	581	—	249	—	249
Derivative assets	—	21	34	55	—	1	31	32

Total assets measured and recorded at fair value	$6,129	$19,544	$375	$26,048	$1,333	$16,241	$1,154	$18,728

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$270	$6	$276	$—	$112	$65	$177
Long-term debt	—	—	131	131	—	—	123	123
Other long-term liabilities:
Derivative liabilities	—	40	—	40	—	49	—	49

Total liabilities measured and recorded at fair value	$—	$310	$137	$447	$—	$161	$188	$349

Government bonds includes bonds issued or deemed to be guaranteed by non-U.S. governments, Federal Deposit Insurance Company (FDIC)-insured corporate bonds, U.S. agency securities, and U.S. Treasury securities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 25, 2010:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of June 26, 2010	$95	$478	$25	$(8)	$(121)
Total gains or losses (realized and unrealized):
Included in earnings	—	1	9	2	(10)	2
Included in other comprehensive income (loss)	6	1	—	—	—	7
Purchases, sales, issuances, and settlements, net	—	(189)	—	—	—
Transfers out of Level 3	(51)	—	—	—	—

Balance as of September 25, 2010	$50	$291	$34	$(6)	$(131)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of September 25, 2010	$—	$1	$9	$2	$(10)	$2

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 26, 2009	$369	$754	$31	$(65)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	6	3	—	(8)	(1)
Included in other comprehensive income (loss)	7	7	—	—	—	14
Purchases, sales, issuances, and settlements, net	(116)	(476)	—	(1)	—
Transfers out of Level 3	(208)	—	—	60	—

Balance as of September 25, 2010	$50	$291	$34	$(6)	$(131)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of September 25, 2010	$—	$6	$3	$—	$(8)	$1
The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 26, 2009:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Government	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of June 27, 2009	$244	$272	$895	$17	$(48)	$(124)
Total gains or losses (realized and unrealized):
Included in earnings	—	3	11	(1)	(9)	2	6
Included in other comprehensive income (loss)	4	34	5	—	—	—	43
Purchases, sales, issuances, and settlements, net	50	75	(41)	2	—	—
Transfers in to Level 3	—	100	—	—	(13)	—
Transfers out of Level 3	(151)	—	—	—	—	—

Balance as of September 26, 2009	$147	$484	$870	$18	$(70)	$(122)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of September 26, 2009	$—	$3	$11	$(1)	$(9)	$2	$6

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Government	Corporate	Asset-Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 27, 2008	$—	$555	$1,083	$15	$(25)	$(122)
Total gains or losses (realized and unrealized):
Included in earnings	—	4	51	(6)	11	—	60
Included in other comprehensive income (loss)	(2)	25	(14)	—	—	—	9
Purchases, sales, issuances, and settlements, net	300	163	(250)	9	—	—
Transfers in to Level 3	—	100	—	—	(66)	—
Transfers out of Level 3	(151)	(363)	—	—	10	—

Balance as of September 26, 2009	$147	$484	$870	$18	$(70)	$(122)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of September 26, 2009	$—	$—	$50	$(5)	$11	$—	$56
For all periods presented, gains and losses (realized and unrealized) included in earnings were primarily reported in interest and other, net on the consolidated condensed statements of operations. During the three and nine months ended September 25, 2010 and September 26, 2009, we transferred corporate bonds from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of these instruments. Our policy is to reflect transfers in and transfers out at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Fair Value Option for Financial Assets/Liabilities
We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of September 25, 2010, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. These loans receivable are classified within other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During the three and nine months ended September 25, 2010, losses from fair value changes of our loans receivable were largely offset by gains from fair value changes of the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of operations. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies and were insignificant during the three and nine months ended September 25, 2010. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.
Under accounting standards effective in 2008, all of our non-convertible long-term debt was eligible at inception to be accounted for at fair value. However, we elected this fair value option only for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. The 2007 Arizona bonds are included within the long-term debt balance on our consolidated condensed balance sheets. We did not elect the fair value option for our Arizona bonds issued in 2005 (2005 Arizona bonds). We use fixed rate debt securities to offset the risk of changes in fair value of the 2005 Arizona bonds. Changes in the fair value of these debt securities are reported in other comprehensive income. Electing the fair value option for our 2005 Arizona bonds would result in changes in fair value recorded in our results of operations without the offset from changes in fair value of the debt securities. As of September 25, 2010 and December 26, 2009, no other instruments were similar to the long-term debt instrument for which we elected fair value treatment.
As of September 25, 2010, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds and the related swap are recorded in interest and other, net on the consolidated condensed statements of operations. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the nine months ended September 25, 2010, and the gains (losses) recorded during the three and nine months ended September 25, 2010 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying				Three Months	Nine Months
	Value as of	Fair Value Measured and Recorded Using			Ended	Ended
(In Millions)	Sept. 25, 2010	Level 1	Level 2	Level 3	Sept. 25, 2010	Sept. 25, 2010
Non-marketable equity investments	$123	$—	$—	$125	$(32)	$(94)

Total gains (losses) for assets held as of September 25, 2010					$(32)	$(94)

Gains (losses) for property, plant and equipment assets no longer held					$(9)	$(49)
Gains (losses) for non-marketable equity investments no longer held					$—	$(1)

Total gains (losses) for recorded non-recurring measurement					$(41)	$(144)

The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the nine months ended September 26, 2009, and the gains (losses) recorded during the three and nine months ended September 26, 2009 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying				Three Months	Nine Months
	Value as of	Fair Value Measured and Recorded Using			Ended	Ended
(In Millions)	Sept. 26, 2009	Level 1	Level 2	Level 3	Sept. 26, 2009	Sept. 26, 2009
Non-marketable equity investments	$217	$—	$—	$221	$(50)	$(162)
Property, plant and equipment	$33	$—	$22	$15	$(7)	$(17)

Total gains (losses) for assets held as of September 26, 2009					$(57)	$(179)

Gains (losses) for property, plant and equipment assets no longer held					$(49)	$(101)
Gains (losses) for non-marketable equity investments no longer held					$—	$(6)

Total gains (losses) for recorded non-recurring measurement					$(106)	$(286)

In the tables above, the carrying value of our impaired non-marketable equity investments may not equal our fair value measurement at the time of impairment due to the subsequent recognition of equity method adjustments, and the carrying value of our impaired property, plant and equipment may not equal our fair value measurement at the time of impairment due to the subsequent recognition of depreciation expense.
A portion of our non-marketable equity investments were measured and recorded at fair value in the first nine months of 2010 and 2009 due to events or circumstances that significantly impacted the fair value of these investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and differences in seniority and rights associated with the investees’ capital structure.
Additionally, certain of our property, plant and equipment were measured and recorded at fair value during the first nine months of 2010 and 2009 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in impairment charges. Most of these asset impairments related to manufacturing assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We measure the fair value of our non-marketable equity investments, marketable equity method investment, debt carried at amortized cost, and cost method loans receivable quarterly for disclosure purposes; however, they are recorded at fair value only if an impairment charge is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis as of September 25, 2010 and December 26, 2009 were as follows:

	September 25, 2010		December 26, 2009
	Carrying		Carrying
(In Millions)	Amount	Fair Value	Amount	Fair Value
Non-marketable equity investments	$2,672	$4,475	$3,411	$5,723
Marketable equity method investment	$25	$225	$—	$—
Loans receivable	$200	$200	$100	$100
Long-term debt	$2,099	$2,664	$2,083	$2,314
Our non-marketable equity investments as of December 26, 2009 included our investment in Numonyx B.V. We sold our ownership interest in Numonyx to Micron Technology, Inc. in the second quarter of 2010. As of December 26, 2009, the fair value was based on management’s assessment of Numonyx as of that date, therefore the value implied by the pending sale was not applicable to that assessment. For further information, see “Note 10: Equity Method and Cost Method Investments.”
As of September 25, 2010, we had non-marketable equity investments in an unrealized loss position of $25 million that had a fair value of $65 million (unrealized loss position of $30 million on non-marketable equity investments with a fair value of $205 million as of December 26, 2009).
Our marketable equity method investment is our ownership interest in SMART Technologies, Inc. (SMART). The fair value of our ownership interest in SMART was $225 million based on the quoted closing stock price as of September 25, 2010 and adjusted for restrictions of a required minimum holding period. For further information, see “Note 10: Equity Method and Cost Method Investments.”
The carrying amount and fair value of loans receivable exclude $581 million of loans measured and recorded at fair value as of September 25, 2010 ($249 million as of December 26, 2009). The carrying amount and fair value of long-term debt excludes $131 million of long-term debt measured and recorded at fair value as of September 25, 2010 ($123 million as of December 26, 2009). The carrying amount and fair value of the current portion of long-term debt are included in long-term debt in the table above.
The fair value of our loans receivable is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. The fair value of our long-term debt takes into consideration variables such as credit-rating changes and interest rate changes.
Note 5: Trading Assets
Trading assets as of September 25, 2010 and December 26, 2009 were as follows:

	Sept. 25,	Dec. 26,
(In Millions)	2010	2009
Marketable debt instruments	$5,341	$4,648
Marketable equity securities	422	—

Total trading assets	$5,763	$4,648

Net gains on marketable debt instruments classified as trading assets still held at the reporting date were $154 million in the third quarter of 2010 and net losses of $11 million in the first nine months of 2010 (gains of $73 million in the third quarter of 2009 and $149 million in the first nine months of 2009). Net losses on the related derivatives were $130 million in the third quarter of 2010 and net gains of $4 million in the first nine months of 2010 (losses of $47 million in the third quarter of 2009 and $55 million in the first nine months of 2009).
In the second quarter of 2010, we sold our ownership in Numonyx to Micron. The Micron shares we received in the transaction are classified as marketable equity securities within trading assets. For further information, see “Note 10: Equity Method and Cost Method Investments.” Net losses on marketable equity securities classified as trading assets still held at the reporting date, excluding the impacts of the related derivatives, were $129 million in the third quarter of 2010 and $91 million in the first nine months of 2010.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 6: Available-for-Sale Investments
Available-for-sale investments as of September 25, 2010 and December 26, 2009 were as follows:

	September 25, 2010				December 26, 2009
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized		Adjusted	Unrealized	Unrealized
(In Millions)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Commercial paper	$5,708	$1	$—	$5,709	$5,444	$—	$—	$5,444
Government bonds	8,342	10	(4)	8,348	2,205	11	(1)	2,215
Corporate bonds	2,292	13	(5)	2,300	3,688	38	(14)	3,712
Bank deposits	1,695	2	—	1,697	1,317	1	—	1,318
Marketable equity securities	368	688	(2)	1,054	387	386	—	773
Asset-backed securities	86	—	(11)	75	154	—	(18)	136
Money market fund deposits	56	—	—	56	65	—	—	65

Total available-for-sale investments	$18,547	$714	$(22)	$19,239	$13,260	$436	$(33)	$13,663

Government bonds includes bonds issued or deemed to be guaranteed by non-U.S. governments, FDIC-insured corporate bonds, U.S. agency securities, and U.S. Treasury securities. Bank deposits were primarily issued by institutions outside the U.S. as of September 25, 2010 and December 26, 2009.
As of September 25, 2010, $13 million of the $22 million gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or more ($26 million of the $33 million as of December 26, 2009).
The amortized cost and fair value of available-for-sale debt investments as of September 25, 2010, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$14,628	$14,634
Due in 1–2 years	2,504	2,506
Due in 2–5 years	905	914
Instruments not due at a single maturity date	142	131

Total	$18,179	$18,185

Instruments not due at a single maturity date in the table above includes asset-backed securities and money market fund deposits.
We sold available-for-sale investments for proceeds of $93 million in the third quarter of 2010 and $399 million in the first nine months of 2010 ($5 million in the third quarter of 2009 and $67 million in the first nine months of 2009). The gross realized gains on sales of available-for-sale investments were $33 million in the third quarter of 2010 and $112 million in the first nine months of 2010 (not significant in the third quarter of 2009 and $12 million in the first nine month of 2009) and were related to our sales of marketable equity securities. Impairment charges recognized on available-for-sale investments were insignificant in the first nine months of 2010 and 2009. Gross realized losses recognized on available-for sale investments were $12 million in the third quarter of 2010 and in the first nine months of 2010 (insignificant in the first nine months of 2009). We determine the cost of an investment sold on an average cost basis at the individual security level.
The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	2010	2009	2010	2009
Net unrealized holding gains (losses) included in other comprehensive income (loss)	$231	$314	$365	$537
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$16	$—	$90	$(8)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 7: Inventories
Inventories at the end of each period were as follows:

	Sept. 25,	Dec. 26,
(In Millions)	2010	2009
Raw materials	$380	$437
Work in process	1,634	1,469
Finished goods	1,409	1,029

Total inventories	$3,423	$2,935

Note 8: Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and to a lesser extent, equity market risk and commodity price risk. We currently do not hold derivative instruments for the purpose of managing credit risk since we limit the amount of credit exposure to any one counterparty and generally enter into derivative transactions with high-credit-quality counterparties. We also enter into master netting arrangements and collateral agreements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. For presentation on our consolidated condensed balance sheets, we do not offset fair value amounts recognized for derivative instruments under master netting arrangements.
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
In the second quarter of 2010, we sold our ownership interest in Numonyx to Micron for consideration consisting of shares of Micron. We have entered into equity options that economically hedge approximately two-thirds of the shares we received and expect to receive from the transaction. For further information, see “Note 10: Equity Method and Cost Method Investments.”
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

	Sept. 25,	Dec. 26,	Sept. 26,
(In Millions)	2010	2009	2009
Currency forwards	$7,272	$5,732	$3,717
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	2,208	1,698	1,254
Currency interest rate swaps	2,189	1,577	1,455
Total return swaps	550	530	480
Equity options	501	50	34
Currency options	94	375	281
Other	65	80	66

Total	$16,479	$13,642	$10,887

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) were as follows:

	Sept. 25	Dec. 26,	Sept. 26,
(In Millions)	2010	2009	2009
Euro	$4,122	$3,330	$2,707
Japanese yen	2,954	1,764	605
Israeli shekel	845	707	625
British pound sterling	430	563	620
Chinese yuan	289	434	335
Malaysian ringgit	278	310	241
Other	637	576	320

Total	$9,555	$7,684	$5,453

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
Credit-Risk-Related Contingent Features
An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. As of September 25, 2010 and December 26, 2009, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments as of September 25, 2010 and December 26, 2009 were as follows:

	Sept. 25, 2010				Dec. 26, 2009
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging Instruments
Currency forwards	$95	$5	$51	$3	$81	$1	$20	$1
Other	—	—	—	—	1	—	4	—

Total derivatives designated as hedging instruments	$95	$5	$51	$3	$82	$1	$24	$1

Derivatives not designated as hedging instruments
Currency forwards	$33	$—	$54	$—	$40	$—	$11	$—
Interest rate swaps	2	—	120	—	—	—	81	—
Currency interest rate swaps	71	16	43	10	5	—	47	9
Embedded debt derivatives	—	—	—	27	—	—	—	39
Total return swaps	47	9	—	—	4	3	4	—
Equity options	97	7	6	—	—	8	5	—
Other	2	18	2	—	5	20	5	—

Total derivatives not designated as hedging instruments	$252	$50	$225	$37	$54	$31	$153	$48

Total derivatives	$347	$55	$276	$40	$136	$32	$177	$49

Derivatives in Cash Flow Hedging Relationships
The before-tax effects of derivative instruments in cash flow hedging relationships for the three and nine months ended September 25, 2010 and September 26, 2009 were as follows:

	Gains (Losses)
	Recognized in
	OCI on Derivatives		Gains (Losses) Reclassified from Accumulated
	(Effective Portion)		OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	Q3 2010	Q3 2009	Location	Q3 2010	Q3 2009
Currency forwards	$184	$101	Cost of sales	$3	$(4)
			Research and development	4	(4)
			Marketing, general and administrative	(4)	1
Other	(2)	(4)	Cost of sales	1	(2)

Total	$182	$97		$4	$(9)

	Gains (Losses)
	Recognized in
	OCI on Derivatives		Gains (Losses) Reclassified from Accumulated
	(Effective Portion)		OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	YTD 2010	YTD 2009	Location	YTD 2010	YTD 2009
Currency forwards	$6	$42	Cost of sales	$32	$(34)
			Research and development	21	(34)
			Marketing, general and administrative	2	(22)
Other	1	(11)	Cost of sales	(2)	(10)

Total	$7	$31		$53	$(100)

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the tables above. We estimate that we will reclassify approximately $70 million (before taxes) of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was not a significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of operations were as follows:

		Three Months Ended		Nine Months Ended
	Location of Gains (Losses)	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	Recognized in Income on Derivative	2010	2009	2010	2009
Currency interest rate swaps	Interest and other, net	$(132)	$(46)	$94	$(51)
Currency forwards	Interest and other, net	(60)	40	83	13
Interest rate swaps	Interest and other, net	(20)	(5)	(66)	12
Total return swaps	Interest and other, net	33	41	31	42
Other	Interest and other, net	—	(6)	—	(1)
Equity options	Gains (losses) on other equity investments, net	63	(6)	78	(3)
Other	Gains (losses) on other equity investments, net	2	1	(2)	5

Total		$(114)	$19	$218	$17

Note 9: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

	Sept. 25,	Dec. 26,
(In Millions)	2010	2009
Equity method investments	$1,858	$2,472
Non-marketable cost method investments	839	939
Identified intangible assets	769	883
Non-current deferred tax assets	246	278
Loans receivable	682	249
Other	489	519

Total other long-term assets	$4,883	$5,340

Note 10: Equity Method and Cost Method Investments
IMFT/IMFS
Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. As of September 25, 2010, we own a 49% interest in IMFT and a 29% interest in IMFS. Our investment in IMFT/IMFS was $1.5 billion as of September 25, 2010 ($1.6 billion as of December 26, 2009). The IMFS fabrication facility is in its startup phase with initial production expected in 2011. Intel has made limited additional investments in the first nine months of 2010, resulting in the decline of our ownership interest in IMFS from 49% at December 26, 2009. We will assess any additional investments in IMFS based on market conditions. IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. As a result of the reduction of our ownership interest in IMFS, Micron now appoints the majority of the managers on the IMFS board. These ventures are expected to operate until 2016 but are subject to prior termination under certain terms and conditions.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated our investment balance in IMFT/IMFS as of September 25, 2010. Our investment in these ventures is classified within other long-term assets. As of September 25, 2010, except for the amount due to IMFT/IMFS for product purchases and services, we did not incur any additional liabilities in connection with our interests in these joint ventures. In addition to the potential loss of our existing investment, our actual losses could be higher, as Intel and Micron are liable for other future operating costs and/or obligations of IMFT/IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT/IMFS’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.
Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $180 million during the third quarter of 2010 and approximately $545 million during the first nine months of 2010 (approximately $140 million during the third quarter of 2009 and approximately $535 million during the first nine months of 2009). The amount due to IMFT for product purchases and services provided was approximately $70 million as of September 25, 2010 (approximately $75 million as of December 26, 2009). During the first nine months of 2010, $148 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($324 million during the first nine months of 2009). In 2010, IMFT has increased its capital expenditures compared to 2009. The cash used for those capital expenditures reduced the amount of cash provided by IMFT to us as a return of equity method investment in the first nine months of 2010.
Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity that has the power to direct the activities of the venture that most significantly impact the venture’s economic performance and that has the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. We have determined that we do not meet both of these requirements and, therefore, we account for our interests using the equity method of accounting.
Numonyx
In 2008, we divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx. As of December 26, 2009, our investment balance in Numonyx was $453 million and was classified within other long-term assets. During the second quarter of 2010, we sold our ownership interest in Numonyx to Micron and recognized a gain on the sale of $91 million, which is included in gains (losses) on equity method investments, net. In exchange for our investment in Numonyx we received 57.9 million shares of Micron common stock, with an additional 8.6 million shares held in escrow for 12 months after the sale, and we issued a $72 million short-term note payable. The 8.6 million shares that are held in escrow are classified as marketable equity securities receivable within other current assets. The Micron shares we received are classified within trading assets. We have entered into equity options that economically hedge approximately two-thirds of the shares we received and expect to receive.
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
SMART
We hold an equity interest in SMART Technologies, Inc. and account for our interest in SMART using the equity method of accounting. As of September 25, 2010, our carrying value in SMART was $25 million and was classified within other long-term assets. In the third quarter of 2010, SMART completed an initial public offering of shares approved for listing on the NASDAQ Global Select Market*. We sold 10 million of our 27.5 million shares in the secondary offering. We recognized a gain of $181 million on the initial public offering and subsequent sale of our shares in the secondary offering, which is included in gains (losses) on equity method investments, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 11: Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net included:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	2010	2009	2010	2009
Equity method losses, net	$(28)	$(41)	$(72)	$(144)
Impairment charges	—	(19)	(10)	(32)
Other, net	154	1	245	1

Total gains (losses) on equity method investments, net	$126	$(59)	$163	$(175)

During the third quarter of 2010, we recognized a gain of $33 million on the initial public offering of SMART, included within “Equity method losses, net,” and a gain of $148 million on the subsequent sale of our shares in the secondary offering, included in “Other, net,” resulting in a total gain of $181 million. During the second quarter of 2010, we recognized a gain of $91 million on the sale of our ownership interest in Numonyx, included in “Other, net.” For further information, see “Note 10: Equity Method and Cost Method Investments.”
Note 12: Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net included:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	2010	2009	2010	2009
Impairment charges	$(32)	$(31)	$(85)	$(136)
Gains on sales, net	22	6	125	16
Other, net	(39)	5	36	34

Total gains (losses) on other equity investments, net	$(49)	$(20)	$76	$(86)

Note 13: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	2010	2009	2010	2009
Interest income	$35	$34	$90	$144
Other, net	3	(2)	(12)	14

Total interest and other, net	$38	$32	$78	$158

Note 14: Proposed Acquisitions
In the third quarter of 2010, we entered into a definitive agreement to acquire McAfee, Inc. Upon completion of the acquisition and subject to certain exceptions, each outstanding share of McAfee common stock and each share of McAfee common stock subject to restricted stock awards, vested restricted stock unit awards, and vested performance stock unit awards will be converted into the right to receive $48.00 in cash. As of the date we entered into the agreement, the transaction had an approximate value of $7.68 billion. Subject to certain exceptions, McAfee options, unvested restricted stock units, and unvested performance units outstanding prior to the completion of the agreement will be converted into Intel stock options and restricted stock units, as applicable, based on formulas set forth in the agreement. The transaction is subject to regulatory approvals and other customary closing conditions.
In the third quarter of 2010, we entered into a definitive agreement with Infineon Technologies AG to acquire Infineon’s Wireless Solutions (WLS) business for approximately $1.4 billion in cash. The transaction is subject to regulatory approvals and other customary closing conditions.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 15: Goodwill
Net goodwill activity for the first nine months of 2010 was as follows:

			Other Intel
			Architecture	Other
	PC Client	Data Center	Operating	Operating
(In Millions)	Group	Group	Segments	Segments	Total
Goodwill
December 26, 2009	$2,220	$1,459	$507	$235	$4,421
Additions due to business combinations	14	—	25	21	60

September 25, 2010	$2,234	$1,459	$532	$256	$4,481

During the first nine months of 2010, we completed two acquisitions. The goodwill recognized from these acquisitions was assigned to our Software and Services Group, our Ultra-Mobility Group, our PC Client Group, and our Embedded and Communications Group. Our Software and Services Group is included in the other operating segments category in the table above while our Ultra-Mobility Group and our Embedded and Communications Group are both included in the other Intel architecture operating segments category.
No goodwill was impaired during the first nine months of 2010 and 2009, and the accumulated impairment losses as of September 25, 2010 and December 26, 2009 were $713 million: $355 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $79 million associated with other Intel architecture operating segments.
Note 16: Identified Intangible Assets
We classify identified intangible assets within other long-term assets on the consolidated condensed balance sheets. Identified intangible assets consisted of the following as of September 25, 2010 and December 26, 2009:

	Sept. 25, 2010
	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,203	$(728)	$475
Acquisition-related developed technology	168	(75)	93
Other intangible assets	220	(19)	201

Total identified intangible assets	$1,591	$(822)	$769

	Dec. 26, 2009
	Gross	Accumulated
(In Millions)	Assets	Amortization	Net
Intellectual property assets	$1,190	$(616)	$574
Acquisition-related developed technology	166	(34)	132
Other intangible assets	509	(332)	177

Total identified intangible assets	$1,865	$(982)	$883

We recorded the amortization of identified intangible assets on the consolidated condensed statements of operations as cost of sales, amortization of acquisition-related intangibles, or a reduction of revenue. The amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	2010	2009	2010	2009
Intellectual property assets	$37	$37	$112	$111
Acquisition-related developed technology	$13	$11	$41	$14
Other intangible assets	$6	$34	$27	$94

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Based on the identified intangible assets that are subject to amortization as of September 25, 2010, we expect future amortization expense to be as follows:

	Remainder
(In Millions)	of 2010	2011	2012	2013	2014
Intellectual property assets	$37	$97	$86	$69	$59
Acquisition-related developed technology	$14	$46	$24	$9	$—
Other intangible assets	$6	$28	$32	$31	$21
Note 17: Restructuring and Asset Impairment Charges
The following table summarizes restructuring and asset impairment charges by program:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	2010	2009	2010	2009
2009 restructuring program	$—	$63	$—	$212
2006 efficiency program	—	—	—	16

Total restructuring and asset impairment charges	$—	$63	$—	$228

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

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	2010	2009	2010	2009
Employee severance and benefit arrangements	$—	$63	$—	$205
Asset impairment charges	—	—	—	7

Total restructuring and asset impairment charges	$—	$63	$—	$212

The following table summarizes the restructuring activity for the 2009 restructuring program during the first nine months of 2010:

Employee
Severance and
(In Millions)	Benefits
Accrued restructuring balance as of December 26, 2009	$26
Additional accruals	—
Adjustments	—
Cash payments	(26)
Non-cash settlements	—

Accrued restructuring balance as of September 25, 2010	$—

Under the 2009 restructuring program, we incurred $208 million of charges related to employee severance and benefit arrangements for approximately 6,500 employees.
Note 18: Borrowings
In 2005, we issued $1.6 billion of junior subordinated convertible debentures (the 2005 debentures) due in 2035. The conversion rate for the 2005 debentures adjusts for certain events outlined in the indenture governing the debentures, such as quarterly dividend distributions in excess of $0.10 per share. As of September 25, 2010, the conversion rate was 32.52 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $30.75 per share of common stock. As of December 26, 2009, the conversion rate was 32.12 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $31.14 per share of common stock.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 19: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
Under the 2006 Equity Incentive Plan (2006 Plan), 428 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 253 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of September 25, 2010, 190 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 240 million shares of common stock available for issuance through August 2011. As of September 25, 2010, 140 million shares were available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
We recognized $224 million of share-based compensation in the third quarter of 2010 and $704 million for the first nine months of 2010 ($218 million in the third quarter of 2009 and $689 million for the first nine months of 2009).
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

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2010	2009	2010	2009
Estimated values	$20.58	$17.98	$22.64	$14.55
Risk-free interest rate	0.6%	1.1%	1.1%	0.9%
Dividend yield	2.9%	3.0%	2.6%	3.5%
Volatility	33%	34%	31%	46%
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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2010	2009	2010	2009	2010	2009	2010	2009
Estimated values	$5.13	$4.40	$4.84	$4.72	$4.82	$4.56	$4.71	$4.14
Expected life (in years)	4.8	4.8	4.9	4.9	0.5	0.5	0.5	0.5
Risk-free interest rate	2.5%	2.4%	2.6%	1.8%	0.3%	0.4%	0.2%	0.4%
Volatility	33%	34%	28%	46%	32%	33%	32%	44%
Dividend yield	2.9%	3.0%	2.7%	3.6%	3.0%	2.9%	3.1%	3.6%
Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units (RSUs) for the first nine months of 2010 was as follows:

		Weighted
		Average Grant-
	Number of	Date Fair
(In Millions, Except Per RSU Amounts)	RSUs	Value
December 26, 2009	105.4	$17.03
Granted	31.8	$22.64
Vested	(31.8)	$17.54
Forfeited	(3.0)	$17.97

September 25, 2010	102.4	$18.59

The aggregate fair value of awards that vested during the first nine months of 2010 was $756 million, which represents the market value of Intel common stock on the date that the restricted stock units vested. The grant date fair value of awards that vested during the first nine months of 2010 was $558 million. The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of September 25, 2010, three million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Activity with respect to outstanding stock options for the first nine months of 2010 was as follows:

		Weighted
	Number of	Average
(In Millions, Except Per Option Amounts)	Options	Exercise Price
December 26, 2009	451.3	$25.08
Grants	19.9	$23.31
Exercises	(13.7)	$18.51
Cancellations and forfeitures	(13.5)	$25.17
Expirations	(50.0)	$61.64

September 25, 2010	394.0	$20.57

Options exercisable as of:
December 26, 2009	297.7	$28.44
September 25, 2010	245.7	$21.40
During the first nine months of 2010, the aggregate intrinsic value of stock option exercises was $55 million, which represents the difference between the exercise price and the value of Intel common stock at the time of exercise.
Stock Purchase Plan
Employees purchased 17.2 million shares in the first nine months of 2010 (30.9 million shares in the first nine months of 2009) for $281 million ($344 million in the first nine months of 2009) under the 2006 Stock Purchase Plan.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 20: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of September 25, 2010, $5.7 billion remained available for repurchase under the existing repurchase authorization. During the first nine months of 2010, we did not make any common stock repurchases under our authorized plan (88.2 million shares at a cost of $1.7 billion during the third quarter and first nine months of 2009). We have repurchased and retired 3.4 billion shares at a cost of approximately $69 billion since the program began in 1990. Our repurchases in 2009 were executed in privately negotiated transactions.
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first nine months of 2010, we withheld 9.3 million shares (5.3 million shares during the first nine months of 2009) to satisfy $222 million ($81 million during the first nine months of 2009) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.
Note 21: Earnings Per Share
We computed our basic and diluted earnings per common share as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions, Except Per Share Amounts)	2010	2009	2010	2009
Net income available to common stockholders	$2,955	$1,856	$8,284	$2,087

Weighted average common shares outstanding — basic	5,575	5,537	5,556	5,568
Dilutive effect of employee equity incentive plans	67	28	87	24
Dilutive effect of convertible debt	52	51	52	51

Weighted average common shares outstanding — diluted	5,694	5,616	5,695	5,643

Basic earnings per common share	$0.53	$0.34	$1.49	$0.37

Diluted earnings per common share	$0.52	$0.33	$1.45	$0.37

We computed our basic earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding during the period. We computed diluted earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Net income available to participating securities was insignificant for all periods presented.
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for the 2005 debentures. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares are determined by applying the treasury stock method.
For the third quarter of 2010, we excluded 200 million outstanding weighted average stock options (168 million for the first nine months of 2010) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (540 million for the third quarter of 2009 and 565 million for the first nine months of 2009). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. We also excluded our 2009 debentures from the calculation of diluted earnings per common share because the conversion option of these debentures was anti-dilutive. In the future, we could have potentially dilutive shares if the average market price is above the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 22: Comprehensive Income
The components of total comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	2010	2009	2010	2009
Net income	$2,955	$1,856	$8,284	$2,087
Change in net unrealized holding gain (loss) on available-for-sale investments	137	201	175	348
Change in deferred tax asset valuation allowance	34	92	62	143
Change in net unrealized holding gain (loss) on derivatives	129	93	(45)	124
Change in net prior service costs	—	—	(40)	—
Change in net actuarial losses	—	—	(14)	11

Total comprehensive income	$3,255	$2,242	$8,422	$2,713

The change in deferred tax asset valuation allowance was primarily attributed to changes in unrealized holding gains on our available-for-sale investments. This amount will be relieved as these investments are sold or mature. The changes in net prior service costs for the nine months ended September 25, 2010 are due to the recognition in the second quarter of 2010 of an amendment to the U.S. Sheltered Employee Retirement Medical Account (SERMA). The amendment allows participants to use their SERMA credits to purchase health insurance in plans not sponsored by Intel.
The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows:

	Sept. 25,	Dec. 26,
(In Millions)	2010	2009
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$436	$261
Accumulated net change in deferred tax asset valuation allowance	208	146
Accumulated net unrealized holding gain (loss) on derivatives	95	140
Accumulated net prior service costs	(37)	3
Accumulated net actuarial losses	(170)	(156)
Accumulated transition obligation	(1)	(1)

Total accumulated other comprehensive income (loss)	$531	$393

As of September 25, 2010 and December 26, 2009, accumulated unrealized non-credit-related other-than-temporary impairment losses on available-for-sale debt instruments were insignificant.
Note 23: Taxes
The European Commission (EC) fine of $1.447 billion incurred in the second quarter of 2009 was not tax deductible, so the fine significantly impacted our effective tax rate for the nine months ended September 26, 2009. For further information on the EC fine, see “Note 24: Contingencies.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs, but in general contend that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; claim that our software compiler business unfairly prefers Intel microprocessors over competing microprocessors and that, through the use of our compilers and other means, we have caused inaccurate and misleading benchmark results concerning our microprocessors to be disseminated; allege that we unfairly controlled the content and timing of release of various standard computer interfaces developed by Intel in cooperation with other industry participants; and accuse us of engaging in various acts of improper competitive activity in competing against what is referred to as general purpose graphics processing units, including certain licensing practices and our actions in connection with developing and disclosing potentially competitive technology.
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
Government Competition Matters and Related Consumer Class Actions
In 2001, the EC commenced an investigation regarding claims by Advanced Micro Devices, Inc. (AMD) that we used unfair business practices to persuade clients to buy our microprocessors. Since that time, we have received numerous requests for information and documents from the EC, and we have responded to each of those requests. The EC issued a Statement of Objections in July 2007 and held a hearing on that Statement in March 2008. The EC issued a Supplemental Statement of Objections in July 2008.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served on us an Examination Report alleging that sales to two customers during parts of 2002–2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March 2008, we submitted a further response. In April 2008, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co., Ltd. and TriGem Computer Inc. In November 2008, the KFTC issued a final written decision concluding that our discounts had violated Korean antitrust law and imposing a fine on us of approximately $20 million, which we paid in January 2009. In December 2008, we appealed this decision by filing a lawsuit in the Seoul High Court seeking to overturn the KFTC’s decision. The KFTC through its attorneys filed its answer to our complaint in March 2009. Thereafter we and the KFTC will provide arguments to the court in sequential briefs. We expect a decision from the court in early 2011.
In November 2009, the State of New York filed a lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that we violated federal antitrust laws; the New York Donnelly Act, which prohibits contracts or agreements to monopolize; and the New York Executive Law, which proscribes underlying violations of federal and state antitrust laws. The lawsuit alleges that we engaged in a systematic worldwide campaign of illegal, exclusionary conduct to maintain its monopoly power and prices in the market for x86 microprocessors through the use of various alleged actions, including exclusive or near-exclusive agreements from large computer makers in exchange for “loyalty payments” and “bribes,” and other alleged threats and retaliation. The plaintiff claims that our alleged actions harmed consumers, competition, and innovation. The lawsuit seeks a declaration that our alleged actions have violated the federal and New York antitrust laws and the New York Executive Law, an injunction to prevent further alleged unlawful acts, unspecified damages in an amount to be proven at trial, trebled as provided for by law, restitution, disgorgement, $1 million for each violation of the Donnelly Act proven by the plaintiff, and attorneys’ fees and costs. In January 2010, we filed our answer. The court has set a trial to begin on this matter in February 2012. We disagree with the plaintiff’s allegations and claims, and intend to conduct a vigorous defense of the lawsuit.
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
In June 2008, the U.S. Federal Trade Commission (FTC) announced a formal investigation into our sales practices. In June 2009, the FTC staff asked for additional information and testimony by some Intel witnesses. Settlement discussions were unsuccessful. In December 2009, three FTC Commissioners voted to issue an administrative complaint alleging that we had violated Section 5 of the FTC Act by engaging in unfair methods of competition and unfair acts or practices in markets for CPUs and GPUs. On November 2, 2010, the FTC publicly announced the final approval to a settlement between Intel and the FTC that fully resolves the FTC’s 2009 lawsuit against Intel. Among other provisions, the agreement includes: a statement that the agreement does not constitute an admission that Intel has violated the law or that the facts alleged in the complaint are true; provisions with respect to the treatment and extension of certain intellectual property agreements between Intel and AMD, Intel and NVIDIA Corporation, and Intel and Via Technologies Inc.; provisions with respect to Intel’s sales, marketing, pricing and promotional activities for certain Intel microprocessors and chipsets; provisions concerning engineering and design changes to certain Intel products; provisions concerning Intel’s actions with respect to product roadmaps; disclosure and other terms with respect to Intel’s compilers and related products; and provisions related to compliance with the agreement. Intel continues to disagree with the FTC’s allegations that Intel has violated any law. Nevertheless, Intel believes the settlement is appropriate and in the best interests of its stockholders, employees and customers. Based on our current understanding and expectations, we do not believe that any changes in our business practices to comply with the agreement will be material to our financial position, results, or cash flows.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In addition, at least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against Intel by AMD in June 2005 in United States District Court for the District of Delaware (AMD litigation). Like that AMD lawsuit, these class action suits allege that Intel engaged in various actions in violation of the Sherman Act and other laws, by, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealing that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware, and the Court has appointed a Special Master to address issues in the litigation as assigned by the Court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The putative class in the coordinated actions also moved for certification of a class of members who purchased certain personal computers containing products sold by Intel. On July 28, 2010, the Special Master issued a Report and Recommendation (Class Report) denying the motion to certify a class. Thereafter, in August 2010, the Special Master approved a stipulation among the parties that provides that all pending motions in the matter would be withdrawn and that the plaintiffs would file with the District Court their Objections to the Class Report in October 2010. We expect the briefing on the plaintiff’s Objections to be completed by the end of 2010. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the Court in the California actions has agreed to delay ruling on this motion until after the Delaware District Court rules on the similar motion in the coordinated actions. We dispute the class action claims and intend to defend the lawsuits vigorously.
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
In November 2009, Charles Gilman filed a putative stockholder derivative suit in the United States District Court for the District of Delaware against certain current Intel Board members as well as three former Board members. In December 2009, the Louisiana Municipal Police Employee Retirement System (LMPERS) filed a putative stockholder derivative suit in the same court against the same defendants. In January 2010, the District Court ordered Gilman and LMPERS to file a single, consolidated complaint under the name In re Intel Corp. Derivative Litigation. An amended consolidated complaint was filed in February 2010, which makes many of the same allegations raised in the Smilow/Tobias and Del Gaizo suits, and additionally cites a number of excerpts from the EC’s decision, points to the settlement of the AMD litigation as supposed evidence of damage to Intel, and incorporates by reference all of the allegations made in the lawsuit filed against us by the State of New York and all of the allegations made in the administrative complaint filed against us by the FTC.
In March 2010, Alan Paris filed a putative stockholder derivative suit in Santa Clara County Superior Court against certain current Intel Board members as well as three former Board members. Paris’s complaint makes many of the same allegations raised in In re Intel Corp. Derivative Litigation.
In May 2010, we entered into a stipulation of settlement to resolve all of the foregoing stockholder derivative litigation and related matters, except for the Del Gaizo lawsuit which we intend to continue defending vigorously. The settlement was approved by the Delaware District Court in July 2010. Pursuant to the Delaware District Court’s scheduling order, we provided notice of the settlement to Intel stockholders in June 2010. The settlement agreement did not significantly impact our results of operations or cash flows. In August 2010, Intel stockholder Christine Del Gaizo appealed the District Court’s final judgment approving the settlement of these derivative actions. We intend to vigorously defend against that appeal.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Intel Corporation v. NVIDIA Corporation
In February 2009, Intel filed a declaratory judgment lawsuit against NVIDIA in the Delaware Court of Chancery concerning a chipset patent license agreement signed by Intel and NVIDIA in 2004. The lawsuit seeks a declaratory judgment that chipsets for Intel microprocessors with integrated memory controllers are not licensed products under the chipset agreement. NVIDIA denied Intel’s claims and in March 2009 filed counterclaims against Intel seeking a declaration that NVIDIA is licensed, alleging that Intel breached the chipset agreement by making false and misleading statements about NVIDIA’s rights, and alleging that Intel breached the implied covenant of good faith and fair dealing by taking actions to deprive and hinder NVIDIA’s sales of chipsets. NVIDIA seeks substantial monetary damages and an order terminating Intel’s rights under a separate patent cross license agreement signed by Intel and NVIDIA in 2004. A trial in this matter is scheduled for December 2010. NVIDIA has also indicated that it might subsequently file claims based on alleged anticompetitive conduct by Intel relating to its chipset business. Intel intends to continue to vigorously defend itself against the claims and allegations made by NVIDIA.
Lehman Matter
In November 2009, representatives of Lehman Brothers Holdings Inc. (“Lehman”) advised us informally that the Lehman bankruptcy estate was considering a claim against us arising from a 2008 contract between Intel and Lehman Brothers OTC Derivatives Inc. (“Lehman OTC”). Under the terms of the 2008 contract, Intel prepaid $1.0 billion to Lehman OTC, in exchange for which Lehman OTC was required to purchase and deliver to Intel the number of shares of Intel common stock that could be purchased for $1.0 billion, at the volume-weighted average price for the period August 26, 2008 to September 26, 2008. Lehman OTC’s performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, Lehman OTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. Lehman failed to deliver any shares of our common stock, and we exercised our right to setoff against the $1.0 billion collateral. Lehman OTC has not initiated any action against us to date, but in February 2010, Lehman served a subpoena on us in connection with this transaction. In September 2010, we entered into an agreement with Lehman which tolls any applicable statutes of limitations for 90 days and precludes the parties from commencing any formal proceedings to prosecute any claims against each other in any forum during that period. In October 2010, Lehman demanded that Intel pay it at least $417 million. We continue to believe that we acted appropriately under our agreement with Lehman OTC and we intend to defend any claim to the contrary.
Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell, and LightLogic, Inc.
We acquired LightLogic, Inc. in May 2001. Frank Shum has sued us, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by us as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted our motion for summary judgment on Shum’s remaining claims. In August 2007, the United States Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted our motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied our motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pre-trial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to us, the jury agreed with Shum on some of those claims and was unable to reach a verdict regarding the remaining claims. In April 2009, the court granted defendants’ motions for judgment as a matter of law. Shum has appealed that ruling to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments in this matter in August 2010.

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
In the second quarter of 2009, we incurred charges of $1.447 billion as a result of the fine from the EC, see “Note 24: Contingencies.” This charge was included in the “corporate” category. Additionally, the corporate category includes expenses and charges such as:
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(In Millions)	2010	2009	2010	2009
Net revenue
PC Client Group
Microprocessor revenue	$6,305	$5,217	$18,373	$14,033
Chipset, motherboard, and other revenue	1,750	1,840	5,195	4,384

	8,055	7,057	23,568	18,417

Data Center Group
Microprocessor revenue	1,847	1,378	5,196	3,598
Chipset, motherboard, and other revenue	339	298	975	826

	2,186	1,676	6,171	4,424
Other Intel architecture operating segments	495	338	1,287	992
Other operating segments	354	282	1,109	603
Corporate	12	36	31	122

Total net revenue	$11,102	$9,389	$32,166	$24,558

Operating income (loss)
PC Client Group	$3,437	$2,247	$10,008	$4,245
Data Center Group	1,070	627	2,969	1,327
Other Intel architecture operating segments	—	(55)	(47)	(191)
Other operating segments	(42)	(74)	(84)	(262)
Corporate	(329)	(166)	(1,281)	(1,905)

Total operating income (loss)	$4,136	$2,579	$11,565	$3,214

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 25, 2010 to the three and nine months ended September 26, 2009.

•	Business Outlook. Our expectations for selected financial items for the fourth quarter of 2010 and the 2010 full year.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations, including our definitive agreements with McAfee, Inc. and Infineon Technologies AG as discussed in “Note 14: Proposed Acquisitions” in the Notes to the Consolidated Condensed Financial Statements of this Form 10-Q, that had not been completed as of November 2, 2010.
Overview
Our results of operations were as follows:

(In Millions)	Q3 2010	Q2 2010	Q3 2009
Net revenue	$11,102	$10,765	$9,389
Gross margin	$7,321	$7,235	$5,404
Gross margin percentage	65.9%	67.2%	57.6%
Operating income	$4,136	$3,981	$2,579
Net income	$2,955	$2,887	$1,856
We achieved record quarterly revenue despite softness in the consumer segments of mature markets. Our record revenue coupled with record quarterly operating income helped us achieve operating income as a percent of revenue of 37.3%, our highest in over ten years. This metric highlights the strength of our product lineup, strong execution from our factory network, and progress on improving our cost structure.
Our third quarter revenue of $11.1 billion increased 3% from the second quarter and 18% from the third quarter of 2009. We achieved record microprocessor unit sales in the third quarter on strength in corporate demand and emerging markets. Microprocessor average selling prices remained flat from the second to the third quarter. Our revenue growth from the second quarter was below average seasonal trends as a result of weakness in the consumer segments of Europe and North America. We expect our revenue growth in the fourth quarter to continue below seasonal trends on continued weakness in the consumer segments of mature markets and a reduction in customer inventories in anticipation of the launch of 2nd Generation Intel® CoreTM processor products (formerly code named Sandy Bridge).
Our gross margin percentage for the third quarter declined slightly from the second quarter, primarily from inventory write-offs of 2nd Generation Intel Core processor products that have not been qualified for sale. We expect our gross margin percentage in the fourth quarter to increase slightly from the third quarter on the qualification for sale of these new products, resulting in lower inventory write-offs and sales of previously written-off products. We expect this increase in gross margin percentage to be partially offset by higher platform (microprocessor and chipset) unit costs, increased start-up costs, and costs associated with taking older technology offline.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our “tick-tock” technology development cadence allows us to differentiate our product offerings, and we expect to ship 32-nanometer process technology products based on our 2nd Generation Intel Core processor microarchitecture later in the fourth quarter. We believe that inventory in the supply chain will remain lean as our customers prepare for the launch of these new products. As we anticipate strong demand for these new products, we are taking advantage of the lower than expected seasonal growth in the second half of 2010 to more quickly upgrade our older generation factories.
From a financial condition perspective, we ended the third quarter of 2010 with an investment portfolio of $20.3 billion, consisting of cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets. We generated $3.6 billion in cash from operations during the third quarter, purchased $1.4 billion in capital assets, and returned $877 million to stockholders through dividends. In September, our Board of Directors declared a dividend of $.1575 per common share to be paid in December.
During the third quarter, we announced definitive agreements to acquire McAfee, Inc., for approximately $7.68 billion, and Infineon’s Wireless Solutions (WLS) business from Infineon Technologies AG, for approximately $1.4 billion. For further information, see “Note 14: Proposed Acquisitions” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The transactions are subject to regulatory approvals and other customary closing conditions.
On November 2, 2010, the FTC publicly announced the final approval to a settlement between Intel and the FTC that fully resolves the FTC’s 2009 lawsuit against Intel.
Strategy
Our goal is to be the preeminent computing solutions company that powers the worldwide digital economy. We believe that the proliferation of the Internet and cloud computing have driven fundamental changes in the computing industry. We are transforming from a company with a primary focus on the design and manufacture of semiconductor chips for PCs and servers to a computing company that delivers complete solutions in the form of hardware and software platforms and supporting services. The number and variety of devices connected to the Internet is increasing and computing is becoming an increasingly personal experience. End users value consistency across devices that connect seamlessly and effortlessly to the Internet and to each other. We will enable this experience by innovating around three pillars of computing: energy efficient performance, security, and connectivity.
•	Energy-Efficient Performance. We are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing higher performance with lower power consumption.

•	Internet Connectivity. We are positioning our business to take advantage of the growth in devices that compute and connect to the Internet. We entered into a definitive agreement in the third quarter of 2010 to acquire Infineon’s Wireless Solutions (WLS) business. This proposed acquisition would enable us to offer a portfolio of products that covers a full range of wireless connectivity options by combining our Intel® WiFi and Intel® WiMAX technologies with WLS’ 2G and 3G technologies, and creating a combined path to accelerate industry adoption of 4G LTE.

•	Security. Our goal is to enhance security features through the combination of hardware and software solutions. This may include identity protection and fraud deterrence; detection and prevention of malware; securing data and assets; as well as system recovery and enhanced security patching. We entered into a definitive agreement in the third quarter of 2010 to acquire McAfee Inc. We believe this proposed acquisition would accelerate and enhance the combination of hardware and software security solutions, improving the overall security of our platforms.
To succeed in the changing computing environment, we have the following key objectives:
•	Strive to ensure that Intel technology remains the best choice for the PC as well as cloud computing and the datacenter.

•	Expand platforms into adjacent market segments to bring new compelling solutions to the smartphone, the tablet, the TV, the car, and the rest of the embedded world.

•	Enable devices that connect to the Internet and to each other to create a continuum of personal computing. This continuum would give consumers a set of secure, consistent and personalized computing experiences.

•	Positively impact the world through our actions and the application of our energy-efficient technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We will use our core assets to meet these objectives. Our core assets include our silicon and process technology, our architecture and platforms, our global presence, our strong relationships across the industry, and our brand recognition. We believe that applying these core assets to our key focus areas provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Some of our core assets and key focus areas are:
•	Silicon and Manufacturing Technology Leadership. We have long been a leader in silicon process technology and manufacturing, and we aim to continue our lead through investment and innovation in this critical area. We drive a regular two year upgrade cycle introducing a new microarchitecture approximately every two years and ramping the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. As we continue to drive Moore’s Law over the next several years, we believe that the value of this advantage will increase. Not only do we aim to have the best process technology, but unlike most semiconductor companies, we manufacture our products in our own facilities. This allows us to optimize performance, reduce our time to market, and scale new products more rapidly.

•	Architecture and Platforms. We are now developing a wide range of solutions for devices that span the computing continuum from PC’s to smartphones to smart TV’s to In-Vehicle Infotainment systems and beyond. Users want computing experiences that are consistent and devices that are interoperable. Users and developers value consistency of architecture, which provides a common framework that allows for reduced time to market, with the ability to leverage technologies across multiple form factors. We believe that we can meet the needs of both users and developers by offering Intel® architecture based computing solutions across the computing continuum. We continue to invest in improving Intel architecture so that we can deliver increased value to our customers in existing market segments and also expand the capabilities of the architecture to meet end user and customer needs in adjacent market segments. Increasingly, we are delivering our architecture in the form of platforms. Platforms combine not only the microprocessor, but other critical hardware and software ingredients that are necessary to create computing solutions. We are expanding our platform capabilities with connectivity solutions, new forms of user interface, new features and capabilities and complementary software.

•	Software. We enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We seek to expedite growth in various market segments, such as the embedded and handheld market segments, through our software offerings. Additionally, we have partnered with other companies to develop software platforms optimized for our Intel® AtomTM processors and that support multiple hardware architectures as well as multiple operating systems.

•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized computing solution compared to components that are used separately. Additionally, we promote industry standards that we believe will yield innovation and improved technologies for users.

•	Strategic Investments. We make investments in companies around the world that we believe will generate financial returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products.

•	Stewardship. We are committed to developing energy-efficient technology solutions that can be used to address major global problems while reducing our environmental impact. We are also committed to helping transform education globally through our technology, program and policy leadership, and investments by the Intel Foundation. In addition, we strive to cultivate a work environment where engaged, energized employees can thrive in their job and in their communities.
Our continued investment in developing our assets and execution on key focus areas will strengthen our competitive position as we enter and expand into these new market segments. We believe that these new market segments will result in demand that is incremental to that of microprocessors designed for notebook and desktop computers. We also believe that increased Internet traffic and the increasing use of cloud computing creates a need for greater server infrastructure, including server products optimized for energy-efficient performance and virtualization.

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
Non-Marketable Equity Investments
We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $2.7 billion as of September 25, 2010 ($3.4 billion as of December 26, 2009). The majority of this balance as of September 25, 2010 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) of $1.5 billion ($1.6 billion as of December 26, 2009). For further information, see “Note 10: Equity Method and Cost Method Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Our non-marketable equity investments are recorded using the cost method or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified within other long-term assets on the consolidated condensed balance sheets.
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
If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $32 million in the third quarter of 2010 ($95 million in the first nine months of 2010). Over the past 12 quarters, including the third quarter of 2010, impairments of non-marketable equity investments ranged from $11 million to $896 million per quarter. This range included impairments of $896 million during the fourth quarter of 2008, primarily related to a $762 million impairment charge on our investment in Clearwire Communications, LLC (Clearwire LLC).
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
Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the third quarter of 2010, impairments and accelerated depreciation of long-lived assets ranged from $10 million to $300 million per quarter.
Income Taxes
We must make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of September 25, 2010, our work-in-process inventory totaled $1.6 billion and finished goods inventory totaled $1.4 billion. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - Third Quarter of 2010 Compared to Third Quarter of 2009
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	Q3 2010		Q3 2009
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$11,102	100.0%	$9,389	100.0%
Cost of sales	3,781	34.1%	3,985	42.4%

Gross margin	7,321	65.9%	5,404	57.6%
Research and development	1,675	15.1%	1,430	15.2%
Marketing, general and administrative	1,506	13.5%	1,320	14.1%
Restructuring and asset impairment charges	—	—%	63	0.7%
Amortization of acquisition-related intangibles	4	—%	12	0.1%

Operating income (loss)	4,136	37.3%	2,579	27.5%
Gains (losses) on equity method investments, net	126	1.1%	(59)	(0.6)%
Gains (losses) on other equity investments, net	(49)	(0.4)%	(20)	(0.2)%
Interest and other, net	38	0.3%	32	0.3%

Income (loss) before taxes	4,251	38.3%	2,532	27.0%
Provision for taxes	1,296	11.7%	676	7.2%

Net income	$2,955	26.6%	$1,856	19.8%

Diluted earnings per common share	$0.52		$0.33

The following table sets forth information of geographic regions for the periods indicated:

	Q3 2010		Q3 2009
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$6,404	58%	$5,322	57%
Americas	2,240	20%	1,822	19%
Europe	1,326	12%	1,328	14%
Japan	1,132	10%	917	10%

Total	$11,102	100%	$9,389	100%

Our net revenue for Q3 2010 increased $1.7 billion, or 18%, compared to Q3 2009. The increase was due to higher microprocessor average selling prices and unit sales. Revenue in the Japan, Americas, and Asia-Pacific regions increased by 23%, 23%, and 20% respectively compared to Q3 2009. Revenue in the Europe region was approximately flat compared to Q3 2009.
Our overall gross margin dollars for Q3 2010 increased $1.9 billion, or 35%, compared to Q3 2009. The increase was primarily due to higher revenue, lower platform (microprocessor and chipset) unit cost, and excess capacity charges recorded in Q3 2009. Our overall gross margin percentage increased to 65.9% in Q3 2010 from 57.6% in Q3 2009. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group operating segment and, to a lesser extent, the gross margin percentage increase in the Data Center Group operating segment. We derived a substantial majority of our overall gross margin dollars in Q3 2010 and Q3 2009, from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PC Client Group
The revenue and operating income for the PC Client Group (PCCG) operating segment for Q3 2010 and Q3 2009 were as follows:

(In Millions)	Q3 2010	Q3 2009
Microprocessor revenue	$6,305	$5,217
Chipset, motherboard, and other revenue	1,750	1,840

Net revenue	$8,055	$7,057
Operating income	$3,437	$2,247
Net revenue for the PCCG operating segment increased $1.0 billion, or 14%, in Q3 2010 compared to Q3 2009. Microprocessors and chipsets within PCCG include those designed for the notebook, netbook, and desktop computing market segments. Significantly higher notebook average selling prices was the primary driver of the increase in microprocessor revenue. To a lesser extent, higher notebook unit sales and higher desktop average selling prices also contributed to the increase. The decrease in chipset, motherboard, and other revenue was due to significantly lower revenue from the sale of wireless communication products. Slightly higher chipset unit sales were partially offset by slightly lower chipset average selling prices.
Operating income increased by $1.2 billion, or 53%, in Q3 2010 compared to Q3 2009. The increase in operating income was primarily due to higher revenue. To a lesser extent, lower platform unit cost in Q3’10, and excess capacity charges of approximately $110 million in Q3 2009 that were primarily related to microprocessors and chipsets contributed to the increase. These increases to operating income were partially offset by higher operating expenses.
Data Center Group
The revenue and operating income for the Data Center Group (DCG) operating segment for Q3 2010 and Q3 2009 were as follows:

(In Millions)	Q3 2010	Q3 2009
Microprocessor revenue	$1,847	$1,378
Chipset, motherboard, and other revenue	339	298

Net revenue	$2,186	$1,676
Operating income	$1,070	$627
Net revenue for the DCG operating segment increased by $510 million, or 30%, in Q3 2010 compared to Q3 2009. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales and higher average selling prices. The increase in chipset, motherboard, and other revenue was due to higher revenue from the sale of wired connectivity products and higher chipset unit sales.
Operating income increased by $443 million, or 71%, in Q3 2010 compared to Q3 2009. The increase in operating income was primarily due to significantly higher revenue. This increase to operating income was partially offset by higher operating expenses.
Other Intel Architecture Operating Segments
The revenue and operating income for the other Intel architecture (Other IA) operating segments for Q3 2010 and Q3 2009 were as follows and includes the Embedded and Communications Group, Digital Home Group, and Ultra-Mobility Group:

(In Millions)	Q3 2010	Q3 2009
Net revenue	$495	$338
Operating income (loss)	$—	$(55)
Net revenue for the Other IA operating segments increased by $157 million, or 46%, in Q3 2010 compared to Q3 2009. The increase was primarily due to significantly higher revenue within the Embedded and Communications Group (ECG) from significantly higher microprocessor and chipset unit sales, and higher microprocessor average selling prices. These increases to ECG revenue were partially offset by a decrease in chipset average selling prices.
Operating income (loss) for the Other IA operating segments decreased from a $55 million loss in Q3 2009 to break even in Q3 2010. The operating loss decrease was primarily due to significantly higher ECG revenue, partially offset by higher operating expenses in ECG and the Ultra-Mobility Group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Expenses
Operating expenses for Q3 2010 and Q3 2009 were as follows:

(In Millions)	Q3 2010	Q3 2009
Research and development	$1,675	$1,430
Marketing, general and administrative	$1,506	$1,320
Restructuring and asset impairment charges	$—	$63
Amortization of acquisition-related intangibles	$4	$12
Research and Development. R&D spending increased by $245 million, or 17%, in Q3 2010 compared to Q3 2009 primarily due to an increase in employees, higher profit-dependent compensation, and higher assembly and design development costs.
Marketing, General and Administrative. Marketing, general and administrative expenses increased by $186 million, or 14%, in Q3 2010 compared to Q3 2009 primarily due to higher advertising expenses (including cooperative advertising expenses) and higher profit-dependent compensation.
R&D, combined with marketing, general and administrative expenses, were 29% of net revenue in Q3 2010 and Q3 2009.
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by program for Q3 2010 and Q3 2009:

(In Millions)	Q3 2010	Q3 2009
2009 restructuring program	$—	$63
2006 efficiency program	—	—

Total restructuring and asset impairment charges	$—	$63

For further information, see “Note 17: Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	Q3 2010	Q3 2009
Equity method losses, net	$(28)	$(41)
Impairment charges	—	(19)
Other, net	154	1

Total gains (losses) on equity method investments, net	$126	$(59)

We recognized higher gains on sales and lower equity method losses in the third quarter of 2010 compared to the third quarter of 2009.
During the third quarter of 2010, we recognized a gain of $33 million on the initial public offering of SMART Technologies, Inc. (SMART), included within “Equity method losses, net,” and a gain of $148 million on the subsequent sale of our shares in the secondary offering, included in “Other, net,” resulting in a total gain of $181 million. For further information, see “Note 10: Equity Method and Cost Method investments” in the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q. Equity method losses, net also includes our equity method losses from Clearwire LLC ($34 million loss in Q3 2010 and $16 million loss in Q3 2009).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	Q3 2010	Q3 2009
Impairment charges	$(32)	$(31)
Gains on sales, net	22	6
Other, net	(39)	5

Total gains (losses) on other equity investments, net	$(49)	$(20)

We recognized losses on other equity transactions in Q3 2010, partially offset by higher gains on sales in Q3 2010 compared to Q3 2009. The loss in “Other, net” for Q3 2010 is primarily related to fair value losses on the equity interest in Micron we received from the sale of our ownership interest in Numonyx B.V., partially offset by equity options that economically hedge a portion of our Micron equity interest.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	Q3 2010	Q3 2009
Interest income	$35	$34
Other, net	3	(2)

Total interest and other, net	$38	$32

We recognized higher interest income in Q3 2010 compared to Q3 2009 as a result of higher average investment balances, mostly offset by lower interest rates.
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q3 2010	Q3 2009
Income (loss) before taxes	$4,251	$2,532
Provision for taxes	$1,296	$676
Effective tax rate	30.5%	26.7%
The effective tax rate for Q3 2010 was negatively impacted by a higher percentage of profits being derived from higher tax jurisdictions compared to Q3 2009. The Q3 2009 effective tax rate was negatively impacted by adjustments for differences between our finalized tax return and the provision recorded, and other adjustments to tax provisions from prior years, which were partially offset by settlements and effective settlements of various uncertain tax positions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations – First Nine Months of 2010 Compared to First Nine Months of 2009
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	YTD 2010		YTD 2009
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$32,166	100.0%	$24,558	100.0%
Cost of sales	11,081	34.4%	11,837	48.2%

Gross margin	21,085	65.6%	12,721	51.8%
Research and development	4,905	15.3%	4,050	16.5%
Marketing, general and administrative	4,604	14.3%	5,213	21.2%
Restructuring and asset impairment charges	—	—%	228	0.9%
Amortization of acquisition-related intangibles	11	—%	16	0.1%

Operating income	11,565	36.0%	3,214	13.1%
Gains (losses) on equity method investments, net	163	0.5%	(175)	(0.7)%
Gains (losses) on other equity investments, net	76	0.2%	(86)	(0.3)%
Interest and other, net	78	0.2%	158	0.6%

Income before taxes	11,882	36.9%	3,111	12.7%
Provision for taxes	3,598	11.1%	1,024	4.2%

Net income	$8,284	25.8%	$2,087	8.5%

Diluted earnings per common share	$1.45		$0.37

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2010		YTD 2009
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$18,458	57%	$13,378	54%
Americas	6,319	20%	5,030	21%
Europe	4,024	13%	3,754	15%
Japan	3,365	10%	2,396	10%

Total	$32,166	100%	$24,558	100%

Our net revenue for the first nine months of 2010 increased $7.6 billion, or 31%, compared to the first nine months of 2009. The increase was due to significantly higher microprocessor and chipset unit sales, as well as higher microprocessor average selling prices. Revenue in the Japan, Asia-Pacific, Americas, and Europe regions increased by 40%, 38%, 26%, and 7% respectively compared to the first nine months of 2009.
Our overall gross margin dollars increased by $8.4 billion, or 66%, compared to the first nine months of 2009. The increase was primarily due to significantly higher revenue. To a lesser extent, excess capacity charges recorded in the first nine months of 2009 of $1.1 billion, and lower platform unit cost contributed to the increase in gross margin dollars for the first nine months of 2010 compared to the first nine months of 2009. Our overall gross margin percentage increased to 65.6% in the first nine months of 2010 from 51.8% in the first nine months of 2009. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group operating segment and, to a lesser extent, gross margin percentage increases in the Data Center Group and NAND Solutions Group operating segments. We derived a substantial majority of our overall gross margin dollars in the first nine months of 2010 and the first nine months of 2009, from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PC Client Group
The revenue and operating income for the PC Client Group (PCCG) operating segment for the first nine months of 2010 and the first nine months of 2009 were as follows:

(In Millions)	YTD 2010	YTD 2009
Microprocessor revenue	$18,373	$14,033
Chipset, motherboard, and other revenue	5,195	4,384

Net revenue	$23,568	$18,417
Operating income	$10,008	$4,245
Net revenue for the PCCG operating segment increased by $5.2 billion, or 28%, in the first nine months of 2010 compared to the first nine months of 2009. Microprocessors and chipsets within PCCG include those designed for the notebook, netbook, and desktop computing market segments. Significantly higher notebook unit sales was the primary driver of the increase in microprocessor revenue. To a lesser extent, higher desktop unit sales and higher notebook average selling prices also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales, partially offset by significantly lower revenue from the sale of wireless communication products.
Operating income increased by $5.8 billion in the first nine months of 2010 compared to the first nine months of 2009. The increase in operating income was primarily due to significantly higher revenue. During the first nine months of 2009, we recorded excess capacity charges of approximately $1.0 billion, primarily related to microprocessors and chipsets. Additionally, lower platform unit cost in the first nine months of 2010 contributed to the increase in operating income. These increases were partially offset by higher operating expenses in the first nine months of 2010 compared to the first nine months of 2009.
Data Center Group
The revenue and operating income for the Data Center Group (DCG) operating segment for the first nine months of 2010 and the first nine months of 2009 were as follows:

(In Millions)	YTD 2010	YTD 2009
Microprocessor revenue	$5,196	$3,598
Chipset, motherboard, and other revenue	975	826

Net revenue	$6,171	$4,424
Operating income	$2,969	$1,327
Net revenue for the DCG operating segment increased by $1.7 billion, or 39%, in the first nine months of 2010 compared to the first nine months of 2009. The increase in microprocessor revenue was primarily due to significantly higher microprocessor unit sales and, to a lesser extent, higher microprocessor average selling prices. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales and significantly higher revenue from the sale of wired connectivity products, partially offset by lower chipset average selling prices.
Operating income increased by $1.6 billion in the first nine months of 2010 compared to the first nine months of 2009. The increase in operating income was due to significantly higher revenue and, to a lesser extent, lower chipset unit cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Other Intel Architecture Operating Segments
The revenue and operating income for the other Intel architecture (Other IA) operating segments for the first nine months of 2010 and the first nine months of 2009 were as follows and includes the Embedded and Communications Group, Digital Home Group, and Ultra-Mobility Group:

(In Millions)	YTD 2010	YTD 2009
Net revenue	$1,287	$992
Operating loss	$(47)	$(191)
Net revenue for the Other IA operating segments increased by $295 million, or 30%, in the first nine months of 2010 compared to the first nine months of 2009. The increase was primarily due to significantly higher revenue within the Embedded and Communications Group (ECG) from significantly higher microprocessor and chipset unit sales.
Operating loss for the Other IA operating segments decreased by $144 million in the first nine months of 2010 compared to the first nine months of 2009. The operating loss decrease was primarily due to significantly higher ECG revenue, partially offset by higher operating expenses in ECG and Ultra-Mobility Group.
Operating Expenses
Operating expenses for the first nine months of 2010 and the first nine months of 2009 were as follows:

(In Millions)	YTD 2010	YTD 2009
Research and development	$4,905	$4,050
Marketing, general and administrative	$4,604	$5,213
Restructuring and asset impairment charges	$—	$228
Amortization of acquisition-related intangibles	$11	$16
Research and Development. R&D spending increased by $855 million, or 21%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to higher profit-dependent compensation, higher process development costs, and an increase in employees.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased by $609 million, or 12%, in the first nine months of 2010 compared to the first nine months of 2009 due to the Q2 2009 charge of $1.447 billion incurred as a result of the fine imposed by the European Commission (EC). This decrease was partially offset by higher advertising expenses (including cooperative advertising expenses), higher profit-dependent compensation, and to a lesser extent, expenses related to our Wind River Software Group operating segment.
R&D, combined with marketing, general and administrative expenses, were 30% of net revenue in the first nine months of 2010 (38% of net revenue in the first nine months of 2009).
Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by program for the first nine months of 2010 and the first nine months of 2009:

(In Millions)	YTD 2010	YTD 2009
2009 restructuring program	$—	$212
2006 efficiency program	—	16

Total restructuring and asset impairment charges	$—	$228

For further information, see “Note 17: Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	YTD 2010	YTD 2009
Equity method losses, net	$(72)	$(144)
Impairment charges	(10)	(32)
Other, net	245	1

Total gains (losses) on equity method investments, net	$163	$(175)

We recognized higher gains on sales and lower equity method losses in the first nine months of 2010 compared to the first nine months of 2009.
During the first nine months of 2010, we recognized a gain of $33 million on the initial public offering of SMART Technologies, included within “Equity method losses, net,” and a gain of $148 million on the subsequent sale of our shares in the secondary offering, included in “Other, net,” resulting in a total gain of $181 million. We also recognized a gain of $91 million on the sale of our ownership interest in Numonyx. For further information, see “Note 10: Equity Method and Cost Method investments” in the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q. Equity method losses, net also includes Clearwire LLC ($81 million loss in the first nine months of 2010 and $43 million loss in the first nine months of 2009) and Numonyx ($42 million gain in the first nine months of 2010 and $46 million loss in the first nine months of 2009).
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	YTD 2010	YTD 2009
Impairment charges	$(85)	$(136)
Gains on sales, net	125	16
Other, net	36	34

Total gains (losses) on other equity investments, net	$76	$(86)

We recognized higher gains on sales and lower impairment charges on non-marketable equity investments in the first nine months of 2010 compared to the first nine months of 2009. Net gains on equity investments in the first nine months of 2010 included a gain of $67 million on the Q1 2010 sale of shares in Micron. “Other, net” for the first nine months of 2010 includes fair value losses on the equity interest in Micron we received from the sale of our ownership interest in Numonyx in Q2 2010 offset by gains on equity options established prior to the Numonyx sale that economically hedge a portion of our Micron equity interest.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	YTD 2010	YTD 2009
Interest income	$90	$144
Other, net	(12)	14

Total interest and other, net	$78	$158

Interest income was lower in the first nine months of 2010 compared to the first nine months of 2009 as a result of lower interest rates, partially offset by higher average investment balances. The average interest rate earned during the first nine months of 2010 decreased by approximately one half of a percentage point compared to the first nine months of 2009. We recognized $10 million of fair value gains on our marketable debt instruments classified as trading assets in the first nine months of 2010 compared to $55 million of fair value gains in the first nine months of 2009. In addition, we recognized currency exchange rate losses in the first nine months of 2009 due to euro exposure related to our euro-denominated liability for the European Commission (EC) fine.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	YTD 2010	YTD 2009
Income before taxes	$11,882	$3,111
Provision for taxes	$3,598	$1,024
Effective tax rate	30.3%	32.9%
The effective tax rate for the first nine months of 2010 was negatively impacted by a higher percentage of our profits being derived from higher-tax jurisdictions compared to the first nine months of 2009. The EC fine incurred in the second quarter of 2009 was not tax deductible. For further information on the EC fine, see “Note 24: Contingencies.” The EC fine of $1.447 billion, with no associated reduction in the provision for taxes, significantly increased our effective tax rate for the first nine months of 2009. The effective tax rate for the first nine months of 2009 was also negatively impacted by adjustments for differences between our finalized tax return and the provision recorded, and other adjustments to tax provisions from prior years. These negative impacts to our effective tax rate in the first nine months of 2009 were partially offset by the reversal of previously accrued taxes related to settlements and effective settlements that positively impacted the rate in the first nine months of 2009.
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
Our expectations for the remainder of 2010 are as follows:
Q4 2010

•	Revenue: $11.4 billion, plus or minus $400 million.
•	Gross margin percentage: 67% plus or minus a couple percentage points.
•	Depreciation: approximately $1.1 billion.
•	Research and development plus marketing, general and administrative expenses: approximately $3.2 billion.
•	Net gains (losses) from equity method investments, gains (losses) on other equity investments, and interest and other: net gain of approximately $20 million.
•	Tax rate: approximately 31%. The estimated effective tax rate is based on tax law in effect as of September 25, 2010 and expected income.

Full Year 2010
•	Capital spending: $5.2 billion, plus or minus $200 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Status of Business Outlook
We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media, and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-Q, including any such statements that are incorporated by reference in this Form 10-Q. At the same time, we will keep this Form 10-Q and our most current business outlook publicly available on our Investor Relations web site at www.intc.com. The public can continue to rely on the business outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the “Business Outlook” section and other forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and Securities and Exchange Commission (SEC) filings and at other times.
From the close of business on November 24, 2010 until our quarterly earnings release is published, presently scheduled for January 13, 2011, we will observe a “quiet period.” During the quiet period, the “Business Outlook” section and other forward-looking statements first published in our Form 8-K filed on October 12, 2010, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources

	Sept. 25,	Dec. 26,
(Dollars in Millions)	2010	2009
Cash and cash equivalents, marketable debt instruments included in trading assets, and short-term investments	$20,328	$13,920
Loans receivable and other long-term investments	$4,263	$4,528
Short-term and long-term debt	$2,332	$2,221
Debt as % of stockholders’ equity	4.9%	5.3%
In summary, our cash flows were as follows:

	Nine Months Ended
	Sept. 25,	Sept. 26,
(In Millions)	2010	2009
Net cash provided by operating activities	$11,142	$7,765
Net cash used for investing activities	(7,567)	(5,196)
Net cash used for financing activities	(2,045)	(1,810)

Net increase in cash and cash equivalents	$1,530	$759

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations for the first nine months of 2010 was $11.1 billion, an increase of $3.4 billion compared to the first nine months of 2009 due to higher net income, partially offset by adjustments for non-cash items and changes in our working capital. Income taxes paid, net of refunds, in the first nine months of 2010 compared to the first nine months of 2009 were $3.4 billion higher on higher income before taxes in 2010 and timing of refunds received.
Changes in assets and liabilities as of September 25, 2010 compared to December 26, 2009 included the following:
•	Accounts receivable increased due to a higher proportion of sales at the end of the third quarter of 2010.
•	Inventories increased due to higher microprocessor inventory.
For the first nine months of 2010, our two largest customers accounted for 37% of net revenue (39% for the first nine months of 2009) with one of those customers accounting for 20% of our net revenue, and another customer accounting for 17% of our net revenue. These two largest customers accounted for 32% of net accounts receivable at September 25, 2010 (41% at December 26, 2009).
Investing Activities
The increase in cash used for investing activities in the first nine months of 2010, compared to the first nine months of 2009, was due to an increase in net purchases of available-for-sale investments, partially offset by a decrease in cash paid for acquisitions.
Financing Activities
The increase in cash used for financing activities in the first nine months of 2010, compared to the first nine months of 2009, was due to the issuance of long-term debt in 2009, partially offset by a decrease in repurchases and retirement of common stock.
Liquidity
Cash generated by operations is used as our primary source of liquidity. As of September 25, 2010, cash and cash equivalents, marketable debt instruments included in trading assets, and short-term investments totaled $20.3 billion. In addition to the $20.3 billion, we have $4.3 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio.
The credit quality of our investment portfolio remains high. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first nine months of 2010 were $150 million, although no commercial paper remained outstanding as of September 25, 2010. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of September 25, 2010. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
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
Marketable Debt Instruments
As of September 25, 2010, our assets measured and recorded at fair value on a recurring basis included $23.5 billion of marketable debt instruments. Of these instruments, $5.3 billion was classified as Level 1, $17.9 billion as Level 2, and $341 million as Level 3.
Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the usage of observable market prices for identical securities that are traded in active markets. Management judgment was required to determine the levels for the frequency of transactions that should be met for a market to be considered active. Our assessment of an active market for our marketable debt instruments generally takes into consideration activity of each individual instrument, including the number of days each individual instrument trades over a specified period.
Of the $17.9 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 45% of the balance was classified as Level 2 due to the usage of a discounted cash flow model and approximately 55% due to the usage of non-binding market consensus prices that are corroborated with observable market data.
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
Equity Securities
As of September 25, 2010, our portfolio of assets measured and recorded at fair value on a recurring basis included $1.5 billion of marketable equity securities (including marketable equity securities receivable). Of these securities, $818 million was classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration activity during each week of the one-month period prior to the valuation date for individual securities, including the number of days individual equity securities trade and the average weekly trading volume in relation to the total outstanding shares of that security. The remaining marketable equity securities of $721 million were classified as Level 2 because their valuations were either based on quoted prices for identical securities in less active markets or adjusted for security-specific restrictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Contractual Obligations
In the third quarter of 2010, we entered into a definitive agreement to acquire all outstanding common shares of McAfee, Inc. for $48.00 per share in cash to be paid to the stockholders of McAfee. As of the date we entered into the agreement, the transaction had an approximate value of $7.68 billion. For further information, see “Note 14: Proposed Acquisitions” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The transaction is subject to certain regulatory approvals and other customary closing conditions.
In the third quarter of 2010, we entered into a definitive agreement with Infineon Technologies AG to acquire Infineon’s Wireless Solutions (WLS) business for approximately $1.4 billion in cash. The transaction is subject to certain regulatory approvals and other customary closing conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 2009. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of September 25, 2010 and December 26, 2009. Actual results may differ materially.
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
As of September 25, 2010, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $1.7 billion ($805 million as of December 26, 2009). Our marketable equity investments include our investments in Micron and Clearwire Corporation, carried at a fair market value of $479 million and $278 million, respectively, as of September 25, 2010. Our marketable equity method investment is excluded from our analysis, as the carrying value does not fluctuate based on market price changes. Therefore, the potential fair value decline would not be indicative of the impact on our financial statements, unless an other-than-temporary impairment was deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 45% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $580 million, based on the value as of September 25, 2010 (a decrease in value of approximately $405 million, based on the value as of December 26, 2009 using an assumed loss of 50%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $839 million as of September 25, 2010 ($939 million as of December 26, 2009). As of September 25, 2010, the carrying amount of our non-marketable equity method investments was $1.8 billion ($2.5 billion as of December 26, 2009). A substantial majority of this balance as of September 25, 2010 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment of $1.5 billion in IMFT/IMFS ($1.6 billion as of December 26, 2009). Our flash memory market segment investments as of December 26, 2009 also included an investment in Numonyx of $453 million, which was sold in the second quarter of 2010. For further information, see “Note 10: Equity Method and Cost Method Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

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
We maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. However, there is a risk that one or more of our insurance providers may be unable to pay a claim. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial, which could harm our results of operations and financial condition.

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
In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements regarding possible investments, acquisitions, divestitures, and other transactions, such as joint ventures. Acquisitions and other transactions involve significant challenges and risks, including risks that:
•	we may not be able to identify suitable opportunities at terms acceptable to us;
•	the transaction may not advance our business strategy;
•	we may not realize a satisfactory return on the investment we make;
•	we may not be able to retain key personnel of the acquired business;
•	we may experience difficulty in integrating new employees, business systems, and technology;
•	we may have difficulty entering into new market segments in which we are not experienced; or
•	we may be unable to convince the customers and partners of acquired businesses to remain following the acquisition.
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
The manufacturing and assembling and testing of our products require the use of hazardous materials that are subject to a broad array of Environmental Health Standards (EHS) laws and regulations. Our failure to comply with any of those applicable laws or regulations could result in:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions. As of September 25, 2010, $5.7 billion remained available for repurchase under the existing repurchase authorization.
We did not make any common stock repurchases under our authorized plan during the first nine months of 2010.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Filed or
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/06

3.2	Intel Corporation Bylaws, as amended on May 19, 2009	8-K	000-06217	3.1	5/22/09

10.1	Agreement and Plan of Merger Among Intel Corporation, Jefferson Acquisition Corporation and McAfee, Inc. dated August 18, 2010	8-K	000-06217	2.1	8/19/10

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

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

INTEL CORPORATION (Registrant)
Date: November 2, 2010	By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, and Principal Accounting Officer