Form 10-K
period 2010-12-25
INTEL CORP
filed 2011-02-18
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 25, 2010.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 25, 2010, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was
$111.5 billion
5,488 million shares of common stock outstanding as of February 4, 2011
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement related to its 2011 Annual Stockholders’ Meeting to be filed subsequently—Part III of this Form 10-K.

INTEL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2010

PART I

ITEM 1.	BUSINESS

Company Overview

We are the world’s largest semiconductor chip maker, based on revenue. We develop advanced integrated digital technology, primarily integrated circuits, for industries such as computing and communications. Integrated circuits are semiconductor chips etched with interconnected electronic switches. We also develop computing platforms, which we define as integrated hardware and software computing technologies that are designed to provide an optimized solution. Our goal is to be the preeminent computing solutions company that powers the worldwide digital economy. We are transforming from a company with a primary focus on the design and manufacture of semiconductor chips for PCs and servers to a computing company that delivers complete solutions in the form of hardware and software platforms and supporting services.

We were incorporated in California in 1968 and reincorporated in Delaware in 1989.

In the first quarter of 2011, we completed the acquisition of the Wireless Solutions (WLS) business of Infineon Technologies AG. See “Acquisitions and Strategic Investments” later in this section for a description of that business.

Distribution of Company Information

Our Internet address is www.intel.com. We publish voluntary reports on our web site that outline our performance with respect to corporate responsibility, including environmental, health, and safety (EHS) compliance.

We use our Investor Relations web site, www.intc.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations web site free of charge. In addition, our web site allows interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Products

We design and manufacture computing and communications components, such as microprocessors, chipsets, motherboards, and wireless and wired connectivity products. Our platforms incorporate software to enable and advance these components. We strive to optimize the overall performance of our products by improving energy efficiency, seamless connectivity to the Internet, and security features. Improved energy efficiency is achieved by lowering power consumption in relation to performance capabilities, and may result in longer battery life, reduced system heat output, power savings, and lower total cost of ownership. Increased performance can include faster processing performance and other improved capabilities, such as multithreading, multitasking, and processor graphics. Performance can also be improved by enhancing interoperability among devices, storage, manageability, utilization, reliability, and ease of use.

Our vision is to create a continuum of personal computing experiences based on Intel® architecture. This continuum would give consumers a set of secure, consistent, and personalized computing experiences with a variety of devices that connect to the Internet and each other. Our goal is to provide consistency and interoperability between devices that are connected seamlessly and require computing capability both locally and in cloud computing. Cloud computing is a group of linked servers that provides a variety of applications and data to users over the Internet.

Components

Microprocessors

A microprocessor—the central processing unit (CPU) of a computer system—processes system data and controls other devices in the system. We offer microprocessors with one or multiple processor cores designed for notebooks, netbooks, desktops, servers, workstations, storage products, embedded applications, communications products, consumer electronics devices, and handheld devices. Multi-core microprocessors can enable improved multitasking and energy-efficient performance by distributing computing tasks across two or more cores.

The majority of our microprocessors are manufactured using our 32-nanometer (nm) second-generation Hi-k metal gate silicon process technology (32nm process technology). The use of Hi-k metal gate transistors increases performance while simultaneously reducing the leakage of electrical current. In December 2010, we introduced the 2nd generation Intel® Coretm processor family (formerly code-named Sandy Bridge), a new microarchitecture based on our 32nm process technology. Microarchitecture refers to the layout, density, and logical design of a microprocessor. Our 2nd generation Intel Core processor family incorporates features designed to increase performance and energy efficiency, such as:

•	Integrated processor graphics, which allow for shared resources across processing cores and graphics architectures to enable optimal performance while saving power;
•	Intel® Advanced Vector Extensions, which allow for faster and simpler performance of computationally intensive tasks, such as digital photo editing, creation of music, and other content creation;
•	Intel® Turbo Boost Technology 2.0, which automatically increases processor frequency when applications demand higher performance; and
•	Intel® Quick Sync Video, which accelerates encoding, decoding, and transcoding features, such as conversion of media for portable players and online video-sharing services.

Our 2nd generation Intel Core processor family integrates graphics functionality onto the processor die. In contrast, some of our previous-generation 32nm processors have incorporated a separate 45nm graphics chip inside the processor package. We also offer graphics functionality as part of a separate chipset outside the processor package. Processor packages may also integrate the memory controller.

In addition, we offer and are continuing to develop System on Chip (SoC) products that integrate our core processing functionalities with other system components, such as graphics, audio, and video, onto a single chip to form a purpose-built solution. SoC products are designed to reduce total cost of ownership, and provide improved performance due to higher integration, lower power consumption, and smaller form factors.

Chipsets

A chipset sends data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive or solid-state drive, and CD, DVD, or Blu-ray* drive. We offer chipsets designed for notebooks, netbooks, desktops, servers, workstations, storage products, embedded applications, communications products, consumer electronics devices, and handheld devices. Chipsets extend the audio, video, and other capabilities of many systems and perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Some chipsets may also include graphics functionality or both graphics functionality and a memory controller, for use with our microprocessors that do not integrate those system components.

Motherboards

We offer motherboard products designed for our desktop, server, and workstation platforms. A motherboard is the principal board within a system, and typically contains the microprocessor, chipset, memory, and other components. The motherboard also has connectors for attaching devices to the bus, which is the subsystem that transfers data among various components of a computer.

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

Microprocessor and Platform Technologies

We offer features to improve microprocessor and platform capabilities that can enhance system performance and the user experience. For example, we offer technologies that can help information technology managers maintain, manage, and protect enabled systems that are plugged into a power source and connected to a network, even if a computer is turned off or has a failed hard drive or operating system. We also offer technologies that can enable virtualization, in which a single computer system can function as multiple virtual systems by running multiple operating systems and applications. Virtualization can consolidate workloads and provide increased security and management capabilities. To take advantage of these and other features that we offer, a computer system must have a microprocessor that supports a chipset, BIOS (basic input/output system) that uses the technology, and software that is optimized for the technology. Performance will vary depending on the system hardware and software used. We also offer technology that enables each processor core to process two software tasks or threads simultaneously.

Additional Product Offerings

We offer NAND flash memory, which is a specialized type of memory component primarily used in portable memory storage devices, digital camera memory cards, solid-state drives, and other devices. NAND flash memory retains information even when the power is off, and provides faster access to data than traditional hard drives. Because flash memory does not have any moving parts, it tolerates bumps and shocks better than devices such as rapidly spinning disk drives.

We offer certain software products, including operating systems, middleware, and tools used to develop, run, and manage a wide variety of enterprise, consumer, embedded, and handheld devices. In addition, we offer software development tools, designed to complement our latest hardware technologies, that help enable the creation of applications.

Revenue by Major Operating Segment

Net revenue for the PC Client Group (PCCG) operating segment, the Data Center Group (DCG) operating segment, and the other Intel architecture (Other IA) operating segments is presented as a percentage of our consolidated net revenue. Other IA includes the Embedded and Communications Group, the Digital Home Group, and the Ultra-Mobility Group operating segments. All other includes the NAND Solutions Group, the Wind River Software Group, the Software and Services Group, and the Digital Health Group.

Percentage of Revenue by Major Operating Segment
(Dollars in Millions)

Revenue from sales of microprocessors and revenue from sales of chipsets, motherboards, and other, presented as a percentage of our consolidated net revenue, were as follows:

Percentage of Revenue from Microprocessor Sales
(Dollars in Millions)

For the PCCG and the DCG operating segments, the majority of revenue from sales of chipsets, motherboards, and other was from the sale of chipsets in all periods presented above.

For a description of all of our operating segments, see “Note 30: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K. Below, we discuss the key products and processor technologies, including some key introductions, of our operating segments. For a discussion of our strategy, see “Strategy” in Part II, Item 7 of this Form 10-K.

PC Client Group

The PC Client Group (PCCG) offers microprocessors and related chipsets designed for the notebook, netbook, and desktop market segments. In addition, PCCG offers motherboards designed for the desktop market segment and wireless connectivity products based on WiFi and WiMAX technologies.

We currently offer a range of microprocessors designed for the notebook, netbook, and desktop market segments that includes the:

•	Intel® Coretm i3 processor, designed to deliver the performance needed for multitasking;
•	Intel® Coretm i5 processor, designed to deliver performance for everyday applications, with the ability to boost the speed of PCs as needed for demanding tasks, such as playing games and photo editing;
•	Intel® Coretm i7 processor, designed to deliver performance for demanding tasks such as multimedia creation and editing, and intense gaming;
•	Intel® Coretm i7 processor Extreme Edition, designed to deliver performance for the most demanding applications such as high-performance gaming, high-definition content creation, and video encoding and editing;
•	Intel® Atomtm processor, designed for low-power, affordable Internet-focused devices; and
•	Previous-generation Intel® processors that are designed to deliver performance, reliability, and energy efficiency.

The various microprocessor packaging options and processor technologies that we offer provide our customers with the flexibility to develop a wide range of system designs and form factors. In the notebook market segment, we offer ultra-low-voltage processors designed for ultra-thin laptop computers. For the notebook and netbook market segments, we offer processor technologies designed to provide high performance with improved multitasking, offer power-saving features to improve battery life, enable smaller form factors, allow for wireless network connectivity, and improve boot times. For the notebook and desktop market segments, we offer Intel® vProtm technology, which is designed to provide businesses with increased manageability, upgradeability, energy-efficient performance, and security while lowering the total cost of ownership.

With our microprocessors, we also offer related chipsets designed for the:

•	Notebook and netbook market segments, including Mobile Intel® 6 Series Express Chipsets, Mobile Intel® 5 Series Express Chipsets, Mobile Intel® 4 Series Express Chipsets, Mobile Intel® 900 Series Express Chipsets, and the Intel® NM10 Express Chipset; and
•	Desktop market segment, including Intel® 6 Series Express Chipsets, Intel® 5 Series Express Chipsets, Intel® 4 Series Express Chipsets, Intel® 3 Series Express Chipsets, and the Intel® NM10 Express Chipset.

Our new product offerings in 2010 and early 2011 include:

•	2nd generation Intel® Coretm processor family, including Intel Core i7 processors, Intel Core i5 processors, and Intel Core i3 processors, which incorporate features designed to increase performance and energy efficiency. These processors are supported by the new Intel 6 Series Express Chipset family.
•	Intel Core i7 processors, Intel Core i5 processors, and Intel Core i3 processors, manufactured using our 32nm process technology and including integrated high-definition graphics functionality. These processors are supported by the Intel 5 Series Express Chipset family.
•	Six-core Intel Core i7 processor Extreme Edition featuring 12 computing threads, designed for digital content creation, 3-D rendering, and high-performance gaming.
•	Intel Atom processors with integrated graphics functionality, designed to enable improved performance and smaller, more energy-efficient form factors.
•	Ultra-low-voltage processors manufactured using our 32nm process technology, and chipsets designed for ultra-thin laptop computers.
•	Intel® Centrino® wireless adapters, designed to offer high-speed and reliable connectivity, and consistent coverage, while consuming minimal power.

Data Center Group

The Data Center Group (DCG) offers products that are incorporated into servers, storage, workstations, and other products that help make up the infrastructure for data center and cloud computing environments. DCG’s products include microprocessors and related chipsets, and motherboards and wired connectivity devices.

Our current server, workstation, and storage microprocessor offerings include the Intel® Xeon® processor and the Intel® Itanium® processor. Our Intel Xeon processor family of products supports a range of entry-level to high-end technical and commercial computing applications such as Internet Protocol data centers. Our Intel Itanium processor family generally supports an even higher level of reliability and computing performance for data processing, and handling high transaction volumes and other compute-intensive applications for enterprise-class servers, as well as supercomputing solutions. Servers usually have multiple microprocessors or cores working together, manage large amounts of data, direct data traffic, perform complex transactions, and control central functions in local and wide area networks and on the Internet. Workstations typically offer higher performance than standard desktop PCs and are used for applications such as engineering design, digital content creation, and high-performance computing. Storage processors range from SoCs for low-cost storage systems to high-performance multi-core processors in mid- to high-end storage systems such as storage area networks.

Our new product offerings in 2010 and early 2011 include:

•	Quad-core Intel Itanium processors with enhanced scalability and reliability features, designed for mission-critical computing.
•	Dual-core and quad-core Intel Xeon processors designed for entry-level servers for small businesses and educational settings; six-core Intel Xeon processors designed for high-performing computing applications in science and financial services; and eight-core Intel Xeon processors designed for highly parallel, data-demanding, and mission-critical workloads. Many of these processors integrate security capabilities designed to enhance data integrity and server virtualization.

Other Intel Architecture Operating Segments

Embedded and Communications Group

The Embedded and Communications Group (ECG) offers highly scalable microprocessors, including Intel Atom processors, and chipsets for a growing number of embedded applications across numerous market segments, such as industrial, medical, and in-vehicle infotainment.

Our new product offerings in 2010 and early 2011 include:

•	Embedded Intel Core i7 processors, Intel Core i5 processors, and Intel Core i3 processors, all using our 32nm process technology and with integrated high-definition graphics functionality. These processors are supported by the Mobile Intel 5 Series Express Chipset family.
•	The first six-core Intel Xeon processor for the embedded computing segment, as well as quad-core processors that are built for thermally constrained environments.
•	Intel Atom processors designed for print imaging, digital security surveillance, in-vehicle infotainment systems, and other industrial applications.
•	Configurable Intel Atom processors that incorporate field-programmable gate arrays, designed to enable original equipment manufacturers (OEMs) to customize and differentiate their products.

Digital Home Group

The Digital Home Group offers products for use in consumer electronics devices designed to access and share Internet, broadcast, optical media (CD, DVD, or Blu-ray), and personal content through a variety of linked digital devices within the home. We offer components for consumer electronics devices such as digital TVs, high-definition media players, cable modems, and set-top boxes, which receive, decode, and convert incoming data signals. In 2010, we introduced Intel Atom processors designed to enable seamless integration of Internet, television, and personal content with search capability.

Ultra-Mobility Group

The Ultra-Mobility Group offers energy-efficient Intel Atom processors and related chipsets designed for the handheld market segment. In 2010, we introduced an Intel Atom processor-based platform that provides significantly lower power consumption compared to previous-generation Intel Atom processor-based platforms. The new platform is designed for a range of computing devices, including high-end smartphones and other mobile handheld products.

Other Operating Segments

NAND Solutions Group

The NAND Solutions Group offers NAND flash memory products primarily used in portable memory storage devices, digital camera memory cards, solid-state drives (SSDs), and other devices. Our SSDs, available in densities ranging from 32 gigabytes (GB) to 250 GB, weigh less than traditional hard drives and are designed to enable faster boot times, lower power consumption, increased reliability, and improved performance. Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT). See “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

In 2010 and early 2011, we introduced 40-GB, 120-GB, and 250-GB SSDs based on 34nm NAND flash technology, designed for laptop and desktop computers. In addition, we introduced 40-GB and 80-GB small-form-factor SSDs based on 34nm NAND flash technology, designed for dual-drive notebooks and all-in-one desktops and tablet computers.

Wind River Software Group

The Wind River Software Group develops and licenses device software optimization products, including operating systems, for the needs of customers in the embedded and handheld market segments.

Manufacturing and Assembly and Test

As of December 25, 2010, 61% of our wafer fabrication, including microprocessors and chipsets, was conducted within the U.S. at our facilities in Arizona, New Mexico, Oregon, and Massachusetts. The remaining 39% of our wafer fabrication was conducted outside the U.S. at our facilities in Israel, Ireland, and China. Our China facility began wafer manufacturing in the fourth quarter of 2010.

As of December 25, 2010, we primarily manufactured our products in wafer fabrication facilities at the following locations:

Products	Wafer Size	Process Technology	Locations
Microprocessors	300mm	32nm	Oregon, Arizona, New Mexico
Microprocessors	300mm	45nm	Israel, New Mexico
Chipsets and microprocessors	300mm	65nm	Ireland, Arizona, China
Chipsets and other products	300mm	90nm	Ireland
Chipsets and other products	200mm	130nm and above	Massachusetts, Ireland

As of December 25, 2010, the majority of our microprocessors were manufactured on 300mm wafers using our 32nm process technology. In the second half of 2011, we expect to begin manufacturing microprocessors using our 22nm process technology. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to prepare each factory for manufacturing. However, continuing to advance our process technology provides benefits that we believe justify these costs. The benefits of moving to each succeeding generation of manufacturing process technology can include using less space per transistor, reducing heat output from each transistor, and/or increasing the number of integrated features on each chip. These advancements can result in microprocessors that are higher performing, consume less power, and/or cost less to manufacture.

We use third-party manufacturing companies (foundries) to manufacture wafers for certain components, including networking and communications products. In addition, we primarily use subcontractors to manufacture board-level products and systems, and purchase certain communications networking products from external vendors in the Asia-Pacific region.

Following the manufacturing process, the majority of our components are subject to assembly and test. We perform our components assembly and test at facilities in Malaysia, China, Costa Rica, and Vietnam. Our Vietnam facility began production in the first half of 2010. To augment capacity, we use subcontractors to perform assembly of certain products, primarily chipsets and networking and communications products.

Our NAND flash memory products are manufactured by IMFT, a NAND flash memory manufacturing company that we formed with Micron Technology, Inc. Our NAND flash memory products are manufactured by IMFT using 25nm, 34nm, or 50nm process technology. As of December 25, 2010, we were committed to purchase 49% of the manufactured output of IMFT. Assembly and test of NAND flash memory products is performed by Micron and other external subcontractors. See “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

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

Our products are typically produced at multiple Intel facilities at various sites around the world, or by subcontractors who have multiple facilities. However, some products are produced in only one Intel or subcontractor facility, and we seek to implement action plans to reduce the exposure that would result from a disruption at any such facility. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Research and Development

We are committed to investing in world-class technology development, particularly in the design and manufacture of integrated circuits. Research and development (R&D) expenditures in 2010 were $6.6 billion ($5.7 billion in 2009 and 2008).

Our R&D activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms, which will in turn enable new form factors and usage models for businesses and consumers. Our R&D activities range from designing and developing new products and manufacturing processes to researching future technologies and products.

We are focusing our R&D efforts on advanced computing technologies, developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of microprocessors and chipsets, improving our platform initiatives, and developing software solutions and tools to support our technologies. Our R&D efforts enable new levels of performance and address areas such as energy efficiency, security, scalability for multi-core architectures, system manageability, and ease of use. We continue to make significant R&D investments in the development of SoCs to enable growth in areas such as handheld devices, embedded applications, and consumer electronics. In addition, we continue to make significant investments in wireless technologies, graphics, and high-performance computing.

As part of our R&D efforts, we plan to introduce a new microarchitecture for our notebook, desktop, and Intel Xeon processors approximately every two years and ramp the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. In 2010, we introduced our 2nd generation Intel Core microarchitecture, a new microarchitecture using our existing 32nm process technology. We are currently developing 22nm process technology, our next-generation process technology, and expect to begin manufacturing products using that technology in the second half of 2011. Our leadership in silicon technology has enabled us to make “Moore’s Law” a reality. Moore’s Law predicted that transistor density on integrated circuits would double about every two years. Our leadership in silicon technology has also helped expand on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products and platforms optimized for a wider variety of applications.

Our R&D model is based on a global organization that emphasizes a collaborative approach to identifying and developing new technologies, leading standards initiatives, and influencing regulatory policies to accelerate the adoption of new technologies. Our R&D initiatives are performed by various internal business groups, and we centrally manage key cross-business group product initiatives to align and prioritize our R&D activities across these groups. In addition, we may augment our R&D initiatives by investing in companies or entering into agreements with companies that have similar R&D focus areas. For example, we have an agreement with Micron for joint development of NAND flash memory technologies.

Employees

As of December 25, 2010, we had 82,500 employees worldwide, with approximately 55% of those employees located in the U.S.

Sales and Marketing

Customers

We sell our products primarily to original equipment manufacturers (OEMs) and original design manufacturers (ODMs). ODMs provide design and/or manufacturing services to branded and unbranded private-label resellers. In addition, we sell our products to other manufacturers, including makers of a wide range of industrial and communications equipment. Our customers also include those who buy PC components and our other products through distributor, reseller, retail, and OEM channels throughout the world.

Our worldwide reseller sales channel consists of thousands of indirect customers—systems builders that purchase Intel microprocessors and other products from our distributors. We have a boxed processor program that allows distributors to sell Intel microprocessors in small quantities to these systems-builder customers; boxed processors are also available in direct retail outlets.

In 2010, Hewlett-Packard Company accounted for 21% of our net revenue (21% in 2009 and 20% in 2008) and Dell Inc. accounted for 17% of our net revenue (17% in 2009 and 18% in 2008). No other customer accounted for more than 10% of our net revenue. For information about revenue and operating income by operating segment, and revenue from unaffiliated customers by geographic region/country, see “Results of Operations” in Part II, Item 7 and “Note 30: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

Sales Arrangements

Our products are sold through sales offices throughout the world. Sales of our products are typically made via purchase order acknowledgments that contain standard terms and conditions covering matters such as pricing, payment terms, and warranties, as well as indemnities for issues specific to our products, such as patent and copyright indemnities. From time to time, we may enter into additional agreements with customers covering, for example, changes from our standard terms and conditions, new product development and marketing, private-label branding, and other matters. Most of our sales are made using electronic and web-based processes that allow the customer to review inventory availability and track the progress of specific goods ordered. Pricing on particular products may vary based on volumes ordered and other factors. We also offer discounts, rebates, and other incentives to customers to increase acceptance of our products and technology.

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

Most of our sales to distributors are made under agreements allowing for price protection on unsold merchandise and a right of return on stipulated quantities of unsold merchandise. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. On most products, there is no contractual limit on the amount of price protection, nor is there a limit on the time horizon under which price protection is granted. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. We have the option to grant credit for, repair, or replace defective products, and there is no contractual limit on the amount of credit that may be granted to a distributor for defective products.

Distribution

Distributors typically handle a wide variety of products, including those that compete with our products, and fill orders for many customers. We also utilize third-party sales representatives who generally do not offer directly competitive products but may carry complementary items manufactured by others. Sales representatives do not maintain a product inventory; instead, their customers place orders directly with us or through distributors. We have several distribution warehouses that are located in close proximity to key customers.

Backlog

We do not believe that backlog as of any particular date is meaningful, as our sales are made primarily pursuant to standard purchase orders for delivery of products. Only a small portion of our orders is non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant.

Seasonal Trends

Our microprocessor sales generally have followed a seasonal trend. Historically, our sales have been higher in the second half of the year than in the first half of the year, accelerating in the third quarter and peaking in the fourth quarter. Consumer purchases of PCs have historically been higher in the second half of the year, primarily due to back-to-school and holiday demand. In addition, purchases from businesses have also historically tended to be higher in the second half of the year.

Marketing

Our corporate marketing objectives are to build a strong, well-known Intel corporate brand that connects with businesses and consumers, and to offer a limited number of meaningful and valuable brands in our portfolio to aid businesses and consumers in making informed choices about technology purchases. The Intel Core processor family and the Intel Atom, Intel® Pentium®, Intel® Celeron®, Intel Xeon, and Intel Itanium trademarks make up our processor brands.

We promote brand awareness and generate demand through our own direct marketing as well as co-marketing programs. Our direct marketing activities include television, print, and Internet advertising, as well as press relations, consumer and trade events, and industry and consumer communications. We market to consumer and business audiences, and focus on building awareness and generating demand for increased performance, improved energy efficiency, and other capabilities such as Internet connectivity and security.

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® Program. This program broadens the reach of our brands beyond the scope of our own direct marketing. Through the Intel Inside Program, certain customers are licensed to place Intel logos on computers containing our microprocessors and processor technologies, and to use our brands in their marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for marketing activities for products featuring Intel brands, subject to the OEMs meeting defined criteria. These marketing activities primarily include television, print, and Internet marketing. We have also entered into joint marketing arrangements with certain customers.

Competition

The semiconductor industry is dynamic, characterized by rapid advances in technology and frequent product introductions. As unit volumes of a product grow, production experience is accumulated and costs typically decrease, further competition develops, and prices decline. The life cycle of our products is very short, sometimes less than a year. These short product life cycles and other factors lead to frequent negotiations with our OEM customers, which typically are large, sophisticated buyers who are also operating in very competitive environments. Our ability to compete depends on our ability to navigate this environment, by improving our products and processes faster than our competitors, anticipating changing customer requirements, developing and launching new products and platforms, pricing our products competitively, and reducing average unit cost. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Our products compete primarily based on performance, energy efficiency, features, price, quality, reliability, brand recognition, and availability. We are focused on offering innovative products and worldwide support for our customers at competitive prices, including providing improved energy-efficient performance, enhanced security, and Internet connectivity. We believe that our computing platforms, which we define as integrated hardware and software computing technologies that are designed to provide an optimized solution, provide us with a competitive advantage compared to components that are used separately.

We believe that our network of manufacturing facilities and assembly and test facilities gives us a competitive advantage. This network enables us to have more direct control over our processes, quality control, product cost, volume, timing of production, and other factors. These facilities require significant up-front capital spending and therefore make it difficult for us to reduce our costs in the short term. Many of our competitors do not own such facilities because they may not be able to afford to do so or because their business models involve the use of third-party foundries and assembly and test subcontractors for manufacturing and assembly and test. The third-party foundries and subcontractors may also offer intellectual property, design services, and other goods and services to our competitors. These “fabless” semiconductor companies include Broadcom Corporation, NVIDIA Corporation, QUALCOMM Incorporated, and VIA Technologies, Inc. Some of our competitors, such as Advanced Micro Devices, Inc. (AMD), own portions of such facilities through investment or joint-venture arrangements with other companies.

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

Microprocessors

We continue to be largely dependent on the success of our microprocessor business. Our ability to compete depends on our ability to deliver new microprocessor products with increased performance capabilities and improved energy-efficient performance at competitive prices. Some of our microprocessor competitors, such as AMD, market software-compatible products that compete with our processors. We also face competition from companies offering rival architecture designs, such as Cell Broadband Engine Architecture developed jointly by International Business Machines Corporation (IBM), Sony Corporation, and Toshiba Corporation; Power Architecture* offered by IBM; ARM* architecture developed by ARM Limited; and Sun Scalable Processor Architecture (SPARC*) offered by Oracle Corporation. In addition, NVIDIA has begun developing CPUs based on the ARM architecture to combine with its graphics processors and has shifted some of the workload traditionally performed by the microprocessor to its graphics processor.

AMD has been our primary competitor in the market segments for microprocessors used in notebooks, desktops, and servers, while companies using ARM-based designs are our primary competitors in the growing market segments for microprocessors used in handheld devices and tablets. Companies using ARM-based designs are also targeting the notebook, netbook, and server market segments. ARM does not manufacture microprocessors; they design and license semiconductor intellectual property and offer supporting software and services. Our ability to compete with ARM-based competitors depends on our ability to design and produce high-performance, energy-efficient microprocessors at competitive prices. It also requires us to develop a software ecosystem that appeals to end users and software developers. We have taken a number of steps to build this software ecosystem, including the development of MeeGo*, a Linux-based software platform that will run on multiple hardware platforms; acquiring McAfee, Inc., which we expect to complete in the first quarter of 2011, and Wind River Systems, Inc.; and creating the Intel® Atomtm Developer Program.

The following is a list of our main microprocessor competitors by market segment:

•	PC Client: AMD, QUALCOMM, and VIA
•	Server: AMD, IBM, and Oracle
•	Application Processors[1]: AMD, Broadcom, Freescale Semiconductor, Inc., MediaTek Inc., NVIDIA, QUALCOMM, Samsung Electronics Co., Ltd., STMicroelectronics N.V., and Texas Instruments Incorporated (TI)
•	Mobile Communications Processors[2]: MediaTek, QUALCOMM, ST-Ericsson N.V., and TI

[1]	The application processors market segment includes microprocessors designed for embedded applications, consumer electronics devices, and tablets.
[2]	The mobile communications processors market segment includes microprocessors designed for handheld devices.

Chipsets

Our chipsets compete with chipsets produced by companies such as AMD (including chipsets marketed under the ATI Technologies, Inc. brand), Broadcom, NVIDIA, Silicon Integrated Systems Corporation, and VIA. We also compete with companies offering graphics components and other special-purpose products used in the notebook, netbook, desktop, and workstation market segments. One aspect of our business model is to incorporate improved performance and advanced properties into our microprocessors and chipsets, for which demand may increasingly be affected by competition from companies whose business models are based on dedicated chipsets and other components, such as graphics controllers.

Flash Memory

Our NAND flash memory products currently compete with NAND products primarily manufactured by Hynix Semiconductor Inc., Micron, Samsung, SanDisk Corporation, and Toshiba.

Connectivity

We offer products designed for wireless and wired connectivity, and network processors. Our WiFi and WiMAX products currently compete with products manufactured by Atheros Communications, Inc., Broadcom, QUALCOMM, and other smaller companies.

Competition Lawsuits and Government Matters

We are currently a party to lawsuits and government matters involving our competitive practices. See “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K.

Acquisitions and Strategic Investments

We expect to complete the acquisition of McAfee in the first quarter of 2011. McAfee is a provider of security products and services that help secure systems and networks. As a result of the acquisition, we expect to hire approximately 6,400 McAfee employees. McAfee’s offerings will include endpoint security products, system security products, consumer security products, network security products, and risk and compliance products. Many of McAfee’s products are offered under a software-as-a-service delivery model, an online console used to manage and update hardware and software, which reduces on-premise capital expenses. The anticipated acquisition of McAfee reflects our belief that security is a fundamental component of online computing. As we develop future products and services, security considerations will be as important as our continued focus on energy-efficient performance and Internet connectivity.

In the first quarter of 2011, we completed the acquisition of the WLS business of Infineon. As a result of the acquisition, we expect to hire approximately 3,700 employees from Infineon. The WLS business will operate as Intel Mobile Communications and offer mobile phone components such as baseband processors, radio frequency transceivers, and power management chips. In addition to managing the existing WLS business, the objective of the acquisition is to contribute to our strategy to provide solutions with Internet connectivity to a broad range of computing devices.

During 2009, we completed the acquisition of Wind River Systems, a vendor of software for embedded devices. The objective of the acquisition of Wind River Systems was to enable the introduction of products for the embedded and handheld market segments, resulting in benefits for our existing operations.

For further information, see “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K.

Intellectual Property and Licensing

Intellectual property rights that apply to our products and services include patents, copyrights, trade secrets, trademarks, and maskwork rights. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems. We intend to license our intellectual property rights where we can obtain adequate consideration. See “Competition” earlier in this section, “Risk Factors” in Part I, Item 1A, and “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K.

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

The majority of the software that we distribute, including software embedded in our component-level and system-level products, is entitled to copyright protection. To distinguish Intel products from our competitors’ products, we have obtained certain trademarks and trade names for our products, and we maintain cooperative advertising programs with certain customers to promote our brands and to identify products containing genuine Intel components. We also protect certain details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Compliance with Environmental, Health, and Safety Regulations

Our compliance efforts focus on monitoring regulatory and resource trends and setting company-wide performance targets for key resources and emissions. These targets address several parameters, including product design; chemical, energy, and water use; climate change; waste recycling; and emissions.

Intel focuses on reducing natural resource use, the solid and chemical waste by-products of our manufacturing processes, and the environmental impact of our products. We currently use a variety of materials in our manufacturing process that have the potential to adversely impact the environment and are subject to a variety of EHS laws and regulations. Over the past several years, we have significantly reduced the use of lead and halogenated flame retardants in our products and manufacturing processes.

We work with the U.S. Environmental Protection Agency (EPA), non-governmental organizations, OEMs, and retailers to help manage e-waste (which includes electronic products nearing the end of their useful lives) and promote recycling. The European Union requires producers of certain electrical and electronic equipment to develop programs that allow consumers to return products for recycling. Many states in the U.S. have similar e-waste take-back laws. Although these laws are typically targeted at the end electronic product and not the component products that Intel manufactures, the inconsistency of many e-waste take-back laws and the lack of local e-waste management options in many areas pose a challenge for our compliance efforts.

Intel seeks to reduce our global greenhouse gas emissions by investing in energy conservation projects in our factories and working with suppliers to improve energy efficiency. We take a holistic approach to power management, addressing the challenge at the silicon, package, circuit, micro/macro architecture, platform, and software levels. We recognize that climate change may cause general economic risk. For further information on the risks of climate change, see “Risk Factors” in Part I, Item 1A of this Form 10-K. We see the potential for higher energy costs driven by climate change regulations. This could include items applied to utilities that are passed along to customers, such as carbon taxes or costs associated with obtaining permits for our U.S. manufacturing operations, emission cap and trade programs, or renewable portfolio standards.

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

We have been purchasing wind power and other forms of renewable energy at some of our major sites for several years. At the beginning of 2008, we announced plans to purchase renewable energy certificates under a multi-year contract. The purchase has placed Intel at the top of the EPA’s Green Power Partnership for the past three years and was intended to help stimulate the market for green power, leading to additional generating capacity and, ultimately, lower costs.

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of February 18, 2011 (ages are as of December 25, 2010):

Andy D. Bryant, age 60
• 2009 – present,	Executive VP, Technology, Manufacturing, and Enterprise Services, Chief Administrative Officer
• 2007 – 2009,	Executive VP, Finance and Enterprise Services, Chief Administrative Officer
• 2001 – 2007,	Executive VP, Chief Financial and Enterprise Services Officer
• Member of Columbia Sportswear Company Board of Directors
• Member of McKesson Corporation Board of Directors
• Joined Intel 1981

William M. Holt, age 58
• 2006 – present,	Senior VP, GM, Technology and Manufacturing Group
• 2005 – 2006,	VP, Co-GM, Technology and Manufacturing Group
• Joined Intel 1974

Thomas M. Kilroy, age 53
• 2010 – present,	Senior VP, GM, Sales and Marketing Group
• 2009 – 2010,	VP, GM, Sales and Marketing Group
• 2005 – 2009,	VP, GM, Digital Enterprise Group
• Joined Intel 1990

A. Douglas Melamed, age 65
• 2009 – present,	Senior VP, General Counsel
• 2001 – 2009,	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
• Joined Intel 2009

Paul S. Otellini, age 60
• 2005 – present,	President, Chief Executive Officer
• Member of Intel Corporation Board of Directors
• Member of Google, Inc. Board of Directors
• Joined Intel 1974

David Perlmutter, age 57
• 2009 – present,	Executive VP, GM, Intel Architecture Group
• 2007 – 2009,	Executive VP, GM, Mobility Group
• 2005 – 2007,	Senior VP, GM, Mobility Group
• Joined Intel 1980

Stacy J. Smith, age 48
• 2010 – present,	Senior VP, Chief Financial Officer
• 2007 – 2010,	VP, Chief Financial Officer
• 2006 – 2007,	VP, Assistant Chief Financial Officer
• 2004 – 2006,	VP, Finance and Enterprise Services, Chief Information Officer
• Member of Gevo, Inc. Board of Directors
• Joined Intel 1988

Arvind Sodhani, age 56
• 2007 – present,	Executive VP of Intel, President of Intel Capital
• 2005 – 2007,	Senior VP of Intel, President of Intel Capital
• Member of Clearwire Corporation Board of Directors
• Member of SMART Technologies, Inc. Board of Directors
• Joined Intel 1981

ITEM 1A.	RISK FACTORS

Fluctuations in demand for our products may harm our financial results and are difficult to forecast.
If demand for our products fluctuates, our revenue and profitability could be harmed. Important factors that could cause demand for our products to fluctuate include:

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;
•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, unemployment levels, and energy or other commodity prices;
•	changes in the level of customers’ components inventories;
•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;
•	changes in customer product needs;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.

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
The semiconductor industry and our operations are characterized by high costs, such as those related to facility construction and equipment, R&D, and employment and training of a highly skilled workforce, that are either fixed or difficult to reduce in the short term. At the same time, demand for our products is highly variable and there have been downturns, often in connection with maturing product cycles and general economic market conditions. These downturns have been characterized by reduced product demand, manufacturing overcapacity and resulting excess capacity charges, high inventory levels, and lower average selling prices. The combination of these factors may cause our revenue, gross margin, cash flow, and profitability to vary significantly in both the short and long term.

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete.
We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. As new computing market segments emerge, such as netbooks, handhelds, tablets, and consumer electronics devices, we face new sources of competition, and customers that have different requirements than customers in our traditional PC business. To be successful, we need to cultivate new industry relationships in these market segments. As the number and variety of Internet-connected devices increase, we need to improve the cost, energy efficiency, and security functionality of our microprocessors to succeed in these new market segments. In addition, we need to focus on the acquisition and development of our software capabilities in order to provide customers with complete computing solutions.

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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K, we are currently engaged in a number of litigation and regulatory matters. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products, precluding particular business practices, or requiring other remedies, such as compulsory licensing of intellectual property. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.

Fluctuations in the mix of products sold may harm our financial results.
Because of the wide price differences among and within notebook, netbook, tablet, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling price of our products and have a substantial impact on our revenue and gross margin. Our financial results also depend in part on the mix of other products that we sell, such as chipsets, flash memory, and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result can harm our financial results.

Our global operations subject us to risks that may harm our results of operations and financial condition.
We have sales offices, R&D, manufacturing, and assembly and test facilities in many countries, and some business activities may be concentrated in one or more geographic areas. As a result, we are subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries or on a geographic basis, which could harm our results of operations and financial condition, including:

•	security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;
•	health concerns;
•	natural disasters;
•	inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities, transportation, or telecommunications providers and supply chain interruptions;
•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings;
•	differing employment practices and labor issues;
•	local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations; and
•	regulatory requirements and prohibitions that differ among jurisdictions.

Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Although we have implemented policies, controls, and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

In addition, although substantially all of our products are sold in U.S. dollars, we incur a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, as well as conduct certain investing and financing activities, in local currencies. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements; therefore, fluctuations in exchange rates could harm our results and financial condition. In addition, changes in tariff and import regulations and in U.S. and non-U.S. monetary policies may harm our results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

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
Production of integrated circuits is a complex process. Disruptions in this process can result from interruptions in our processes, errors, and difficulties in our development and implementation of new processes; defects in materials; disruptions in our supply of materials or resources; and disruptions at our fabrication and assembly and test facilities due to, for example, accidents, maintenance issues, or unsafe working conditions—all of which could affect the timing of production ramps and yields. We may not be successful or efficient in developing or implementing new production processes. The occurrence of any of the foregoing may result in our failure to meet or increase production as desired, resulting in higher costs or substantial decreases in yields, which could affect our ability to produce sufficient volume to meet specific product demand. The unavailability or reduced availability of certain products could make it more difficult to deliver computing platforms. The occurrence of any of these events could harm our business and results of operations.

We may have difficulties obtaining the resources or products we need for manufacturing, assembling and testing our products, or operating other aspects of our business, which could harm our ability to meet demand for our products and may increase our costs.
We have thousands of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of those materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or could make it more difficult for us to implement our business strategy. In addition, production could be disrupted by the unavailability of the resources used in production, such as water, silicon, electricity, gases, and other materials. Future environmental regulations could restrict the supply or increase the cost of certain of the materials that we currently use in our business. Environmental regulations also may make it more difficult to obtain permits to build or modify additional manufacturing capacity to meet demand. The unavailability or reduced availability of the materials or resources that we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of those materials or resources. The occurrence of any of these events could harm our business and results of operations.

Costs related to product defects and errata may harm our results of operations and business.
Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our design and manufacturing processes, could include:

•	writing off the value of inventory of such products;
•	disposing of products that cannot be fixed;
•	recalling such products that have been shipped to customers;
•	providing product replacements for, or modifications to, such products; and
•	defending against litigation related to such products.

These costs could be substantial and may therefore increase our expenses and lower our gross margin. In addition, our reputation with our customers or users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. The announcement of product defects and/or errata could cause customers to purchase products from our competitors as a result of anticipated shortages of Intel components or for other reasons. These factors could harm our financial results and the prospects for our business.

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
Our ability to enforce our patents, copyrights, software licenses, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to license the technology or pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations, and governments or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

We may be subject to intellectual property theft or misuse, which could result in third-party claims and harm our business and results of operations.
We regularly face attempts by others to gain unauthorized access through the Internet to our information technology systems, such as when they masquerade as authorized users or surreptitiously introduce software. These attempts, which might be the result of industrial or other espionage, or actions by hackers seeking to harm the company, its products, or end users, are sometimes successful. We seek to detect and investigate these security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in R&D, product development, and marketing could be reduced; and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data, or system reliability. Our business could be subject to significant disruption, and we could suffer monetary and other losses, including the cost of product recalls and returns and reputational harm, in the event of such incidents and claims.

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
We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include equity or debt instruments of public or private companies, and many of these instruments are non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss. We also have significant investments in companies in the flash memory market segment, and declines in this market segment or changes in management’s plans with respect to our investments in this market segment could result in significant impairment charges, impacting gains (losses) on equity method investments, net and gains (losses) on other equity investments, net.

When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. We may incur losses on the disposal of our non-marketable investments. Additionally, for cases in which we are required under equity method accounting to recognize a proportionate share of another company’s income or loss, such income or loss may impact our earnings. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges for equity and other investments.

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
Changes in the business environment could lead to changes in our decisions about the scope of operations of our business, and these changes could result in restructuring and asset impairment charges. Factors that could affect our results of operations and financial condition with regard to changing the scope of our operations include:

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
In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements regarding possible investments, acquisitions, divestitures, and other transactions, such as joint ventures. Acquisitions and other transactions involve significant challenges and risks, including risks that:

•	we may not be able to identify suitable opportunities at terms acceptable to us;
•	the transaction may not advance our business strategy;
•	we may not realize a satisfactory return on the investment we make;
•	we may not be able to retain key personnel of the acquired business;
•	we may experience difficulty in integrating new employees, business systems, and technology;
•	acquired businesses may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations globally, and our due diligence process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition;
•	we may have difficulty entering into new market segments in which we are not experienced; or
•	we may be unable to retain the customers and partners of acquired businesses following the acquisition.

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

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, we may fail to complete them due to factors such as:

•	failure to obtain required regulatory or other approvals;
•	intellectual property or other litigation; or
•	difficulties that we or other parties may encounter in obtaining financing for the transaction.

In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our results of operations.
In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in the semiconductor industry can be intense. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as non-vested share units (restricted stock units) and employee stock options. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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
In addition to the possible direct economic impact that climate change could have on us, climate change mitigation programs and regulations can increase our costs. For example, the cost of perfluorocompounds (PFCs), a gas that we use in manufacturing, could increase over time under some climate-change-focused emissions trading programs that may be imposed by government regulation. If the use of PFCs is prohibited, we would need to obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, air quality permit requirements for our manufacturing operations could become more burdensome and cause delays in our ability to modify or build additional manufacturing capacity. Under the recently adopted greenhouse gas regulations in the U.S., many of our manufacturing facilities will become “major” sources under the Clean Air Act in 2011. At a minimum, this change in status will result in some uncertainty as the EPA adopts guidance on implementation of its greenhouse gas regulations. Due to the dynamic nature of our semiconductor manufacturing operations, it is likely these new regulations will result in increased costs for our U.S. operations. These cost increases could be associated with new air pollution control requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas emissions. We also see the potential for higher energy costs driven by climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be sure that our plans will fully protect us from all such disasters or events. Many of our operations are located in semi-arid regions, such as Israel and the southwestern U.S. Some scenarios predict that these regions may become even more vulnerable to prolonged droughts due to climate change.

Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;
•	adjustments to income taxes upon finalization of various tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;
•	changes in available tax credits;
•	changes in tax laws or the interpretation of such tax laws, including changes in the U.S. to the taxation of foreign income and expenses;
•	changes in U.S. generally accepted accounting principles; and
•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Interest and other, net could be impacted by macroeconomic and other factors, harming our results of operations.
Factors that could cause interest and other, net in our consolidated statements of income to fluctuate include:

•	fixed-income, equity, and credit market volatility;
•	fluctuations in foreign currency exchange rates;
•	fluctuations in interest rates;
•	changes in the credit standing of financial instrument counterparties; and
•	changes in our cash and investment balances.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 25, 2010, our major facilities consisted of:

(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	25.8	18.7	44.5
Leased facilities[2]	1.8	2.8	4.6

Total facilities	27.6	21.5	49.1

[1]	Leases on portions of the land used for these facilities expire on varying dates through 2062.

[2]	Leases expire on varying dates through 2028 and generally include renewals at our option.

Our principal executive offices are located in the U.S. The majority of our wafer fabrication activities are also located in the U.S. In addition to our current facilities, we plan to build a fabrication facility in Oregon that is scheduled for R&D start-up in 2013, as well as a leading-edge technology fabrication facility in Arizona. Outside the U.S., we have wafer fabrication at our facilities in Israel, Ireland, and China. Our assembly and test facilities are located in Malaysia, China, Costa Rica, and Vietnam. In addition, we have sales and marketing offices worldwide that are generally located near major concentrations of customers.

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

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see “Note 30: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price range of Intel common stock and dividend information may be found in “Financial Information by Quarter (Unaudited)” in Part II, Item 8 of this Form 10-K.

As of February 4, 2011, there were approximately 165,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

As of December 25, 2010, we had an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions, and $4.2 billion remained available for repurchase under the existing repurchase authorization limit. In January 2011, our Board of Directors increased the repurchase authorization limit by $10 billion.

Common stock repurchases under our authorized plan in each quarter of 2010 were as follows (in millions, except per share amounts):

Total Number
of Shares
Purchased as
	Total Number of	Average Price	Part of Publicly
Period	Shares Purchased	Paid Per Share	Announced Plans
December 27, 2009 – March 27, 2010	—	$—	—
March 28, 2010 – June 26, 2010	—	$—	—
June 27, 2010 – September 25, 2010	—	$—	—
September 26, 2010 – December 25, 2010	70.3	$21.35	70.3

Total	70.3	$21.35	70.3

Our purchases in 2010 were executed in privately negotiated transactions.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not considered common stock repurchases under our authorized plan and are not included in the common stock repurchase totals in the preceding table. For further discussion, see “Note 25: Common Stock Repurchases” in Part II, Item 8 of this Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Dow Jones U.S. Technology Index* and the Standard & Poor’s S&P 500* Index for the five years ended December 25, 2010. The graph and table assume that $100 was invested on December 30, 2005 (the last day of trading for the year ended December 31, 2005) in each of our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index are based on our fiscal year.

Comparison of Five-Year Cumulative Return for Intel,
the Dow Jones U.S. Technology Index*, and the S&P 500* Index

	2005	2006	2007	2008	2009	2010
Intel Corporation	$100	$83	$112	$61	$90	$92
Dow Jones U.S. Technology Index	$100	$110	$129	$71	$120	$135
S&P 500 Index	$100	$116	$123	$74	$98	$112

ITEM 6.	SELECTED FINANCIAL DATA

(In Millions, Except Per Share Amounts)	2010	2009	2008	2007	2006
Net revenue	$43,623	$35,127	$37,586	$38,334	$35,382
Gross margin	$28,491	$19,561	$20,844	$19,904	$18,218
Research and development	$6,576	$5,653	$5,722	$5,755	$5,873
Operating income	$15,588	$5,711	$8,954	$8,216	$5,652
Net income	$11,464	$4,369	$5,292	$6,976	$5,044
Earnings per common share
Basic	$2.06	$0.79	$0.93	$1.20	$0.87
Diluted	$2.01	$0.77	$0.92	$1.18	$0.86
Weighted average diluted common shares
outstanding	5,696	5,645	5,748	5,936	5,880
Dividends per common share
Declared	$0.63	$0.56	$0.5475	$0.45	$0.40
Paid	$0.63	$0.56	$0.5475	$0.45	$0.40
Net cash provided by operating activities	$16,692	$11,170	$10,926	$12,625	$10,632
Additions to property, plant and equipment	$5,207	$4,515	$5,197	$5,000	$5,860

(Dollars in Millions)	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008	Dec. 29, 2007	Dec. 30, 2006
Property, plant and equipment, net	$17,899	$17,225	$17,574	$16,938	$17,614
Total assets	$63,186	$53,095	$50,472	$55,664	$48,372
Long-term debt	$2,077	$2,049	$1,185	$1,269	$1,128
Stockholders’ equity	$49,430	$41,704	$39,546	$43,220	$37,210
Employees (in thousands)	82.5	79.8	83.9	86.3	94.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy and the strategy for our major market segments.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing 2010 to 2009 and comparing 2009 to 2008.
•	Business Outlook. Our expectations for selected financial items for 2011.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
•	Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 25, 2010, including expected payment schedule.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section and in “Risk Factors” in Part I, Item 1A of this Form 10-K. Our actual results may differ materially, and other than our expected completion of the McAfee acquisition in the first quarter of 2011 (see “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K), these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 18, 2011.

Overview

Our results of operations were as follows:

	Three Months Ended		Twelve Months Ended
	Dec. 25,	Sept. 25,	Dec. 25,	Dec. 26,
(Dollars in Millions)	2010	2010	2010	2009
Net revenue	$11,457	$11,102	$43,623	$35,127
Gross margin	$7,406	$7,321	$28,491	$19,561
Gross margin percentage	64.6%	65.9%	65.3%	55.7%
Operating income	$4,023	$4,136	$15,588	$5,711
Net income	$3,180	$2,955	$11,464	$4,369

2010 was a record year for us. Strong market growth in the business and consumer PC market segments as well as the continued build-out of the data center, the leadership of our product portfolio, and improvements to our cost structure all contributed to the most profitable year in our history. Revenue increased 24% in 2010 compared to 2009. Our 2010 gross margin percentage of 65.3% increased by 9.6 percentage points from 2009, primarily driven by lower factory underutilization charges, higher microprocessor average selling prices, lower platform (microprocessor and chipset) unit cost, and higher platform unit sales. We expect continued strength in emerging markets coupled with the build-out of the cloud computing infrastructure to contribute toward a 2011 revenue growth percentage in the mid- to high-teens. This expectation is also inclusive of the recently completed acquisition of the WLS business of Infineon and the expected acquisition of McAfee in the first quarter of 2011.

In the fourth quarter, we achieved record quarterly revenue for the third quarter in a row despite continuation of the softness we saw in the consumer segments of mature markets starting in the middle of the year. The sequential decrease in our fourth quarter gross margin percentage was primarily driven by charges to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family (see “Note 20: Chipset Design Issue” in Part II, Item 8 of this Form 10-K), increased costs associated with taking older technology offline, and higher start-up costs. These impacts were partially offset by the qualification for sale of our 2nd generation Intel® Coretm processor products (formerly code-named Sandy Bridge), resulting in lower microprocessor inventory write-offs and sales of previously written-off products, and higher platform average selling prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As we enter 2011, the strength of our product portfolio is highlighted with the launch of 32nm process technology products based on our 2nd generation Intel Core processor microarchitecture. We continue to deliver improvements in our product offerings through our “tick-tock” technology development cadence. We plan to invest $9.0 billion in capital assets in 2011 as we build and equip our 22nm process technology manufacturing capacity, which will increase our leading-edge facilities to four. This increase in capital spending will enable us to take advantage of the significant market growth opportunities that we believe exist for our products across the computing spectrum, as well as move more transistors to our leading-edge process technologies.

The cash-generating power of our business was evident in 2010 with $16.7 billion of cash from operations. From a financial condition perspective, we ended 2010 with an investment portfolio of $21.5 billion, consisting of cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets. During 2010, we purchased $5.2 billion in capital assets, returned $3.5 billion to stockholders through dividends, and repurchased $1.5 billion of common stock through our common stock repurchase program. In January 2011, our Board of Directors declared a dividend of $0.1812 per common share for the first quarter of 2011, an increase of approximately 15% compared to our fourth quarter dividend, and increased the repurchase authorization limit of our common stock repurchase program by $10 billion.

During 2010, we announced a definitive agreement to acquire McAfee for approximately $7.68 billion, and we expect to complete the acquisition in the first quarter of 2011. For further information, see “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K. The transaction is subject to customary closing conditions.

In the first quarter of 2011, we completed the acquisition of the WLS business of Infineon. Total net cash consideration for the acquisition is estimated at $1.4 billion. For further information, see “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K.

In January 2011, we entered into a long-term patent cross-license agreement with NVIDIA. Under the agreement, we receive a license to all of NVIDIA’s patents, while NVIDIA products are licensed to our patents subject to exclusions for x86 products, certain chipsets, and certain flash memory technology products. The agreement also includes settlement of the existing litigation between the companies as well as broad mutual general releases. We agreed to make payments to NVIDIA totaling $1.5 billion over six years. For further information, see “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K.

Strategy

Our goal is to be the preeminent computing solutions company that powers the worldwide digital economy. We believe that the proliferation of the Internet and cloud computing have driven fundamental changes in the computing industry. We are transforming from a company with a primary focus on the design and manufacture of semiconductor chips for PCs and servers to a computing company that delivers complete solutions in the form of hardware and software platforms and supporting services. The number and variety of devices connected to the Internet is growing, and computing is becoming an increasingly personal experience. End users value consistency across devices that connect seamlessly and effortlessly to the Internet and to each other. We will help to enable this experience by innovating around three pillars of computing: energy-efficient performance, connectivity, and security.

•	Energy-Efficient Performance. We are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing higher performance with lower power consumption.
•	Connectivity. We are positioning our business to take advantage of the growth in devices that compute and connect to the Internet. In the first quarter of 2011, we acquired the WLS business of Infineon. This acquisition enables us to offer a portfolio of products that covers a broad range of wireless connectivity options by combining the Intel® WiFi and Intel® WiMAX technologies with WLS’ 2G and 3G technologies, and creates a combined path to accelerate industry adoption of 4G LTE.
•	Security. Our goal is to enhance security features through a combination of hardware and software solutions. This may include identity protection and fraud deterrence; detection and prevention of malware; securing data and assets; as well as system recovery and enhanced security patching. We expect to complete the acquisition of McAfee in the first quarter of 2011. We believe that this acquisition will accelerate and enhance our hardware and software security solutions, improving the overall security of our platforms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

To succeed in the changing computing environment, we have the following key objectives:

•	Strive to ensure that Intel technology remains the best choice for the PC as well as cloud computing and the data center.
•	Expand platforms into adjacent market segments to bring compelling new solutions to the smartphone, the tablet, the TV, the car, and the rest of the embedded world.
•	Enable devices that connect to the Internet and to each other to create a continuum of personal computing. This continuum would give consumers a set of secure, consistent, and personalized computing experiences.
•	Positively impact the world through our actions and the application of our energy-efficient technology.

We will use our core assets to meet these objectives. Our core assets include our silicon and process technology, our architecture and platforms, our global presence, our strong relationships across the industry, and our brand recognition. We believe that applying these core assets to our key focus areas provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Some of our core assets and key focus areas are:

•	Silicon and Manufacturing Technology Leadership. We have long been a leader in silicon process technology and manufacturing, and we aim to continue our lead through investment and innovation in this critical area. We drive a regular two-year upgrade cycle—introducing a new microarchitecture approximately every two years and ramping the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. As we continue to drive Moore’s Law over the next several years, we believe that the value of this advantage will increase. We aim to have the best process technology, and unlike most semiconductor companies, we primarily manufacture our products in our own facilities. This allows us to optimize performance, reduce our time to market, and scale new products more rapidly.
•	Architecture and Platforms. We are now developing a wide range of solutions for devices that span the computing continuum, from PCs and smartphones to smart TVs and in-vehicle infotainment systems and beyond. Users want computing experiences that are consistent and devices that are interoperable. Users and developers value consistency of architecture, which provides a common framework that allows for reduced time to market, with the ability to leverage technologies across multiple form factors. We believe that we can meet the needs of both users and developers by offering Intel® architecture-based computing solutions across the computing continuum. We continue to invest in improving Intel architecture so that we can deliver increased value to our customers in existing market segments and also expand the capabilities of the architecture to meet end-user and customer needs in adjacent market segments. Increasingly, we are delivering our architecture in the form of platforms. Platforms include not only the microprocessor, but other critical hardware and software ingredients that are necessary to create computing solutions. We are expanding our platform capabilities with connectivity solutions, new types of user interfaces, new features and capabilities, and complementary software.
•	Software. We enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We seek to expedite growth in various market segments, such as the embedded and handheld market segments, through our software offerings. Additionally, we have collaborated with other companies to develop software platforms optimized for our Intel® Atomtm processors and that support multiple hardware architectures as well as multiple operating systems.
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized solution compared to components that are used separately. Additionally, we promote industry standards that we believe will yield innovation and improved technologies for users.
•	Strategic Investments. We make investments in companies around the world that we believe will generate financial returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products.
•	Stewardship. We are committed to developing energy-efficient technology solutions that can be used to address major global problems while reducing our environmental impact. We are also committed to helping transform education globally through our technology, program, and policy leadership, as well as funding through the Intel Foundation. In addition, we strive to cultivate a work environment where engaged, energized employees can thrive in their jobs and in their communities.

Our continued investment in developing our assets and execution on key focus areas will strengthen our competitive position as we enter and expand into new market segments. We believe that these new market segments will result in demand that is incremental to that of microprocessors designed for notebook and desktop computers. We also believe that increased Internet traffic and use of cloud computing create a need for greater server infrastructure, including server products optimized for energy-efficient performance and virtualization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Strategy by Major Market Segment

The strategy for our PC Client Group operating segment is to offer products that are incorporated into notebook, netbook, tablet, and desktop computers for consumers and businesses.

•	Our strategy for the notebook computing market segment is to offer notebook PC products designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of smaller, lighter, and thinner form factors. We are also increasing our focus on notebook products designed to offer technologies that provide increased manageability and security. In addition, we are focusing on providing seamless connectivity within our platforms through the use and development of multi-communication technologies such as WiMAX, WiFi, and 4G LTE.
•	Our strategy for the netbook computing market segment is to offer products that enable customization and affordable Internet-focused devices with small form factors. We also are focusing on offering performance capabilities and features that allow for enhanced end-user experiences such as seamless connectivity, improved synchronization of content between devices, and enhanced media usage.
•	Our strategy for the tablet computing market segment is to offer Intel Atom processor-based solutions for multiple operating systems that are designed to provide enhanced performance and seamless connectivity to the Internet and other devices. Tablets provide a unique form factor for multiple operating systems and a unique user interface, including multi-touch features.
•	Our strategy for the desktop computing market segment is to offer products that provide increased manageability, security, and energy-efficient performance while lowering total cost of ownership for businesses. For consumers in the desktop computing market segment, we also focus on the design of components for high-end enthusiast PCs and mainstream PCs with rich audio and video capabilities.

The strategy for our Data Center Group operating segment is to offer products that provide leading performance, energy efficiency, and virtualization technology for server, workstation, and storage platforms. We are also increasing our focus on products designed for high-performance and mission-critical computing, cloud computing services, and emerging markets. In addition, we offer wired connectivity devices that are incorporated into products that make up the infrastructure for the Internet.

The strategies for our other Intel architecture operating segments include:

•	driving Intel architecture as a solution for embedded applications by delivering long life-cycle support, software and architectural scalability, and platform integration;
•	continuing to develop and offer products that enable handheld devices to deliver digital content and the Internet to users in new ways; and
•	offering products and solutions for use in consumer electronics devices designed to access and share Internet, broadcast, optical media, and personal content through a variety of linked digital devices within the home, including the TV.

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments, which impact gains (losses) on equity method investments, net, or gains (losses) on other equity investments, net when we record impairments;
•	the assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation;
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
•	the valuation of inventory, which impacts gross margin; and
•	the recognition and measurement of loss contingencies, which impact gross margin or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment.

Below, we discuss these policies further, as well as the estimates and judgments involved.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-Marketable Equity Investments

We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $2.6 billion as of December 25, 2010 ($3.4 billion as of December 26, 2009). The majority of this balance as of December 25, 2010 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) of $1.5 billion ($1.6 billion as of December 26, 2009). For additional information, see “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Our non-marketable equity investments are recorded using the cost method or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified within other long-term assets on the consolidated balance sheets.

Non-marketable equity investments are inherently risky, and their success is dependent on product development, market acceptance, operational efficiency, other key business factors, and the ability of the investee companies to raise additional funds in financial markets that can be volatile. The companies could fail or not be able to raise additional funds when needed, or they may receive lower valuations with less favorable investment terms than previous financings. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

We determine the fair value of our non-marketable equity investments quarterly for disclosure purposes; however, the investments are recorded at fair value only if an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which may include one or multiple discounted cash flow scenarios and requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; expenses, capital spending, and other costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, expenses, capital spending, and other costs are developed by the investee and/or Intel using historical data and available market data. The valuation of our non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and the terms of the investees’ issued interests.

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

If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $125 million in 2010. Over the past 12 quarters, including the fourth quarter of 2010, impairments of non-marketable equity investments ranged from $11 million to $896 million per quarter. This range included impairments of $896 million during the fourth quarter of 2008, primarily related to a $762 million impairment charge on our investment in Clearwire Communications, LLC (Clearwire LLC).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

IMFT/IMFS

IMFT and IMFS are variable interest entities that are designed to manufacture and sell NAND products to Intel and Micron at manufacturing cost. We determine the fair value of our investment in IMFT/IMFS using the income approach based on a weighted average of multiple discounted cash flow scenarios of our NAND Solutions Group business, which requires the use of unobservable inputs. Unobservable inputs that require us to make our most difficult and subjective judgments are the estimates for projected revenue and discount rate. Changes in management estimates for these unobservable inputs have the most significant effect on the fair value determination. We have not had an other-than-temporary impairment of our investment in IMFT/IMFS.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the fourth quarter of 2010, impairments and accelerated depreciation of long-lived assets ranged from $10 million to $300 million per quarter.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely. Recovery of a portion of our deferred tax assets is impacted by management’s plans with respect to holding or disposing of certain investments; therefore, changes in management’s plans with respect to holding or disposing of investments could affect our future provision for taxes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 25, 2010, we had total work-in-process inventory of $1.9 billion and total finished goods inventory of $1.4 billion. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical loadings compared to total available capacity. If the factory loadings are below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Over the past 12 quarters, excess capacity charges ranged from zero to $680 million per quarter.

Loss Contingencies

We are subject to various legal and administrative proceedings and asserted and potential claims, accruals related to repair or replacement of parts in connection with product errata, as well as product warranties and potential asset impairments (loss contingencies) that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. With respect to estimating the losses associated with repairing and replacing parts in connection with product errata, we make judgments with respect to customer return rates, costs to repair or replace parts, and where the product is in our customer’s manufacturing process. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position.

Accounting Changes and Recent Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 3: Accounting Changes” and “Note 4: Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2010		2009		2008
		% of Net		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Net revenue	$43,623	100.0%	$35,127	100.0%	$37,586	100.0%
Cost of sales	15,132	34.7%	15,566	44.3%	16,742	44.5%

Gross margin	28,491	65.3%	19,561	55.7%	20,844	55.5%

Research and development	6,576	15.1%	5,653	16.1%	5,722	15.2%
Marketing, general and administrative	6,309	14.5%	7,931	22.6%	5,452	14.6%
Restructuring and asset impairment charges	—	—%	231	0.6%	710	1.9%
Amortization of acquisition-related intangibles	18	—%	35	0.1%	6	—%

Operating income	15,588	35.7%	5,711	16.3%	8,954	23.8%
Gains (losses) on equity method investments, net	117	0.3%	(147)	(0.4)%	(1,380)	(3.7)%
Gains (losses) on other equity investments, net	231	0.5%	(23)	(0.1)%	(376)	(1.0)%
Interest and other, net	109	0.3%	163	0.4%	488	1.3%

Income before taxes	16,045	36.8%	5,704	16.2%	7,686	20.4%
Provision for taxes	4,581	10.5%	1,335	3.8%	2,394	6.3%

Net income	$11,464	26.3%	$4,369	12.4%	$5,292	14.1%

Diluted earnings per common share	$2.01		$0.77		$0.92

Geographic Breakdown of Revenue

Our net revenue for 2010 increased $8.5 billion, or 24%, compared to 2009. The increase was due to higher microprocessor and chipset unit sales, as well as higher microprocessor average selling prices. Revenue in the Japan, Asia-Pacific, Americas, and Europe regions increased by 31%, 29%, 21%, and 6%, respectively, compared to 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our overall gross margin dollars for 2010 increased $8.9 billion, or 46%, compared to 2009. The increase was primarily due to significantly higher revenue. To a lesser extent, excess capacity charges recorded in 2009 of $1.1 billion and lower platform (microprocessor and chipset) unit cost contributed to the increase in gross margin dollars for 2010 compared to 2009. These increases were partially offset by charges recorded in the fourth quarter of 2010 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family. For further information, see “Note 20: Chipset Design Issue” in Part II, Item 8 of this Form 10-K.

Our overall gross margin percentage increased to 65.3% in 2010 from 55.7% in 2009. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group operating segment and, to a lesser extent, gross margin percentage increases in the Data Center Group and NAND Solutions Group operating segments. We derived a substantial majority of our overall gross margin dollars in 2010 and 2009 from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

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

Our overall gross margin dollars for 2009 decreased $1.3 billion, or 6%, compared to 2008. The decrease was due to lower revenue, approximately $830 million of higher factory underutilization charges, and approximately $330 million of higher start-up costs. These decreases were partially offset by lower platform unit cost and lower NAND flash memory unit cost. Our overall gross margin percentage increased slightly to 55.7% in 2009 from 55.5% in 2008. The slight increase in gross margin percentage was primarily attributable to the gross margin percentage increases in the NAND Solutions Group and Data Center Group operating segments, offset by the gross margin percentage decrease in the PC Client Group operating segment. We derived a substantial majority of our overall gross margin dollars in 2009, and most of our overall gross margin dollars in 2008, from the sales of microprocessors in the PC Client Group and Data Center Group operating segments.

PC Client Group

The revenue and operating income for the PC Client Group (PCCG) for the three years ended December 25, 2010 were as follows:

(In Millions)	2010	2009	2008
Microprocessor revenue	$24,721	$19,914	$21,516
Chipset, motherboard, and other revenue	6,877	6,261	6,450

Net revenue	$31,598	$26,175	$27,966
Operating income	$13,304	$7,585	$9,419

Net revenue for the PCCG operating segment increased by $5.4 billion, or 21%, in 2010 compared to 2009. Microprocessors and chipsets within PCCG include those designed for the notebook, netbook, and desktop computing market segments. Significantly higher notebook unit sales were the primary driver for the increase in microprocessor revenue. To a lesser extent, higher notebook average selling prices and higher desktop unit sales also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales, partially offset by significantly lower revenue from the sale of wireless connectivity products.

Operating income increased by $5.7 billion in 2010 compared to 2009. The increase in operating income was primarily due to significantly higher revenue. During 2009, PCCG recognized approximately $1.0 billion of excess capacity charges, primarily related to microprocessors and chipsets. Additionally, lower platform unit cost in 2010 contributed to the increase in operating income. These impacts were partially offset by charges recorded in the fourth quarter of 2010 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family. Additionally, operating expenses in 2010 were higher compared to 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For 2009, net revenue for the PCCG operating segment decreased by $1.8 billion, or 6%, compared to 2008. The decrease in microprocessor revenue was primarily due to lower notebook microprocessor average selling prices, and lower desktop microprocessor unit sales and average selling prices. These decreases were partially offset by a significant increase in netbook microprocessor unit sales due to the ramp of Intel Atom processors. The decrease in chipset, motherboard, and other revenue was primarily due to lower chipset average selling prices and lower unit sales of wireless connectivity products, partially offset by higher chipset unit sales.

Operating income decreased by $1.8 billion, or 19%, in 2009 compared to 2008. The decrease was primarily due to lower revenue and approximately $810 million of higher factory underutilization charges, partially offset by lower platform unit cost.

Data Center Group

The revenue and operating income for the Data Center Group (DCG) for the three years ended December 25, 2010 were as follows:

(In Millions)	2010	2009	2008
Microprocessor revenue	$7,361	$5,301	$5,126
Chipset, motherboard, and other revenue	1,332	1,149	1,464

Net revenue	$8,693	$6,450	$6,590
Operating income	$4,395	$2,299	$2,135

Net revenue for the DCG operating segment increased by $2.2 billion, or 35%, in 2010 compared to 2009. The increase in microprocessor revenue was primarily due to significantly higher microprocessor unit sales and, to a lesser extent, higher microprocessor average selling prices. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales and significantly higher revenue from the sale of wired connectivity products.

Operating income increased by $2.1 billion in 2010 compared to 2009. The increase in operating income was due to significantly higher revenue and, to a lesser extent, lower chipset unit cost.

For 2009, net revenue for the DCG operating segment decreased slightly by $140 million, or 2%, compared to 2008. The increase in microprocessor revenue was due to higher microprocessor average selling prices, partially offset by lower microprocessor unit sales. The decrease in chipset, motherboard, and other revenue was primarily due to lower chipset average selling prices.

Operating income increased by $164 million, or 8%, compared to 2008. The increase in operating income was primarily due to higher microprocessor revenue and lower operating expenses, partially offset by approximately $150 million of higher start-up costs as well as lower chipset revenue.

Other Intel Architecture Operating Segments

The revenue and operating income for the other Intel architecture (Other IA) operating segments, including the Embedded and Communications Group (ECG), the Digital Home Group, and the Ultra-Mobility Group, for the three years ended December 25, 2010 were as follows:

(In Millions)	2010	2009	2008
Net revenue	$1,784	$1,402	$1,763
Operating income (loss)	$(60)	$(179)	$(63)

Net revenue for the Other IA operating segments increased by $382 million, or 27%, in 2010 compared to 2009. The increase was primarily due to significantly higher revenue within ECG from significantly higher microprocessor and chipset unit sales. Operating loss decreased by $119 million in 2010 compared to 2009. The operating loss decrease was primarily due to significantly higher ECG revenue and lower ECG unit cost, partially offset by higher operating expenses in ECG and the Ultra-Mobility Group.

For 2009, net revenue for the Other IA operating segments decreased by $361 million, or 20%, compared to 2008, and operating loss for the Other IA operating segments increased by $116 million in 2009 compared to 2008. The changes were primarily due to lower revenue from the sale of communications products within ECG, primarily as a result of business divestitures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

Operating expenses for the three years ended December 25, 2010 were as follows:

(In Millions)	2010	2009	2008
Research and development	$6,576	$5,653	$5,722
Marketing, general and administrative	$6,309	$7,931	$5,452
Restructuring and asset impairment charges	$—	$231	$710
Amortization of acquisition-related intangibles	$18	$35	$6

Research and Development. R&D spending increased by $923 million, or 16%, in 2010 compared to 2009, and was flat in 2009 compared to 2008. The increase in 2010 compared to 2009 was primarily due to higher profit-dependent compensation, an increase in employees, and higher process development costs as we transitioned from manufacturing start-up costs related to our 32nm process technology to R&D of our next-generation 22nm process technology. In 2009 compared to 2008, we had lower process development costs as we transitioned from R&D to manufacturing using our 32nm process technology. This decrease was offset by higher profit-dependent compensation.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased $1.6 billion, or 20%, in 2010 compared to 2009, and increased $2.5 billion, or 45%, in 2009 compared to 2008. The decrease in 2010 was due to the 2009 charge of $1.447 billion incurred as a result of the fine imposed by the European Commission (EC) and the $1.25 billion payment to AMD in 2009 as part of a settlement agreement. These decreases were partially offset by higher advertising expenses (including cooperative advertising expenses), higher profit-dependent compensation, and, to a lesser extent, expenses related to our Wind River Software Group operating segment and an expense of $100 million recognized during the fourth quarter of 2010 due to a patent cross-license agreement that we entered into with NVIDIA in January 2011 (see “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K). The increase in 2009 compared to 2008 was due to the 2009 charge incurred as a result of the fine imposed by the EC and the payment to AMD in 2009 as part of a settlement agreement. To a lesser extent, we had higher profit-dependent compensation expenses that were partially offset by lower advertising expenses (including cooperative advertising expenses).

R&D, combined with marketing, general and administrative expenses, were 30% of net revenue in 2010, 39% of net revenue in 2009, and 30% of net revenue in 2008.

Restructuring and Asset Impairment Charges. The following table summarizes restructuring and asset impairment charges by plan for the three years ended December 25, 2010:

(In Millions)	2010	2009	2008
2009 restructuring program	$—	$215	$—
2008 NAND plan	—	—	215
2006 efficiency program	—	16	495

Total restructuring and asset impairment charges	$—	$231	$710

2009 Restructuring Program

In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations. These plans included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. The 2009 restructuring program is complete. The following table summarizes charges for the 2009 restructuring program for the two years ended December 25, 2010:

(In Millions)	2010	2009
Employee severance and benefit arrangements	$—	$208
Asset impairments	—	7

Total restructuring and asset impairment charges	$—	$215

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring program during 2009 and 2010:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	223	7	230
Adjustments	(15)	—	(15)
Cash payments	(182)	—	(182)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of December 26, 2009	$26	$—	$26
Additional accruals	—	—	—
Adjustments	—	—	—
Cash payments	(26)	—	(26)
Non-cash settlements	—	—	—

Accrued restructuring balance as of December 25, 2010	$—	$—	$—

Under the 2009 restructuring program, we incurred $208 million of charges related to employee severance and benefit arrangements for approximately 6,500 employees. Most of these employee actions occurred within manufacturing.

We estimate that these employee severance and benefit charges result in gross annual savings of approximately $290 million. We are realizing a substantial majority of these savings within cost of sales.

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

2006 Efficiency Program

In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. The following table summarizes charges for the 2006 efficiency program for the three years ended December 25, 2010:

(In Millions)	2010	2009	2008
Employee severance and benefit arrangements	$—	$8	$151
Asset impairments	—	8	344

Total restructuring and asset impairment charges	$—	$16	$495

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

We incurred $85 million in asset impairment charges related to assets that we sold in conjunction with the divestiture of our NOR flash memory business in 2007 and an additional $275 million in 2008. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture in 2007, and determined the impairment charges based on the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs, in 2008. For further information on this divestiture, see “Note 16: Divestitures” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	18	8	26
Adjustments	(10)	—	(10)
Cash payments	(65)	—	(65)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of December 26, 2009	$—	$—	$—

The 2006 efficiency program is complete. From the third quarter of 2006 through 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this program. These charges included a total of $686 million related to employee severance and benefit arrangements for 11,300 employees. A substantial majority of these employee actions affected employees within manufacturing, information technology, and marketing. The restructuring and asset impairment charges also included $896 million in asset impairment charges.

Share-Based Compensation

Share-based compensation totaled $917 million in 2010 ($889 million in 2009 and $851 million in 2008). Share-based compensation was included in cost of sales and operating expenses.

As of December 25, 2010, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	Unrecognized
	Share-Based	Weighted
	Compensation	Average
(Dollars in Millions)	Costs	Period
Stock options	$220	1.2 years
Restricted stock units	$1,210	1.3 years
Stock purchase plan	$13	1 month

Gains (Losses) on Equity Method Investments, Net

Gains (losses) on equity method investments, net were as follows:

(In Millions)	2010	2009	2008
Equity method losses, net	$(113)	$(131)	$(316)
Impairment charges	(16)	(42)	(1,077)
Other, net	246	26	13

Total gains (losses) on equity method investments, net	$117	$(147)	$(1,380)

We recognized higher gains on sales, lower impairment charges, and lower equity method losses in 2010 compared to 2009. During 2010, we recognized a gain of $33 million on the initial public offering of SMART Technologies, Inc., included within “Equity method losses, net,” and a gain of $148 million on the subsequent sale of our shares in the secondary offering, included in “Other, net,” resulting in a total gain of $181 million. We also recognized a gain of $91 million on the sale of our ownership interest in Numonyx B.V., included in “Other, net.” Equity method losses, net also includes Clearwire LLC ($116 million loss in 2010 and $27 million loss in 2009), Numonyx ($42 million gain in 2010, $31 million loss in 2009, and $87 million loss in 2008), and Clearwire Corporation ($184 million loss in 2008). For further information, see “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impairment charges in 2008 included a $762 million impairment charge recognized on our investment in Clearwire LLC and a $250 million impairment charge recognized on our investment in Numonyx. We recognized the impairment charge on our investment in Clearwire LLC to write down our investment to its fair value, primarily due to the fair value being significantly lower than the cost basis of our investment in the fourth quarter of 2008. The impairment charge on our investment in Numonyx was due to a general decline in 2008 in the NOR flash memory market segment. See “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

Gains (Losses) on Other Equity Investments, Net

Gains (losses) on other equity investments, net were as follows:

(In Millions)	2010	2009	2008
Impairment charges	$(109)	$(179)	$(455)
Gains on sales, net	185	55	60
Other, net	155	101	19

Total gains (losses) on other equity investments, net	$231	$(23)	$(376)

We recognized higher gains on third-party merger transactions, primarily related to our cost method investments; higher gains on sales; and lower impairment charges in 2010 compared to 2009. Gains on other equity investments in 2010 included a gain of $67 million on the sale of shares in Micron, which occurred in the first quarter of 2010.

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

Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2010	2009	2008
Interest income	$119	$168	$592
Interest expense	—	(1)	(8)
Other, net	(10)	(4)	(96)

Total interest and other, net	$109	$163	$488

Interest income was lower in 2010 compared to 2009 as a result of lower average interest rates, partially offset by higher average investment balances. The average interest rate earned during 2010 decreased by approximately 0.5 percentage points compared to 2009. In addition, lower fair value gains on our trading assets (zero in 2010 and $70 million in 2009) were partially offset by lower exchange rate losses (zero in 2010 and $40 million in 2009). Exchange rate losses in 2009 were due to euro exposure related to our euro-denominated liability for the EC fine.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	2010	2009	2008
Income before taxes	$16,045	$5,704	$7,686
Provision for taxes	$4,581	$1,335	$2,394
Effective tax rate	28.6%	23.4%	31.1%

We generated a higher percentage of our profits from higher tax jurisdictions in 2010 compared to 2009, negatively impacting our effective tax rate for 2010. The effective tax rate for 2009 was positively impacted by the reversal of previously accrued taxes of $366 million on settlements, effective settlements, and related remeasurements of various uncertain tax positions. These impacts were partially offset by the recognition of the EC fine of $1.447 billion in 2009, which was not tax deductible and therefore significantly increased our effective tax rate for 2009. For further information on the EC fine, see “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K.

We generated a higher percentage of our profits from lower tax jurisdictions in 2009 compared to 2008, positively impacting our effective tax rate for 2009. In addition, the 2009 tax rate was positively impacted by the reversal of previously accrued taxes of $366 million on settlements, effective settlements, and related remeasurements of various uncertain tax positions compared to a reversal of $103 million for such matters in 2008. These impacts were partially offset by the recognition of the EC fine. In addition, our 2008 effective tax rate was negatively impacted by the recognition of a valuation allowance on our deferred tax assets due to the uncertainty of realizing tax benefits related to impairments of our equity investments.

Business Outlook

Our future results of operations and the topics of other forward-looking statements contained in this Form 10-K, including this MD&A, involve a number of risks and uncertainties—in particular:

•	changes in business and economic conditions;
•	revenue and pricing;
•	gross margin and costs;
•	pending legal proceedings;
•	our effective tax rate;
•	marketing, general and administrative expenses;
•	our goals and strategies;
•	new product introductions, and product defects and errata;

•	plans to cultivate new businesses;
•	R&D expenses;
•	divestitures, acquisitions, or similar transactions;
•	net gains (losses) from equity investments;
•	interest and other, net;
•	capital spending;
•	depreciation; and
•	impairment of investments.

Our business outlook incorporates financial projections and assumptions concerning the performance of McAfee, which we expect to acquire in the first quarter of 2011, and the recently acquired WLS business of Infineon (see “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K). Because we are required to make a number of assumptions about the future performance of these businesses, it may be more difficult to accurately project our financial results. Some of these assumptions include the prospects for the acquired businesses’ products and markets, the ability to retain customer relationships and key employees, successful integration of key technologies or operations, and the potential for unexpected liabilities. In addition, as we integrate these businesses into our operations, our understanding of the financial and operational performance of the acquired businesses may change, which could require an update to our business outlook.

Our business outlook contains forward-looking statements and projections based upon estimates of the impact of the chipset design issue related to our Intel 6 Series Express Chipset family (see “Note 20: Chipset Design Issue” in Part II, Item 8 of this Form 10-K) on our future financial and operating results, including on revenue, gross margin, and inventory valuation, based on our preliminary analysis. Among the factors related to the chipset design issue that could cause actual results to differ are the number of units that may be affected, the impact on systems in the market, the costs that we may incur in repairing or replacing impacted components, the extent to which customers purchase parts from our competitors as a result of our parts shortages or otherwise, the extent of shipments of impacted chipsets for use in PC system configurations that would not be impacted by the design issue, and the extent to which we are able to increase production of substitute or redesigned parts for customers.

In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ materially from our expectations. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our expectations for 2011 are as follows:

•	Revenue. We expect a 2011 revenue growth percentage in the mid- to high-teens.
•	Gross Margin Percentage. 63%, plus or minus a few percentage points. The 63% midpoint is lower compared to our 2010 gross margin of 65.3%, primarily due to higher manufacturing period costs, mostly start-up costs, as well as the impacts of the recently completed acquisition of the WLS business of Infineon and the expected acquisition of McAfee in the first quarter of 2011. We expect these decreases to be partially offset by lower platform unit cost and higher platform revenue.
•	Total Spending. We expect spending on R&D, plus marketing, general and administrative expenses, in 2011 to be approximately $15.7 billion, plus or minus $200 million, compared to $12.9 billion in 2010.
•	Research and Development Spending. Approximately $8.2 billion compared to $6.6 billion in 2010 as we continue to ramp our new 22nm process technology.
•	Capital Spending. $9.0 billion, plus or minus $300 million, compared to $5.2 billion in 2010. We expect capital spending for 2011 to primarily consist of investments in 22nm process technology.
•	Depreciation. Approximately $5.0 billion, plus or minus $100 million, compared to $4.4 billion in 2010.
•	Tax Rate. Approximately 29%, flat compared to 29% in 2010. The estimated effective tax rate is based on tax law in effect as of December 25, 2010 and expected income.

Status of Business Outlook

We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media, and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-K, including any such statements that are incorporated by reference in this Form 10-K. At the same time, we will keep this Form 10-K and our most current business outlook publicly available on our Investor Relations web site at www.intc.com. The public can continue to rely on the business outlook published on our web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the “Business Outlook” section and other forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

From the close of business on March 4, 2011 until our quarterly earnings release is published, presently scheduled for April 19, 2011, we will observe a “quiet period.” During the quiet period, the “Business Outlook” section and other forward-looking statements first published in our Form 8-K filed on January 13, 2011, as updated in our Form 8-K filed on January 31, 2011, and as reiterated or updated as applicable in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

	Dec. 25,	Dec. 26,
(Dollars in Millions)	2010	2009
Cash and cash equivalents, marketable debt instruments included in trading assets, and short-term investments	$21,497	$13,920
Loans receivable and other long-term investments	$3,876	$4,528
Short-term and long-term debt	$2,115	$2,221
Debt as % of stockholders’ equity	4.3%	5.3%

Sources and Uses of Cash
(In Millions)

In summary, our cash flows were as follows:

(In Millions)	2010	2009	2008
Net cash provided by operating activities	$16,692	$11,170	$10,926
Net cash used for investing activities	(10,539)	(7,965)	(5,865)
Net cash used for financing activities	(4,642)	(2,568)	(9,018)

Net increase (decrease) in cash and cash equivalents	$1,511	$637	$(3,957)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

For 2010 compared to 2009, the $5.5 billion increase in cash provided by operating activities was due to higher net income, partially offset by adjustments for non-cash items. Income taxes paid, net of refunds, in 2010 compared to 2009 were $3.7 billion higher, primarily due to higher income before taxes in 2010.

Changes in assets and liabilities as of December 25, 2010 compared to December 26, 2009 included the following:

•	Inventories increased due to higher microprocessor inventory, primarily due to ramping new products.
•	Accounts receivable increased due to a higher proportion of sales at the end of the fourth quarter of 2010.
•	Accounts payable increased due to timing of payments.

For 2010 and 2009, our two largest customers accounted for 38% of our net revenue, with one of these customers accounting for 21% of our net revenue in 2010 and 2009, and another customer accounting for 17% of our net revenue in 2010 and 2009. These two largest customers accounted for 44% of our accounts receivable as of December 25, 2010 (41% as of December 26, 2009).

For 2009 compared to 2008, the $244 million increase in cash provided by operating activities was primarily due to changes in assets and liabilities, partially offset by lower net income. Income taxes paid, net of refunds, in 2009 compared to 2008 were $3.1 billion lower, primarily due to lower income before taxes and timing of payments.

Investing Activities

Investing cash flows consist primarily of capital expenditures, net investment purchases, maturities, disposals, and cash used for acquisitions.

The increase in cash used for investing activities in 2010 compared to 2009 was primarily due to an increase in net purchases of available-for-sale investments and, to a lesser extent, higher capital expenditures ($5.2 billion in 2010 and $4.5 billion in 2009). These increases were partially offset by a decrease in net purchases of trading assets and lower cash paid for acquisitions.

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

Financing Activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the sale of shares through employee equity incentive plans.

The increase in cash used in financing activities in 2010 compared to 2009 was due to the issuance of long-term debt in 2009. During 2010, we repurchased $1.7 billion of common stock compared to $1.8 billion in 2009. As of December 25, 2010, $4.2 billion remained available for repurchase under the existing repurchase authorization of $25 billion. In January 2011, our Board of Directors increased the repurchase authorization limit by $10 billion. We base our level of common stock repurchases on internal cash management decisions, and this level may fluctuate. Proceeds from the sale of shares through employee equity incentive plans totaled $587 million in 2010 compared to $400 million in 2009. Our total dividend payments were $3.5 billion in 2010 compared to $3.1 billion in 2009 as a result of an increase in quarterly cash dividends per common share. We have paid a cash dividend in each of the past 73 quarters. In January 2011, our Board of Directors declared a cash dividend of $0.1812 per common share for the first quarter of 2011. The dividend is payable on March 1, 2011 to stockholders of record on February 7, 2011.

The decrease in cash used in financing activities in 2009 compared to 2008 was primarily due to a decrease in repurchases of common stock and the issuance of long-term debt, partially offset by lower proceeds from sales of shares through employee equity incentive plans. We used the majority of the proceeds from the 2009 issuance of long-term debt to repurchase common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

Cash generated by operations is our primary source of liquidity. As of December 25, 2010, cash and cash equivalents, marketable debt instruments included in trading assets, and short-term investments totaled $21.5 billion. In addition to the $21.5 billion, we have $3.9 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. In the first quarter of 2011, we completed the acquisition of the WLS business of Infineon. Total net cash consideration for the acquisition is estimated at $1.4 billion. For further information, see “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K.

Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better.

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2010 were $150 million, although no commercial paper remained outstanding as of December 25, 2010. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 25, 2010. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.

We believe that we have the financial resources needed to meet our business requirements for the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, and acquisitions or strategic investments.

Fair Value of Financial Instruments

When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. For further information, see “Fair Value” in “Note 2: Accounting Policies” in Part II, Item 8 of this Form 10-K.

Credit risk is factored into the valuation of financial instruments that we measure and record at fair value on a recurring basis. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer’s credit risk and/or Intel’s credit risk is factored into the calculation of the fair value, as appropriate.

Marketable Debt Instruments

As of December 25, 2010, our assets measured and recorded at fair value on a recurring basis included $24 billion of marketable debt instruments. Of these instruments, $7 billion was classified as Level 1, $16.7 billion as Level 2, and $308 million as Level 3.

Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the use of observable market prices for identical securities that are traded in active markets. Management judgment was required to determine the levels for the frequency of transactions that should be met for a market to be considered active. Our assessment of an active market for our marketable debt instruments generally takes into consideration the number of days each individual instrument trades over a specified period.

Of the $16.7 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 45% of the balance was classified as Level 2 due to the use of a discounted cash flow model and approximately 55% due to the use of non-binding market consensus prices that are corroborated with observable market data.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Equity Securities

As of December 25, 2010, our portfolio of assets measured and recorded at fair value on a recurring basis included $1.4 billion of marketable equity securities. Of these securities, $1.2 billion was classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period. The remaining marketable equity securities of $223 million were classified as Level 2 because their valuations were either adjusted for security-specific restrictions or based on quoted prices for identical securities in less active markets.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 25, 2010:

	Payments Due by Period
		Less Than			More Than
(In Millions)	Total	1 Year	1–3 Years	3–5 Years	5 Years
Operating lease obligations	$327	$102	$142	$52	$31
Capital purchase obligations[1]	4,576	4,260	316	—	—
Other purchase obligations and commitments[2]	567	393	106	65	3
Long-term debt obligations[3]	6,969	119	238	238	6,374
Other long-term liabilities[4,5]	701	252	184	133	132

Total[6]	$13,140	$5,126	$986	$488	$6,540

[1]	Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of December 25, 2010, as we had not yet received the related goods or taken title to the property.

[2]	Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase raw materials or other goods, as well as payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies.

[3]	Amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any future settlement of convertible debt would impact our cash payments.

[4]	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $190 million of long-term income taxes payable has been excluded from the preceding table. However, long-term income taxes payable, included on our consolidated balance sheet, included these uncertain tax positions, reduced by the associated federal deduction for state taxes and U.S. tax credits arising from non-U.S. income.

[5]	Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheet, including the short-term portion of these long-term liabilities. Expected contributions to our U.S. and non-U.S. pension plans and other postretirement benefit plans of $56 million to be made during 2011 are also included; however, funding projections beyond 2011 are not practical to estimate.

[6]	Total generally excludes contractual obligations already recorded on our consolidated balance sheet as current liabilities.

Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding on Intel and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms and/or the minimum cancellation fee.

We have entered into certain agreements for the purchase of raw materials that specify minimum prices and quantities based on a percentage of the total available market or based on a percentage of our future purchasing requirements. Due to the uncertainty of the future market and our future purchasing requirements, as well as the non-binding nature of these agreements, obligations under these agreements are not included in the preceding table. Our purchase orders for other products are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the preceding table. These obligations include contingent funding/payment obligations and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party. Assuming that all future milestones are met, additional required payments related to these obligations were not significant as of December 25, 2010.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The obligation to pay the relative taxing authority is not included in the preceding table, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.

We have a contractual obligation to purchase the output of IMFT in proportion to our investment, which was 49% as of December 25, 2010. We also have several agreements with Micron related to intellectual property rights, and R&D funding related to NAND flash manufacturing. The obligation to purchase our proportion of IMFT’s inventory was approximately $100 million as of December 25, 2010. See “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

In January 2011, we entered into a patent cross-license agreement with NVIDIA. We agreed to make payments totaling $1.5 billion to NVIDIA over six years ($300 million in each of January 2011, 2012, and 2013; and $200 million in each of January 2014, 2015, and 2016). For further information, see “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K.

During 2010, we entered into a definitive agreement to acquire all outstanding common shares of McAfee for $48.00 per share in cash to be paid to the stockholders of McAfee. As of the date that we entered into the agreement, the transaction had an approximate value of $7.68 billion. We expect to complete the acquisition in the first quarter of 2011. The transaction is subject to customary closing conditions. For further information, see “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K.

During 2010, we entered into a definitive agreement to acquire the WLS business of Infineon. In the first quarter of 2011, we completed the acquisition. Total net cash consideration for the acquisition is estimated at $1.4 billion. For further information, see “Note 15: Acquisitions” in Part II, Item 8 of this Form 10-K.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 25, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative financial instruments primarily to manage currency exchange rate and interest rate risk, and, to a lesser extent, equity market and commodity price risk. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of December 25, 2010 and December 26, 2009. Actual results may differ materially.

Currency Exchange Rates

In general, we economically hedge currency risks of non-U.S.-dollar-denominated investments in debt instruments and loans receivable with offsetting currency forward contracts or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in a negligible net exposure to loss.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Japanese yen, the euro, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts and, to a lesser extent, currency options in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements (see “Risk Factors” in Part I, Item 1A of this Form 10-K). We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account hedges and offsetting positions, would have resulted in an adverse impact on income before taxes of less than $35 million as of December 25, 2010 (less than $40 million as of December 26, 2009).

Interest Rates

We generally hedge interest rate risks of fixed-rate debt instruments with offsetting interest rate swaps. Gains and losses on these investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in a negligible net exposure to interest rate loss.

We are exposed to interest rate risk related to our investment portfolio and debt issuances. We refer to our combined investment portfolio, investment hedges, and debt issuances as our net investment position. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in debt instruments are generally based on the U.S.-dollar three-month LIBOR. A hypothetical decrease in interest rates of 1.0% would have resulted in an increase in the fair value of our debt issuances of approximately $235 million as of December 25, 2010 (an increase of approximately $205 million as of December 26, 2009). A hypothetical decrease in interest rates of up to 1.0%, after taking into account investment hedges, would have resulted in an increase in the fair value of our investment portfolio of up to approximately $15 million as of December 25, 2010 (an increase of approximately $10 million as of December 26, 2009). These hypothetical decreases in interest rates would have resulted in a decrease in the fair value of our net investment position of approximately $220 million as of December 25, 2010 (a decrease of $195 million as of December 26, 2009). The fluctuations in fair value of our net investment position reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see “Fair Value of Financial Instruments” in Part II, Item 7 of this Form 10-K.

Equity Prices

Our marketable equity investments include marketable equity securities and equity derivative instruments such as warrants and options. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activities; however, for our investments in strategic equity derivative instruments, we may enter into transactions to reduce or eliminate the equity market risks. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal, and whether it is possible and appropriate to hedge the equity market risk.

We hold derivative instruments that seek to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. The gains and losses from changes in fair value of these derivatives are designed to offset the gains and losses on the related liabilities, resulting in an insignificant net exposure to loss.

As of December 25, 2010, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $1.5 billion ($805 million as of December 26, 2009). Our marketable equity investments include our investments in Micron, Imagination Technologies Group PLC, VMware, Inc., and Clearwire Corporation, and were carried at a total fair market value of $968 million, or 65% of our marketable equity portfolio, as of December 25, 2010. Our marketable equity method investment in SMART is excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 40% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $365 million, based on the value as of December 25, 2010 (a decrease in value of approximately $405 million, based on the value as of December 26, 2009 using an assumed loss of 50%).

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $872 million as of December 25, 2010 ($939 million as of December 26, 2009). As of December 25, 2010, the carrying amount of our non-marketable equity method investments was $1.8 billion ($2.5 billion as of December 26, 2009). A substantial majority of this balance as of December 25, 2010 was concentrated in our IMFT/IMFS investment of $1.5 billion ($1.6 billion as of December 26, 2009). Our investments as of December 26, 2009 also included an investment of $453 million in Numonyx, which was sold in 2010. For further information, see “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 25, 2010
(In Millions, Except Per Share Amounts)	2010	2009	2008
Net revenue	$43,623	$35,127	$37,586
Cost of sales	15,132	15,566	16,742

Gross margin	28,491	19,561	20,844

Research and development	6,576	5,653	5,722
Marketing, general and administrative	6,309	7,931	5,452
Restructuring and asset impairment charges	—	231	710
Amortization of acquisition-related intangibles	18	35	6

Operating expenses	12,903	13,850	11,890

Operating income	15,588	5,711	8,954
Gains (losses) on equity method investments, net	117	(147)	(1,380)
Gains (losses) on other equity investments, net	231	(23)	(376)
Interest and other, net	109	163	488

Income before taxes	16,045	5,704	7,686
Provision for taxes	4,581	1,335	2,394

Net income	$11,464	$4,369	$5,292

Basic earnings per common share	$2.06	$0.79	$0.93

Diluted earnings per common share	$2.01	$0.77	$0.92

Weighted average common shares outstanding:
Basic	5,555	5,557	5,663

Diluted	5,696	5,645	5,748

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 25, 2010 and December 26, 2009
(In Millions, Except Par Value)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,498	$3,987
Short-term investments	11,294	5,285
Trading assets	5,093	4,648
Accounts receivable, net of allowance for doubtful accounts of $28 ($19 in 2009)	2,867	2,273
Inventories	3,757	2,935
Deferred tax assets	1,488	1,216
Other current assets	1,614	813

Total current assets	31,611	21,157

Property, plant and equipment, net	17,899	17,225
Marketable equity securities	1,008	773
Other long-term investments	3,026	4,179
Goodwill	4,531	4,421
Other long-term assets	5,111	5,340

Total assets	$63,186	$53,095

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$38	$172
Accounts payable	2,290	1,883
Accrued compensation and benefits	2,888	2,448
Accrued advertising	1,007	773
Deferred income on shipments to distributors	622	593
Other accrued liabilities	2,482	1,722

Total current liabilities	9,327	7,591

Long-term income taxes payable	190	193
Long-term debt	2,077	2,049
Long-term deferred tax liabilities	926	555
Other long-term liabilities	1,236	1,003
Commitments and contingencies (Notes 23 and 29)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 5,581 issued and 5,511 outstanding (5,523 issued and outstanding in 2009) and capital in excess of par value	16,178	14,993
Accumulated other comprehensive income (loss)	333	393
Retained earnings	32,919	26,318

Total stockholders’ equity	49,430	41,704

Total liabilities and stockholders’ equity	$63,186	$53,095

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 25, 2010
(In Millions)	2010	2009	2008
Cash and cash equivalents, beginning of year	$3,987	$3,350	$7,307

Cash flows provided by (used for) operating activities:
Net income	11,464	4,369	5,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,398	4,744	4,360
Share-based compensation	917	889	851
Restructuring, asset impairment, and net loss on retirement of assets	67	368	795
Excess tax benefit from share-based payment arrangements	(65)	(9)	(30)
Amortization of intangibles	240	308	256
(Gains) losses on equity method investments, net	(117)	147	1,380
(Gains) losses on other equity investments, net	(231)	23	376
(Gains) losses on divestitures	—	—	(59)
Deferred taxes	(46)	271	(790)
Changes in assets and liabilities:
Trading assets	—	299	193
Accounts receivable	(584)	(535)	260
Inventories	(806)	796	(395)
Accounts payable	407	(506)	29
Accrued compensation and benefits	161	247	(569)
Income taxes payable and receivable	53	110	(834)
Other assets and liabilities	834	(351)	(189)

Total adjustments	5,228	6,801	5,634

Net cash provided by operating activities	16,692	11,170	10,926

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(5,207)	(4,515)	(5,197)
Acquisitions, net of cash acquired	(218)	(853)	(16)
Purchases of available-for-sale investments	(17,675)	(8,655)	(6,479)
Maturities and sales of available-for-sale investments	13,133	7,756	7,993
Purchases of trading assets	(8,944)	(4,186)	(2,676)
Maturities and sales of trading assets	8,846	2,543	1,766
Origination of loans receivable	(498)	(343)	—
Investments in non-marketable equity investments	(393)	(250)	(1,691)
Return of equity method investments	199	449	316
Proceeds from divestitures	—	—	85
Other investing	218	89	34

Net cash used for investing activities	(10,539)	(7,965)	(5,865)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	23	(87)	(40)
Proceeds from government grants	79	—	182
Excess tax benefit from share-based payment arrangements	65	9	30
Issuance of long-term debt	—	1,980	—
Repayment of debt	(157)	—	—
Proceeds from sales of shares through employee equity incentive plans	587	400	1,105
Repurchase of common stock	(1,736)	(1,762)	(7,195)
Payment of dividends to stockholders	(3,503)	(3,108)	(3,100)

Net cash used for financing activities	(4,642)	(2,568)	(9,018)

Net increase (decrease) in cash and cash equivalents	1,511	637	(3,957)

Cash and cash equivalents, end of year	$5,498	$3,987	$3,350

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized of $134 in 2010 ($86 in 2009 and 2008)	$—	$4	$6
Income taxes, net of refunds	$4,627	$943	$4,007

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	and Capital		Accumulated
	in Excess of Par Value		Other
Three Years Ended December 25, 2010	Number of		Comprehensive	Retained
(In Millions, Except Per Share Amounts)	Shares	Amount	Income (Loss)	Earnings	Total
Balance as of December 29, 2007	5,818	$12,111	$261	$30,848	$43,220
Components of comprehensive income, net of tax:
Net income	—	—	—	5,292	5,292
Other comprehensive income (loss)	—	—	(654)	—	(654)

Total comprehensive income					4,638

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	72	1,132	—	—	1,132
Share-based compensation	—	851	—	—	851
Repurchase of common stock	(328)	(692)	—	(6,503)	(7,195)
Cash dividends declared ($0.5475 per common share)	—	—	—	(3,100)	(3,100)

Balance as of December 27, 2008	5,562	13,402	(393)	26,537	39,546
Components of comprehensive income, net of tax:
Net income	—	—	—	4,369	4,369
Other comprehensive income (loss)	—	—	786	—	786

Total comprehensive income					5,155

Proceeds from sales of shares through employee equity incentive plans, net tax deficiency, and other	55	381	—	—	381
Issuance of convertible debt	—	603	—	—	603
Share-based compensation	—	889	—	—	889
Repurchase of common stock	(94)	(282)	—	(1,480)	(1,762)
Cash dividends declared ($0.56 per common share)	—	—	—	(3,108)	(3,108)

Balance as of December 26, 2009	5,523	14,993	393	26,318	41,704
Components of comprehensive income, net of tax:
Net income	—	—	—	11,464	11,464
Other comprehensive income (loss)	—	—	(60)	—	(60)

Total comprehensive income					11,404

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	68	644	—	—	644
Share-based compensation	—	917	—	—	917
Repurchase of common stock	(80)	(376)	—	(1,360)	(1,736)
Cash dividends declared ($0.63 per common share)	—	—	—	(3,503)	(3,503)

Balance as of December 25, 2010	5,511	$16,178	$333	$32,919	$49,430

See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2010, 2009, and 2008 were all 52-week years. Fiscal year 2011 is a 53-week year. Our consolidated financial statements include the accounts of Intel Corporation and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee. For all fiscal years presented, the U.S. dollar is the functional currency for Intel and our subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income (loss).

Note 2: Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. The accounting estimates that require our most significant, difficult, and subjective judgments include:

•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments;
•	the assessment of recoverability of long-lived assets;
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions);
•	the valuation of inventory; and
•	the recognition and measurement of loss contingencies.

The actual results that we experience may differ materially from our estimates.

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

For further discussion of fair value, see “Note 5: Fair Value” and “Note 22: Retirement Benefit Plans.”

Trading Assets

Marketable debt instruments are designated as trading assets when the interest rate or foreign exchange rate risk is economically hedged at inception with a related derivative instrument. Investments designated as trading assets are reported at fair value. The gains or losses of these investments arising from changes in fair value due to interest rate and currency market fluctuations and credit market volatility, offset by losses or gains on the related derivative instruments, are recorded in interest and other, net. We also designate certain floating-rate securitized financial instruments, primarily asset-backed securities, as trading assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the second quarter of 2010, we sold our ownership interest in Numonyx B.V. to Micron Technology, Inc. for consideration consisting of shares of Micron. The Micron shares that we received in the transaction are classified as marketable equity securities within trading assets. Our interest in Micron makes up most of the balance of marketable equity securities included in trading assets. We have entered into equity options that economically hedge our remaining ownership interest in Micron. Gains and losses from the changes in the fair value of Micron shares are mostly offset by changes in the fair value of the related equity options and are recorded as gains (losses) on other equity investments, net. For further information, see “Note 11: Equity Method and Cost Method Investments.”

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

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss), except as noted in the “Other-Than-Temporary Impairment” section below. We determine the cost of the investment sold based on an average cost basis at the individual security level. Our available-for-sale investments include:

•	Marketable debt instruments when the interest rate and foreign currency risks are not hedged at inception of the investment or when our designation for trading assets is not met. We generally hold these debt instruments to generate a return commensurate with the U.S.-dollar three-month LIBOR. We record the interest income and realized gains and losses on the sale of these instruments in interest and other, net.
•	Marketable equity securities when the investments are considered strategic in nature at the time of original classification or there are barriers to mitigating equity market risk through the sale or use of derivative instruments at the time of original classification. We acquire these equity investments for the promotion of business and strategic objectives. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate the equity market risks through hedging activities. We record the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on other equity investments, net.

Non-Marketable and Other Equity Investments

Our non-marketable equity and other equity investments are included in other long-term assets. We account for non-marketable equity and other equity investments for which we do not have control over the investee as:

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

Other-Than-Temporary Impairment

All of our available-for-sale investments and non-marketable and other equity investments are subject to a periodic impairment review. Investments are considered impaired when the fair value is below the investment’s cost basis/amortized cost. Impairments affect earnings as follows:

•	Marketable debt instruments when the fair value is below amortized cost and we intend to sell the instrument, it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in interest and other, net, and amounts related to all other factors, which are recognized in other comprehensive income (loss).
•	Marketable equity securities based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our intent and ability to hold the investment for a sufficient period of time to allow for recovery in value in the foreseeable future. We also consider specific adverse conditions related to the financial health of, and business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. We record other-than-temporary impairment charges on marketable equity securities in gains (losses) on other equity investments, net and for marketable equity method investments in gains (losses) on other equity method investments, net.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Non-marketable equity investments based on our assessment of the severity and duration of the impairment, and qualitative and quantitative analysis, including:

•	the investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects;
•	the technological feasibility of the investee’s products and technologies;
•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•	the investee’s receipt of additional funding at a lower valuation.
We record other-than-temporary impairment charges in gains (losses) on other equity investments, net for non-marketable cost method investments and in gains (losses) on equity method investments, net for equity method investments.

Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate and interest rate risk, and, to a lesser extent, equity market and commodity price risk. Our derivative financial instruments are recorded at fair value and are included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities.

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

We recognize gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes within the line item on the consolidated statements of income most closely associated with the economic underlying, primarily in interest and other, net and gains (losses) on other equity investments, net. As part of our strategic investment program, we also acquire equity derivative instruments, such as equity conversion rights associated with debt instruments, that we do not designate as hedging instruments. We recognize the gains or losses from changes in fair values of these equity derivative instruments in gains (losses) on other equity investments, net. Gains and losses from derivatives not designated as hedges are classified in cash flows from operating activities.

Measurement of Effectiveness

•	Effectiveness for forwards is generally measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the present value of the forecasted cash flows of the hedged item. For currency forward contracts used in cash flow hedging strategies related to capital purchases, forward points are excluded, and effectiveness is measured using spot rates to value both the hedge contract and the hedged item. For currency forward contracts used in cash flow hedging strategies related to operating expenditures, forward points are included and effectiveness is measured using forward rates to value both the hedge contract and the hedged item.
•	Effectiveness for options with hedge accounting designation is generally measured by comparing the cumulative change in the intrinsic value of the hedge contract with the cumulative change in the intrinsic value of an option instrument representing the hedged risks in the hedged item for cash flow hedges. For cash flow and fair value hedges, time value is excluded and effectiveness is measured based on spot rates to value both the hedge contract and the hedged item.
•	Effectiveness for interest rate swaps and commodity swaps is generally measured by comparing the change in fair value of the hedged item with the change in fair value of the swap.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Securities Lending

We may enter into securities lending agreements with financial institutions, generally to facilitate hedging and certain investment transactions. Selected securities may be loaned, secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on our consolidated balance sheets. Cash and cash equivalent collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, we do not record the collateral as an asset or a liability, unless the collateral is repledged.

Loans Receivable

We make loans to third parties that are classified within other current assets or other long-term assets. We may elect the fair value option for loans when the interest rate or foreign exchange rate risk is economically hedged at inception with a related derivative instrument. We record the gains or losses on these loans arising from changes in fair value due to interest rate, currency market fluctuations, and credit market volatility, offset by losses or gains on the related derivative instruments, in interest and other, net. Loans that are denominated in U.S. dollars and have a floating-rate coupon are carried at amortized cost. We measure interest income for all loans receivable using the interest method, which is based on the effective yield of the loans rather than the stated coupon rate.

Inventories

We compute inventory cost on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). Inventories at year-ends were as follows:

(In Millions)	2010	2009
Raw materials	$471	$437
Work in process	1,887	1,469
Finished goods	1,399	1,029

Total inventories	$3,757	$2,935

Property, Plant and Equipment

Property, plant and equipment, net at year-ends was as follows:

(In Millions)	2010	2009
Land and buildings	$17,421	$16,687
Machinery and equipment	30,421	28,339
Construction in progress	2,639	2,796

Total property, plant and equipment, gross	50,481	47,822
Less: accumulated depreciation	(32,582)	(30,597)

Total property, plant and equipment, net	$17,899	$17,225

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition, assigning the goodwill to our applicable reporting units based on the relative expected fair value provided by the acquisition. We perform a quarterly review of goodwill for indicators of impairment. During the fourth quarter of each year, we perform an impairment review for each reporting unit using a fair value approach. We do not identify manufacturing and assembly and test assets with individual reporting units because of the interchangeable nature of our manufacturing and assembly and test assets. In determining the carrying value of the reporting unit, we make an allocation of our manufacturing and assembly and test assets based on each reporting unit’s relative percentage utilization of the manufacturing and assembly and test assets. For further discussion of goodwill, see “Note 17: Goodwill.”

Identified Intangible Assets

Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over the periods of benefit, ranging from 3 to 17 years. We amortize acquisition-related developed technology based on economic benefit over the estimated useful life of 4 years. We amortize other intangible assets that are subject to amortization over periods ranging from 1 to 7 years. We amortize acquisition-related in-process research and development over the estimated useful life once the research and development efforts are completed. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

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

Product Warranty

The vast majority of our products are sold with a limited warranty on product quality and a limited indemnification for customers against intellectual property infringement claims related to our products. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing, the short time typically between product shipment and the detection and correction of product failures, and the historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Revenue Recognition

We recognize net product revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectability. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue. Because of frequent sales price reductions and rapid technology obsolescence in the industry, we defer product revenue and related costs of sales from sales made to distributors under agreements allowing price protection or right of return until the distributors sell the merchandise. The right of return granted generally consists of a stock rotation program in which distributors are able to exchange certain products based on the number of qualified purchases made by the distributor. Under the price protection program, we give distributors credits for the difference between the original price paid and the current price that we offer. We record the net deferred income from product sales to distributors on our balance sheet as deferred income on shipments to distributors. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.

Sales of software, primarily through our Wind River Software Group, are made through term licenses that are generally 12 months in length, or perpetual licenses. Revenue is generally deferred and recognized ratably over the course of the license.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid over the fair value of the advertising benefit received as a reduction in revenue. Advertising costs, including direct marketing costs, recorded within marketing, general and administrative expenses were $1.8 billion in 2010 ($1.4 billion in 2009 and $1.9 billion in 2008).

Employee Equity Incentive Plans

We have employee equity incentive plans, which are described more fully in “Note 24: Employee Equity Incentive Plans.” We use the straight-line attribution method to recognize share-based compensation over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, we eliminate deferred tax assets for options and restricted stock units with multiple vesting dates for each vesting period on a first-in, first-out basis as if each vesting period were a separate award.

Note 3: Accounting Changes

2010

In the first quarter of 2010, we adopted new standards for determining whether to consolidate a variable interest entity. These new standards eliminated a mandatory quantitative approach in favor of a qualitative analysis, and require an ongoing reassessment. The adoption of these new standards did not impact our consolidated statements of income or balance sheets.

2009

In the first quarter of 2009, we adopted new standards that changed the accounting for convertible debt instruments with cash settlement features. As of adoption, these new standards applied to our junior subordinated convertible debentures issued in 2005 (the 2005 debentures). Under the previous standards, our 2005 debentures were recognized entirely as a liability at historical value. In accordance with adopting these new standards, in 2009 we retrospectively recognized both a liability and an equity component of the 2005 debentures at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the 2005 debentures and the fair value of the liability component, after adjusting for the deferred tax impact. The 2005 debentures were issued at a coupon rate of 2.95%, which was below that of a similar instrument that did not have a conversion feature (6.45%). Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is reduced over the expected life of the debt, which is also the stated life of the debt. These new standards are also applicable in accounting for our convertible debt issued during 2009. See “Note 21: Borrowings” for further discussion.

In the first quarter of 2009, we adopted revised standards for business combinations. These revised standards generally require an entity to recognize the assets, liabilities, contingencies, and contingent consideration at their fair value on the acquisition date. For circumstances in which the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. The revised standards further require that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in estimates for accounting of deferred tax asset valuation allowances and acquired income tax uncertainties that occur subsequent to the measurement period be reflected in income tax expense (benefit). In addition, acquired in-process research and development is capitalized as an intangible asset. These new standards became applicable to business combinations on a prospective basis beginning in the first quarter of 2009. Our acquisitions completed during 2010 and 2009 have been accounted for using these revised standards. See “Note 15: Acquisitions.”

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

In the second quarter of 2009, we adopted new standards for the recognition and measurement of other-than-temporary impairments for debt securities that replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances in which an entity has an intent to sell the security, it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in earnings, and amounts related to all other factors, which are recognized in other comprehensive income (loss). The adoption of these new standards did not have a significant impact on our consolidated financial statements. For further discussion, see “Note 7: Available-for-Sale Investments.”

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

2008

In the first quarter of 2008, we adopted new standards for fair value measurements for all financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The standards defined fair value, established a framework for measuring fair value, and enhanced fair value measurement disclosures. The adoption of these new standards did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated after adoption were not significantly different from the fair values that would have been calculated under previous guidance. As discussed above, we adopted the fair value measurement standards for our non-financial assets and liabilities in the first quarter of 2009. For further discussion of our fair value measurements, see “Note 5: Fair Value.”

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

Note 4: Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Fair Value

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 25, 2010 and December 26, 2009:

	December 25, 2010				December 26, 2009
	Fair Value Measured and				Fair Value Measured and
	Recorded at Reporting Date Using				Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$2,600	$—	$2,600	$—	$2,919	$—	$2,919
Government bonds	1,279	505	—	1,784	—	—	—	—
Bank deposits	—	560	—	560	—	459	—	459
Money market fund deposits	34	—	—	34	48	—	—	48
Short-term investments:
Government bonds	4,890	1,320	—	6,210	—	250	—	250
Commercial paper	—	2,712	—	2,712	—	2,525	—	2,525
Corporate bonds	121	1,378	1	1,500	133	1,560	76	1,769
Bank deposits	—	858	—	858	—	697	—	697
Asset-backed securities	—	—	14	14	—	—	27	27
Money market fund deposits	—	—	—	—	—	17	—	17
Trading assets:
Government bonds	311	2,115	—	2,426	—	1,351	—	1,351
Corporate bonds	199	916	—	1,115	80	1,005	45	1,130
Commercial paper	—	488	—	488	—	882	—	882
Marketable equity securities	388	—	—	388	—	—	—	—
Municipal bonds	—	375	—	375	—	390	—	390
Asset-backed securities	—	—	190	190	—	—	618	618
Bank deposits	—	108	—	108	—	264	—	264
Money market fund deposits	3	—	—	3	13	—	—	13
Other current assets:
Derivative assets	—	330	—	330	—	136	—	136
Marketable equity securities	785	223	—	1,008	676	97	—	773
Other long-term investments:
Government bonds	83	2,002	—	2,085	17	1,948	—	1,965
Corporate bonds	104	601	50	755	366	1,329	248	1,943
Bank deposits	—	133	—	133	—	162	—	162
Asset-backed securities	—	—	53	53	—	—	109	109
Other long-term assets:
Loans receivable	—	642	—	642	—	249	—	249
Derivative assets	—	19	31	50	—	1	31	32

Total assets measured and recorded at fair value	$8,197	$17,885	$339	$26,421	$1,333	$16,241	$1,154	$18,728

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$201	$7	$208	$—	$112	$65	$177
Long-term debt	—	—	128	128	—	—	123	123
Other long-term liabilities:
Derivative liabilities	—	47	—	47	—	49	—	49

Total liabilities measured and recorded at fair value	$—	$248	$135	$383	$—	$161	$188	$349

Government bonds include bonds issued or deemed to be guaranteed by U.S. Treasury securities, non-U.S. governments, U.S. agency securities, and Federal Deposit Insurance Corporation (FDIC)-insured corporate bonds.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Debt Instruments

Marketable debt instruments include instruments such as commercial paper, corporate bonds, government bonds, bank deposits, asset-backed securities, municipal bonds, and money market fund deposits. When we use observable market prices for identical securities that are traded in less active markets, we classify our marketable debt instruments as Level 2. When observable market prices for identical securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. We corroborate non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Our marketable debt instruments that are classified as Level 3 are classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate non-binding market consensus prices and non-binding broker quotes using available unobservable data.

The following tables present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for 2010 and 2009:

	Fair Value Measured and Recorded Using
	Significant Unobservable Inputs (Level 3)
		Asset-
	Corporate	Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 26, 2009	$369	$754	$31	$(65)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	6	(3)	(2)	(5)	(6)
Included in other comprehensive income (loss)	4	9	—	—	—	13
Purchases, sales, issuances, and settlements, net	(113)	(512)	3	—	—
Transfers out of Level 3	(207)	—	—	60	—

Balance as of December 25, 2010	$51	$257	$31	$(7)	$(128)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of December 25, 2010	$—	$6	$(4)	$(1)	$(5)	$(4)

	Fair Value Measured and Recorded Using
	Significant Unobservable Inputs (Level 3)
			Asset-
	Government	Corporate	Backed	Derivative	Derivative	Long-Term	Total Gains
(In Millions)	Bonds	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 27, 2008	$—	$555	$1,083	$15	$(25)	$(122)
Total gains or losses (realized and unrealized):
Included in earnings	—	4	25	(2)	18	(1)	44
Included in other comprehensive income (loss)	1	36	20	—	—	—	57
Purchases, sales, issuances, and settlements, net	300	279	(374)	18	—	—
Transfers into Level 3	—	100	—	—	(68)	—
Transfers out of Level 3	(301)	(605)	—	—	10	—

Balance as of December 26, 2009	$—	$369	$754	$31	$(65)	$(123)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of December 26, 2009	$—	$—	$53	$—	$18	$(1)	$70

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For all periods presented, gains and losses (realized and unrealized) included in earnings were primarily reported in interest and other, net. During 2010 and 2009, we transferred corporate bonds from Level 3 to Level 2 due to a greater availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of these instruments. Our policy is to reflect transfers in and transfers out at the beginning of the quarter in which a change in circumstances resulted in the transfer.

Fair Value Option for Financial Assets/Liabilities

We elected the fair value option for loans made to third parties in 2010 and 2009 when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of December 25, 2010, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. These loans receivable are classified within other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During 2010 and 2009, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies and were insignificant during 2010 and 2009. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.

Under accounting standards effective in 2008, all of our non-convertible long-term debt was eligible at inception to be accounted for at fair value. However, we elected this fair value option only for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. The 2007 Arizona bonds are included in long-term debt. We did not elect this fair value option for our Arizona bonds issued in 2005 (2005 Arizona bonds). We used fixed-rate debt securities to offset the risk of changes in fair value of the 2005 Arizona bonds. Changes in the fair value of the purchased debt securities were reported in other comprehensive income. Electing the fair value option for our 2005 Arizona bonds would have resulted in changes in fair value having been recorded in our results of operations without the offset from changes in fair value of the debt securities. As of December 25, 2010 and December 26, 2009, no other instruments were similar to the 2007 Arizona bonds for which we elected fair value treatment.

As of December 25, 2010, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds and the related total return swap are recorded in interest and other, net. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-marketable equity investments and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during 2010, and the gains (losses) recorded during 2010 on those assets:

					Total Gains
	Net Carrying				(Losses) for 12
	Value as of	Fair Value Measured and Recorded Using			Months Ended
(In Millions)	Dec. 25, 2010	Level 1	Level 2	Level 3	Dec. 25, 2010
Non-marketable equity investments	$123	$—	$—	$128	$(121)
Property, plant and equipment	$4	$—	$4	$—	$(25)

Total gains (losses) for assets held as of December 25, 2010					$(146)

Gains (losses) for non-marketable equity investments no longer held					$(4)
Gains (losses) for property, plant and equipment no longer held					$(66)

Total gains (losses) for recorded non-recurring measurement					$(216)

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the preceding tables, the carrying value of our impaired non-marketable equity investments may not equal our fair value measurement at the time of impairment due to the subsequent recognition of equity method adjustments, and the carrying value of our impaired property, plant and equipment may not equal our fair value measurement at the time of impairment due to the subsequent recognition of depreciation expense.

A portion of our non-marketable equity investments were measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed by the investee and/or Intel using historical data and available market data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and the terms of the investees’ issued interests.

During 2008, we recorded a $762 million impairment charge on our investment in Clearwire Communications, LLC (Clearwire LLC) to write down our investment to its fair value, primarily due to the fair value being significantly lower than the cost basis of our investment. The impairment charge was included in gains (losses) on equity method investments, net. We determine the fair value of our investment in Clearwire LLC primarily using the quoted prices for its parent company, Clearwire Corporation. The effects of adjusting the quoted price for premiums that we believe market participants would consider for Clearwire LLC, such as tax benefits and voting rights associated with our investments, were mostly offset by the effects of discounts to the fair value, such as those due to transfer restrictions, lack of liquidity, and differences in dividend rights that are included in the value of Clearwire Corporation stock. We classified our investment in Clearwire LLC as Level 2, as the unobservable inputs to the valuation methodology were not significant to the measurement of fair value. For further information about Clearwire LLC and Clearwire Corporation, see “Note 11: Equity Method and Cost Method Investments.”

We recorded a $250 million impairment charge on our investment in Numonyx during 2008 to write down our investment to its fair value. Estimates for revenue, earnings, and future cash flows were revised lower due to a general decline in the NOR flash memory market segment in 2008. We measured the fair value of our investment in Numonyx using a combination of the income approach and the market approach. The income approach included the use of a weighted average of multiple discounted cash flow scenarios of Numonyx, which required the use of unobservable inputs, including assumptions of projected revenue, expenses, capital spending, and other costs, as well as a discount rate calculated based on the risk profile of the flash memory market segment comparable to our investment in Numonyx. The market approach included the use of financial metrics and ratios, such as multiples of revenue and earnings of comparable public companies. The impairment charge was included in gains (losses) on equity method investments, net.

Additionally, certain of our property, plant and equipment was measured and recorded at fair value during 2010 and 2009 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in impairment charges. Most of these asset impairments related to manufacturing assets.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our non-marketable equity investments, marketable equity method investment, debt carried at amortized cost, and cost method loans receivable quarterly for disclosure purposes; however, they are recorded at fair value only if an impairment charge is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis as of December 25, 2010 and December 26, 2009 were as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
(In Millions)	Amount	Value	Amount	Value
Non-marketable equity investments	$2,633	$5,144	$3,411	$5,723
Marketable equity method investments	$31	$167	$—	$—
Loans receivable	$208	$208	$100	$100
Long-term debt	$1,949	$2,283	$2,083	$2,314

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our non-marketable equity investments as of December 26, 2009 included our investment in Numonyx. We sold our ownership interest in Numonyx to Micron in the second quarter of 2010. As of December 26, 2009, the fair value was based on management’s assessment using a combination of the income approach and the market approach. For further information, see “Note 11: Equity Method and Cost Method Investments.”

As of December 25, 2010, we had non-marketable equity investments in an unrealized loss position of $10 million that had a fair value of $95 million (unrealized loss position of $30 million on non-marketable equity investments with a fair value of $205 million as of December 26, 2009).

Our marketable equity method investment is our ownership interest in SMART Technologies, Inc. The fair value of our ownership interest in SMART was $167 million based on the quoted closing stock price as of December 25, 2010. For further information, see “Note 11: Equity Method and Cost Method Investments.”

The carrying amount and fair value of loans receivable exclude $642 million of loans measured and recorded at fair value as of December 25, 2010 ($249 million as of December 26, 2009). The carrying amount and fair value of long-term debt exclude $128 million of long-term debt measured and recorded at fair value as of December 25, 2010 ($123 million as of December 26, 2009). The carrying amount and fair value of the current portion of long-term debt are included in long-term debt in the preceding table.

The fair value of our loans receivable is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The fair value of our long-term debt takes into consideration variables such as credit-rating changes and interest rate changes. The credit quality of our loans receivable remains high, with credit ratings of A/A2 or better as of December 25, 2010.

Note 6: Trading Assets

Trading assets outstanding as of December 25, 2010 and December 26, 2009 were as follows:

(In Millions)	2010	2009
Marketable debt instruments	$4,705	$4,648
Marketable equity securities	388	—

Total trading assets	$5,093	$4,648

Net losses on marketable debt instruments classified as trading assets still held at the reporting date were $50 million in 2010 (gains of $91 million in 2009 and losses of $132 million in 2008). Net gains on the related derivatives were $43 million in 2010 (gains of $18 million in 2009 and losses of $5 million in 2008).

In 2010, we sold our ownership in Numonyx to Micron. The Micron shares that we received in the transaction are classified as marketable equity securities within trading assets. For further information, see “Note 11: Equity Method and Cost Method Investments.” Net losses on marketable equity securities classified as trading assets still held at the reporting date, excluding the impacts of the related derivatives, were $14 million in 2010.

During 2009, we sold our equity securities offsetting deferred compensation, which were classified as trading assets, and entered into derivative instruments that seek to offset changes in liabilities related to those deferred compensation arrangements. The deferred compensation liabilities were $646 million as of December 25, 2010 ($511 million as of December 26, 2009) and are included in other accrued liabilities. See “Note 8: Derivative Financial Instruments” for further information on our equity market risk management programs. Net losses on equity securities offsetting deferred compensation arrangements still held at the reporting date were $209 million in 2008.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Available-for-Sale Investments

Available-for-sale investments as of December 25, 2010 and December 26, 2009 were as follows:

	2010				2009
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized	Fair	Adjusted	Unrealized	Unrealized	Fair
(In Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Government bonds	$10,075	$9	$(5)	$10,079	$2,205	$11	$(1)	$2,215
Commercial paper	5,312	—	—	5,312	5,444	—	—	5,444
Corporate bonds	2,250	9	(4)	2,255	3,688	38	(14)	3,712
Bank deposits	1,550	1	—	1,551	1,317	1	—	1,318
Marketable equity securities	380	629	(1)	1,008	387	386	—	773
Asset-backed securities	76	—	(9)	67	154	—	(18)	136
Money market fund deposits	34	—	—	34	65	—	—	65

Total available-for-sale investments	$19,677	$648	$(19)	$20,306	$13,260	$436	$(33)	$13,663

In the preceding table, government bonds include bonds issued or deemed to be guaranteed by U.S. Treasury securities, non-U.S. governments, U.S. agency securities, and FDIC-insured corporate bonds. Bank deposits were primarily issued by institutions outside the U.S. as of December 25, 2010 and December 26, 2009.

As of December 25, 2010, $12 million of the $19 million gross unrealized losses were related to individual securities that had been in a continuous loss position for 12 months or more ($26 million of the $33 million as of December 26, 2009).

The amortized cost and fair value of available-for-sale debt investments as of December 25, 2010, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$16,225	$16,225
Due in 1–2 years	2,190	2,200
Due in 2–5 years	769	770
Due after 5 years	3	2
Instruments not due at a single maturity date	110	101

Total	$19,297	$19,298

Instruments not due at a single maturity date in the preceding table include asset-backed securities and money market fund deposits.

We sold available-for-sale investments for proceeds of $475 million in 2010 ($192 million in 2009 and $1.2 billion in 2008). The gross realized gains on sales of available-for-sale investments were $160 million in 2010 ($43 million in 2009 and $38 million in 2008) and were primarily related to our sales of marketable equity securities. Gains on third-party merger transactions during 2010 were insignificant ($56 million in 2009 and insignificant in 2008).

Impairment charges recognized on available-for-sale investments were insignificant in 2010 and 2009 ($354 million in 2008). The 2008 impairment charges were primarily related to a $176 million impairment charge on our investment in Clearwire Corporation and $97 million of impairment charges on our investment in Micron. Gross realized losses recognized on available-for-sale investments were $13 million in 2010 ($64 million in 2009 and insignificant in 2008). We had previously recognized other-than-temporary impairments totaling $34 million during 2008 and 2009 on the investments that were sold in 2009.

Note 8: Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk, and, to a lesser extent, equity market risk and commodity price risk. We currently do not hold derivative instruments for the purpose of managing credit risk since we limit the amount of credit exposure to any one counterparty and generally enter into derivative transactions with high-credit-quality counterparties.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Currency Exchange Rate Risk

We are exposed to currency exchange rate risk and generally hedge our exposures with currency forward contracts, currency options, or currency interest rate swaps. Substantially all of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Japanese yen, the euro, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments and loans receivable are generally hedged with offsetting currency forward contracts or currency interest rate swaps. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.

Our currency risk management programs include:

•	Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. All of our currency forward contracts are settled at maturity involving one cash-payment exchange. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of income as the impact of the hedged transaction.
•	Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities and non-U.S.-dollar-denominated debt instruments classified as trading assets. The maturity of these instruments generally occurs within 12 months, except for derivatives associated with certain long-term equity-related investments and our loans receivable that generally mature within five years. The currency interest rate swaps are settled at various interest payment times involving cash payments at each interest and principal payment date, with the majority of the contracts having quarterly payments. Changes in the U.S.-dollar-equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the line item on the consolidated statements of income most closely associated with the economic underlying, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on other equity investments, net.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Market Risk

Our marketable investments include marketable equity securities and equity derivative instruments. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activities. We may enter into transactions to reduce or eliminate the equity market risks for our investments in strategic equity derivative instruments. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our equity market risk management program includes equity derivatives without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on other equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in interest and other, net.

In 2010, we sold our ownership interest in Numonyx to Micron for consideration consisting of shares of Micron. We have entered into equity options that economically hedge our remaining ownership interest in Micron. For further information, see “Note 11: Equity Method and Cost Method Investments.”

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recorded at fair value) as of December 25, 2010, December 26, 2009, and December 27, 2008 were as follows:

(In Millions)	2010	2009	2008
Currency forwards	$8,502	$5,732	$4,331
Embedded debt derivatives	3,600	3,600	1,600
Currency interest rate swaps	2,259	1,577	612
Interest rate swaps	2,166	1,698	1,209
Total return swaps	627	530	125
Equity options	496	50	68
Currency options	94	375	—
Other	66	80	95

Total	$17,810	$13,642	$8,040

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) as of December 25, 2010, December 26, 2009, and December 27, 2008 were as follows:

(In Millions)	2010	2009	2008
Euro	$4,445	$3,330	$1,819
Japanese yen	3,440	1,764	909
Israeli shekel	1,191	707	680
British pound sterling	424	563	366
Malaysian ringgit	382	310	326
Chinese yuan	347	434	491
Other	626	576	352

Total	$10,855	$7,684	$4,943

Credit-Risk-Related Contingent Features

An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment-grade credit rating from each of the major credit-rating agencies. As of December 25, 2010 and December 26, 2009, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of our derivative instruments as of December 25, 2010 and December 26, 2009 were as follows:

	2010				2009
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging instruments
Currency forwards	$120	$3	$43	$3	$81	$1	$20	$1
Other	2	—	—	—	1	—	4	—

Total derivatives designated as hedging instruments	$122	$3	$43	$3	$82	$1	$24	$1

Derivatives not designated as hedging instruments
Currency forwards	$35	$—	$14	$—	$40	$—	$11	$—
Interest rate swaps	2	—	96	—	—	—	81	—
Currency interest rate swaps	64	17	47	13	5	—	47	9
Embedded debt derivatives	—	—	—	31	—	—	—	39
Total return swaps	41	6	—	—	4	3	4	—
Equity options	65	5	7	—	—	8	5	—
Other	1	19	1	—	5	20	5	—

Total derivatives not designated as hedging instruments	$208	$47	$165	$44	$54	$31	$153	$48

Total derivatives	$330	$50	$208	$47	$136	$32	$177	$49

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives in Cash Flow Hedging Relationships

The before-tax effects of derivative instruments in cash flow hedging relationships for the three years ended December 25, 2010 were as follows:

	Gains (Losses) Recognized
	in OCI on Derivatives			Gains (Losses) Reclassified from Accumulated OCI into
	(Effective Portion)			Income by Derivative Instrument Type (Effective Portion)
(In Millions)	2010	2009	2008	Location	2010	2009	2008
Currency forwards	$66	$43	$26	Cost of sales	$49	$(12)	$59
				Research and development	27	(30)	39
				Marketing, general and administrative	4	(12)	6
Other	4	(12)	(6)	Cost of sales	(2)	(13)	(3)

Total	$70	$31	$20		$78	$(67)	$101

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding tables. We estimate that we will reclassify approximately $110 million (before taxes) of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments on the consolidated statements of income for the three years ended December 25, 2010 were as follows:

	Location of Gains (Losses)
(In Millions)	Recognized in Income on Derivatives	2010	2009	2008
Currency forwards	Interest and other, net	$72	$37	$82
Interest rate swaps	Interest and other, net	(59)	15	(27)
Currency interest rate swaps	Interest and other, net	74	(7)	47
Total return swaps	Interest and other, net	70	51	2
Other	Interest and other, net	(1)	2	(11)
Equity options	Gains (losses) on other equity investments, net	59	5	(9)
Other	Gains (losses) on other equity investments, net	(2)	12	2

Total		$213	$115	$86

Note 9: Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in debt instruments, derivative financial instruments, loans receivable, and trade receivables. We enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. For presentation on our consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments under master netting arrangements.

We generally place investments with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better. Our investment policy requires substantially all investments with original maturities at the time of investment of up to six months to be rated at least A-2/P-2 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Credit-rating criteria for derivative instruments are similar to those for other investments. The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligations with that counterparty. As of December 25, 2010, the total credit exposure to any single counterparty, excluding U.S. Treasury securities, did not exceed $500 million. We obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when we deem it appropriate.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A substantial majority of our trade receivables are derived from sales to original equipment manufacturers and original design manufacturers. We also have accounts receivable derived from sales to industrial and retail distributors. Our two largest customers accounted for 38% of net revenue for 2010, 2009, and 2008. Additionally, these two largest customers accounted for 44% of our accounts receivable as of December 25, 2010 and 41% of our accounts receivable as of December 26, 2009. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecasts, balance sheet analysis, and past collection experience.

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

Note 10: Other Long-Term Assets

Other long-term assets as of December 25, 2010 and December 26, 2009 were as follows:

(In Millions)	2010	2009
Equity method investments	$1,791	$2,472
Non-marketable cost method investments	872	939
Identified intangible assets	860	883
Non-current deferred tax assets	289	278
Loans receivable	741	249
Other	558	519

Total other long-term assets	$5,111	$5,340

Note 11: Equity Method and Cost Method Investments

Equity Method Investments

Equity method investments as of December 25, 2010 and December 26, 2009 were as follows:

	2010		2009
	Carrying	Ownership	Carrying	Ownership
(In Millions, Except Percentages)	Value	Percentage	Value	Percentage
IM Flash Technologies, LLC	$1,126	49%	$1,323	49%
IM Flash Singapore, LLP	335	22%	299	49%
Clearwire Communications, LLC	145	7%	261	7%
SMART Technologies, Inc.	31	14%	—	25%
Numonyx B.V.	—	—%	453	45%
Other equity method investments	154		136

Total	$1,791		$2,472

IMFT/IMFS

Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. As of December 25, 2010, we own a 49% interest in IMFT and a 22% interest in IMFS. Our investment in IMFT/IMFS was $1.5 billion as of December 25, 2010 ($1.6 billion as of December 26, 2009). The IMFS fabrication facility is in its start-up phase with initial production expected in the first half of 2011. Intel has made limited additional investments in 2010, resulting in the decline of our ownership interest in IMFS from 49% as of December 26, 2009. We will assess any additional investments in IMFS based on market conditions. IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. As a result of the reduction of our ownership interest in IMFS, Micron now appoints the majority of the managers on the IMFS board. These ventures will operate until 2016 but are subject to earlier termination under certain terms and conditions.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated our investment balance in IMFT/IMFS as of December 25, 2010. Our investment in these ventures is classified within other long-term assets. As of December 25, 2010, except for the amount due to IMFT/IMFS for product purchases and services, we did not incur any additional liabilities in connection with our interests in these joint ventures. In addition to the potential loss of our existing investment, our actual losses could be higher, as Intel and Micron are liable for other future operating costs or obligations of IMFT/IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s and 47% of IMFS’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value. Our contractual commitment to purchase product output and fund production-related services adjusts to changes in our ownership percentage on a one-year lag.

Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $735 million during 2010 and 2009 (approximately $1.1 billion during 2008). The amount due to IMFT for product purchases and services provided was approximately $95 million as of December 25, 2010 (approximately $75 million as of December 26, 2009). During 2010, $197 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated statements of cash flows ($419 million during 2009 and $298 million during 2008). In 2010, IMFT increased its capital expenditures compared to 2009. The cash used for those capital expenditures reduced the amount of cash provided by IMFT to us as a return of equity method investment in 2010.

Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity with the power to direct the activities of the venture that most significantly impact the venture’s economic performance and with the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. We have determined that we do not have both of these characteristics and, therefore, we account for our interests using the equity method of accounting.

Clearwire Communications, LLC

In 2008, we invested $1.0 billion in Clearwire LLC, a wholly owned subsidiary of Clearwire Corporation. In the fourth quarter of 2009, we invested an additional $50 million. Our investment in Clearwire LLC is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. During 2010, we recognized $116 million of equity method losses. During 2009, we recorded $27 million of equity method losses, which was net of a gain of $37 million as a result of a dilution of our ownership interest from the additional investment. Due to the one-quarter lag, we did not record equity method adjustments related to Clearwire LLC during 2008. During 2008, we recorded a $762 million impairment charge on our investment in Clearwire LLC to write down our investment to its fair value. The impairment charge was included in gains (losses) on equity method investments, net. For further discussion, see “Note 5: Fair Value.”

As of December 25, 2010, our investment balance in Clearwire LLC was $145 million and is classified within other long-term assets ($261 million as of December 26, 2009). As of December 25, 2010, the carrying value of our investment in Clearwire LLC was $297 million below our share of the book value of the net assets of Clearwire Corporation, and a substantial majority of this difference has been attributed to Clearwire Corporation’s spectrum assets, a majority of which have an indefinite life.

SMART Technologies, Inc.

We hold an equity interest in SMART and account for our interest using the equity method of accounting. As of December 25, 2010, our carrying value in SMART was $31 million and was classified within other long-term assets. In 2010, SMART completed an initial public offering of shares approved for listing on The NASDAQ Global Select Market*. We sold approximately 10 million of our 27.5 million shares in the secondary offering. We recognized a gain of $181 million on the initial public offering and subsequent sale of our shares in the secondary offering, which is included in gains (losses) on equity method investments, net.

Numonyx B.V.

In 2008, we divested our NOR flash memory business in exchange for a 45.1% ownership interest in Numonyx. For further discussion, see “Note 16: Divestitures.” Our initial ownership interest, comprising common stock and a note receivable, was recorded at $821 million. Our investment was accounted for under the equity method of accounting, and our proportionate share of the income or loss was recognized on a one-quarter lag. During 2010, we recognized $42 million of equity method gains ($31 million of equity method losses in 2009 and $87 million in 2008) within gains (losses) on equity method investments, net. In 2008, we also recorded a $250 million impairment charge on our investment in Numonyx within gains (losses) on equity method investments, net. For further discussion, see “Note 5: Fair Value.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 26, 2009, our investment balance in Numonyx was $453 million and was classified within other long-term assets. During 2010, we sold our ownership interest in Numonyx to Micron and recognized a gain on the sale of $91 million, which is included in gains (losses) on equity method investments, net. In exchange for our investment in Numonyx, we received 57.9 million shares of Micron common stock, with an additional 8.6 million shares held in escrow for 12 months after the sale, and we issued a $72 million short-term note payable.

In the fourth quarter of 2010, we sold 21.5 million shares of Micron common stock, which consisted of the 8.6 million shares held in escrow and an additional 12.9 million shares received in the sale of Numonyx. The proceeds from the sale of the escrow shares are classified as a receivable within other current assets. The remaining 45 million Micron shares are classified within trading assets. We have equity options that economically hedge these remaining shares.

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

Intel-GE Care Innovations, LLC

Subsequent to the end of 2010, Intel and General Electric Company (GE) formed an equally owned joint venture in the healthcare industry that will focus on independent living and delivery of health-related services via telecommunications. The new company was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group. As a result of the formation of the joint venture, we expect to recognize a gain of approximately $165 million in the first quarter of 2011 that will be recorded in interest and other, net.

Cost Method Investments

The carrying value of our non-marketable cost method investments was $872 million as of December 25, 2010 and $939 million as of December 26, 2009. In 2010, we recognized impairment charges on non-marketable cost method investments of $109 million within gains (losses) on other equity investments, net ($179 million in 2009 and $135 million in 2008).

Note 12: Gains (Losses) on Equity Method Investments, Net

Gains (losses) on equity method investments, net included:

(In Millions)	2010	2009	2008
Equity method losses, net	$(113)	$(131)	$(316)
Impairment charges	(16)	(42)	(1,077)
Other, net	246	26	13

Total gains (losses) on equity method investments, net	$117	$(147)	$(1,380)

During 2010, we recognized a gain of $33 million on the initial public offering of SMART, included within “Equity method losses, net,” and a gain of $148 million on the subsequent sale of our shares in a secondary offering, included in “Other, net,” resulting in a total gain of $181 million. In addition, during 2010 we recognized a gain of $91 million on the sale of our ownership interest in Numonyx, included in “Other, net” in the preceding table. For further information, see “Note 11: Equity Method and Cost Method Investments.”

Note 13: Gains (Losses) on Other Equity Investments, Net

Gains (losses) on other equity investments, net included:

(In Millions)	2010	2009	2008
Impairment charges	$(109)	$(179)	$(455)
Gains on sales, net	185	55	60
Other, net	155	101	19

Total gains (losses) on other equity investments, net	$231	$(23)	$(376)

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	2010	2009	2008
Interest income	$119	$168	$592
Interest expense	—	(1)	(8)
Other, net	(10)	(4)	(96)

Total interest and other, net	$109	$163	$488

Note 15: Acquisitions

Consideration for acquisitions that qualify as business combinations includes the net cash paid and the fair value of any vested share-based awards assumed. During 2010, we completed three business acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $218 million. Substantially all of the consideration was allocated to goodwill and intangibles.

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

For information on the assignment of goodwill for the acquisitions completed in 2010 and 2009, see “Note 17: Goodwill.” The completed acquisitions in 2010 and 2009 both individually and in the aggregate were not significant to our consolidated results of operations.

First Quarter 2011 Acquisition of Wireless Solutions Business of Infineon Technologies AG

On January 31, 2011, we completed the acquisition of the Wireless Solutions (WLS) business of Infineon. Total net cash consideration to acquire the WLS business is estimated at $1.4 billion. The acquired business will operate as Intel Mobile Communications and offer mobile phone components such as baseband processors, radio frequency transceivers, and power management chips. The objective of the acquisition is to provide solutions that enable a broad range of computing applications to have wireless connectivity.

Due to the relatively short time from the date of acquisition to the completion of these financial statements, the initial accounting for the acquisition is not complete. The preliminary evaluation of the fair value for certain significant assets and liabilities, including goodwill and intangibles, is not complete. The goodwill recognized is expected to be deductible for tax purposes. Since the pro forma revenue and earnings are dependent on the purchase price allocation, we are unable to provide unaudited pro forma information for the year ended December 25, 2010. We will provide the preliminary purchase price allocation and pro forma information with our 10-Q for the first quarter of 2011.

We are still evaluating the organization structure and reporting of Intel Mobile Communications, as well as its related impact on our reportable segment disclosures.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pending Acquisition of McAfee, Inc.

In the third quarter of 2010, we entered into a definitive agreement to acquire McAfee, and expect to complete the acquisition in the first quarter of 2011. Upon completion of the acquisition and subject to certain exceptions, each outstanding share of McAfee common stock and each share of McAfee common stock subject to restricted stock awards, vested restricted stock unit awards, and vested performance stock unit awards will be converted into the right to receive $48.00 in cash. As of the date we entered into the agreement, the transaction had an approximate value of $7.68 billion. Subject to certain exceptions, McAfee options, unvested restricted stock units, and unvested performance units outstanding prior to the completion of the agreement will be converted into Intel stock options and restricted stock units, as applicable, based on formulas set forth in the agreement. The transaction is subject to customary closing conditions.

Note 16: Divestitures

During the second quarter of 2008, we completed the divestiture of our NOR flash memory business. We exchanged certain NOR flash memory assets and certain assets associated with our phase change memory initiatives with Numonyx for a note receivable with a contractual amount of $144 million and a 45.1% ownership interest in the form of common stock, together valued at $821 million. Approximately 2,500 employees of our NOR flash memory business became employees of Numonyx. We did not incur a gain or loss upon completion of the transaction in the second quarter of 2008, as we had recorded asset impairment charges in quarters prior to deal closure. For further discussion, see “Note 19: Restructuring and Asset Impairment Charges.” Subsequent to the divestiture, in the third quarter of 2008 we recorded a $250 million impairment charge on our investment in Numonyx within gains (losses) on equity method investments, net. During 2010, we sold our ownership interest in Numonyx to Micron. For further information, see “Note 11: Equity Method and Cost Method Investments.”

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

Note 17: Goodwill

Goodwill activity for the years ended December 25, 2010 and December 26, 2009 was as follows:

					Other Intel
	Digital				Architecture	Other
	Enterprise	Mobility	PC Client	Data Center	Operating	Operating
(In Millions)	Group	Group	Group	Group	Segments	Segments	Total
December 27, 2008	$3,515	$248	$—	$—	$—	$169	$3,932
Additions due to business combinations	192	142	—	—	—	155	489
Transfers	(3,707)	(390)	2,220	1,459	507	(89)	—

December 26, 2009	$—	$—	$2,220	$1,459	$507	$235	$4,421
Additions due to business combinations	—	—	14	—	75	21	110

December 25, 2010	$—	$—	$2,234	$1,459	$582	$256	$4,531

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the end of 2009, we reorganized our business to better align our major product groups around the core competencies of Intel architecture and our manufacturing operations. Due to this reorganization, goodwill was allocated from our prior operating segments to our new operating segments, as shown in the preceding table under transfers. The allocation was based on the fair value of each business group within its original operating segment relative to the fair value of that operating segment. During 2009, prior to our reorganization, we completed two acquisitions, including the acquisition of Wind River Systems (see “Note 15: Acquisitions” for further discussion). Goodwill recognized from the Wind River Systems acquisition was assigned to our Digital Enterprise Group, our Mobility Group, our Digital Home Group, and our Wind River Software Group based on the relative expected fair value provided by the acquisition. Our Wind River Software Group is included in the other operating segments category in the preceding table, while our Digital Home Group is included in the other Intel architecture operating segments category. The assignment of goodwill to our Digital Enterprise Group, our Mobility Group, and our Digital Home Group was based on the proportionate benefits expected to be generated for each group resulting from enhanced market presence for existing businesses.

During 2010, we completed three acquisitions. The goodwill recognized from these acquisitions was assigned to our Digital Home Group, our Software and Services Group, our Ultra-Mobility Group, our PC Client Group, and our Embedded and Communications Group. Our Software and Services Group is included in the other operating segments category in the preceding table, while our Digital Home Group, our Ultra-Mobility Group, and our Embedded and Communications Group are all included in the other Intel architecture operating segments category.

After completing our annual impairment reviews during the fourth quarter of 2010, 2009, and 2008, we concluded that goodwill was not impaired in any of these years. As of December 25, 2010, accumulated impairment losses in total were $713 million: $355 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $79 million associated with other Intel architecture operating segments.

Note 18: Identified Intangible Assets

We classify identified intangible assets within other long-term assets on the consolidated balance sheets. Identified intangible assets consisted of the following as of December 25, 2010 and December 26, 2009:

	December 25, 2010
		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Intellectual property assets	$1,204	$(765)	$439
Acquisition-related developed technology	203	(90)	113
Other intangible assets	335	(27)	308

Total identified intangible assets	$1,742	$(882)	$860

	December 26, 2009
		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Intellectual property assets	$1,190	$(616)	$574
Acquisition-related developed technology	166	(34)	132
Other intangible assets	509	(332)	177

Total identified intangible assets	$1,865	$(982)	$883

As a result of our acquisitions in 2010, we recorded acquisition-related developed technology for $37 million with lives of four years, and additions to other intangible assets of $70 million with a weighted average life of six years. The substantial majority of other intangible assets recorded as a result of our acquisitions in 2010 were associated with customer relationships. In addition, we acquired other intangible assets that are not subject to amortization for $96 million in 2010.

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded the amortization of identified intangible assets on the consolidated statements of income as cost of sales, amortization of acquisition-related intangibles, or a reduction of revenue.

Amortization expenses for the three years ended December 25, 2010 were as follows:

(In Millions)	2010	2009	2008
Intellectual property assets	$149	$149	$164
Acquisition-related developed technology	$56	$30	$5
Other intangible assets	$35	$129	$87

Based on identified intangible assets that are subject to amortization as of December 25, 2010, we expect amortization expenses for each period to be as follows:

(In Millions)	2011	2012	2013	2014	2015
Intellectual property assets	$97	$86	$69	$59	$41
Acquisition-related developed technology	$55	$33	$18	$7	$—
Other intangible assets	$40	$40	$39	$30	$26

Note 19: Restructuring and Asset Impairment Charges

The following table summarizes restructuring and asset impairment charges by plan for the three years ended December 25, 2010:

(In Millions)	2010	2009	2008
2009 restructuring program	$—	$215	$—
2008 NAND plan	—	—	215
2006 efficiency program	—	16	495

Total restructuring and asset impairment charges	$—	$231	$710

2009 Restructuring Program

In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations. These plans included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. The 2009 restructuring program is complete. The following table summarizes charges for the 2009 restructuring program for the two years ended December 25, 2010:

(In Millions)	2010	2009
Employee severance and benefit arrangements	$—	$208
Asset impairments	—	7

Total restructuring and asset impairment charges	$—	$215

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restructuring and asset impairment activity for the 2009 restructuring program during 2009 and 2010:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$—	$—	$—
Additional accruals	223	7	230
Adjustments	(15)	—	(15)
Cash payments	(182)	—	(182)
Non-cash settlements	—	(7)	(7)

Accrued restructuring balance as of December 26, 2009	$26	$—	$26
Additional accruals	—	—	—
Adjustments	—	—	—
Cash payments	(26)	—	(26)
Non-cash settlements	—	—	—

Accrued restructuring balance as of December 25, 2010	$—	$—	$—

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

2006 Efficiency Program

In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. The following table summarizes charges for the 2006 efficiency program for the three years ended December 25, 2010:

(In Millions)	2010	2009	2008
Employee severance and benefit arrangements	$—	$8	$151
Asset impairments	—	8	344

Total restructuring and asset impairment charges	$—	$16	$495

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

We incurred $85 million in asset impairment charges related to assets that we sold in conjunction with the divestiture of our NOR flash memory business in 2007, and an additional $275 million in 2008. We determined the impairment charges based on the fair value, less selling costs, that we expected to receive upon completion of the divestiture in 2007, and determined the impairment charges based on the revised fair value of the equity and note receivable that we received upon completion of the divestiture, less selling costs, in 2008. For further information on this divestiture, see “Note 16: Divestitures.”

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restructuring and asset impairment activity for the 2006 efficiency program during 2009:

	Employee
	Severance and	Asset
(In Millions)	Benefits	Impairments	Total
Accrued restructuring balance as of December 27, 2008	$57	$—	$57
Additional accruals	18	8	26
Adjustments	(10)	—	(10)
Cash payments	(65)	—	(65)
Non-cash settlements	—	(8)	(8)

Accrued restructuring balance as of December 26, 2009	$—	$—	$—

The 2006 efficiency program is complete. From the third quarter of 2006 through 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this program. These charges included a total of $686 million related to employee severance and benefit arrangements for 11,300 employees, and $896 million in asset impairment charges.

Note 20: Chipset Design Issue

In January 2011, as part of our ongoing quality assurance procedures, we identified a design issue with the Intel® 6 Series Express Chipset family (formerly code-named Cougar Point). The issue affected chipsets sold in the fourth quarter of 2010 and January 2011. We subsequently implemented a silicon fix, and began shipping the updated version of the affected chipset in February 2011. We estimate that the total cost to repair and replace affected materials and systems, located with customers and in the market, will be approximately $660 million. We recorded a charge of $311 million in the fourth quarter of 2010, which comprised $67 million in product costs for the affected chipsets and $244 million to establish a product accrual for this issue. We expect to recognize an additional charge of approximately $350 million in the first quarter of 2011, primarily related to an additional product accrual for the estimated costs to repair and replace affected materials and systems associated with products sold in January 2011. The charges incurred in the fourth quarter of 2010 are reflected in the results of the PC Client Group operating segment.

Note 21: Borrowings

Short-Term Debt

Short-term debt included drafts payable of $38 million as of December 25, 2010 (current portion of long-term debt of $157 million and drafts payable of $15 million as of December 26, 2009). We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2010 were $150 million ($610 million during 2009). We did not have outstanding commercial paper as of December 25, 2010 and December 26, 2009. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 25, 2010.

Long-Term Debt

Our long-term debt as of December 25, 2010 and December 26, 2009 was as follows:

(In Millions)	2010	2009
2009 junior subordinated convertible debentures due 2039 at 3.25%	$1,041	$1,030
2005 junior subordinated convertible debentures due 2035 at 2.95%	908	896
2005 Arizona bonds due 2035 at 4.375%	—	157
2007 Arizona bonds due 2037 at 5.3%	128	123

	2,077	2,206
Less: current portion of long-term debt	—	(157)

Total long-term debt	$2,077	$2,049

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Debentures

In 2009, we issued $2.0 billion of junior subordinated convertible debentures (the 2009 debentures) due in 2039. In 2005, we issued $1.6 billion of junior subordinated convertible debentures (the 2005 debentures) due in 2035. Both the 2009 and 2005 debentures pay a fixed rate of interest semiannually. We capitalized all interest associated with these debentures during the periods presented.

	2009 Debentures	2005 Debentures
Coupon interest rate	3.25%	2.95%
Effective interest rate	7.20%	6.45%
Maximum amount of contingent interest that will accrue per year	0.50%	0.40%

The effective interest rate is based on the rate for a similar instrument that does not have a conversion feature.

Both the 2009 and 2005 debentures have a contingent interest component that will require us to pay interest based on certain thresholds and for certain events commencing on August 1, 2019 and December 15, 2010, for the 2009 and 2005 debentures, respectively. The fair values of the related embedded derivatives were $12 million and $19 million as of December 25, 2010 for the 2009 and 2005 debentures, respectively ($15 million and $24 million as of December 26, 2009 for the 2009 and 2005 debentures, respectively).

Both the 2009 and 2005 debentures are convertible, subject to certain conditions, into shares of our common stock. Holders can surrender the 2009 debentures for conversion if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter. Holders can surrender the 2005 debentures for conversion at any time. We will settle any conversion or repurchase of the 2009 debentures in cash up to the face value, and any amount in excess of face value will be settled in cash or stock at our option. However, we can settle any conversion or repurchase of the 2005 debentures in cash or stock at our option. On or after August 5, 2019, we can redeem, for cash, all or part of the 2009 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. On or after December 15, 2012, we can redeem, for cash, all or part of the 2005 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. If certain events occur in the future, the indentures governing the 2009 and 2005 debentures provide that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. Both the 2009 and 2005 debentures are subordinated in right of payment to any future senior debt and to the other liabilities of our subsidiaries. We have concluded that both the 2009 and 2005 debentures are not conventional convertible debt instruments and that the embedded stock conversion options qualify as derivatives. In addition, we have concluded that the embedded conversion options would be classified in stockholders’ equity if they were freestanding derivative instruments. As such, the embedded conversion options are not accounted for separately as derivatives.

	2009 Debentures		2005 Debentures
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
(In Millions, Except Per Share Amounts)	2010	2009	2010	2009
Outstanding principal	$2,000	$2,000	$1,600	$1,600
Equity component carrying amount	$613	$613	$466	$466
Unamortized discount	$943	$953	$680	$691
Net debt carrying amount	$1,041	$1,030	$908	$896
Conversion rate (shares of common stock per $1,000 principal amount of debentures)	44.09	44.09	32.52	32.12
Effective conversion price (per share of common stock)	$22.68	$22.68	$30.75	$31.14

In the preceding table, the remaining amortization periods for the unamortized discounts for the 2009 and 2005 debentures are approximately 29 and 25 years, respectively, as of December 25, 2010.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The conversion rate adjusts for certain events outlined in the indentures governing the 2009 and 2005 debentures, such as quarterly dividend distributions in excess of $0.14 and $0.10 per share, for the 2009 and 2005 debentures, respectively, but does not adjust for accrued interest. In addition, the conversion rate will increase for a holder of either the 2009 or 2005 debentures who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel.

Arizona Bonds

In 2007, we guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona, which constitute an unsecured general obligation for Intel. The aggregate principal amount of the bonds issued in December 2007 is $125 million due in 2037, and the bonds bear interest at a fixed rate of 5.3%. The 2007 Arizona bonds are subject to mandatory tender, at our option, on any interest payment date beginning on or after December 1, 2012 until their final maturity on December 1, 2037. Upon such tender, we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until their final maturity. We also entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. We have elected to account for the 2007 Arizona bonds at fair value. For further discussion, see “Note 5: Fair Value.”

In 2005, we guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona, which constitutes an unsecured general obligation for Intel. The principal amount, excluding the premium, of the bonds issued in 2005 was $157 million. The 2005 Arizona bonds were mandatorily tendered and repaid on November 30, 2010. The bonds bore interest at a fixed rate of 4.375%. In the future, we may re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until their final maturity on December 1, 2035.

As of December 25, 2010, our aggregate debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2011	$—
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	3,725

Total	$3,725

Substantially all of the difference between the total aggregate debt maturities above and the total carrying amount of our debt is due to the unamortized discount of our convertible debentures.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22: Retirement Benefit Plans

Retirement Contribution Plans

We provide tax-qualified retirement contribution plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans, which are funded by annual discretionary contributions from Intel, are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. Our Chief Executive Officer (CEO) determines the amounts to be contributed to the U.S. Intel Retirement Contribution Plan, formerly known as the U.S. Profit Sharing Plan, under delegation of authority from our Board of Directors, pursuant to the terms of the U.S. Intel Retirement Contribution Plan. As of December 25, 2010, 56% of our U.S. Intel Retirement Contribution Plan was invested in equities, 38% was invested in fixed-income instruments, and 6% was invested in real assets. A substantial majority of assets are managed by external investment managers.

For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of compensation in addition to their Intel 401(k) Savings Plan deferrals. This plan is unfunded.

We expensed $319 million for the qualified and non-qualified U.S. Intel Retirement Contribution Plan in 2010 ($260 million in 2009 and $289 million in 2008). In the first quarter of 2011, we funded $297 million for the 2010 contribution to the qualified U.S. Intel Retirement Contribution Plan.

Pension and Postretirement Benefit Plans

U.S. Pension Benefits. We provide a tax-qualified defined-benefit pension plan, the U.S. Intel Minimum Pension Plan, for the benefit of eligible employees, former employees, and retirees in the U.S. The U.S. Intel Minimum Pension Plan benefit is determined by a participant’s years of service and final average compensation (taking into account the participant’s social security wage base), reduced by the participant’s balance in the U.S. Intel Retirement Contribution Plan (which is funded by discretionary employer contributions). The plan generates a minimum pension benefit if the participant’s U.S. Intel Minimum Pension Plan benefit exceeds the annuitized value of his or her U.S. Intel Retirement Contribution Plan benefit. If participant balances in the U.S. Intel Retirement Contribution Plan do not grow sufficiently, the projected benefit obligation of the U.S. Intel Minimum Pension Plan could increase significantly.

As of January 1, 2011 (the effective date), Intel closed its U.S. Intel Minimum Pension Plan and U.S. Intel Retirement Contribution Plan to employees hired on or after the effective date. Employees hired on or after the effective date will receive discretionary employer contributions via the Intel 401(k) Savings Plan.

Non-U.S. Pension Benefits. We also provide defined-benefit pension plans in certain other countries. Consistent with the requirements of local law, we deposit funds for certain plans with insurance companies, with third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.

U.S. Postretirement Medical Benefits. Upon retirement, eligible U.S. employees are credited with a defined dollar amount, based on years of service, into a U.S. Sheltered Employee Retirement Medical Account (SERMA). In 2010, we approved a plan amendment, effective January 1, 2011, to expand use of these credits to pay all or a portion of the cost to purchase coverage in the retiree’s choice of medical plan. Prior to 2011, these credits could only be used to pay all or a portion of the cost to purchase coverage in an Intel-sponsored medical plan. If the available credits are not sufficient to pay the entire cost of the coverage, the remaining cost is the retiree’s responsibility.

Funding Policy. Our practice is to fund the various pension plans and the U.S. postretirement medical benefits plan in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations or applicable local laws and regulations. Additional funding may be provided as deemed appropriate. Depending on the design of the plan, local customs, and market circumstances, the liabilities of a plan may exceed qualified plan assets.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit Obligation and Plan Assets

The changes in the benefit obligations and plan assets for the plans described above were as follows:

	U.S. Pension		Non-U.S. Pension		U.S. Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2010	2009	2010	2009	2010	2009
Change in projected benefit obligation:
Beginning benefit obligation	$567	$542	$653	$691	$200	$173
Service cost	38	12	40	47	16	12
Interest cost	34	35	35	37	14	11
Plan participants’ contributions	—	—	8	9	4	4
Actuarial (gain) loss	123	(10)	187	(74)	7	6
Currency exchange rate changes	—	—	(4)	4	—	—
Plan amendments	—	—	3	(19)	65	—
Plan curtailments	—	—	—	(7)	—	—
Plan settlements	—	—	—	(16)	—	—
Benefits paid to plan participants	(23)	(12)	(20)	(19)	(9)	(6)

Ending projected benefit obligation	$739	$567	$902	$653	$297	$200

	U.S. Pension		Non-U.S. Pension		U.S. Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2010	2009	2010	2009	2010	2009
Change in plan assets:
Beginning fair value of plan assets	$411	$303	$552	$457	$2	$1
Actual return on plan assets	18	20	53	58	(2)	(1)
Employer contributions	163	100	52	54	64	4
Plan participants’ contributions	—	—	8	9	4	4
Currency exchange rate changes	—	—	(3)	3	—	—
Plan settlements	—	—	—	(10)	—	—
Benefits paid to plan participants	(23)	(12)	(20)	(19)	(9)	(6)

Ending fair value of plan assets	$569	$411	$642	$552	$59	$2

The following table summarizes the amounts recognized on the consolidated balance sheets as of December 25, 2010 and December 26, 2009:

	U.S. Pension		Non-U.S. Pension		U.S. Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2010	2009	2010	2009	2010	2009
Other long-term assets	$—	$—	$35	$85	$—	$—
Accrued compensation and benefits	—	—	(6)	(5)	—	(4)
Other long-term liabilities	(170)	(156)	(289)	(181)	(238)	(194)
Accumulated other comprehensive loss (income)	373	268	185	21	27	(42)

Net amount recognized	$203	$112	$(75)	$(80)	$(211)	$(240)

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of December 25, 2010 and December 26, 2009:

	U.S. Pension		Non-U.S. Pension		U.S. Postretirement
	Benefits		Benefits		Medical Benefits
(In Millions)	2010	2009	2010	2009	2010	2009
Net prior service cost	$—	$—	$15	$16	$(71)	$(12)
Net actuarial gain (loss)	(373)	(268)	(200)	(37)	44	54

Defined benefit plans, net	$(373)	$(268)	$(185)	$(21)	$(27)	$42

As of December 25, 2010, the accumulated benefit obligation was $284 million for the U.S. Intel Minimum Pension Plan ($270 million as of December 26, 2009) and $632 million for the non-U.S. defined-benefit pension plans ($511 million as of December 26, 2009). Included in the aggregate data in the following tables are the amounts applicable to our pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans as of December 25, 2010 and December 26, 2009 were as follows:

	U.S. Pension		Non-U.S. Pension
	Benefits		Benefits
(In Millions)	2010	2009	2010	2009
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$241	$198
Plan assets	$—	$—	$73	$68
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$739	$567	$665	$258
Plan assets	$569	$411	$369	$70

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans as of December 25, 2010 and December 26, 2009 were as follows:

	U.S. Pension		Non-U.S. Pension		U.S. Postretirement
	Benefits		Benefits		Medical Benefits
	2010	2009	2010	2009	2010	2009
Discount rate	5.8%	6.1%	5.1%	5.7%	5.6%	6.3%
Rate of compensation increase	4.7%	5.1%	4.5%	3.6%	n/a	n/a

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension			Non-U.S. Pension			U.S. Postretirement
	Benefits			Benefits			Medical Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	6.1%	6.7%	5.6%	5.6%	5.5%	5.2%	6.3%	6.8%	5.6%
Expected long-term rate of return on plan assets	4.5%	4.5%	5.1%	6.2%	6.7%	6.5%	n/a	n/a	n/a
Rate of compensation increase	5.1%	5.0%	5.0%	3.6%	3.4%	4.3%	n/a	n/a	n/a

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

	U.S. Pension			Non-U.S. Pension			U.S. Postretirement
	Benefits			Benefits			Medical Benefits
(In Millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$38	$12	$14	$40	$47	$64	$16	$12	$12
Interest cost	34	35	16	35	37	42	14	11	12
Expected return on plan assets	(18)	(13)	(11)	(34)	(31)	(39)	—	—	—
Amortization of prior service cost	—	—	—	1	(4)	—	6	4	4
Recognized net actuarial loss (gain)	18	22	1	5	9	6	(1)	(4)	—
Recognized curtailment gains	—	—	—	—	(6)	(4)	—	—	—
Recognized settlement losses	—	—	—	—	6	17	—	—	—

Net periodic benefit cost	$72	$56	$20	$47	$58	$86	$35	$23	$28

U.S. Pension Plan Assets

In general, the investment strategy for U.S. Intel Minimum Pension Plan assets is to maximize risk-adjusted returns, taking into consideration the investment horizon and expected volatility, to ensure that there are sufficient assets available to pay pension benefits as they come due. When deemed appropriate, we may invest a portion of the funds in futures contracts for the purpose of acting as a temporary substitute for an investment in a particular equity security. The fund does not engage in speculative futures transactions. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which are 80% to 90% for fixed-income debt instrument investments and 10% to 20% for domestic and international equity fund investments. The expected long-term rate of return for the U.S. Intel Minimum Pension Plan assets is 5.5%.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Intel Minimum Pension Plan assets measured at fair value on a recurring basis consisted of the following investment categories as of December 25, 2010 and December 26, 2009:

	December 25, 2010
	Fair Value Measured at
	Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Large Cap Stock Fund	$—	$36	$—	$36
U.S. Small Cap Stock Fund	—	9	—	9
International Stock Fund	11	30	—	41
Fixed income:
U.S. treasuries	—	261	—	261
U.S. corporate bonds	—	79	—	79
Global Bond Fund—common collective trusts	—	62	—	62
Global Bond Fund—other	21	60	—	81

Total U.S. pension plan assets at fair value	$32	$537	$—	$569

	December 26, 2009
	Fair Value Measured at
	Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Large Cap Stock Fund	$—	$25	$—	$25
U.S. Small Cap Stock Fund	—	7	—	7
International Stock Fund	—	31	—	31
Fixed income:
U.S. treasuries	—	182	—	182
U.S. corporate bonds	—	65	—	65
Global Bond Fund—common collective trusts	—	53	—	53
Global Bond Fund—other	15	33	—	48

Total U.S. pension plan assets at fair value	$15	$396	$—	$411

The “U.S. treasuries” category in the preceding tables represents two common collective trust funds that seek to replicate the performance of the Barclays Capital U.S. 1–3 Year Treasury Bond Index and Barclays Capital U.S. 1–3 Year Agency Bond Index over the long term.

The “U.S. corporate bonds” category in the preceding tables represents a common collective trust fund that seeks to replicate the performance of the Barclays Capital U.S. 1–3 Year Credit Bond Index over the long term.

The Global Bond Fund’s target allocation is approximately 40% of assets in government and high-quality corporate bonds and asset-backed securities to mitigate risks related to deflation, 15% in global inflation-indexed bonds to provide protection from inflation, and another 15% in international government and corporate bonds. The residual 30% of the fund is allocated to opportunistic bond investments, which are used to enhance return and provide diversification. Such opportunistic bond investments include emerging market debt instruments with un-hedged currency exposure, high-yield investments, asset- and mortgage-backed securities, and corporate credit.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Plan Assets

The investments of the non-U.S. plans are managed by insurance companies, third-party trustees, or pension funds, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. The investment manager evaluates performance by comparing the actual rate of return to the return on other similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. For the assets that we have discretion to set investment guidelines, the assets are invested in developed country equities and fixed-income debt instruments, either through index funds or direct investment. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 6.4%.

Non-U.S. plan assets measured at fair value on a recurring basis consisted of the following investment categories as of December 25, 2010 and December 26, 2009:

	December 25, 2010
	Fair Value Measured at
	Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities:
Global equities	$165	$75	$—	$240
Real estate	—	—	10	10
Non-U.S. venture capital	—	—	2	2
Fixed income:
Non-U.S. government bonds	—	150	—	150
Investments held by insurance companies	—	202	—	202
Insurance contracts	—	—	28	28

Total assets measured at fair value	$165	$427	$40	$632

Cash				10

Total non-U.S. plan assets at fair value				$642

	December 26, 2009
	Fair Value Measured at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total
Equity securities:
Global equities	$149	$60	$—	$209
Real estate	—	7	14	21
Non-U.S. venture capital	—	—	2	2
Fixed income:
Non-U.S. government bonds	—	116	—	116
Investments held by insurance companies	—	167	—	167
Insurance contracts	—	—	25	25

Total assets measured at fair value	$149	$350	$41	$540

Cash				12

Total non-U.S. plan assets at fair value				$552

The majority of the assets in the “Global equities” category in the preceding tables are invested in a diversified mix of equities of developed countries, including the U.S., and emerging markets throughout the world.

Investment assets managed by qualified insurance companies (the “Investments held by insurance companies” and “Insurance contracts” categories in the preceding tables) are invested as part of the insurance companies’ general fund. We do not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 36% of total non-U.S. plan assets as of December 25, 2010 (35% as of December 26, 2009).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation for the non-U.S. plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2010:

		Non-U.S.
	Real	Venture	Insurance
(In Millions)	Estate	Capital	Contracts
Balance as of December 26, 2009	$14	$2	$25
Realized and unrealized return on plan assets	3	—	2
Purchases, sales, and settlements, net	(7)	—	1

Balance as of December 25, 2010	$10	$2	$28

The target allocation of the non-U.S. plan assets that we have control over is 61% equity securities and 39% fixed-income instruments.

U.S. Postretirement Medical Plan Assets

In general, the investment strategy for U.S. postretirement medical benefits plan assets is to primarily invest in liquid assets due to the level of expected future benefit payments. The expected long-term rate of return for the U.S. postretirement medical benefits plan assets is 3.0%. As of December 25, 2010, all of the U.S. postretirement medical benefits plan assets were invested in a money market fund that complies with Rule 2A-7 of the Investment Company Act of 1940, and were measured at fair value using Level 1 inputs.

Concentrations of Risk

We manage a variety of risks, including market, credit, and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. We monitor exposure to such risks in both the U.S. and non-U.S. plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets, and counterparties. As of December 25, 2010, we did not have concentrations of risk in any single entity, manager, counterparty, sector, industry, or country.

Funding Expectations

Under applicable law for the U.S. Intel Minimum Pension Plan, we are not required to make any contributions during 2011. Our expected funding for the non-U.S. plans during 2011 is approximately $55 million. We expect employer contributions to the U.S. postretirement medical benefits plan to be approximately $1 million during 2011.

Estimated Future Benefit Payments

We expect the average benefits to be paid through 2020 from the U.S. and non-U.S. pension plans and the U.S. postretirement medical benefits plan to be approximately $90 million annually.

Note 23: Commitments

A portion of our capital equipment and certain facilities are under operating leases that expire at various dates through 2028. Additionally, portions of our land are under leases that expire at various dates through 2062. Rental expense was $124 million in 2010 ($120 million in 2009 and $141 million in 2008).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 25, 2010 (in millions):

Year Payable
2011	$102
2012	86
2013	56
2014	32
2015	20
2016 and thereafter	31

Total	$327

Commitments for construction or purchase of property, plant and equipment totaled $4.6 billion as of December 25, 2010 ($1.8 billion as of December 26, 2009), most of which will be due within the next year. Other purchase obligations and commitments totaled approximately $600 million as of December 25, 2010 (approximately $900 million as of December 26, 2009). Other purchase obligations and commitments include payments due under various types of licenses, agreements to purchase raw materials or other goods, and payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies. In addition, we have various contractual commitments with Micron and IMFT/IMFS. For further information on these contractual commitments, see “Note 11: Equity Method and Cost Method Investments.”

Note 24: Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

In May 2009, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 134 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 428 million shares. The approval also extended the expiration date of the 2006 Plan to June 2012. The maximum number of shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) increased to 253 million shares. As of December 25, 2010, 190 million shares remained available for future grant under the 2006 Plan. We may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once they are assumed, we do not grant additional shares under those plans.

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

In 2009, we began issuing restricted stock units with both a market condition and a service condition (market-based restricted stock units), referred to in our 2010 Proxy Statement as outperformance stock units, to a small group of senior officers and non-employee directors. The number of shares of Intel common stock to be received at vesting will range from 33% to 200% of the target amount, based on total stockholder return (TSR) on Intel common stock measured against the benchmark TSR of a peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of December 25, 2010, there were 3 million market-based restricted stock units outstanding. These market-based restricted stock units accrue dividend equivalents and vest three years and one month from the grant date.

In connection with our 2009 acquisition of Wind River Systems, we assumed the company’s equity incentive plans and issued replacement awards in 2009. The stock options and restricted stock units issued generally retain the terms and conditions of the respective plans under which they were originally granted. We will not grant additional shares under these plans.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity awards granted to employees in 2010 under our equity incentive plans generally vest over 4 years from the date of grant, and options expire 7 years from the date of grant, with the exception of market-based restricted stock units and replacement awards related to acquisitions. Equity awards granted to key officers, senior-level employees, and key employees in 2010 may have delayed vesting beginning 3 to 5 years from the date of grant, and these options expire 7 to 10 years from the date of grant.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Under the 2006 Stock Purchase Plan, we made 240 million shares of common stock available for issuance through August 2011. As of December 25, 2010, 140 million shares were available for issuance under the 2006 Stock Purchase Plan.

Share-Based Compensation

Share-based compensation recognized in 2010 was $917 million ($889 million in 2009 and $851 million in 2008).

On a quarterly basis, we assess changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, for all expense amortization after January 1, 2006 in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in 2008, 2009, and 2010 was not significant.

The total share-based compensation cost capitalized as part of inventory as of December 25, 2010 was $48 million ($33 million as of December 26, 2009 and $46 million as of December 27, 2008). During 2010, the tax benefit that we realized for the tax deduction from share-based awards totaled $266 million ($119 million in 2009 and $147 million in 2008).

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

	2010	2009	2008
Estimated values	$22.56	$14.63	$19.94
Risk-free interest rate	1.1%	0.9%	2.1%
Dividend yield	2.6%	3.5%	2.6%
Volatility	31%	46%	n/a

We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. We based the weighted average estimated values of employee stock option grants (excluding stock option grants in connection with the Option Exchange in 2009) and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values, on estimates at the date of grant, as follows:

	Stock Options			Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Estimated values	$4.82	$4.72	$5.74	$4.71	$4.14	$5.32
Expected life (in years)	4.9	4.9	5.0	0.5	0.5	0.5
Risk-free interest rate	2.5%	1.8%	3.0%	0.2%	0.4%	2.1%
Volatility	28%	46%	37%	32%	44%	35%
Dividend yield	2.7%	3.6%	2.7%	3.1%	3.6%	2.5%

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

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Awards

Information with respect to outstanding restricted stock unit (RSU) activity is as follows:

		Weighted
		Average
	Number of	Grant-Date
(In Millions, Except Per RSU Amounts)	RSUs	Fair Value
December 29, 2007	51.1	$20.24
Granted	32.9	$19.94
Vested	(12.1)	$19.75
Forfeited	(4.6)	$20.12

December 27, 2008	67.3	$20.18
Granted	60.0	$14.63
Assumed in acquisition	1.6	$17.52
Vested	(20.1)	$20.24
Forfeited	(3.4)	$18.19

December 26, 2009	105.4	$17.03
Granted	32.4	$22.56
Vested	(34.6)	$17.70
Forfeited	(3.4)	$17.98

December 25, 2010	99.8	$18.56

Expected to vest as of December 25, 2010	94.4	$18.54

The aggregate fair value of awards that vested in 2010 was $808 million ($320 million in 2009 and $270 million in 2008), which represents the market value of Intel common stock on the date that the restricted stock units vested. The grant date fair value of awards that vested in 2010 was $612 million ($407 million in 2009 and $239 million in 2008). The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Restricted stock units that are expected to vest are net of estimated future forfeitures.

As of December 25, 2010, there was $1.2 billion in unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.3 years.

Stock Option Awards

As of December 25, 2010, options outstanding that have vested and are expected to vest are as follows:

			Weighted Average
	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	(In Millions)	Exercise Price	(In Years)	(In Millions)
Vested	263.0	$21.03	2.3	$295
Expected to vest	114.2	$19.18	5.6	$248

Total	377.2	$20.47	3.3	$543

Aggregate intrinsic value represents the difference between the exercise price and $20.84, the closing price of Intel common stock on December 23, 2010, as reported on The NASDAQ Global Select Market, for all in-the-money options outstanding. Options outstanding that are expected to vest are net of estimated future option forfeitures.

Options with a fair value of $240 million completed vesting during 2010 ($288 million during 2009 and $459 million during 2008). As of December 25, 2010, there was $220 million in unrecognized compensation costs related to stock options granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.2 years.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information with respect to stock option activity is as follows:

		Weighted
	Number of	Average
(In Millions, Except Per Option Amounts)	Options	Exercise Price
December 29, 2007	665.9	$27.76
Grants	24.9	$20.81
Exercises	(33.6)	$19.42
Cancellations and forfeitures	(42.8)	$31.14
Expirations	(2.4)	$22.84

December 27, 2008	612.0	$27.70
Grants	118.5	$18.01
Assumed in acquisition	9.0	$15.42
Exercises	(3.6)	$15.90
Cancellations and forfeitures	(29.6)	$28.16
Exchanged	(217.4)	$26.75
Expirations	(37.6)	$31.92

December 26, 2009	451.3	$25.08
Grants	20.2	$23.25
Exercises	(16.6)	$18.36
Cancellations and forfeitures	(16.1)	$24.76
Expirations	(52.4)	$60.68

December 25, 2010	386.4	$20.45

Options exercisable as of:
December 27, 2008	517.0	$28.78
December 26, 2009	297.7	$28.44
December 25, 2010	263.0	$21.03

The aggregate intrinsic value of stock option exercises in 2010 was $65 million ($13 million in 2009 and $101 million in 2008), which represents the difference between the exercise price and the value of Intel common stock at the time of exercise. Grants in 2009 include new stock options granted in connection with the Option Exchange.

The following table summarizes information about options outstanding as of December 25, 2010:

	Outstanding Options			Exercisable Options
		Weighted Average
	Number of	Remaining	Weighted	Number of	Weighted
	Shares	Contractual Life	Average	Shares	Average
Range of Exercise Prices	(In Millions)	(In Years)	Exercise Price	(In Millions)	Exercise Price
$1.12–$15.00	4.5	4.6	$12.77	2.9	$12.72
$15.01–$20.00	187.0	4.4	$18.22	97.0	$18.40
$20.01–$25.00	171.2	2.3	$22.08	140.0	$21.95
$25.01–$30.00	21.6	2.2	$27.17	21.2	$27.18
$30.01–$55.14	2.1	1.5	$31.70	1.9	$31.73

Total	386.4	3.4	$20.45	263.0	$21.03

These options will expire if they are not exercised by specific dates through January 2020. Option exercise prices for options exercised during the three-year period ended December 25, 2010 ranged from $0.05 to $27.27.

Stock Purchase Plan

Approximately 75% of our employees were participating in our stock purchase plan as of December 25, 2010. Employees purchased 17.2 million shares in 2010 for $281 million under the 2006 Stock Purchase Plan (30.9 million shares for $344 million in 2009 and 25.9 million shares for $453 million in 2008). As of December 25, 2010, there was $13 million in unrecognized compensation costs related to rights to acquire common stock under our stock purchase plan. We expect to recognize those costs over a weighted average period of one month.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25: Common Stock Repurchases

Common Stock Repurchase Program

As of December 25, 2010, we had an ongoing authorization, amended in November 2005, from our Board of Directors to repurchase up to $25 billion in shares of our common stock in open market or negotiated transactions, and $4.2 billion remained available for repurchase under the existing repurchase authorization limit. In January 2011, our Board of Directors increased the repurchase authorization limit by $10 billion. During 2010, we repurchased 70.3 million shares of common stock at a cost of $1.5 billion. During 2009, we utilized the majority of the proceeds from the issuance of the 2009 debentures to repurchase 88.2 million shares of common stock at a cost of $1.7 billion (for further information on the issuance of the 2009 debentures, see “Note 21: Borrowings”). We repurchased 324 million shares at a cost of $7.1 billion during 2008. We have repurchased 3.4 billion shares at a cost of $70 billion since the program began in 1990. Our repurchases in 2010 and 2009 and a portion of our purchases in 2008 were executed in privately negotiated transactions.

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During 2010, we withheld 10.1 million shares (5.8 million shares during 2009 and 3.5 million shares during 2008) to satisfy $236 million ($92 million during 2009 and $78 million during 2008) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Note 26: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

(In Millions, Except Per Share Amounts)	2010	2009	2008
Net income available to common stockholders	$11,464	$4,369	$5,292

Weighted average common shares outstanding—basic	5,555	5,557	5,663
Dilutive effect of employee equity incentive plans	89	37	34
Dilutive effect of convertible debt	52	51	51

Weighted average common shares outstanding—diluted	5,696	5,645	5,748

Basic earnings per common share	$2.06	$0.79	$0.93

Diluted earnings per common share	$2.01	$0.77	$0.92

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

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for the 2005 debentures. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares are determined by applying the treasury stock method. For further discussion on the specific conversion features of our 2005 and 2009 debentures, see “Note 21: Borrowings.”

For 2010, we excluded 161 million outstanding weighted average stock options (486 million in 2009 and 484 million in 2008) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of the options. We also excluded our 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive. In the future, we could have potentially dilutive shares if the average market price is above the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 27: Comprehensive Income

The components of total comprehensive income were as follows:

(In Millions)	2010	2009	2008
Net income	$11,464	$4,369	$5,292
Other comprehensive income (loss)	(60)	786	(654)

Total comprehensive income	$11,404	$5,155	$4,638

The components of other comprehensive income (loss) and related tax effects were as follows:

	2010			2009			2008
	Before		Net of	Before		Net of	Before		Net of
(In Millions)	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax
Change in unrealized holding gain (loss) on investments	$311	$(111)	$200	$578	$(210)	$368	$(764)	$279	$(485)
Less: adjustment for (gain) loss on investments included in net income	(94)	34	(60)	50	(18)	32	34	(12)	22
Change in deferred tax asset valuation allowance	—	57	57	—	146	146	—	—	—
Change in unrealized holding gain (loss) on derivatives	73	(23)	50	75	(4)	71	(23)	8	(15)
Less: adjustment for amortization of (gain) loss on derivatives included in net income	(80)	17	(63)	22	(1)	21	(58)	21	(37)
Change in prior service costs	(60)	21	(39)	20	(7)	13	5	(2)	3
Change in actuarial loss	(278)	73	(205)	158	(23)	135	(220)	78	(142)

Total other comprehensive income (loss)	$(128)	$68	$(60)	$903	$(117)	$786	$(1,026)	$372	$(654)

The change in deferred tax asset valuation allowance in the preceding table is related to the reversal of a portion of our deferred tax asset valuation allowance attributed to changes in unrealized holding gains on our available-for-sale investments. The amount will be reduced as these investments are sold or mature.

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

(In Millions)	2010	2009
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$401	$261
Accumulated net change in deferred tax asset valuation allowance	203	146
Accumulated net unrealized holding gain on derivatives	127	140
Accumulated net prior service costs	(36)	3
Accumulated net actuarial losses	(362)	(157)

Total accumulated other comprehensive income (loss)	$333	$393

The estimated net prior service cost and actuarial loss for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2011 are $6 million and $36 million, respectively.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 28: Taxes

Income before taxes and the provision for taxes consisted of the following:

(Dollars in Millions)	2010	2009	2008
Income before taxes:
U.S.	$13,926	$3,229	$6,117
Non-U.S.	2,119	2,475	1,569

Total income before taxes	$16,045	$5,704	$7,686

Provision for taxes:
Current:
Federal	$4,049	$604	$2,781
State	51	(2)	(38)
Non-U.S.	359	336	345

Total current provision for taxes	$4,459	$938	$3,088

Deferred:
Federal	$187	$355	$(668)
Other	(65)	42	(26)

Total deferred provision for taxes	$122	$397	$(694)

Total provision for taxes	$4,581	$1,335	$2,394

Effective tax rate	28.6%	23.4%	31.1%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes (effective tax rate) was as follows:

(In Percentages)	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Non-U.S. income taxed at different rates	(3.4)	(12.4)	(4.2)
European Commission fine	—	8.9	—
Settlements, effective settlements, and related remeasurements	(0.3)	(6.4)	(1.3)
Research and development tax credits	(0.9)	(2.0)	(1.4)
Domestic manufacturing deduction benefit	(2.1)	(1.5)	(1.7)
Deferred tax asset valuation allowance—unrealized losses	(0.2)	0.2	3.4
Other	0.5	1.6	1.3

Effective tax rate	28.6%	23.4%	31.1%

Income in certain foreign countries is fully exempt from income taxes for a limited period of time due to eligible activities and certain capital investment actions. These full tax exemptions expire at various dates through 2020; however, the exemptions in certain countries are eligible for renewal. In 2010, the tax benefit attributable to tax holidays was $256 million with a $0.04 impact on diluted earnings per share. The tax holiday benefits for 2009 and 2008 were $115 million ($0.02 per diluted share) and $67 million ($0.01 per diluted share), respectively.

During 2010, net income tax benefits attributable to equity-based compensation transactions that were allocated to stockholders’ equity totaled $40 million (net deficiencies of $41 million in 2009 and net benefits of $8 million in 2008).

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at year-ends were as follows:

(In Millions)	2010	2009
Deferred tax assets
Accrued compensation and other benefits	$675	$568
Deferred income	240	228
Share-based compensation	782	774
Inventory	95	340
Unrealized losses on investments and derivatives	375	407
State credits and net operating losses	158	187
Investment in foreign subsidiaries	—	129
Capital losses	—	150
Other, net	544	386

Gross deferred tax assets	2,869	3,169
Valuation allowance	(252)	(329)

Total deferred tax assets	$2,617	$2,840

Deferred tax liabilities
Property, plant and equipment	$(564)	$(817)
Convertible debt	(740)	(708)
Licenses and intangibles	(135)	(129)
Investment in foreign subsidiaries	(52)	—
Other, net	(275)	(247)

Total deferred tax liabilities	$(1,766)	$(1,901)

Net deferred tax assets	$851	$939

Reported as:
Current deferred tax assets	$1,488	$1,216
Non-current deferred tax assets	289	278
Non-current deferred tax liabilities	(926)	(555)

Net deferred tax assets	$851	$939

Non-current deferred tax assets are included within other long-term assets on the consolidated balance sheets.

The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance as of December 25, 2010 included allowances related to unrealized state credit carry forwards of $156 million and depreciation expense and other matters related to our non-U.S. subsidiaries of $96 million.

As of December 25, 2010, we had not recognized U.S. deferred income taxes on a cumulative total of $11.8 billion of undistributed earnings for certain non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings in operations outside the U.S.

Long-term income taxes payable include uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In Millions)
December 29, 2007	$794
Settlements and effective settlements with tax authorities and related remeasurements	(154)
Increases in balances related to tax positions taken during prior periods	72
Decreases in balances related to tax positions taken during prior periods	(84)
Increases in balances related to tax positions taken during current period	116

December 27, 2008	$744
Settlements and effective settlements with tax authorities and related remeasurements	(526)
Increases in balances related to tax positions taken during prior periods	28
Decreases in balances related to tax positions taken during prior periods	(58)
Increases in balances related to tax positions taken during current period	32

December 26, 2009	$220
Settlements and effective settlements with tax authorities and related remeasurements	(73)
Increases in balances related to tax positions taken during prior periods	28
Decreases in balances related to tax positions taken during prior periods	(30)
Increases in balances related to tax positions taken during current period	71

December 25, 2010	$216

During 2010, we settled and effectively settled matters with the U.S. Internal Revenue Service and certain state tax authorities related to tax positions taken during prior periods. The result of the settlements, effective settlements, and resulting remeasurements was a reduction of $73 million in the balance of our gross unrecognized tax benefits ($526 million in 2009, $154 million in 2008), $48 million of which resulted in a tax benefit for 2010 ($366 million for 2009, $103 million for 2008).

If the remaining balance of $216 million of unrecognized tax benefits as of December 25, 2010 ($220 million as of December 26, 2009) were realized in a future period, it would result in a tax benefit of $124 million and a reduction of the effective tax rate ($101 million as of December 26, 2009).

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. In 2009, we recognized a net benefit of $62 million, primarily due to the reversal of accrued interest and penalties related to settled and effectively settled matters described above (insignificant for 2010 and 2008). As of December 25, 2010, we had $49 million of accrued interest and penalties related to unrecognized tax benefits ($55 million as of December 26, 2009).

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

We file U.S. federal, U.S. state, and non-U.S. tax returns. For U.S. state and non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to 1996. For U.S. federal tax returns, we are no longer subject to tax examination for years prior to 2006.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 29: Contingencies

Legal Proceedings

We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable rulings could include substantial monetary damages, and in matters for which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies such as compulsory licensing of intellectual property. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial position, and overall trends. It is also possible that we could conclude it is in the best interests of our stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments; however, we have not reached this conclusion with respect to any particular matter at this time. Except as may be otherwise indicated, the outcomes in these matters are not reasonably estimable.

A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs, but in general contend that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; claim that our software compiler business unfairly prefers Intel microprocessors over competing microprocessors and that, through the use of our compiler and other means, we have caused inaccurate and misleading benchmark results concerning our microprocessors to be disseminated; allege that we unfairly controlled the content and timing of release of various standard computer interfaces developed by Intel in cooperation with other industry participants; and accuse us of engaging in various acts of improper competitive activity in competing against what is referred to as general-purpose graphics processing units (GPUs), including certain licensing practices and our actions in connection with developing and disclosing potentially competitive technology.

We believe that we compete lawfully and that our marketing, business, intellectual property, and other challenged practices benefit our customers and our stockholders, and we will continue to conduct a vigorous defense in these proceedings. While we have settled some of these matters, the distractions caused by challenges to these practices from the remaining matters are undesirable, and the legal and other costs associated with defending and resolving our position have been and continue to be significant. We assume that these challenges could continue for a number of years and may require the investment of substantial additional management time and substantial financial resources to explain and defend our position.

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

In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative on the consolidated statements of income. We strongly disagree with the EC’s decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The EC filed an answer to our reply brief in November 2010. The court’s decision, after additional briefing and oral argument, is expected in 2012.

The EC decision exceeds 500 pages and does not contain specific direction on whether or how we should modify our business practices. Instead, the decision states that we should “cease and desist” from further conduct that, in the EC’s opinion, would violate applicable law. We have taken steps, which are subject to the EC’s ongoing review, to comply with that decision pending appeal. We opened discussions with the EC to better understand the decision and to explain changes to our business practices. Based on our current understanding and expectations, we do not believe that any such changes will be material to our financial position, results, or cash flows.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served on us an Examination Report alleging that sales to two customers during parts of 2002–2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March 2008, we submitted a further response. In April 2008, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co., Ltd. and TriGem Computer Inc. In November 2008, the KFTC issued a final written decision concluding that our discounts had violated Korean antitrust law and imposing a fine on us of approximately $20 million, which we paid in January 2009. In December 2008, we appealed this decision by filing a lawsuit in the Seoul High Court seeking to overturn the KFTC’s decision. We expect a decision from the court in 2011.

In November 2009, the State of New York filed a lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that we violated federal antitrust laws; the New York Donnelly Act, which prohibits contracts or agreements to monopolize; and the New York Executive Law, which proscribes underlying violations of federal and state antitrust laws. The lawsuit alleges that we engaged in a systematic worldwide campaign of illegal, exclusionary conduct to maintain monopoly power and prices in the market for x86 microprocessors through the use of various alleged actions, including exclusive or near-exclusive agreements from large computer makers in exchange for “loyalty payments” and “bribes,” and other alleged threats and retaliation. The plaintiff claims that our alleged actions harmed consumers, competition, and innovation. The lawsuit seeks a declaration that our alleged actions have violated the federal and New York antitrust laws and the New York Executive Law; an injunction to prevent further alleged unlawful acts; unspecified damages in an amount to be proven at trial, trebled as provided for by law, restitution, and disgorgement; $1 million for each violation of the Donnelly Act proven by the plaintiff, and attorneys’ fees and costs. In January 2010, we filed our answer.

In December 2010, the N.Y. Attorney General’s staff requested the court’s permission to amend its complaint to expand the scope of parties covered by its Donnelly Act and Executive Law claims. Intel filed an opposition to the motion, and a hearing is scheduled for May 2011. We disagree with the plaintiffs’ allegations and claims in both the original complaint and the proposed amended complaint, and intend to conduct a vigorous defense of the lawsuit. The court has set a trial to begin on this matter in February 2012.

In June 2008, the U.S. Federal Trade Commission (FTC) announced a formal investigation into our sales practices. In December 2009, three FTC Commissioners voted to issue an administrative complaint alleging that we had violated Section 5 of the FTC Act by engaging in unfair methods of competition and unfair acts or practices in markets for CPUs and GPUs. In November 2010, the FTC publicly announced the final approval to a settlement between Intel and the FTC that fully resolves the FTC’s 2009 lawsuit against Intel. Among other provisions, the agreement includes: a statement that the agreement does not constitute an admission that Intel has violated the law or that the facts alleged in the complaint are true; provisions with respect to the treatment and extension of certain intellectual property agreements between Intel and AMD, Intel and NVIDIA Corporation, and Intel and VIA Technologies, Inc.; provisions with respect to Intel’s sales, marketing, pricing, and promotional activities for certain Intel microprocessors and chipsets; provisions concerning engineering and design changes to certain Intel products; provisions concerning Intel’s actions with respect to product roadmaps; disclosure and other terms with respect to Intel’s compilers and related products; and provisions related to compliance with the agreement. Intel continues to disagree with the FTC’s allegations that Intel has violated any law. Nevertheless, Intel believes that the settlement is appropriate and in the best interests of its stockholders, employees, and customers. Based on our current understanding and expectations, we do not believe that any changes in our business practices to comply with the agreement will be material to our financial position, results, or cash flows.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against Intel by AMD in June 2005 in the U.S. District Court for the District of Delaware (AMD litigation). Like the AMD lawsuit, these class-action suits allege that Intel engaged in various actions in violation of the Sherman Act and other laws by, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealings that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware, and the court has appointed a Special Master to address issues in the litigation as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the coordinated actions also moved for certification of a class of members who purchased certain personal computers containing products sold by Intel. In July 2010, the Special Master issued a Report and Recommendation (Class Report) denying the motion to certify a class. The plaintiffs filed objections to the Special Master’s Class Report, and a hearing on these objections is scheduled for March 2011. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the court in the California actions has agreed to delay ruling on this motion until after the Delaware District Court rules on the similar motion in the coordinated actions. We dispute the class-action claims and intend to defend the lawsuits vigorously.

Antitrust Derivative Litigation and Related Matters

In February 2008, Martin Smilow filed a putative stockholder derivative action in the U.S. District Court for the District of Delaware against members of our Board of Directors. The complaint alleged generally that the Board allowed the company to violate antitrust and other laws, as alleged in the AMD litigation, and that those alleged Board-sanctioned activities harmed the company. The complaint repeated many of the allegations made in the AMD litigation and referenced various investigations by the EC, KFTC, and others. In February 2008, Evan Tobias filed a putative stockholder derivative suit in the same court against the Board containing many of the same allegations as the Smilow suit. In July 2008, the District Court ordered Smilow and Tobias to file a single, consolidated complaint. An amended consolidated complaint was filed in August 2008. In June 2009, the court granted the defendants’ motion to dismiss the plaintiffs’ consolidated complaint with prejudice. In July 2009, Smilow and the Rosenfeld Family Foundation made a demand to inspect certain of our books and records pursuant to Section 220 of the Delaware General Corporation Law, and in November 2009, Smilow and the Rosenfeld Family Foundation filed an action in Delaware Chancery Court to enforce that demand.

In June 2008, Christine Del Gaizo filed a putative stockholder derivative suit in the Santa Clara County Superior Court against the Board, a former director of the Board, and six of our officers, containing many of the same allegations as the Smilow/Tobias stockholder derivative suit. In August 2008, the Santa Clara County Superior Court entered a stipulated order staying the Del Gaizo action pending further order of the court.

In November 2009, Charles Gilman filed a putative stockholder derivative suit in the U.S. District Court for the District of Delaware against certain Intel Board members as well as three former Board members. In December 2009, the Louisiana Municipal Police Employee Retirement System (LMPERS) filed a putative stockholder derivative suit in the same court against the same defendants. In January 2010, the District Court ordered Gilman and LMPERS to file a single, consolidated complaint under the name In re Intel Corp. Derivative Litigation. An amended consolidated complaint was filed in February 2010, which makes many of the same allegations raised in the Smilow/Tobias and Del Gaizo suits, and additionally cites a number of excerpts from the EC’s decision, points to the settlement of the AMD litigation as supposed evidence of damage to Intel, and incorporates by reference all of the allegations made in the lawsuit filed against us by the State of New York and all of the allegations made in the administrative complaint filed against us by the FTC.

In March 2010, Alan Paris filed a putative stockholder derivative suit in Santa Clara County Superior Court against certain current Intel Board members as well as three former Board members. Paris’s complaint makes many of the same allegations raised in In re Intel Corp. Derivative Litigation.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2010, we entered into a stipulation of settlement to resolve all of the foregoing stockholder derivative litigation and related matters, except for the Del Gaizo lawsuit. The settlement was approved by the Delaware District Court in July 2010. Pursuant to the Delaware District Court’s scheduling order, we provided notice of the settlement to Intel stockholders in June 2010. In August 2010, Intel stockholder Christine Del Gaizo appealed the District Court’s final judgment approving the settlement of these derivative actions, but we subsequently entered into a settlement agreement with Del Gaizo pursuant to which the appeal was dismissed in December 2010. The settlement agreements did not significantly impact our results of operations or cash flows.

In January 2011, the Santa Clara County Superior Court entered judgment dismissing the Del Gaizo lawsuit with prejudice on the ground that it was barred as a result of the settlement approved by the Delaware District Court in July 2010. That judgment and the two settlements bring all pending derivative litigation to a close.

Intel Corporation v. NVIDIA Corporation

In February 2009, Intel filed a declaratory judgment lawsuit against NVIDIA in the Delaware Court of Chancery concerning a chipset patent license agreement signed by Intel and NVIDIA in 2004. The lawsuit sought a declaratory judgment that chipsets for Intel microprocessors with integrated memory controllers are not licensed products under the chipset agreement. NVIDIA denied Intel’s claims and in March 2009 filed counterclaims against Intel seeking a declaration that NVIDIA is licensed, alleging that Intel breached the chipset agreement by making false and misleading statements about NVIDIA’s rights, and alleging that Intel breached the implied covenant of good faith and fair dealing by taking actions to deprive and hinder NVIDIA’s sales of chipsets. NVIDIA sought substantial monetary damages and an order terminating Intel’s rights under a separate patent cross-license agreement signed by Intel and NVIDIA in 2004. In January 2011, we entered into an agreement with NVIDIA to cross-license certain patents and settle the existing litigation between the companies. Under the agreement, we received a license to all of NVIDIA’s patents with a capture period that runs through March 2017. In exchange, we agreed to make payments totaling $1.5 billion to NVIDIA over six years ($300 million annually from 2011 through 2013, and $200 million annually from 2014 through 2016), which will be recognized as a liability totaling approximately $1.4 billion, on a discounted basis. In the fourth quarter of 2010, we recognized an expense of $100 million within marketing, general and administrative on the consolidated statements of income. The remaining amount, approximately $1.3 billion, will be recognized as an intangible asset in the first quarter of 2011 and will be amortized into cost of sales over future periods. Additionally, we granted NVIDIA a license to Intel’s patents subject to certain exclusions, including x86 products, certain chipsets, and certain flash memory technology products.

Lehman Matter

In November 2009, representatives of Lehman Brothers Holdings Inc. (Lehman) advised us informally that the Lehman bankruptcy estate was considering a claim against us arising from a 2008 contract between Intel and Lehman Brothers OTC Derivatives Inc. (Lehman OTC). Under the terms of the 2008 contract, Intel prepaid $1.0 billion to Lehman OTC, in exchange for which Lehman OTC was required to purchase and deliver to Intel the number of shares of Intel common stock that could be purchased for $1.0 billion at the volume-weighted average price for the period August 26, 2008 to September 26, 2008. Lehman OTC’s performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, Lehman OTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. Lehman failed to deliver any shares of our common stock, and we exercised our right to setoff against the $1.0 billion collateral. Lehman OTC has not initiated any action against us to date, but in February 2010, Lehman served a subpoena on us in connection with this transaction. In September 2010, we entered into an agreement with Lehman that tolls any applicable statutes of limitations for 90 days and precludes the parties from commencing any formal proceedings to prosecute any claims against each other in any forum during that period. In October 2010, Lehman demanded that Intel pay it at least $417 million. We continue to believe that we acted appropriately under our agreement with Lehman OTC, and we intend to defend any claim to the contrary. We have agreed to extend the tolling agreement twice, and it is now in effect through May 2011.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell, and LightLogic, Inc.

We acquired LightLogic, Inc. in May 2001. Frank Shum subsequently sued us, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by us as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted our motion for summary judgment on Shum’s remaining claims. In August 2007, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted our motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied our motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pre-trial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to us, the jury agreed with Shum on some of those claims and was unable to reach a verdict regarding the remaining claims. In April 2009, the court granted defendants’ motions for judgment as a matter of law. Shum appealed that ruling to the U.S. Court of Appeals for the Federal Circuit, which heard oral arguments in August 2010 and affirmed the trial court’s orders in favor of Intel in December 2010. In January 2011, Shum petitioned the Federal Circuit for a re-hearing and/or re-hearing en banc. We will file a response upon request by the Federal Circuit. We will continue to defend the lawsuit vigorously.

Note 30: Operating Segment and Geographic Information

As of December 25, 2010, our operating segments included: PC Client Group, Data Center Group, Embedded and Communications Group, Digital Home Group, Ultra-Mobility Group, NAND Solutions Group, Wind River Software Group, Software and Services Group, and Digital Health Group. Subsequent to year-end, we divested of the Digital Health Group. For further information, see “Note 11: Equity Method and Cost Method Investments.”

The Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

Our PC Client Group and our Data Center Group are reportable operating segments. We also aggregate and disclose the financial results of the following non-reportable operating segments, whose product lines are based on Intel® architecture: Embedded and Communications Group, Digital Home Group, and Ultra-Mobility Group. These aggregated operating segments do not meet the quantitative thresholds to qualify as reportable operating segments; however, we have chosen to disclose the aggregation of these non-reportable operating segments in the “other Intel architecture operating segments” category. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

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

Revenue within the “corporate” category is primarily related to divested businesses for which discrete operating results are not reviewed by our CODM. This includes revenue related to our NOR flash memory, as well as revenue and expenses related to supply and service agreements that were entered into as part of the divestiture (see “Note 16: Divestitures”).

We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2009, we incurred charges of $1.447 billion as a result of the fine from the EC and $1.25 billion as a result of our legal settlement with AMD. These charges were included in the “corporate” category. Additionally, the corporate category includes expenses and charges such as:

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

Net revenue and operating income (loss) for the three years ended December 25, 2010 were as follows:

(In Millions)	2010	2009	2008
Net revenue
PC Client Group
Microprocessor revenue	$24,721	$19,914	$21,516
Chipset, motherboard, and other revenue	6,877	6,261	6,450

	31,598	26,175	27,966
Data Center Group
Microprocessor revenue	7,361	5,301	5,126
Chipset, motherboard, and other revenue	1,332	1,149	1,464

	8,693	6,450	6,590
Other Intel architecture operating segments	1,784	1,402	1,763
Other operating segments	1,501	970	579
Corporate	47	130	688

Total net revenue	$43,623	$35,127	$37,586

Operating income (loss)
PC Client Group	$13,304	$7,585	$9,419
Data Center Group	4,395	2,299	2,135
Other Intel architecture operating segments	(60)	(179)	(63)
Other operating segments	(159)	(284)	(1,042)
Corporate	(1,892)	(3,710)	(1,495)

Total operating income	$15,588	$5,711	$8,954

In 2010, one customer accounted for 21% of our net revenue (21% in 2009 and 20% in 2008), while another customer accounted for 17% of our net revenue (17% in 2009 and 18% in 2008). The majority of the revenue from these customers was from the sale of microprocessors, chipsets, and other components by the PC Client Group and the Data Center Group operating segments.

INTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic revenue information for the three years ended December 25, 2010 is based on the location of the customer. Revenue from unaffiliated customers was as follows:

(In Millions)	2010	2009	2008
Asia-Pacific (geographic region/country)
Taiwan	$14,498	$10,574	$9,868
China (including Hong Kong)	7,195	5,835	4,974
Other Asia-Pacific	3,279	2,933	4,202

	24,972	19,342	19,044
Americas (geographic region/country)
United States	6,549	5,280	5,462
Other Americas	2,066	1,838	1,981

	8,615	7,118	7,443
Europe	5,606	5,278	7,116
Japan	4,430	3,389	3,983

Total net revenue	$43,623	$35,127	$37,586

Revenue from unaffiliated customers outside the U.S. totaled $37,074 million in 2010 ($29,847 million in 2009 and $32,124 million in 2008).

Net property, plant and equipment by country was as follows:

(In Millions)	2010	2009	2008
United States	$12,652	$11,644	$11,254
Israel	2,087	2,567	2,965
Other countries	3,160	3,014	3,355

Total property, plant and equipment, net	$17,899	$17,225	$17,574

Net property, plant and equipment outside the U.S. totaled $5,247 million in 2010 ($5,581 million in 2009 and $6,320 million in 2008).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 25, 2010 and December 26, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intel Corporation’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 18, 2011

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation

We have audited Intel Corporation’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Intel Corporation and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 18, 2011

INTEL CORPORATION
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2010 for Quarter Ended
(In Millions, Except Per Share Amounts)	December 25	September 25	June 26	March 27
Net revenue	$11,457	$11,102	$10,765	$10,299
Gross margin	$7,406	$7,321	$7,235	$6,529
Net income	$3,180	$2,955	$2,887	$2,442
Basic earnings per common share	$0.57	$0.53	$0.52	$0.44
Diluted earnings per common share	$0.56	$0.52	$0.51	$0.43
Dividends per common share
Declared	$—	$0.315	$—	$0.315
Paid	$0.1575	$0.1575	$0.1575	$0.1575
Market price range common stock[1]
High	$21.91	$21.78	$24.22	$22.67
Low	$18.87	$17.67	$19.93	$19.02

2009 for Quarter Ended
(In Millions, Except Per Share Amounts)	December 26		September 26	June 27	March 28
Net revenue	$10,569		$9,389	$8,024	$7,145
Gross margin	$6,840		$5,404	$4,079	$3,238
Net income (loss)	$2,282	[2]	$1,856	$(398)[3]	$629
Basic earnings (loss) per common share	$0.41	[2]	$0.34	$(0.07)[3]	$0.11
Diluted earnings (loss) per common share	$0.40	[2]	$0.33	$(0.07)[3]	$0.11
Dividends per common share
Declared	$—		$0.28	$—	$0.28
Paid	$0.14		$0.14	$0.14	$0.14
Market price range common stock[1]
High	$20.83		$20.32	$16.66	$15.82
Low	$18.50		$15.94	$14.72	$12.08

[1]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market. All stock prices are closing prices per The NASDAQ Global Select Market.

[2]	During the fourth quarter of 2009, we recorded a charge of $1.25 billion as a result of a settlement agreement with AMD.

[3]	During the second quarter of 2009, we recorded a charge of $1.447 billion (€1.06 billion) as a result of the fine imposed by the EC. For further information, see “Note 29: Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed our internal control over financial reporting as of December 25, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The information in our 2011 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2011 Proxy Statement is incorporated by reference in this section.

The Intel Code of Conduct (the Code) is our code of ethics document applicable to all employees, including all officers, and including our independent directors, who are not employees of the company, with regard to their Intel-related activities. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; reporting Code violations; and maintaining accountability for adherence to the Code.

The full text of our Code is published on our Investor Relations web site at www.intc.com. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing in our 2011 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2011 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders in our 2011 Proxy Statement under the heading “Proposal 3: Approval of Amendment and Extension of the 2006 Equity Incentive Plan” is incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2011 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2011 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

Intel, Intel logo, Intel Inside, Intel Atom, Celeron, Intel Centrino, Intel Core, Intel vPro, Intel Xeon, Itanium, and Pentium are trademarks of Intel Corporation in the U.S. and/or other countries.

*	Other names and brands may be claimed as the property of others.

INTEL CORPORATION
SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

December 25, 2010, December 26, 2009, and December 27, 2008
(In Millions)

		Additions
	Balance at	Charged	Net
	Beginning of	(Credited)	(Deductions)	Balance at
	Year	to Expenses	Recoveries	End of Year
Allowance for doubtful receivables
2010	$19	$9	$—	$28
2009	$17	$3	$(1)	$19
2008	$27	$(4)	$(6)	$17
Valuation allowance for deferred tax assets
2010	$329	$14	$(91)	$252
2009	$358	$91	$(120)	$329
2008	$133	$267	$(42)	$358

Deductions in allowance for doubtful receivables represent uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

			Incorporated by Reference				Filed or
Exhibit						Filing	Furnished
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith
3.1		Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2		Intel Corporation Bylaws, as amended on May 19, 2009	8-K	000-06217	3.1	5/22/2009
4	.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.), dated as of December 16, 2005 (the “Convertible Note Indenture”)	10-K	000-06217	4.2	2/27/2006
4	.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Citibank, N.A. (the “Open-Ended Indenture”)	S-3ASR	333-132865	4.4	3/30/2006
4	.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/2008
4	.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/2008
4	.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	10-Q	000-06217	4.1	11/2/2009
10	.1**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/1998
10.2		Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/2003
10	.3**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/2004
10	.4**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/2004
10	.5**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/2004
10	.6**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/2004
10	.7**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/2004
10	.8**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/2004
10	.9**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/2005
10	.10**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/2006
10	.11**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/2006
10	.12**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.2	5/8/2006
10	.13**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-06217	10.4	5/8/2006
10	.14**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/2006
10	.15**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees under the Intel Corporation 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.9	5/8/2006

			Incorporated by Reference				Filed or
Exhibit						Filing	Furnished
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith
10	.16**	Standard International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (for grants under the ELTSOP Program)	10-Q	000-06217	10.11	5/8/2006
10	.17**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/2006
10	.18**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/2006
10	.19**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions	10-Q	000-06217	10.5	5/2/2008
10	.20**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/2006
10	.21**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/2006
10	.22**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/2006
10	.23**	Standard Terms and Conditions relating to Restricted Stock Units granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.1	7/6/2006
10	.24**	Standard International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.2	7/6/2006
10	.25**	Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 to U.S. employees under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.7	7/6/2006
10	.26**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006)	8-K	000-06217	10.8	7/6/2006
10	.27**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Restricted Stock Units Granted to Paul S. Otellini on April 17, 2008 under the Intel Corporation 2006 Equity Incentive Plan (under the ELTSOP RSU Program)	8-K	000-06217	99.1	4/17/2008
10	.28**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.14	7/6/2006
10	.29**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.15	7/6/2006
10	.30**	Form of Stock Option Agreement with Continued Post-Retirement Exercisability	10-Q	000-06217	10.3	5/2/2008
10	.31**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.19	7/6/2006
10	.32**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program)	8-K	000-06217	10.2	7/6/2006
10	.33**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions and the Addition of the Ability to Change the Grant Agreement as Laws Change	10-Q	000-06217	10.6	5/2/2008

			Incorporated by Reference				Filed or
Exhibit						Filing	Furnished
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith
10	.34**	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after May 17, 2006)	8-K	000-06217	10.2	7/14/2006
10	.35**	Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini on January 18, 2007 under the Intel Corporation 2006 Equity Incentive Plan	10-K	000-06217	10.42	2/26/2007
10	.36**	Intel Corporation 2006 Equity Incentive Plan As Amended and Restated effective May 16, 2007	8-K	000-06217	10.1	5/16/2007
10	.37**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/2007
10	.38**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/1999
10	.39**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective January 1, 2009	S-8	333-172024	99.1	2/2/2011
10	.40**	First Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007	10-K	000-06217	10.37	2/20/2008
10	.41**	Second Amendment to the Intel Corporation Sheltered Employee Retirement Plan Plus, executed November 6, 2007	10-K	000-06217	10.38	2/20/2008
10	.42**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/2005
10	.43**	Listed Officer Compensation	10-Q	000-06217	10.1	5/3/2007
10	.44**	Intel Corporation 2006 Stock Purchase Plan, effective May 17, 2006	S-8	333-135178	99.1	6/21/2006
10	.45**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/2009
10	.46**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/14/2006
10	.47**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/2007
10	.48**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after March 27, 2009 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06217	10.1	4/30/2009
10	.49**	Standard International Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the standard OSU program)	10-Q	000-06217	10.2	4/30/2009
10	.50**	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the Intel Corporation 2006 Equity Incentive Plan	10-Q	000-06217	10.3	4/30/2009
10	.51**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated effective May 20, 2009	8-K	000-06217	10.1	5/22/2009
10	.52**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)	10-Q	000-06217	10.1	8/3/2009
10	.53**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the OSU program)	10-Q	000-06217	10.2	8/3/2009
10	.54**	Form of Notice of Grant—Restricted Stock Units	10-Q	000-06217	10.3	8/3/2009
10	.55**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after January 22, 2010 under the Intel Corporation Equity Incentive Plan (standard OSU program)	10-K	000-06217	10.48	2/22/2010
10	.56**	Intel Corporation Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after January 22, 2010 under the standard OSU program)	10-K	000-06217	10.49	2/22/2010

			Incorporated by Reference				Filed or
Exhibit						Filing	Furnished
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith
10	.57**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to A. Douglas Melamed on January 22, 2010 under the Intel Corporation 2006 Equity Incentive Plan (standard option program)	10-K	000-06217	10.5	2/22/2010
10	.58**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after July 1, 2010 under the OSU program)	10-Q	000-06217	10.1	7/30/2010
10	.59**	Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard MCM-RSU program)	8-K	000-06217	99.1	1/26/2011
10	.60**	Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard OSU program)	8-K	000-06217	99.2	1/26/2011
10	.61**	Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)	8-K	000-06217	99.3	1/26/2011
10	.62**	Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the Intel Corporation 2006 Equity Incentive Plan (standard MCM-RSU program)	8-K	000-06217	99.4	1/26/2011
10.63		Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/2009
10.64		Agreement and Plan of Merger Among Intel Corporation, Jefferson Acquisition Corporation and McAfee, Inc. dated August 18, 2010	8-K	000-06217	2.1	8/19/2010
10.65		Patent Cross License Agreement between NVIDIA Corporation and Intel Corporation, dated January 10, 2011. Portions of this exhibit have been omitted pursuant to a request for confidential treatment	8-K	000-06217	10.1	1/10/2011
12.1		Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
21.1		Intel Corporation Subsidiaries					X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2		Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1		Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	.INS	XBRL Instance Document					X
101	.SCH	XBRL Taxonomy Extension Schema Document					X
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION
Registrant

By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, and
Principal Accounting Officer
February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charlene Barshefsky Charlene Barshefsky Director February 18, 2011	/s/ David S. Pottruck David S. Pottruck Director February 18, 2011

/s/ Susan L. Decker Susan L. Decker Director February 18, 2011	/s/ Jane E. Shaw Jane E. Shaw Chairman of the Board and Director February 18, 2011

/s/ John J. Donahoe John J. Donahoe Director February 18, 2011	/s/ Stacy J. Smith Stacy J. Smith Senior Vice President, Chief Financial Officer, and Principal Accounting Officer February 18, 2011

/s/ Reed E. Hundt Reed E. Hundt Director February 18, 2011	/s/ Frank D. Yeary Frank D. Yeary Director February 18, 2011

/s/ Paul S. Otellini Paul S. Otellini President, Chief Executive Officer, Director, and Principal Executive Officer February 18, 2011	/s/ David B. Yoffie David B. Yoffie Director February 18, 2011

/s/ James D. Plummer James D. Plummer Director February 18, 2011