Form 10-Q
period 2011-04-02
INTEL CORP
filed 2011-05-09
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 29, 2011
Common stock, $0.001 par value	5,302 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	April 2,	March 27,
(In Millions, Except Per Share Amounts)	2011	2010

Net revenue	$12,847	$10,299
Cost of sales	4,962	3,770

Gross margin	7,885	6,529

Research and development	1,916	1,564
Marketing, general and administrative	1,775	1,514
Amortization of acquisition-related intangibles	36	3

Operating expenses	3,727	3,081

Operating income	4,158	3,448
Gains (losses) on equity method investments, net	(42)	(39)
Gains (losses) on other equity investments, net	70	8
Interest and other, net	185	29

Income before taxes	4,371	3,446

Provision for taxes	1,211	1,004

Net income	$3,160	$2,442

Basic earnings per common share	$0.58	$0.44

Diluted earnings per common share	$0.56	$0.43

Cash dividends declared per common share	$0.3624	$0.3150

Weighted average common shares outstanding:
Basic	5,452	5,529

Diluted	5,606	5,681

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	April 2,	Dec. 25,
(In Millions, Except Par Value)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,188	$5,498
Short-term investments	3,536	11,294
Trading assets	4,254	5,093
Accounts receivable, net	3,542	2,867
Inventories	4,099	3,757
Deferred tax assets	1,906	1,488
Other current assets	1,270	1,614

Total current assets	22,795	31,611

Property, plant and equipment, net of accumulated depreciation of $33,453 ($32,582 as of December 25, 2010)	19,559	17,899
Marketable equity securities	980	1,008
Other long-term investments	1,863	3,026
Goodwill	9,069	4,531
Identified intangible assets, net	6,872	860
Other long-term assets	4,414	4,251

Total assets	$65,552	$63,186

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$54	$38
Accounts payable	2,757	2,290
Accrued compensation and benefits	1,536	2,888
Accrued advertising	1,055	1,007
Deferred income	1,813	747
Income taxes payable	729	232
Other accrued liabilities	3,621	2,125

Total current liabilities	11,565	9,327

Long-term income taxes payable	267	190
Long-term debt	2,083	2,077
Long-term deferred tax liabilities	1,783	926
Other long-term liabilities	2,505	1,236
Contingencies (Note 24)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,365 shares issued and 5,336 shares outstanding (5,581 issued and 5,511 outstanding as of December 25, 2010)	16,271	16,178
Accumulated other comprehensive income (loss)	481	333
Retained earnings	30,597	32,919

Total stockholders’ equity	47,349	49,430

Total liabilities and stockholders’ equity	$65,552	$63,186

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	April 2,	March 27,
(In Millions)	2011	2010
Cash and cash equivalents, beginning of period	$5,498	$3,987

Cash flows provided by (used for) operating activities:
Net income	3,160	2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,287	1,080
Share-based compensation	300	248
Net loss on retirement of assets	36	33
Excess tax benefit from share-based payment arrangements	(1)	(2)
Amortization of intangibles	155	61
(Gains) losses on equity method investments, net	42	39
(Gains) losses on other equity investments, net	(70)	(8)
(Gains) losses on divestitures	(164)	—
Deferred taxes	(109)	(6)
Changes in assets and liabilities:
Accounts receivable	(504)	88
Inventories	(251)	(51)
Accounts payable	404	29
Accrued compensation and benefits	(1,401)	(1,095)
Income taxes payable and receivable	1,032	916
Other assets and liabilities	97	305

Total adjustments	853	1,637

Net cash provided by operating activities	4,013	4,079

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,723)	(928)
Acquisitions, net of cash acquired	(8,216)	(37)
Purchases of available-for-sale investments	(3,569)	(3,235)
Sales of available-for-sale investments	7,594	218
Maturities of available-for-sale investments	5,172	2,397
Purchases of trading assets	(1,540)	(2,397)
Maturities and sales of trading assets	2,578	1,554
Origination of loans receivable	—	(249)
Investments in non-marketable equity investments	(147)	(69)
Return of equity method investments	24	70
Proceeds from divestitures	50	—
Other investing	133	4

Net cash used for investing activities	(644)	(2,672)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	16	158
Proceeds from government grants	56	79
Excess tax benefit from share-based payment arrangements	1	2
Proceeds from sales of shares through employee equity incentive plans	239	228
Repurchase of common stock	(4,006)	(3)
Payment of dividends to stockholders	(994)	(870)

Net cash used for financing activities	(4,688)	(406)

Effect of exchange rate fluctuations on cash and cash equivalents	9	—

Net increase (decrease) in cash and cash equivalents	(1,310)	1,001

Cash and cash equivalents, end of period	$4,188	$4,988

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$—	$—
Income taxes, net of refunds	$269	$127
See accompanying notes.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited
Note 1: Basis of Presentation
We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 25, 2010.
We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2011 is a 53-week fiscal year, and the first quarter of 2011 was a 14-week quarter. Fiscal year 2010 was a 52-week fiscal year, and the first quarter of 2010 was a 13-week quarter.
In the first quarter of 2011, we completed the acquisition of McAfee, Inc. (for further information, see “Note 14: Acquisitions”). Certain of the operations acquired from McAfee have a functional currency other than the U.S. dollar. As a result, translation adjustments have been recorded through accumulated other comprehensive income (loss) beginning in the first quarter of 2011.
We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult, and subjective judgments include:
•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments;
•	the assessment of recoverability of long-lived assets (property, plant and equipment; goodwill; and identified intangibles);
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions);
•	the valuation of inventory; and
•	the recognition and measurement of loss contingencies.
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2010.
Note 2: Accounting Policies
We have adopted additional revenue recognition accounting policies as they apply to the acquired McAfee business. Revenue from license agreements with our McAfee business generally includes service and support agreements for which the related revenue is deferred and recognized ratably over the performance period. Revenue derived from online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is recognized as services are performed or if required, upon customer acceptance. For arrangements with multiple elements, including software licenses, maintenance, and/or services, revenue is allocated across the separately identified deliverables and may be recognized or deferred. When vendor-specific objective evidence (VSOE) does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Direct costs, such as costs related to revenue-sharing and royalty arrangements associated with license arrangements, as well as component costs associated with the product revenue, are deferred and amortized over the same period that the related revenue is recognized.
Note 3: Accounting Changes
In the first quarter of 2011, we adopted new standards for revenue recognition with multiple deliverables. These new standards change the determination of whether the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the method in which revenue is allocated to the separately identified deliverables. The adoption of these new standards did not have a significant impact on our consolidated condensed financial statements.
In the first quarter of 2011, we adopted new standards that remove certain tangible products and associated software from the scope of the software revenue recognition guidance. The adoption of these new standards did not have a significant impact on our consolidated condensed financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 4: Fair Value
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. Our financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, cost method loans receivable, and most of our liabilities.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of April 2, 2011 and December 25, 2010:

	April 2, 2011				December 25, 2010
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$2,035	$—	$2,035	$—	$2,600	$—	$2,600
Bank deposits	—	879	—	879	—	560	—	560
Money market fund deposits	342	—	—	342	34	—	—	34
Government bonds	144	44	—	188	1,279	505	—	1,784
Corporate bonds	4	12	—	16	—	—	—	—
Short-term investments:
Government bonds	423	767	—	1,190	4,890	1,320	—	6,210
Corporate bonds	43	1,101	3	1,147	121	1,378	1	1,500
Commercial paper	—	616	—	616	—	2,712	—	2,712
Bank deposits	—	570	—	570	—	858	—	858
Asset-backed securities	—	—	13	13	—	—	14	14
Trading assets:
Government bonds	126	1,749	—	1,875	311	2,115	—	2,426
Corporate bonds	202	811	—	1,013	199	916	—	1,115
Marketable equity securities	520	—	—	520	388	—	—	388
Municipal bonds	—	368	—	368	—	375	—	375
Commercial paper	—	247	—	247	—	488	—	488
Asset-backed securities	—	—	168	168	—	—	190	190
Bank deposits	—	46	—	46	—	108	—	108
Money market fund deposits	17	—	—	17	3	—	—	3
Other current assets:
Derivative assets	—	256	—	256	—	330	—	330
Marketable equity securities	955	25	—	980	785	223	—	1,008
Other long-term investments:
Government bonds	15	1,080	—	1,095	83	2,002	—	2,085
Corporate bonds	128	449	62	639	104	601	50	755
Bank deposits	—	73	—	73	—	133	—	133
Asset-backed securities	—	—	56	56	—	—	53	53
Other long-term assets:
Loans receivable	—	685	—	685	—	642	—	642
Derivative assets	—	8	36	44	—	19	31	50

Total assets measured and recorded at fair value	$2,919	$11,821	$338	$15,078	$8,197	$17,885	$339	$26,421

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$214	$7	$221	$—	$201	$7	$208
Long-term debt	—	—	130	130	—	—	128	128
Other long-term liabilities:
Derivative liabilities	—	79	—	79	—	47	—	47

Total liabilities measured and recorded at fair value	$—	$293	$137	$430	$—	$248	$135	$383

Government bonds include bonds issued or deemed to be guaranteed by government entities, such as non-U.S. governments, U.S. Treasury securities, U.S. agency securities, and Federal Deposit Insurance Corporation (FDIC)-insured corporate bonds.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended April 2, 2011 and the twelve months ended December 25, 2010:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 25, 2010	$51	$257	$31	$(7)	$(128)
Total gains or losses (realized and unrealized):
Included in earnings	—	—	3	—	(2)	1
Included in other comprehensive income (loss)	5	—	—	—	—	5
Purchases	9	13	2	—	—
Settlements and maturities	—	(33)	—	—	—

Balance as of April 2, 2011	$65	$237	$36	$(7)	$(130)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of April 2, 2011	$—	$—	$3	$—	$(2)	$1

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 26, 2009	$369	$754	$31	$(65)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	6	(3)	(2)	(5)	(6)
Included in other comprehensive income (loss)	4	9	—	—	—	13
Purchases	6	—	7	—	—
Sales	(44)	(28)	(4)	—	—
Settlements and maturities	(75)	(484)	—	—	—
Transfers out of Level 3	(207)	—	—	60	—

Balance as of December 25, 2010	$51	$257	$31	$(7)	$(128)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of December 25, 2010	$—	$6	$(4)	$(1)	$(5)	$(4)
For all periods presented, gains and losses (realized and unrealized) included in earnings were primarily reported in interest and other, net on the consolidated condensed statements of operations. During 2010, we transferred corporate bonds from Level 3 to Level 2 due to improved availability of observable market data and/or non-binding market consensus prices to value or corroborate the value of these instruments. Our policy is to reflect transfers in and transfers out at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Fair Value Option for Financial Assets/Liabilities
We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of April 2, 2011, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. These loans receivable are classified within other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During the first quarter of 2011, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies and were insignificant during the first quarter of 2011. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We elected this fair value option for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. The 2007 Arizona bonds are included in long-term debt. As of April 2, 2011 and December 25, 2010, no other instruments were similar to the 2007 Arizona bonds for which we elected fair value treatment.
As of April 2, 2011, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds and the related total return swap are recorded in interest and other, net. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the three months ended April 2, 2011, and the gains (losses) recorded during the three months ended April 2, 2011 on those assets:

					Total Gains
					(Losses) for
	Net Carrying				Three Months
	Value as of	Fair Value Measured and Recorded Using			Ended
(In Millions)	April 2, 2011	Level 1	Level 2	Level 3	April 2, 2011
Non-marketable equity investments	$19	$—	$—	$19	$(14)
Property, plant and equipment	$—	$—	$—	$—	$(10)

Total gains (losses) for assets held as of April 2, 2011					$(24)

Gains (losses) for property, plant and equipment no longer held					$(26)

Total gains (losses) for recorded non-recurring measurement					$(50)

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In the preceding tables, the carrying value of our impaired non-marketable equity investments at the end of the period may not equal our fair value measurement at the time of impairment due to the subsequent recognition of equity method adjustments. In addition, the carrying value of our impaired property, plant and equipment at the end of the period may not equal our fair value measurement at the time of impairment due to the subsequent recognition of depreciation expense.
A portion of our non-marketable equity investments were measured and recorded at fair value in the first quarter of 2011 and 2010 due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed using historical data and available market data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and the terms of the investees’ issued interests.
Additionally, certain of our property, plant and equipment was measured and recorded at fair value during the first quarter of 2011 and 2010 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in impairment charges. Most of these asset impairments related to manufacturing assets.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We measure the fair value of our non-marketable equity investments, marketable equity method investment, debt carried at amortized cost, and cost method loans receivable quarterly for disclosure purposes; however, they are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis as of April 2, 2011 and December 25, 2010 were as follows:

	April 2, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
(In Millions)	Amount	Value	Amount	Value
Non-marketable equity investments	$2,749	$5,691	$2,633	$5,144
Marketable equity method investment	$33	$179	$31	$167
Loans receivable	$200	$200	$208	$208
Long-term debt	$1,953	$2,279	$1,949	$2,283
As of April 2, 2011 and December 25, 2010, the unrealized loss position of our non-marketable equity investments were not significant.
Our marketable equity method investment is our ownership interest in SMART Technologies, Inc. The fair value of our ownership interest in SMART was $179 million based on the quoted closing stock price as of April 2, 2011 ($167 million as of December 25, 2010).
The carrying amount and fair value of loans receivable exclude $685 million of loans measured and recorded at fair value as of April 2, 2011 ($642 million as of December 25, 2010). The carrying amount and fair value of long-term debt exclude $130 million of long-term debt measured and recorded at fair value as of April 2, 2011 ($128 million as of December 25, 2010).
The fair value of our loans receivable is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The fair value of our long-term debt takes into consideration variables such as credit-rating changes and interest rate changes. The credit quality of our loans receivable remains high, with credit ratings of BBB+/A2 or better as of April 2, 2011.
In addition to the financial instruments in the table above, we incurred a liability as result of entering into a long-term patent cross-license agreement with NVIDIA Corporation in January 2011. We agreed to make payments to NVIDIA over six years. For further information on the payment terms and recognition of licensed technology, see “Note 17: Identified Intangible Assets.” As of April 2, 2011, the carrying amount of the liability arising from the agreement was $1.1 billion and is classified within other accrued liabilities and other long-term liabilities, as applicable, on the consolidated condensed balance sheet. The fair value of the liability arising from the NVIDIA cross-license agreement approximates the carrying amount. The fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 5: Trading Assets
Trading assets as of April 2, 2011 and December 25, 2010 were as follows:

	April 2,	Dec. 25,
(In Millions)	2011	2010
Marketable debt instruments	$3,734	$4,705
Marketable equity securities	520	388

Total trading assets	$4,254	$5,093

Net gains on marketable debt instruments classified as trading assets still held at the reporting date were $61 million in the first quarter of 2011 (net losses of $85 million in the first quarter of 2010). Net losses on the related derivatives were $50 million in the first quarter of 2011 (net gains of $75 million in the first quarter of 2010).
Net gains on marketable equity securities classified as trading assets still held at the reporting date, excluding the impacts of the related derivatives, were $144 million in the first quarter of 2011.
Note 6: Available-for-Sale Investments
Available-for-sale investments as of April 2, 2011 and December 25, 2010 were as follows:

	April 2, 2011				December 25, 2010
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized	Fair	Adjusted	Unrealized	Unrealized	Fair
(In Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Commercial paper	$2,651	$—	$—	$2,651	$5,312	$—	$—	$5,312
Government bonds	2,471	4	(2)	2,473	10,075	9	(5)	10,079
Corporate bonds	1,791	13	(2)	1,802	2,250	9	(4)	2,255
Bank deposits	1,522	—	—	1,522	1,550	1	—	1,551
Marketable equity securities	371	612	(3)	980	380	629	(1)	1,008
Money market fund deposits	342	—	—	342	34	—	—	34
Asset-backed securities	78	—	(9)	69	76	—	(9)	67

Total available-for-sale investments	$9,226	$629	$(16)	$9,839	$19,677	$648	$(19)	$20,306

In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities, such as non-U.S. governments, U.S. Treasury securities, U.S. agency securities, and FDIC-insured corporate bonds. Bank deposits were primarily issued by institutions outside the U.S. as of April 2, 2011 and December 25, 2010.
The amortized cost and fair value of available-for-sale debt investments as of April 2, 2011, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$6,641	$6,642
Due in 1–2 years	1,261	1,268
Due in 2–5 years	529	535
Due after 5 years	4	3
Instruments not due at a single maturity date	420	411

Total	$8,855	$8,859

Instruments not due at a single maturity date in the table above include asset-backed securities and money market fund deposits.
In the first quarter of 2011, we sold available-for-sale investments for proceeds of $7.6 billion ($293 million in the first quarter of 2010). Substantially all of the proceeds were from debt investments that were primarily used to fund our acquisition of McAfee. The gross realized gains on sales of available-for-sale investments were $28 million in the first quarter of 2011 ($67 million in the first quarter of 2010) and were primarily related to our sales of marketable equity securities. We determine the cost of an investment sold on an average cost basis at the individual security level.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended
	April 2,	March 27,
(In Millions)	2011	2010
Net unrealized holding gains (losses) included in other comprehensive income (loss)	$36	$151
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$44	$67
Note 7: Inventories
Inventories at the end of each period were as follows:

	April 2,	Dec. 25,
(In Millions)	2011	2010
Raw materials	$585	$471
Work in process	1,783	1,887
Finished goods	1,731	1,399

Total inventories	$4,099	$3,757

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
Our currency risk management programs include:
•	Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. All of our currency forward contracts are settled at maturity involving one cash-payment exchange. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated condensed statements of income as the impact of the hedged transaction.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
•	Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities and non-U.S.-dollar-denominated debt instruments classified as trading assets. The majority of these instruments mature within 12 months. The currency interest rate swaps are settled at various interest payment times involving cash payments at each interest and principal payment date, with the majority of the contracts having quarterly payments. Changes in the U.S.-dollar-equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the line item on the consolidated condensed statements of income most closely associated with the related exposures, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on other equity investments, net.
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
In 2010, we sold our ownership interest in Numonyx B.V. to Micron Technology, Inc. for consideration consisting of shares of Micron. We have entered into equity options that economically hedge our remaining ownership interest in Micron.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

	April 2,	Dec. 25,	March 27,
(In Millions)	2011	2010	2010
Currency forwards	$8,123	$8,502	$6,614
Interest rate swaps	2,159	2,166	1,882
Currency interest rate swaps	1,690	2,259	2,015
Embedded debt derivatives	3,600	3,600	3,600
Total return swaps	649	627	549
Equity options	496	496	260
Currency options	—	94	94
Other	128	66	55

Total	$16,845	$17,810	$15,069

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) were as follows:

	April 2,	Dec. 25,	March 27,
(In Millions)	2011	2010	2010
Euro	$4,035	$4,445	$3,983
Japanese yen	3,047	3,440	2,152
Israeli shekel	1,199	1,191	719
Chinese yuan	341	347	413
Malaysian ringgit	336	382	294
British pound sterling	317	424	643
Other	538	626	519

Total	$9,813	$10,855	$8,723

Credit-Risk-Related Contingent Features
An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment-grade credit rating from each of the major credit-rating agencies. As of April 2, 2011 and December 25, 2010, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments as of April 2, 2011 and December 25, 2010 were as follows:

	April 2, 2011				December 25, 2010
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging instruments
Currency forwards	$202	$8	$1	$—	$120	$3	$43	$3
Other	4	—	—	—	2	—	—	—

Total derivatives designated as hedging instruments	$206	$8	$1	$—	$122	$3	$43	$3

Derivatives not designated as hedging instruments
Currency forwards	$42	$—	$26	$—	$35	$—	$14	$—
Interest rate swaps	2	—	79	—	2	—	96	—
Currency interest rate swaps	6	—	57	41	64	17	47	13
Embedded debt derivatives	—	—	—	38	—	—	—	31
Total return swaps	—	7	—	—	41	6	—	—
Equity options	—	5	58	—	65	5	7	—
Other	—	24	—	—	1	19	1	—

Total derivatives not designated as hedging instruments	$50	$36	$220	$79	$208	$47	$165	$44

Total derivatives	$256	$44	$221	$79	$330	$50	$208	$47

Derivatives in Cash Flow Hedging Relationships
The before-tax effects of derivative instruments in cash flow hedging relationships for the three months ended April 2, 2011 and March 27, 2010 were as follows:

	Gains (Losses)
	Recognized in
	OCI on Derivatives		Gains (Losses) Reclassified from Accumulated
	(Effective Portion)		OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	Q1 2011	Q1 2010	Location	Q1 2011	Q1 2010
Currency forwards	$201	$(52)	Cost of sales	$34	$21
			Research and development	8	9
			Marketing, general and administrative	5	7
Other	3	—	Cost of sales	1	(2)

Total	$204	$(52)		$48	$35

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding tables. We estimate that we will reclassify approximately $185 million (before taxes) of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income were as follows:

		Three Months Ended
	Location of Gains (Losses)	April 2,	March 27,
(In Millions)	Recognized in Income on Derivatives	2011	2010
Currency forwards	Interest and other, net	$14	$35
Interest rate swaps	Interest and other, net	(1)	(13)
Currency interest rate swaps	Interest and other, net	(110)	82
Total return swaps	Interest and other, net	23	24
Equity options	Gains (losses) on other equity investments, net	(117)	(35)
Other	Gains (losses) on other equity investments, net	2	(4)

Total		$(189)	$89

Note 9: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

	April 2,	Dec. 25,
(In Millions)	2011	2010
Equity method investments	$1,876	$1,791
Non-marketable cost method investments	906	872
Non-current deferred tax assets	340	289
Loans receivable	685	741
Other	607	558

Total other long-term assets	$4,414	$4,251

Note 10: Equity Method and Cost Method Investments
IMFT/IMFS
Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. As of April 2, 2011, we own a 49% interest in IMFT and an 18% interest in IMFS. The carrying value of our investment in IMFT/IMFS was $1.4 billion as of April 2, 2011 ($1.5 billion as of December 25, 2010) and is classified within other long-term assets. The IMFS fabrication facility is in its start-up phase with initial production beginning in the second quarter of 2011. IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. As a result of the reduction of our ownership interest in IMFS during 2010, Micron now appoints the majority of the managers on the IMFS board. These ventures are expected to operate until 2016 but are subject to earlier termination under certain terms and conditions.
These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT/IMFS as of April 2, 2011. As of April 2, 2011, except for the amount due to IMFT/IMFS for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheet in connection with our interests in these joint ventures. In addition to the potential loss of our existing investment, our actual losses could be higher, as Intel and Micron are liable for other future operating costs or obligations of IMFT/IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s and 47% of IMFS’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value. Our contractual commitment to purchase product output and fund production-related services adjusts to changes in our ownership percentage on a one-year lag.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Our portion of IMFT costs, primarily related to product purchases and production-related services, was approximately $205 million during the first quarter of 2011 (approximately $185 million during the first quarter of 2010). The amount due to IMFT for product purchases and services provided was approximately $105 million as of April 2, 2011 (approximately $95 million as of December 25, 2010). During the first quarter of 2011, $24 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($68 million during the first quarter of 2010).
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
Intel-GE Care Innovations, LLC
In the first quarter of 2011, Intel and General Electric Company (GE) formed an equally owned joint venture, Intel-GE Care Innovations, LLC (Care Innovations), in the healthcare industry that will focus on independent living and delivery of health-related services via telecommunications. The new company was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group. As a result of the formation of Care Innovations, we recognized a gain of $164 million in the first quarter of 2011 that is recorded in interest and other, net. Our investment in Care Innovations was $168 million as of April 2, 2011 and is classified in other long-term assets.
Care Innovations is dependent upon Intel and GE for any additional cash requirements and, therefore, is a variable interest entity. Our known maximum exposure to loss approximated the carrying value of our investment balance in Care Innovations as of April 2, 2011. In addition to the potential loss of our existing investment, our actual losses could be higher, as we are liable to contribute additional future funding up to approximately $65 million if Care Innovations were to meet established milestones.
Intel and GE share the power to direct all of Care Innovations’ activities that most significantly impact its economic performance. As a result, we account for our interests in Care Innovations under the equity method of accounting.
Note 11: Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net included:

	Three Months Ended
	April 2,	March 27,
(In Millions)	2011	2010
Equity method losses, net	$(62)	$(35)
Impairment charges	—	(4)
Other, net	20	—

Total gains (losses) on equity method investments, net	$(42)	$(39)

Note 12: Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net included:

	Three Months Ended
	April 2,	March 27,
(In Millions)	2011	2010
Impairment charges	$(14)	$(42)
Gains on sales, net	45	83
Other, net	39	(33)

Total gains (losses) on other equity investments, net	$70	$8

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 13: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended
	April 2,	March 27,
(In Millions)	2011	2010
Interest income	$28	$26
Interest expense	(6)	—
Other, net	163	3

Total interest and other, net	$185	$29

In the first quarter of 2011, we recognized a gain upon formation of the Intel and GE joint venture, Care Innovations, of $164 million, included within “other, net,” in the table above. See “Note 10: Equity Method and Cost Method Investments,” for further information.
Note 14: Acquisitions
McAfee, Inc.
On February 28, 2011, we completed the acquisition of McAfee by acquiring all issued and outstanding common shares in exchange for cash. The acquired company will continue to operate as McAfee and offer endpoint security products, system security products, consumer security products, network security products, and risk and compliance products. In addition to managing the existing McAfee business, the objective of the acquisition is to accelerate and enhance the combination of hardware and software security solutions, improving the overall security of our platforms.
Total consideration to acquire McAfee was $6.7 billion (net of $943 million of cash and cash equivalents acquired) and comprised the following:

(In Millions)
Cash	$6,652
Share-based awards assumed	48

Total	$6,700

The allocation of purchase consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are the determination of the tax basis of certain assets and liabilities, the determination of certain tax carry forwards, residual goodwill, and the allocation of goodwill to our reporting units. Reporting units are equivalent to our operating segments. The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisition of McAfee were recognized as follows:

(In Millions)
Marketable debt securities	$329
Goodwill	4,295
Identified intangible assets	3,552
Deferred tax assets	742
Other assets	417
Deferred income	(1,049)
Deferred tax liabilities	(1,191)
Other liabilities	(395)

Total	$6,700

The preliminary goodwill of $4.3 billion arising from the acquisition is primarily attributed to the assembled workforce of McAfee and synergies to enable the combination of security and hardware from a single company to protect online devices. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. For the information on the assignment of preliminary goodwill for the acquisition, see “Note 16: Goodwill.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The identified intangible assets assumed in the acquisition of McAfee were recognized as follows based upon their fair values as of February 28, 2011:

		Estimated
	Fair Value	Useful Life
	(In Millions)	(In Years)
Developed technology	$1,221	4
Customer relationships	1,418	2–7

Total identified intangible assets subject to amortization	$2,639
In-process research and development	92
Trade names	821

Total identified intangible assets	$3,552

Acquired developed technology represents the fair values of McAfee products that have reached technological feasibility and are a part of McAfee’s product offerings. Customer relationships represent the fair values of the underlying relationships and agreements with McAfee’s customers. In-process research and development represents the fair values of incomplete McAfee research and development projects that had not reached technological feasibility as of the date of acquisition. In the future, the fair value of each project at the acquisition date will be either amortized or impaired depending on whether the project is completed or abandoned. Trade names are indefinite lived intangible assets and represent the fair values of brand and name recognition associated with the marketing of McAfee’s products and services.
Other First Quarter 2011 Acquisitions
During the first quarter of 2011, in addition to the McAfee acquisition, we completed four acquisitions qualifying as business combinations in exchange for total consideration of $1.6 billion, substantially all cash consideration. Total net cash consideration to acquire the Wireless Solutions (WLS) business of Infineon Technologies AG, which operates as Intel Mobile Communications (IMC), was $1.4 billion. The WLS business offers mobile phone components such as baseband processors, radio frequency transceivers, and power management chips. In addition to managing the existing WLS business, the objective of the acquisition is to provide solutions that enable a broad range of computing applications to have wireless connectivity.
The allocation of purchase consideration to assets and liabilities acquired in the acquisition of the WLS business is not yet finalized. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are the valuation of net tangible assets acquired, residual goodwill, and the allocation of goodwill to our reporting units. The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisitions completed during the first quarter of 2011, excluding McAfee, was allocated as follows:

(In Millions)
Fair value of net tangible assets acquired	$157
Goodwill	202
Identified intangible assets	1,244

Total	$1,603

For the information on the assignment of preliminary goodwill for the acquisitions, see “Note 16: Goodwill.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The identified intangible assets assumed in the acquisitions completed during the first quarter of 2011, excluding McAfee, were recognized as follows:

		Estimated
	Fair Value	Useful Life
	(In Millions)	(In Years)
Developed technology	$1,010	3–9
Customer relationships	93	5–8
Other intangible assets	43	2–5

Total identified intangible assets subject to amortization	$1,146
In-process research and development	98

Total identified intangible assets	$1,244

Acquired developed technology represents the fair values of the acquirees’ products that have reached technological feasibility and are a part of the acquirees’ product lines. Customer relationships represent the fair values of the underlying relationships and agreements with the acquirees’ customers. In-process research and development represents the fair values of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition.
Actual and Pro Forma Results of Acquirees
Net revenue and net income attributable to all acquisitions completed during the first quarter of 2011 have been included in our consolidated condensed statements of income from their respective acquisition dates to the period ending April 2, 2011. The acquisitions completed during the first quarter of 2011 were not individually significant to our consolidated condensed results of operations, however, they were significant in the aggregate. For the three months ended April 2, 2011, the acquisitions completed in 2011 contributed approximately $500 million to our net revenue and reduced our net income by approximately $70 million; substantially all of these impacts were attributable to McAfee and IMC. The results of the acquisitions resulted in a reduction to our net income due to the amortization of acquired identified intangible assets.
McAfee is a non-reportable operating segment and is aggregated with similar non-reportable operating segments within the software and services operating segments category for segment reporting purposes. IMC is a non-reportable operating segment and is aggregated with similar non-reportable operating segments within the other Intel architecture operating segments category for segment reporting purposes. For further information, see “Note 25: Operating Segment Information.”
The unaudited pro forma financial results for the three months ended April 2, 2011 and March 27, 2010 combine the historical results of Intel for the three months ended April 2, 2011 and March 27, 2010, respectively, along with the historical results of the businesses acquired during the first quarter of 2011 for the three months ended March 31, 2011 and March 31, 2010, respectively (due to differences in reporting periods). The results include the effects of pro forma adjustments as if all businesses acquired in the first quarter of 2011 were acquired on December 27, 2009. The three months ended March 27, 2010 pro forma results include a nonrecurring adjustment of $113 million which reduces net income due to the revaluation of McAfee’s historic deferred revenue to fair value.
The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisitions. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of December 27, 2009.

	Three Months Ended
	April 2,	March 27,
(In Millions, Except Per Share Amounts)	2011	2010
Net revenue	$13,427	$11,014
Net income	$3,184	$2,304
Diluted earnings per share	$0.57	$0.41

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 15: Divestitures
In the first quarter of 2011, we completed the divestiture of our Digital Health Group by entering into an agreement with GE to form an equally owned joint venture to create a new healthcare company focused on independent living and delivery of health-related services via telecommunications. The new company, Care Innovations, was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group. During the first quarter of 2011, as a result of the formation of Care Innovations, we recognized a gain of $164 million, within interest and other, net. For further information, see “Note 10: Equity Method and Cost Method Investments.”
Note 16: Goodwill
Goodwill activity for the first quarter of 2011 was as follows:

			Other Intel	Software and
			Architecture	Services
	PC Client	Data Center	Operating	Operating
(In Millions)	Group	Group	Segments	Segments	Unallocated	Total
December 25, 2010	$2,234	$1,459	$582	$256	$—	$4,531
Additions due to McAfee acquisition	—	—	—	—	4,295	4,295
Additions due to other acquisitions	—	—	20	19	163	202
Transfers	(86)	—	86	—	—	—
Effect of exchange rate fluctuations	—	—	—	1	40	41

April 2, 2011	$2,148	$1,459	$688	$276	$4,498	$9,069

During the first quarter of 2011, we formed the Netbook and Tablet Group which includes microprocessors and related chipsets designed for the netbook and tablet market segments. Due to the formation of this new operating segment, goodwill was transferred from our PC Client Group to our Netbook and Tablet Group as shown in the preceding table. Our Netbook and Tablet Group is included in the other Intel architecture operating segments category in the preceding table.
During the first quarter of 2011, we completed the acquisition of McAfee. The goodwill recognized from this acquisition is unallocated to date. We will use information from our annual planning process, which will be completed later this year, to measure the synergistic value that the McAfee acquisition creates for operating segments other than McAfee. In addition to the McAfee acquisition, we completed four other acquisitions during the first quarter of 2011. The substantial majority of the goodwill recognized from these four other acquisitions is unallocated to date as we continue to measure the synergistic value that the acquisitions create for our individual operating segments. The remaining goodwill recognized from these four other acquisitions was allocated to Intel Mobile Communications and our Software and Services Group. Intel Mobile Communications is included in the other Intel architecture operating segments category in the preceding table, while our Software and Services Group is included in the software and services operating segments category. For further information about our acquisitions during the first quarter of 2011, see “Note 14: Acquisitions.”
No goodwill was impaired during the first quarter of 2011 and 2010, and the accumulated impairment losses as of April 2, 2011 were $713 million: $341 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $93 million associated with other Intel architecture operating segments. The accumulated impairment losses as of December 25, 2010 were $713 million: $355 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $79 million associated with other Intel architecture operating segments.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 17: Identified Intangible Assets
Identified intangible assets consisted of the following as of April 2, 2011 and December 25, 2010:

	April 2, 2011
		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Acquisition-related developed technology	$2,492	$(170)	$2,322
Acquisition-related customer relationships	1,703	(44)	1,659
Acquisition-related trade names	63	(12)	51
Licensed technology	2,308	(577)	1,731

Identified intangible assets subject to amortization	$6,566	$(803)	$5,763
Acquisition-related trade names	828	—	828
Other intangible assets	281	—	281

Identified intangible assets not subject to amortization	$1,109	$—	$1,109

Total identified intangible assets	$7,675	$(803)	$6,872

	December 25, 2010
		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Acquisition-related developed technology	$235	$(97)	$138
Acquisition-related customer relationships	152	(10)	142
Acquisition-related trade names	46	(10)	36
Licensed technology	1,204	(765)	439

Identified intangible assets subject to amortization	$1,637	$(882)	$755
Other intangible assets	105	—	105

Total identified intangible assets	$1,742	$(882)	$860

As a result of our acquisition of McAfee during the first quarter of 2011, we recorded $3.6 billion of identified intangible assets. In addition, as a result of our four other acquisitions during the first quarter of 2011, we recorded $1.2 billion of identified intangible assets, of which substantially all was from the acquisition of the WLS business of Infineon. For further information about identified intangible assets recorded as a result of acquisitions during the first quarter of 2011, see “Note 14: Acquisitions.”
In January 2011, we entered into a long-term patent cross-license agreement with NVIDIA. Under the agreement, we received a license to all of NVIDIA’s patents, while NVIDIA products are licensed to our patents subject to exclusions for x86 products, certain chipsets, and certain flash memory technology products. The agreement also included settlement of the existing litigation between the companies as well as broad mutual general releases. We agreed to make payments totaling $1.5 billion to NVIDIA over six years ($300 million in each of January 2011, 2012, and 2013; and $200 million in each of January 2014, 2015, and 2016), which resulted in a liability totaling approximately $1.4 billion, on a discounted basis. In the fourth quarter of 2010, we recognized an expense of $100 million related to the litigation settlement. In the first quarter of 2011, we recognized the remaining amount of $1.3 billion as licensed technology which will be amortized into cost of sales over its estimated useful life of 17 years. As of April 2, 2011, the remaining liability of $1.1 billion is classified within other accrued liabilities and other long-term liabilities, as applicable, on the consolidated condensed balance sheet.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
For identified intangible assets that are subject to amortization, we recorded amortization expense on the consolidated condensed statements of income as follows:

	Three Months Ended
	April 2,	March 27,
(In Millions)	2011	2010
Acquisition-related developed technology	$73	$16
Licensed technology	46	42

Cost of sales	$119	$58
Acquisition-related customer relationships	34	1
Acquisition-related trade names	2	2

Amortization of acquisition-related intangibles	$36	$3
Based on the identified intangible assets that are subject to amortization as of April 2, 2011, we expect future amortization expense to be as follows:

	Remainder
(In Millions)	of 2011	2012	2013	2014	2015
Acquisition-related developed technology	$397	$509	$493	$474	$204
Licensed technology	133	167	150	140	122

Cost of sales	$530	$676	$643	$614	$326
Acquisition-related customer relationships	216	281	261	257	247
Acquisition-related trade names	8	10	10	10	9

Amortization of acquisition-related intangibles	$224	$291	$271	$267	$256
Note 18: Deferred Income
Deferred income at the end of each period was as follows:

	April 2,	Dec. 25,
(In Millions)	2011	2010
Deferred income on shipments of components to distributors	$826	$622
Deferred income from software and services operating segments	987	125

Current deferred income	$1,813	$747
Non-current deferred income from software and services operating segments	312	21

Total deferred income	$2,125	$768

We classify non-current deferred income from the software and services operating segments within other long-term liabilities on the consolidated condensed balance sheets.
Note 19: Chipset Design Issue
In January 2011, as part of our ongoing quality assurance procedures, we identified a design issue with the Intel® 6 Series Express Chipset family (formerly code-named Cougar Point). The issue affected chipsets sold in the fourth quarter of 2010 and January 2011. We subsequently implemented a silicon fix, and began shipping the updated version of the affected chipset in February 2011. We estimate that the total cost to repair and replace affected materials and systems, located with customers and in the market, will be $654 million. We recorded a charge of $311 million in the fourth quarter of 2010, which comprised $67 million in product costs for the affected chipsets and $244 million to establish a product accrual for this issue. We recognized an additional charge of $343 million in the first quarter of 2011, primarily related to an additional product accrual for the estimated costs to repair and replace affected materials and systems associated with products sold subsequent to December 25, 2010. The charges incurred in the first quarter of 2011 are reflected in the results of the PC Client Group operating segment. As of April 2, 2011, the remaining product accrual for the chipset design issue was $483 million. We are currently working with customers to agree on reimbursement to repair and replace affected materials and systems.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 20: Employee Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
In connection with our completed acquisition of McAfee, we assumed their equity incentive plans and issued replacement awards in the first quarter of 2011. The stock options and restricted stock units issued generally retain the terms and conditions of the respective plans under which they were originally granted. We will not grant additional shares under these plans.
Under the 2006 Equity Incentive Plan (the 2006 Plan), 428 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 253 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of April 2, 2011, 186 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 240 million shares of common stock available for issuance through August 2011. As of April 2, 2011, 130 million shares were available for issuance under the 2006 Stock Purchase Plan.
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units (RSUs) for the first quarter of 2011 was as follows:

		Weighted
		Average
	Number of	Grant-Date
(In Millions, Except Per RSU Amounts)	RSUs	Fair Value
December 25, 2010	99.8	$18.56
Granted	2.8	$22.56
Assumed in acquisition	5.8	$20.80
Vested	(1.2)	$17.42
Forfeited	(1.4)	$18.55

April 2, 2011	105.8	$18.80

As of April 2, 2011, 5 million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Activity with respect to outstanding stock options for the first quarter of 2011 was as follows:

		Weighted
	Number of	Average
(In Millions, Except Per Option Amounts)	Options	Exercise Price
December 25, 2010	386.4	$20.45
Granted	3.6	$21.09
Assumed in acquisition	11.8	$15.95
Exercised	(3.2)	$18.52
Cancelled and forfeited	(3.0)	$19.78
Expired	(4.9)	$26.44

April 2, 2011	390.7	$20.25

Options exercisable as of:
December 25, 2010	263.0	$21.03
April 2, 2011	262.6	$20.81

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Stock Purchase Plan
Employees purchased 10.3 million shares in the first quarter of 2011 (9.8 million shares in the first quarter of 2010) for $181 million ($161 million in the first quarter of 2010) under the 2006 Stock Purchase Plan.
Note 21: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, amended in January 2011, from our Board of Directors to repurchase up to $35 billion in shares of our common stock in open market or negotiated transactions. As of April 2, 2011, $10.2 billion remained available for repurchase under the existing repurchase authorization limit. During the first quarter of 2011, we repurchased 189.1 million shares of common stock at a cost of $4.0 billion. We did not make any common stock repurchases under our authorized plan during the first quarter of 2010. We have repurchased 3.6 billion shares at a cost of $74 billion since the program began in 1990. Our repurchases in the first quarter of 2011 were executed in privately negotiated transactions.
Note 22: Earnings Per Share
We computed our basic and diluted earnings per common share as follows:

	Three Months Ended
	April 2,	March 27,
(In Millions, Except Per Share Amounts)	2011	2010
Net income available to common stockholders	$3,160	$2,442

Weighted average common shares outstanding — basic	5,452	5,529
Dilutive effect of employee equity incentive plans	102	101
Dilutive effect of convertible debt	52	51

Weighted average common shares outstanding — diluted	5,606	5,681

Basic earnings per common share	$0.58	$0.44

Diluted earnings per common share	$0.56	$0.43

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
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for our 2005 debentures. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares are determined by applying the treasury stock method.
For the first quarter of 2011, we excluded 125 million outstanding weighted average stock options (185 million for the first quarter of 2010) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. We also excluded our 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive. In the future, we could have potentially dilutive shares if the average market price is above the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 23: Comprehensive Income
The components of total comprehensive income were as follows:

	Three Months Ended
	April 2,	March 27,
(In Millions)	2011	2010
Net income	$3,160	$2,442
Change in net unrealized holding gain (loss) on available-for-sale investments	(5)	54
Change in deferred tax asset valuation allowance	(15)	34
Change in net unrealized holding gain (loss) on derivatives	112	(65)
Change in actuarial loss	(7)	(2)
Change in net foreign currency translation adjustment	63	—

Total comprehensive income	$3,308	$2,463

The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows:

	April 2,	Dec. 25,
(In Millions)	2011	2010
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$396	$401
Accumulated net change in deferred tax asset valuation allowance	188	203
Accumulated net unrealized holding gain (loss) on derivatives	239	127
Accumulated net prior service costs	(36)	(36)
Accumulated net actuarial losses	(369)	(362)
Accumulated net foreign currency translation adjustment	63	—

Total accumulated other comprehensive income (loss)	$481	$333

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
A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs, but in general contend that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; claim that our software compiler business unfairly prefers Intel microprocessors over competing microprocessors and that, through the use of our compiler and other means, we have caused inaccurate and misleading benchmark results concerning our microprocessors to be disseminated; allege that we unfairly controlled the content and timing of release of various standard computer interfaces developed by Intel in cooperation with other industry participants; and accuse us of engaging in various acts of improper competitive activity in competing against what is referred to as general-purpose graphics processing units, including certain licensing practices and our actions in connection with developing and disclosing potentially competitive technology.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative on the consolidated condensed statements of income. We strongly disagree with the EC’s decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The EC filed an answer to our reply brief in November 2010. The court’s decision, after oral argument, is expected in 2012.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In December 2010, the N.Y. Attorney General’s staff requested the court’s permission to amend its complaint to expand the scope of parties covered by its Donnelly Act and Executive Law claims. Intel filed an opposition to the motion and a hearing is scheduled for May 2011. We disagree with the plaintiffs’ allegations and claims in both the original complaint and the proposed amended complaint, and intend to conduct a vigorous defense of the lawsuit. The court has set a trial to begin on this matter in February 2012. Because the outcome or range of outcomes in this matter cannot be reasonably estimated, no estimate is provided.
At least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against Intel by AMD in June 2005 in the U.S. District Court for the District of Delaware (AMD litigation). Like the AMD lawsuit, these class-action suits allege that Intel engaged in various actions in violation of the Sherman Act and other laws by, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealings that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. All of the federal class actions and the Kansas and Tennessee state court class actions have been consolidated by the Multidistrict Litigation Panel to the District of Delaware, and the court has appointed a Special Master to address issues in the litigation as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the coordinated actions also moved for certification of a class of members who purchased certain personal computers containing products sold by Intel. In July 2010, the Special Master issued a Report and Recommendation (Class Report) denying the motion to certify a class. The plaintiffs filed objections to the Special Master’s Class Report, and a hearing on these objections was held in March 2011. All California class actions have been consolidated to the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the court in the California actions has agreed to delay ruling on this motion until after the Delaware District Court rules on the similar motion in the coordinated actions. We dispute the class-action claims and intend to defend the lawsuits vigorously. Because the outcome or range of outcomes in this matter cannot be reasonably estimated, no estimate is provided.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell, and LightLogic, Inc.
We acquired LightLogic, Inc. in May 2001. Frank Shum subsequently sued us, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by us as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted our motion for summary judgment on Shum’s remaining claims. In August 2007, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted our motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied our motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pre-trial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to us, the jury agreed with Shum on some of those claims and was unable to reach a verdict regarding the remaining claims. In April 2009, the court granted defendants’ motions for judgment as a matter of law. Shum appealed that ruling to the U.S. Court of Appeals for the Federal Circuit, which heard oral arguments in August 2010 and affirmed the trial court’s orders in favor of Intel in December 2010. In January 2011, Shum petitioned the Federal Circuit for a re-hearing and/or re-hearing en banc. In February 2011, the Federal Circuit denied Shum’s request. The deadline for Shum to petition the U.S. Supreme Court is May 21, 2011. We will continue to defend the lawsuit vigorously.
Note 25: Operating Segment Information
Our operating segments in effect as of April 2, 2011 include:
•	PC Client Group

•	Data Center Group

•	Intel Mobile Communications

•	Embedded and Communications Group

•	Netbook and Tablet Group

•	Digital Home Group
•	Ultra-Mobility Group

•	McAfee

•	Wind River Software Group

•	Software and Services Group

•	Non-Volatile Memory Solutions Group

In the first quarter of 2011, we formed the Netbook and Tablet Group, which includes microprocessors and related chipsets designed for the netbook and tablet market segments, and we divested the Digital Health Group (for further information see “Note 15: Divestitures”). Prior-period amounts have been adjusted retrospectively to reflect these operating segment changes as well as other minor reorganizations. Additionally, in the first quarter of 2011, we formed the Intel Mobile Communications and McAfee operating segments as a result of acquisitions (for further information see “Note 14: Acquisitions”).
The Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
Our PC Client Group and our Data Center Group are reportable operating segments. We aggregate and disclose the financial results of the following non-reportable operating segments within “other Intel architecture operating segments”: Intel Mobile Communications, Embedded and Communications Group, Netbook and Tablet Group, Digital Home Group, and Ultra-Mobility Group. We also aggregate and disclose the financial results of the following non-reportable operating segments within “software and services operating segments”: McAfee, Wind River Software Group, and Software and Services Group. Each of these aggregated operating segments does not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the aggregation of these non-reportable operating segments. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:
•	PC Client Group. Includes microprocessors and related chipsets and motherboards designed for the notebook and desktop (including high-end enthusiast PCs) market segments; and wireless connectivity products.
•	Data Center Group. Includes microprocessors and related chipsets and motherboards designed for the server, workstation, and storage computing market segments; and wired network connectivity products.
•	Other Intel architecture operating segments. Includes mobile phone components such as baseband processors, radio frequency transceivers, and power management chips; microprocessors and related chipsets designed for embedded applications; microprocessors and related chipsets designed for the netbook and tablet market segments; products designed for the consumer electronics market segment; and products designed for the handheld market segment.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
•	Software and services operating segments. Includes software products for endpoint security, system security, consumer security, network security, and risk and compliance from our McAfee business; software optimized products for the embedded and handheld market segments; and software products and services that promote Intel® architecture as the platform of choice for software development.
We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the allocated expenses are included in the operating results reported below.
The “All other” category includes revenue, expenses, and charges such as:
•	results of operations from our Non-Volatile Memory Solutions Group that includes NAND flash memory products for use in a variety of devices;
•	a portion of profit-dependent compensation and other expenses not allocated to the operating segments;
•	divested businesses for which discrete operating results are not reviewed by our CODM;
•	results of operations of seed businesses that support our initiatives; and
•	acquisition-related costs, including amortization and any impairment of acquisition-related intangibles and goodwill.
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
Segment information is summarized as follows:

	Three Months Ended
	April 2,	March 27,
(In Millions)	2011	2010
Net revenue
PC Client Group
Microprocessor revenue	$6,823	$5,692
Chipsets, motherboards, and other revenue	1,798	1,683

	8,621	7,375

Data Center Group
Microprocessor revenue	2,061	1,552
Chipsets, motherboards, and other revenue	403	319

	2,464	1,871
Other Intel architecture operating segments	1,149	674
Software and services operating segments	240	58
All other	373	321

Total net revenue	$12,847	$10,299

Operating income (loss)
PC Client Group	$3,543	$3,087
Data Center Group	1,222	833
Other Intel architecture operating segments	(36)	26
Software and services operating segments	(52)	(44)
All other	(519)	(454)

Total operating income	$4,158	$3,448

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three months ended April 2, 2011 to the three months ended March 27, 2010. In the first quarter of 2011, we formed the Netbook and Tablet Group (NTG), which includes microprocessors and related chipsets designed for the netbook and tablet market segments. NTG results were previously included in the results of the PC Client Group and are now included in the other Intel architecture operating segments category. The analysis of our operating segment results of operations reflects this reorganization and prior-period amounts have been adjusted retrospectively.
•	Business Outlook. Our expectations for selected financial items for the second quarter of 2011 and the 2011 full year.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section and in “Risk Factors” in Part II, Item 1A of this Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of May 9, 2011.
Overview
Our results of operations were as follows:

(Dollars in Millions)	Q1 2011	Q4 2010	Q1 2010
Net revenue	$12,847	$11,457	$10,299
Gross margin	$7,885	$7,406	$6,529
Gross margin percentage	61.4%	64.6%	63.4%
Operating income	$4,158	$4,023	$3,448
Net income	$3,160	$3,180	$2,442
The first quarter of 2011 was another record quarter for revenue and earnings per share. In the first quarter of 2011, we completed the acquisitions of McAfee, Inc. and the Wireless Solutions (WLS) business of Infineon, which combined contributed approximately $500 million to our first quarter revenue. Our 2nd generation Intel® CoreTM processor products (formally code-named Sandy Bridge) are ramping quickly, which resulted in higher microprocessor average selling prices in the first quarter of 2011 compared to the fourth quarter of 2010. We saw strong consumer sales in emerging markets and strong demand for both enterprise servers and clients in the first quarter of 2011; however, consumer demand in the U.S. and Western Europe was soft. Compared to the first quarter of 2010, we realized double digit revenue growth across every major product segment and across every geographic region. We believe we are on track for another year of revenue growth over 20 percent and double digit earnings growth.
Gross margin in the first quarter of 2011 declined 3.2 percentage points compared to the fourth quarter of 2010 due to higher 22nm start-up costs, higher platform (microprocessor and chipset) unit costs, and the impact of the acquisitions. These impacts were partially offset by the benefit from higher platform average selling prices compared to the fourth quarter. The charges to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family negatively impacted our gross margin by approximately 3 percentage points in both the fourth quarter of 2010 and first quarter of 2011. We rapidly identified, fixed, and recovered from the chipset design issue (see “Note 19: Chipset Design Issue” in Part I, Item 1 of this Form 10-Q).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We began 2011 with great momentum and we expect to add to that momentum as we invest in developing new products for smartphones and tablets, such as the launch of the Intel® AtomTM processor Z670 based platform, formerly codenamed “Oak Trail,” designed specifically for tablets. We continue to deliver improvements in our product offerings through our “tick-tock” technology development cadence and expect to begin production of our 22nm process technology microprocessors (codenamed “Ivy Bridge”) by the end of 2011. Ivy Bridge also introduces the first three-dimensional transistor design called Tri-Gate, which is expected to improve performance and energy efficiency compared to the existing two-dimensional transistor structure. Our forecast for capital spending this year has increased from our previous estimate of $9.0 billion to $10.2 billion. The increase in our capital spending outlook will allow us to widen our process technology lead as we focus on both 22nm and 14nm process technology, including building a larger scale 14nm fabrication facility that will allow us to quickly ramp our leading-edge products. We expect incremental opportunities in unit growth and product mix as a result of these investments. Our capital spending strategy also enables us to integrate more features and functionality on leading edge process technology that can result in performance, cost, and power efficiency advantages.
The cash-generating power of our business was evident in the first quarter of 2011 with $4.0 billion of cash from operations. From a financial condition perspective, we ended the first quarter of 2011 with an investment portfolio of $11.5 billion, consisting of cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets. During the first quarter of 2011, net cash used for acquisitions was $8.2 billion, we purchased $2.7 billion in capital assets, repurchased $4.0 billion of common stock through our common stock repurchase program, and returned $1.0 billion to stockholders through dividends (a per share increase of 15% from the fourth quarter).
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
•	Energy-Efficient Performance. We are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing higher performance with lower power consumption.
•	Connectivity. We are positioning our business to take advantage of the growth in devices that compute and connect to the Internet. In the first quarter of 2011, we acquired the WLS business of Infineon. This acquisition enables us to offer a portfolio of products that covers a broad range of wireless connectivity options by combining the Intel® WiFi and Intel® WiMAX technologies with WLS’ 2G and 3G technologies, and creates a combined path to accelerate industry adoption of 4G LTE.
•	Security. Our goal is to enhance security features through a combination of hardware and software solutions. This may include identity protection and fraud deterrence; detection and prevention of malware; securing data and assets; as well as system recovery and enhanced security patching. In the first quarter of 2011, we acquired McAfee. We believe this acquisition accelerates and enhances our hardware and software security solutions, improving the overall security of our platforms.
To succeed in the changing computing environment, we have the following key objectives:
•	Strive to ensure that Intel technology remains the best choice for the PC as well as cloud computing and the data center.
•	Expand platforms into adjacent market segments to bring compelling new solutions to the smartphone, the tablet, the TV, the car, and the embedded world.
•	Enable devices that connect to the Internet and to each other to create a continuum of personal computing. This continuum would give consumers a set of secure, consistent, and personalized computing experiences.
•	Positively impact the world through our actions and the application of our energy-efficient technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We will use our core assets to meet these objectives. Our core assets include our silicon and process technology, our architecture and platforms, our global presence, our strong relationships across the industry, and our brand recognition. We believe that applying these core assets to our key focus areas provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Some of our core assets and key focus areas are:
•	Silicon and Manufacturing Technology Leadership. We have long been a leader in silicon process technology and manufacturing, and we aim to continue our lead through investment and innovation in this critical area. We drive a regular two-year upgrade cycle—introducing a new microarchitecture approximately every two years and ramping the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. As we continue to drive Moore’s Law over the next several years, we believe that the value of this leadership will increase. We aim to have the best process technology, and unlike most semiconductor companies, we primarily manufacture our products in our own facilities. This allows us to optimize performance, reduce our time to market, and scale new products more rapidly.
•	Architecture and Platforms. We are now developing a wide range of solutions for devices that span the computing continuum, from PCs and smartphones to smart TVs and in-vehicle infotainment systems and beyond. Users want computing experiences that are consistent and devices that are interoperable. Users and developers value consistency of architecture, which provides a common framework that allows for reduced time to market, with the ability to leverage technologies across multiple form factors. We believe that we can meet the needs of both users and developers by offering Intel® architecture-based computing solutions across the computing continuum. We continue to invest in improving Intel architecture so that we can deliver increased value to our customers in existing market segments and also expand the capabilities of the architecture to meet end-user and customer needs in adjacent market segments. Increasingly, we are delivering our architecture in the form of platforms. Platforms include not only the microprocessor, but other critical hardware and software ingredients that are necessary to create computing solutions. We are expanding our platform capabilities with connectivity solutions, new types of user interfaces, new features and capabilities, and complementary software.
•	Software. We enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We seek to expedite growth in various market segments, such as the embedded and handheld market segments, through our software offerings. Additionally, we have collaborated with other companies to develop software platforms optimized for our Intel® AtomTM processors and that support multiple hardware architectures as well as multiple operating systems.
•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized solution compared to components that are used separately. Additionally, we promote industry standards that we believe will yield innovation and improved technologies for users.
•	Strategic Investments. We make investments in companies around the world that we believe will generate financial returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products.
•	Stewardship. We are committed to developing energy-efficient technology solutions that can be used to address major global problems while reducing our environmental impact. We are also committed to helping transform education globally through our technology, program, and policy leadership, as well as funding through the Intel Foundation. In addition, we strive to cultivate a work environment where engaged, energized employees can thrive in their jobs and in their communities.
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
Critical Accounting Estimates
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated condensed financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:
•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments, which impact gains (losses) on equity method investments, net, or gains (losses) on other equity investments, net when we record impairments;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	the assessment of recoverability of long-lived assets (property, plant and equipment; goodwill; and identified intangibles), which impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation or amortization;
•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
•	the valuation of inventory, which impacts gross margin; and
•	the recognition and measurement of loss contingencies, which impact gross margin or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment.
Below, we discuss these policies further, as well as the estimates and judgments involved.
Non-Marketable Equity Investments
We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $2.7 billion as of April 2, 2011 ($2.6 billion as of December 25, 2010). The majority of this balance as of April 2, 2011 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) of $1.4 billion ($1.5 billion as of December 25, 2010). For further information, see “Note 10: Equity Method and Cost Method Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
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
We determine the fair value of our non-marketable equity investments quarterly for disclosure purposes; however, the investments are recorded at fair value only if an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which may include one or multiple discounted cash flow scenarios and requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; expenses, capital spending, and other costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, expenses, capital spending, and other costs are developed using historical data and available market data. The valuation of our non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and the terms of the investees’ issued interests.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $14 million in the first quarter of 2011. Over the past 12 quarters, including the first quarter of 2011, impairments of non-marketable equity investments ranged from $11 million to $896 million per quarter. This range included impairments of $896 million during the fourth quarter of 2008, primarily related to a $762 million impairment charge on our investment in Clearwire Communications, LLC.
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
Long-Lived Assets
Property, Plant and Equipment
We assess property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Property, plant and equipment is considered a non-financial asset and is recorded at fair value only if an impairment charge is recognized.
Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the first quarter of 2011, impairments and accelerated depreciation of long-lived assets ranged from $10 million to $95 million per quarter.
Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is allocated to our reporting units based on relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit.
We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in “Note 25: Operating Segment Information” in Part I, Item 1 of this Form 10-Q.
If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our impairment review process uses the income method to estimate the reporting unit’s fair value and is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed market segment growth rates and Intel’s assumed market segment share; estimated costs; and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. The same estimates are also used in planning for our long-term manufacturing and assembly and test capacity needs as part of our capital budgeting process and for both long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. In determining the carrying value of the reporting unit, we must include an allocation of our manufacturing and assembly and test assets because of the interchangeable nature of our manufacturing and assembly and test capacity. This allocation is based on each reporting unit’s relative percentage utilization of our manufacturing and assembly and test assets.
During the fourth quarter of each of the prior two fiscal years, we completed our annual impairment reviews and concluded that goodwill was not impaired in either of these years.
Identified Intangibles
We make judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite lived intangible assets for impairment quarterly and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If it is determined that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. Based on our impairment reviews of our intangible assets, we have not recognized any impairment charges in 2011 or 2010.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our consolidated condensed balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely. Recovery of a portion of our deferred tax assets is impacted by management’s plans with respect to holding or disposing of certain investments; therefore, changes in management’s plans with respect to holding or disposing of investments could affect our future provision for taxes.

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
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of April 2, 2011, we had total work-in-process inventory of $1.8 billion and total finished goods inventory of $1.7 billion. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.
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
Loss Contingencies
We are subject to various legal and administrative proceedings and asserted and potential claims, accruals related to repair or replacement of parts in connection with product errata, as well as product warranties and potential asset impairments (loss contingencies) that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated based on the best information available at that time. A loss contingency is disclosed when there is at least a reasonable possibility that a loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. With respect to estimating the losses associated with repairing and replacing parts in connection with product errata, we make judgments with respect to customer return rates, costs to repair or replace parts, and where the product is in our customer’s manufacturing process. At least quarterly, we review the status of each significant matter, and we may revise our estimates as additional information becomes available. These revisions could have a material impact on our results of operations and financial position.
Accounting Changes
For a description of accounting changes see “Note 3: Accounting Changes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - First Quarter of 2011 Compared to First Quarter of 2010
The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	Q1 2011		Q1 2010
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$12,847	100.0%	$10,299	100.0%
Cost of sales	4,962	38.6%	3,770	36.6%

Gross margin	7,885	61.4%	6,529	63.4%
Research and development	1,916	14.9%	1,564	15.2%
Marketing, general and administrative	1,775	13.8%	1,514	14.7%
Amortization of acquisition-related intangibles	36	0.3%	3	—%

Operating income	4,158	32.4%	3,448	33.5%
Gains (losses) on equity method investments, net	(42)	(0.3)%	(39)	(0.4)%
Gains (losses) on other equity investments, net	70	0.5%	8	0.1%
Interest and other, net	185	1.4%	29	0.3%

Income before taxes	4,371	34.0%	3,446	33.5%
Provision for taxes	1,211	9.4%	1,004	9.8%

Net income	$3,160	24.6%	$2,442	23.7%

Diluted earnings per common share	$0.56		$0.43

The following table sets forth information of geographic regions for the periods indicated:

	Q1 2011		Q1 2010
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$7,262	56%	$5,888	57%
Americas	2,715	21%	1,906	18%
Europe	1,645	13%	1,404	14%
Japan	1,225	10%	1,101	11%

Total	$12,847	100%	$10,299	100%

Our net revenue for Q1 2011, which was a 14 week quarter, increased 25% compared to Q1 2010, which was a 13 week quarter. The increase was due to significantly higher microprocessor average selling prices as well as higher microprocessor unit sales. Revenue from the acquisitions of the WLS business of Infineon (now Intel Mobile Communications) and McAfee contributed $496 million to Q1 2011 revenue. Revenue in the Americas, Asia-Pacific, Europe, and Japan regions increased by 42%, 23%, 17%, and 11%, respectively, compared to Q1 2010.
Our overall gross margin dollars for Q1 2011 increased $1.4 billion, or 21%, compared to Q1 2010. The increase was primarily due to significantly higher revenue. This increase was partially offset by a charge of $343 million recorded in the first quarter of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family. For further information, see “Note 19: Chipset Design Issue.”
Our overall gross margin percentage decreased to 61.4% in Q1 2011 from 63.4% in Q1 2010. The decrease in the gross margin percentage was primarily attributable to the gross margin percentage decrease in the PC Client Group operating segment. We derived a substantial majority of our overall gross margin dollars in Q1 2011 and Q1 2010, from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PC Client Group
The revenue and operating income for the PC Client Group (PCCG) operating segment for Q1 2011 and Q1 2010 were as follows:

(In Millions)	Q1 2011	Q1 2010
Microprocessor revenue	$6,823	$5,692
Chipset, motherboard, and other revenue	1,798	1,683

Net revenue	$8,621	$7,375
Operating income	$3,543	$3,087
Net revenue for the PCCG operating segment increased by $1.2 billion, or 17%, in Q1 2011 compared to Q1 2010. Microprocessors and chipsets within PCCG include those designed for the notebook and desktop computing market segments. The increase in microprocessor revenue was due to significantly higher notebook average selling prices. To a lesser extent, higher notebook and desktop unit sales, as well as higher desktop average selling prices, also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales.
Operating income increased by $456 million in Q1 2011 compared to Q1 2010 due to higher revenue, partially offset by a charge of $343 million recorded in the first quarter of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family. Additionally, start-up costs in Q1 2011 were approximately $170 million higher compared to Q1 2010.
Data Center Group
The revenue and operating income for the Data Center Group (DCG) operating segment for Q1 2011 and Q1 2010 were as follows:

(In Millions)	Q1 2011	Q1 2010
Microprocessor revenue	$2,061	$1,552
Chipset, motherboard, and other revenue	403	319

Net revenue	$2,464	$1,871
Operating income	$1,222	$833
Net revenue for the DCG operating segment increased by $593 million, or 32%, in Q1 2011 compared to Q1 2010. The increase in microprocessor revenue was primarily due to significantly higher microprocessor unit sales and, to a lesser extent, higher microprocessor average selling prices. The increase in chipset, motherboard, and other revenue was due to significantly higher revenue from the sale of wired connectivity products and higher chipset unit sales.
Operating income increased by $389 million in Q1 2011 compared to Q1 2010. The increase in operating income was primarily due to significantly higher revenue, partially offset by higher operating expenses compared to Q1 2010.
Other Intel Architecture Operating Segments
The revenue and operating income for the other Intel architecture (Other IA) operating segments, including Intel Mobile Communications (IMC), the Embedded and Communications Group (ECG), the Netbook and Tablet Group (NTG), the Digital Home Group (DHG), and the Ultra-Mobility Group (UMG), for Q1 2011 and Q1 2010 were as follows:

(In Millions)	Q1 2011	Q1 2010
Net revenue	$1,149	$674
Operating income (loss)	$(36)	$26
Net revenue for the Other IA operating segments increased by $475 million, or 70%, in Q1 2011 compared to Q1 2010. The increase was primarily due to IMC revenue, an operating segment formed from the acquisition of the WLS business of Infineon. To a lesser extent, significantly higher ECG microprocessor and chipset unit sales and significantly higher ECG microprocessor average selling prices also contributed to the increase.
Operating results for the Other IA operating segments declined by $62 million, from an operating gain of $26 million in Q1 2010 to an operating loss of $36 million in Q1 2011. The decline in operating results was primarily due to higher operating expenses within each of the Other IA operating segments, partially offset by higher revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Software and Services Operating Segments
The revenue and operating income for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for Q1 2011 and Q1 2010 were as follows:

(In Millions)	Q1 2011	Q1 2010
Net revenue	$240	$58
Operating loss	$(52)	$(44)
Net revenue for the Software and Services operating segments increased by $182 million in Q1 2011 compared to Q1 2010. The increase was primarily due to revenue from the acquisition of McAfee and, to a lesser extent, significantly higher revenue from Wind River Software Group.
Operating loss for the Software and Services operating segments increased by $8 million in Q1 2011 compared to Q1 2010. The impact of higher revenue was mostly offset by higher operating expenses across each of the Software and Services operating segments.
Operating Expenses
Operating expenses for Q1 2011 and Q1 2010 were as follows:

(In Millions)	Q1 2011	Q1 2010
Research and development	$1,916	$1,564
Marketing, general and administrative	$1,775	$1,514
Amortization of acquisition-related intangibles	$36	$3
Research and Development. R&D spending increased by $352 million, or 23%, in Q1 2011 compared to Q1 2010. The increase was primarily due to higher compensation based on an increase in employees as we invest in programs, as well as an extra work week in Q1 2011 compared to Q1 2010, and the acquisitions of McAfee and the WLS business of Infineon, both completed in the first quarter of 2011. These increases were partially offset by lower process development costs as we transitioned from R&D to manufacturing using our 22nm process technology.
Marketing, General and Administrative. Marketing, general and administrative expenses increased $261 million, or 17%, in Q1 2011 compared to Q1 2010. The increase was primarily due to the acquisitions of McAfee and the WLS business of Infineon, both completed in the first quarter of 2011, and higher compensation based on an increase in employees, as well as an extra work week in Q1 2011 compared to Q1 2010.
R&D, combined with marketing, general and administrative expenses, were 29% of net revenue in Q1 2011 (30% of net revenue in Q1 2010).
Amortization of acquisition-related intangibles. The increase of $33 million was primarily due to the amortization of intangibles related to the acquisitions of McAfee and the WLS business of Infineon, both completed in the first quarter of 2011. For further information, see “Note 14: Acquisitions” and “Note 17: Identified Intangible Assets” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	Q1 2011	Q1 2010
Equity method losses, net	$(62)	$(35)
Impairment charges	—	(4)
Other, net	20	—

Total gains (losses) on equity method investments, net	$(42)	$(39)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We recognized higher equity method losses in Q1 2011 compared to Q1 2010, partially offset by gains on other equity transactions in Q1 2011. Our equity method losses were primarily related to Clearwire LLC ($49 million loss in Q1 2011 and $29 million loss in Q1 2010).
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	Q1 2011	Q1 2010
Impairment charges	$(14)	$(42)
Gains on sales, net	45	83
Other, net	39	(33)

Total gains (losses) on other equity investments, net	$70	$8

We recognized lower gains on sales, partially offset by lower impairment charges in Q1 2011 compared to Q1 2010. Gains on equity investments in Q1 2010 included a gain of $67 million on the sale of shares in Micron.
Other gains in Q1 2011 primarily related to gains in our Micron equity interest acquired in the sale of Numonyx B.V. in Q2 2010, partially offset by the change in fair value of Micron equity options that economically hedge our equity interest. Other losses in Q1 2010 primarily related to the change in fair value of Micron equity options, established prior to the Numonyx sale.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	Q1 2011	Q1 2010
Interest income	$28	$26
Interest expense	(6)	—
Other, net	163	3

Total interest and other, net	$185	$29

Interest and other, net increased in Q1 2011 compared to Q1 2010, primarily due to a $164 million gain recognized upon formation of the Intel-GE Care Innovations, LLC joint venture during Q1 2011. For further information, see “Note 10: Equity Method and Cost Method Investments,” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q1 2011	Q1 2010
Income before taxes	$4,371	$3,446
Provision for taxes	$1,211	$1,004
Effective tax rate	27.7%	29.1%
The effective tax rate for Q1 2011 was positively impacted by a higher percentage of profits being derived from lower tax jurisdictions compared to Q1 2010. Additionally, Q1 2011 included the U.S. research and development tax credit that was reinstated in December 2010.

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
Our expectations for the remainder of 2011 are as follows:
Q2 2011
•	Revenue. $12.8 billion, plus or minus $500 million.

•	Gross margin percentage. 61% plus or minus a couple percentage points.

•	Total spending. We expect spending on R&D, plus marketing, general and administrative expenses to be approximately $3.9 billion.

•	Depreciation. Approximately $1.2 billion.

•	Amortization of acquisition-related intangibles. Approximately $75 million.

•	Net gains (losses) from equity method investments, gains (losses) on other equity investments, and interest and other. Net gain of approximately $50 million.
Full Year 2011
•	Gross margin percentage. 63%, plus or minus a few percentage points.

•	Total Spending. We expect spending on R&D, plus marketing, general and administrative expenses to be approximately $15.7 billion, plus or minus $200 million.

•	Capital spending. $10.2 billion, plus or minus $400 million.

•	Depreciation. $5.0 billion, plus or minus $100 million.

•	Amortization of acquisition-related intangibles. Approximately $260 million.

•	Tax rate. Approximately 29% for the second, third, and fourth quarters. The estimated effective tax rate is based on tax law in effect as of April 2, 2011 and expected income.

•	2011 will have 53 weeks of business versus the typical 52 weeks, as the company realigns its fiscal year with the calendar year.
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
From the close of business on June 3, 2011 until our quarterly earnings release is published, presently scheduled for July 20, 2011, we will observe a “quiet period.” During the quiet period, the “Business Outlook” section and other forward-looking statements first published in our Form 8-K filed on April 19, 2011, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources

	April 2,	Dec. 25,
(Dollars in Millions)	2011	2010
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$11,458	$21,497
Loans receivable and other long-term investments	$2,748	$3,876
Short-term and long-term debt	$2,137	$2,115
Debt as % of stockholders’ equity	4.5%	4.3%
In summary, our cash flows were as follows:

	Three Months Ended
	April 2,	March 27,
(In Millions)	2011	2010
Net cash provided by operating activities	$4,013	$4,079
Net cash used for investing activities	(644)	(2,672)
Net cash used for financing activities	(4,688)	(406)
Effect of exchange rate fluctuations on cash and cash equivalents	9	—

Net increase (decrease) in cash and cash equivalents	$(1,310)	$1,001

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Cash from operations for the first quarter of 2011 was $4.0 billion, approximately flat compared to the first quarter of 2010 due to changes in our working capital, mostly offset by higher net income.
Changes in assets and liabilities as of April 2, 2011 compared to December 25, 2010 included the following:
•	Accrued compensation and benefits decreased due to payout of 2010 profit-dependant compensation.

•	Income taxes payable increased while income taxes receivable decreased as our U.S. federal estimated income tax payment for the first quarter of 2011 is paid in the second quarter.
For the first quarter of 2011, our two largest customers accounted for 34% of net revenue (36% for the first quarter of 2010) with one of those customers accounting for 18% of our net revenue, and another customer accounting for 16% of our net revenue. These two largest customers accounted for 33% of net accounts receivable at April 2, 2011 (44% at December 25, 2010).
Investing Activities
The decrease in cash used for investing activities in the first quarter of 2011, compared to the first quarter of 2010, was primarily due to net sales and maturities of available-for-sale investments and trading assets during the first quarter of 2011 as compared to net purchases of available-for-sale investments and trading assets during the first quarter of 2010. These decreases were partially offset by higher cash paid for acquisitions and, to a lesser extent, an increase in capital expenditures as we build and equip our 22nm process technology manufacturing capacity.
Financing Activities
The increase in cash used for financing activities in the first quarter of 2011, compared to the first quarter of 2010, was primarily due to repurchases of common stock under our authorized common stock repurchase program during the first quarter of 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity
Cash generated by operations is our primary source of liquidity. As of April 2, 2011, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $11.5 billion ($21.5 billion as of December 25, 2010). The majority of the decrease from the fourth quarter of 2010 is due to the cash required to fund our acquisition of McAfee in the first quarter of 2011. In addition to the $11.5 billion, we have $2.7 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better.
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first quarter of 2011 were $200 million, although no commercial paper remained outstanding as of April 2, 2011. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of April 2, 2011. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
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
Marketable Debt Instruments
As of April 2, 2011, our assets measured and recorded at fair value on a recurring basis included $12.6 billion of marketable debt instruments. Of these instruments, $1.4 billion was classified as Level 1, $10.8 billion as Level 2, and $302 million as Level 3.
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
Of the $10.8 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 40% of the balance was classified as Level 2 due to the usage of a discounted cash flow model and approximately 60% due to the use of non-binding market consensus prices that are corroborated with observable market data.
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
Equity Securities
As of April 2, 2011, our portfolio of assets measured and recorded at fair value on a recurring basis included $1.5 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Contractual Obligations
In January 2011, we entered into a long-term patent cross-license agreement with NVIDIA Corporation. Under the agreement, we receive a license to all of NVIDIA’s patents, while NVIDIA products are licensed to our patents subject to exclusion for x86 products, certain chipsets, and certain flash memory technology products. The agreement also included settlement of the existing litigation between the companies as well as broad mutual general releases. We agreed to make payments totaling $1.5 billion to NVIDIA over six years ($300 million in each of January 2011, 2012, and 2013; and $200 million in each of January 2014, 2015, and 2016).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 25, 2010. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of April 2, 2011 and December 25, 2010. Actual results may differ materially.
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
As of April 2, 2011, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $1.5 billion ($1.5 billion as of December 25, 2010). Our marketable equity investments in Micron, Imagination Technologies Group PLC, Clearwire Corporation, and VMware Inc. were carried at a total fair market value of $1.2 billion, or 80% of our marketable equity portfolio, as of April 2, 2011. Our marketable equity method investment in SMART Technologies Inc. is excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 40% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $420 million, based on the value as of April 2, 2011 (a decrease in value of approximately $365 million, based on the value as of December 25, 2010 using an assumed loss of 40%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $906 million as of April 2, 2011 ($872 million as of December 25, 2010). As of April 2, 2011, the carrying amount of our non-marketable equity method investments was $1.8 billion ($1.8 billion as of December 25, 2010). A substantial majority of this balance as of April 2, 2011 was concentrated in our IMFT/IMFS investment of $1.4 billion ($1.5 billion as of December 25, 2010).

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
ITEM 1A. RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2010.
Fluctuations in demand for our products may harm our financial results and are difficult to forecast.
If demand for our products fluctuates, our revenue and profitability could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	changes in business and economic conditions, including downturns in the semiconductor industry and the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, unemployment levels, and energy or other commodity prices;

•	changes in the level of customers’ components inventories;

•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;

•	changes in customer product needs;

•	strategic actions taken by our competitors;

•	market acceptance of our products; and

•	potential disruptions in the high technology supply chain resulting from the recent disaster in Japan.
If product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would have a negative impact on our gross margin. In addition, if product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment as well as intangible assets, which would increase our expenses. Factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. In the long term, if product demand increases, we may not be able to add manufacturing or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.
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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 24: Contingencies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, we are currently engaged in a number of litigation and regulatory matters. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products, precluding particular business practices, or requiring other remedies, such as compulsory licensing of intellectual property. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.
Fluctuations in the mix of products sold may harm our financial results.
Because of the wide price differences among and within notebook, netbook, tablet, desktop, and server microprocessors, the mix and types of performance capabilities of microprocessors sold affect the average selling prices of our products and have a substantial impact on our revenue and gross margin. Our financial results also depend in part on the mix of other products that we sell, such as chipsets, flash memory, and other semiconductor products. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result can harm our financial results.
Our global operations subject us to risks that may harm our results of operations and financial condition.
We have sales offices, R&D, manufacturing, assembly and test facilities, and other facilities in many countries, and some business activities may be concentrated in one or more geographic areas. As a result, we are subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries or on a geographic basis, which could harm our results of operations and financial condition, including:
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
In addition, although substantially all of our revenue is transacted in U.S. dollars, we incur a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, as well as conduct certain investing and financing activities, in local currencies. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements; therefore, fluctuations in exchange rates could harm our results and financial condition. In addition, changes in tariff and import regulations and in U.S. and non-U.S. monetary policies may harm our results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

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
These costs could be substantial and may therefore increase our expenses and lower our gross margin. In addition, our reputation with our customers or users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. The announcement of product defects and errata could cause customers to purchase products from our competitors as a result of anticipated shortages of Intel components or for other reasons. These factors could harm our financial results and the prospects for our business.
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
We regularly face attempts by others to gain unauthorized access through the Internet to our information technology systems, such as when they masquerade as authorized users or surreptitiously introduce software. These attempts, which might be the result of industrial or other espionage, or actions by hackers seeking to harm the company, its products, or end users, are sometimes successful. In part because of the high profile of our McAfee subsidiary in the network and system protection business, we might become a target of computer hackers who create viruses to sabotage or otherwise attack our products and services. Hackers might attempt to penetrate our network security and gain access to our network and our data centers, misappropriate our or our customers’ proprietary information, including personally identifiable information, or cause interruptions of our internal systems and services. We seek to detect and investigate these security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in R&D, product development, and marketing could be reduced; and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data, or system reliability. Our business could be subject to significant disruption, and we could suffer monetary and other losses, including the cost of product recalls and returns and reputational harm, in the event of such incidents and claims.
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

We face risks related to our product sales through distributors and other third parties.
We sell a portion of our products through third parties such as distributors, value-added resellers, OEMs, ISPs and channel partners (collectively referred to as distributors). Using third parties for distribution exposes us to numerous risks, including competitive pressure, concentration, credit risk, and compliance risks. Our distributors may sell other companies products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a particular product, and the loss of these distributors could adversely impact our revenue. Our distributors may face financial difficulties, including bankruptcy, which could adversely impact our collection of accounts receivable and negatively affect our financial results. Violations of FCPA or similar laws by distributors or other third party intermediaries could have a material impact on our business. If we fail to manage these or other risks related to our use of distributors successfully, our sales may be reduced, our expenses may be increased, and our competitive position may be weakened.
We face risks related to our sales to government entities.
We derive a portion of our revenues from sales to U.S. and foreign federal, state, and local governments and their respective agencies. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays could negatively impact demand for our products and services. Additionally, government contracts are subject to government oversight on matters such as special rules on accounting, expenses, reviews and security, and our failure to comply with such special rules could result in civil and criminal penalties and administrative sanction, including termination of contracts, fines and suspensions, or debarment from future government business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, amended in January 2011, from our Board of Directors to repurchase up to $35 billion in shares of our common stock in open market or negotiated transactions. As of April 2, 2011, $10.2 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our authorized plan during the first quarter of 2011 was as follows (in millions, except per share amounts):

			Total Number of	Dollar Value of
	Total Number		Shares Purchased as	Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Plans	Under the Plans
December 26, 2010-January 29, 2011	16.0	$21.67	16.0	$13,885
January 30, 2011-February 26, 2011	76.4	$21.63	76.4	$12,232
February 27, 2011-April 2, 2011	96.7	$20.68	96.7	$10,232

Total	189.1	$21.15	189.1

Our repurchases during the first quarter of 2011 were executed in privately negotiated transactions.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although these withheld shares are not issued or considered common stock repurchases under our authorized plan and are not included in the common stock repurchase totals in the preceding table, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

ITEM 6. EXHIBITS

Incorporated by Reference
Filed or
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006

3.2	Intel Corporation Bylaws, as amended on May 19, 2009	8-K	000-06217	3.1	5/22/2009

4.1	Indenture dated as of March 29, 2006 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.) (the “Open-Ended Indenture”)	S-3ASR	333-132865	4.4	3/30/2006

10.1 **	Offer Letter by and between Intel Corporation and Doug Melamed dated November 10, 2009					X

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

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

INTEL CORPORATION (Registrant)
Date: May 9, 2011	By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, and Principal Accounting Officer