Form 10-Q
period 2011-07-02
INTEL CORP
filed 2011-08-08
CIK 50863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 29, 2011
Common stock, $0.001 par value	5,251 million

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions, Except Per Share Amounts)	2011	2010	2011	2010

Net revenue	$13,032	$10,765	$25,879	$21,064
Cost of sales	5,130	3,530	10,092	7,300

Gross margin	7,902	7,235	15,787	13,764

Research and development	1,986	1,666	3,902	3,230
Marketing, general and administrative	1,905	1,584	3,680	3,098
Amortization of acquisition-related intangibles	76	4	112	7

Operating expenses	3,967	3,254	7,694	6,335

Operating income	3,935	3,981	8,093	7,429
Gains (losses) on equity method investments, net	(66)	76	(108)	37
Gains (losses) on other equity investments, net	41	117	111	125
Interest and other, net	21	11	206	40

Income before taxes	3,931	4,185	8,302	7,631

Provision for taxes	977	1,298	2,188	2,302

Net income	$2,954	$2,887	$6,114	$5,329

Basic earnings per common share	$0.56	$0.52	$1.14	$0.96

Diluted earnings per common share	$0.54	$0.51	$1.11	$0.94

Cash dividends declared per common share	$—	$—	$0.3624	$0.3150

Weighted average common shares outstanding:
Basic	5,294	5,563	5,376	5,546

Diluted	5,441	5,711	5,527	5,696

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	July 2,	Dec. 25,
(In Millions)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,635	$5,498
Short-term investments	3,106	11,294
Trading assets	3,806	5,093
Accounts receivable, net	3,359	2,867
Inventories	4,030	3,757
Deferred tax assets	1,973	1,488
Other current assets	2,193	1,614

Total current assets	23,102	31,611

Property, plant and equipment, net of accumulated depreciation of $34,093 ($32,582 as of December 25, 2010)	20,778	17,899
Marketable equity securities	892	1,008
Other long-term investments	992	3,026
Goodwill	9,141	4,531
Identified intangible assets, net	6,700	860
Other long-term assets	4,484	4,251

Total assets	$66,089	$63,186

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$71	$38
Accounts payable	2,742	2,290
Accrued compensation and benefits	2,111	2,888
Accrued advertising	1,086	1,007
Deferred income	1,824	747
Other accrued liabilities	2,520	2,357

Total current liabilities	10,354	9,327

Long-term income taxes payable	188	190
Long-term debt	2,090	2,077
Long-term deferred tax liabilities	2,215	926
Other long-term liabilities	2,519	1,236
Contingencies (Note 26)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,285 shares issued and outstanding (5,581 issued and 5,511 outstanding as of December 25, 2010)	16,245	16,178
Accumulated other comprehensive income (loss)	466	333
Retained earnings	32,012	32,919

Total stockholders’ equity	48,723	49,430

Total liabilities and stockholders’ equity	$66,089	$63,186

See accompanying notes.

INTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	July 2,	June 26,
(In Millions)	2011	2010
Cash and cash equivalents, beginning of period	$5,498	$3,987

Cash flows provided by (used for) operating activities:
Net income	6,114	5,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,535	2,166
Share-based compensation	562	480
Net loss on retirement of assets	56	16
Excess tax benefit from share-based payment arrangements	(26)	(62)
Amortization of intangibles	411	124
(Gains) losses on equity method investments, net	108	(37)
(Gains) losses on other equity investments, net	(111)	(125)
(Gains) losses on divestitures	(164)	—
Deferred taxes	31	2
Changes in assets and liabilities:
Accounts receivable	(388)	(147)
Inventories	(184)	(395)
Accounts payable	388	243
Accrued compensation and benefits	(832)	(513)
Income taxes payable and receivable	(466)	(23)
Other assets and liabilities	(50)	507

Total adjustments	1,870	2,236

Net cash provided by operating activities	7,984	7,565

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(5,207)	(1,976)
Acquisitions, net of cash acquired	(8,291)	(70)
Purchases of available-for-sale investments	(5,213)	(6,863)
Sales of available-for-sale investments	8,754	337
Maturities of available-for-sale investments	7,087	5,625
Purchases of trading assets	(3,820)	(4,791)
Maturities and sales of trading assets	5,258	3,571
Origination of loans receivable	(30)	(439)
Investments in non-marketable equity investments	(295)	(169)
Return of equity method investments	113	99
Proceeds from divestitures	50	—
Other investing	167	34

Net cash used for investing activities	(1,427)	(4,642)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	33	43
Proceeds from government grants	56	79
Excess tax benefit from share-based payment arrangements	26	62
Proceeds from sales of shares through employee equity incentive plans	587	386
Repurchase of common stock	(6,180)	(219)
Payment of dividends to stockholders	(1,955)	(1,747)

Net cash used for financing activities	(7,433)	(1,396)

Effect of exchange rate fluctuations on cash and cash equivalents	13	—

Net increase (decrease) in cash and cash equivalents	(863)	1,527

Cash and cash equivalents, end of period	$4,635	$5,514

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$2,596	$2,359
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
In the first quarter of 2011, we completed the acquisition of McAfee, Inc. (for further information, see “Note 15: Acquisitions”). Certain of the operations acquired from McAfee have a functional currency other than the U.S. dollar. As a result, translation adjustments have been recorded through accumulated other comprehensive income (loss) beginning in 2011.
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
Note 2: Accounting Policies
We have adopted additional revenue recognition accounting policies as they apply to the acquired McAfee business. Revenue from license agreements with our McAfee business generally includes service and support agreements for which the related revenue is deferred and recognized ratably over the performance period. Revenue derived from online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is recognized as services are performed or if required, upon customer acceptance. For arrangements with multiple elements, including software licenses, maintenance, and/or services, revenue is allocated across the separately identified deliverables and may be recognized or deferred. When vendor-specific objective evidence (VSOE) does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Direct costs, such as costs related to revenue-sharing and royalty arrangements associated with license arrangements, as well as component costs associated with product revenue, are deferred and amortized over the same period that the related revenue is recognized.
Note 3: Accounting Changes
In the first quarter of 2011, we adopted new standards for revenue recognition with multiple deliverables. These new standards change the determination of whether the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the method by which revenue is allocated to the separately identified deliverables. The adoption of these new standards did not have a significant impact on our consolidated condensed financial statements.
In the first quarter of 2011, we adopted new standards that remove certain tangible products and associated software from the scope of the software revenue recognition guidance. The adoption of these new standards did not have a significant impact on our consolidated condensed financial statements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 4: Recent Accounting Standards
In May 2011, the Financial Accounting Standards Board (FASB) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for us beginning in the first quarter of 2012; early adoption of these standards is prohibited. We do not expect these new standards to significantly impact our consolidated condensed financial statements.
In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require that we present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These new standards are effective for us beginning in the first quarter of 2012 and are to be applied retrospectively. These amended standards will impact the presentation of other comprehensive income but will not impact our financial position or results of operations.
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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Our marketable debt instruments that are classified as Level 3 are classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate non-binding market consensus prices and non-binding broker quotes using available unobservable data.
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of July 2, 2011 and December 25, 2010:

	July 2, 2011				December 25, 2010
	Fair Value Measured and Recorded at				Fair Value Measured and Recorded at
	Reporting Date Using				Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$2,272	$—	$2,272	$—	$2,600	$—	$2,600
Bank deposits	—	889	—	889	—	560	—	560
Money market fund deposits	550	—	—	550	34	—	—	34
Government bonds	465	—	—	465	1,279	505	—	1,784
Short-term investments:
Commercial paper	—	1,505	—	1,505	—	2,712	—	2,712
Corporate bonds	107	693	8	808	121	1,378	1	1,500
Government bonds	125	451	—	576	4,890	1,320	—	6,210
Bank deposits	—	210	—	210	—	858	—	858
Asset-backed securities	—	—	7	7	—	—	14	14
Trading assets:
Government bonds	230	1,722	—	1,952	311	2,115	—	2,426
Corporate bonds	204	738	—	942	199	916	—	1,115
Municipal bonds	—	350	—	350	—	375	—	375
Commercial paper	—	305	—	305	—	488	—	488
Asset-backed securities	—	—	146	146	—	—	190	190
Bank deposits	—	69	—	69	—	108	—	108
Money market fund deposits	32	—	—	32	3	—	—	3
Marketable equity securities	10	—	—	10	388	—	—	388
Other current assets:
Derivative assets	—	209	—	209	—	330	—	330
Loans receivable	—	36	—	36	—	—	—	—
Marketable equity securities	841	51	—	892	785	223	—	1,008
Other long-term investments:
Corporate bonds	73	404	57	534	104	601	50	755
Government bonds	—	351	—	351	83	2,002	—	2,085
Bank deposits	—	55	—	55	—	133	—	133
Asset-backed securities	—	—	52	52	—	—	53	53
Other long-term assets:
Loans receivable	—	651	—	651	—	642	—	642
Derivative assets	—	2	29	31	—	19	31	50

Total assets measured and recorded at fair value	$2,637	$10,963	$299	$13,899	$8,197	$17,885	$339	$26,421

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$166	$6	$172	$—	$201	$7	$208
Long-term debt	—	—	128	128	—	—	128	128
Other long-term liabilities:
Derivative liabilities	—	85	—	85	—	47	—	47

Total liabilities measured and recorded at fair value	$—	$251	$134	$385	$—	$248	$135	$383

Government bonds include bonds issued or deemed to be guaranteed by government entities, such as instruments issued by non-U.S. governments, U.S. Treasury securities, Federal Deposit Insurance Corporation (FDIC)-insured corporate bonds, and U.S. agency securities.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended July 2, 2011 and for the twelve months ended December 25, 2010:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 25, 2010	$51	$257	$31	$(7)	$(128)
Total gains or losses (realized and unrealized):
Included in earnings	—	(1)	(2)	1	—	(2)
Included in other comprehensive income (loss)	7	(1)	—	—	—	6
Purchases	12	13	3	—	—
Settlements and maturities	(5)	(63)	—	—	—
Transfers out of Level 3	—	—	(3)	—	—

Balance as of July 2, 2011	$65	$205	$29	$(6)	$(128)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of July 2, 2011	$—	$(1)	$(2)	$1	$—	$(2)

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Corporate	Asset-Backed	Derivative	Derivative	Long-term	Total Gains
(In Millions)	Bonds	Securities	Assets	Liabilities	Debt	(Losses)
Balance as of December 26, 2009	$369	$754	$31	$(65)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	6	(3)	(2)	(5)	(6)
Included in other comprehensive income (loss)	4	9	—	—	—	13
Purchases	6	—	7	—	—
Sales	(44)	(28)	(4)	—	—
Settlements and maturities	(75)	(484)	—	—	—
Transfers out of Level 3	(207)	—	—	60	—

Balance as of December 25, 2010	$51	$257	$31	$(7)	$(128)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of December 25, 2010	$—	$6	$(4)	$(1)	$(5)	$(4)
For all periods presented, gains and losses (realized and unrealized) included in earnings were primarily reported outside of operating income. During 2010, we transferred corporate bonds from Level 3 to Level 2 due to improved availability of observable market data and non-binding market consensus prices to value or corroborate the value of these instruments. Our policy is to reflect transfers in and transfers out at the beginning of the quarter in which a change in circumstances resulted in the transfer.
Fair Value Option for Financial Assets/Liabilities
We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of July 2, 2011, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. These loans receivable are classified within other long-term assets and other current assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During the three and six months ended July 2, 2011, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies and were insignificant during the three and six months ended July 2, 2011. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We elected this fair value option for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. The 2007 Arizona bonds are included in long-term debt. As of July 2, 2011 and December 25, 2010, no other instruments were similar to the 2007 Arizona bonds for which we elected fair value treatment.
As of July 2, 2011, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds and the related total return swap are recorded in interest and other, net. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-marketable equity investments and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the six months ended July 2, 2011, and the gains (losses) recorded during the three and six months ended July 2, 2011 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying				Three Months	Six Months
	Value as of	Fair Value Measured and Recorded Using			Ended	Ended
(In Millions)	July 2, 2011	Level 1	Level 2	Level 3	July 2, 2011	July 2, 2011
Non-marketable equity investments	$37	$—	$—	$37	$(8)	$(22)
Property, plant and equipment	$—	$—	$—	$—	$—	$(10)

Total gains (losses) for assets held as of July 2, 2011					$(8)	$(32)

Gains (losses) for property, plant and equipment no longer held					$(19)	$(45)

Total gains (losses) for recorded non-recurring measurement					$(27)	$(77)

The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the six months ended June 26, 2010, and the gains (losses) recorded during the three and six months ended June 26, 2010 on those assets:

					Total Gains	Total Gains
					(Losses) for	(Losses) for
	Net Carrying				Three Months	Six Months
	Value as of	Fair Value Measured and Recorded Using			Ended	Ended
(In Millions)	June 26, 2010	Level 1	Level 2	Level 3	June 26, 2010	June 26, 2010
Non-marketable equity investments	$126	$—	$—	$130	$(17)	$(63)

Total gains (losses) for assets held as of June 26, 2010					$(17)	$(63)

Gains (losses) for property, plant and equipment no longer held					$(7)	$(40)

Total gains (losses) for recorded non-recurring measurement					$(24)	$(103)

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

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
A portion of our non-marketable equity investments were measured and recorded at fair value in the first half of 2011 and 2010 due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, and costs are developed using historical data and available market data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, and the terms of the investees’ issued interests.
Additionally, certain of our property, plant and equipment was measured and recorded at fair value during the first half of 2011 and 2010 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in impairment charges. Most of these asset impairments related to manufacturing assets.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We measure the fair value of our non-marketable equity investments, marketable equity method investment, debt carried at amortized cost, and cost method loans receivable quarterly for disclosure purposes; however, they are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis as of July 2, 2011 and December 25, 2010 were as follows:

	July 2, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
(In Millions)	Amount	Value	Amount	Value
Non-marketable equity investments	$2,713	$5,725	$2,633	$5,144
Marketable equity method investment	$34	$103	$31	$167
Loans receivable	$230	$230	$208	$208
Long-term debt	$1,962	$2,204	$1,949	$2,283
As of July 2, 2011 and December 25, 2010, the unrealized loss position of our non-marketable equity investments was not significant.
Our marketable equity method investment is our ownership interest in SMART Technologies, Inc. The fair value of our ownership interest in SMART was $103 million based on the quoted closing stock price as of July 2, 2011 ($167 million as of December 25, 2010).
The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $687 million as of July 2, 2011 ($642 million as of December 25, 2010). The carrying amount and fair value of long-term debt exclude long-term debt measured and recorded at a fair value of $128 million as of July 2, 2011 ($128 million as of December 25, 2010).
The fair value of our loans receivable is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The fair value of our long-term debt takes into consideration variables such as credit-rating changes and interest rate changes. The credit quality of our loans receivable remains high, with credit ratings of BBB+/A2 or better as of July 2, 2011.
In addition to the financial instruments in the table above, we incurred a liability as result of entering into a long-term patent cross-license agreement with NVIDIA Corporation in January 2011. We agreed to make payments to NVIDIA over six years. For further information on the payment terms and recognition of licensed technology intangible assets, see “Note 18: Identified Intangible Assets.” As of July 2, 2011, the carrying amount of the liability arising from the agreement was $1.1 billion and is classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value of the liability arising from the NVIDIA cross-license agreement approximates the carrying amount. The fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 6: Trading Assets
Trading assets as of July 2, 2011 and December 25, 2010 were as follows:

	July 2,	Dec. 25,
(In Millions)	2011	2010
Marketable debt instruments	$3,796	$4,705
Marketable equity securities	10	388

Total trading assets	$3,806	$5,093

Net gains on marketable debt instruments classified as trading assets still held at the reporting date were $16 million in the second quarter of 2011 and $66 million in the first half of 2011 (net losses of $173 million in the second quarter of 2010 and $234 million in the first half of 2010). Net losses on the related derivatives were $13 million in the second quarter of 2011 and $53 million in the first half of 2011 (net gains of $143 million in the second quarter of 2010 and $191 million in the first half of 2010).
Net losses on marketable equity securities classified as trading assets still held at the reporting date, excluding the impacts of the related derivatives, were insignificant in the second quarter of 2011 and in the first half of 2011 (net gains of $38 million in the second quarter of 2010 and first half of 2010).
In 2010, we sold our ownership in Numonyx B.V. to Micron Technology, Inc. The Micron common stock we received in the transaction was classified as marketable equity securities within trading assets. During the second quarter of 2011, we sold our remaining shares in Micron.
Note 7: Available-for-Sale Investments
Available-for-sale investments as of July 2, 2011 and December 25, 2010 were as follows:

	July 2, 2011				December 25, 2010
		Gross	Gross			Gross	Gross
	Adjusted	Unrealized	Unrealized	Fair	Adjusted	Unrealized	Unrealized	Fair
(In Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Commercial paper	$3,777	$—	$—	$3,777	$5,312	$—	$—	$5,312
Government bonds	1,392	1	(1)	1,392	10,075	9	(5)	10,079
Corporate bonds	1,332	13	(3)	1,342	2,250	9	(4)	2,255
Bank deposits	1,155	—	(1)	1,154	1,550	1	—	1,551
Marketable equity securities	334	568	(10)	892	380	629	(1)	1,008
Asset-backed securities	69	—	(10)	59	76	—	(9)	67
Money market fund deposits	550	—	—	550	34	—	—	34

Total available-for-sale investments	$8,609	$582	$(25)	$9,166	$19,677	$648	$(19)	$20,306

In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities, such as instruments issued by non-U.S. governments, U.S. Treasury securities, FDIC-insured corporate bonds, and U.S. agency securities. Bank deposits were primarily issued by institutions outside the U.S. as of July 2, 2011 and December 25, 2010.
The amortized cost and fair value of available-for-sale debt investments as of July 2, 2011, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$6,726	$6,724
Due in 1–2 years	643	650
Due in 2–5 years	283	288
Due after 5 years	4	3
Instruments not due at a single maturity date	619	609

Total	$8,275	$8,274

Instruments not due at a single maturity date in the table above includes asset-backed securities and money market fund deposits.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
We sold available-for-sale investments for proceeds of $1.2 billion in the second quarter of 2011 and $8.8 billion in the first half of 2011 ($44 million in the second quarter of 2010 and $337 million in the first half of 2010). Substantially all of the proceeds in the first half of 2011 were from debt investments that were primarily used to fund our acquisition of McAfee. The gross realized gains on sales of available-for-sale investments were $36 million in the second quarter of 2011 and $64 million in the first half of 2011 ($12 million in the second quarter of 2010 and $79 million in the first half of 2010) and were primarily related to our sales of marketable equity securities. We determine the cost of an investment sold on an average cost basis at the individual security level.
The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions)	2011	2010	2011	2010
Net unrealized holding gains (losses) included in other comprehensive income (loss)	$(12)	$(17)	$24	$134
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$44	$7	$88	$74
Note 8: Inventories
Inventories at the end of each period were as follows:

	July 2,	Dec. 25,
(In Millions)	2011	2010
Raw materials	$546	$471
Work in process	1,450	1,887
Finished goods	2,034	1,399

Total inventories	$4,030	$3,757

Note 9: Derivative Financial Instruments
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
Our currency risk management programs include:
•	Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. All of our currency forward contracts are settled at maturity involving one cash-payment exchange. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated condensed statements of income as the impact of the hedged transaction.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
•	Currency derivatives without hedge accounting designation that utilize currency forward contracts, or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, non-U.S.-dollar-denominated debt instruments classified as trading assets, and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. The majority of these instruments mature within 12 months. The currency interest rate swaps are settled at various interest payment times involving cash payments at each interest and principal payment date with the majority of the contracts having quarterly payments. Changes in the U.S.-dollar-equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the line item on the consolidated condensed statements of income most closely associated with the related exposures, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on other equity investments, net.
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
Our interest rate risk management programs include:
•	Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of debt instruments. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated condensed statements of income as the impact of the hedged transaction.

•	Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. Floating interest rates on the swaps are reset on a monthly, quarterly, or semiannual basis. Changes in fair value of the debt instruments classified as trading assets and hedges of loans receivable recognized at fair value are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.
Equity Market Risk
Our marketable investments include marketable equity securities and equity derivative instruments. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activities. We may enter into transactions to reduce or eliminate the equity market risks for our investments in strategic equity derivative instruments. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our equity market risk management program includes equity derivatives without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on other equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, which are both recorded in cost of sales and operating expenses.
In the second quarter of 2010, we sold our ownership interest in Numonyx to Micron for consideration consisting of shares of Micron. We also entered into equity option transactions that economically hedged a portion of the ownership interest in Micron that we acquired. In the second quarter of 2011, we sold our remaining ownership interest in Micron and the related equity options matured.
Commodity Price Risk
We operate facilities that consume commodities, and have established forecasted transaction risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Volume of Derivative Activity
Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

	July 2,	Dec. 25,	June 26,
(In Millions)	2011	2010	2010
Currency forwards	$8,661	$8,502	$6,940
Interest rate swaps	2,055	2,166	2,156
Currency interest rate swaps	1,713	2,259	2,287
Embedded debt derivatives	3,600	3,600	3,600
Total return swaps	797	627	525
Equity options	44	496	511
Currency options	—	94	94
Other	120	66	68

Total	$16,990	$17,810	$16,181

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) were as follows:

	July 2,	Dec. 25,	June 26,
(In Millions)	2011	2010	2010
Euro	$4,289	$4,445	$4,371
Japanese yen	2,935	3,440	2,412
Israeli shekel	1,459	1,191	712
Chinese yuan	403	347	368
Malaysian ringgit	365	382	310
British pound sterling	368	424	514
Other	555	626	634

Total	$10,374	$10,855	$9,321

Credit-Risk-Related Contingent Features
An insignificant amount of our derivative instruments contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. As of July 2, 2011 and December 25, 2010, we did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets
The fair values of our derivative instruments as of July 2, 2011 and December 25, 2010 were as follows:

	July 2, 2011				Dec. 25, 2010
	Other	Other	Other	Other	Other	Other	Other	Other
	Current	Long-Term	Accrued	Long-Term	Current	Long-Term	Accrued	Long-Term
(In Millions)	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
Derivatives designated as hedging instruments
Currency forwards	$171	$2	$9	$1	$120	$3	$43	$3
Other	2	—	—	—	2	—	—	—

Total derivatives designated as hedging instruments	$173	$2	$9	$1	$122	$3	$43	$3

Derivatives not designated as hedging instruments
Currency forwards	$28	$—	$17	$—	$35	$—	$14	$—
Interest rate swaps	1	—	80	—	2	—	96	—
Currency interest rate swaps	7	—	60	48	64	17	47	13
Embedded debt derivatives	—	—	—	36	—	—	—	31
Total return swaps	—	5	—	—	41	6	—	—
Equity options	—	1	6	—	65	5	7	—
Other	—	23	—	—	1	19	1	—

Total derivatives not designated as hedging instruments	$36	$29	$163	$84	$208	$47	$165	$44

Total derivatives	$209	$31	$172	$85	$330	$50	$208	$47

Derivatives in Cash Flow Hedging Relationships
The before-tax effects of derivative instruments in cash flow hedging relationships for the three and six months ended July 2, 2011 and June 26, 2010 were as follows:

	Gains (Losses)
	Recognized in
	OCI on Derivatives		Gains (Losses) Reclassified from Accumulated
	(Effective Portion)		OCI Into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	Q2 2011	Q2 2010	Location	Q2 2011	Q2 2010
Currency forwards	$55	$(126)	Cost of sales	$42	$8
			Research and development	15	8
			Marketing, general and administrative	12	(1)
Other	(1)	3	Cost of sales	1	(1)

Total	$54	$(123)		$70	$14

	Gains (Losses)
	Recognized in
	OCI on Derivatives		Gains (Losses) Reclassified from Accumulated
	(Effective Portion)		OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	YTD 2011	YTD 2010	Location	YTD 2011	YTD 2010
Currency forwards	$256	$(178)	Cost of sales	$76	$29
			Research and development	23	17
			Marketing, general and administrative	17	6
Other	2	3	Cost of sales	2	(3)

Total	$258	$(175)		$118	$49

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding tables. We estimate that we will reclassify approximately $165 million (before taxes) of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Derivatives Not Designated as Hedging Instruments
The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income were as follows:

		Three Months Ended		Six Months Ended
	Location of Gains (Losses)	July 2,	June 26,	July 2,	June 26,
(In Millions)	Recognized in Income on Derivatives	2011	2010	2011	2010
Currency forwards	Interest and other, net	$2	$108	$16	$143
Interest rate swaps	Interest and other, net	(18)	(33)	(19)	(46)
Currency interest rate swaps	Interest and other, net	(18)	144	(128)	226
Total return swaps	Various	(3)	(26)	20	(2)
Equity options	Gains (losses) on other equity investments, net	51	50	(66)	15
Other	Gains (losses) on other equity investments, net	—	—	2	(4)

Total		$14	$243	$(175)	$332

Note 10: Other Long-Term Assets
Other long-term assets at the end of each period were as follows:

	July 2,	Dec. 25,
(In Millions)	2011	2010
Equity method investments	$1,738	$1,791
Non-marketable cost method investments	1,009	872
Non-current deferred tax assets	357	289
Loans receivable	651	741
Other	729	558

Total other long-term assets	$4,484	$4,251

Note 11: Equity Method Investments
IMFT/IMFS
Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. As of July 2, 2011, we owned a 49% interest in IMFT and a 14% interest in IMFS. The carrying value of our investment in IMFT/IMFS was $1.3 billion as of July 2, 2011 ($1.5 billion as of December 25, 2010) and is classified within other long-term assets. The IMFS fabrication facility began initial production in the second quarter of 2011. IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. As a result of the reduction of our ownership interest in IMFS during 2010 and 2011, Micron now appoints the majority of the managers on the IMFS board. These ventures are expected to operate until 2016 but are subject to earlier termination under certain terms and conditions.
These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT/IMFS as of July 2, 2011. As of July 2, 2011, except for the amount due to IMFT/IMFS for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheet in connection with our interests in these joint ventures. In addition to the potential loss of our existing investment, our actual losses could be higher, as Intel and Micron are liable for other future operating costs or obligations of IMFT/IMFS. In addition, future cash calls could increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s and 43% of IMFS’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value. Our contractual commitment to purchase product output and fund production-related services adjusts to changes in our ownership percentage on a one-year lag.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Our portion of IMFT/IMFS costs, primarily related to product purchases and production-related services, was approximately $250 million during the second quarter of 2011 and approximately $470 million during the first half of 2011 (approximately $190 million during the second quarter of 2010 and approximately $380 million during the first half of 2010). The amount due to IMFT/IMFS for product purchases and services provided was approximately $110 million as of July 2, 2011 (approximately $105 million as of December 25, 2010). During the first half of 2011, $113 million was returned to Intel by IMFT/IMFS, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($99 million during the first half of 2010).
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
Intel-GE Care Innovations, LLC
In the first quarter of 2011, Intel and General Electric Company (GE) formed an equally owned joint venture, Intel-GE Care Innovations, LLC (Care Innovations), in the healthcare industry that focuses on independent living and delivery of health-related services via telecommunications. The company was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group. As a result of the formation of Care Innovations, we recognized a gain of $164 million in the first quarter of 2011 that is recorded in interest and other, net. Our investment in Care Innovations was $159 million as of July 2, 2011 and is classified in other long-term assets.
Care Innovations is dependent upon Intel and GE for any additional cash requirements and, therefore, is a variable interest entity. Our known maximum exposure to loss approximated the carrying value of our investment balance in Care Innovations as of July 2, 2011. In addition to the potential loss of our existing investment, our actual losses could be higher, as we are liable to contribute additional future funding up to approximately $65 million if Care Innovations were to meet established milestones.
Intel and GE share the power to direct all of Care Innovations’ activities that most significantly impact its economic performance. As a result, we account for our interests in Care Innovations under the equity method of accounting.
Note 12: Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net included:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions)	2011	2010	2011	2010
Equity method losses, net	$(67)	$(9)	$(129)	$(44)
Impairment charges	—	(6)	—	(10)
Other, net	1	91	21	91

Total gains (losses) on equity method investments, net	$(66)	$76	$(108)	$37

Note 13: Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net included:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions)	2011	2010	2011	2010
Impairment charges	$(9)	$(11)	$(23)	$(53)
Gains on sales, net	42	20	87	103
Other, net	8	108	47	75

Total gains (losses) on other equity investments, net	$41	$117	$111	$125

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 14: Interest and Other, Net
The components of interest and other, net were as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions)	2011	2010	2011	2010
Interest income	$20	$29	$48	$55
Interest expense	—	—	(6)	—
Other, net	1	(18)	164	(15)

Total interest and other, net	$21	$11	$206	$40

In the first quarter of 2011, we recognized a gain upon formation of the Intel and GE joint venture, Care Innovations, of $164 million, included within “other, net,” in the table above. See “Note 11: Equity Method Investments,” for further information.
Note 15: Acquisitions
McAfee, Inc.
On February 28, 2011, we completed the acquisition of McAfee by acquiring all issued and outstanding common shares in exchange for cash. The acquired company will continue to operate as McAfee and offer products for endpoint security, system security, consumer security, network security, and risk and compliance. In addition to managing the existing McAfee business, the objective of the acquisition is to accelerate and enhance the combination of hardware and software security solutions, improving the overall security of our platforms.
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

The preliminary goodwill of $4.3 billion arising from the acquisition is primarily attributed to the assembled workforce of McAfee and synergies to enable the combination of security and hardware from a single company to protect online devices. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. For the information on the assignment of preliminary goodwill for the acquisition, see “Note 17: Goodwill.”

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
Other 2011 Acquisitions
During the first half of 2011, in addition to the McAfee acquisition, we completed seven acquisitions qualifying as business combinations in exchange for total consideration of $1.7 billion, substantially all cash consideration. Total net cash consideration to acquire the Wireless Solutions (WLS) business of Infineon Technologies AG, which operates as Intel Mobile Communications (IMC), was $1.4 billion. The WLS business offers mobile phone components such as baseband processors, radio frequency transceivers, and power management chips. In addition to managing the existing WLS business, the objective of the acquisition is to provide solutions that enable a broad range of computing applications to have wireless connectivity.
The allocation of purchase consideration to assets and liabilities acquired in the acquisition of the WLS business is not yet finalized. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are the valuation of net tangible assets acquired, residual goodwill, and the allocation of goodwill to our reporting units. The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisitions completed during the first half of 2011, excluding McAfee, was allocated as follows:

(In Millions)
Fair value of net tangible assets acquired	$157
Goodwill	248
Identified intangible assets	1,295

Total	$1,700

For the information on the assignment of preliminary goodwill for the acquisitions, see “Note 17: Goodwill.”
The identified intangible assets assumed in the acquisitions completed during the first half of 2011, excluding McAfee, were recognized as follows:

		Estimated
	Fair Value	Useful Life
	(In Millions)	(In Years)

Developed technology	$1,037	3–9
Customer relationships	96	5–8
Other intangible assets	43	2–5

Total identified intangible assets subject to amortization	$1,176
In-process research and development	119

Total identified intangible assets	$1,295

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Actual and Pro Forma Results of Acquirees
Net revenue and net income attributable to acquisitions completed during the first half of 2011 have been included in our consolidated condensed statements of income from their respective acquisition dates to the period ended July 2, 2011. The acquisitions completed during the first half of 2011 were not individually significant to our consolidated condensed results of operations, however, they were significant in the aggregate. For the three and six months ended July 2, 2011, the results of the businesses acquired in 2011 contributed approximately $1.0 billion and $1.5 billion, respectively, to our net revenue and reduced our net income by approximately $50 million and $120 million, respectively; substantially all of these impacts were attributable to McAfee and Intel Mobile Communications and include the impacts of the amortization of acquired identified intangible assets.
McAfee is a non-reportable operating segment and is aggregated with similar non-reportable operating segments within the software and services operating segments category for segment reporting purposes. Intel Mobile Communications is a non-reportable operating segment and is aggregated with similar non-reportable operating segments within the other Intel architecture operating segments category for segment reporting purposes. For further information, see “Note 27: Operating Segment Information.”
The unaudited pro forma financial results for the three and six months ended July 2, 2011 and June 26, 2010 combine the historical results of Intel for the three and six months ended July 2, 2011 and June 26, 2010, respectively, along with the historical results of the businesses acquired during the first half of 2011 for the three and six months ended June 30, 2011 and June 30, 2010, respectively (due to differences in reporting periods). The results include the effects of pro forma adjustments as if businesses acquired in the first half of 2011 were acquired on December 27, 2009. The three and six months ended June 26, 2010 pro forma results include nonrecurring adjustments of $89 million and $202 million, respectively, which reduce net income due to the revaluation of McAfee’s historic deferred revenue to fair value.
The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisitions. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of December 27, 2009.

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions, Except Per Share Amounts)	2011	2010	2011	2010
Net revenue	$13,100	$11,573	$26,527	$22,587
Net income	$3,014	$2,778	$6,198	$5,082
Diluted earnings per share	$0.55	$0.49	$1.12	$0.89
Note 16: Divestitures
In the first quarter of 2011, we completed the divestiture of our Digital Health Group by entering into an agreement with GE to form an equally owned joint venture to create a new healthcare company focused on independent living and delivery of health-related services via telecommunications. The new company, Care Innovations, was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group. During the first quarter of 2011, as a result of the formation of Care Innovations, we recognized a gain of $164 million, within interest and other, net. For further information, see “Note 11: Equity Method Investments.”

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 17: Goodwill
Goodwill activity for the first half of 2011 was as follows:

			Other Intel	Software and
			Architecture	Services
	PC Client	Data Center	Operating	Operating
(In Millions)	Group	Group	Segments	Segments	Unallocated	Total
December 25, 2010	$2,234	$1,459	$582	$256	$—	$4,531
Additions due to McAfee acquisition	—	—	—	—	4,295	4,295
Additions due to other acquisitions	5	—	20	19	204	248
Transfers	(86)	—	86	—	—	—
Effect of exchange rate fluctuations	—	—	—	1	66	67

July 2, 2011	$2,153	$1,459	$688	$276	$4,565	$9,141

During the first quarter of 2011, we formed the Netbook and Tablet Group, which includes microprocessors and related chipsets designed for the netbook and tablet market segments. Due to the formation of this new operating segment, goodwill was transferred from our PC Client Group to our Netbook and Tablet Group as shown in the preceding table. Our Netbook and Tablet Group is included in the other Intel architecture operating segments category in the preceding table.
During the first quarter of 2011, we completed the acquisition of McAfee. The goodwill recognized from this acquisition is unallocated to date. We will use information from our annual planning process, which will be completed later this year, to measure the synergistic value that the McAfee acquisition creates for operating segments other than McAfee. In addition to the McAfee acquisition, we completed seven other acquisitions during the first half of 2011. The substantial majority of the goodwill recognized from these seven other acquisitions is unallocated to date as we continue to measure the synergistic value that the acquisitions create for our individual operating segments. The remaining goodwill recognized from these seven other acquisitions was allocated to Intel Mobile Communications, the Software and Services Group, and our PC Client Group. Intel Mobile Communications is included in the other Intel architecture operating segments category in the preceding table, while our Software and Services Group is included in the software and services operating segments category. For further information about our acquisitions during the first half of 2011, see “Note 15: Acquisitions.”
No goodwill was impaired during the first half of 2011 and 2010, and the accumulated impairment losses as of July 2, 2011 were $713 million: $341 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $93 million associated with other Intel architecture operating segments. The accumulated impairment losses as of December 25, 2010 were $713 million: $355 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $79 million associated with other Intel architecture operating segments.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 18: Identified Intangible Assets
Identified intangible assets consisted of the following as of July 2, 2011 and December 25, 2010:

	July 2, 2011
		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Acquisition-related developed technology	$2,534	$(307)	$2,227
Acquisition-related customer relationships	1,710	(117)	1,593
Acquisition-related trade names	65	(15)	50
Licensed technology	2,331	(620)	1,711

Identified intangible assets subject to amortization	$6,640	$(1,059)	$5,581
Acquisition-related trade names	828	—	828
Other intangible assets	291	—	291

Identified intangible assets not subject to amortization	$1,119	$—	$1,119

Total identified intangible assets	$7,759	$(1,059)	$6,700

	December 25, 2010
		Accumulated
(In Millions)	Gross Assets	Amortization	Net
Acquisition-related developed technology	$235	$(97)	$138
Acquisition-related customer relationships	152	(10)	142
Acquisition-related trade names	46	(10)	36
Licensed technology	1,204	(765)	439

Identified intangible assets subject to amortization	$1,637	$(882)	$755
Other intangible assets	105	—	105

Total identified intangible assets	$1,742	$(882)	$860

As a result of our acquisition of McAfee during the first quarter of 2011, we recorded $3.6 billion of identified intangible assets. In addition, as a result of our seven other acquisitions during the first half of 2011, we recorded $1.3 billion of identified intangible assets, of which substantially all was from the acquisition of the WLS business of Infineon. For further information about identified intangible assets recorded as a result of acquisitions during the first half of 2011, see “Note 15: Acquisitions.”
In January 2011, we entered into a long-term patent cross-license agreement with NVIDIA. Under the agreement, we received a license to all of NVIDIA’s patents while NVIDIA products are licensed to our patents, subject to exclusions for x86 products, certain chipsets, and certain flash memory technology products. The agreement also included settlement of the existing litigation between the companies as well as broad mutual general releases. We agreed to make payments totaling $1.5 billion to NVIDIA over six years ($300 million in each of January 2011, 2012, and 2013; and $200 million in each of January 2014, 2015, and 2016), which resulted in a liability totaling approximately $1.4 billion, on a discounted basis. In the fourth quarter of 2010, we recognized an expense of $100 million related to the litigation settlement. In the first quarter of 2011, we recognized the remaining amount of $1.3 billion as licensed technology which will be amortized into cost of sales over its estimated useful life of 17 years. As of July 2, 2011, the remaining liability of $1.1 billion is classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments.
For identified intangible assets that are subject to amortization, we recorded amortization expense on the consolidated condensed statements of income as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions)	2011	2010	2011	2010
Acquisition-related developed technology	$137	$16	$210	$32
Licensed technology	43	43	89	85

Cost of sales	$180	$59	$299	$117

Acquisition-related customer relationships	$73	$2	$107	$3
Acquisition-related trade names	3	2	5	4

Amortization of acquisition-related intangibles	$76	$4	$112	$7

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Based on the identified intangible assets that are subject to amortization as of July 2, 2011, we expect future amortization expense to be as follows:

	Remainder
(In Millions)	of 2011	2012	2013	2014	2015
Acquisition-related developed technology	$271	$522	$506	$487	$208
Licensed technology	90	171	154	143	125

Cost of sales	$361	$693	$660	$630	$333

Acquisition-related customer relationships	$146	$284	$264	$260	$250
Acquisition-related trade names	5	10	10	10	9

Amortization of acquisition-related intangibles	$151	$294	$274	$270	$259
Note 19: Deferred Income
Deferred income at the end of each period was as follows:

	July 2,	Dec. 25,
(In Millions)	2011	2010
Deferred income on shipments of components to distributors	$759	$622
Deferred income from software and services operating segments	1,065	125

Current deferred income	$1,824	$747
Non-current deferred income from software and services operating segments	361	21

Total deferred income	$2,185	$768

We classify non-current deferred income from the software and services operating segments in other long-term liabilities.
Note 20: Chipset Design Issue
In January 2011, as part of our ongoing quality assurance procedures, we identified a design issue with the Intel® 6 Series Express Chipset family (formerly code-named Cougar Point). The issue affected chipsets sold in the fourth quarter of 2010 and January 2011. We subsequently implemented a silicon fix, and began shipping the updated version of the affected chipset in February 2011. We estimate that the total cost to repair and replace affected materials and systems, located with customers and in the market, will be $733 million. We recorded a charge of $311 million in the fourth quarter of 2010, which comprised $67 million in product costs for the affected chipsets and $244 million to establish a product accrual for this issue. We recognized a charge of $343 million in the first quarter of 2011, primarily related to an additional product accrual for the estimated costs to repair and replace affected materials and systems associated with products sold subsequent to December 25, 2010. In the second quarter of 2011, we recognized an additional $79 million charge as we finalized agreements with customers for reimbursement to repair and replace affected materials and systems. Therefore, we do not expect to have any significant future adjustments to our estimate. The charges incurred in the first half of 2011 are reflected in the results of the PC Client Group operating segment. As of July 2, 2011, the remaining product accrual for the chipset design issue was $346 million and is classified within other accrued liabilities.
Note 21: Borrowings
In 2005, we issued $1.6 billion of junior subordinated convertible debentures (the 2005 debentures) due in 2035. The conversion rate for the 2005 debentures adjusts for certain events outlined in the indenture governing the debentures, such as quarterly dividend distributions in excess of $0.10 per share. As of July 2, 2011, the conversion rate was 32.94 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $30.36 per share of common stock. As of December 25, 2010, the conversion rate was 32.52 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $30.75 per share of common stock.

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
In May 2011, stockholders approved an extension of the 2006 Equity Incentive Plan (2006 Plan). Stockholders approved 168 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 596 million shares. The approval also extended the expiration date of the 2006 Plan to June 2014. The maximum shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) was increased to 394 million shares. As of July 2, 2011, 309 million shares remained available for future grant under the 2006 Plan.
The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. In May 2011, stockholders approved an extension of the 2006 Stock Purchase Plan. Stockholders approved 133 million additional shares for issuance, increasing the total shares of common stock available for issuance to 373 million shares. The approval also extended the expiration date of the 2006 Stock Purchase Plan to August 2016. As of July 2, 2011, 263 million shares were available for issuance under the 2006 Stock Purchase Plan.
Share-Based Compensation
We recognized $262 million of share-based compensation in the second quarter of 2011 and $562 million for the first half of 2011 ($232 million in the second quarter of 2010 and $480 million for the first half of 2010).
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

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2011	2010	2011	2010
Estimated values	$19.55	$22.56	$19.76	$22.71
Risk-free interest rate	0.7%	1.1%	0.8%	1.1%
Dividend yield	3.4%	2.6%	3.4%	2.6%
Volatility	n/a	n/a	27%	30%
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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,	July 2,	June 26,
	2011	2010	2011	2010	2011	2010
Estimated values	$3.89	$4.87	$3.89	$4.83	$4.41	$4.57
Expected life (in years)	5.4	4.7	5.3	5.0	0.5	0.5
Risk-free interest rate	2.3%	2.5%	2.3%	2.6%	0.2%	0.2%
Volatility	26%	27%	26%	28%	23%	32%
Dividend yield	3.4%	2.6%	3.4%	2.7%	3.4%	3.2%
Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Restricted Stock Unit Awards
Activity with respect to outstanding restricted stock units (RSUs) for the first half of 2011 was as follows:

		Weighted
		Average
	Number of	Grant-Date
(In Millions, Except Per RSU Amounts)	RSUs	Fair Value
December 25, 2010	99.8	$18.56
Granted	40.7	$19.76
Assumed in acquisition	5.8	$20.80
Vested	(33.2)	$18.41
Forfeited	(2.8)	$19.29

July 2, 2011	110.3	$19.14

The aggregate fair value of awards that vested during the first half of 2011 was $653 million, which represents the market value of Intel common stock on the date that the restricted stock units vested. The grant date fair value of awards that vested during the first half of 2011 was $611 million. The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of July 2, 2011, 4 million of the outstanding restricted stock units were market-based restricted stock units.
Stock Option Awards
Activity with respect to outstanding stock options for the first half of 2011 was as follows:

		Weighted
	Number of	Average
(In Millions, Except Per Option Amounts)	Options	Exercise Price
December 25, 2010	386.4	$20.45
Granted	13.1	$21.27
Assumed in acquisition	11.8	$15.95
Exercised	(22.0)	$18.59
Cancelled and forfeited	(6.0)	$20.03
Expired	(16.6)	$25.01

July 2, 2011	366.7	$20.25

Options exercisable as of:
December 25, 2010	263.0	$21.03
July 2, 2011	248.7	$20.69
During the first half of 2011, the aggregate intrinsic value of stock option exercises was $89 million, which represents the difference between the exercise price and the value of Intel common stock at the time of exercise.
Stock Purchase Plan
Employees purchased 10.3 million shares in the first half of 2011 (9.8 million shares in the first half of 2010) for $181 million ($161 million in the first half of 2010) under the 2006 Stock Purchase Plan.
Note 23: Common Stock Repurchases
Common Stock Repurchase Program
We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $35 billion in shares of our common stock in open market or negotiated transactions. As of July 2, 2011, $8.2 billion remained available for repurchase under the existing repurchase authorization limit. During the second quarter of 2011, we repurchased 93.3 million shares of common stock at a cost of $2.0 billion. During the first half of 2011, we repurchased 282.4 million shares of common stock at a cost of $6.0 billion. We did not make any common stock repurchases under our authorized plan during the first half of 2010. We have repurchased 3.7 billion shares at a cost of $76 billion since the program began in 1990. Our repurchases in the first half of 2011 were executed in privately negotiated transactions.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first half of 2011, we withheld 9.2 million shares (9.2 million shares during the first half of 2010) to satisfy $180 million ($219 million during the first half of 2010) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.
Note 24: Earnings Per Share
We computed our basic and diluted earnings per common share as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions, Except Per Share Amounts)	2011	2010	2011	2010
Net income available to common stockholders	$2,954	$2,887	$6,114	$5,329

Weighted average common shares outstanding — basic	5,294	5,563	5,376	5,546
Dilutive effect of employee equity incentive plans	94	96	98	98
Dilutive effect of convertible debt	53	52	53	52

Weighted average common shares outstanding — diluted	5,441	5,711	5,527	5,696

Basic earnings per common share	$0.56	$0.52	$1.14	$0.96

Diluted earnings per common share	$0.54	$0.51	$1.11	$0.94

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
For the second quarter of 2011, we excluded 94 million outstanding weighted average stock options (110 million for the first half of 2011) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (118 million for the second quarter of 2010 and 152 million for the first half of 2010). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. We also excluded our 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive. In the future, we could have potentially dilutive shares if the average market price is above the conversion price.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Note 25: Comprehensive Income
The components of total comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions)	2011	2010	2011	2010
Net income	$2,954	$2,887	$6,114	$5,329
Change in net unrealized holding gain (loss) on available-for-sale investments	(36)	(16)	(41)	38
Change in deferred tax asset valuation allowance	1	(6)	(14)	28
Change in net unrealized holding gain (loss) on derivatives	(7)	(109)	105	(174)
Change in net prior service cost	—	(40)	—	(40)
Change in actuarial loss	(6)	(12)	(13)	(14)
Change in net foreign currency translation adjustment	33	—	96	—

Total comprehensive income	$2,939	$2,704	$6,247	$5,167

The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows:

	July 2,	Dec. 25,
(In Millions)	2011	2010
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$360	$401
Accumulated net change in deferred tax asset valuation allowance	189	203
Accumulated net unrealized holding gain (loss) on derivatives	232	127
Accumulated net prior service cost	(36)	(36)
Accumulated net actuarial loss	(375)	(362)
Accumulated net foreign currency translation adjustment	96	—

Total accumulated other comprehensive income (loss)	$466	$333

Note 26: Contingencies
Legal Proceedings
We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or overall trends in results of operations, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages, and in matters for which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies such as compulsory licensing of intellectual property. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial position, and overall trends. It is also possible that we could conclude it is in the best interests of our stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments; however, we have not reached this conclusion with respect to any particular matter at this time.
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
In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative. We strongly disagree with the EC’s decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The EC filed an answer to our reply brief in November 2010. The court’s decision, after oral argument, is expected in late 2012 or early 2013.
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
In November 2009, the State of New York filed a lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that we violated federal antitrust laws; the New York Donnelly Act, which prohibits contracts or agreements to monopolize; and the New York Executive Law, which proscribes underlying violations of federal and state antitrust laws. The lawsuit alleges that we engaged in a systematic worldwide campaign of illegal, exclusionary conduct to maintain monopoly power and prices in the market for x86 microprocessors through the use of various alleged actions, including exclusive or near-exclusive agreements from large computer makers in exchange for “loyalty payments” and “bribes,” and other alleged threats and retaliation. The plaintiff claims that our alleged actions harmed consumers, competition, and innovation. The lawsuit seeks a declaration that our alleged actions have violated the federal and New York antitrust laws and the New York Executive Law; an injunction to prevent further alleged unlawful acts; unspecified damages in an amount to be proven at trial, trebled as provided for by law, restitution, and disgorgement; $1 million for each violation of the Donnelly Act proven by the plaintiff, and attorneys’ fees and costs. We disagree with the State of New York’s allegations and claims and we intend to conduct a vigorous defense of the lawsuit. We filed our answer in January 2010, and the court has scheduled trial to begin in this matter in February 2012.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
In December 2010, the State of New York requested the court’s permission to amend its complaint to expand the scope of parties covered by its Donnelly Act and Executive Law claims. We opposed that request, and in May 2011, the court denied the State of New York permission to amend its complaint. In May 2011, we filed three motions, the first seeking partial summary judgment on the ground that the statute of limitations is four years on the plaintiff’s federal antitrust claim and three years on its Donnelly Act and Executive Law claims, the second seeking dismissal of all claims brought on behalf of non-State of New York public entities on the ground that the State of New York did not obtain proper consent to represent them, and the third seeking judgment on the pleadings on the ground that the State of New York cannot recover damages on behalf of New York consumers for certain claims. We anticipate filing additional motions that could impact some or all of the State of New York’s claims. Because fact and expert discovery are continuing and resolution of the motions may materially impact the scope and nature of plaintiff’s claims, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this litigation.
At least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against Intel by AMD in June 2005 in the U.S. District Court for the District of Delaware (AMD litigation). Like the AMD litigation, these class-action suits allege that Intel engaged in various actions in violation of the Sherman Act and other laws by, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near exclusive dealings that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. We dispute the class-action claims and intend to defend the lawsuits vigorously.
All of the federal class actions and the Kansas and Tennessee state court class actions have been transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pretrial proceedings and discovery (MDL proceedings). The Delaware district court has appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain personal computers containing products sold by Intel. In July 2010, the Special Master issued a Report and Recommendation (Class Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master’s Class Report, and a hearing on these objections was held in March 2011. The Delaware district court has not yet ruled on those objections. All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the court in the California actions has agreed to delay ruling on this motion until after the Delaware district court rules on the similar motion in the MDL proceedings. Based on the procedural posture and the nature of the cases, including, but not limited to, the fact that the Special Master’s Class Report is on review in the Delaware district court, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.
Lehman Matter
In November 2009, representatives of the Lehman Brothers OTC Derivatives Inc. (LOTC) bankruptcy estate advised us informally that the estate was considering a claim against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, Intel prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to purchase and deliver to Intel the number of shares of Intel common stock that could be purchased for $1.0 billion at the discounted volume-weighted average price specified in the contract for the period September 2, 2008 to September 26, 2008. LOTC’s performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any shares of our common stock, and we exercised our right to setoff against the $1.0 billion collateral. LOTC has not initiated any action against us to date, but in February 2010, LOTC served a subpoena on us in connection with this transaction. In October 2010, LOTC demanded that Intel pay it at least $417 million. In September 2010, we entered into an agreement with LOTC that tolled any applicable statutes of limitations for 90 days and precluded the parties from commencing any formal proceedings to prosecute any claims against each other in any forum during that period. The tolling agreement with LOTC was extended several times, but lapsed in June 2011. We continue to believe that we acted appropriately under our agreement with LOTC, and we intend to defend any claim to the contrary. No complaint has been filed and we are in the early stages of evaluating this dispute, and accordingly are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter.

INTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)
Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell, and LightLogic, Inc.
We acquired LightLogic, Inc. in May 2001. Frank Shum subsequently sued us, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by us as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted our motion for summary judgment on Shum’s remaining claims. In August 2007, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted our motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied our motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pre-trial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to us, the jury agreed with Shum on some of those claims and was unable to reach a verdict regarding the remaining claims. In April 2009, the court granted defendants’ motions for judgment as a matter of law. Shum appealed that ruling to the U.S. Court of Appeals for the Federal Circuit, which heard oral arguments in August 2010 and affirmed the trial court’s orders in favor of Intel in December 2010. In January 2011, Shum petitioned the Federal Circuit for a re-hearing and re-hearing en banc. In February 2011, the Federal Circuit denied Shum’s request. Shum petitioned the U.S. Supreme Court for review in May 2011, and we are preparing our response. We will continue to defend the lawsuit vigorously.
Note 27: Operating Segment Information
Our operating segments in effect as of July 2, 2011 include:
•	PC Client Group

•	Data Center Group

•	Intel Mobile Communications

•	Embedded and Communications Group

•	Netbook and Tablet Group

•	Digital Home Group
•	Ultra-Mobility Group

•	McAfee

•	Wind River Software Group

•	Software and Services Group

•	Non-Volatile Memory Solutions Group

In the first quarter of 2011, we formed the Netbook and Tablet Group, which includes microprocessors and related chipsets designed for the netbook and tablet market segments, and we divested the Digital Health Group (for further information see “Note 16: Divestitures”). Prior-period amounts have been adjusted retrospectively to reflect these operating segment changes as well as other minor reorganizations. Additionally, in the first quarter of 2011, we formed the Intel Mobile Communications and McAfee operating segments as a result of acquisitions (for further information see “Note 15: Acquisitions”).
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
Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In Millions)	2011	2010	2011	2010
Net revenue
PC Client Group
Microprocessor revenue	$6,533	$5,902	$13,356	$11,594
Chipsets, motherboard, and other revenue	1,788	1,599	3,586	3,282

	8,321	7,501	16,942	14,876
Data Center Group
Microprocessor revenue	2,054	1,797	4,115	3,349
Chipsets, motherboard, and other revenue	382	317	785	636

	2,436	2,114	4,900	3,985
Other Intel architecture operating segments	1,389	755	2,538	1,429
Software and services operating segments	511	65	751	123
All other	375	330	748	651

Total net revenue	$13,032	$10,765	$25,879	$21,064

Operating income (loss)
PC Client Group	$3,284	$3,333	$6,827	$6,420
Data Center Group	1,204	1,061	2,426	1,894
Other Intel architecture operating segments	(33)	76	(69)	102
Software and services operating segments	(14)	(48)	(66)	(92)
All other	(506)	(441)	(1,025)	(895)

Total operating income (loss)	$3,935	$3,981	$8,093	$7,429

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended July 2, 2011 to the three and six months ended June 26, 2010. In the first quarter of 2011, we formed the Netbook and Tablet Group (NTG), which includes microprocessors and related chipsets designed for the netbook and tablet market segments. NTG results were previously included in the results of the PC Client Group and are now included in the other Intel architecture operating segments category. The analysis of our operating segment results of operations reflects this reorganization and prior-period amounts have been adjusted retrospectively.

•	Business Outlook. Our expectations for selected financial items for the third quarter of 2011 and the 2011 full year.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section and in “Risk Factors” in Part II, Item 1A of this Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 8, 2011.
Overview
Our results of operations were as follows:

(Dollars in Millions)	Q2 2011	Q1 2011	Q2 2010
Net revenue	$13,032	$12,847	$10,765
Gross margin	$7,902	$7,885	$7,235
Gross margin percentage	60.6%	61.4%	67.2%
Operating income	$3,935	$4,158	$3,981
Net income	$2,954	$3,160	$2,887
The second quarter of 2011 was another record quarter for revenue as the trends of strength in our server business, increased demand from the enterprise market segment and emerging markets, offset by weakness in the mature market consumer segment have continued throughout the first half of 2011. In the second quarter of 2011 we achieved double digit percentage revenue growth in our Data Center Group and PC Client Group compared to the second quarter of 2010. Average selling prices for microprocessors in our PC Client Group have increased from last year in part from the continued successful ramp of our 2nd generation Intel® CoreTM processor products (formerly code-named Sandy Bridge). Our second quarter results also include a full quarter of revenue for McAfee, Inc. and the Wireless Solutions (WLS) business of Infineon Technologies AG, which we acquired during the first quarter of 2011. We continue to believe we are on track for another year of revenue growth over 20 percent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gross margin in the second quarter of 2011 was slightly down from the first quarter as start-up costs for our 22nm process technology reached an expected peak and platform (microprocessor and chipset) unit costs were higher on the ramp of additional 32nm factories. These negative impacts to our gross margin were mostly offset by lower charges to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family. We expect our gross margin percentage to increase in the third quarter on seasonally higher volume, lower start-up costs for our 22nm process technology, lack of charges related to the chipset design issue, and lower platform unit costs.
We increased our expectation for research and development and marketing and general and administrative expenses in 2011 from $15.7 billion to $16.2 billion, primarily on expected investments in areas that we believe will drive future revenue growth. These investments are focused on redefining the PC category with new form factors, such as UltrabookTM system designs; strengthening our server product offerings; strengthening our product offerings for tablets and smartphones; as well as extending our process technology leadership. We also increased our expectation for capital spending this year from our previous estimate of $10.2 billion to $10.5 billion, as we expect to put capabilities in place that will allow us to re-use capital in succeeding process technologies.
The cash generation from our business remained strong with cash from operations of $4.0 billion in the second quarter of 2011. From a financial condition perspective, we ended the second quarter of 2011 with an investment portfolio of $11.5 billion, consisting of cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets. During the second quarter of 2011, we purchased $2.5 billion in capital assets, repurchased $2.0 billion of common stock through our common stock repurchase program, and returned $1.0 billion to stockholders through dividends. In July, the Board of Directors declared a dividend of $0.21 per common share for the third quarter of 2011(a per share increase of 16% from the dividend paid in the second quarter).
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
•	Energy-Efficient Performance. We are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing higher performance with lower power consumption.

•	Connectivity. We are positioning our business to take advantage of the growth in devices that compute and connect to the Internet. In the first quarter of 2011, we acquired the WLS business of Infineon. This acquisition enables us to offer a portfolio of products that covers a broad range of wireless connectivity options by combining the Intel® WiFi and Intel® WiMAX technologies with WLS’ 2G and 3G technologies, and creates a combined path to accelerate industry adoption of 4G LTE.

•	Security. Our goal is to enhance security features through a combination of hardware and software solutions. This may include identity protection and fraud deterrence; detection and prevention of malware; securing data and assets; as well as system recovery and enhanced security patching. In the first quarter of 2011, we acquired McAfee. We believe this acquisition accelerates and enhances our hardware and software security solutions, improving the overall security of our platforms.
To succeed in the changing computing environment, we have the following key objectives:
•	Strive to ensure that Intel technology remains the best choice for the PC as well as cloud computing and the data center. Our UltrabookTM system designs will enable a new user experience by accelerating a new class of mobile computers that use low power processors. These computers will combine the performance and capabilities of today’s laptops and tablets in a thin and light form factor that is highly responsive, secure, and seamlessly connects to the Internet and other enabled devices.

•	Expand platforms into adjacent market segments to bring compelling new solutions to the smartphone, the tablet, the TV, the car, and the embedded world.

•	Enable devices that connect to the Internet and to each other to create a continuum of personal computing. This continuum would give consumers a set of secure, consistent, and personalized computing experiences.

•	Positively impact the world through our actions and the application of our energy-efficient technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We will use our core assets to meet these objectives. Our core assets include our silicon and process technology, our architecture and platforms, our global presence, our strong relationships across the industry, and our brand recognition. We believe that applying these core assets to our key focus areas provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Some of our core assets and key focus areas are:
•	Silicon and Manufacturing Technology Leadership. We have long been a leader in silicon process technology and manufacturing, and we aim to continue our lead through investment and innovation in this critical area. We drive a regular two-year upgrade cycle—introducing a new microarchitecture approximately every two years and ramping the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. As we continue to drive Moore’s Law over the next several years, we believe that the value of this leadership will increase. We have accelerated the Intel® AtomTM processor-based system-on-chip roadmap for netbooks, smartphones, tablets, and other devices, from 32nm through 22nm to 14nm within 3 successive years. We expect that this acceleration will result in a significant reduction in transistor leakage, lower active power, and an increase of transistor density to enable more powerful smartphones, tablets, and netbooks with more features and longer battery life. Additionally, we aim to have the best process technology, and unlike most semiconductor companies, we primarily manufacture our products in our own facilities. This allows us to optimize performance, reduce our time to market, and scale new products more rapidly.

•	Architecture and Platforms. We are now developing a wide range of solutions for devices that span the computing continuum, from PCs, Ultrabook systems, tablets, and smartphones to smart TVs and in-vehicle infotainment systems and beyond. Users want computing experiences that are consistent and devices that are interoperable. Users and developers value consistency of architecture, which provides a common framework that allows for reduced time to market, with the ability to leverage technologies across multiple form factors. We believe that we can meet the needs of both users and developers by offering Intel® architecture-based computing solutions across the computing continuum. We continue to invest in improving Intel architecture so that we can deliver increased value to our customers in existing market segments and also expand the capabilities of the architecture to meet end-user and customer needs in adjacent market segments. Increasingly, we are delivering our architecture in the form of platforms. Platforms include not only the microprocessor, but other critical hardware and software ingredients that are necessary to create computing solutions. We are expanding our platform capabilities with connectivity solutions, new types of user interfaces, new features and capabilities, and complementary software.

•	Software. We enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We seek to expedite growth in various market segments, such as the embedded and handheld market segments, through our software offerings. Additionally, we have collaborated with other companies to develop software platforms optimized for our Intel® AtomTM processors and that support multiple hardware architectures as well as multiple operating systems.

•	Customer Orientation. Our strategy focuses on developing our next generation of products based on the needs and expectations of our customers. In turn, our products help enable the design and development of new form factors and usage models for businesses and consumers. We offer platforms that incorporate various components designed and configured to work together to provide an optimized solution compared to components that are used separately. Additionally, we promote industry standards that we believe will yield innovation and improved technologies for users.

•	Strategic Investments. We make investments in companies around the world that we believe will generate financial returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through our Intel Capital program, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products.

•	Stewardship. We are committed to developing energy-efficient technology solutions that can be used to address major global problems while reducing our environmental impact. We are also committed to helping transform education globally through our technology, program, and policy leadership, as well as funding through the Intel Foundation. In addition, we strive to cultivate a work environment where engaged, energized employees can thrive in their jobs and in their communities.
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
Non-Marketable Equity Investments
We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $2.7 billion as of July 2, 2011 ($2.6 billion as of December 25, 2010). Approximately half of this balance as of July 2, 2011 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) of $1.3 billion ($1.5 billion as of December 25, 2010). For further information, see “Note 11: Equity Method Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Our non-marketable equity investments are recorded using the cost method or the equity method of accounting, depending on the facts and circumstances of each investment. Our non-marketable equity investments are classified within other long-term assets on the consolidated condensed balance sheets.
Non-marketable equity investments are inherently risky, and their success is dependent on product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. The companies could fail or not be able to raise additional funds when needed, or they may receive lower valuations with less favorable investment terms than previous financings. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. For further information about our investment portfolio risks, see “Risk Factors” in Part II, Item 1A of this
Form 10-Q.
We determine the fair value of our non-marketable equity investments quarterly for disclosure purposes; however, the investments are recorded at fair value only if an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which may include one or multiple discounted cash flow scenarios and requires the following significant estimates for the investee: revenue, based on assumed market segment size and assumed market segment share; expenses, capital spending, and other costs; and discount rates based on the risk profile of comparable companies. Estimates of market segment size, market segment share, expenses, capital spending, and other costs are developed using historical data and available market data. The valuation of our non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structures, and the terms of the investees’ issued interests.

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
If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $8 million in the second quarter of 2011 ($22 million in the first half of 2011). Over the past 12 quarters, including the second quarter of 2011, impairments of non-marketable equity investments ranged from $8 million to $896 million per quarter. This range included impairments of $896 million during the fourth quarter of 2008, primarily related to a $762 million impairment charge on our investment in Clearwire Communications, LLC.
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
Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the second quarter of 2011, impairments and accelerated depreciation of long-lived assets ranged from $10 million to $75 million per quarter.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in “Note 27: Operating Segment Information” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
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
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of July 2, 2011, we had total work-in-process inventory of $1.5 billion and total finished goods inventory of $2.0 billion. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.
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
Accounting Changes and Recent Accounting Standards
For a description of accounting changes see “Note 3: Accounting Changes” and “Note 4: Recent Accounting Standards” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - Second Quarter of 2011 Compared to Second Quarter of 2010
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	Q2 2011		Q2 2010
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$13,032	100.0%	$10,765	100.0%
Cost of sales	5,130	39.4%	3,530	32.8%

Gross margin	7,902	60.6%	7,235	67.2%
Research and development	1,986	15.2%	1,666	15.5%
Marketing, general and administrative	1,905	14.6%	1,584	14.7%
Amortization of acquisition-related intangibles	76	0.6%	4	—%

Operating income	3,935	30.2%	3,981	37.0%
Gains (losses) on equity method investments, net	(66)	(0.5)%	76	0.7%
Gains (losses) on other equity investments, net	41	0.3%	117	1.1%
Interest and other, net	21	0.2%	11	0.1%

Income before taxes	3,931	30.2%	4,185	38.9%
Provision for taxes	977	7.5%	1,298	12.1%

Net income	$2,954	22.7%	$2,887	26.8%

Diluted earnings per common share	$0.54		$0.51

The following table sets forth information of geographic regions for the periods indicated:

	Q2 2011		Q2 2010
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$7,391	57%	$6,166	57%
Americas	2,909	22%	2,173	20%
Europe	1,564	12%	1,294	12%
Japan	1,168	9%	1,132	11%

Total	$13,032	100%	$10,765	100%

Our net revenue for Q2 2011 increased $2.3 billion, or 21%, compared to Q2 2010. The increase was due to higher platform (microprocessor and chipset) average selling prices and $1.0 billion in revenue from Intel Mobile Communications (formerly the WLS business of Infineon) and McAfee. We acquired the WLS business of Infineon and McAfee in Q1 2011. Revenue in the Americas, Europe, Asia-Pacific, and Japan regions increased by 34%, 21%, 20%, and 3%, respectively, compared to Q2 2010.
Our overall gross margin dollars for Q2 2011 increased $667 million, or 9%, compared to Q2 2010. The increase was primarily due to significantly higher revenue. The increase was partially offset by approximately $430 million of higher start-up costs compared to Q2 2010. To a lesser extent, higher platform unit costs also offset the increase to our overall gross margin dollars. The amortization of acquisition-related intangibles resulted in a $137 million reduction to our overall gross margin dollars in Q2 2011, compared to $16 million in Q2 2010, primarily due to the acquisitions of McAfee and the WLS business of Infineon.
Our overall gross margin percentage decreased to 60.6% in Q2 2011 from 67.2% in Q2 2010. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the PC Client Group operating segment and, to a lesser extent, the gross margin percentage decrease in the other Intel architecture operating segments. We derived a majority of our overall gross margin dollars in Q2 2011 and a substantial majority of our overall gross margin dollars in Q2 2010 from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PC Client Group
The revenue and operating income for the PC Client Group (PCCG) operating segment for Q2 2011 and Q2 2010 were as follows:

(In Millions)	Q2 2011	Q2 2010
Microprocessor revenue	$6,533	$5,902
Chipset, motherboard, and other revenue	1,788	1,599

Net revenue	$8,321	$7,501
Operating income	$3,284	$3,333
Net revenue for the PCCG operating segment increased by $820 million, or 11%, in Q2 2011 compared to Q2 2010. Microprocessors and chipsets within PCCG include those designed for the notebook and desktop computing market segments. The increase in microprocessor revenue was due to significantly higher notebook average selling prices. To a lesser extent, higher desktop average selling prices and slightly higher notebook unit sales also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales.
Operating income decreased by $49 million in Q2 2011 compared to Q2 2010. The decrease in operating income was due to approximately $400 million of higher start-up costs and, to a lesser extent, higher platform unit costs and higher inventory write-offs in Q2 2011 compared to Q2 2010. These decreases were partially offset by higher revenue compared to Q2 2010.
Data Center Group
The revenue and operating income for the Data Center Group (DCG) operating segment for Q2 2011 and Q2 2010 were as follows:

(In Millions)	Q2 2011	Q2 2010
Microprocessor revenue	$2,054	$1,797
Chipset, motherboard, and other revenue	382	317

Net revenue	$2,436	$2,114
Operating income	$1,204	$1,061
Net revenue for the DCG operating segment increased by $322 million, or 15%, in Q2 2011 compared to Q2 2010. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales and, to a lesser extent, slightly higher microprocessor average selling prices. The increase in chipset, motherboard, and other revenue was due to significantly higher revenue from the sale of wired connectivity products, and slightly higher chipset unit sales.
Operating income increased by $143 million in Q2 2011 compared to Q2 2010. The increase in operating income was primarily due to higher revenue, partially offset by higher operating expenses compared to Q2 2010.
Other Intel Architecture Operating Segments
The revenue and operating income for the other Intel architecture (Other IA) operating segments, including Intel Mobile Communications (IMC), the Embedded and Communications Group (ECG), the Netbook and Tablet Group (NTG), the Digital Home Group (DHG), and the Ultra-Mobility Group (UMG), for Q2 2011 and Q2 2010 were as follows:

(In Millions)	Q2 2011	Q2 2010
Net revenue	$1,389	$755
Operating income (loss)	$(33)	$76
Net revenue for the Other IA operating segments increased by $634 million, or 84%, in Q2 2011 compared to Q2 2010. The increase was primarily due to IMC revenue, an operating segment formed from the acquisition of the WLS business of Infineon. To a lesser extent, significantly higher ECG microprocessor unit sales and significantly higher ECG microprocessor average selling prices also contributed to the increase. These increases were partially offset by significantly lower NTG microprocessor unit sales.
Operating results for the Other IA operating segments decreased by $109 million, from an operating gain of $76 million in Q2 2010 to an operating loss of $33 million in Q2 2011. The decline in operating results was primarily due to higher operating expenses within each of the Other IA operating segments, partially offset by higher revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Software and Services Operating Segments
The revenue and operating income for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for Q2 2011 and Q2 2010 were as follows:

(In Millions)	Q2 2011	Q2 2010
Net revenue	$511	$65
Operating loss	$(14)	$(48)
Net revenue for the Software and Services operating segments increased by $446 million in Q2 2011 compared to Q2 2010. The increase was primarily due to revenue from the acquisition of McAfee and, to a lesser extent, significantly higher revenue from the Wind River Software Group. Due to the revaluation of McAfee’s historic deferred revenue to fair value, we excluded $80 million of revenue that would have been reported in Q2 2011 if McAfee’s deferred revenue had not been written down due to the acquisition.
Operating loss for the Software and Services operating segments decreased by $34 million in Q2 2011 compared to Q2 2010, primarily due to higher revenue and operating expenses from the acquisition of McAfee. Due to the revaluation of McAfee’s historic deferred revenue to fair value, we excluded revenue and associated costs that would have created $75 million of operating income in Q2 2011.
Operating Expenses
Operating expenses for Q2 2011 and Q2 2010 were as follows:

(In Millions)	Q2 2011	Q2 2010
Research and development	$1,986	$1,666
Marketing, general and administrative	$1,905	$1,584
Amortization of acquisition-related intangibles	$76	$4
Research and Development. R&D spending increased by $320 million, or 19%, in Q2 2011 compared to Q2 2010. This increase was primarily due to the expenses of McAfee and Intel Mobile Communications, and higher compensation expense based on an increase in employees. These increases were partially offset by lower process development costs as we transition from R&D to manufacturing using our 22nm process technology.
Marketing, General and Administrative. Marketing, general and administrative expenses increased by $321 million, or 20%, in Q2 2011 compared to Q2 2010. This increase was primarily due to the expenses of McAfee and Intel Mobile Communications, and higher compensation expense based on an increase in employees.
R&D, combined with marketing, general and administrative expenses, were 30% of net revenue in Q2 2011 and Q2 2010.
Amortization of acquisition-related intangibles. The increase of $72 million was primarily due to the amortization of intangibles related to the acquisitions of McAfee and the WLS business of Infineon, both completed in the first quarter of 2011. For further information, see “Note 15: Acquisitions” and “Note 18: Identified Intangible Assets” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	Q2 2011	Q2 2010
Equity method losses, net	$(67)	$(9)
Impairment charges	—	(6)
Other, net	1	91

Total gains (losses) on equity method investments, net	$(66)	$76

We recognized lower gains on sales and higher equity method losses in Q2 2011 compared to Q2 2010. The most significant components of our “Equity method losses, net” were Clearwire LLC ($46 million loss in Q2 2011 and $18 million loss in Q2 2010) and Numonyx B.V. ($29 million gain in Q2 2010).
During Q2 2010, we recognized a gain of $91 million on the sale of our ownership interest in Numonyx, included in “Other, net.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	Q2 2011	Q2 2010
Impairment charges	$(9)	$(11)
Gains on sales, net	42	20
Other, net	8	108

Total gains (losses) on other equity investments, net	$41	$117

We recognized lower gains on other equity transactions, partially offset by higher gains on sales of other equity investments in Q2 2011 compared to Q2 2010.
“Other, net” for Q2 2010 was primarily related to fair value gains on the equity interest in Micron we received from the sale of our ownership interest in Numonyx and gains on equity options established prior to the Numonyx sale that economically hedged a portion of our Micron equity interest. During Q2 2011, we sold our remaining ownership interest in Micron and the related equity options matured.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	Q2 2011	Q2 2010
Interest income	$20	$29
Other, net	1	(18)

Total interest and other, net	$21	$11

We recognized lower interest income in Q2 2011 compared to Q2 2010 as a result of lower average investment balances.
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q2 2011	Q2 2010
Income before taxes	$3,931	$4,185
Provision for taxes	977	1,298
Effective tax rate	24.9%	31.0%
The effective tax rate for Q2 2011 was positively impacted by a higher percentage of profits being derived from lower tax jurisdictions, the reversal of previously accrued taxes related to the settlement of an uncertain tax position, and higher domestic manufacturing deductions compared to Q2 2010. Additionally, Q2 2011 included the U.S. research and development tax credit that was reinstated in December 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations - First Half of 2011 Compared to First Half of 2010
The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	YTD 2011		YTD 2010
		% of Net		% of Net
(Dollars in Millions, Except Per Share Amounts)	Dollars	Revenue	Dollars	Revenue
Net revenue	$25,879	100.0%	$21,064	100.0%
Cost of sales	10,092	39.0%	7,300	34.7%

Gross margin	15,787	61.0%	13,764	65.3%
Research and development	3,902	15.1%	3,230	15.3%
Marketing, general and administrative	3,680	14.2%	3,098	14.7%
Amortization of acquisition-related intangibles	112	0.4%	7	—%

Operating income	8,093	31.3%	7,429	35.3%
Gains (losses) on equity method investments, net	(108)	(0.4)%	37	0.1%
Gains (losses) on other equity investments, net	111	0.4%	125	0.6%
Interest and other, net	206	0.8%	40	0.2%

Income before taxes	8,302	32.1%	7,631	36.2%
Provision for taxes	2,188	8.5%	2,302	10.9%

Net income	$6,114	23.6%	$5,329	25.3%

Diluted earnings per common share	$1.11		$0.94

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2011		YTD 2010
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$14,653	57%	$12,054	57%
Americas	5,624	22%	4,079	19%
Europe	3,209	12%	2,698	13%
Japan	2,393	9%	2,233	11%

Total	$25,879	100%	$21,064	100%

Our net revenue for the first half of 2011, which included 27 weeks, increased $4.8 billion, or 23%, compared to the first half of 2010, which included 26 weeks. The increase was primarily due to higher platform (microprocessor and chipset) average selling prices and, to a lesser extent, slightly higher microprocessor unit sales. Revenue from Intel Mobile Communications (formerly the WLS business of Infineon) and McAfee contributed $1.5 billion to Q2 2011 revenue. Revenue in the Americas, Asia-Pacific, Europe, and Japan regions increased by 38%, 22%, 19%, and 7%, respectively, compared to the first half of 2010.
Our overall gross margin dollars increased by $2.0 billion, or 15%, compared to the first half of 2010. The increase was primarily due to significantly higher revenue. The increase was partially offset by approximately $580 million of higher start-up costs compared to the first half of 2010. In addition, a charge of $422 million recorded in the first half of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family, also offset the increase to our overall gross margin dollars. For further information, see “Note 20: Chipset Design Issue” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The amortization of acquisition-related intangibles resulted in a $210 million reduction to our overall gross margin dollars in the first half of 2011, compared to $32 million in the first half of 2010, primarily due to the acquisitions of McAfee and the WLS business of Infineon.
Our overall gross margin percentage decreased to 61.0% in the first half of 2011 from 65.3% in the first half of 2010. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the PC Client group operating segment and, to a lesser extent, the gross margin percentage decrease in the other Intel architecture operating segments. We derived a substantial majority of our overall gross margin dollars in the first half of 2011 and first half of 2010 from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PC Client Group
The revenue and operating income for the PC Client Group (PCCG) operating segment for the first half of 2011 and the first half of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Microprocessor revenue	$13,356	$11,594
Chipset, motherboard, and other revenue	3,586	3,282

Net revenue	$16,942	$14,876
Operating income	$6,827	$6,420
Net revenue for the PCCG operating segment increased by $2.1 billion, or 14%, in the first half of 2011 compared to the first half of 2010. Microprocessors and chipsets within PCCG include those designed for the notebook and desktop computing market segments. The increase in microprocessor revenue was due to significantly higher notebook average selling prices. To a lesser extent, higher notebook unit sales, higher desktop average selling prices, and slightly higher desktop unit sales also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales.
Operating income increased by $407 million in the first half of 2011 compared to the first half of 2010. The increase in operating income was primarily due to higher revenue. The increase was partially offset by approximately $580 million of higher start-up costs. In addition, a charge of $422 million recorded in the first half of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family also contributed to the offset. To a lesser extent, inventory write-offs and platform unit costs were higher compared to the first half of 2010, which also contributed to the offset.
Data Center Group
The revenue and operating income for the Data Center Group (DCG) operating segment for the first half of 2011 and the first half of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Microprocessor revenue	$4,115	$3,349
Chipset, motherboard, and other revenue	785	636

Net revenue	$4,900	$3,985
Operating income	$2,426	$1,894
Net revenue for the DCG operating segment increased by $915 million, or 23%, in the first half of 2011 compared to the first half of 2010. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales and, to a lesser extent, slightly higher microprocessor average selling prices. The increase in chipset, motherboard, and other revenue was due to significantly higher revenue from the sale of wired connectivity products and higher chipset unit sales.
Operating income increased by $532 million in the first half of 2011 compared to the first half of 2010. The increase in operating income was primarily due to higher revenue, partially offset by higher operating expenses compared to the first half of 2010.
Other Intel Architecture Operating Segments
The revenue and operating income for the other Intel architecture (Other IA) operating segments, including Intel Mobile Communications (IMC), the Embedded and Communications Group (ECG), the Netbook and Tablet Group (NTG), the Digital Home Group (DHG), and the Ultra-Mobility Group (UMG), for the first half of 2011 and the first half of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Net revenue	$2,538	$1,429
Operating income (loss)	$(69)	$102
Net revenue for the Other IA operating segments increased by $1.1 billion, or 78%, in the first half of 2011 compared to the first half of 2010. The increase was primarily due to IMC revenue, an operating segment formed from the acquisition of the WLS business of Infineon. To a lesser extent, significantly higher ECG microprocessor and chipset unit sales and significantly higher ECG microprocessor average selling prices also contributed to the increase. These increases were partially offset by significantly lower NTG microprocessor unit sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating results for the Other IA operating segments decreased by $171 million from an operating gain of $102 million in the first half of 2010 to an operating loss of $69 million the first half of 2011. The decline in operating results was primarily due to higher operating expenses within each of the Other IA operating segments, partially offset by higher revenue.
Software and Services Operating Segments
The revenue and operating income for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for the first half of 2011 and the first half of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Net revenue	$751	$123
Operating loss	$(66)	$(92)
Net revenue for the Software and Services operating segments increased by $628 million in the first half of 2011 compared to the first half of 2010. The increase was primarily due to revenue from the acquisition of McAfee and, to a lesser extent, significantly higher revenue from the Wind River Software Group. Due to the revaluation of McAfee’s historic deferred revenue to fair value, we excluded $110 million of revenue that would have been reported in the first half of 2011 if McAfee’s deferred revenue had not been written down due to the acquisition.
Operating loss for the Software and Services operating segments decreased by $26 million in the first half of 2011 compared to the first half of 2010. The impact of higher revenue was mostly offset by higher operating expenses across each of the Software and Services operating segments. Due to the revaluation of McAfee’s historic deferred revenue to fair value, we excluded revenue and associated costs that would have created $103 million of operating income in the first half of 2011.
Operating Expenses
Operating expenses for the first half of 2011 and the first half of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Research and development	$3,902	$3,230
Marketing, general and administrative	$3,680	$3,098
Amortization of acquisition-related intangibles	$112	$7
Research and Development. R&D spending increased by $672 million, or 21%, in the first half of 2011 compared to the first half of 2010. This increase was primarily due to the expenses of McAfee and Intel Mobile Communications, and higher compensation expenses based on an increase in employees, as well as an extra work week in the first half of 2011. These increases were partially offset by lower process development costs as we transition from R&D to manufacturing using our 22nm process technology.
Marketing, General and Administrative. Marketing, general and administrative expenses increased by $582 million, or 19%, in the first half of 2011 compared to the first half of 2010. This increase was primarily due to the expenses of McAfee and Intel Mobile Communications, and higher compensation expenses based on an increase in employees, as well as an extra work week in the first half of 2011.
R&D, combined with marketing, general and administrative expenses, were 29% of net revenue in the first half of 2011 (30% of net revenue in the first half of 2010).
Amortization of acquisition-related intangibles. The increase of $105 million was primarily due to the amortization of intangibles related to the acquisitions of McAfee and the WLS business of Infineon, both completed in the first quarter of 2011. For further information, see “Note 15: Acquisitions” and “Note 18: Identified Intangible Assets” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gains (Losses) on Equity Method Investments, Net
Gains (losses) on equity method investments, net were as follows:

(In Millions)	YTD 2011	YTD 2010
Equity method losses, net	$(129)	$(44)
Impairment charges	—	(10)
Other, net	21	91

Total gains (losses) on equity method investments, net	$(108)	$37

We recognized lower gains on sales and higher equity method losses in the first half of 2011 compared to the first half of 2010.
During the first half of 2010, we recognized a gain of $91 million on the sale of our ownership interest in Numonyx, included in “Other, net.”
Our equity method losses were primarily related to Clearwire LLC ($95 million loss in the first half of 2011 and $47 million loss in the first half of 2010) and Numonyx ($42 million gain in the first half of 2010).
Gains (Losses) on Other Equity Investments, Net
Gains (losses) on other equity investments, net were as follows:

(In Millions)	YTD 2011	YTD 2010
Impairment charges	$(23)	$(53)
Gains on sales, net	87	103
Other, net	47	75

Total gains (losses) on other equity investments, net	$111	$125

We recognized lower gains from other equity transactions and lower gains on sales of other equity investments, partially offset by lower impairment charges in the first half of 2011 compared to the first half of 2010. Gains on sales of equity investments in the first half of 2010 included a gain of $67 million on the sale of shares in Micron.
“Other, net” in the first half of 2011 primarily related to gains in our Micron equity interest acquired in the sale of Numonyx in Q2 2010, partially offset by the change in fair value of Micron equity options that economically hedged our equity interest. “Other, net” in the first half of 2010 primarily related to fair value gains on our equity interest in Micron. During Q2 2011, we sold our remaining ownership interest in Micron, and the related equity options matured.
Interest and Other, Net
The components of interest and other, net were as follows:

(In Millions)	YTD 2011	YTD 2010
Interest income	$48	$55
Interest expense	(6)	—
Other, net	164	(15)

Total interest and other, net	$206	$40

Interest and other, net increased in the first half of 2011 compared to the first half of 2010, primarily due to a $164 million gain recognized upon formation of the Intel-GE Care Innovations, LLC joint venture during Q1 2011. For further information, see “Note 11: Equity Method Investments,” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Provision for Taxes
Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	YTD 2011	YTD 2010
Income before taxes	$8,302	$7,631
Provision for taxes	2,188	2,302
Effective tax rate	26.4%	30.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The effective tax rate for the first half of 2011 was positively impacted by a higher percentage of profits being derived from lower tax jurisdictions compared to the first half of 2010, as well as the reversal of previously accrued taxes in the first half of 2011 related to the settlement of an uncertain tax position. The effective tax rate for the first half of 2011 also included the U.S. research and development tax credit that was reinstated in December 2010.
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
Our expectations for the remainder of 2011 are as follows:
     Q3 2011
•	Revenue. $14.0 billion, plus or minus $500 million.

•	Gross margin percentage. 64% plus or minus a couple percentage points.

•	Total spending. We expect spending on R&D, plus marketing, general and administrative expenses to be approximately $4.3 billion.

•	Depreciation. Approximately $1.3 billion.
     Full Year 2011
•	Gross margin percentage. 63%, plus or minus a couple percentage points.

•	Total Spending. We expect spending on R&D, plus marketing, general and administrative expenses to be $16.2 billion, plus or minus $200 million.

•	Capital spending. $10.5 billion, plus or minus $400 million.

•	Depreciation. $5.2 billion, plus or minus $100 million.

•	2011 will have 53 weeks of business versus the typical 52 weeks.
Status of Business Outlook
We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in the “Business Outlook” section and elsewhere in this Form 10-Q, including any such statements that are incorporated by reference in this Form 10-Q. At the same time, we will keep this Form 10-Q and our most current business outlook publicly available on our Investor Relations web site at www.intc.com. The public can continue to rely on the business outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in the “Business Outlook” section and other forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and Securities and Exchange Commission (SEC) filings and at other times.
The forward-looking statements in the “Business Outlook” section will be effective through the close of business September 16, 2011 unless earlier updated. From the close of business on September 16, 2011 until our quarterly earnings release is published, presently scheduled for October 18, 2011, we will observe a “quiet period.” During the quiet period, the “Business Outlook” section and other forward-looking statements first published in our Form 8-K filed on July 20, 2011, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources

	July 2,	Dec. 25,
(Dollars in Millions)	2011	2010
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$11,537	$21,497
Loans receivable and other long-term investments	$1,909	$3,876
Short-term and long-term debt	$2,161	$2,115
Debt as % of stockholders’ equity	4.4%	4.3%
In summary, our cash flows were as follows:

	Six Months Ended
	July 2,	June 26,
(In Millions)	2011	2010
Net cash provided by operating activities	$7,984	$7,565
Net cash used for investing activities	(1,427)	(4,642)
Net cash used for financing activities	(7,433)	(1,396)
Effect of exchange rate fluctuations on cash and cash equivalents	13	—

Net increase (decrease) in cash and cash equivalents	$(863)	$1,527

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Cash from operations for the first half of 2011 was $8.0 billion, an increase of $419 million compared to the first half of 2010 due to adjustments for non-cash items, primarily depreciation and amortization of intangibles, and higher net income, partially offset by changes in our working capital.
Changes in assets and liabilities as of July 2, 2011 compared to December 25, 2010 included the following:
•	Accrued compensation and benefits decreased due to payout of 2010 profit-dependent compensation.

•	Income taxes receivable increased due to an increase in income tax prepayments.
For the first half of 2011, our two largest customers accounted for 35% of net revenue (38% for the first half of 2010) with one of those customers accounting for 19% of our net revenue, and another customer accounting for 16% of our net revenue. These two largest customers accounted for 30% of net accounts receivable at July 2, 2011 (44% at December 25, 2010).
Investing Activities
Cash used for investing activities decreased in the first half of 2011, compared to the first half of 2010, primarily due to net sales and maturities of available-for-sale investments and trading assets during the first half of 2011 as compared to net purchases of available-for-sale investments and trading assets during the first half of 2010, partially offset by higher cash paid for acquisitions and, to a lesser extent, an increase in capital expenditures as we build and equip our 22nm process technology manufacturing capacity.
Financing Activities
The increase in cash used for financing activities in the first half of 2011, compared to the first half of 2010, was primarily due to repurchases of common stock under our authorized common stock repurchase program during the first half of 2011.
Liquidity
Cash generated by operations is our primary source of liquidity. As of July 2, 2011, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $11.5 billion ($21.5 billion as of December 25, 2010). The majority of the decrease from the fourth quarter of 2010 is due to the cash required to fund our acquisition of McAfee in the first quarter of 2011. In addition to the $11.5 billion, we have $1.9 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a substantial majority of the issuers are rated AA-/Aa3 or better.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first half of 2011 were $200 million, although no commercial paper remained outstanding as of July 2, 2011. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of July 2, 2011. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.
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
Credit risk is factored into the valuation of financial instruments that we measure and record at fair value on a recurring basis. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer’s credit risk or Intel’s credit risk is factored into the calculation of the fair value, as appropriate.
Marketable Debt Instruments
As of July 2, 2011, our assets measured and recorded at fair value on a recurring basis included $12.1 billion of marketable debt instruments. Of these instruments, $1.8 billion was classified as Level 1, $10.0 billion as Level 2, and $270 million as Level 3.
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
Of the $10.0 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 55% of the balance was classified as Level 2 due to the use of a discounted cash flow model and approximately 45% due to the use of non-binding market consensus prices that are corroborated with observable market data.
Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 3 were classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate the non-binding market consensus prices and non-binding broker quotes using available unobservable data.
Equity Securities
As of July 2, 2011, our portfolio of assets measured and recorded at fair value on a recurring basis included $902 million of marketable equity securities. Most of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 25, 2010. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of July 2, 2011 and December 25, 2010. Actual results may differ materially.
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
As of July 2, 2011, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $919 million ($1.5 billion as of December 25, 2010). Our marketable equity investments in Imagination Technologies Group PLC, VMware Inc., and Clearwire Corporation were carried at a total fair market value of $591 million, or 64% of our marketable equity portfolio, as of July 2, 2011. Our marketable equity method investment in SMART Technologies Inc. is excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 40% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $370 million, based on the value as of July 2, 2011 (a decrease in value of approximately $365 million, based on the value as of December 25, 2010 using an assumed loss of 40%).
Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.0 billion as of July 2, 2011 ($872 million as of December 25, 2010). As of July 2, 2011, the carrying amount of our non-marketable equity method investments was $1.7 billion ($1.8 billion as of December 25, 2010). A substantial majority of this balance as of July 2, 2011 was concentrated in our IMFT/IMFS investment of $1.3 billion ($1.5 billion as of December 25, 2010).

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Note 26: Contingencies” in Part I, Item 1 of this Form 10-Q.
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
If demand for our products fluctuates, our revenue and profitability could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	changes in business and economic conditions, including downturns in the computing industry and the overall economy;

•	changes in consumer confidence or disposable income caused by changes in market conditions, including changes in government borrowing, taxation, or spending policies; the credit market; expectations for inflation, unemployment levels, and energy or other commodity prices;

•	changes in the level of customers’ components inventories;

•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;

•	changes in customer product needs;

•	strategic actions taken by our competitors;

•	market acceptance of our products; and

•	potential disruptions in the high technology supply chain.
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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 26: Contingencies” in Part I, Item 1 of this Form 10-Q, we are currently engaged in a number of litigation and regulatory matters. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products, precluding particular business practices, or requiring other remedies, such as compulsory licensing of intellectual property. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.
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
We have sales offices, R&D, manufacturing, assembly and test facilities, and other facilities in many countries, and some business activities may be concentrated in one or more geographic areas. As a result, we are subject to risks that may limit our ability to manufacture, assemble and test, design, develop, or sell products in particular countries or on a geographic basis, which could harm our results of operations and financial condition, including:
•	security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

•	health concerns;

•	natural disasters;

•	inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities, transportation, or telecommunications providers and supply chain interruptions;

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings;

•	differing employment practices and labor issues;

•	local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws and regulations; and

•	regulatory requirements and prohibitions that differ among jurisdictions.
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
We maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. However, there is a risk that one or more of our insurance providers may be unable or unwilling to pay a claim. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial, which could harm our results of operations and financial condition.

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
We have thousands of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of those materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single location, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or could make it more difficult for us to implement our business strategy. In addition, production could be disrupted by the unavailability of the resources used in production, such as water, silicon, electricity, gases, and other materials. Future environmental regulations could restrict the supply or increase the cost of certain of the materials that we currently use in our business. Environmental regulations also may make it more difficult to obtain permits to build or modify additional manufacturing capacity to meet demand. The unavailability or reduced availability of the materials or resources that we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of those materials or resources. The occurrence of any of these events could harm our business and results of operations.
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
Companies in the computing industry often rely on the ability to license patents from each other in order to compete. Many of our competitors have broad licenses or cross-licenses with us, and under current case law, some of the licenses may permit these competitors to pass our patent rights on to others. If one of these licensees becomes a foundry, our competitors might be able to avoid our patent rights in manufacturing competing products. In addition, our participation in industry initiatives may require us to license our patents to other companies that adopt certain industry standards or specifications, even when such organizations do not adopt standards or specifications proposed by us. As a result, our patents implicated by our participation in industry initiatives might not be available for us to enforce against others who might otherwise be deemed to be infringing those patents, our costs of enforcing our licenses or protecting our patents may increase, and the value of our intellectual property may be impaired.
We face risks related to our product sales through distributors and other third parties.
We sell a portion of our products through third parties such as distributors, value-added resellers, original equipment manufacturers, internet service providers, and channel partners (collectively referred to as distributors). Using third parties for distribution exposes us to numerous risks, including competitive pressure, concentration, credit risk, and compliance risks. Our distributors may sell other companies’ products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a particular product, and the loss of these distributors could adversely impact our revenue. Our distributors may face financial difficulties, including bankruptcy, which could adversely impact our collection of accounts receivable and negatively affect our financial results. Violations of FCPA or similar laws by distributors or other third party intermediaries could have a material impact on our business. If we fail to manage these or other risks related to our use of distributors successfully, our sales may be reduced, our expenses may be increased, and our competitive position may be weakened.
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
In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements regarding possible investments, acquisitions, divestitures, and other transactions, such as joint ventures. Acquisitions and other transactions involve significant challenges and risks, including risks that:
•	we may not be able to identify suitable opportunities on terms acceptable to us;

•	the transaction may not advance our business strategy;

•	we may not realize a satisfactory return on the investment we make;

•	we may not be able to retain key personnel of the acquired business;

•	we may experience difficulty in integrating new employees, business systems, and technology;

•	acquired businesses may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations globally, and our due diligence process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition;

•	we may have difficulty entering into new market segments in which we are not experienced; or

•	we may be unable to retain the customers and partners of acquired businesses following the acquisition.
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
In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in the computing industry can be intense. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as non-vested share units (restricted stock units) and employee stock options. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.
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
In addition to the possible direct economic impact that climate change could have on us, climate change mitigation programs and regulations can increase our costs. For example, the cost of perfluorocompounds (PFCs), a gas that we use in manufacturing, could increase over time under some climate-change-focused emissions trading programs that may be imposed by government regulation. If the use of PFCs is prohibited, we would need to obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, air quality permit requirements for our manufacturing operations could become more burdensome and cause delays in our ability to modify or build additional manufacturing capacity. Under recently adopted greenhouse gas regulations in the U.S., many of our manufacturing facilities have become “major” sources under the Clean Air Act. At a minimum, this change in status will result in some uncertainty as the EPA adopts guidance on implementation of its greenhouse gas regulations. Due to the dynamic nature of our semiconductor manufacturing operations, it is likely these new regulations will result in increased costs for our U.S. operations. These cost increases could be associated with new air pollution control requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas emissions. We also see the potential for higher energy costs driven by climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be sure that our plans will fully protect us from all such disasters or events. Many of our operations are located in semi-arid regions, such as Israel and the southwestern U.S. Some scenarios predict that these regions may become even more vulnerable to prolonged droughts due to climate change.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $35 billion in shares of our common stock in open market or negotiated transactions. As of July 2, 2011, $8.2 billion remained available for repurchase under the existing repurchase authorization limit.
Common stock repurchase activity under our authorized plan during the second quarter of 2011 was as follows (in millions, except per share amounts):

			Total Number of	Dollar Value of
	Total Number		Shares Purchased as	Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Plans	Under the Plans
April 3, 2011-April 30, 2011	54.6	$20.16	54.6	$9,131
May 1, 2011-May 28, 2011	38.7	$23.25	38.7	$8,231
May 29, 2011-July 2, 2011	—	$—	—	$8,231

Total	93.3	$21.45	93.3

Our repurchases during the second quarter of 2011 were executed in privately negotiated transactions.
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
ITEM 5. OTHER INFORMATION
Disclosure Regarding Frequency of Stockholder Advisory Vote on Executive Compensation
At the Annual Meeting of Stockholders held on May 19, 2011, a majority of our stockholders voted in favor of holding an advisory vote to approve executive compensation every year. The Board of Directors has carefully considered the voting results on that proposal and determined to adopt a policy providing for an annual advisory stockholder vote on executive compensation.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006

3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011

10.1 **	Intel Corporation 2006 Equity Incentive Plan as Amended and Restated Effective May 19, 2011	S-8	333-175123	99.1	6/24/2011

10.2 **	Intel Corporation 2006 Stock Purchase Plan	S-8	333-175123	99.2	6/24/2011

10.3 **	Intel Corporation 2006 Stock Purchase Plan as Amended and Restated Effective July 19, 2011					X

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

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

Intel, Intel logo, Intel Atom, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.

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

INTEL CORPORATION (Registrant)
Date: August 8, 2011	By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, and Principal Accounting Officer