Form 10-Q
period 2011-10-01
INTEL CORP
filed 2011-11-04
CIK 50863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 28, 2011
Common stock, $0.001 par value	5,092 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Net revenue	$14,233	$11,102	$40,112	$32,166
Cost of sales	5,215	3,781	15,307	11,081

Gross margin	9,018	7,321	24,805	21,085

Research and development	2,140	1,675	6,042	4,905
Marketing, general and administrative	2,017	1,506	5,697	4,604
Amortization of acquisition-related intangibles	76	4	188	11

Operating expenses	4,233	3,185	11,927	9,520

Operating income	4,785	4,136	12,878	11,565
Gains (losses) on equity method investments, net	(40)	126	(148)	163
Gains (losses) on other equity investments, net	132	(49)	243	76
Interest and other, net	15	38	221	78

Income before taxes	4,892	4,251	13,194	11,882

Provision for taxes	1,424	1,296	3,612	3,598

Net income	$3,468	$2,955	$9,582	$8,284

Basic earnings per common share	$0.67	$0.53	$1.80	$1.49

Diluted earnings per common share	$0.65	$0.52	$1.75	$1.45

Cash dividends declared per common share	$0.4200	$0.3150	$0.7824	$0.6300

Weighted average common shares outstanding:
Basic	5,194	5,575	5,317	5,556

Diluted	5,340	5,694	5,466	5,695

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	0000000	0000000
(In Millions)	Oct. 1, 2011	Dec. 25, 2010
Assets
Current assets:
Cash and cash equivalents	$7,057	$5,498
Short-term investments	3,876	11,294
Trading assets	4,265	5,093
Accounts receivable, net	3,821	2,867
Inventories	3,959	3,757
Deferred tax assets	2,011	1,488
Other current assets	1,709	1,614

Total current assets	26,698	31,611

Property, plant and equipment, net of accumulated depreciation of $34,660 ($32,582 as of December 25, 2010)	22,157	17,899
Marketable equity securities	516	1,008
Other long-term investments	858	3,026
Goodwill	9,138	4,531
Identified intangible assets, net	6,445	860
Other long-term assets	4,739	4,251

Total assets	$70,551	$63,186

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$66	$38
Accounts payable	2,999	2,290
Accrued compensation and benefits	2,270	2,888
Accrued advertising	1,215	1,007
Deferred income	1,917	747
Other accrued liabilities	3,442	2,357

Total current liabilities	11,909	9,327

Long-term income taxes payable	192	190
Long-term debt	7,076	2,077
Long-term deferred tax liabilities	2,762	926
Other long-term liabilities	2,495	1,236
Contingencies (Note 26)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,118 shares issued and outstanding (5,581 issued and 5,511 outstanding as of December 25, 2010)	16,247	16,178
Accumulated other comprehensive income (loss)	(32)	333
Retained earnings	29,902	32,919

Total stockholders’ equity	46,117	49,430

Total liabilities and stockholders’ equity	$70,551	$63,186

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Oct. 1, 2011	Sept. 25, 2010
Cash and cash equivalents, beginning of period	$5,498	$3,987

Cash flows provided by (used for) operating activities:
Net income	9,582	8,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,808	3,252
Share-based compensation	812	704
Net loss on retirement of assets	78	26
Excess tax benefit from share-based payment arrangements	(28)	(63)
Amortization of intangibles	667	180
(Gains) losses on equity method investments, net	148	(163)
(Gains) losses on other equity investments, net	(243)	(76)
(Gains) losses on divestitures	(164)	—
Deferred taxes	589	(36)
Changes in assets and liabilities:
Accounts receivable	(856)	(628)
Inventories	(110)	(479)
Accounts payable	645	20
Accrued compensation and benefits	(651)	(205)
Income taxes payable and receivable	194	179
Other assets and liabilities	(138)	147

Total adjustments	4,751	2,858

Net cash provided by operating activities	14,333	11,142

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(7,920)	(3,338)
Acquisitions, net of cash acquired	(8,477)	(70)
Purchases of available-for-sale investments	(7,426)	(11,835)
Sales of available-for-sale investments	9,052	430
Maturities of available-for-sale investments	8,645	8,363
Purchases of trading assets	(6,795)	(6,761)
Maturities and sales of trading assets	7,688	5,949
Origination of loans receivable	(206)	(421)
Investments in non-marketable equity investments	(569)	(242)
Return of equity method investments	172	151
Proceeds from divestitures	50	—
Other investing	252	207

Net cash used for investing activities	(5,534)	(7,567)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	28	87
Proceeds from government grants	56	79
Excess tax benefit from share-based payment arrangements	28	63
Issuance of long-term debt	4,962	—
Proceeds from sales of shares through employee equity incentive plans	925	535
Repurchase of common stock	(10,187)	(222)
Payment of dividends to stockholders	(3,057)	(2,624)
Other financing	(5)	37

Net cash used for financing activities	(7,250)	(2,045)

Effect of exchange rate fluctuations on cash and cash equivalents	10	—

Net increase (decrease) in cash and cash equivalents	1,559	1,530

Cash and cash equivalents, end of period	$7,057	$5,517

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$2,770	$3,493

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited

Note 1: Basis of Presentation

We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (GAAP), consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 25, 2010.

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2011 is a 53-week fiscal year, and the first quarter of 2011 was a 14-week quarter. Fiscal year 2010 was a 52-week fiscal year, and the first quarter of 2010 was a 13-week quarter.

In the first quarter of 2011, we completed the acquisition of McAfee, Inc. For further information, see “Note 15: Acquisitions.” Certain of the operations acquired from McAfee have a functional currency other than the U.S. dollar. As a result, translation adjustments have been recorded through accumulated other comprehensive income (loss) beginning in 2011.

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

In September 2011, the FASB issued amended standards to simplify how entities test goodwill for impairment. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as outlined in the previously issued standards. These amended standards are effective for us beginning in the first quarter of 2012; however, we plan to early adopt in the fourth quarter. We do not expect these new standards to significantly impact our consolidated condensed financial statements.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of October 1, 2011 and December 25, 2010:

	00000	00000	00000	00000	00000	00000	00000	00000
	October 1, 2011				December 25, 2010
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$3,457	$—	$3,457	$—	$2,600	$—	$2,600
Government bonds	1,650	—	—	1,650	1,279	505	—	1,784
Bank deposits	—	499	—	499	—	560	—	560
Money market fund deposits	463	—	—	463	34	—	—	34
Short-term investments:
Commercial paper	—	2,403	—	2,403	—	2,712	—	2,712
Corporate bonds	144	525	7	676	121	1,378	1	1,500
Government bonds	82	373	—	455	4,890	1,320	—	6,210
Bank deposits	—	342	—	342	—	858	—	858
Asset-backed securities	—	—	—	—	—	—	14	14
Trading assets:
Government bonds	883	1,683	—	2,566	311	2,115	—	2,426
Corporate bonds	201	540	—	741	199	916	—	1,115
Commercial paper	—	404	—	404	—	488	—	488
Municipal bonds	—	288	—	288	—	375	—	375
Asset-backed securities	—	—	130	130	—	—	190	190
Bank deposits	—	89	—	89	—	108	—	108
Money market fund deposits	41	—	—	41	3	—	—	3
Marketable equity securities	6	—	—	6	388	—	—	388
Other current assets:
Derivative assets	—	224	—	224	—	330	—	330
Loans receivable	—	34	—	34	—	—	—	—
Marketable equity securities	448	68	—	516	785	223	—	1,008
Other long-term investments:
Corporate bonds	34	340	59	433	104	601	50	755
Government bonds	—	300	—	300	83	2,002	—	2,085
Bank deposits	—	75	—	75	—	133	—	133
Asset-backed securities	—	—	50	50	—	—	53	53
Other long-term assets:
Loans receivable	—	745	—	745	—	642	—	642
Derivative assets	—	20	30	50	—	19	31	50

Total assets measured and recorded at fair value	$3,952	$12,409	$276	$16,637	$8,197	$17,885	$339	$26,421

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$279	$11	$290	$—	$201	$7	$208
Long-term debt	—	—	129	129	—	—	128	128
Other long-term liabilities:
Derivative liabilities	—	32	—	32	—	47	—	47

Total liabilities measured and recorded at fair value	$—	$311	$140	$451	$—	$248	$135	$383

Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. Treasury securities, U.S. agency securities, and Federal Deposit Insurance Corporation (FDIC)-insured corporate bonds.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended October 1, 2011 and for the twelve months ended December 25, 2010:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
(In Millions)	Corporate Bonds	Asset-Backed Securities	Derivative Assets	Derivative Liabilities	Long-term Debt	Total Gains (Losses)
Balance as of December 25, 2010	$51	$257	$31	$(7)	$(128)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	(2)	(1)	(4)	(1)	(10)
Included in other comprehensive income (loss)	8	(3)	—	—	—	5
Purchases	13	12	3	—	—
Settlements and maturities	(4)	(84)	—	—	—
Transfers out of Level 3	—	—	(3)	—	—

Balance as of October 1, 2011	$66	$180	$30	$(11)	$(129)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of October 1, 2011	$(2)	$(2)	$(1)	$(4)	$(1)	$(10)

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
(In Millions)	Corporate Bonds	Asset-Backed Securities	Derivative Assets	Derivative Liabilities	Long-term Debt	Total Gains (Losses)
Balance as of December 26, 2009	$369	$754	$31	$(65)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	6	(3)	(2)	(5)	(6)
Included in other comprehensive income (loss)	4	9	—	—	—	13
Purchases	6	—	7	—	—
Sales	(44)	(28)	(4)	—	—
Settlements and maturities	(75)	(484)	—	—	—
Transfers out of Level 3	(207)	—	—	60	—

Balance as of December 25, 2010	$51	$257	$31	$(7)	$(128)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of December 25, 2010	$—	$6	$(4)	$(1)	$(5)	$(4)

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

Fair Value Option for Financial Assets/Liabilities

We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of October 1, 2011, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. These loans receivable are classified within other long-term assets and other current assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During the three and nine months ended October 1, 2011, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies and were insignificant during the three and nine months ended October 1, 2011. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We elected this fair value option for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. The 2007 Arizona bonds are included in long-term debt. As of October 1, 2011 and December 25, 2010, no other instruments were similar to the 2007 Arizona bonds for which we elected fair value treatment.

As of October 1, 2011, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds and the related total return swap are recorded in interest and other, net. We capitalize interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-marketable equity investments and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the nine months ended October 1, 2011, and the gains (losses) recorded during the three and nine months ended October 1, 2011 on those assets:

(In Millions)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Total Gains (Losses) for Three Months Ended	Total Gains (Losses) for Nine Months Ended
	Oct. 1, 2011	Leve l	Level 2	Level 3	Oct. 1, 2011	Oct. 1, 2011
Non-marketable equity investments	$53	$—	$—	$53	$(12)	$(33)
Property, plant and equipment	$—	$—	$—	$—	$—	$(10)

Total gains (losses) for assets held as of October 1, 2011					$(12)	$(43)

Gains (losses) for non-marketable equity investments no longer held					$—	$(1)
Gains (losses) for property, plant and equipment no longer held					$(23)	$(68)

Total gains (losses) for recorded non-recurring measurement					$(35)	$(112)

The following table presents the financial instruments and non-financial assets that were measured and recorded at fair value on a non-recurring basis during the nine months ended September 25, 2010, and the gains (losses) recorded during the three and nine months ended September 25, 2010 on those assets:

(In Millions)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Total Gains (Losses) for Three Months Ended	Total Gains (Losses) for Nine Months Ended
	Sept. 25, 2010	Leve l	Level 2	Level 3	Sept. 25, 2010	Sept. 25, 2010
Non-marketable equity investments	$123	$—	$—	$125	$(32)	$(94)

Total gains (losses) for assets held as of September 25, 2010					$(32)	$(94)

Gains (losses) for non-marketable equity investments no longer held					$—	$(1)
Gains (losses) for property, plant and equipment no longer held					$(9)	$(49)

Total gains (losses) for recorded non-recurring measurement					$(41)	$(144)

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

A portion of our non-marketable equity investments were measured and recorded at fair value in the first nine months of 2011 and 2010 due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenues and costs are developed using historical data and available market data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, the terms of the investees’ issued interests, and the lack of marketability of the investments.

Additionally, certain of our property, plant and equipment was measured and recorded at fair value during the first nine months of 2011 and 2010 due to events or circumstances we identified that indicated that the carrying value of the assets or the asset grouping was not recoverable, resulting in impairment charges. Most of these asset impairments related to manufacturing assets.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our non-marketable equity investments, marketable equity method investment, debt carried at amortized cost, and cost method loans receivable quarterly for disclosure purposes; however, they are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis as of October 1, 2011 and December 25, 2010 were as follows:

	0000000	0000000	0000000	0000000
	October 1, 2011		December 25, 2010
(In Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-marketable equity investments	$2,795	$5,588	$2,633	$5,144
Marketable equity method investment	$37	$73	$31	$167
Loans receivable	$258	$258	$208	$208
Long-term debt	$6,947	$7,533	$1,949	$2,283

As of October 1, 2011 and December 25, 2010, the unrealized loss position of our non-marketable equity investments was not significant.

Our marketable equity method investment is our ownership interest in SMART Technologies, Inc. The fair value of our ownership interest in SMART was based on the quoted closing stock price as of October 1, 2011 and December 25, 2010.

The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $779 million as of October 1, 2011 ($642 million as of December 25, 2010). The carrying amount and fair value of long-term debt exclude long-term debt measured and recorded at a fair value of $129 million as of October 1, 2011 ($128 million as of December 25, 2010).

The fair value of our loans receivable is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The credit quality of our loans receivable remains high, with credit ratings of BBB+/A2 or better as of October 1, 2011. The fair value of our long-term debt is determined using third party market prices and discounted cash flow models that take into consideration variables such as credit-rating changes and interest rate changes.

In addition to the financial instruments in the table above, we incurred a liability as result of entering into a long-term patent cross-license agreement with NVIDIA Corporation in January 2011. We agreed to make payments to NVIDIA over six years. For further information on the payment terms and recognition of licensed technology intangible assets, see “Note 18: Identified Intangible Assets.” As of October 1, 2011, the carrying amount of the liability arising from the agreement was $1.2 billion and is classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value of the liability arising from the NVIDIA cross-license agreement approximates the carrying amount. The fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 6: Trading Assets

Trading assets as of October 1, 2011 and December 25, 2010 were as follows:

(In Millions)	Oct. 1, 2011	Dec. 25 2010
Marketable debt instruments	$4,259	$4,705
Marketable equity securities	6	388

Total trading assets	$4,265	$5,093

Net losses on marketable debt instruments classified as trading assets still held at the reporting date were $89 million in the third quarter of 2011 and $37 million in the first nine months of 2011 (net gains of $154 million in the third quarter of 2010 and net losses of $11 million in the first nine months of 2010). Net gains on the related derivatives were $81 million in the third quarter of 2011 and $42 million in the first nine months of 2011 (net losses of $130 million in the third quarter of 2010 and net gains of $4 million in the first nine months of 2010).

Net losses on marketable equity securities classified as trading assets still held at the reporting date, excluding the impacts of the related derivatives, were insignificant in the third quarter of 2011 and in the first nine months of 2011 (net losses of $129 million in the third quarter of 2010 and $91 million in the first nine months of 2010).

In 2010, we sold our ownership interest in Numonyx B.V. to Micron Technology, Inc. The Micron common stock we received in the transaction was classified as marketable equity securities within trading assets. During the second quarter of 2011, we sold our remaining shares in Micron.

Note 7: Available-for-Sale Investments

Available-for-sale investments as of October 1, 2011 and December 25, 2010 were as follows:

	October 1, 2011				December 25, 2010
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,864	$—	$(4)	$5,860	$5,312	$—	$—	$5,312
Government bonds	2,407	—	(2)	2,405	10,075	9	(5)	10,079
Corporate bonds	1,100	14	(5)	1,109	2,250	9	(4)	2,255
Bank deposits	916	—	—	916	1,550	1	—	1,551
Marketable equity securities	200	319	(3)	516	380	629	(1)	1,008
Money market fund deposits	463	—	—	463	34	—	—	34
Asset-backed securities	63	—	(13)	50	76	—	(9)	67

Total available-for-sale investments	$11,013	$333	$(27)	$11,319	$19,677	$648	$(19)	$20,306

In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as U.S. Treasury securities, non-U.S. government bonds, U.S. agency securities, and Federal Deposit Insurance Corporation (FDIC)-insured corporate bonds as of October 1, 2011 and December 25, 2010.

The amortized cost and fair value of available-for-sale debt investments as of October 1, 2011, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$9,487	$9,483
Due in 1–2 years	512	515
Due in 2–5 years	284	289
Due after 5 years	4	3
Instruments not due at a single maturity date	526	513

Total	$10,813	$10,803

Instruments not due at a single maturity date in the table above includes asset-backed securities and money market fund deposits.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We sold available-for-sale investments for proceeds of $298 million in the third quarter of 2011 and $9.1 billion in the first nine months of 2011 ($93 million in the third quarter of 2010 and $399 million in the first nine months of 2010). Substantially all of the proceeds in the first nine months of 2011 were from debt investments that were primarily used to fund our acquisition of McAfee. The gross realized gains on sales of available-for-sale investments were $186 million in the third quarter of 2011 and $251 million in the first nine months of 2011 ($33 million in the third quarter of 2010 and $112 million in the first nine months of 2010) and were primarily related to our sales of marketable equity securities. We determine the cost of an investment sold on an average cost basis at the individual security level.

The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Net unrealized holding gains (losses) included in other comprehensive income (loss)	$(47)	$231	$(23)	$365
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$203	$16	$291	$90

Note 8: Inventories

Inventories at the end of each period were as follows:

(In Millions)	Oct. 1, 2011	Dec. 25, 2010
Raw materials	$614	$471
Work in process	1,494	1,887
Finished goods	1,851	1,399

Total inventories	$3,959	$3,757

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Commodity Price Risk

We operate facilities that consume commodities and have established forecasted transaction risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices, such as those for natural gas. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

(In Millions)	Oct. 1, 2011	Dec. 25, 2010	Sept. 25, 2010
Currency forwards	$9,902	$8,502	$7,272
Interest rate swaps	2,001	2,166	2,208
Currency interest rate swaps	1,870	2,259	2,189
Embedded debt derivatives	3,600	3,600	3,600
Total return swaps	731	627	550
Equity options	31	496	501
Currency options	—	94	94
Other	136	66	65

Total	$18,271	$17,810	$16,479

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) were as follows:

(In Millions)	Oct. 1, 2011	Dec. 25, 2010	Sept. 25, 2010
Euro	$3,958	$4,445	$4,122
Japanese yen	3,464	3,440	2,954
Israeli shekel	1,987	1,191	845
Chinese yuan	606	347	289
Malaysian ringgit	549	382	278
British pound sterling	371	424	430
Other	837	626	637

Total	$11,772	$10,855	$9,555

Credit-Risk-Related Contingent Features

As of October 1, 2011 and December 25, 2010, we did not have any derivative instruments that contain credit-risk-related contingent features, such as provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets

The fair values of our derivative instruments as of October 1, 2011 and December 25, 2010 were as follows:

	Current	Current	Current	Current	Current	Current	Current	Current
	Oct. 1, 2011				Dec. 25, 2010
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Currency forwards	$124	$2	$124	$10	$120	$3	$43	$3
Other	1	—	—	—	2	—	—	—

Total derivatives designated as hedging instruments	$125	$2	$124	$10	$122	$3	$43	$3

Derivatives not designated as hedging instruments
Currency forwards	$69	$—	$46	$—	$35	$—	$14	$—
Interest rate swaps	2	—	77	—	2	—	96	—
Currency interest rate swaps	28	18	33	17	64	17	47	13
Embedded debt derivatives	—	—	—	5	—	—	—	31
Total return swaps	—	6	—	—	41	6	—	—
Equity options	—	1	10	—	65	5	7	—
Other	—	23	—	—	1	19	1	—

Total derivatives not designated as hedging instruments	$99	$48	$166	$22	$208	$47	$165	$44

Total derivatives	$224	$50	$290	$32	$330	$50	$208	$47

Derivatives in Cash Flow Hedging Relationships

The before-tax effects of derivative instruments in cash flow hedging relationships for the three and nine months ended October 1, 2011 and September 25, 2010 were as follows:

	YTD 2011	YTD 2011	YTD 2011	YTD 2011	YTD 2011
	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	Q3 2011	Q3 2010	Location	Q3 2011	Q3 2010
Currency forwards	$(101)	$184	Cost of sales	$38	$3
			Research and development	8	4
			Marketing, general and administrative	8	(4)
Other	—	(2)	Cost of sales	—	1

Total	$(101)	$182		$54	$4

	YTD20111	YTD20111	YTD20111	YTD20111	YTD20111
	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	YTD 2011	YTD 2010	Location	YTD 2011	YTD 2010
Currency forwards	$155	$6	Cost of sales	$114	$32
			Research and development	31	21
			Marketing, general and administrative	25	2
Other	2	1	Cost of sales	2	(2)

Total	$157	$7		$172	$53

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding tables. We estimate that we will reclassify approximately $27 million (before taxes) of net derivative gains included in other accumulated comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income were as follows:

	$(114)	$(114)	$(114)	$(114)	$(114)
		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Currency forwards	Interest and other, net	$34	$(60)	$50	$83
Interest rate swaps	Interest and other, net	(11)	(20)	(30)	(66)
Currency interest rate swaps	Interest and other, net	85	(132)	(43)	94
Total return swaps	Various	(64)	33	(44)	31
Equity options	Gains (losses) on other equity investments, net	(4)	63	(70)	78
Other	Gains (losses) on other equity investments, net	1	2	3	(2)

Total		$41	$(114)	$(134)	$218

Note 10: Other Long-Term Assets

Other long-term assets at the end of each period were as follows:

	Oct. 1,	Dec. 25,
(In Millions)	2011	2010
Equity method investments	$1,772	$1,791
Non-marketable cost method investments	1,060	872
Non-current deferred tax assets	333	289
Loans receivable	749	741
Other	825	558

Total other long-term assets	$4,739	$4,251

Note 11: Equity Method Investments

IMFT/IMFS

Micron and Intel formed IM Flash Technologies, LLC (IMFT) in January 2006 and IM Flash Singapore, LLP (IMFS) in February 2007. We established these joint ventures to manufacture NAND flash memory products for Micron and Intel. As of October 1, 2011, we owned a 49% interest in IMFT and an 18% interest in IMFS. The carrying value of our investment in IMFT/IMFS was $1.4 billion as of October 1, 2011 ($1.5 billion as of December 25, 2010) and is classified within other long-term assets. In the third quarter of 2011, we made an additional investment of $131 million in IMFS, which increased our ownership interest compared to the second quarter of 2011. The IMFS fabrication facility began initial production in the second quarter of 2011. IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. As a result of our overall net reduction of our ownership interest in IMFS, Micron now appoints the majority of the managers on the IMFS board. These ventures are expected to operate until 2016 but are subject to earlier termination under certain terms and conditions.

These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT/IMFS as of October 1, 2011. Except for the amount due to IMFT/IMFS for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in these joint ventures as of October 1, 2011. Future cash calls could increase our investment balance and the related exposure to loss. Potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT/IMFS. Finally, as we are currently committed to purchasing 49% of IMFT’s and 29% of IMFS’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value. Our contractual commitment to purchase product output and fund production-related services adjusts to changes in our ownership percentage on a lag.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Our portion of IMFT/IMFS costs, primarily related to product purchases and production-related services, was approximately $255 million during the third quarter of 2011 and approximately $725 million during the first nine months of 2011 (approximately $200 million during the third quarter of 2010 and approximately $580 million during the first nine months of 2010). The amount due to IMFT/IMFS for product purchases and services provided was approximately $155 million as of October 1, 2011 (approximately $105 million as of December 25, 2010). During the first nine months of 2011, $172 million was returned to Intel by IMFT/IMFS, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($151 million during the first nine months of 2010).

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

Intel-GE Care Innovations, LLC

In the first quarter of 2011, Intel and General Electric Company (GE) formed an equally owned joint venture, Intel-GE Care Innovations, LLC (Care Innovations), in the healthcare industry that focuses on independent living and delivery of health-related services via telecommunications. The company was formed by combining assets of GE Healthcare’s Home Health division and Intel’s Digital Health Group. As a result of the formation of Care Innovations, we recognized a gain of $164 million in the first quarter of 2011 that is recorded in interest and other, net. The carrying value of our investment in Care Innovations was $149 million as of October 1, 2011 and is classified in other long-term assets.

Care Innovations is dependent upon Intel and GE for any additional cash requirements and, therefore, is a variable interest entity. Our known maximum exposure to loss approximated the carrying value of our investment balance in Care Innovations as of October 1, 2011. In addition to the potential loss of our existing investment, our actual losses could be higher, as we are liable to contribute additional future funding up to $65 million if Care Innovations meets established milestones.

Intel and GE share the power to direct all of Care Innovations’ activities that most significantly impact its economic performance. As a result, we account for our interests in Care Innovations under the equity method of accounting.

Note 12: Gains (Losses) on Equity Method Investments, Net

Gains (losses) on equity method investments, net included:

	$ 243	$ 243	$ 243	$ 243
	Three Months Ended		Nine Months Ended
(In Millions)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Equity method losses, net	$(63)	$(28)	$(192)	$(72)
Impairment charges	—	—	—	(10)
Other, net	23	154	44	245

Total gains (losses) on equity method investments, net	$(40)	$126	$(148)	$163

Note 13: Gains (Losses) on Other Equity Investments, Net

Gains (losses) on other equity investments, net included:

	$ 243	$ 243	$ 243	$ 243
	Three Months Ended		Nine Months Ended
(In Millions)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Impairment charges	$(79)	$(32)	$(102)	$(85)
Gains on sales, net	189	22	276	125
Other, net	22	(39)	69	36

Total gains (losses) on other equity investments, net	$132	$(49)	$243	$76

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 14: Interest and Other, Net

The components of interest and other, net were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Interest income	$22	$35	$70	$90
Interest expense	—	—	(6)	—
Other, net	(7)	3	157	(12)

Total interest and other, net	$15	$38	$221	$78

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

(In Millions)
Marketable debt securities	$329
Goodwill	4,299
Identified intangible assets	3,552
Deferred tax assets	738
Other assets	417
Deferred income	(1,049)
Deferred tax liabilities	(1,191)
Other liabilities	(395)

Total	$6,700

The preliminary goodwill of $4.3 billion arising from the acquisition is primarily attributed to the assembled workforce of McAfee and synergies to enable the combination of security and hardware from a single company to protect online devices. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. Goodwill for the McAfee acquisition has not yet been assigned to our operating segments. For further information, see “Note 17: Goodwill.”

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The identified intangible assets assumed in the acquisition of McAfee were recognized as follows based upon their fair values as of February 28, 2011:

	Fair Value (In Millions)	Estimated Useful Life (In Years)
Developed technology	$1,221	4
Customer relationships	1,418	2–7

Total identified intangible assets subject to amortization	$2,639
In-process research and development	92
Trade names	821

Total identified intangible assets	$3,552

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

Other 2011 Acquisitions

During the first nine months of 2011, in addition to the McAfee acquisition, we completed eleven acquisitions qualifying as business combinations in exchange for total consideration of $1.9 billion, substantially all cash consideration. Total net cash consideration to acquire the Wireless Solutions (WLS) business of Infineon Technologies AG, which operates as Intel Mobile Communications, was $1.4 billion. The WLS business offers mobile phone components such as baseband processors, radio frequency transceivers, and power management chips. In addition to managing the existing WLS business, the objective of the acquisition is to provide solutions that enable wireless connectivity for a broad range of computing applications.

The allocation of purchase consideration to assets and liabilities acquired in the acquisition of the WLS business is not yet finalized. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are the valuation of net tangible assets acquired and residual goodwill. The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisitions completed during the first nine months of 2011, excluding McAfee, were allocated as follows:

(In Millions)
Fair value of net tangible assets acquired	$202
Goodwill	353
Identified intangible assets	1,332

Total	$1,887

For the information on the assignment of preliminary goodwill for the acquisitions, see “Note 17: Goodwill.”

The identified intangible assets assumed in the acquisitions completed during the first nine months of 2011, excluding McAfee, were recognized as follows:

	Fair Value (In Millions)	Estimated Useful Life (In Years)
Developed technology	$1,054	3–9
Customer relationships	116	5–8
Other intangible assets	43	2–5

Total identified intangible assets subject to amortization	$1,213
In-process research and development	119

Total identified intangible assets	$1,332

INTEL CORPORATION

NOTES TO CONSOLIDATED COMDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

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

Actual and Pro Forma Results of Acquirees

Net revenue and net income attributable to acquisitions completed during the first nine months of 2011 have been included in our consolidated condensed statements of income from their respective acquisition dates to the period ended October 1, 2011. The acquisitions completed during the first nine months of 2011 were not individually significant to our consolidated condensed results of operations, however, they were significant in the aggregate. For the three and nine months ended October 1, 2011, the results of the businesses acquired in 2011 contributed approximately $1.1 billion and $2.7 billion, respectively, to our net revenue and reduced our net income by approximately $35 million and $155 million, respectively; substantially all of these impacts were attributable to McAfee and Intel Mobile Communications and include the impacts of the amortization of acquired identified intangible assets.

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

The unaudited pro forma financial results for the three and nine months ended October 1, 2011 and September 25, 2010 combine the historical results of Intel for the three and nine months ended October 1, 2011 and September 25, 2010, respectively, along with the historical results of the businesses acquired during the first nine months of 2011 for the three and nine months ended September 30, 2011 and September 30, 2010, respectively (due to differences in reporting periods). The results include the effects of pro forma adjustments as if businesses acquired in the first nine months of 2011 were acquired on December 27, 2009. The three and nine months ended September 25, 2010 pro forma results include nonrecurring adjustments of $67 million and $268 million, respectively, which reduce net income due to the revaluation of McAfee’s historic deferred revenue to fair value.

The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisitions. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of December 27, 2009.

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Net revenue	$14,272	$12,134	$40,803	$34,728
Net income	$3,492	$2,939	$9,684	$8,017
Diluted earnings per share	$0.65	$0.52	$1.77	$1.41

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

INTEL CORPORATION

NOTES TO CONSOLIDATED COMDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 17: Goodwill

Goodwill activity for the first nine months of 2011 was as follows:

(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Unallocated	Total
December 25, 2010	$2,234	$1,459	$582	$256	$—	$4,531
Additions due to McAfee acquisition	—	—	—	—	4,299	4,299
Additions due to other acquisitions	14	94	177	28	40	353
Transfers	(86)	—	86	—	—	—
Effect of exchange rate fluctuations	—	—	—	—	(45)	(45)

October 1, 2011	$2,162	$1,553	$845	$284	$4,294	$9,138

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

During the first quarter of 2011, we completed the acquisition of McAfee. The goodwill recognized from this acquisition is unallocated to date. We will use information from our annual planning process, which will be completed later this year, to measure the synergistic value that the McAfee acquisition creates for operating segments other than McAfee. The substantial majority of goodwill recognized from other acquisitions was allocated to Intel Mobile Communications, the Data Center Group, the Ultra-Mobility Group, the Software and Services Group, and the PC Client Group. Intel Mobile Communications and the Ultra-Mobility Group are included in the other Intel architecture operating segments category in the preceding table, while our Software and Services Group is included in the software and services operating segments category. The remaining goodwill from other acquisitions is unallocated to date as we continue to measure the synergistic value that the acquisitions create for our individual operating segments. For further information about our acquisitions during the first nine months of 2011, see “Note 15: Acquisitions.”

No goodwill was impaired during the first nine months of 2011 and 2010, and the accumulated impairment losses as of October 1, 2011 were $713 million: $341 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $93 million associated with other Intel architecture operating segments. The accumulated impairment losses as of December 25, 2010 were $713 million: $355 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $79 million associated with other Intel architecture operating segments.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 18: Identified Intangible Assets

Identified intangible assets consisted of the following as of October 1, 2011 and December 25, 2010:

	$(1,302)	$(1,302)	$(1,302)
	October 1, 2011
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,526	$(437)	$2,089
Acquisition-related customer relationships	1,706	(187)	1,519
Acquisition-related trade names	65	(18)	47
Licensed technology	2,349	(660)	1,689

Identified intangible assets subject to amortization	$6,646	$(1,302)	$5,344
Acquisition-related trade names	812	—	812
Other intangible assets	289	—	289

Identified intangible assets not subject to amortization	$1,101	$—	$1,101

Total identified intangible assets	$7,747	$(1,302)	$6,445

	$(1,302)	$(1,302)	$(1,302)
	December 25, 2010
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$235	$(97)	$138
Acquisition-related customer relationships	152	(10)	142
Acquisition-related trade names	46	(10)	36
Licensed technology	1,204	(765)	439

Identified intangible assets subject to amortization	$1,637	$(882)	$755
Other intangible assets	105	—	105

Total identified intangible assets	$1,742	$(882)	$860

As a result of our acquisition of McAfee during the first quarter of 2011, we recorded $3.6 billion of identified intangible assets. In addition, as a result of our other acquisitions during the first nine months of 2011, we recorded $1.3 billion of identified intangible assets, most of which was from the acquisition of the WLS business of Infineon. For further information about identified intangible assets recorded as a result of acquisitions during the first nine months of 2011, see “Note 15: Acquisitions.”

In January 2011, we entered into a long-term patent cross-license agreement with NVIDIA. Under the agreement, we received a license to all of NVIDIA’s patents while NVIDIA products are licensed to our patents, subject to exclusions for x86 products, certain chipsets, and certain flash memory technology products. The agreement also included settlement of the existing litigation between the companies as well as broad mutual general releases. We agreed to make payments totaling $1.5 billion to NVIDIA over six years ($300 million in each of January 2011, 2012, and 2013; and $200 million in each of January 2014, 2015, and 2016), which resulted in a liability totaling approximately $1.4 billion, on a discounted basis. In the fourth quarter of 2010, we recognized an expense of $100 million related to the litigation settlement. In the first quarter of 2011, we recognized the remaining amount of $1.3 billion as licensed technology which will be amortized into cost of sales over its estimated useful life of 17 years. As of October 1, 2011, the remaining liability of $1.2 billion is classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments. The intangible asset and associated liability for future payments to NVIDIA are treated as a noncash transaction and, therefore, have no impact on our consolidated condensed statements of cash flows for the nine months ended October 1, 2011. These future payments will be treated as cash used for financing activities.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

For identified intangible assets that are subject to amortization, we recorded amortization expense on the consolidated condensed statements of income as follows:

	Remainder	Remainder	Remainder	Remainder	Remainder
		Three Months Ended		Nine Months Ended
(In Millions)		Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Acquisition-related developed technology		$135	$16	$345	$48
Licensed technology		44	36	133	121

Cost of sales		$179	$52	$478	$169

Research and development (licensed technology)		$1	$—	$1	$—

Acquisition-related customer relationships		$73	$2	$180	$5
Acquisition-related trade names		3	2	8	6

Amortization of acquisition-related intangibles		$76	$4	$188	$11
Based on the identified intangible assets that are subject to amortization as of October 1, 2011, we expect future amortization expense to be as follows:
	Remainder
(In Millions)	of 2011	2012	2013	2014	2015
Acquisition-related developed technology	$134	$518	$503	$484	$212
Licensed technology	44	169	152	141	123

Cost of sales	$178	$687	$655	$625	$335

Research and development (licensed technology)	$1	$6	$6	$6	$6

Acquisition-related customer relationships	$72	$283	$263	$258	$250
Acquisition-related trade names	2	10	10	10	9

Amortization of acquisition-related intangibles	$74	$293	$273	$268	$259
Note 19: Deferred Income Deferred income at the end of each period was as follows:
(In Millions)				Oct. 1, 2011	Dec. 25, 2010
Deferred income on shipments of components to distributors				$833	$622
Deferred income from software and services operating segments				1,084	125

Current deferred income				$1,917	$747
Non-current deferred income from software and services operating segments				381	21

Total deferred income				$2,298	$768

We classify non-current deferred income from the software and services operating segments in other long-term liabilities.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 20: Chipset Design Issue

In January 2011, as part of our ongoing quality assurance procedures, we identified a design issue with the Intel® 6 Series Express Chipset family (formerly code-named Cougar Point). The issue affected chipsets sold in the fourth quarter of 2010 and January 2011. We subsequently implemented a silicon fix, and began shipping the updated version of the affected chipset in February 2011. We estimate that the total cost to repair and replace affected materials and systems, located with customers and in the market, will be $733 million. We recorded a charge of $311 million in the fourth quarter of 2010, which comprised $67 million in product costs for the affected chipsets and $244 million to establish a product accrual for this issue. We recognized a charge of $343 million in the first quarter of 2011, primarily related to an additional product accrual for the estimated costs to repair and replace affected materials and systems associated with products sold subsequent to December 25, 2010. In the second quarter of 2011, we recognized an additional $79 million charge as we finalized agreements with customers for reimbursement to repair and replace affected materials and systems. Therefore, we do not expect to have any significant future adjustments to our estimate. The charges incurred in the first half of 2011 are reflected in the results of the PC Client Group operating segment. As of October 1, 2011, the remaining product accrual for the chipset design issue was $144 million and is classified within other accrued liabilities.

Note 21: Borrowings

Short-Term Debt

We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first nine months of 2011 were $1.4 billion, although no commercial paper remained outstanding as of October 1, 2011.

Long-Term Debt

Senior Notes

In the third quarter of 2011, we issued $5.0 billion aggregate principal amount of senior unsecured notes (the notes). The outstanding balance for the notes included in long-term debt was as follows.

(In Millions)	October 1, 2011
1.95% Senior Notes due October 1, 2016	$1,498
3.30% Senior Notes due October 1, 2021	1,995
4.80% Senior Notes due October 1, 2041	1,489

Total	$4,982

The notes bear a fixed rate of interest payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2012. We may redeem the notes, in whole or in part, at any time at our option at specified redemption prices. The notes rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.

The notes were issued primarily to repurchase shares of our common stock pursuant to our common stock repurchase program, and for general corporate purposes.

Convertible Debentures

In 2009, we issued $2.0 billion of junior subordinated convertible debentures (the 2009 debentures) due in 2039. In 2005, we issued $1.6 billion of junior subordinated convertible debentures (the 2005 debentures) due in 2035. The conversion rates for the 2009 and 2005 debentures adjust for certain events outlined in the indenture governing the debentures, such as quarterly dividend distributions in excess of $0.14 per share and $0.10 per share, for the 2009 and 2005 debentures, respectively. As of October 1, 2011, the conversion rate for the 2009 debentures was 44.55 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $22.45 per share of common stock (as of December 25, 2010, the conversion rate was 44.09 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $22.68 per share of common stock). As of October 1, 2011, the conversion rate for the 2005 debentures was 32.94 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $30.36 per share of common stock (as of December 25, 2010, the conversion rate was 32.52 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $30.75 per share of common stock).

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

In May 2011, stockholders approved an extension of the 2006 Equity Incentive Plan (2006 Plan). Stockholders approved 168 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 596 million shares. The approval also extended the expiration date of the 2006 Plan to June 2014. The maximum shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) was increased to 394 million shares. As of October 1, 2011, 308 million shares remained available for future grant under the 2006 Plan.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. In May 2011, stockholders approved an extension of the 2006 Stock Purchase Plan. Stockholders approved 133 million additional shares for issuance, increasing the total shares of common stock available for issuance to 373 million shares. The approval also extended the expiration date of the 2006 Stock Purchase Plan to August 2016. As of October 1, 2011, 254 million shares were available for issuance under the 2006 Stock Purchase Plan.

Share-Based Compensation

We recognized $250 million of share-based compensation in the third quarter of 2011 and $812 million for the first nine months of 2011 ($224 million in the third quarter of 2010 and $704 million for the first nine months of 2010).

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

	Three Months Ended		Nine Months Ended
	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Estimated values	$21.37	$20.58	$19.80	$22.64
Risk-free interest rate	0.5%	0.6%	0.7%	1.1%
Dividend yield	3.6%	2.9%	3.4%	2.6%
Volatility	26%	33%	27%	31%

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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Estimated values	$3.82	$5.13	$3.88	$4.84	$4.90	$4.82	$4.69	$4.71
Expected life (in years)	5.4	4.8	5.3	4.9	0.5	0.5	0.5	0.5
Risk-free interest rate	1.7%	2.5%	2.2%	2.6%	0.2%	0.3%	0.2%	0.2%
Volatility	26%	33%	26%	28%	28%	32%	26%	32%
Dividend yield	3.6%	2.9%	3.4%	2.7%	3.7%	3.0%	3.6%	3.1%

Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each year.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restricted Stock Unit Awards

Activity with respect to outstanding restricted stock units (RSUs) for the first nine months of 2011 was as follows:

	Exercise Price	Exercise Price
(In Millions, Except Per RSU Amounts)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 25, 2010	99.8	$18.56
Granted	41.8	$19.80
Assumed in acquisition	5.8	$20.80
Vested	(34.3)	$18.51
Forfeited	(3.7)	$19.03

October 1, 2011	109.4	$19.16

The aggregate fair value of awards that vested during the first nine months of 2011 was $679 million, which represents the market value of Intel common stock on the date that the restricted stock units vested. The grant date fair value of awards that vested during the first nine months of 2011 was $635 million. The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of October 1, 2011, 4 million of the outstanding restricted stock units were market-based restricted stock units.

Stock Option Awards

Activity with respect to outstanding stock options for the first nine months of 2011 was as follows:

	Exercise Price	Exercise Price
(In Millions, Except Per Option Amounts)	Number of Options	Weighted Average Exercise Price
December 25, 2010	386.4	$20.45
Granted	14.1	$21.39
Assumed in acquisition	11.8	$15.95
Exercised	(32.3)	$18.85
Cancelled and forfeited	(7.8)	$20.40
Expired	(17.9)	$24.96

October 1, 2011	354.3	$20.25

Options exercisable as of:
December 25, 2010	263.0	$21.03
October 1, 2011	237.3	$20.70

During the first nine months of 2011, the aggregate intrinsic value of stock option exercises was $120 million, which represents the difference between the exercise price and the value of Intel common stock at the time of exercise.

Stock Purchase Plan

Employees purchased 18.5 million shares in the first nine months of 2011 (17.2 million shares in the first nine months of 2010) for $318 million ($281 million in the first nine months of 2010) under the 2006 Stock Purchase Plan.

Note 23: Common Stock Repurchases

Common Stock Repurchase Program

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. This amount includes the $10 billion increase in the authorization limit approved by our Board of Directors in September 2011. As of October 1, 2011, $14.2 billion remained available for repurchase under the existing repurchase authorization limit. During the third quarter of 2011, we repurchased 186.2 million shares of common stock at a cost of $4.0 billion. During the first nine months of 2011, we repurchased 468.6 million shares of common stock at a cost of $10.0 billion. We did not make any common stock repurchases under our authorized plan during the first nine months of 2010. We have repurchased 3.9 billion shares at a cost of $80 billion since the program began in 1990.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first nine months of 2011, we withheld 9.5 million shares (9.3 million shares during the first nine months of 2010) to satisfy $187 million ($222 million during the first nine months of 2010) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

Note 24: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Net income available to common stockholders	$3,468	$2,955	$9,582	$8,284

Weighted average common shares outstanding — basic	5,194	5,575	5,317	5,556
Dilutive effect of employee equity incentive plans	93	67	96	87
Dilutive effect of convertible debt	53	52	53	52

Weighted average common shares outstanding — diluted	5,340	5,694	5,466	5,695

Basic earnings per common share	$0.67	$0.53	$1.80	$1.49

Diluted earnings per common share	$0.65	$0.52	$1.75	$1.45

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

For the third quarter of 2011, we excluded 104 million outstanding weighted average stock options (108 million for the first nine months of 2011) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (200 million for the third quarter of 2010 and 168 million for the first nine months of 2010). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. We also excluded our 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive. In the future, we could have potentially dilutive shares if the average market price is above the conversion price.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 25: Comprehensive Income

The components of total comprehensive income were as follows:

	$9,5820	$9,5820	$9,5820	$9,5820
	Three Months Ended		Nine Months Ended
(In Millions)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Net income	$3,468	$2,955	$9,582	$8,284
Change in net unrealized holding gain (loss) on available-for-sale investments	(161)	137	(202)	175
Change in deferred tax asset valuation allowance	(54)	34	(68)	62
Change in net unrealized holding gain (loss) on derivatives	(134)	129	(29)	(45)
Change in net prior service cost	2	—	2	(40)
Change in actuarial loss	6	—	(7)	(14)
Change in net foreign currency translation adjustment	(157)	—	(61)	—

Total comprehensive income	$2,970	$3,255	$9,217	$8,422

The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows:

	$3,468	$3,468
(In Millions)	Oct. 1, 2011	Dec. 25, 2010
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$199	$401
Accumulated net change in deferred tax asset valuation allowance	135	203
Accumulated net unrealized holding gain (loss) on derivatives	98	127
Accumulated net prior service cost	(34)	(36)
Accumulated net actuarial loss	(369)	(362)
Accumulated net foreign currency translation adjustment	(61)	—

Total accumulated other comprehensive income (loss)	$(32)	$333

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We believe that we compete lawfully and that our marketing, business, intellectual property, and other challenged practices benefit our customers and our stockholders, and we will continue to conduct a vigorous defense in these proceedings. While we have settled some of these matters, the distractions caused by challenges to our conduct from the remaining matters are undesirable, and the legal and other costs associated with defending and resolving our position have been and continue to be significant. We assume that these challenges could continue for a number of years and may require the investment of substantial additional management time and substantial financial resources to explain and defend our position.

Government Competition Matters and Related Consumer Class Actions

In 2001, the European Commission (EC) commenced an investigation regarding claims by Advanced Micro Devices, Inc. (AMD) that we used unfair business practices to persuade customers to buy our microprocessors. We have received numerous requests for information and documents from the EC and we have responded to each of those requests. The EC issued a Statement of Objections in July 2007 and held a hearing on that Statement in March 2008. The EC issued a Supplemental Statement of Objections in July 2008.

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

In June 2005, we received an inquiry from the Korea Fair Trade Commission (KFTC) requesting documents from our Korean subsidiary related to marketing and rebate programs that we entered into with Korean PC manufacturers. In February 2006, the KFTC initiated an inspection of documents at our offices in Korea. In September 2007, the KFTC served on us an Examination Report alleging that sales to two customers during parts of 2002–2005 violated Korea’s Monopoly Regulation and Fair Trade Act. In December 2007, we submitted our written response to the KFTC. In February 2008, the KFTC’s examiner submitted a written reply to our response. In March 2008, we submitted a further response. In April 2008, we participated in a pre-hearing conference before the KFTC, and we participated in formal hearings in May and June 2008. In June 2008, the KFTC announced its intent to fine us approximately $25 million for providing discounts to Samsung Electronics Co., Ltd. and TriGem Computer Inc. In November 2008, the KFTC issued a final written decision concluding that our discounts had violated Korean antitrust law and imposing a fine on us of approximately $20 million, which we paid in January 2009. In December 2008, we appealed this decision by filing a lawsuit in the Seoul High Court seeking to overturn the KFTC’s decision. We expect a decision from the court in 2012.

In November 2009, the State of New York filed a lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that we violated federal antitrust laws; the New York Donnelly Act, which prohibits contracts or agreements to monopolize; and the New York Executive Law, which proscribes underlying violations of federal and state antitrust laws. The lawsuit alleges that we engaged in a systematic worldwide campaign of illegal, exclusionary conduct to maintain monopoly power and prices in the market for x86 microprocessors through the use of various alleged actions, including exclusive or near-exclusive agreements from large computer makers in exchange for “loyalty payments” and “bribes,” and other alleged threats and retaliation. New York claims that our alleged actions harmed New York consumers, competition, and innovation. The complaint seeks a declaration that our alleged actions have violated the federal and New York antitrust laws and the New York Executive Law; an injunction to prevent further alleged unlawful acts; damages in an amount to be proven at trial based on alleged overcharges on purchases of computers containing Intel microprocessors by New York state agencies and non-state entities, as well as by individual New York consumers, trebled as provided for by law under the Sherman Act or Donnelly Act, restitution, and disgorgement; $1 million in civil penalties for alleged violations of the Donnelly Act; and attorneys’ fees and costs. We disagree with the State of New York’s allegations and claims, and we intend to conduct a vigorous defense of the lawsuit. We filed our answer in January 2010, and the court has scheduled trial to begin in this matter in February 2012.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

In December 2010, the State of New York requested the court’s permission to amend its complaint to expand the scope of parties covered by its Donnelly Act and Executive Law claims to include small and medium businesses operating within the state of New York. We opposed that request, and in May 2011, the court denied the State of New York permission to amend its complaint. In May 2011, we filed three motions, the first seeking partial summary judgment on any claims for damages under the Sherman Act based on purchases of computers containing Intel microprocessors not made within four years of the filing of the complaint, and any claims for damages under the Donnelly Act and Executive Law based on purchases not made within three years of the filing of the complaint; the second seeking dismissal of all claims brought on behalf of non-State of New York public entities on the ground that the State of New York did not obtain proper requests to represent them; and the third seeking judgment on the pleadings on the ground that the State of New York cannot recover damages on behalf of New York consumers for certain claims. In October 2011, we filed two additional motions for summary judgment and a motion seeking to exclude the opinions and testimony of New York’s economic expert. We seek summary judgment on the grounds that each of New York’s claims lacks legal merit because our discounted prices challenged in the lawsuit were lawful and that New York cannot establish antitrust injury because, among other things, it has no evidence of any harm to competition from our alleged actions. Because resolution of these motions may materially impact the scope and nature of New York’s claims, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this litigation.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell, and LightLogic, Inc.

We acquired LightLogic, Inc. in May 2001. Frank Shum subsequently sued us, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s intellectual property is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by us as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted our motion for summary judgment on Shum’s remaining claims. In August 2007, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted our motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied our motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pretrial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to us, the jury agreed with Shum on some of those claims and was unable to reach a verdict regarding the remaining claims. In April 2009, the court granted defendants’ motions for judgment as a matter of law. Shum appealed that ruling to the U.S. Court of Appeals for the Federal Circuit, which heard oral arguments in August 2010 and affirmed the trial court’s orders in favor of Intel in December 2010. In January 2011, Shum petitioned the Federal Circuit for a re-hearing and re-hearing en banc. In February 2011, the Federal Circuit denied Shum’s request. Shum petitioned the U.S. Supreme Court for review in May 2011, and we filed our response in August 2011. The U.S. Supreme Court denied certiorari in October 2011, ending the matter.

Note 27: Operating Segment Information

Our operating segments in effect as of October 1, 2011 include:

• PC Client Group	• Ultra-Mobility Group
• Data Center Group	• McAfee
• Intel Mobile Communications	• Wind River Software Group
• Intelligent Systems Group	• Software and Services Group
• Netbook and Tablet Group	• Non-Volatile Memory Solutions Group
• Digital Home Group

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

Our PC Client Group and our Data Center Group are reportable operating segments. We aggregate and disclose the financial results of the following non-reportable operating segments within “other Intel architecture operating segments”: Intel Mobile Communications, Intelligent Systems Group (formerly known as the Embedded and Communications Group), Netbook and Tablet Group, Digital Home Group, and Ultra-Mobility Group. We also aggregate and disclose the financial results of the following non-reportable operating segments within “software and services operating segments”: McAfee, Wind River Software Group, and Software and Services Group. Each of these aggregated operating segments does not meet the quantitative thresholds to qualify as a reportable operating segment; however, we have elected to disclose the aggregation of these non-reportable operating segments. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

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

The CODM does not evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. The accounting policies for segment reporting are the same as for Intel as a whole.

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Oct. 1, 2011	Sept. 25, 2010	Oct. 1, 2011	Sept. 25, 2010
Net revenue
PC Client Group
Microprocessor revenue	$7,521	$6,072	$20,877	$17,666
Chipsets, motherboard, and other revenue	1,896	1,666	5,482	4,948

	9,417	7,738	26,359	22,614
Data Center Group
Microprocessor revenue	2,118	1,847	6,233	5,196
Chipsets, motherboard, and other revenue	394	339	1,179	975

	2,512	2,186	7,412	6,171
Other Intel architecture operating segments	1,368	812	3,906	2,241
Software and services operating segments	541	66	1,292	189
All other	395	300	1,143	951

Total net revenue	$14,233	$11,102	$40,112	$32,166

Operating income (loss)
PC Client Group	$4,014	$3,345	$10,841	$9,765
Data Center Group	1,221	1,068	3,647	2,962
Other Intel architecture operating segments	(140)	92	(209)	194
Software and services operating segments	18	(36)	(48)	(128)
All other	(328)	(333)	(1,353)	(1,228)

Total operating income (loss)	$4,785	$4,136	$12,878	$11,565

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
•

Results of Operations. An analysis of our financial results comparing the three and nine months ended October 1, 2011 to the three and nine months ended September 25, 2010. In the first quarter of 2011, we formed the Netbook and Tablet Group (NTG), which includes microprocessors and related chipsets designed for the netbook and tablet market segments. NTG results were previously included in the results of the PC Client Group and are now included in the other Intel architecture operating segments category. The analysis of our operating segment results of operations reflects this reorganization and prior-period amounts have been adjusted retrospectively.

•	Business Outlook. Our expectations for selected financial items for the fourth quarter of 2011 and the 2011 full year.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section and in “Risk Factors” in Part II, Item 1A of this Form 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of November 4, 2011.

Overview

Our results of operations were as follows:

(Dollars in Millions)	Q3 2011	Q2 2011	Q3 2010
Net revenue	$14,233	$13,032	$11,102
Gross margin	$9,018	$7,902	$7,321
Gross margin percentage	63.4%	60.6%	65.9%
Operating income	$4,785	$3,935	$4,136
Net income	$3,468	$2,954	$2,955

The third quarter of 2011 was a record quarter for revenue, gross margin dollars, operating income, net income, and earnings per share, as increased demand from emerging markets and the enterprise market segment, partially offset by slower growth in the mature market consumer segment were similar to the trends exhibited in the first half of 2011. Our third quarter revenue of $14.2 billion increased 9% from the second quarter and 28% from the third quarter of 2010. Increased demand for our 2nd generation Intel® CoreTM processor products drove a significant increase in notebook microprocessor unit sales from the second quarter which contributed to record microprocessor unit sales in the third quarter. Platform (microprocessor and chipset) average selling prices were flat from the second quarter. We expect our revenue in the fourth quarter to be below seasonal trends based on macroeconomic concerns about mature market consumer growth, particularly in Europe, which historically has been strong during the fourth quarter. In addition, during the fourth quarter, we expect our customers to tightly manage the supply chain and we expect a reduction in Intel Mobile Communications revenue on customer transitions.

Our gross margin percentage for the third quarter of 2011 was up 2.8 percentage points from the second quarter on seasonally higher platform volume, lower platform unit costs as we continue to ramp our 32nm factories, lower start-up costs as we started volume production using our 22nm process technology, and lower charges related to the chipset design issue (see “Note 20: Chipset Design Issue” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q). We expect our gross margin percentage to increase in the fourth quarter on higher platform volume, lower platform unit costs, and lower start-up costs. This fourth quarter gross margin percentage expectation assumes a late quarter qualification for sale of our 22nm process technology microprocessors (code-named “Ivy Bridge”).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our strong financial performance during the first nine months of 2011 has allowed us to make significant investments in our business as well as increase the return of cash to our stockholders through common stock repurchases and dividends. The cash generation of our business remained strong in the third quarter of 2011 with $6.3 billion of cash from operations, and we ended the quarter with an investment portfolio of $15.2 billion, consisting of cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets. During the third quarter, we issued $5.0 billion of notes primarily to repurchase shares of our common stock pursuant to our common stock repurchase program; repurchased $4.0 billion of common stock through our common stock repurchase program; purchased $2.7 billion in capital assets; and returned $1.1 billion to stockholders through dividends. In September, the Board of Directors declared a dividend of $0.21 per common share for the fourth quarter of 2011 and increased the repurchase authorization limit of our common stock repurchase program by $10 billion.

We continue to deliver improvements in our product offerings through our “tick-tock” technology development cadence as we began volume production of Ivy Bridge during the third quarter of 2011 in advance of our anticipated launch in early 2012. Ivy Bridge introduces the first three-dimensional transistor design called Tri-Gate, which is expected to improve performance and energy efficiency, as well as increase transistor density, compared to the existing two-dimensional transistor structure.

We believe that we are beginning to realize returns on the investments we have made to expand our capabilities and create long-term opportunities across the computing continuum. We have shipped certain versions of our 2nd generation Intel® CoreTM server processor-based platform (code-named “Romley”) and expect significant demand upon our launch of all versions of the platform in the spring of 2012 as customers look for cost savings and energy-efficient performance in the Internet data center and cloud computing environments. We announced our collaboration with Google Inc. to enable and optimize future releases of the Android platform for Intel ® AtomTM processors which we expect to accelerate the time-to-market of Intel Architecture-based mobile devices using the Android platform. In addition, as we begin to see the first generation of PCs using UltrabookTM system designs in the marketplace, we believe there is high industry and consumer interest in these thin and light form factors with instant-on capability, enhanced security, and excellent battery life.

Strategy

Our goal is to be the preeminent computing solutions company that powers the worldwide digital economy. We believe that the proliferation of the Internet and cloud computing has driven fundamental changes in the computing industry. We are transforming from a company with a primary focus on the design and manufacture of semiconductor chips for PCs and servers to a computing company that delivers complete solutions in the form of hardware and software platforms and supporting services. The number and variety of devices connected to the Internet is growing, and computing is becoming an increasingly engaging and personal experience. End users value consistency across devices that connect seamlessly and effortlessly to the Internet and to each other. We will help to enable this experience by innovating around three pillars of computing: energy-efficient performance, connectivity, and security.

•

Energy-Efficient Performance. We are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing higher performance with lower power consumption.

•

Connectivity. We are positioning our business to take advantage of the growth in devices that compute and connect to the Internet. In the first quarter of 2011, we acquired the Wireless Solutions (WLS) business of Infineon Technologies AG. This acquisition enables us to offer a portfolio of products that covers a broad range of wireless connectivity options by combining the Intel® WiFi technology with WLS’ 2G and 3G technologies, and creates a combined path to accelerate industry adoption of 4G LTE.

•

Security. Our goal is to enhance security features through a combination of hardware and software solutions. This may include identity protection and fraud deterrence; detection and prevention of malware; securing data and assets; as well as system recovery and enhanced security patching. In the first quarter of 2011, we acquired McAfee, Inc. We believe this acquisition accelerates and enhances our hardware and software security solutions, improving the overall security of our platforms.

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

•	Expand platforms into adjacent market segments to bring compelling new solutions to the smartphone, the tablet, the car, and the embedded world.
•

Enable devices that connect to the Internet and to each other to create a continuum of personal computing. This continuum would give consumers a set of secure, consistent, engaging and personalized computing experiences.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We will use our core assets to meet these objectives. Our core assets include our silicon and process technology, our architecture and platforms, our global presence, our strong relationships across the industry, and our brand recognition. We believe that applying these core assets to our key focus areas provides us with the scale, capacity, and global reach to establish new technologies and respond to customers’ needs quickly. Some of our core assets and key focus areas are:

•

Silicon and Manufacturing Technology Leadership. We have long been a leader in silicon process technology and manufacturing, and we aim to continue our lead through investment and innovation in this critical area. We drive a regular two-year upgrade cycle—introducing a new microarchitecture approximately every two years and ramping the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. As we continue to drive Moore’s Law over the next several years, we believe that the value of this leadership will increase. We have accelerated the Intel® AtomTM processor-based system-on-chip roadmap for netbooks, smartphones, tablets, and other devices, from 32nm through 22nm to 14nm within three successive years. We expect that this acceleration will result in a significant reduction in transistor leakage, lower active power, and an increase of transistor density to enable more powerful smartphones, tablets, and netbooks with more features and longer battery life. Additionally, we aim to have the best process technology, and unlike most semiconductor companies, we primarily manufacture our products in our own facilities. This allows us to optimize performance, reduce our time to market, and scale new products more rapidly.

•

Architecture and Platforms. We are now developing a wide range of solutions for devices that span the computing continuum, from PCs, Ultrabook systems, tablets, and smartphones to in-vehicle infotainment systems and beyond. Users want computing experiences that are consistent and devices that are interoperable. Users and developers value consistency of architecture, which provides a common framework that allows for reduced time to market, with the ability to leverage technologies across multiple form factors. We believe that we can meet the needs of both users and developers by offering Intel® architecture-based computing solutions across the computing continuum. We continue to invest in improving Intel architecture so that we can deliver increased value to our customers in existing market segments and also expand the capabilities of the architecture to meet end-user and customer needs in adjacent market segments. Increasingly, we are delivering our architecture in the form of platforms. Platforms include not only the microprocessor, but other critical hardware and software ingredients that are necessary to create computing solutions. We are expanding our platform capabilities with connectivity solutions, new types of user interfaces, new features and capabilities, and complementary software.

•

Software. We enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We seek to expedite growth in various market segments, such as the embedded market segment, through our software offerings. Additionally, we have collaborated with other companies to develop software platforms optimized for our Intel® AtomTM processors and that support multiple hardware architectures as well as multiple operating systems. We also deliver proactive and proven solutions and services that help secure systems and networks around the world.

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

Non-Marketable Equity Investments

We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $2.8 billion as of October 1, 2011 ($2.6 billion as of December 25, 2010). Approximately half of this balance as of October 1, 2011 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) of $1.4 billion ($1.5 billion as of December 25, 2010). For further information, see “Note 11: Equity Method Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

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

We determine the fair value of our non-marketable equity investments quarterly for disclosure purposes; however, the investments are recorded at fair value only if an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenues, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which may include one or multiple discounted cash flow scenarios and requires the following significant estimates for the investee: revenue; expenses, capital spending, and other costs; and discount rates based on the risk profile of comparable companies. Estimates of revenue, expenses, capital spending, and other costs are developed using historical data and available market data. The valuation of our non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structures, the terms of the investees’ issued interests, and the lack of marketability of the investments.

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

If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $12 million in the third quarter of 2011 ($34 million in the first nine months of 2011). Over the past 12 quarters, including the third quarter of 2011, impairments of non-marketable equity investments ranged from $8 million to $896 million per quarter. This range included impairments of $896 million during the fourth quarter of 2008, primarily related to a $762 million impairment charge on our investment in Clearwire Communications, LLC.

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

Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the third quarter of 2011, impairments and accelerated depreciation of long-lived assets ranged from $10 million to $75 million per quarter.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of October 1, 2011, we had total work-in-process inventory of $1.5 billion and total finished goods inventory of $1.9 billion. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Third Quarter of 2011 Compared to Third Quarter of 2010

The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	Q3 2011		Q3 2010
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$14,233	100.0%	$11,102	100.0%
Cost of sales	5,215	36.6%	3,781	34.1%

Gross margin	9,018	63.4%	7,321	65.9%
Research and development	2,140	15.0%	1,675	15.1%
Marketing, general and administrative	2,017	14.3%	1,506	13.5%
Amortization of acquisition-related intangibles	76	0.5%	4	—%

Operating income	4,785	33.6%	4,136	37.3%
Gains (losses) on equity method investments, net	(40)	(0.3)%	126	1.1%
Gains (losses) on other equity investments, net	132	1.0%	(49)	(0.4)%
Interest and other, net	15	0.1%	38	0.3%

Income before taxes	4,892	34.4%	4,251	38.3%
Provision for taxes	1,424	10.0%	1,296	11.7%

Net income	$3,468	24.4%	$2,955	26.6%

Diluted earnings per common share	$0.65		$0.52

The following table sets forth information of geographic regions for the periods indicated:

	Q3 2011		Q3 2010
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$8,050	57%	$6,404	58%
Americas	3,017	21%	2,240	20%
Europe	1,814	13%	1,326	12%
Japan	1,352	9%	1,132	10%

Total	$14,233	100%	$11,102	100%

Our net revenue for Q3 2011 increased $3.1 billion, or 28%, compared to Q3 2010. The increase was due to higher platform (microprocessor and chipset) average selling prices and $1.1 billion in revenue from Intel Mobile Communications (formerly the WLS business of Infineon) and McAfee. We acquired the WLS business of Infineon and McAfee in Q1 2011. Additionally, slightly higher microprocessor unit sales and significantly higher chipset unit sales also contributed to the increase. Revenue in the Europe, Americas, Asia-Pacific, and Japan regions increased by 37%, 35%, 26%, and 19%, respectively, compared to Q3 2010.

Our overall gross margin dollars for Q3 2011 increased $1.7 billion, or 23%, compared to Q3 2010. The increase was primarily due to significantly higher revenue, partially offset by approximately $320 million of higher start-up costs and higher platform unit costs compared to Q3 2010. The amortization of acquisition-related intangibles resulted in a $135 million reduction to our overall gross margin dollars in Q3 2011, compared to $16 million in Q3 2010, primarily due to the acquisitions of McAfee and the WLS business of Infineon.

Our overall gross margin percentage decreased to 63.4% in Q3 2011 from 65.9% in Q3 2010. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the other Intel architecture operating segments and the PC Client Group operating segment. We derived a majority of our overall gross margin dollars in Q3 2011 and a substantial majority of our overall gross margin dollars in Q3 2010 from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PC Client Group

The revenue and operating income for the PC Client Group (PCCG) operating segment for Q3 2011 and Q3 2010 were as follows:

(In Millions)	Q3 2011	Q3 2010
Microprocessor revenue	$7,521	$6,072
Chipset, motherboard, and other revenue	1,896	1,666

Net revenue	$9,417	$7,738
Operating income	$4,014	$3,345

Net revenue for the PCCG operating segment increased by $1.7 billion, or 22%, in Q3 2011 compared to Q3 2010. Microprocessors and chipsets within PCCG include those designed for the notebook and desktop computing market segments. The increase in microprocessor revenue was due to significantly higher notebook average selling prices and notebook unit sales. To a lesser extent, higher desktop average selling prices and desktop unit sales also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales.

Operating income increased by $669 million in Q3 2011 compared to Q3 2010. The increase in operating income was due to higher revenue. The increase was partially offset by approximately $300 million of higher start-up costs. Additionally, operating expenses and platform unit costs were higher in Q3 2011 compared to Q3 2010.

Data Center Group

The revenue and operating income for the Data Center Group (DCG) operating segment for Q3 2011 and Q3 2010 were as follows:

(In Millions)	Q3 2011	Q3 2010
Microprocessor revenue	$2,118	$1,847
Chipset, motherboard, and other revenue	394	339

Net revenue	$2,512	$2,186
Operating income	$1,221	$1,068

Net revenue for the DCG operating segment increased by $326 million, or 15%, in Q3 2011 compared to Q3 2010. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales and, to a lesser extent, slightly higher microprocessor average selling prices. The increase in chipset, motherboard, and other revenue was due to significantly higher revenue from the sale of wired connectivity products.

Operating income increased by $153 million in Q3 2011 compared to Q3 2010. The increase in operating income was primarily due to higher revenue, partially offset by higher operating expenses compared to Q3 2010.

Other Intel Architecture Operating Segments

The revenue and operating income for the other Intel architecture (Other IA) operating segments, including Intel Mobile Communications (IMC), the Intelligent Systems Group (ISG), the Netbook and Tablet Group (NTG), the Digital Home Group (DHG), and the Ultra-Mobility Group (UMG), for Q3 2011 and Q3 2010 were as follows:

(In Millions)	Q3 2011	Q3 2010
Net revenue	$1,368	$812
Operating income (loss)	$(140)	$92

Net revenue for the Other IA operating segments increased by $556 million, or 68%, in Q3 2011 compared to Q3 2010. The increase was primarily due to IMC revenue, an operating segment formed from the acquisition of the WLS business of Infineon. The increase was partially offset by significantly lower NTG microprocessor and chipset unit sales and significantly lower ISG microprocessor average selling prices.

Operating results for the Other IA operating segments decreased by $232 million, from an operating income of $92 million in Q3 2010 to an operating loss of $140 million in Q3 2011. The decline in operating results was primarily due to higher operating expenses within each of the Other IA operating segments, partially offset by higher revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments

The revenue and operating income for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for Q3 2011 and Q3 2010 were as follows:

(In Millions)	Q3 2011	Q3 2010
Net revenue	$541	$66
Operating income/(loss)	$18	$(36)

Net revenue for the Software and Services operating segments increased by $475 million in Q3 2011 compared to Q3 2010. The increase was primarily due to revenue from the acquisition of McAfee. Due to the revaluation of McAfee’s historic deferred revenue to fair value, we excluded $59 million of revenue that would have been reported in Q3 2011 if McAfee’s deferred revenue had not been written down due to the acquisition.

Operating results for the Software and Services operating segments increased by $54 million, from an operating loss of $36 million in Q3 2010 to an operating income of $18 million in Q3 2011. The increase in operating results was primarily due to higher revenue, partially offset by higher operating expenses from the acquisition of McAfee. Due to the revaluation of McAfee’s historic deferred revenue to fair value, we excluded revenue and associated costs that would have created $55 million of operating income in Q3 2011.

Operating Expenses

Operating expenses for Q3 2011 and Q3 2010 were as follows:

(In Millions)	Q3 2011	Q3 2010
Research and development	$2,140	$1,675
Marketing, general and administrative	$2,017	$1,506
Amortization of acquisition-related intangibles	$76	$4

Research and Development. R&D spending increased by $465 million, or 28%, in Q3 2011 compared to Q3 2010. This increase was primarily due to the expenses of McAfee and Intel Mobile Communications, and higher compensation expenses based on an increase in employees.

Marketing, General and Administrative. Marketing, general and administrative expenses increased by $511 million, or 34%, in Q3 2011 compared to Q3 2010. This increase was primarily due to the expenses of McAfee and Intel Mobile Communications, higher advertising expenses (including cooperative advertising expenses), and, to a lesser extent, higher compensation expenses based on an increase in employees.

R&D, combined with marketing, general and administrative expenses, were 29% of net revenue in Q3 2011 and Q3 2010.

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

Gains (Losses) on Equity Method Investments, Net

Gains (losses) on equity method investments, net were as follows:

(In Millions)	Q3 2011	Q3 2010
Equity method losses, net	$(63)	$(28)
Other, net	23	154

Total gains (losses) on equity method investments, net	$(40)	$126

We recognized lower gains on sales and higher equity method losses in Q3 2011 compared to Q3 2010. During Q3 2010, we recognized a gain of $33 million on the initial public offering of SMART Technologies, Inc., included within “Equity method losses, net,” and a gain of $148 million on the subsequent sale of our shares in the secondary offering, included in “Other, net,” resulting in a total gain of $181 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

“Equity method losses, net” also included losses from Clearwire LLC ($50 million loss in Q3 2011 and $34 million loss in Q3 2010). The equity method losses recognized in the third quarter of 2011 reduced our carrying value in Clearwire LLC to zero. We do not expect to recognize additional equity method losses for Clearwire LLC in the future.

Gains (Losses) on Other Equity Investments, Net

Gains (losses) on other equity investments, net were as follows:

(In Millions)	Q3 2011	Q3 2010
Impairment charges	$(79)	$(32)
Gains on sales, net	189	22
Other, net	22	(39)

Total gains (losses) on other equity investments, net	$132	$(49)

We recognized higher gains on sales and gains on other equity transactions, partially offset by higher impairment charges in Q3 2011 compared to Q3 2010. Gains on sales of equity investments in Q3 2011 included a gain of $150 million on the sale of shares in VMware Inc.

The loss in “Other, net” for Q3 2010 was primarily related to fair value losses on the equity interest in Micron we received from the sale of our ownership interest in Numonyx B.V., partially offset by equity options established prior to the Numonyx sale that economically hedged a portion of our Micron equity interest. During Q2 2011, we sold our remaining ownership interest in Micron and the related equity options matured.

Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	Q3 2011	Q3 2010
Interest income	$22	$35
Other, net	(7)	3

Total interest and other, net	$15	$38

We recognized lower interest income in Q3 2011 compared to Q3 2010 as a result of lower average investment balances.

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q3 2011	Q3 2010
Income before taxes	$4,892	$4,251
Provision for taxes	$1,424	$1,296
Effective tax rate	29.1%	30.5%

The effective tax rate for Q3 2011 was positively impacted by the U.S. research and development tax credit that was reinstated in December 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Nine Months of 2011 Compared to First Nine Months of 2010

The following table sets forth certain consolidated condensed statements of operations data as a percentage of net revenue for the periods indicated:

	YTD 2011		YTD 2010
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$40,112	100.0%	$32,166	100.0%
Cost of sales	15,307	38.2%	11,081	34.4%

Gross margin	24,805	61.8%	21,085	65.6%
Research and development	6,042	15.1%	4,905	15.3%
Marketing, general and administrative	5,697	14.1%	4,604	14.3%
Amortization of acquisition-related intangibles	188	0.5%	11	—%

Operating income	12,878	32.1%	11,565	36.0%
Gains (losses) on equity method investments, net	(148)	(0.4)%	163	0.5%
Gains (losses) on other equity investments, net	243	0.6%	76	0.2%
Interest and other, net	221	0.6%	78	0.2%

Income before taxes	13,194	32.9%	11,882	36.9%
Provision for taxes	3,612	9.0%	3,598	11.1%

Net income	$9,582	23.9%	$8,284	25.8%

Diluted earnings per common share	$1.75		$1.45

The following table sets forth information of geographic regions for the periods indicated:

	$22,7030	$22,7030	$22,7030	$22,7030
	YTD 2011		YTD 2010
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$22,703	57%	$18,458	57%
Americas	8,641	22%	6,319	20%
Europe	5,023	12%	4,024	13%
Japan	3,745	9%	3,365	10%

Total	$40,112	100%	$32,166	100%

Our net revenue for the first nine months of 2011, which included 40 weeks, increased $7.9 billion, or 25%, compared to the first nine months of 2010, which included 39 weeks. The increase was primarily due to higher platform (microprocessor and chipset) average selling prices. To a lesser extent, slightly higher microprocessor unit sales and higher chipset unit sales also contributed to the increase. Revenue from Intel Mobile Communications (formerly the WLS business of Infineon) and McAfee contributed $2.7 billion to the first nine months of 2011 revenue. Revenue in the Americas, Europe, Asia-Pacific, and Japan regions increased by 37%, 25%, 23%, and 11%, respectively, compared to the first nine months of 2010.

Our overall gross margin dollars increased by $3.7 billion, or 18%, compared to the first nine months of 2010. The increase was primarily due to significantly higher revenue. The increase was partially offset by approximately $900 million of higher start-up costs compared to the first nine months of 2010. In addition, a charge of $422 million recorded in the first half of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family, also offset the increase to our overall gross margin dollars. For further information, see “Note 20: Chipset Design Issue” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. To a lesser extent, platform unit costs were higher compared to the first nine months of 2010. The amortization of acquisition-related intangibles resulted in a $345 million reduction to our overall gross margin dollars in the first nine months of 2011, compared to $48 million in the first nine months of 2010, primarily due to the acquisitions of McAfee and the WLS business of Infineon.

Our overall gross margin percentage decreased to 61.8% in the first nine months of 2011 from 65.6% in the first nine months of 2010. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the PC Client Group operating segment and, to a lesser extent, the gross margin percentage decrease in the other Intel architecture operating segments. We derived a majority of our overall gross margin dollars in the first nine months of 2011 and a substantial majority of our overall gross margin dollars in the first nine months of 2010 from the sale of microprocessors in the PC Client Group and Data Center Group operating segments. See “Business Outlook” for a discussion of gross margin expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PC Client Group

The revenue and operating income for the PC Client Group (PCCG) operating segment for the first nine months of 2011 and the first nine months of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Microprocessor revenue	$20,877	$17,666
Chipset, motherboard, and other revenue	5,482	4,948

Net revenue	$26,359	$22,614
Operating income	$10,841	$9,765

Net revenue for the PCCG operating segment increased by $3.7 billion, or 17%, in the first nine months of 2011 compared to the first nine months of 2010. Microprocessors and chipsets within PCCG include those designed for the notebook and desktop computing market segments. The increase in microprocessor revenue was due to significantly higher notebook average selling prices. To a lesser extent, higher notebook unit sales, higher desktop average selling prices, and slightly higher desktop unit sales also contributed to the increase. The increase in chipset, motherboard, and other revenue was due to significantly higher chipset unit sales.

Operating income increased by $1.1 billion in the first nine months of 2011 compared to the first nine months of 2010. The increase in operating income was primarily due to significantly higher revenue. The increase was partially offset by approximately $880 million of higher start-up costs. In addition, a charge of $422 million recorded in the first half of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family also contributed to the offset. To a lesser extent, platform unit costs, operating expenses, and inventory write-offs were higher compared to the first nine months of 2010, which also contributed to the offset.

Data Center Group

The revenue and operating income for the Data Center Group (DCG) operating segment for the first nine months of 2011 and the first nine months of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Microprocessor revenue	$6,233	$5,196
Chipset, motherboard, and other revenue	1,179	975

Net revenue	$7,412	$6,171
Operating income	$3,647	$2,962

Net revenue for the DCG operating segment increased by $1.2 billion, or 20%, in the first nine months of 2011 compared to the first nine months of 2010. The increase in microprocessor revenue was due to significantly higher microprocessor unit sales and, to a lesser extent, slightly higher microprocessor average selling prices. The increase in chipset, motherboard, and other revenue was due to significantly higher revenue from the sale of wired connectivity products and slightly higher chipset unit sales.

Operating income increased by $685 million in the first nine months of 2011 compared to the first nine months of 2010. The increase in operating income was primarily due to significantly higher revenue, partially offset by higher operating expenses compared to the first nine months of 2010.

Other Intel Architecture Operating Segments

The revenue and operating income for the other Intel architecture (Other IA) operating segments, including Intel Mobile Communications (IMC), the Intelligent Systems Group (ISG), the Netbook and Tablet Group (NTG), the Digital Home Group (DHG), and the Ultra-Mobility Group (UMG), for the first nine months of 2011 and the first nine months of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Net revenue	$3,906	$2,241
Operating income (loss)	$(209)	$194

Net revenue for the Other IA operating segments increased by $1.7 billion, or 74%, in the first nine months of 2011 compared to the first nine months of 2010. The increase was primarily due to IMC revenue, an operating segment formed from the acquisition of the WLS business of Infineon. To a lesser extent, significantly higher ISG microprocessor and chipset unit sales also contributed to the increase. These increases were partially offset by significantly lower NTG microprocessor and chipset unit sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating results for the Other IA operating segments decreased by $403 million from an operating income of $194 million in the first nine months of 2010 to an operating loss of $209 million the first nine months of 2011. The decline in operating results was primarily due to higher operating expenses within each of the Other IA operating segments, partially offset by higher revenue.

Software and Services Operating Segments

The revenue and operating income for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for the first nine months of 2011 and the first nine months of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Net revenue	$1,292	$189
Operating loss	$(48)	$(128)

Net revenue for the Software and Services operating segments increased by $1.1 billion in the first nine months of 2011 compared to the first nine months of 2010. The increase was due to revenue from the acquisition of McAfee. Due to the revaluation of McAfee’s historic deferred revenue to fair value, we excluded $169 million of revenue that would have been reported in the first nine months of 2011 if McAfee’s deferred revenue had not been written down due to the acquisition.

Operating loss for the Software and Services operating segments decreased by $80 million in the first nine months of 2011 compared to the first nine months of 2010. The operating loss decrease was primarily due to higher revenue, partially offset by higher operating expenses across each of the Software and Services operating segments. Due to the revaluation of McAfee’s historic deferred revenue to fair value, we excluded revenue and associated costs that would have created $158 million of operating income in the first nine months of 2011.

Operating Expenses

Operating expenses for the first nine months of 2011 and the first nine months of 2010 were as follows:

(In Millions)	YTD 2011	YTD 2010
Research and development	$6,042	$4,905
Marketing, general and administrative	$5,697	$4,604
Amortization of acquisition-related intangibles	$188	$11

Research and Development. R&D spending increased by $1.1 billion, or 23%, in the first nine months of 2011 compared to the first nine months of 2010. This increase was primarily due to the expenses of McAfee and Intel Mobile Communications, and higher compensation expenses based on an increase in employees. These increases were partially offset by lower overall process development costs as the transition to manufacturing start-up costs related to our 22nm process technology outweighs R&D of our next-generation 14nm process technology.

Marketing, General and Administrative. Marketing, general and administrative expenses increased by $1.1 billion, or 24%, in the first nine months of 2011 compared to the first nine months of 2010. This increase was primarily due to the expenses of McAfee and Intel Mobile Communications, higher compensation expenses based on an increase in employees, and higher advertising expenses (including cooperative advertising expenses).

R&D, combined with marketing, general and administrative expenses, were 29% of net revenue in the first nine months of 2011 (30% of net revenue in the first nine months of 2010).

Amortization of acquisition-related intangibles. The increase of $177 million was primarily due to the amortization of intangibles related to the acquisitions of McAfee and the WLS business of Infineon, both completed in the first quarter of 2011. For further information, see “Note 15: Acquisitions” and “Note 18: Identified Intangible Assets” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) on Equity Method Investments, Net

Gains (losses) on equity method investments, net were as follows:

(In Millions)	YTD 2011	YTD 2010
Equity method losses, net	$(192)	$(72)
Impairment charges	—	(10)
Other, net	44	245

Total gains (losses) on equity method investments, net	$(148)	$163

We recognized lower gains on sales and higher equity method losses in the first nine months of 2011 compared to the first nine months of 2010.

During the first nine months of 2010, we recognized a gain of $33 million on the initial public offering of SMART, included within “Equity method losses, net,” and a gain of $148 million on the subsequent sale of our shares in the secondary offering, included in “Other, net,” resulting in a total gain of $181 million. We also recognized a gain of $91 million on the sale of our ownership interest in Numonyx, included in “Other, net.” “Equity method losses, net” also includes Clearwire LLC ($145 million loss in the first nine months of 2011 and $81 million loss in the first nine months of 2010) and Numonyx ($42 million gain in the first nine months of 2010).

Gains (Losses) on Other Equity Investments, Net

Gains (losses) on other equity investments, net were as follows:

(In Millions)	YTD 2011	YTD 2010
Impairment charges	$(102)	$(85)
Gains on sales, net	276	125
Other, net	69	36

Total gains (losses) on other equity investments, net	$243	$76

We recognized higher gains on sales of other equity investments and higher gains from other equity transactions, partially offset by higher impairment charges in the first nine months of 2011 compared to the first nine months of 2010. Gains on sales of equity investments included a gain of $150 million on the sale of shares in VMware Inc. in the first nine months of 2011 and a gain of $67 million on the sale of shares in Micron in the first nine months of 2010.

Interest and Other, Net

The components of interest and other, net were as follows:

(In Millions)	YTD 2011	YTD 2010
Interest income	$70	$90
Interest expense	(6)	—
Other, net	157	(12)

Total interest and other, net	$221	$78

Interest and other, net increased in the first nine months of 2011 compared to the first nine months of 2010, primarily due to a $164 million gain recognized upon formation of the Intel-GE Care Innovations, LLC joint venture during Q1 2011. For further information, see “Note 11: Equity Method Investments,” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The gain was partially offset by lower interest income in the first nine months of 2011 compared to the first nine months of 2010 as a result of lower average investment balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	YTD 2011	YTD 2010
Income before taxes	$13,194	$11,882
Provision for taxes	$3,612	$3,598
Effective tax rate	27.4%	30.3%

The effective tax rate for the first nine months of 2011 was positively impacted by a higher percentage of profits being derived from lower tax jurisdictions compared to the first nine months of 2010. The effective tax rate for the first nine months of 2011 also included the U.S. research and development tax credit that was reinstated in December 2010.

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

Our expectations for the remainder of 2011 are as follows:

Q4 2011

•	Revenue. $14.7 billion, plus or minus $500 million.
•	Gross margin percentage. 65% plus or minus a couple percentage points.
•	Total spending. We expect spending on R&D, plus marketing, general and administrative expenses to be approximately $4.3 billion.
•	Depreciation. Approximately $1.4 billion.

Full Year 2011

•	Capital spending. $10.5 billion, plus or minus $300 million.
•	2011 will have 53 weeks of business versus the typical 52 weeks.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The forward-looking statements in the “Business Outlook” section will be effective through the close of business December 16, 2011 unless earlier updated. From the close of business on December 16, 2011 until our quarterly earnings release is published, presently scheduled for January 19, 2012, we will observe a “quiet period.” During the quiet period, the “Business Outlook” section and other forward-looking statements first published in our Form 8-K filed on October 18, 2011, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our business outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

Liquidity and Capital Resources

	$21,497	$21,497
(Dollars in Millions)	Oct. 1, 2011	Dec. 25, 2010
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$15,192	$21,497
Loans receivable and other long-term investments	$1,895	$3,876
Short-term and long-term debt	$7,142	$2,115
Debt as % of stockholders’ equity	15.5%	4.3%
In summary, our cash flows were as follows:
	Nine Months Ended
	Oct. 1,	Sept. 25,
(In Millions)	2011	2010
Net cash provided by operating activities	$14,333	$11,142
Net cash used for investing activities	(5,534)	(7,567)
Net cash used for financing activities	(7,250)	(2,045)
Effect of exchange rate fluctuations on cash and cash equivalents	10	—

Net increase (decrease) in cash and cash equivalents	$1,559	$1,530

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Cash from operations for the first nine months of 2011 was $14.3 billion, an increase of $3.2 billion compared to the first nine months of 2010 due to adjustments for non-cash items and higher net income, partially offset by changes in our working capital. The adjustments for non-cash items were higher for the first nine months of 2011 compared to the first nine months of 2010 primarily due to higher depreciation and amortization of intangibles, as well as increases in non acquisition-related deferred tax liabilities as of October 1, 2011 compared to December 25, 2010. Income taxes paid, net of refunds, in the first nine months of 2011 compared to the first nine months of 2010 were $723 million lower largely due to the tax benefit of 100% bonus depreciation for assets placed in service in the United States in 2011.

Changes in assets and liabilities as of October 1, 2011 compared to December 25, 2010 included the following:

•	Accounts receivable increased due to higher revenue.
•	Accrued compensation and benefits decreased due to payout of 2010 profit-dependent compensation.
•	Accounts Payable increased due to timing of payments.

For the first nine months of 2011, our two largest customers accounted for 34% of net revenue (37% for the first nine months of 2010) with one of those customers accounting for 19% of our net revenue, and another customer accounting for 15% of our net revenue. These two largest customers accounted for 32% of net accounts receivable at October 1, 2011 (44% at December 25, 2010).

Investing Activities

The decrease in cash used for investing activities in the first nine months of 2011, compared to the first nine months of 2010, was primarily due to net sales and maturities of available-for-sale investments and trading assets during the first nine months of 2011 as compared to net purchases of available-for-sale investments and trading assets during the first nine months of 2010. These decreases were partially offset by higher cash paid for acquisitions, of which the substantial majority was for our acquisition of McAfee in the first quarter of 2011, and an increase in capital expenditures as we build and equip our 22nm process technology manufacturing capacity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities

The increase in cash used for financing activities in the first nine months of 2011, compared to the first nine months of 2010, was primarily due to repurchases of common stock under our authorized common stock repurchase program during the first nine months of 2011, partially offset by the issuance of long-term debt in the third quarter of 2011.

Liquidity

Cash generated by operations is our primary source of liquidity. As of October 1, 2011, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $15.2 billion ($21.5 billion as of December 25, 2010). In addition to the $15.2 billion, we have $1.9 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a majority of the issuers are rated AA-/Aa3 or better.

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first nine months of 2011 were $1.4 billion, although no commercial paper remained outstanding as of October 1, 2011. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of October 1, 2011. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities. In the third quarter of 2011, we utilized this shelf registration statement and issued $5.0 billion aggregate principal of senior unsecured notes. These notes were issued primarily to repurchase shares of our common stock pursuant to our common stock repurchase program, and for general corporate purposes. For further information on the terms of the notes, see “Note 21: Borrowings” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

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

Credit risk is factored into the valuation of financial instruments that we measure and record at fair value. When fair value is determined using pricing models, such as a discounted cash flow model, the issuer’s credit risk or Intel’s credit risk is factored into the calculation of the fair value, as appropriate.

Marketable Debt Instruments

As of October 1, 2011, our assets measured and recorded at fair value on a recurring basis included $15.1 billion of marketable debt instruments. Of these instruments, $3.5 billion was classified as Level 1, $11.3 billion as Level 2, and $246 million as Level 3.

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

Of the $11.3 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 65% of the balance was classified as Level 2 due to the use of a discounted cash flow model and approximately 35% due to the use of non-binding market consensus prices that are corroborated with observable market data.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans Receivable

As of October 1, 2011, our assets measured and recorded at fair value on a recurring basis included $779 million of loans receivable. All of these securities were classified as Level 2 as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.

Equity Securities

As of October 1, 2011, our assets measured and recorded at fair value on a recurring basis included $522 million of marketable equity securities. The substantial majority of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

Contractual Obligations

During the third quarter of 2011, we issued $5.0 billion of senior unsecured notes. Our total cash payments (including anticipated interest payments that are not recorded on the consolidated condensed balance sheets) over the life of this long-term debt obligation are expected to be approximately $8.0 billion. For further information, see “Note 21: Borrowings” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 25, 2010. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of October 1, 2011 and December 25, 2010. Actual results may differ materially.

Interest Rates

We generally hedge interest rate risks of fixed-rate debt instruments with offsetting interest rate swaps. Gains and losses on these investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in a negligible net exposure to interest rate loss.

We are exposed to interest rate risk related to our investment portfolio and indebtedness. Our indebtedness includes our debt issuances and the liability associated with a long-term patent cross-license agreement with NVIDIA Corporation. For further information, see “Note 18: Identified Intangible Assets” in the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q. We refer to our combined investment portfolio, investment hedges, and indebtedness as our net investment position. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in debt instruments are generally based on the U.S.-dollar three-month LIBOR. A hypothetical decrease in interest rates of 1.0% would have resulted in an increase in the fair value of our indebtedness of approximately $950 million as of October 1, 2011 (an increase of approximately $235 million as of December 25, 2010). The significant increase from December 25, 2010 is primarily driven by the inclusion of the $5.0 billion of senior unsecured notes issued in the third quarter of 2011. A hypothetical decrease in interest rates of up to 1.0%, after taking into account investment hedges, would have resulted in an increase in the fair value of our investment portfolio of up to approximately $10 million as of October 1, 2011 (an increase of approximately $15 million as of December 25, 2010). These hypothetical decreases in interest rates would have resulted in a decrease in the fair value of our net investment position of approximately $940 million as of October 1, 2011 (a decrease of $220 million as of December 25, 2010). The fluctuations in fair value of our net investment position reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see “Note 5: Fair Value of Financial Instruments” in the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Continued)

As of October 1, 2011, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $535 million ($1.5 billion as of December 25, 2010). Our marketable equity investments in Imagination Technologies Group PLC and Clearwire Corporation were carried at a total fair market value of $317 million, or 59% of our marketable equity portfolio, as of October 1, 2011. Our marketable equity method investment in SMART is excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 50% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $270 million, based on the value as of October 1, 2011 (a decrease in value of approximately $365 million, based on the value as of December 25, 2010 using an assumed loss of 40%).

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.1 billion as of October 1, 2011 ($872 million as of December 25, 2010). As of October 1, 2011, the carrying amount of our non-marketable equity method investments was $1.7 billion ($1.8 billion as of December 25, 2010). Approximately half of the total non-marketable equity investments balance as of October 1, 2011 was concentrated in our IMFT/IMFS investment of $1.4 billion ($1.5 billion as of December 25, 2010).

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 26: Contingencies” in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2010.

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

•	changes in the level of customers’ components inventories;
•	competitive pressures, including pricing pressures, from companies that have competing products, chip architectures, manufacturing technologies, and marketing programs;
•	changes in customer product needs;
•	strategic actions taken by our competitors;
•	market acceptance of our products; and
•	potential disruptions in the high technology supply chain, including supply constraints.

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

Production of integrated circuits is a complex process. Disruptions in this process can result from interruptions in our processes, errors, and difficulties in our development and implementation of new processes; defects in materials; disruptions in our supply of materials or resources; and disruptions at our fabrication and assembly and test facilities due to, for example, accidents, maintenance issues, or unsafe working conditions—all of which could affect the timing of production ramps and yields. We may not be successful or efficient in developing or implementing new production processes, including our current transition to 22nm process technology. The occurrence of any of the foregoing may result in our failure to meet or increase production as desired, resulting in higher costs or substantial decreases in yields, which could affect our ability to produce sufficient volume to meet specific product demand. The unavailability or reduced availability of certain products could make it more difficult to deliver computing platforms. The occurrence of any of these events could harm our business and results of operations.

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

Third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. We are currently engaged in a number of litigation matters involving intellectual property rights. We may be subject to intellectual property infringement claims from certain individuals and companies, including those who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

•	pay third-party infringement claims;
•	discontinue manufacturing, using, or selling particular products subject to infringement claims;
•	discontinue using the technology or processes subject to infringement claims;
•	develop other products or technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; or
•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

The occurrence of any of the foregoing could harm our competitive position, result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our production of affected items, our revenue could be harmed.

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

Companies in the computing industry often bilaterally license patents between each other to settle disputes or as part of business agreements between them. Our competitors may have licenses to our patents, and under current case law, some of the licenses may permit these competitors to pass our patent rights on to others under some circumstances. In addition, our participation in industry standards organizations or with other industry initiatives may require us to license our patents to other companies that adopt certain industry standard specifications Depending on the rules of the organization, we might have to grant these licenses to our patents for little or no cost, as a result, we may be unable to enforce certain patents against others, our costs of enforcing our licenses or protecting our patents may increase, and the value of our intellectual property may be impaired.

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

Issuer Purchases of Equity Securities

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. This amount includes the $10 billion increase in the authorization limit approved by our Board of Directors in September 2011. As of October 1, 2011, $14.2 billion remained available for repurchase under the existing repurchase authorization limit.

Common stock repurchase activity under our authorized plan during the third quarter of 2011 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 3, 2011-July 30, 2011	38.0	$22.63	38.0	$7,371
July 31, 2011-August 27, 2011	88.4	$20.78	88.4	$5,534
August 28, 2011-October 1, 2011	59.8	$21.79	59.8	$14,231

Total	186.2	$21.48	186.2

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

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006

3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011

4.0	Second Supplemental Indenture, dated as of September 19, 2011, between Intel Corporation and Wells Fargo Bank, National Association, as successor trustee	8-K	000-06217	4.01	9/19/2011

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Intel, Intel logo, Intel Core, Intel Atom, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.

* Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date: November 4, 2011	By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, and
Principal Accounting Officer