Form 10-K
period 2011-12-31
INTEL CORP
filed 2012-02-23
CIK 50863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2011, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market* on such date, was

$119.0 billion

4,996 million shares of common stock outstanding as of February 10, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2012 Annual Stockholders’ Meeting to be filed subsequently—Part III of this Form 10-K.

INTEL CORPORATION

  FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.	BUSINESS

Company Overview

We design and manufacture advanced integrated digital technology platforms. A platform consists of a microprocessor and chipset, and may be enhanced by additional hardware, software, and services. We sell these platforms primarily to original equipment manufacturers (OEMs), original design manufacturers (ODMs), and industrial and communications equipment manufacturers in the computing and communications industries. Our platforms are used in a wide range of applications, such as PCs (including Ultrabook™ systems), data centers, tablets, smartphones, automobiles, automated factory systems, and medical devices. We also develop and sell software and services primarily focused on security and technology integration. We were incorporated in California in 1968 and reincorporated in Delaware in 1989.

Company Strategy

Our goal is to be the preeminent computing solutions company that powers the worldwide digital economy. We believe that the proliferation of the Internet and cloud computing has driven fundamental changes in the computing industry. We are transforming our primary focus from the design and manufacture of semiconductor chips for PCs and servers to the delivery of solutions consisting of hardware and software platforms and supporting services. The number and variety of devices connected to the Internet are growing, and computing is becoming an increasingly engaging and personal experience. End users value consistency across devices that connect seamlessly and effortlessly to the Internet and to each other. We enable this experience by innovating around three pillars of computing: energy-efficient performance, connectivity, and security.

•

Energy-Efficient Performance.  We are focusing on improved energy-efficient performance for computing and communications systems and devices. Improved energy-efficient performance involves balancing higher performance with lower power consumption, and may result in longer battery life, reduced system heat output, power savings, and lower total cost of ownership.

•

Connectivity.  We are positioning our business to take advantage of the growth in devices that compute and connect to the Internet and to each other. In the first quarter of 2011, we acquired the Wireless Solutions (WLS) business of Infineon Technologies AG. This acquisition enables us to offer a portfolio of products that covers a broad range of wireless connectivity options.

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

To succeed in the changing computing environment, we have the following key objectives:

•	Strive to ensure that Intel® technology remains the best choice for the PC as well as cloud computing and the data center.
•	Expand platforms into adjacent market segments to bring compelling new solutions to the smartphone, the tablet, the car, and the embedded world.
•

Enable devices that connect to the Internet and to each other to create a continuum of personal computing. This continuum would give consumers a set of secure, consistent, engaging, and personalized computing experiences.

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

1

•

Architecture and Platforms.  We are developing a wide range of solutions for devices that span the computing continuum, from PCs (including Ultrabook systems), tablets, and smartphones to in-vehicle infotainment systems and beyond. Users want computing experiences that are consistent and devices that are interoperable. Users and developers value consistency of architecture, which provides a common framework that allows for reduced time to market, with the ability to leverage technologies across multiple form factors. We believe that we can meet the needs of both users and developers by offering Intel® architecture-based computing solutions across the computing continuum. We continue to invest in improving Intel architecture to deliver increased value to our customers and expand the capabilities of the architecture in adjacent market segments.

•

Software.  We enable and advance the computing ecosystem by providing development tools and support to help software developers create software applications and operating systems that take advantage of our platforms. We seek to expedite growth in various market segments, such as the embedded market segment, through our software offerings. Additionally, we have collaborated with other companies to develop software platforms optimized for our Intel® Atom™ processors and that support multiple hardware architectures as well as multiple operating systems. We also deliver solutions and services that help secure systems and networks around the world.

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

•

Strategic Investments.  We make investments in companies around the world that we believe will generate financial returns, further our strategic objectives, and support our key business initiatives. Our investments, including those made through Intel Capital, generally focus on investing in companies and initiatives to stimulate growth in the digital economy, create new business opportunities for Intel, and expand global markets for our products.

•

Stewardship.  We are committed to developing energy-efficient technology solutions that can be used to address major global problems while reducing our environmental impact. We are also committed to helping transform education globally through our technology, program, and policy leadership, as well as funding through the Intel Foundation. In addition, we strive to cultivate a work environment in which engaged, energized employees can thrive in their jobs and in their communities.

Our continued investment in developing our assets and execution on key focus areas will strengthen our competitive position as we enter and expand into new market segments. We believe that these new market segments will result in demand that is incremental to that of microprocessors designed for notebook and desktop computers, and Ultrabook systems. We also believe that increased Internet traffic and use of cloud computing create a need for greater server infrastructure, including server products optimized for energy-efficient performance and virtualization.

Business Organization

As of December 31, 2011, we managed our business through the following operating segments.

For a description of our operating segments, see “Note 30: Operating Segment and Geographic Information,” in Part II, Item 8 of this Form 10-K.

Products

Platforms

We offer platforms that incorporate various components and technologies, including a microprocessor and chipset, and may be enhanced by additional hardware, software, and services.

A microprocessor—the central processing unit (CPU) of a computer system—processes system data and controls other devices in the system. We offer microprocessors with one or multiple processor cores. Multi-core microprocessors can enable improved multitasking and energy-efficient performance by distributing computing tasks across two or more cores. Our 2nd and 3rd generation Intel® Core™ processor families integrate graphics functionality onto the processor die. In contrast, some of our previous-generation processors incorporated a separate graphics chip inside the processor package. We also offer graphics functionality as part of a separate chipset outside the processor package. Processor packages may also integrate the memory controller.

A chipset sends data between the microprocessor and input, display, and storage devices, such as the keyboard, mouse, monitor, hard drive or solid-state drive, and CD, DVD, or

Blu-ray* drive. Chipsets extend the audio, video, and other capabilities of many systems and perform essential logic functions, such as balancing the performance of the system and removing bottlenecks. Some chipsets may also include graphics functionality or a memory controller, for use with our microprocessors that do not integrate those system components.

We offer and are continuing to develop System-on-Chip (SoC) products that integrate our core processing functions with other system components, such as graphics, audio, and video, onto a single chip. SoC products are designed to reduce total cost of ownership, provide improved performance due to higher integration and lower power consumption, and enable smaller form factors.

We also offer features to improve our platform capabilities. For example, we offer Intel® vPro™ technology, a computer hardware-based security technology for the notebook and desktop market segments, designed to provide businesses with increased manageability, upgradeability, energy-efficient performance, and security while lowering the total cost of ownership. In 2011, we introduced the 2nd generation Intel® Core™ vPro™ processor family, designed to deliver security, manageability, and power management on the 32-nanometer (nm) process technology.

We offer a range of platforms that are based upon the following microprocessors:

Phone Components

In addition to our Intel Atom processor-based products for the smartphone market segment, we offer components and platforms for mobile phones and connected devices. Key mobile phone components include baseband processors, radio frequency transceivers, and power management integrated circuits. We also offer complete mobile phone platforms, including Bluetooth* wireless technology and GPS receivers, software solutions, customization, and essential interoperability tests. Our mobile phone solutions based on multiple industry standards enable mobile voice and high-speed data communications for a broad range of devices around the world.

McAfee

McAfee offers software products that provide security solutions for consumer, mobile, and corporate environments designed to protect systems from malicious virus attacks as well as loss of data. McAfee’s products include endpoint security, network and content security, risk and compliance, and consumer and mobile security.

Wind River Software Group

The Wind River Software Group develops and licenses embedded and mobile device software products, including operating systems, virtualization technologies, middleware, and development tools.

Non-Volatile Memory Solutions

We offer NAND flash memory products primarily used in solid-state drives (SSDs), portable memory storage devices, digital camera memory cards, and other devices. We offer SSDs in densities ranging from 32 gigabytes (GB) to 600 GB. Our NAND flash memory products are manufactured by IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS).

Products and Product Strategy by Operating Segment

Our PC Client Group operating segment offers products that are incorporated into notebook platforms (including Ultrabook systems), and desktop computers for consumers and businesses.

•

Our strategy for the notebook computing market segment is to offer notebook PC technologies designed to improve performance, battery life, and wireless connectivity, as well as to allow for the design of smaller, lighter, and thinner form factors. We are also increasing our focus on notebook products designed to offer technologies that provide increased manageability and security. In addition, we are focusing on providing seamless connectivity within our platforms through the use and development of communication technologies such as wireless wide area network, WiFi, and 4G LTE.

•

Our strategy for the Ultrabook systems market segment is to offer designs that enable a new user experience by accelerating a new class of mobile computers that use low power processors. These computers combine the performance and capabilities of today’s notebooks and tablets in a thin and light form factor that is highly responsive, secure, and seamlessly connects to the Internet and other enabled devices. The first generation of Ultrabook systems, which were released in the fourth quarter of 2011, was built using our 2nd generation Intel® Core™ processor family.

•

Our strategy for the desktop computing market segment is to offer products that provide increased manageability, security, and energy-efficient performance while lowering total cost of ownership for businesses. For consumers in the desktop computing market segment, we also focus on the design of products for high-end enthusiast PCs and mainstream PCs with rich audio and video capabilities.

Our Data Center Group operating segment offers products that provide leading performance, energy efficiency, and virtualization technology for server, workstation, and storage platforms. We are also increasing our focus on products designed for high-performance and mission-critical computing, cloud computing services, and emerging markets. Such products include the introduction of our new server platform, which incorporates our 32nm Intel® Xeon® processors supporting up to 10 cores. In addition, we offer wired connectivity solutions, such as our Thunderbolt™ technology, that are incorporated into products that make up the infrastructure for the Internet.

Our other Intel architecture operating segments offer products that are designed for use in the mobile communications, embedded, netbook, tablet, and smartphone market segments.

•

Our strategy for the mobile communications market segment is to offer a portfolio of products that covers a broad range of wireless connectivity options by combining Intel® WiFi technology with our 2G and 3G technologies, and creates a combined path to accelerate industry adoption of 4G LTE. These products feature low power consumption, innovative designs, and multi-standard platform solutions.

•

Our strategy for the embedded market segment is to drive Intel architecture as a solution for embedded applications by delivering long life-cycle support, software and architectural scalability, and platform integration.

•

Our strategy for the netbook market segment is to enable small form-factor and portable companion devices that are affordable for entry-level computing. We are focusing on offering performance capabilities and features across multiple operating systems that allow for enhanced end-user experiences, such as all-day battery life, seamless connectivity, improved synchronization of content between devices, and enhanced media sharing.

4

•

Our strategy for the tablet market segment is to offer Intel architecture solutions optimized for multiple operating systems and application ecosystems, such as our recent introduction of a platform for tablets that incorporates the Intel Atom processor (formerly code named Oak Trail). We are accelerating the process technology development for our Intel Atom product line to deliver increased battery life, performance, and feature integration.

•

Our strategy for the smartphone device market segment is to offer Intel Atom processor-based products that enable smartphones to deliver innovative content and services. Such products include the introduction of a new platform for smartphones that incorporates the Intel Atom processor (formerly code named Medfield), which will deliver increased performance and system responsiveness while also enabling a longer battery life.

Our software and services operating segments create differentiated user experiences on Intel platforms. We differentiate by combining Intel platform features and enhanced software and services. Our three main initiatives include:

•	developing platforms that can be used across multiple operating systems, applications, and services across all Intel products;
•	optimizing features and performance by enabling the software ecosystem to quickly take advantage of new platform features and capabilities; and
•

delivering complete solutions by utilizing software, services, and hardware to create a more secure online experience, such as our recent introduction of McAfee DeepSAFE* technology, which provides additional security below the operating system of the platform.

Revenue by Major Operating Segment

Net revenue for the PC Client Group (PCCG) operating segment, the Data Center Group (DCG) operating segment, the other Intel architecture (Other IA) operating segments, and the software and services (SSG) operating segments is presented as a percentage of our consolidated net revenue. Other IA includes Intel Mobile Communications, the Intelligent Solutions Group, the Netbook and Tablet Group, and the Ultra-Mobility Group operating segments. SSG includes McAfee, the Wind River Software Group, and the Software and Services Group operating segments. All other consists primarily of revenue from the Non-Volatile Memory Solutions Group.

Percentage of Revenue by Major Operating Segment

(Dollars in Millions)

Revenue from sales of platforms presented as a percentage of our consolidated net revenue was as follows:

Percentage of Revenue from Platform Sales

(Dollars in Millions)

Competition

Over the past few years, the number and variety of computing devices have expanded rapidly, creating a connected computing landscape that extends from the largest supercomputers and data centers to the smallest mobile and embedded devices. There are frequent product introductions, and these products are becoming increasingly capable. The competitive environment in the computing industry is in a constant state of flux, as customers and collaborators in one part of our business can quickly become competitors in another. New market segments can emerge rapidly. We are focused on our strategy to expand into market segments beyond our traditional PC and server businesses—including consumer electronics devices, embedded applications, smartphones, and tablets—where we face several incumbent suppliers.

One of our important competitive advantages is the combination of our network of manufacturing and assembly and test facilities with our global architecture design teams. This network enables us to have more direct control over our processes, quality control, product cost, production timing, performance, and other factors. Most of our competitors rely on third-party foundries and subcontractors such as Taiwan Semiconductor Manufacturing Company, Ltd. or GlobalFoundries Inc. for their manufacturing and assembly and test needs.

Our process technology leadership allows us to shrink the size of our transistors, optimizing power and performance characteristics and improving our ability to add more transistors and features. This leads to more powerful, energy-efficient microprocessors. We believe that as the need for computing power in smartphones and tablets grows, our ability to add transistors will become an important competitive advantage for our offerings in those market segments.

Our platforms primarily compete based on performance, energy efficiency, innovative design and features, price, quality and reliability, brand recognition, and availability. Other important competitive factors include development of the software ecosystem, security, connectivity, and compatibility with other devices in the computing continuum. The ability of our architecture to support multiple operating systems, including legacy environments based on x86, is an advantage in offering OEM customers operating system choices. We believe that our platform strategy to integrate multiple hardware and software technologies gives us a significant competitive advantage.

For many years, Advanced Micro Devices, Inc. (AMD) has been our primary competitor in the market segments for platforms used in notebooks and desktops. AMD also competes with us in the server market segment along with International Business Machines Corporation (IBM) and Oracle Corporation. Companies offering ARM Limited (ARM) based designs are also attempting to expand into the notebook, desktop, and server market segments. In addition, our platforms with integrated graphics and chipsets compete with NVIDIA Corporation’s graphics processors; NVIDIA has shifted some of the workload traditionally performed by the microprocessor to its graphics processor.

Companies using ARM or MIPS Technologies, Inc. (MIPS) based designs are our primary competitors in the consumer electronics devices and embedded applications market segments. In smartphones and tablets, we face established competitors such as QUALCOMM Incorporated, NVIDIA, and Texas Instruments Incorporated, which deliver SoC solutions based on the ARM architecture and complementary wireless technologies, as well as companies that incorporate SoC solutions that they manufacture. The primary competitor for McAfee’s family of security products and services is Symantec Corporation.

Manufacturing and Assembly and Test

As of December 31, 2011, 78% of our wafer fabrication, including microprocessors and chipsets, was conducted within the U.S. at our facilities in Arizona, New Mexico, Oregon, and Massachusetts. The remaining 22% of our wafer fabrication was conducted outside the U.S. at our facilities in Ireland, China, and Israel.

As of December 31, 2011, we primarily manufactured our products in wafer fabrication facilities at the following locations:

Products	Wafer Size	Process Technology	Locations
Microprocessors	300mm	22nm	Oregon, Arizona, Israel
Microprocessors and chipsets	300mm	32nm	New Mexico, Arizona, Oregon
Microprocessors	300mm	45nm	New Mexico
Chipsets	300mm	65nm	Ireland, Arizona, China
Chipsets, microprocessors, and other products	300mm	90nm	Ireland
Chipsets	200mm	130nm	Massachusetts

As of December 31, 2011, a substantial majority of our microprocessors were manufactured on 300-millimeter (mm) wafers using our 32nm process technology. In the second half of 2011, we began manufacturing microprocessors using our 22nm process technology. As we move to each succeeding generation of manufacturing process technology, we incur significant start-up costs to prepare each factory for manufacturing. However, continuing to advance our process technology provides benefits that we believe justify these costs. The benefits of moving to each succeeding generation of manufacturing process technology can include using less space per transistor, reducing heat output from each transistor, and increasing the number of integrated features on each chip. These advancements can result in microprocessors that are higher performing, consume less power, and cost less to manufacture. In addition, with each shift to a new process technology, we are able to produce more microprocessors per square foot of our wafer fabrication facilities. The costs to develop our process technology are significantly less than adding capacity by building additional wafer fabrication facilities using older process technology.

We use third-party manufacturing companies (foundries) to manufacture wafers for certain components, including networking and communications products. In addition, we primarily use subcontractors to manufacture board-level products and systems, and purchase certain communications networking products and mobile phone components from external vendors primarily in the Asia-Pacific region.

Following the manufacturing process, the majority of our components are subject to assembly and test. We perform our components assembly and test at facilities in Malaysia, China, Costa Rica, and Vietnam. To augment capacity, we use subcontractors to perform assembly of certain products, primarily chipsets and networking and communications products. In addition, we use subcontractors to perform assembly and test of our mobile phone components.

Our NAND flash memory products are manufactured by IMFT and IMFS using 20nm, 25nm, 34nm, or 50nm process technology, and assembly and test of these products is performed by Micron Technology, Inc. and other external subcontractors. For further information, see “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

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

Our products are typically produced at multiple Intel facilities at various sites around the world, or by subcontractors that have multiple facilities. However, some products are produced in only one Intel or subcontractor facility, and we seek to implement action plans to reduce the exposure that would result from a disruption at any such facility. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Research and Development

We are committed to investing in world-class technology development, particularly in the design and manufacture of integrated circuits. Research and development (R&D) expenditures were $8.4 billion in 2011 ($6.6 billion in 2010 and $5.7 billion in 2009).

Our R&D activities are directed toward developing the technology innovations (such as three-dimensional Tri-Gate and Hi-k metal gate transistor technologies) that we believe will deliver our next generation of products, which will in turn enable new form factors and usage models for businesses and consumers. Our R&D activities range from designing and developing new products and manufacturing processes to researching future technologies and products.

We are focusing our R&D efforts on advanced computing technologies, developing new microarchitectures, advancing our silicon manufacturing process technology, delivering the next generation of microprocessors and chipsets, improving our platform initiatives, and developing software solutions and tools to support our technologies. Our R&D efforts enable new levels of performance and address areas such as energy efficiency, security, scalability for multi-core architectures, system manageability, and ease of use. We continue to make significant R&D investments in the development of SoCs to enable growth in areas such as smartphones, tablets, and embedded applications. In addition, we continue to make significant investments in wireless technologies, graphics, and high-performance computing.

As part of our R&D efforts, we plan to introduce a new microarchitecture for our notebook, Ultrabook system, desktop, and Intel Xeon processors approximately every two years and ramp the next generation of silicon process technology in the intervening years. We refer to this as our “tick-tock” technology development cadence. In 2011, we started manufacturing products (formerly code named Ivy Bridge) using our new 22nm three-dimensional Tri-Gate transistor process technology (22nm process technology). This technology is the first to use a three-dimensional transistor design, which is expected to improve performance and energy efficiency compared to the existing two-dimensional transistor structure, and significantly decreases the power targets for notebook processors. We expect to begin manufacturing products using a new microarchitecture using our 22nm process technology in 2012. We are currently developing 14nm process technology, our next-generation process technology, and expect to begin manufacturing products using that technology in 2013. Our leadership in silicon technology has enabled us to make “Moore’s Law” a reality. Moore’s Law predicted that transistor density on integrated circuits would double about every two years.

Our leadership in silicon technology has also helped expand on the advances anticipated by Moore’s Law by bringing new capabilities into silicon and producing new products optimized for a wider variety of applications. We have accelerated the Intel Atom processor-based SoC roadmap for netbooks, smartphones, tablets, and other devices, from 32nm through 22nm to 14nm within three successive years. Intel Atom processors will eventually be on the same process technology as our leading-edge products. We expect that this acceleration will result in a significant reduction in transistor leakage, lower active power, and an increase in transistor density to enable more powerful smartphones, tablets, and netbooks with more features and longer battery life.

Our R&D model is based on a global organization that emphasizes a collaborative approach to identifying and developing new technologies, leading standards initiatives, and influencing regulatory policies to accelerate the adoption of new technologies, including joint pathfinding conducted between researchers at Intel Labs and our business groups. We centrally manage key cross-business group product initiatives to align and prioritize our R&D activities across these groups. In addition, we may augment our R&D activities by investing in companies or entering into agreements with companies that have similar R&D focus areas, as well as directly purchasing intellectual property rights (IP) applicable to our R&D initiatives.

Employees

As of December 31, 2011, we had 100,100 employees worldwide (82,500 as of December 25, 2010), with approximately 55% of those employees located in the U.S. (55% as of December 25, 2010). The majority of the increase in employees was due to employees hired as a result of the acquisitions of McAfee and the WLS business of Infineon.

Sales and Marketing

Customers

We sell our products primarily to OEMs and ODMs. ODMs provide design and/or manufacturing services to branded and unbranded private-label resellers. In addition, we sell our products to other manufacturers, including makers of a wide range of industrial and communications equipment. Our customers also include those who buy PC components and our other products through distributor, reseller, retail, and OEM channels throughout the world.

Our worldwide reseller sales channel consists of thousands of indirect customers—systems builders that purchase Intel microprocessors and other products from our distributors. We have a boxed processor program that allows distributors to sell Intel microprocessors in small quantities to these systems-builder customers; boxed processors are also available in direct retail outlets.

In 2011, Hewlett-Packard Company accounted for 19% of our net revenue (21% in 2010 and 2009) and Dell Inc. accounted for 15% of our net revenue (17% in 2010 and 2009). No other customer accounted for more than 10% of our net revenue. For information about revenue and operating income by operating segment, and revenue from unaffiliated customers by geographic region/country, see “Results of Operations” in Part II, Item 7 and “Note 30: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

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

Our products are typically shipped under terms that transfer title to the customer, even in arrangements for which the recognition of revenue and related costs of sales is deferred. Our standard terms and conditions of sale typically provide that payment is due at a later date, generally 30 days after shipment or delivery. Our credit department sets accounts receivable and shipping limits for individual customers to control credit risk to Intel arising from outstanding account balances. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will use one or more credit support devices, such as a third-party guarantee or standby letter of credit, or credit insurance. Credit losses may still be incurred due to bankruptcy, fraud, or other failure of the customer to pay. For information about our allowance for doubtful receivables, see “Schedule II—Valuation and Qualifying Accounts” in Part IV of this Form 10-K.

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

Backlog

Over time, our larger customers have generally moved to lean-inventory or just-in-time operations rather than maintaining larger inventories of our products. We have arrangements with these customers to seek to quickly fill orders from regional warehouses. As a result, our manufacturing production is based on estimates and advance non-binding commitments from customers as to future purchases. Our order backlog as of any particular date is a mix of these commitments and specific firm orders that are made primarily pursuant to standard purchase orders for delivery of products. Only a small portion of our orders is non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant.

Seasonal Trends

Our platform sales generally have followed a seasonal trend. Historically, our sales have been higher in the second half of the year than in the first half of the year, accelerating in the third quarter and peaking in the fourth quarter. Consumer and business purchases of PCs have historically been higher in the second half of the year.

Marketing

Our corporate marketing objectives are to build a strong, well-known Intel corporate brand that connects with businesses and consumers, and to offer a limited number of meaningful and valuable brands in our portfolio to aid businesses and consumers in making informed choices about technology purchases. The Intel® Core™ processor family and the Intel Atom, Intel® Pentium®, Intel® Celeron®, Intel Xeon, and Intel® Itanium® trademarks make up our processor brands.

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

Purchases by customers often allow them to participate in cooperative advertising and marketing programs such as the Intel Inside® Program. This program broadens the reach of our brands beyond the scope of our own direct marketing. Through the Intel Inside Program, certain customers are licensed to place Intel logos on computing devices containing our microprocessors and processor technologies, and to use our brands in their marketing activities. The program includes a market development component that accrues funds based on purchases and partially reimburses the OEMs for marketing activities for products featuring Intel brands, subject to the OEMs meeting defined criteria. These marketing activities primarily include television, print, and Internet marketing. We have also entered into joint marketing arrangements with certain customers.

Intellectual Property Rights and Licensing

IP that applies to our products and services includes patents, copyrights, trade secrets, trademarks, and maskwork rights. We maintain a program to protect our investment in technology by attempting to ensure respect for our IP. The extent of the legal protection given to different types of IP varies under different countries’ legal systems. We intend to license our IP where we can obtain adequate consideration. See “Competition” earlier in this section, “Risk Factors” in Part I, Item 1A, and “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K.

We have obtained patents in the U.S. and other countries. While our patents are an important element of our success, our business as a whole is not significantly dependent on any one patent. Because of the fast pace of innovation and product development, and the comparative pace of governments’ patenting processes, our products are often obsolete before the patents related to them expire, and may sometimes be obsolete before the patents related to them are even granted. As we expand our products into new industries, we also seek to extend our patent development efforts to patent such products. Established competitors in existing and new industries, as well as companies that purchase and enforce patents and other IP, may already have patents covering similar products. There is no assurance that we will be able to obtain patents covering our own products, or that we will be able to obtain licenses from other companies on favorable terms or at all.

The software that we distribute, including software embedded in our component-level and system-level products, is entitled to copyright protection. To distinguish Intel products from our competitors’ products, we have obtained trademarks and trade names for our products, and we maintain cooperative advertising programs with customers to promote our brands and to identify products containing genuine Intel components. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

In the first quarter of 2011, we entered into a long-term patent cross-license agreement with NVIDIA. Under the agreement, we received a license to all of NVIDIA’s patents with a capture period that runs through March 2017 while NVIDIA products are licensed to our patents, subject to exclusions for x86 products, certain chipsets, and certain flash memory technology products.

Compliance with Environmental, Health, and Safety Regulations

Our compliance efforts focus on monitoring regulatory and resource trends and setting company-wide performance targets for key resources and emissions. These targets address several parameters, including product design; chemical, energy, and water use; waste recycling; the source of certain minerals used in our products; climate change; and emissions.

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

Intel is an industry leader in efforts to build ethical sourcing of minerals for our products. Intel has partnered with the U.S. State Department and the U.S. Agency for International Development to create pilot programs that would allow for tracking and tracing of our source materials, in particular those minerals sourced from the Democratic Republic of the Congo. In 2012, Intel will continue to work to establish a conflict-free supply chain for our company and our industry. Intel’s goal for 2012 is to verify that the tantalum we use in our microprocessors is conflict-free, and our goal for 2013 is to manufacture the world’s first verified, conflict-free microprocessor.

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

We have been purchasing wind power and other forms of renewable energy at some of our major sites for several years. We purchase renewable energy certificates under a multi-year contract. The purchase has placed Intel at the top of the EPA’s Green Power Partnership for the past four years and was intended to help stimulate the market for green power, leading to additional generating capacity and, ultimately, lower costs.

Distribution of Company Information

Our Internet address is www.intel.com. We publish voluntary reports on our web site that outline our performance with respect to corporate responsibility, including EHS compliance.

We use our Investor Relations web site, www.intc.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations web site free of charge. In addition, our Investor Relations web site allows interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of February 23, 2012 (ages are as of December 31, 2011):

Andy D. Bryant, age 61
• 2012 – present,	Vice Chairman of the Board
• 2011 – 2012,	Vice Chairman of the Board, Executive VP, Technology, Manufacturing and Enterprise Services, Chief Administrative Officer
• 2009 – 2011,	Executive VP, Technology, Manufacturing, and Enterprise Services, Chief Administrative Officer
• 2007 – 2009,	Executive VP, Finance and Enterprise Services, Chief Administrative Officer
• 2001 – 2007,	Executive VP, Chief Financial and Enterprise Services Officer
• Member of Intel Corporation Board of Directors
• Member of Columbia Sportswear Company Board of Directors
• Member of McKesson Corporation Board of Directors
• Joined Intel 1981

William M. Holt, age 59
• 2006 – present,	Senior VP, GM, Technology and Manufacturing Group
• 2005 – 2006,	VP, Co-GM, Technology and Manufacturing Group
• Joined Intel 1974

Thomas M. Kilroy, age 54
• 2010 – present,	Senior VP, GM, Sales and Marketing Group
• 2009 – 2010,	VP, GM, Sales and Marketing Group
• 2005 – 2009,	VP, GM, Digital Enterprise Group
• Joined Intel 1990

Brian M. Krzanich, age 51
• 2012 – present,	Senior VP, Chief Operating Officer
• 2010 – 2012,	Senior VP, GM, Manufacturing and Supply Chain
• 2006 – 2010,	VP, GM, Assembly and Test
• Joined Intel 1982

A. Douglas Melamed, age 66
• 2009 – present,	Senior VP, General Counsel
• 2001 – 2009,	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
• Joined Intel 2009

Paul S. Otellini, age 61
• 2005 – present,	President, Chief Executive Officer
• Member of Intel Corporation Board of Directors
• Member of Google, Inc. Board of Directors
• Joined Intel 1974

David Perlmutter, age 58
• 2012 – present,	Executive VP, GM, Intel Architecture Group, Chief Product Officer
• 2009 – 2012,	Executive VP, GM, Intel Architecture Group
• 2007 – 2009,	Executive VP, GM, Mobility Group
• 2005 – 2007,	Senior VP, GM, Mobility Group
• Joined Intel 1980

Stacy J. Smith, age 49
• 2010 – present,	Senior VP, Chief Financial Officer
• 2007 – 2010,	VP, Chief Financial Officer
• 2006 – 2007,	VP, Assistant Chief Financial Officer
• 2004 – 2006,	VP, Finance and Enterprise Services, Chief Information Officer
• Member of Autodesk, Inc. Board of Directors
• Member of Gevo, Inc. Board of Directors
• Joined Intel 1988

Arvind Sodhani, age 57
• 2007 – present,	Executive VP of Intel, President of Intel Capital
• 2005 – 2007,	Senior VP of Intel, President of Intel Capital
• Member of SMART Technologies, Inc. Board of Directors
• Joined Intel 1981

ITEM 1A.	RISK FACTORS

Changes in product demand may harm our financial results and are hard to predict.

If product demand decreases, our revenue and profit could be harmed. Important factors that could cause demand for our products to decrease include changes in:

•	business conditions, including downturns in the computing industry, regional economies, and the overall economy;
•

consumer confidence or income levels caused by changes in market conditions, including changes in government borrowing, taxation, or spending policies; the credit market; or expected inflation, employment, and energy or other commodity prices;

•	the level of customers’ inventories;
•	competitive and pricing pressures, including actions taken by competitors;
•	customer product needs;
•	market acceptance of our products and maturing product cycles; and
•	the high-technology supply chain, including supply constraints caused by natural disasters or other events.

Our operations have high costs, such as those related to facility construction and equipment, R&D, and employment and training of a highly skilled workforce, that are either fixed or difficult to reduce in the short term. At the same time, demand for our products is highly variable. If product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Our manufacturing or assembly and test capacity could be underutilized, and we may be required to write down our long-lived assets, which would increase our expenses. Factory-planning decisions may shorten the useful lives of facilities and equipment and cause us to accelerate depreciation. If product demand increases, we may be unable to add capacity fast enough to meet market demand. These changes in product demand, and changes in our customers’ product needs, could negatively affect our competitive position and may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to write down our assets.

We operate in highly competitive industries, and our failure to anticipate and respond to technological and market developments could harm our ability to compete.

We operate in highly competitive industries that experience rapid technological and market developments, changes in industry standards, changes in customer needs, and frequent product introductions and improvements. If we are unable to anticipate and respond to these developments, we may weaken our competitive position, and our products or technologies may be uncompetitive or obsolete. As computing market segments emerge, such as netbooks, smartphones, tablets, and consumer electronics devices, we face new sources of competition and customers with different needs than customers in our PC business. To be successful, we need to cultivate new industry relationships in these market segments. As the number and variety of

Internet-connected devices increase, we need to improve the cost, connectivity, energy efficiency, and security of our platforms to succeed in these new market segments. And we need to expand our software capabilities in order to provide customers with complete computing solutions.

To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes ahead of competitors. Our R&D efforts are critical to our success and are aimed at solving complex problems, and we do not expect that all of our projects will be successful. We may be unable to develop and market new products successfully, the products we invest in and develop may not be well received by customers, and products and technologies offered by others may affect demand for our products. These types of events could negatively affect our competitive position and may reduce revenue, increase costs, lower gross margin percentage, or require us to impair our assets.

Changes in the mix of products sold may harm our financial results.

Because of the wide price differences in notebook, netbook, smartphone, tablet, desktop, and server microprocessors, the mix of microprocessors sold affects the average selling prices of our products and has a large impact on our revenue and gross margin. Our financial results also depend on the mix of other products that we sell, such as chipsets, flash memory, and other semiconductor products. More recently introduced products tend to have higher costs because of initial development and production, and changes in the mix of products sold may affect our ability to recover our fixed costs and product investments.

Our global operations subject us to risks that may harm our results of operations and financial condition.

We have sales offices, R&D, manufacturing, assembly and test facilities, and other facilities in many countries, and some business activities may be concentrated in one or more geographic areas. As a result, our ability to manufacture, assemble and test, design, develop, or sell products may be affected by:

•	security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;
•	natural disasters and health concerns;
•

inefficient and limited infrastructure and disruptions, such as supply chain interruptions and large-scale outages or interruptions of service from utilities, transportation, or telecommunications providers;

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings;
•	differing employment practices and labor issues; and
•

local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws and regulations.

Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Although we have policies, controls, and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

Although most of our sales occur in U.S. dollars, expenses such as payroll, utilities, tax, and marketing expenses may be paid in local currencies. We also conduct certain investing and financing activities in local currencies. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements; therefore, changes in exchange rates could harm our results and financial condition. Changes in tariff and import regulations and in U.S. and non-U.S. monetary policies may harm our results and financial condition by increasing our expenses and reducing revenue. Varying tax rates in different jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

We maintain a program of insurance coverage for a variety of property, casualty, and other risks. We place our insurance coverage with multiple carriers in numerous jurisdictions. However, one or more of our insurance providers may be unable or unwilling to pay a claim. The types and amounts of insurance we obtain vary depending on availability, cost, and decisions with respect to risk retention. The policies have deductibles and exclusions that result in us retaining a level of self-insurance. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.

Failure to meet our production targets, resulting in undersupply or oversupply of products, may harm our business and results of operations.

Production of integrated circuits is a complex process. Disruptions in this process can result from errors; difficulties in our development and implementation of new processes; defects in materials; disruptions in our supply of materials or resources; and disruptions at our fabrication and assembly and test facilities due to accidents, maintenance issues, or unsafe working conditions—all of which could affect the timing of production ramps and yields. We may not be successful or efficient in developing or implementing new production processes. Production issues may result in our failure to meet or increase production as desired, resulting in higher costs or large decreases in yields, which could affect our ability to produce sufficient volume to meet product demand. The unavailability or reduced availability of products could make it more difficult to deliver computing platforms. The occurrence of these events could harm our business and results of operations.

We may have difficulties obtaining the resources or products we need for manufacturing, assembling and testing our products, or operating other aspects of our business, which could harm our ability to meet demand and increase our costs.

We have thousands of suppliers providing materials that we use in production and other aspects of our business, and we seek, where possible, to have several sources of supply for all of those materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single location, for these materials. The inability of suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production processes or make it more difficult for us to implement our business strategy. Production could be disrupted by the unavailability of resources used in production, such as water, silicon, electricity, gases, and other materials. Future environmental regulations could restrict the supply or increase the cost of materials that we use in our business and make it more difficult to obtain permits to build or modify manufacturing capacity to meet demand. The unavailability or reduced availability of materials or resources may require us to reduce production or incur additional costs. The occurrence of these events could harm our business and results of operations.

Costs related to product defects and errata may harm our results of operations and business.

Costs of product defects and errata (deviations from published specifications) due to, for example, problems in our design and manufacturing processes, could include:

•	writing off the value of inventory;
•	disposing of products that cannot be fixed;
•	recalling products that have been shipped;
•	providing product replacements or modifications; and
•	defending against litigation.

These costs could be large and may increase expenses and lower gross margin. Our reputation with customers or end users could be damaged as a result of product defects and errata, and product demand could be reduced. The announcement of product defects and errata could cause customers to purchase products from competitors as a result of possible shortages of Intel components or for other reasons. These factors could harm our business and financial results.

Third parties may attempt to breach our network security, which could damage our reputation and financial results.

We regularly face attempts by others to gain unauthorized access through the Internet or introduce malicious software to our IT systems. These attempts—which might be the result of industrial or other espionage, or actions by hackers seeking to harm the company, its products, or end users—are sometimes successful. In part because of the high profile of our McAfee subsidiary in the network and system protection business, we might become a target of computer hackers who create viruses to sabotage or otherwise attack our products and services. Hackers might attempt to penetrate our network security and gain access to our network and our data centers, steal proprietary information, including personally identifiable information, or interrupt our internal systems and services. We seek to detect and investigate these security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects.

Third parties may claim infringement of IP, which could harm our business.

We may face IP infringement claims from individuals and companies, including those who have acquired patent portfolios to assert claims against other companies. We are engaged in a number of litigation matters involving IP. Claims that our products or processes infringe the IP of others could cause us to incur large costs to respond to, defend, and resolve the claims, and may divert the efforts and attention of management and technical personnel. As a result of IP infringement claims, we could:

•	pay infringement claims;
•	stop manufacturing, using, or selling products or technology subject to infringement claims;
•	develop other products or technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; or
•	license technology from the party claiming infringement, which license may not be available on commercially reasonable terms.

These actions could harm our competitive position, result in expenses, or require us to impair our assets. If we alter or stop production of affected items, our revenue could be harmed.

We may be unable to enforce or protect our IP, which may harm our ability to compete and harm our business.

Our ability to enforce our patents, copyrights, software licenses, and other IP is subject to general litigation risks, as well as uncertainty as to the enforceability of our IP in various countries. When we seek to enforce our rights, we are often subject to claims that the IP is invalid, not enforceable, or licensed to the opposing party. Our assertion of IP often results in the other party seeking to assert claims against us, which could harm our business. Governments may adopt regulations—and governments or courts may render decisions—requiring compulsory licensing of IP, or governments may require products to meet standards that serve to favor local companies. Our inability to enforce our IP under these circumstances may harm our competitive position and business.

We may be subject to IP theft or misuse, which could result in claims and harm our business and results of operations.

The theft or unauthorized use or publication of our trade secrets and other confidential business information could harm our competitive position and reduce acceptance of our products; the value of our investment in R&D, product development, and marketing could be reduced; and third parties might make claims related to losses of confidential or proprietary information or end-user data, or system reliability. These incidents and claims could severely disrupt our business, and we could suffer losses, including the cost of product recalls and returns and reputational harm.

Our licenses with other companies and participation in industry initiatives may allow competitors to use our patent rights.

Companies in the computing industry often bilaterally license patents between each other to settle disputes or as part of business agreements between them. Our competitors may have licenses to our patents, and under current case law, some of the licenses may permit these competitors to pass our patent rights on to others under some circumstances. Our participation in industry standards organizations or with other industry initiatives may require us to license our patents to companies that adopt industry-standard specifications. Depending on the rules of the organization, we might have to grant these licenses to our patents for little or no cost, and as a result, we may be unable to enforce certain patents against others, our costs of enforcing our licenses or protecting our patents may increase, and the value of our IP may be impaired.

Litigation or regulatory proceedings could harm our business.

We may face legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. As described in “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K, we are engaged in a number of litigation and regulatory matters. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from manufacturing or selling products, engaging in business practices, or requiring other remedies, such as compulsory licensing of patents.

We face risks related to sales through distributors and other third parties.

We sell a portion of our products through third parties such as distributors, value-added resellers, OEMs, Internet service providers, and channel partners (collectively referred to as distributors). Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of FCPA or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

We face risks related to sales to government entities.

We derive a portion of our revenue from sales to government entities and their respective agencies. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations. Government contracts are subject to oversight, including special rules on accounting, expenses, reviews, and security. Failing to comply with these rules could result in civil and criminal penalties and sanctions, including termination of contracts, fines and suspensions, or debarment from future government business.

We invest in companies for strategic reasons and may not realize a return on our investments.

We make investments in companies around the world to further strategic objectives and support key business initiatives. These investments include equity or debt instruments of public or private companies, and many of these instruments are non-marketable at the time of our initial investment. Companies range from early-stage companies that are still defining their strategic direction to more mature companies with established revenue streams and business models. The companies in which we invest may fail because they may be unable to secure additional funding, obtain favorable terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment. If we determine that an other-than-temporary decline in the fair value exists for an investment, we write down the investment to its fair value and recognize a loss. We have large investments in the flash memory market segment, and declines in this market segment or changes in management’s plans with respect to our investments in this market segment could result in large impairment charges, impacting gains (losses) on equity investments, net.

When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. We may incur losses on the disposal of non-marketable investments. For cases in which we are required under equity method accounting to recognize a proportionate share of another company’s income or loss, such income or loss may impact earnings. Gains or losses from equity securities could vary from expectations, depending on gains or losses realized on the sale or exchange of securities, gains or losses from equity investments, and impairment charges for equity and other investments.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying accounting policies.

The methods, estimates, and judgments that we use in applying accounting policies have a large impact on our results of operations. For further information, see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K. These methods, estimates, and judgments are subject to large risks, uncertainties, and assumptions, and changes could affect our results of operations.

Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our effective tax rates, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits;
•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;
•	adjustments to income taxes upon finalization of tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill;
•	changes in available tax credits;
•	changes in tax laws or their interpretation, including changes in the U.S. to the taxation of foreign income and expenses;
•	changes in U.S. generally accepted accounting principles; and
•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Decisions about the scope of operations of our business could affect our results of operations and financial condition.

Changes in the business environment could lead to changes in the scope of our operations, resulting in restructuring and asset impairment charges. Factors that could affect our results of operations and financial condition due to a change in the scope of our operations include:

•	timing and execution of plans and programs subject to local labor law requirements, including consultation with work councils;
•	changes in assumptions related to severance and postretirement costs;
•	divestitures;
•	new business initiatives and changes in product roadmap, development, and manufacturing;
•	changes in employment levels and turnover rates;
•	changes in product demand and the business environment; and
•	changes in the fair value of long-lived assets.

Our acquisitions, divestitures, and other transactions could disrupt our ongoing business and harm our results of operations.

In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities, and enter into agreements for possible investments, acquisitions, divestitures, and other transactions, such as joint ventures. Acquisitions and other transactions involve large challenges and risks, including risks that:

•	we may be unable to identify opportunities on terms acceptable to us;
•	the transaction may not advance our business strategy;
•	we may not realize a satisfactory return;
•	we may be unable to retain key personnel;
•	we may experience difficulty in integrating new employees, business systems, and technology;
•

acquired businesses may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, and our due diligence process may not identify compliance issues or other liabilities;

•	we may have difficulty entering new market segments; or
•	we may be unable to retain the customers and partners of acquired businesses.

When we decide to sell assets or a business, we may have difficulty selling on acceptable terms in a timely manner, and the agreed terms and financing arrangements could be renegotiated due to changes in business or market conditions. These circumstances could delay the achievement of our strategic objectives or cause us to incur added expense, or we may sell a business at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, we may fail to complete them due to factors such as:

•	failure to obtain regulatory or other approvals;
•	IP disputes or other litigation; or
•	difficulties obtaining financing for the transaction.

Our failure to comply with environmental laws and regulations could harm our business and results of operations.

The manufacturing and assembling and testing of our products require the use of hazardous materials that are subject to a broad array of EHS laws and regulations. Our failure to comply with these laws or regulations could result in:

•	regulatory penalties, fines, and legal liabilities;
•	suspension of production;
•	alteration of our fabrication and assembly and test processes; and
•	restrictions on our operations or sales.

Our failure to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials could lead to increased costs or future liabilities. Environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur other expenses. Many new materials that we are evaluating for use in our operations may be subject to regulation under environmental laws and regulations. These restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter manufacturing and assembly and test processes.

Climate change poses both regulatory and physical risks that could harm our results of operations and affect the way we conduct business.

In addition to the possible direct economic impact that climate change could have on us, climate change mitigation programs and regulations can increase our costs. The cost of perfluorocompounds (PFCs)—a gas that we use in manufacturing—could increase under some climate-change-focused emissions trading programs that may be imposed by regulation. If the use of PFCs is prohibited, we would need to obtain substitute materials that may cost more or be less available for our manufacturing operations. Air-quality permit requirements for our manufacturing operations could become more burdensome and cause delays in our ability to modify or build additional manufacturing capacity. Under recently adopted greenhouse gas regulations in the U.S., many of our manufacturing facilities have become “major” sources under the Clean Air Act. At a minimum, this change in status results in some uncertainty as the EPA adopts guidance on its greenhouse gas regulations. Due to the dynamic nature of our operations, it is likely that these regulations will result in increased costs for our U.S. operations. These cost increases could be associated with new air pollution control requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas emissions.

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

A number of factors could lower interest and other, net, harming our results of operations.

Factors that could lower interest and other, net in our income statements include changes in fixed-income, equity, and credit markets; foreign currency exchange rates; interest rates; credit standing of financial instrument counterparties; our cash and investment balances; and our indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2011, our major facilities consisted of:

	000,000	000,000	000,000
(Square Feet in Millions)	United States	Other Countries	Total
Owned facilities[1]	25.8	17.9	43.7
Leased facilities[2]	2.6	4.8	7.4

Total facilities	28.4	22.7	51.1

[1]	Leases on portions of the land used for these facilities expire on varying dates through 2062.

[2]	Leases expire on varying dates through 2028 and generally include renewals at our option.

Our principal executive offices are located in the U.S. The substantial majority of our wafer fabrication activities are also located in the U.S. In addition to our current facilities, we are building a development fabrication facility in Oregon that is scheduled for R&D start-up in 2013, as well as a leading-edge technology, large-scale 14nm fabrication facility in Arizona that is expected to be completed in 2013. These new facilities will allow us to widen our process technology lead as we focus on both 22nm and 14nm manufacturing process technology. We expect incremental opportunities in unit growth and product mix as a result of these new facilities. Outside the U.S., we have wafer fabrication at our facilities in Ireland, China, and Israel. Our assembly and test facilities are located in Malaysia, China, Costa Rica, and Vietnam. In addition, we have sales and marketing offices worldwide that are generally located near major concentrations of customers.

We believe that our facilities detailed above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see “Note 30: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price range of Intel common stock and dividend information may be found in “Financial Information by Quarter (Unaudited)” in Part II, Item 8 of this Form 10-K.

As of February 10, 2012, there were approximately 158,000 registered holders of record of Intel’s common stock. A substantially greater number of holders of Intel common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. This amount includes $20 billion of increases in the authorization limit approved by our Board of Directors in 2011. As of December 31, 2011, $10.1 billion remained available for repurchase under the existing repurchase authorization limit.

Common stock repurchase activity under our authorized plan in each quarter of 2011 was as follows (in millions, except per share amounts):

	000,000	000,000	000,000
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans
December 26, 2010 – April 2, 2011	189.1	$21.15	189.1
April 3, 2011 – July 2, 2011	93.3	$21.45	93.3
July 3, 2011 – October 1, 2011	186.2	$21.48	186.2
October 2, 2011 – December 31, 2011	173.7	$23.80	173.7

Total	642.3	$22.01	642.3

Common stock repurchase activity under our authorized plan during the fourth quarter of 2011 was as follows (in millions, except per share amounts):

	000,000	000,000	000,000	000,000
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
October 2, 2011 – October 29, 2011	51.1	$22.88	51.1	$13,062
October 30, 2011 – November 26, 2011	50.9	$24.39	50.9	$11,819
November 27, 2011 – December 31, 2011	71.7	$24.03	71.7	$10,098

Total	173.7	$23.80	173.7

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

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Dow Jones U.S. Technology Index* and the Standard & Poor’s S&P 500* Index for the five years ended December 31, 2011. The graph and table assume that $100 was invested on December 29, 2006 (the last day of trading for the fiscal year ended December 30, 2006) in each of our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the Dow Jones U.S. Technology Index, and the S&P 500 Index are based on our fiscal year.

Comparison of Five-Year Cumulative Return for Intel,

the Dow Jones U.S. Technology Index*, and the S&P 500* Index

	000,000	000,000	000,000	000,000	000,000	000,000
	2006	2007	2008	2009	2010	2011
Intel Corporation	$100	$135	$73	$109	$115	$141
Dow Jones U.S. Technology Index	$100	$117	$64	$109	$123	$123
S&P 500 Index	$100	$106	$64	$85	$97	$99

ITEM 6.	SELECTED FINANCIAL DATA

	000,000	000,000	000,000	000,000	000,000
(In Millions, Except Per Share Amounts)	2011	2010	2009	2008	2007
Net revenue	$53,999	$43,623	$35,127	$37,586	$38,334
Gross margin	$33,757	$28,491	$19,561	$20,844	$19,904
Research and development	$8,350	$6,576	$5,653	$5,722	$5,755
Operating income	$17,477	$15,588	$5,711	$8,954	$8,216
Net income	$12,942	$11,464	$4,369	$5,292	$6,976
Earnings per common share
Basic	$2.46	$2.06	$0.79	$0.93	$1.20
Diluted	$2.39	$2.01	$0.77	$0.92	$1.18
Weighted average diluted common shares outstanding	5,411	5,696	5,645	5,748	5,936
Dividends per common share
Declared	$0.7824	$0.63	$0.56	$0.5475	$0.45
Paid	$0.7824	$0.63	$0.56	$0.5475	$0.45
Net cash provided by operating activities	$20,963	$16,692	$11,170	$10,926	$12,625
Additions to property, plant and equipment	$10,764	$5,207	$4,515	$5,197	$5,000

(Dollars in Millions)	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008	Dec. 29, 2007
Property, plant and equipment, net	$23,627	$17,899	$17,225	$17,574	$16,938
Total assets	$71,119	$63,186	$53,095	$50,472	$55,664
Long-term debt	$7,084	$2,077	$2,049	$1,185	$1,269
Stockholders’ equity	$45,911	$49,430	$41,704	$39,546	$43,220
Employees (in thousands)	100.1	82.5	79.8	83.9	86.3

In 2011, we acquired McAfee and the WLS business of Infineon, which operates as Intel Mobile Communications. For further information, see “Note 14: Acquisitions” in Part II, Item 8 of this Form 10-K.

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
•

Results of Operations.  An analysis of our financial results comparing 2011 to 2010 and comparing 2010 to 2009. In the first quarter of 2011, we formed the Netbook and Tablet Group (NTG), which includes microprocessors and related chipsets designed for the netbook and tablet market segments. NTG results were previously included in the results of the PC Client Group and are now included in the other Intel architecture operating segments category. The analysis of our operating segment results of operations reflects this reorganization, and prior-period amounts have been adjusted retrospectively.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
•

Contractual Obligations and Off-Balance-Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2011, including expected payment schedule.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of this Form 10-K. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of February 23, 2012.

Overview

Our results of operations were as follows:

	000,000	000,000	000,000	000,000
	Three Months Ended		Twelve Months Ended
(Dollars in Millions)	Dec. 31, 2011	Oct. 1, 2011	Dec. 31, 2011	Dec. 25, 2010
Net revenue	$13,887	$14,233	$53,999	$43,623
Gross margin	$8,952	$9,018	$33,757	$28,491
Gross margin percentage	64.5%	63.4%	62.5%	65.3%
Operating income	$4,599	$4,785	$17,477	$15,588
Net income	$3,360	$3,468	$12,942	$11,464
Diluted earnings per common share	$0.64	$0.65	$2.39	$2.01

2011 was our most profitable year, with record revenue, operating income, net income, and earnings per share. Revenue of $54.0 billion was up $10.4 billion, or 24% from a year ago, and was our second year in a row with revenue growing over 20%. We saw growth in 2011 in both our client business and our data center business. Our client business is benefiting as rising incomes increase the affordability of PCs in emerging markets. Our data center business is benefiting as the increasing number of devices that compute and connect to the Internet drives the build-out of the cloud infrastructure. Additionally, we completed the acquisitions of McAfee and the WLS business of Infineon in 2011, which combined contributed approximately $3.6 billion to our revenue growth. Our 2011 gross margin percentage was down 2.8 percentage points compared to 2010. The decline was primarily driven by the increase in start-up costs associated with 22nm factories as well as the impact of acquisitions. These declines were partially offset by growth in our platform business.

Our fourth quarter revenue of $13.9 billion was down $346 million from the third quarter of 2011. The floods in Thailand and the resulting hard disk drive supply shortage negatively impacted our fourth quarter revenue as our customers reduced inventories across the supply chain. We expect the shortage of hard disk drives to continue to impact our business in the first quarter of 2012. Compared to the third quarter of 2011, our fourth quarter gross margin was up 1.1 percentage points as a result of lower manufacturing costs (platform unit costs and other cost of sales), partially offset by higher platform write-offs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our strong financial performance during 2011 has allowed us to make significant investments in our business as well as increase the return of cash to our stockholders through common stock repurchases and dividends. For 2011, we generated a record $21.0 billion of cash from operations and ended the quarter with an investment portfolio of $14.8 billion, consisting of cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets. During 2011, we issued $5.0 billion of senior unsecured notes, primarily to repurchase shares of our common stock; repurchased $14.1 billion of common stock through our common stock repurchase program; purchased $10.8 billion in capital assets; spent $8.7 billion on acquisitions; and returned $4.1 billion to stockholders through dividends. In January 2012, the Board of Directors declared a cash dividend of $0.21 per common share for the first quarter of 2012.

Looking ahead to 2012, we believe that the emerging market, the data center, and enterprise trends that drove our revenue in 2011 will continue to drive our business in 2012. In addition, we have a strong product and technology pipeline coming to market with the ramp of Ultrabook systems with the launch of our 22nm process technology microprocessors (code named “Ivy Bridge”), the launch of our new server platform (code named “Romley”), security, and Intel processor-powered smartphones and tablets. For 2012, we are also forecasting a gross margin increase of 1.5 percentage points, to 64%. We expect lower start-up costs, no impact from the Intel® 6 Series Express Chipset design issue, and higher platform revenue. These increases to gross margin are expected to be partially offset by higher platform unit costs as we ramp Ivy Bridge. We are forecasting an increase in our investment in R&D of approximately $1.8 billion as we make incremental investment in technologies for Ultrabook systems, data centers, smartphones, and tablets. Additionally, we are making investments in core capabilities such as security, SoCs, and extending our process technology leadership. We are forecasting an increase in capital spending to $12.5 billion, which is $1.7 billion higher than in 2011, as we build the world’s first high-volume manufacturing factories for 14nm process technology. We believe that this continued investment will allow our process technology and manufacturing advantage to continue to extend in 2012, enabling a leadership product portfolio.

Our Business Outlook for 2012 includes our current expectations for revenue, gross margin percentage, spending, and capital expenditures. We will keep our most current Business Outlook publicly available on our Investor Relations web site at www.intc.com. This Business Outlook is not incorporated by reference into this Form 10-K. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in Business Outlook or in this Form 10-K. The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in Business Outlook and forward-looking statements in this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

The forward-looking statements in Business Outlook will be effective through the close of business on March 16, 2012 unless updated earlier. From the close of business on March 16, 2012 until our quarterly earnings release is published, presently scheduled for April 17, 2012, we will observe a “quiet period.” During the quiet period, Business Outlook and other forward-looking statements first published in our Form 8-K filed on January 19, 2012, and other forward-looking statements disclosed in the company’s news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-K, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•	the valuation of non-marketable equity investments and the determination of other-than-temporary impairments, which impact gains (losses) on equity investments, net when we record impairments;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-Marketable Equity Investments

We regularly invest in non-marketable equity instruments of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The carrying value of our non-marketable equity investment portfolio, excluding equity derivatives, totaled $2.8 billion as of December 31, 2011 ($2.6 billion as of December 25, 2010). Approximately half of this balance as of December 31, 2011 was concentrated in companies in the flash memory market segment. Our flash memory market segment investments include our investment in IMFT and IMFS of $1.3 billion ($1.5 billion as of December 25, 2010). For additional information, see “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

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

We determine the fair value of our non-marketable equity investments portfolio quarterly for disclosure purposes; however, the investments are recorded at fair value only if an impairment charge is recognized. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies, such as projected revenue, earnings, and comparable performance multiples. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which may include one or multiple discounted cash flow scenarios and requires the following significant estimates for the investee: revenue; expenses, capital spending, and other costs; and discount rates based on the risk profile of comparable companies. Estimates of revenue, expenses, capital spending, and other costs are developed using available market, historical, and forecast data. The valuation of our non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structures, the terms of the investees’ issued interests, and the lack of marketability of the investments.

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

If the fair value of an investment is below our carrying value, we determine if the investment is other-than-temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal. If the investment is considered to be other-than-temporarily impaired, we write down the investment to its fair value. Impairments of non-marketable equity investments were $63 million in 2011. Over the past 12 quarters, including the fourth quarter of 2011, impairments of non-marketable equity investments ranged from $8 million to $79 million per quarter.

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

Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our semiconductor manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific semiconductor manufacturing tools and building improvements. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. Over the past 12 quarters, including the fourth quarter of 2011, impairments and accelerated depreciation of property, plant and equipment ranged from $10 million to $75 million per quarter.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is allocated to our reporting units based on relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in “Note 30: Operating Segment and Geographic Information” in Part II, Item 8 of this Form 10-K.

We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.

For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, we determine that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses a weighting of both the income and market methods to estimate the reporting unit’s fair value. The income method is based on a discounted future cash flow approach that uses the following reporting unit estimates: revenue, based on assumed market segment growth rates and Intel’s assumed market segment share; estimated costs; and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share, and costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine long-range planning process. The same estimates are also used in planning for our long-term manufacturing and assembly and test capacity needs as part of our capital budgeting process, and for both long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. The market method is based on financial multiples of comparable companies and applies a control premium. The reporting unit’s carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the fourth quarter of each of the prior three fiscal years, we completed our annual impairment assessments, and impairment tests when necessary, and concluded that goodwill was not impaired in any of these years.

Identified Intangibles

We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. We review indefinite-lived intangible assets for impairment quarterly and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If it is determined that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. Based on our impairment reviews of our intangible assets, we recognized impairment charges of approximately $10 million in 2011 and no impairment charges in the prior two fiscal years.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2011, we had total work-in-process inventory of $1.7 billion and total finished goods inventory of $1.8 billion. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	000,000	000,000	000,000	000,000	000,000	000,000
	2011		2010		2009
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$53,999	100.0%	$43,623	100.0%	$35,127	100.0%
Cost of sales	20,242	37.5%	15,132	34.7%	15,566	44.3%

Gross margin	33,757	62.5%	28,491	65.3%	19,561	55.7%

Research and development	8,350	15.4%	6,576	15.1%	5,653	16.1%
Marketing, general and administrative	7,670	14.2%	6,309	14.5%	7,931	22.6%
Restructuring and asset impairment charges	—	—%	—	—%	231	0.6%
Amortization of acquisition-related intangibles	260	0.5%	18	—%	35	0.1%

Operating income	17,477	32.4%	15,588	35.7%	5,711	16.3%
Gains (losses) on equity investments, net	112	0.2%	348	0.8%	(170)	(0.5)%
Interest and other, net	192	0.3%	109	0.3%	163	0.4%

Income before taxes	17,781	32.9%	16,045	36.8%	5,704	16.2%
Provision for taxes	4,839	8.9%	4,581	10.5%	1,335	3.8%

Net income	$12,942	24.0%	$11,464	26.3%	$4,369	12.4%

Diluted earnings per common share	$2.39		$2.01		$0.77

Geographic Breakdown of Revenue

Our net revenue for 2011, which included 53 weeks, increased $10.4 billion, or 24%, compared to 2010, which included 52 weeks. The increase was due to significantly higher platform (microprocessor and chipset) average selling prices and, to a lesser extent, slightly higher platform unit sales. Revenue from Intel Mobile Communications (formerly the WLS business of Infineon) and McAfee contributed $3.6 billion to 2011 revenue. Revenue in the Americas, Europe, Asia-Pacific, and Japan regions increased by 31%, 24%, 23%, and 13%, respectively, compared to 2010.

Our overall gross margin dollars for 2011 increased $5.3 billion, or 18%, compared to 2010. The increase was primarily due to significantly higher revenue from our existing business as well as our acquired business. The increase was partially offset by approximately $1.0 billion of higher start-up costs compared to 2010. The amortization of acquisition-related intangibles resulted in a $482 million reduction to our overall gross margin dollars in 2011, compared to $65 million in 2010, primarily due to the acquisitions of McAfee and the WLS business of Infineon.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our overall gross margin percentage decreased to 62.5% in 2011 from 65.3% in 2010. The decrease in gross margin percentage was primarily attributable to the gross margin percentage decrease in the PC Client Group and, to a lesser extent, the gross margin percentage decrease in the other Intel architecture operating segments. We derived a substantial majority of our overall gross margin dollars in 2011, and most of our overall gross margin dollars in 2010, from the sale of platforms in the PC Client Group and Data Center Group operating segments.

Our net revenue for 2010 increased $8.5 billion, or 24%, compared to 2009. The increase was due to significantly higher platform unit sales and, to a lesser extent, higher platform average selling prices. Revenue in the Japan, Asia-Pacific, Americas, and Europe regions increased by 31%, 29%, 21%, and 6%, respectively, compared to 2009.

Our overall gross margin dollars for 2010 increased $8.9 billion, or 46%, compared to 2009. The increase was primarily due to significantly higher revenue. To a lesser extent, excess capacity charges recorded in 2009 of $1.1 billion and lower platform unit costs contributed to the increase in gross margin dollars for 2010 compared to 2009. These increases were partially offset by charges recorded in the fourth quarter of 2010 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family. For further information, see “Note 20: Chipset Design Issue” in Part II, Item 8 of this Form 10-K.

Our overall gross margin percentage increased to 65.3% in 2010 from 55.7% in 2009. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group operating segment and, to a lesser extent, gross margin percentage increases in the Data Center Group, the other Intel architecture operating segments, and the Non-Volatile Memory Solutions Group. We derived most of our overall gross margin dollars in 2010 and 2009 from the sale of platforms in the PC Client Group and Data Center Group operating segments.

PC Client Group

The revenue and operating income for the PC Client Group (PCCG) for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Net revenue	$35,406	$30,327	$24,894
Operating income	$14,793	$12,971	$7,441

Net revenue for the PCCG operating segment increased by $5.1 billion, or 17%, in 2011 compared to 2010. Platforms within PCCG include those designed for the notebook and desktop computing market segments. The increase in revenue was due to higher notebook platform unit sales and higher notebook platform average selling prices. To a lesser extent, higher desktop platform average selling prices and slightly higher desktop platform unit sales also contributed to the increase.

Operating income increased by $1.8 billion in 2011 compared to 2010. The increase in operating income was primarily due to significantly higher revenue. The increase was partially offset by approximately $960 million of higher start-up costs. Higher operating expenses, platform unit costs, and inventory write-offs compared to 2010 also contributed to the offset.

For 2010, net revenue for the PCCG operating segment increased by $5.4 billion, or 22%, in 2010 compared to 2009. Significantly higher notebook platform unit sales were the primary driver for the increase in revenue. To a lesser extent, higher desktop platform unit sales and slightly higher notebook platform average selling prices also contributed to the increase.

Operating income increased by $5.5 billion in 2010 compared to 2009. The increase in operating income was primarily due to significantly higher revenue. During 2009, PCCG recognized approximately $1.0 billion of excess capacity charges. Additionally, lower platform unit costs in 2010 contributed to the increase in operating income. These impacts were partially offset by charges recorded in the fourth quarter of 2010 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset family. Additionally, operating expenses in 2010 were higher compared to 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Group

The revenue and operating income for the Data Center Group (DCG) for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Net revenue	$10,129	$8,693	$6,450
Operating income	$5,100	$4,388	$2,289

Net revenue for the DCG operating segment increased by $1.4 billion, or 17%, in 2011 compared to 2010. The increase in revenue was due to significantly higher server platform unit sales. To a lesser extent, slightly higher server platform average selling prices also contributed to the increase.

Operating income increased by $712 million in 2011 compared to 2010. The increase in operating income was primarily due to significantly higher revenue, partially offset by higher operating expenses compared to 2010.

For 2010, net revenue for the DCG operating segment increased by $2.2 billion, or 35%, in 2010 compared to 2009. The increase in revenue was primarily due to significantly higher server platform unit sales. To a lesser extent, higher server platform average selling prices also contributed to the increase.

Operating income increased by $2.1 billion in 2010 compared to 2009. The increase in operating income was due to significantly higher revenue and, to a lesser extent, lower platform unit costs.

Other Intel Architecture Operating Segments

The revenue and operating income (loss) for the other Intel architecture (Other IA) operating segments, including Intel Mobile Communications (IMC), the Intelligent Systems Group (ISG), the Netbook and Tablet Group (NTG), and the Ultra-Mobility Group (UMG), for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Net revenue	$5,005	$3,055	$2,683
Operating income (loss)	$(577)	$270	$(45)

Net revenue for the Other IA operating segments increased by $2.0 billion, or 64%, in 2011 compared to 2010. The increase was primarily due to IMC revenue, an operating segment formed from the acquisition of the WLS business of Infineon in the first quarter of 2011. To a lesser extent, significantly higher embedded platform unit sales within ISG also contributed to the increase. These increases were partially offset by significantly lower netbook platform unit sales within NTG.

Operating results for the Other IA operating segments decreased by $847 million from an operating income of $270 million in 2010 to an operating loss of $577 million in 2011. The decline in operating results was primarily due to higher operating expenses within each of the Other IA operating segments, partially offset by higher revenue.

For 2010, net revenue for the Other IA operating segments increased by $372 million, or 14%, in 2010 compared to 2009. The increase was due to significantly higher embedded platform unit sales within ISG.

Operating results for the Other IA operating segments increased by $315 million, from an operating loss of $45 million in 2009 to an operating income of $270 million in 2010. The increase in operating results was due to higher revenue and lower netbook platform unit costs within NTG. To a lesser extent, lower embedded platform unit costs within ISG also contributed to the increase. These increases were partially offset by higher operating expenses in NTG and ISG.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments

The revenue and operating income (loss) for the software and services operating segments, including McAfee, the Wind River Software Group, and the Software and Services Group, for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Net revenue	$1,870	$264	$115
Operating income (loss)	$(32)	$(175)	$(100)

Net revenue for the software and services operating segments increased by $1.6 billion in 2011 compared to 2010. The increase was due to revenue from McAfee, which was acquired during the first quarter of 2011. Due to the revaluation of McAfee’s historic deferred revenue to fair value, we excluded $204 million of revenue that would have been reported in 2011 if McAfee’s deferred revenue had not been written down due to the acquisition.

The operating loss for the software and services operating segments decreased by $143 million in 2011 compared to 2010. The decrease was due to higher revenue, partially offset by higher operating expense across each of the software and services operating segments. Due to the revaluation of McAfee’s historic deferred revenue to fair value at the time of acquisition, we excluded revenue and associated costs that would have increased operating results by $190 million in 2011.

For 2010, net revenue for the software and services operating segments increased by $149 million in 2010 compared to 2009. The increase was primarily due to significantly higher revenue from the Wind River Software Group. We acquired Wind River Systems, Inc. during the third quarter of 2009.

The operating loss for the software and services operating segments increased by $75 million in 2010 compared to 2009. The increase in operating losses was due to higher operating expenses, partially offset by higher revenue within the Wind River Software Group.

Operating Expenses

Operating expenses for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Research and development	$8,350	$6,576	$5,653
Marketing, general and administrative	$7,670	$6,309	$7,931
Restructuring and asset impairment charges	$—	$—	$231
Amortization of acquisition-related intangibles	$260	$18	$35

Research and Development.  R&D spending increased by $1.8 billion, or 27%, in 2011 compared to 2010, and increased by $923 million, or 16%, in 2010 compared to 2009. The increase in 2011 compared to 2010 was primarily due to the expenses of McAfee and IMC, and higher compensation expenses based on an increase in employees. In addition, lower overall process development costs due to the transition to manufacturing start-up costs related to our 22nm process technology were mostly offset by higher process development costs due to R&D of our next-generation 14nm process technology. The increase in 2010 compared to 2009 was primarily due to higher profit-dependent compensation, an increase in employees, and higher process development costs as we transitioned from manufacturing start-up costs related to our 32nm process technology to R&D of our 22nm process technology.

Marketing, General and Administrative.  Marketing, general and administrative expenses increased $1.4 billion, or 22%, in 2011 compared to 2010, and decreased $1.6 billion, or 20%, in 2010 compared to 2009. The increase in 2011 compared to 2010 was primarily due to the expenses of McAfee and IMC, higher compensation expenses based on an increase in employees, and higher advertising expenses (including cooperative advertising expenses). The decrease in 2010 compared to 2009 was due to the 2009 charge of $1.447 billion incurred as a result of the fine imposed by the European Commission (EC) and the $1.25 billion payment to AMD in 2009 as part of a settlement agreement. These decreases were partially offset by higher advertising expenses (including cooperative advertising expenses), higher profit-dependent compensation, and, to a lesser extent, expenses related to our Wind River Software Group operating segment and an expense of $100 million recognized during the fourth quarter of 2010 due to a patent cross-license agreement that we entered into with NVIDIA in January 2011 (see “Note 17: Identified Intangible Assets” in Part II, Item 8 of this Form 10-K).

R&D, combined with marketing, general and administrative expenses, were 30% of net revenue in 2011 and 2010, and 39% of net revenue in 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Asset Impairment Charges.  The following table summarizes restructuring and asset impairment charges by plan for the three years ended December 31, 2011:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
2009 restructuring program	$—	$—	$215
2006 efficiency program	—	—	16

Total restructuring and asset impairment charges	$—	$—	$231

The 2009 restructuring included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. The 2006 efficiency program was designed to improve operational efficiency and financial results. Both programs are complete.

Amortization of Acquisition-Related Intangibles.  The increase of $242 million was primarily due to the amortization of intangibles related to the acquisitions of McAfee and the WLS business of Infineon, both completed in the first quarter of 2011. For further information, see “Note 14: Acquisitions” and “Note 17: Identified Intangible Assets” in Part II, Item 8 of this Form 10-K.

Share-Based Compensation

Share-based compensation totaled $1.1 billion in 2011 ($917 million in 2010 and $889 million in 2009). Share-based compensation was included in cost of sales and operating expenses.

As of December 31, 2011, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	000,000	000,000
(Dollars in Millions)	Unrecognized Share-Based Compensation Costs	Weighted Average Period
Stock options	$161	1.0 years
Restricted stock units	$1,275	1.2 years

As of December 31, 2011, there was $13 million in unrecognized share-based compensation costs related to rights to acquire common stock under our stock purchase plan, and we expect to recognize those costs over a period of approximately one and a half months.

Gains (Losses) on Equity Investments and Interest and Other

Gains (losses) on equity investments, net and interest and other, net for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Gains (losses) on equity investments, net	$112	$348	$(170)
Interest and other, net	$192	$109	$163

Net gains on equity investments were lower in 2011 compared to 2010. We recognized lower gains on sales, higher equity method losses, and lower gains on third-party merger transactions in 2011 compared to 2010. We recognized a net gain on equity investments in 2010 compared to a net loss in 2009. In 2010, we recognized higher gains on sales, higher gains on third-party merger transactions, lower impairment charges, and lower equity method losses compared to 2009.

Net gains on equity investments for 2011 included a gain of $150 million on the sale of shares in VMware, Inc. During 2010, we recognized a gain of $181 million on the initial public offering of SMART Technologies, Inc. and subsequent partial sale of our shares in the secondary offering. We also recognized a gain of $91 million on the sale of our ownership interest in Numonyx B.V., and a gain of $67 million on the sale of shares in Micron in 2010.

Net gains (losses) on equity investments also included our proportionate share of the income or loss from Clearwire Communications, LLC (Clearwire LLC) ($145 million loss in 2011, $116 million loss in 2010, and $27 million loss in 2009) and Numonyx ($42 million gain in 2010 and $31 million loss in 2009). The equity method losses recognized in 2011 reduced our carrying value in Clearwire LLC to zero. We do not expect to recognize additional equity method losses for Clearwire LLC in the future. For further information, see “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and other, net increased in 2011 compared to 2010, primarily due to a $164 million gain recognized upon formation of the Intel-GE Care Innovations, LLC joint venture during 2011. For further information, see “Note 11: Equity Method and Cost Method Investments,” in Part II, Item 8 of this Form 10-K. The gain was partially offset by the recognition of $41 million of interest expense in 2011 compared to zero in 2010 and lower interest income in 2011 compared to 2010 as a result of lower average investment balances. We recognized interest expense in 2011 due to the issuance of $5.0 billion aggregate principal of senior unsecured notes in the third quarter of 2011.

Interest and other, net was lower in 2010 compared to 2009 on lower interest income. Interest income was lower as a result of lower average interest rates, partially offset by higher average investment balances. The average interest rate earned during 2010 decreased by approximately 0.5 percentage points compared to 2009. In addition, lower fair value gains on our trading assets (zero in 2010 and $70 million in 2009) were partially offset by lower exchange rate losses (zero in 2010 and $40 million in 2009). Exchange rate losses in 2009 were due to euro exposure related to our euro-denominated liability for the EC fine of $1.447 billion in 2009. For further information on the EC fine, see “Note 29: Contingencies” in Part II, Item 8 of this Form 10-K.

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

	000,000	000,000	000,000
(Dollars in Millions)	2011	2010	2009
Income before taxes	$17,781	$16,045	$5,704
Provision for taxes	$4,839	$4,581	$1,335
Effective tax rate	27.2%	28.6%	23.4%

We generated a higher percentage of our profits from lower tax jurisdictions in 2011 compared to 2010, positively impacting our effective tax rate for 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

	000,000	000,000
(Dollars in Millions)	Dec. 31, 2011	Dec. 25, 2010
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$14,837	$21,497
Loans receivable and other long-term investments	$1,769	$3,876
Short-term and long-term debt	$7,331	$2,115
Debt as % of stockholders’ equity	16.0%	4.3%

Sources and Uses of Cash

(In Millions)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In summary, our cash flows were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Net cash provided by operating activities	$20,963	$16,692	$11,170
Net cash used for investing activities	(10,301)	(10,539)	(7,965)
Net cash used for financing activities	(11,100)	(4,642)	(2,568)
Effect of exchange rate fluctuations on cash and cash equivalents	5	—	—

Net increase (decrease) in cash and cash equivalents	$(433)	$1,511	$637

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

For 2011 compared to 2010, the $4.3 billion increase in cash provided by operating activities was due to adjustments for non-cash items and higher net income. The adjustments for non-cash items were higher for 2011 compared to 2010 primarily due to higher depreciation and amortization of intangibles, as well as increases in non-acquisition-related deferred tax liabilities as of December 31, 2011 compared to December 25, 2010. Income taxes paid, net of refunds, in 2011 compared to 2010 were $1.3 billion lower, largely due to the tax benefit of depreciating 100% of assets placed in service in the United States in 2011.

Changes in assets and liabilities as of December 31, 2011 compared to December 25, 2010 included the following:

•	Income taxes payable increased and income taxes receivable decreased due to timing of payments.
•	Accounts payable increased due to business growth as well as an increase in capital spending.
•	Accounts receivable increased due to higher revenue in the fourth quarter of 2011.

For 2011, our two largest customers accounted for 34% of our net revenue (38% in 2010 and 2009), with one of these customers accounting for 19% of our net revenue (21% in 2010 and 2009), and another customer accounting for 15% of our net revenue (17% in 2010 and 2009). These two largest customers accounted for 32% of our accounts receivable as of December 31, 2011 (44% as of December 25, 2010).

For 2010 compared to 2009, the $5.5 billion increase in cash provided by operating activities was due to higher net income, partially offset by adjustments for non-cash items. Income taxes paid, net of refunds, in 2010 compared to 2009 were $3.7 billion higher, primarily due to higher income before taxes in 2010.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, as well as cash used for acquisitions.

Cash used for investing activities decreased slightly in 2011 compared to 2010. A decrease due to net maturities and sales of available-for-sale investments in 2011, as compared to net purchases of available-for-sale investments in 2010, was offset by higher cash paid for acquisitions, of which the substantial majority was for our acquisition of McAfee in the first quarter of 2011, and an increase in capital expenditures as we build and equip our 22nm process technology manufacturing capacity. Our capital expenditures were $10.8 billion in 2011 ($5.2 billion in 2010 and $4.5 billion in 2009) due to expanding our network of fabrication facilities to include an additional large-scale fabrication facility as well as bringing our 22nm process technology manufacturing capacity online in 2011.

The increase in cash used for investing activities in 2010 compared to 2009 was primarily due to an increase in net purchases of available-for-sale investments and, to a lesser extent, higher capital expenditures. These increases were partially offset by a decrease in net purchases of trading assets and lower cash paid for acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the sale of shares through employee equity incentive plans.

The increase in cash used in financing activities in 2011 compared to 2010 was primarily due to higher repurchases of common stock under our authorized common stock repurchase program, partially offset by the issuance of long-term debt in 2011 and higher proceeds from the sale of shares through employee equity incentive plans. We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. This amount includes $20 billion of increases in the authorization limit approved by our Board of Directors in 2011. During 2011, we repurchased $14.1 billion of common stock under our authorized common stock repurchase program compared to $1.5 billion in 2010. As of December 31, 2011, $10.1 billion remained available for repurchase under the existing repurchase authorization limit. We base our level of common stock repurchases on internal cash management decisions, and this level may fluctuate. Proceeds from the sale of shares through employee equity incentive plans totaled $2.0 billion in 2011 compared to $587 million in 2010. Our total dividend payments were $4.1 billion in 2011 compared to $3.5 billion in 2010 as a result of increases in quarterly cash dividends per common share. We have paid a cash dividend in each of the past 77 quarters. In January 2012, our Board of Directors declared a cash dividend of $0.21 per common share for the first quarter of 2012. The dividend is payable on March 1, 2012 to stockholders of record on February 7, 2012.

The increase in cash used in financing activities in 2010 compared to 2009 was due to the issuance of long-term debt in 2009.

Liquidity

Cash generated by operations is our primary source of liquidity. We maintain a diverse portfolio that we continuously analyze based on issuer, industry, and country. As of December 31, 2011, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $14.8 billion ($21.5 billion as of

December 25, 2010). In addition to the $14.8 billion, we have $1.8 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a majority of the issuers are rated AA-/Aa3 or better. As certain countries in Europe are experiencing economic uncertainty, we continue to monitor the credit quality of our European sovereign and non-sovereign debt investments. The credit quality of our investment portfolio within the European region remains high, with substantially all of our sovereign debt investments with AA-/Aa3 or better rated issuers, and most of the non-sovereign debt issuers rated A/A2 or better. As of December 31, 2011, our total investments located in Spain, Italy, Ireland, Greece, and Portugal were approximately $50 million, all of which matures in 2012. We have $1 million in unrealized losses related to these investments. These countries have experienced significant economic uncertainty and credit downgrades, so we will only make investments in these countries in the future if their risk profile meets our investment objectives.

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2011 were $1.4 billion, and $200 million of commercial paper remained outstanding as of December 31, 2011. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 31, 2011. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities. In the third quarter of 2011, we utilized this shelf registration statement and issued $5.0 billion aggregate principal of senior unsecured notes. These notes were issued primarily to repurchase shares of our common stock pursuant to our common stock repurchase program, and for general corporate purposes. For further information on the terms of the notes, see “Note 21: Borrowings” in Part II, Item 8 of this Form 10-K.

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

Marketable Debt Instruments

As of December 31, 2011, our assets measured and recorded at fair value on a recurring basis included $15.1 billion of marketable debt instruments. Of these instruments, $6.1 billion was classified as Level 1, $8.7 billion as Level 2, and $218 million as Level 3.

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

Of the $8.7 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 60% of the balance was classified as Level 2 due to the use of a discounted cash flow model and approximately 40% due to the use of non-binding market consensus prices that were corroborated with observable market data.

Our marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 3 were classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate our fair value measurements using non-binding market consensus prices and non-binding broker quotes from a second source.

Loans Receivable

As of December 31, 2011, our assets measured and recorded at fair value on a recurring basis included $748 million of loans receivable. All of these securities were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.

Marketable Equity Securities

As of December 31, 2011, our assets measured and recorded at fair value on a recurring basis included $562 million of marketable equity securities. Most of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2011:

	000,000	000,000	000,000	000,000	000,000
	Payments Due by Period
(In Millions)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$707	$183	$254	$134	$136
Capital purchase obligations[1]	4,652	4,605	47	—	—
Other purchase obligations and commitments[2]	1,001	633	309	55	4
Long-term debt obligations[3]	14,822	292	572	2,072	11,886
Other long-term liabilities[4,5]	1,954	609	702	534	109

Total[6]	$23,136	$6,322	$1,884	$2,795	$12,135

[1]

Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of December 31, 2011, as we had not yet received the related goods or taken title to the property.

[2]

Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase goods or services, as well as payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies.

[3]

Amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any future settlement of convertible debt would impact our cash payments.

[4]

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $165 million of long-term income taxes payable has been excluded from the preceding table. However, long-term income taxes payable, recorded on our consolidated balance sheet, included these uncertain tax positions, reduced by the associated federal deduction for state taxes and U.S. tax credits arising from non-U.S. income taxes.

[5]

Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheet, including the short-term portion of these long-term liabilities. Expected required contributions to our U.S. and non-U.S. pension plans and other postretirement benefit plans of $65 million to be made during 2012 are also included; however, funding projections beyond 2012 are not practical to estimate.

[6]

Total excludes contractual obligations already recorded on our consolidated balance sheet as current liabilities except for the short-term portions of long-term debt obligations and other long-term liabilities.

Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding on Intel and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The obligation to pay the relevant taxing authority is not included in the preceding table, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.

Contractual obligations with regard to our investment in IMFT/IMFS are not included in the preceding table. We are currently committed to purchasing 49% of IMFT’s and 22% of IMFS’s production output and production-related services. We also have several agreements with Micron related to IP, and R&D funding related to non-volatile memory manufacturing. The obligation to purchase our proportion of

IMFT/IMFS’s inventory was approximately $125 million as of December 31, 2011. For further information, see “Note 11: Equity Method and Cost Method Investments” in Part II, Item 8 of this Form 10-K.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative financial instruments primarily to manage currency exchange rate and interest rate risk, and, to a lesser extent, equity market risk. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of December 31, 2011 and December 25, 2010. Actual results may differ materially.

Currency Exchange Rates

In general, we economically hedge currency risks of non-U.S.-dollar-denominated investments in debt instruments and loans receivable with currency forward contracts or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in an insignificant net exposure to loss.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases is incurred in or exposed to other currencies, primarily the Japanese yen, the euro, the Israeli shekel, and the Chinese yuan. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We generally utilize currency forward contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. For further information, see “Risk Factors” in Part I, Item 1A of this Form 10-K. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a weighted average adverse change of 20% in currency exchange rates could be experienced in the near term. Such an adverse change, after taking into account balance sheet hedges only and offsetting recorded monetary asset and liability positions, would have resulted in an adverse impact on income before taxes of less than $40 million as of December 31, 2011 (less than $35 million as of December 25, 2010).

Interest Rates

We generally hedge interest rate risks of fixed-rate debt instruments with interest rate swaps. Gains and losses on these investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in an insignificant net exposure to interest rate loss.

We are exposed to interest rate risk related to our investment portfolio and indebtedness. Our indebtedness includes our debt issuances and the liability associated with a long-term patent cross-license agreement with NVIDIA. For further information, see “Note 17: Identified Intangible Assets” in Part II, Item 8 of this Form 10-K. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields, which generally track the U.S.-dollar three-month LIBOR. A hypothetical decrease in interest rates of 1.0% would have resulted in an increase in the fair value of our indebtedness of approximately $900 million as of December 31, 2011 (an increase of approximately $250 million as of December 25, 2010). The significant increase from December 25, 2010 is primarily driven by the inclusion of the $5.0 billion of senior unsecured notes issued in the third quarter of 2011. A hypothetical decrease in interest rates of up to 1.0%, after taking into account investment hedges, would have resulted in an increase in the fair value of our investment portfolio of approximately $20 million as of December 31, 2011 (an increase of approximately $15 million as of December 25, 2010). The fluctuations in fair value of our investment portfolio and indebtedness reflect only the direct impact of the change in interest rates. Other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a significantly higher decline in the fair value of our net investment position. For further information on how credit risk is factored into the valuation of our investment portfolio and debt issuances, see “Note 5: Fair Value” in Part II, Item 8 of this Form 10-K.

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

As of December 31, 2011, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $585 million ($1.5 billion as of December 25, 2010). Our marketable equity investment in Imagination Technologies Group PLC was carried at a total fair market value of $327 million, or 56% of our marketable equity portfolio, as of December 31, 2011. Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 45% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $265 million, based on the value as of December 31, 2011 (a decrease in value of approximately $365 million, based on the value as of December 25, 2010 using an assumed loss of 40%).

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.1 billion as of December 31, 2011 ($872 million as of December 25, 2010). As of December 31, 2011, the carrying amount of our non-marketable equity method investments was $1.6 billion ($1.8 billion as of December 25, 2010). Approximately half of the total non-marketable equity investments balance as of December 31, 2011 was concentrated in our IMFT/IMFS investment of $1.3 billion ($1.5 billion as of December 25, 2010).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	000,000	000,000	000,000
Three Years Ended December 31, 2011 (In Millions, Except Per Share Amounts)	2011	2010	2009
Net revenue	$53,999	$43,623	$35,127
Cost of sales	20,242	15,132	15,566

Gross margin	33,757	28,491	19,561

Research and development	8,350	6,576	5,653
Marketing, general and administrative	7,670	6,309	7,931
Restructuring and asset impairment charges	—	—	231
Amortization of acquisition-related intangibles	260	18	35

Operating expenses	16,280	12,903	13,850

Operating income	17,477	15,588	5,711
Gains (losses) on equity investments, net	112	348	(170)
Interest and other, net	192	109	163

Income before taxes	17,781	16,045	5,704
Provision for taxes	4,839	4,581	1,335

Net income	$12,942	$11,464	$4,369

Basic earnings per common share	$2.46	$2.06	$0.79

Diluted earnings per common share	$2.39	$2.01	$0.77

Weighted average common shares outstanding:
Basic	5,256	5,555	5,557

Diluted	5,411	5,696	5,645

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	000,000	000,000
December 31, 2011 and December 25, 2010 (In Millions, Except Par Value)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$5,065	$5,498
Short-term investments	5,181	11,294
Trading assets	4,591	5,093
Accounts receivable, net of allowance for doubtful accounts of $36 ($28 in 2010)	3,650	2,867
Inventories	4,096	3,757
Deferred tax assets	1,700	1,488
Other current assets	1,589	1,614

Total current assets	25,872	31,611

Property, plant and equipment, net	23,627	17,899
Marketable equity securities	562	1,008
Other long-term investments	889	3,026
Goodwill	9,254	4,531
Identified intangible assets, net	6,267	860
Other long-term assets	4,648	4,251

Total assets	$71,119	$63,186

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$247	$38
Accounts payable	2,956	2,290
Accrued compensation and benefits	2,948	2,888
Accrued advertising	1,134	1,007
Deferred income	1,929	747
Other accrued liabilities	2,814	2,357

Total current liabilities	12,028	9,327

Long-term debt	7,084	2,077
Long-term deferred tax liabilities	2,617	926
Other long-term liabilities	3,479	1,426
Commitments and contingencies (Notes 23 and 29)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50 shares authorized; none issued	—	—
Common stock, $0.001 par value, 10,000 shares authorized; 5,000 issued and outstanding (5,581 issued and 5,511 outstanding in 2010) and capital in excess of par value	17,036	16,178
Accumulated other comprehensive income (loss)	(781)	333
Retained earnings	29,656	32,919

Total stockholders’ equity	45,911	49,430

Total liabilities and stockholders’ equity	$71,119	$63,186

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	000,000	000,000	000,000
Three Years Ended December 31, 2011 (In Millions)	2011	2010	2009
Cash and cash equivalents, beginning of year	$5,498	$3,987	$3,350

Cash flows provided by (used for) operating activities:
Net income	12,942	11,464	4,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,141	4,398	4,744
Share-based compensation	1,053	917	889
Restructuring, asset impairment, and net loss on retirement of assets	96	67	368
Excess tax benefit from share-based payment arrangements	(37)	(65)	(9)
Amortization of intangibles	923	240	308
(Gains) losses on equity investments, net	(112)	(348)	170
(Gains) losses on divestitures	(164)	—	—
Deferred taxes	790	(46)	271
Changes in assets and liabilities:
Trading assets	—	—	299
Accounts receivable	(678)	(584)	(535)
Inventories	(243)	(806)	796
Accounts payable	596	407	(506)
Accrued compensation and benefits	(95)	161	247
Income taxes payable and receivable	660	53	110
Other assets and liabilities	91	834	(351)

Total adjustments	8,021	5,228	6,801

Net cash provided by operating activities	20,963	16,692	11,170

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(10,764)	(5,207)	(4,515)
Acquisitions, net of cash acquired	(8,721)	(218)	(853)
Purchases of available-for-sale investments	(11,230)	(17,675)	(8,655)
Sales of available-for-sale investments	9,076	506	220
Maturities of available-for-sale investments	11,029	12,627	7,536
Purchases of trading assets	(11,314)	(8,944)	(4,186)
Maturities and sales of trading assets	11,771	8,846	2,543
Origination of loans receivable	(206)	(498)	(343)
Collection of loans receivable	134	—	—
Investments in non-marketable equity investments	(693)	(393)	(250)
Return of equity method investments	263	199	449
Proceeds from divestitures	50	—	—
Other investing	304	218	89

Net cash used for investing activities	(10,301)	(10,539)	(7,965)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	209	23	(87)
Proceeds from government grants	124	79	—
Excess tax benefit from share-based payment arrangements	37	65	9
Issuance of long-term debt	4,962	—	1,980
Repayment of debt	—	(157)	—
Proceeds from sales of shares through employee equity incentive plans	2,045	587	400
Repurchase of common stock	(14,340)	(1,736)	(1,762)
Payment of dividends to stockholders	(4,127)	(3,503)	(3,108)
Other financing	(10)	—	—

Net cash used for financing activities	(11,100)	(4,642)	(2,568)

Effect of exchange rate fluctuations on cash and cash equivalents	5	—	—

Net increase (decrease) in cash and cash equivalents	(433)	1,511	637

Cash and cash equivalents, end of year	$5,065	$5,498	$3,987

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$—	$—	$4
Income taxes, net of refunds	$3,338	$4,627	$943

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	000,000	000,000	000,000	000,000	000,000
	Common Stock and Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Three Years Ended December 31, 2011 (In Millions, Except Per Share Amounts)	Number of Shares	Amount
Balance as of December 27, 2008	5,562	$13,402	$(393)	$26,537	$39,546
Components of comprehensive income, net of tax:
Net income	—	—	—	4,369	4,369
Other comprehensive income (loss)	—	—	786	—	786

Total comprehensive income					5,155

Proceeds from sales of shares through employee equity incentive plans, net tax deficiency, and other	55	381	—	—	381
Issuance of convertible debt	—	603	—	—	603
Share-based compensation	—	889	—	—	889
Repurchase of common stock	(94)	(282)	—	(1,480)	(1,762)
Cash dividends declared ($0.56 per common share)	—	—	—	(3,108)	(3,108)

Balance as of December 26, 2009	5,523	14,993	393	26,318	41,704
Components of comprehensive income, net of tax:
Net income	—	—	—	11,464	11,464
Other comprehensive income (loss)	—	—	(60)	—	(60)

Total comprehensive income					11,404

Proceeds from sales of shares through employee equity incentive plans, net excess tax benefit, and other	68	644	—	—	644
Share-based compensation	—	917	—	—	917
Repurchase of common stock	(80)	(376)	—	(1,360)	(1,736)
Cash dividends declared ($0.63 per common share)	—	—	—	(3,503)	(3,503)

Balance as of December 25, 2010	5,511	16,178	333	32,919	49,430
Components of comprehensive income, net of tax:
Net income	—	—	—	12,942	12,942
Other comprehensive income (loss)	—	—	(1,114)	—	(1,114)

Total comprehensive income					11,828

Proceeds from sales of shares through employee equity incentive plans, net excess tax deficiency, and other	142	2,019	—	—	2,019
Assumption of equity awards in connection with acquisitions	—	48	—	—	48
Share-based compensation	—	1,053	—	—	1,053
Repurchase of common stock	(653)	(2,262)	—	(12,078)	(14,340)
Cash dividends declared ($0.7824 per common share)	—	—	—	(4,127)	(4,127)

Balance as of December 31, 2011	5,000	$17,036	$(781)	$29,656	$45,911

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2011 was a 53-week year. Fiscal years 2010 and 2009 were 52-week years. Our consolidated financial statements include the accounts of Intel Corporation and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee.

In the first quarter of 2011, we completed the acquisition of McAfee, Inc. For further information, see “Note 14: Acquisitions.” Certain of the operations acquired from McAfee have a functional currency other than the U.S. dollar. As a result, translation adjustments have been recorded through accumulated other comprehensive income (loss) beginning in 2011. Prior to the acquisition of McAfee, the U.S. dollar was the functional currency for Intel and all of our subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income (loss) for fiscal years 2010 and 2009.

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

For further discussion of fair value, see “Note 5: Fair Value” and “Note 22: Retirement Benefit Plans.”

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Assets

Marketable debt instruments are generally designated as trading assets when the interest rate or foreign exchange rate risk is economically hedged at inception with a related derivative instrument or when the marketable debt instrument is used to economically hedge foreign exchange rate risk from the remeasurement of intercompany loans. Investments designated as trading assets are reported at fair value. The gains or losses of these investments arising from changes in fair value due to interest rate and currency market fluctuations and credit market volatility, offset by losses or gains on the related derivative instruments and intercompany loans, are recorded in interest and other, net. We also designate certain floating-rate securitized financial instruments, primarily asset-backed securities, as trading assets.

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

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss), except as noted in the “Other-Than-Temporary Impairment” section below. We determine the cost of the investment sold based on an average cost basis at the individual security level. Our available-for-sale investments include:

•

Marketable debt instruments when the interest rate and foreign currency risks are not hedged at inception of the investment or when our criteria for designation as trading assets are not met. We generally hold these debt instruments to generate a return commensurate with the U.S.-dollar three-month LIBOR. We record the interest income and realized gains and losses on the sale of these instruments in interest and other, net.

•

Marketable equity securities when there are barriers to mitigating equity market risk through the sale or use of derivative instruments at the time of original classification and there is no plan to sell the investment at the time of original classification. We acquire these equity investments for the promotion of business and strategic objectives. To the extent that these investments continue to have strategic value, we typically do not attempt to reduce or eliminate the equity market risks through hedging activities. We record the realized gains or losses on the sale or exchange of marketable equity securities in gains (losses) on equity investments, net.

Non-Marketable and Other Equity Investments

Our non-marketable equity and other equity investments are included in other long-term assets. We account for non-marketable equity and other equity investments for which we do not have control over the investee as:

•

Equity method investments when we have the ability to exercise significant influence, but not control, over the investee. Our proportionate share of the income or loss is recognized on a one-quarter lag and is recorded in gains (losses) on equity investments, net. Equity method investments include marketable and non-marketable investments.

•

Non-marketable cost method investments when the equity method does not apply. We record the realized gains or losses on the sale of non-marketable cost method investments in gains (losses) on equity investments, net.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other-Than-Temporary Impairment

Our available-for-sale investments and non-marketable and other equity investments are subject to a periodic impairment review. Investments are considered impaired when the fair value is below the investment’s adjusted cost basis. Impairments affect earnings as follows:

•

Marketable debt instruments when the fair value is below amortized cost and we intend to sell the instrument, it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). When we do not expect to recover the entire amortized cost basis of the instrument, other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in interest and other, net, and amounts related to all other factors, which are recognized in other comprehensive income (loss).

•

Marketable equity securities based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery in value in the foreseeable future. We also consider specific adverse conditions related to the financial health of, and business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. We record other-than-temporary impairment charges on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net.

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

We record other-than-temporary impairment charges for non-marketable cost method investments and equity method investments in gains (losses) on equity investments, net.

Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate and interest rate risk, and, to a lesser extent, equity market risk and commodity price risk. Our derivative financial instruments are recorded at fair value and are included in other current assets, other long-term assets, other accrued liabilities, or other long-term liabilities.

Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as a cash flow hedge. A designated hedge of the exposure to variability in the future foreign currency equivalent cash flows of a forecasted transaction is referred to as a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction. Derivatives that we designate as cash flow hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.

We recognize gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes in the line item on the consolidated statements of income most closely associated with the related exposures, primarily in interest and other, net and gains (losses) on equity investments, net. As part of our strategic investment program, we also acquire equity derivative instruments, such as equity conversion rights associated with debt instruments, that we do not designate as hedging instruments. We recognize the gains or losses from changes in fair values of these equity derivative instruments in gains (losses) on equity investments, net. Gains and losses from derivatives not designated as hedges are classified in the consolidated statements of cash flows within cash flows from operating activities.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Measurement of Effectiveness

•

Effectiveness for forwards is generally measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the forecasted cash flows of the hedged item. For currency forward contracts used in cash flow hedging strategies related to capital purchases, forward points are excluded, and effectiveness is measured using spot rates to value both the hedge contract and the hedged item. For currency forward contracts used in cash flow hedging strategies related to operating expenditures, forward points are included and effectiveness is measured using forward rates to value both the hedge contract and the hedged item.

•

Effectiveness for options is generally measured by comparing the cumulative change in the intrinsic value of the hedge contract with the cumulative change in the intrinsic value of an option instrument representing the hedged risks in the hedged item. Time value is excluded and effectiveness is measured using spot rates to value both the hedge contract and the hedged item.

•

Effectiveness for interest rate swaps and commodity swaps is generally measured by comparing the cumulative change in fair value of the swap with the cumulative change in the fair value of the hedged item.

If a cash flow hedge is discontinued because it is no longer probable that the original hedged transaction will occur as previously anticipated, the cumulative unrealized gain or loss on the related derivative is reclassified from accumulated other comprehensive income (loss) into earnings. Subsequent gains or losses on the related derivative instrument are recognized in interest and other, net in each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Ineffective portions of cash flow hedges, as well as amounts excluded from the assessment of effectiveness, are recognized in earnings in interest and other, net. For further discussion of our derivative instruments and risk management programs, see “Note 8: Derivative Financial Instruments.”

Securities Lending

We may enter into securities lending agreements with financial institutions, generally to facilitate hedging and certain investment transactions. Selected securities may be loaned, secured by collateral in the form of cash or securities. The loaned securities continue to be carried as investment assets on our consolidated balance sheets. Cash and cash equivalent collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by other securities, we do not record the collateral as an asset or a liability, unless the collateral is repledged.

Loans Receivable

We make loans to third parties that are classified within other current assets or other long-term assets. We may elect the fair value option for loans when the interest rate or foreign exchange rate risk is economically hedged at inception with a related derivative instrument. We record the gains or losses on these loans arising from changes in fair value due to interest rate, currency, and counterparty credit changes, mostly offset by losses or gains on the related derivative instruments, in interest and other, net. Loans that are denominated in U.S. dollars and have a floating-rate coupon are carried at amortized cost. We measure interest income for all loans receivable using the interest method, which is based on the effective yield of the loans rather than the stated coupon rate. For further discussion of our loans receivable, see “Note 5: Fair Value.”

Inventories

We compute inventory cost on a currently adjusted standard basis (which approximates actual cost on an average or first-in, first-out basis). Inventories at year-ends were as follows:

	000,000	000,000
(In Millions)	2011	2010
Raw materials	$644	$471
Work in process	1,680	1,887
Finished goods	1,772	1,399

Total inventories	$4,096	$3,757

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment

Property, plant and equipment, net at year-ends was as follows:

	000,000	000,000
(In Millions)	2011	2010
Land and buildings	$17,883	$17,421
Machinery and equipment	34,351	30,421
Construction in progress	5,839	2,639

Total property, plant and equipment, gross	58,073	50,481
Less: accumulated depreciation	(34,446)	(32,582)

Total property, plant and equipment, net	$23,627	$17,899

We compute depreciation for financial reporting purposes using the straight-line method. Substantially all of our depreciable property, plant and equipment assets are depreciated over the following estimated useful lives: machinery and equipment, 2 to 4 years; buildings, 4 to 25 years.

We capitalize a substantial majority of interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and amortized over the estimated useful lives of the assets. We record capital-related government grants earned as a reduction to property, plant and equipment.

Goodwill

We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition, assigning the goodwill to our applicable reporting units based on the relative expected fair value provided by the acquisition. We perform a quarterly review of goodwill for indicators of impairment. During the fourth quarter of each year, we perform an impairment assessment for each reporting unit, and impairment tests using a fair value approach when necessary. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. For further discussion of goodwill, see “Note 16: Goodwill.”

Identified Intangible Assets

Licensed technology assets are generally amortized on a straight-line basis over the periods of benefit. We amortize all acquisition-related intangible assets that are subject to amortization over the estimated useful life based on economic benefit. Acquisition-related in-process research and development assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition and are initially classified as “other intangible assets” that are not subject to amortization. Assets related to projects that have been completed are transferred from “other intangible assets” to “acquisition-related developed technology,” and are subject to amortization, while assets related to projects that have been abandoned are impaired. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

The estimated useful life ranges for identified intangible assets that are subject to amortization as of December 31, 2011 are as follows:

000,000
Estimated Useful Life (In Years)
Acquisition-related developed technology	3–9
Acquisition-related customer relationships	2–8
Acquisition-related trade names	5–7
Licensed technology	5–17

We perform a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

For further discussion of identified intangible assets, see “Note 17: Identified Intangible Assets.”

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product Warranty

The vast majority of our products are sold with a limited warranty on product quality and a limited indemnification for customers against intellectual property rights (IP) infringement claims related to our products. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing, the short time typically between product shipment and the detection and correction of product failures, and the historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

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

Revenue from license agreements with our McAfee business generally includes service and support agreements for which the related revenue is deferred and recognized ratably over the performance period. Revenue derived from online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is recognized as services are performed or, if required, upon customer acceptance. For arrangements with multiple elements, including software licenses, maintenance, and/or services, revenue is allocated across the separately identified deliverables and may be recognized or deferred. When vendor-specific objective evidence (VSOE) does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Direct costs, such as costs related to revenue-sharing and royalty arrangements associated with license arrangements, as well as component costs associated with product revenue, are deferred and amortized over the same period that the related revenue is recognized.

Sales of software through our Wind River Software Group are made through term licenses that are generally 12 months in length, or perpetual licenses. Revenue is generally deferred and recognized ratably over the course of the license.

Advertising

Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. We accrue cooperative advertising obligations and record the costs at the same time that the related revenue is recognized. We record cooperative advertising costs as marketing, general and administrative expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the fair value of that advertising benefit received is determinable. We record any excess in cash paid over the fair value of the advertising benefit received as a reduction in revenue. Advertising costs, including direct marketing costs, recorded within marketing, general and administrative expenses were $2.1 billion in 2011 ($1.8 billion in 2010 and $1.4 billion in 2009).

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Accounting Changes

2011

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

In the fourth quarter of 2011, we adopted amended standards that simplify how entities test goodwill for impairment. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform goodwill impairment testing. The adoption of these amended standards did not have an impact on our consolidated financial statements.

2010

In the first quarter of 2010, we adopted new standards for determining whether to consolidate a variable interest entity. These new standards eliminated a mandatory quantitative approach in favor of a qualitative analysis, and require an ongoing reassessment. The adoption of these new standards did not impact our consolidated statements of income or balance sheets.

Note 4: Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for us beginning in the first quarter of 2012; early adoption of these standards is prohibited. We do not expect these new standards to significantly impact our consolidated financial statements.

In 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These new standards are effective for us beginning in the first quarter of 2012 and are to be applied retrospectively. These amended standards will impact the presentation of other comprehensive income but will not impact our financial position or results of operations.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Fair Value

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2011 and December 25, 2010:

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	December 31, 2011				December 25, 2010
	Fair Value Measured and Recorded at Reporting Date Using			Total	Fair Value Measured and Recorded at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	$—	$2,408	$—	$2,408	$—	$2,600	$—	$2,600
Government bonds	650	—	—	650	1,279	505	—	1,784
Bank deposits	—	795	—	795	—	560	—	560
Money market fund deposits	546	—	—	546	34	—	—	34
Short-term investments:
Government bonds	2,690	310	—	3,000	4,890	1,320	—	6,210
Commercial paper	—	1,409	—	1,409	—	2,712	—	2,712
Corporate bonds	120	428	28	576	121	1,378	1	1,500
Bank deposits	—	196	—	196	—	858	—	858
Asset-backed securities	—	—	—	—	—	—	14	14
Trading assets:
Government bonds	1,698	1,317	—	3,015	311	2,115	—	2,426
Corporate bonds	202	486	—	688	199	916	—	1,115
Commercial paper	—	305	—	305	—	488	—	488
Municipal bonds	—	284	—	284	—	375	—	375
Bank deposits	—	135	—	135	—	108	—	108
Asset-backed securities	—	—	115	115	—	—	190	190
Money market fund deposits	49	—	—	49	3	—	—	3
Marketable equity securities	—	—	—	—	388	—	—	388
Other current assets:
Derivative assets	—	159	7	166	—	330	—	330
Loans receivable	—	33	—	33	—	—	—	—
Marketable equity securities	522	40	—	562	785	223	—	1,008
Other long-term investments:
Government bonds	177	300	—	477	83	2,002	—	2,085
Corporate bonds	—	282	39	321	104	601	50	755
Bank deposits	—	55	—	55	—	133	—	133
Asset-backed securities	—	—	36	36	—	—	53	53
Other long-term assets:
Loans receivable	—	715	—	715	—	642	—	642
Derivative assets	—	34	29	63	—	19	31	50

Total assets measured and recorded at fair value	$6,654	$9,691	$254	$16,599	$8,197	$17,885	$339	$26,421

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$280	$8	$288	$—	$201	$7	$208
Long-term debt	—	—	131	131	—	—	128	128
Other long-term liabilities:
Derivative liabilities	—	27	—	27	—	47	—	47

Total liabilities measured and recorded at fair value	$—	$307	$139	$446	$—	$248	$135	$383

Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. Treasury securities, and U.S. agency securities.

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

Our marketable debt instruments that are classified as Level 3 are classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. When observable market data is not available, we corroborate our fair value measurements using non-binding market consensus prices and non-binding broker quotes from a second source.

The following tables present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2011 and 2010:

	000,000	000,000	000,000	000,000	000,000	000,000
	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
(In Millions)	Corporate Bonds	Asset- Backed Securities	Derivative Assets	Derivative Liabilities	Long-Term Debt	Total Gains (Losses)
Balance as of December 25, 2010	$51	$257	$31	$(7)	$(128)
Total gains or losses (realized and unrealized):
Included in earnings	(3)	(6)	2	(1)	(3)	(11)
Included in other comprehensive income (loss)	7	(2)	—	—	—	5
Purchases	24	13	6	—	—
Sales	—	(11)	—	—	—
Settlements and maturities	(12)	(100)	—	—	—
Transfers out of Level 3	—	—	(3)	—	—

Balance as of December 31, 2011	$67	$151	$36	$(8)	$(131)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of December 31, 2011	$(2)	$(2)	$2	$(1)	$(3)	$(6)

	000,000	000,000	000,000	000,000	000,000	000,000
	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
(In Millions)	Corporate Bonds	Asset- Backed Securities	Derivative Assets	Derivative Liabilities	Long-Term Debt	Total Gains (Losses)
Balance as of December 26, 2009	$369	$754	$31	$(65)	$(123)
Total gains or losses (realized and unrealized):
Included in earnings	(2)	6	(3)	(2)	(5)	(6)
Included in other comprehensive income (loss)	4	9	—	—	—	13
Purchases	6	—	7	—	—
Sales	(44)	(28)	(4)	—	—
Settlements and maturities	(75)	(484)	—	—	—
Transfers out of Level 3	(207)	—	—	60	—

Balance as of December 25, 2010	$51	$257	$31	$(7)	$(128)

Changes in unrealized gains or losses included in earnings related to assets and liabilities still held as of December 25, 2010	$—	$6	$(4)	$(1)	$(5)	$(4)

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

Fair Value Option for Financial Assets/Liabilities

We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of December 31, 2011, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. These loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. For all years presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies and were insignificant for all years presented. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.

We elected this fair value option for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. The 2007 Arizona bonds are included in long-term debt. As of December 31, 2011 and December 25, 2010, no other instruments were similar to the 2007 Arizona bonds for which we elected fair value treatment.

As of December 31, 2011, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds and the related total return swap are recorded in interest and other, net. We capitalize a portion of the interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets. The remaining interest associated with the 2007 Arizona bonds is recorded as interest expense in interest and other, net.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-marketable equity investments and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. During 2011, we recognized $62 million of impairment charges on non-marketable equity investments held as of December 31, 2011 ($121 million of impairment charges during 2010 for non-marketable equity investments held as of December 25, 2010 and $187 million of impairment charges during 2009 for non-marketable equity investments held as of December 26, 2009). The fair value of the non-marketable equity investments at the time of impairment was $69 million during the year ended December 31, 2011 ($128 million during the year ended December 25, 2010 and $211 million during the year ended December 26, 2009). All of these assets were categorized as Level 3 in the fair value hierarchy.

A portion of our non-marketable equity investments was measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We determine the fair value of our non-marketable equity investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenues and costs are developed using available market, historical, and forecast data. The valuation of these non-marketable equity investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, the terms of the investees’ issued interests, and the lack of marketability of the investments.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our non-marketable equity investments, marketable equity method investments, indebtedness carried at amortized cost, and cost method loans receivable quarterly for disclosure purposes; however, the assets are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis as of December 31, 2011 and December 25, 2010 were as follows:

	000,000	000,000	000,000	000,000
	2011		2010
(In Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-marketable equity investments	$2,759	$6,161	$2,633	$5,144
Marketable equity method investments	$39	$67	$31	$167
Loans receivable	$132	$132	$208	$208
Long-term debt	$6,953	$7,735	$1,949	$2,283
Short-term debt	$200	$200	$—	$—
NVIDIA Corporation cross-license agreement liability	$1,156	$1,174	$—	$—

As of December 31, 2011 and December 25, 2010, the unrealized loss position of our non-marketable equity investments was not significant.

Our marketable equity method investments are primarily made up of our ownership interest in SMART Technologies, Inc. The fair value of our ownership interest in our marketable equity method investments was based on the quoted closing stock prices as of December 31, 2011 and December 25, 2010.

The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $748 million as of December 31, 2011 ($642 million as of December 25, 2010). The carrying amount and fair value of long-term debt exclude long-term debt measured and recorded at a fair value of $131 million as of December 31, 2011 ($128 million as of December 25, 2010). Short-term debt includes our commercial paper outstanding as of December 31, 2011, and the carrying amount and fair value exclude drafts payable.

The fair value of our loans receivable is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The credit quality of our loans receivable remains high, with credit ratings of BBB+/Baa1 or better as of December 31, 2011. The fair value of our long-term debt is determined using third-party market prices and discounted cash flow models that take into consideration variables such as credit-rating changes and interest rate changes.

The NVIDIA Corporation cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. For further information on the payment terms and recognition of licensed technology intangible assets, see “Note 17: Identified Intangible Assets.” As of December 31, 2011, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data.

Note 6: Trading Assets

Trading assets outstanding as of December 31, 2011 and December 25, 2010 were as follows:

	000,000	000,000
(In Millions)	2011	2010
Marketable debt instruments	$4,591	$4,705
Marketable equity securities	—	388

Total trading assets	$4,591	$5,093

Net losses on marketable debt instruments classified as trading assets still held at the reporting date were $71 million in 2011 (net losses of $50 million in 2010 and net gains of $91 million in 2009). Net gains on the related derivatives and intercompany loans were $58 million in 2011 (net gains of $43 million and $18 million in 2010 and 2009, respectively).

Net losses on marketable equity securities classified as trading assets still held at the reporting date, excluding the impacts of the related derivatives, were $14 million in 2010.

In 2010, we sold our ownership in Numonyx B.V. to Micron Technology, Inc. The Micron common stock that we received in the transaction was classified as marketable equity securities within trading assets. During the second quarter of 2011, we sold our remaining shares in Micron.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Available-for-Sale Investments

Available-for-sale investments as of December 31, 2011 and December 25, 2010 were as follows:

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	2011				2010
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government bonds	$4,131	$—	$(4)	$4,127	$10,075	$9	$(5)	$10,079
Commercial paper	3,820	—	(3)	3,817	5,312	—	—	5,312
Bank deposits	1,046	1	(1)	1,046	1,550	1	—	1,551
Corporate bonds	892	14	(9)	897	2,250	9	(4)	2,255
Marketable equity securities	189	385	(12)	562	380	629	(1)	1,008
Money market fund deposits	546	—	—	546	34	—	—	34
Asset-backed securities	48	—	(12)	36	76	—	(9)	67

Total available-for-sale investments	$10,672	$400	$(41)	$11,031	$19,677	$648	$(19)	$20,306

In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as U.S. Treasury securities, non-U.S. government bonds, and U.S. agency securities as of December 31, 2011 and December 25, 2010. Bank deposits were primarily issued by institutions outside the U.S. as of December 31, 2011 and December 25, 2010.

The amortized cost and fair value of available-for-sale debt investments as of December 31, 2011, by contractual maturity, were as follows:

	000,000	000,000
(In Millions)	Cost	Fair Value
Due in 1 year or less	$9,033	$9,034
Due in 1–2 years	626	626
Due in 2–5 years	226	224
Due after 5 years	4	3
Instruments not due at a single maturity date	594	582

Total	$10,483	$10,469

Instruments not due at a single maturity date in the preceding table include asset-backed securities and money market fund deposits.

We sold available-for-sale investments for proceeds of $9.1 billion in 2011 ($475 million in 2010 and $192 million in 2009). Substantially all of the proceeds in 2011 were from debt investments that were primarily used to fund our acquisition of McAfee. The gross realized gains on sales of available-for-sale investments were $268 million in 2011 ($160 million in 2010 and $43 million in 2009) and were primarily related to our sales of marketable equity securities. Gains on third-party merger transactions during 2011 were insignificant (insignificant in 2010 and $56 million in 2009).

Impairment charges recognized on available-for-sale investments were $73 million in 2011 (insignificant in 2010 and 2009). Gross realized losses recognized on available-for-sale investments were insignificant in 2011 ($13 million in 2010 and $64 million in 2009). We had previously recognized other-than-temporary impairments totaling $34 million during 2008 and 2009 on the investments that were sold in 2009.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Currency Exchange Rate Risk

We are exposed to currency exchange rate risk and generally hedge our exposures with currency forward contracts, currency interest rate swaps, or currency options. Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Japanese yen, the euro, the Israeli shekel, and the Chinese yuan. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments and loans receivable are generally hedged with offsetting currency forward contracts or currency interest rate swaps. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.

Our currency risk management programs include:

•

Currency derivatives with cash flow hedge accounting designation that utilize currency forward contracts and currency options to hedge exposures to the variability in the U.S.-dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

•

Currency derivatives without hedge accounting designation that utilize currency forward contracts or currency interest rate swaps to economically hedge the functional currency equivalent cash flows of recognized monetary assets and liabilities, non-U.S.-dollar-denominated debt instruments classified as trading assets, and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. The majority of these instruments mature within 12 months. Changes in the functional currency equivalent cash flows of the underlying assets and liabilities are approximately offset by the changes in fair values of the related derivatives. We record net gains or losses in the line item on the consolidated statements of income most closely associated with the related exposures, primarily in interest and other, net, except for equity-related gains or losses, which we primarily record in gains (losses) on equity investments, net.

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

Our interest rate risk management programs include:

•

Interest rate derivatives with cash flow hedge accounting designation that utilize interest rate swap agreements to modify the interest characteristics of debt instruments. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

•

Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. Floating interest rates on the swaps are reset on a quarterly basis. Changes in fair value of the debt instruments classified as trading assets and hedges of loans receivable recognized at fair value are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, which are both recorded in cost of sales and operating expenses. The deferred compensation liabilities were $700 million as of December 31, 2011 ($646 million as of December 25, 2010) and are included in other accrued liabilities.

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

Our commodity price risk management program includes commodity derivatives with cash flow hedge accounting designation that utilize commodity swap contracts to hedge future cash flow exposures to the variability in commodity prices. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recorded at fair value) as of December 31, 2011, December 25, 2010, and December 26, 2009 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Currency forwards	$11,203	$8,502	$5,732
Embedded debt derivatives	3,600	3,600	3,600
Interest rate swaps	1,837	2,166	1,698
Currency interest rate swaps	1,650	2,259	1,577
Total return swaps	761	627	530
Equity options	54	496	50
Currency options	2	94	375
Other	126	66	80

Total	$19,233	$17,810	$13,642

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) as of December 31, 2011, December 25, 2010, and December 26, 2009 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Euro	$3,904	$4,445	$3,330
Japanese yen	3,477	3,440	1,764
Israeli shekel	2,168	1,191	707
Malaysian ringgit	805	382	310
Chinese yuan	688	347	434
British pound sterling	459	424	563
Other	1,354	626	576

Total	$12,855	$10,855	$7,684

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of our derivative instruments as of December 31, 2011 and December 25, 2010 were as follows:

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	2011				2010
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Currency forwards	$61	$—	$170	$7	$120	$3	$43	$3
Other	—	—	1	—	2	—	—	—

Total derivatives designated as hedging instruments	$61	$—	$171	$7	$122	$3	$43	$3

Derivatives not designated as hedging instruments
Currency forwards	$54	$—	$34	$—	$35	$—	$14	$—
Interest rate swaps	3	—	63	—	2	—	96	—
Currency interest rate swaps	41	33	11	10	64	17	47	13
Embedded debt derivatives	—	—	—	10	—	—	—	31
Total return swaps	7	—	—	—	41	6	—	—
Equity options	—	6	9	—	65	5	7	—
Other	—	24	—	—	1	19	1	—

Total derivatives not designated as hedging instruments	$105	$63	$117	$20	$208	$47	$165	$44

Total derivatives	$166	$63	$288	$27	$330	$50	$208	$47

Derivatives in Cash Flow Hedging Relationships

The before-tax effects of derivative instruments in cash flow hedging relationships for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)			Gains (Losses) Reclassified from Accumulated OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	2011	2010	2009	Location	2011	2010	2009
Currency forwards	$20	$66	$43	Cost of sales	$118	$49	$(12)
				Research and development	20	27	(30)
				Marketing, general and administrative	19	4	(12)
Other	—	4	(12)	Cost of sales	4	(2)	(13)

Total	$20	$70	$31		$161	$78	$(67)

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding tables. We estimate that we will reclassify approximately $53 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that were not probable to occur.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments on the consolidated statements of income for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000	000,000
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	2011	2010	2009
Currency forwards	Interest and other, net	$58	$72	$37
Interest rate swaps	Interest and other, net	(26)	(59)	15
Currency interest rate swaps	Interest and other, net	(17)	74	(7)
Total return swaps	Various	(13)	70	51
Other	Interest and other, net	—	(1)	2
Equity options	Gains (losses) on equity investments, net	(67)	59	5
Other	Gains (losses) on equity investments, net	4	(2)	12

Total		$(61)	$213	$115

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

We generally place investments with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any one counterparty based on our analysis of that counterparty’s relative credit standing. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a majority of the issuers are rated AA-/Aa3 or better. Our investment policy requires substantially all investments with original maturities at the time of investment of up to six months to be rated at least A-2/P-2 by Standard & Poor’s/Moody’s, and specifies a higher minimum rating for investments with longer maturities. For instance, investments with maturities of greater than three years require a minimum rating of AA-/Aa3 at the time of investment. Government regulations imposed on investment alternatives of our non-U.S. subsidiaries, or the absence of A rated counterparties in certain countries, result in some minor exceptions. Credit-rating criteria for derivative instruments are similar to those for other investments. Due to master netting arrangements, the amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligations with that counterparty. As of December 31, 2011, the total credit exposure to any single counterparty, excluding U.S. Treasury securities, did not exceed $750 million. We obtain and secure available collateral from counterparties against obligations, including securities lending transactions, when we deem it appropriate.

A substantial majority of our trade receivables are derived from sales to original equipment manufacturers and original design manufacturers. We also have accounts receivable derived from sales to industrial and retail distributors. Our two largest customers accounted for 34% of net revenue for 2011 and 38% of net revenue for 2010 and 2009. Additionally, these two largest customers accounted for 32% of our accounts receivable as of December 31, 2011 and 44% of our accounts receivable as of December 25, 2010. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on cash flow forecasts, balance sheet analysis, and past collection experience.

We have adopted credit policies and standards intended to accommodate industry growth and inherent risk. We believe that credit risks are moderated by the financial stability of our major customers. We assess credit risk through quantitative and qualitative analysis, and from this analysis, we establish credit limits and determine whether we will seek to use one or more credit support devices, such as obtaining a third-party guarantee or standby letter of credit, or obtaining credit insurance.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Other Long-Term Assets

Other long-term assets as of December 31, 2011 and December 25, 2010 were as follows:

	000,000	000,000
(In Millions)	2011	2010
Equity method investments	$1,669	$1,791
Non-marketable cost method investments	1,129	872
Non-current deferred tax assets	335	289
Loans receivable	715	741
Other	800	558

Total other long-term assets	$4,648	$4,251

Note 11: Equity Method and Cost Method Investments

Equity Method Investments

Equity method investments as of December 31, 2011 and December 25, 2010 were as follows:

	000,000	000,000	000,000	000,000
	2011		2010
(In Millions, Except Percentages)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
IM Flash Technologies, LLC	$863	49%	$1,126	49%
IM Flash Singapore, LLP	466	18%	335	22%
Intel-GE Care Innovations, LLC	167	50%	—	—
SMART Technologies, Inc.	37	14%	31	14%
Clearwire Communications, LLC	—	7%	145	7%
Other equity method investments	136		154

Total	$1,669		$1,791

IMFT/IMFS

Micron and Intel formed IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) to manufacture NAND flash memory products for Micron and Intel. The carrying value of our investment in IMFT/IMFS was $1.3 billion as of December 31, 2011 ($1.5 billion as of December 25, 2010) and is classified within other long-term assets. In the third quarter of 2011, we made an additional investment of $131 million in IMFS. The IMFS fabrication facility began initial production in the second quarter of 2011. IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. As a result of our overall net reduction of our ownership interest in IMFS, Micron now appoints the majority of the managers on the IMFS board. Through our remaining managers on the IMFS board, we continue to have significant influence over the operations of IMFS, and therefore continue to account for our interests using the equity method of accounting. These ventures are expected to operate until 2016 but are subject to earlier termination under certain terms and conditions.

These joint ventures are variable interest entities. All costs of the joint ventures will be passed on to Micron and Intel through our purchase agreements. IMFT and IMFS are dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT/IMFS as of December 31, 2011. Except for the amount due to IMFT/IMFS for product purchases and services, we did not have any additional liabilities recognized on our consolidated balance sheets in connection with our interests in these joint ventures as of December 31, 2011. Future cash calls could increase our investment balance and the related exposure to loss. Potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT/IMFS. Finally, as we are currently committed to purchasing 49% of IMFT’s and 22% of IMFS’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value. As of December 31, 2011, our contractual commitment to purchase product output and fund production-related services from IMFS adjusts to changes in our ownership percentage on an eight-month lag.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our portion of IMFT/IMFS costs, primarily related to product purchases and production-related services, was approximately $985 million during 2011 (approximately $795 million during 2010 and approximately $755 million during 2009). The amount due to IMFT/IMFS for product purchases and services provided was approximately $125 million as of December 31, 2011 (approximately $105 million as of December 25, 2010). During 2011, $263 million was returned to Intel by IMFT/IMFS, which is reflected as a return of equity method investment within investing activities on the consolidated statements of cash flows ($199 million during 2010 and $449 million during 2009). In 2010, IMFT increased its capital expenditures compared to 2009. The cash used for those capital expenditures reduced the amount of cash provided by IMFT to us as a return of equity method investment in 2010. Costs that Intel and Micron have incurred for product development and process development related to IMFT/IMFS are generally split evenly between Intel and Micron and are generally classified in research and development.

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

Care Innovations is dependent upon Intel and GE for any additional cash requirements and, therefore, is a variable interest entity. Our known maximum exposure to loss approximated the carrying value of our investment balance in Care Innovations as of December 31, 2011. In addition to the potential loss of our existing investment, our actual losses could be higher, as we are liable to contribute additional future funding up to $38 million if Care Innovations meets established milestones.

Intel and GE equally share the power to direct all of Care Innovations’ activities that most significantly impact its economic performance. As a result, we account for our interests in Care Innovations under the equity method of accounting.

SMART Technologies, Inc.

We hold an equity interest in SMART and account for our interest using the equity method of accounting. In 2010, SMART completed an initial public offering of shares approved for listing on The NASDAQ Global Select Market*. We sold approximately 10 million of our 27.5 million shares in the secondary offering. We recognized a gain of $181 million on the initial public offering and subsequent sale of our shares in the secondary offering, which is included in gains (losses) on equity investments, net.

Clearwire Communications, LLC

In 2008, we invested in Clearwire Communications, LLC (Clearwire LLC), a wholly owned subsidiary of Clearwire Corporation. Our investment in Clearwire LLC is accounted for under the equity method of accounting, and our proportionate share of the income or loss is recognized on a one-quarter lag. We recognize our proportionate share of losses to the extent that our investment has a positive carrying value. During 2011, we recognized $145 million of equity method losses ($116 million in 2010). During 2009, we recorded $27 million of equity method losses, which was net of a gain of $37 million as a result of a dilution of our ownership interest from an additional investment. These equity method losses are included in gains (losses) on equity investments, net.

Numonyx B.V.

In 2008, we divested our NOR flash memory business in exchange for an ownership interest in Numonyx. Our investment was accounted for under the equity method of accounting, and our proportionate share of the income or loss was recognized on a one-quarter lag. During 2010, we recognized $42 million of equity method gains ($31 million of equity method losses in 2009) within gains (losses) on equity investments, net.

During the second quarter of 2010, we sold our ownership interest in Numonyx to Micron and recognized a gain on the sale of $91 million, which is included in gains (losses) on equity investments, net. In exchange for our investment in Numonyx, we received 57.9 million shares of Micron common stock, with an additional 8.6 million shares held in escrow for 12 months after the sale, and we issued a $72 million short-term note payable, which was subsequently paid.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of 2010, we sold 21.5 million shares of Micron common stock, which consisted of the 8.6 million shares held in escrow and an additional 12.9 million shares received in the sale of Numonyx. In 2011, we sold the remaining Micron shares.

Cost Method Investments

The carrying value of our non-marketable cost method investments was $1.1 billion as of December 31, 2011 and $872 million as of December 25, 2010. In 2011, we recognized impairment charges on non-marketable cost method investments of $56 million within gains (losses) on equity investments, net ($109 million in 2010 and $179 million in 2009).

Note 12: Gains (Losses) on Equity Investments, Net

Gains (losses) on equity investments, net included:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Share of equity method investee losses, net	$(204)	$(113)	$(131)
Impairment charges	(132)	(125)	(221)
Gains on sales, net	303	424	80
Other, net	145	162	102

Total gains (losses) on equity investments, net	$112	$348	$(170)

Note 13: Interest and Other, Net

The components of interest and other, net were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Interest income	$98	$119	$168
Interest expense	(41)	—	(1)
Other, net	135	(10)	(4)

Total interest and other, net	$192	$109	$163

In 2011, we recognized a gain upon formation of the Intel and GE joint venture, Care Innovations, of $164 million, included within “other, net,” in the preceding table. For further information, see “Note 11: Equity Method and Cost Method Investments.” Interest expense in the preceding table is net of $150 million of interest capitalized in 2011 ($134 million in 2010 and $86 million in 2009).

Note 14: Acquisitions

2011 Acquisitions

McAfee, Inc.

On February 28, 2011, we completed the acquisition of McAfee by acquiring all issued and outstanding common shares in exchange for cash. The acquired company continues to operate as McAfee and offers products for endpoint security, network and content security, risk and compliance, and consumer and mobile security. In addition to managing the existing McAfee business, the objective of the acquisition was to accelerate and enhance Intel’s combination of hardware and software security solutions, improving the overall security of our platforms.

Total consideration to acquire McAfee was $6.7 billion (net of $943 million of cash and cash equivalents acquired) and comprised the following:

000,000
(In Millions)
Cash	$6,652
Share-based awards assumed	48

Total	$6,700

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the assets acquired and liabilities assumed by major class in the acquisition of McAfee were recognized as follows:

000,000
(In Millions)
Marketable debt securities	$329
Goodwill	4,299
Identified intangible assets	3,552
Deferred tax assets	738
Other assets	417
Deferred income	(1,049)
Deferred tax liabilities	(1,191)
Other liabilities	(395)

Total	$6,700

The goodwill of $4.3 billion arising from the acquisition is primarily attributed to synergies to enable a single company to combine security and hardware for the protection of online devices, as well as the assembled workforce of McAfee. Substantially all of the goodwill recognized is not deductible for tax purposes. For information on the assignment of goodwill to our operating segments for the acquisition, see “Note 16: Goodwill.”

The identified intangible assets assumed in the acquisition of McAfee were recognized as follows based upon their fair values as of February 28, 2011:

	000,000	000,000
	Fair Value (In Millions)	Estimated Useful Life (In Years)
Developed technology	$1,221	4
Customer relationships	1,418	2–7

Total identified intangible assets subject to amortization	$2,639
In-process research and development	92
Trade names	821

Total identified intangible assets	$3,552

Acquired developed technology represents the fair values of McAfee products that have reached technological feasibility and were part of McAfee’s product offerings at the date of acquisition. Customer relationships represent the fair values of the underlying relationships and agreements with McAfee’s customers. In-process research and development represents the fair values of incomplete McAfee research and development projects that had not reached technological feasibility as of the date of acquisition. Incremental costs incurred for those projects are expensed as incurred in research and development. Since the acquisition was completed, most of the projects have been completed and the associated costs are being amortized. Trade names are indefinite-lived intangible assets and represent the fair values of brand and name recognition associated with the marketing of McAfee’s products and services.

Other 2011 Acquisitions

During 2011, in addition to the McAfee acquisition, we completed 13 acquisitions qualifying as business combinations in exchange for total consideration of $2.1 billion, substantially all cash consideration. Total net cash consideration to acquire the Wireless Solutions (WLS) business of Infineon Technologies AG, which operates as Intel Mobile Communications, was $1.4 billion. The WLS business offers mobile phone components such as baseband processors, radio frequency transceivers, and power management integrated circuits. In addition to managing the existing WLS business, the objective of the acquisition was to provide solutions that enable wireless connectivity for a broad range of computing applications.

The fair values of the assets acquired and liabilities assumed by major class in the acquisitions completed during 2011, excluding McAfee, were allocated as follows:

000,000
(In Millions)
Fair value of net tangible assets acquired	$206
Goodwill	517
Identified intangible assets	1,409

Total	$2,132

For information on the assignment of goodwill to our operating segments for the acquisitions, see “Note 16: Goodwill.”

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identified intangible assets assumed in the acquisitions completed during 2011, excluding McAfee, were recognized as follows:

	000,000	000,000
	Fair Value (In Millions)	Estimated Useful Life (In Years)
Developed technology	$1,102	3–9
Customer relationships	144	5–8
Other intangible assets	44	2–7

Total identified intangible assets subject to amortization	$1,290
In-process research and development	119

Total identified intangible assets	$1,409

Acquired developed technology represents the fair values of the acquirees’ products that have reached technological feasibility and are a part of the acquirees’ product lines at the time acquired. Customer relationships represent the fair values of the underlying relationships and agreements with the acquirees’ customers. In-process research and development represents the fair values of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In the future, the fair value of each project at the acquisition date will be either amortized or impaired, depending on whether the project is completed or abandoned. As of December 31, 2011, no projects had been completed or abandoned.

Actual and Pro Forma Results of Acquirees

Net revenue and net income attributable to acquisitions completed during 2011 have been included in our consolidated statements of income from their respective acquisition dates to the period ended December 31, 2011. The acquisitions completed during 2011 were not individually significant to our consolidated results of operations; however, they were significant in the aggregate. During 2011, the results of the businesses acquired in 2011 contributed approximately $3.6 billion to our net revenue and reduced our net income by approximately $275 million; substantially all of these impacts were attributable to McAfee and Intel Mobile Communications and include the impacts of the amortization of acquired identified intangible assets.

McAfee is a non-reportable operating segment and is aggregated with similar non-reportable operating segments within the software and services operating segments category for segment reporting purposes. Intel Mobile Communications is a non-reportable operating segment and is aggregated with similar non-reportable operating segments within the other Intel architecture operating segments category for segment reporting purposes. For further information, see “Note 30: Operating Segment and Geographic Information.”

The unaudited pro forma financial results for 2011 and 2010 combine the historical results of Intel for 2011 and 2010, respectively, along with the historical results of the businesses acquired during 2011 for 2011 and 2010, respectively. The results include the effects of pro forma adjustments as if businesses acquired in 2011 were acquired on December 27, 2009. The 2010 pro forma results include a non-recurring adjustment of $307 million, which reduces net income due to the revaluation of McAfee’s historic deferred revenue to fair value.

The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisitions. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of December 27, 2009.

	000,000	000,000
(In Millions, Except Per Share Amounts—Unaudited)	2011	2010
Net revenue	$54,738	$47,350
Net income	$13,028	$11,190
Diluted earnings per share	$2.41	$1.96

2010 and 2009 Acquisitions

During 2010, we completed three business acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $218 million. Substantially all of the consideration was allocated to goodwill and intangibles.

During the third quarter of 2009, we completed two acquisitions qualifying as business combinations for total consideration of $885 million (net of $59 million cash acquired). Substantially all of this amount related to the acquisition of Wind River Systems, Inc., a vendor of software for embedded devices, completed by acquiring all issued and outstanding Wind River Systems common shares. The objective of the acquisition of Wind River Systems was to enable the introduction of products for the embedded and mobile market segments, resulting in benefits for our existing operations.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The combined consideration for acquisitions completed during 2009 was allocated as follows:

000,000
(In Millions)
Fair value of net tangible assets acquired	$47
Goodwill	489
Acquired developed technology	148
Other identified intangible assets	169
Share-based awards assumed	32

Total	$885

The completed acquisitions in 2010 and 2009, both individually and in the aggregate, were not significant to our consolidated results of operations.

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

Note 16: Goodwill

Goodwill activity for the years ended December 31, 2011 and December 25, 2010 was as follows:

	000,000	000,000	000,000	000,000	000,000
(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Total
December 26, 2009	$2,220	$1,459	$507	$235	$4,421
Additions due to acquisitions	14	—	75	21	110

December 25, 2010	$2,234	$1,459	$582	$256	$4,531
Additions due to McAfee acquisition	746	—	—	3,553	4,299
Additions due to other acquisitions	24	94	176	223	517
Transfers	(86)	—	86	—	—
Effect of exchange rate fluctuations	—	—	—	(93)	(93)

December 31, 2011	$2,918	$1,553	$844	$3,939	$9,254

The goodwill recognized from our acquisitions during 2010 was assigned to our Digital Home Group (combined within the Netbook and Tablet Group in 2011), our Software and Services Group, our Ultra-Mobility Group, our PC Client Group, and our Intelligent Systems Group (formerly known as the Embedded and Communications Group). Our Software and Services Group is included in the software and services operating segments category in the preceding table, while our Netbook and Tablet Group, our Ultra-Mobility Group, and our Intelligent Systems Group are all included in the other Intel architecture operating segments category.

During the first quarter of 2011, we formed the Netbook and Tablet Group, which includes platforms designed for the netbook and tablet market segments. Due to the formation of this new operating segment, goodwill was transferred from our PC Client Group to our Netbook and Tablet Group as shown in the preceding table. Our Netbook and Tablet Group is included in the other Intel architecture operating segments category in the preceding table.

During the first quarter of 2011, we completed the acquisition of McAfee. The goodwill recognized from this acquisition was allocated between the McAfee operating segment and the PC Client Group based on the relative expected fair value provided by the acquisition, which reflected the estimated synergistic value generated within the PC Client Group from incorporating McAfee’s security expertise, reputation, and customer base. The goodwill recognized from our other acquisitions during 2011 was allocated to McAfee, the Software and Services Group, Intel Mobile Communications, the Data Center Group, the Ultra-Mobility Group, and the PC Client Group. McAfee and the Software and Services Group are included in the software and services operating segments category in the preceding table, while Intel Mobile Communications and the Ultra-Mobility Group are included in the other Intel architecture operating segments category. For further information about our acquisitions during 2011, see “Note 14: Acquisitions.”

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarters of 2011, 2010, and 2009, we completed our annual impairment assessments, and impairment tests when necessary, and concluded that goodwill was not impaired in any of these years. The accumulated impairment losses as of December 31, 2011 were $713 million: $341 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $93 million associated with other Intel architecture operating segments.

Note 17: Identified Intangible Assets

Identified intangible assets consisted of the following as of December 31, 2011 and December 25, 2010:

	000,000	000,000	000,000
	December 31, 2011
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,615	$(570)	$2,045
Acquisition-related customer relationships	1,714	(254)	1,460
Acquisition-related trade names	68	(21)	47
Licensed technology	2,395	(707)	1,688

Identified intangible assets subject to amortization	$6,792	$(1,552)	$5,240
Acquisition-related trade names	806	—	806
Other intangible assets	221	—	221

Identified intangible assets not subject to amortization	$1,027	$—	$1,027

Total identified intangible assets	$7,819	$(1,552)	$6,267

	000,000	000,000	000,000
	December 25, 2010
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$235	$(97)	$138
Acquisition-related customer relationships	152	(10)	142
Acquisition-related trade names	46	(10)	36
Licensed technology	1,204	(765)	439

Identified intangible assets subject to amortization	$1,637	$(882)	$755
Other intangible assets	105	—	105

Total identified intangible assets	$1,742	$(882)	$860

As a result of our acquisition of McAfee during the first quarter of 2011, we recorded $3.6 billion of identified intangible assets. In addition, as a result of our other acquisitions during 2011, we recorded $1.4 billion of identified intangible assets, the substantial majority of which was from the acquisition of the WLS business of Infineon. For further information about identified intangible assets recorded as a result of acquisitions during 2011, see “Note 14: Acquisitions.”

In January 2011, we entered into a long-term patent cross-license agreement with NVIDIA. Under the agreement, we received a license to all of NVIDIA’s patents with a capture period that runs through March 2017 while NVIDIA products are licensed to our patents, subject to exclusions for x86 products, certain chipsets, and certain flash memory technology products. The agreement also included settlement of the existing litigation between the companies as well as broad mutual general releases. We agreed to make payments totaling $1.5 billion to NVIDIA over six years ($300 million in each of January 2011, 2012, and 2013; and $200 million in each of January 2014, 2015, and 2016), which resulted in a liability totaling approximately $1.4 billion, on a discounted basis. In the fourth quarter of 2010, we recognized an expense of $100 million related to the litigation settlement. In the first quarter of 2011, we recognized the remaining amount of $1.3 billion as licensed technology, which will be amortized into cost of sales over its estimated useful life of 17 years. The initial recognition of the intangible asset and associated liability for future payments to NVIDIA is treated as a non-cash transaction and, therefore, has no impact on our consolidated statements of cash flows. Future payments will be treated as cash used for financing activities. As of December 31, 2011, the remaining liability of $1.2 billion is classified within other accrued liabilities and other long-term liabilities, based on the expected timing of the underlying payments.

As a result of our acquisitions in 2010, we recorded acquisition-related developed technology for $37 million with lives of four years, and additions to acquisition-related customer relationships of $58 million with a weighted average life of seven years. In addition, we acquired other intangible assets for $104 million in 2010 that are not subject to amortization.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded amortization expense on the consolidated statements of income as follows: acquisition-related developed technology and licensed technology substantially all are in cost of sales, and acquisition-related customer relationships and trade names in amortization of acquisition-related intangibles.

Amortization expenses for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Acquisition-related developed technology	$482	$65	$30
Acquisition-related customer relationships	$250	$10	$—
Acquisition-related trade names	$10	$8	$3
Licensed technology	$181	$157	$149
Other intangible assets	$—	$—	$126

Based on identified intangible assets that are subject to amortization as of December 31, 2011, we expect future amortization expense to be as follows:

	000,000	000,000	000,000	000,000	000,000
(In Millions)	2012	2013	2014	2015	2016
Acquisition-related developed technology	$541	$526	$504	$235	$154
Acquisition-related customer relationships	$283	$265	$260	$252	$234
Acquisition-related trade names	$11	$11	$10	$10	$4
Licensed technology	$181	$164	$154	$135	$120

Note 18: Deferred Income

Deferred income at the end of each period was as follows:

	000,000	000,000
(In Millions)	Dec. 31, 2011	Dec. 25, 2010
Deferred income on shipments of components to distributors	$751	$622
Deferred income from software and services operating segments	1,178	125

Current deferred income	$1,929	$747
Non-current deferred income from software and services operating segments	460	21

Total deferred income	$2,389	$768

We classify non-current deferred income from the software and services operating segments in other long-term liabilities.

Note 19: Restructuring and Asset Impairment Charges

The following table summarizes restructuring and asset impairment charges by plan for the three years ended December 31, 2011:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
2009 restructuring program	$—	$—	$215
2006 efficiency program	—	—	16

Total restructuring and asset impairment charges	$—	$—	$231

2009 Restructuring Program

In the first quarter of 2009, management approved plans to restructure some of our manufacturing and assembly and test operations. These plans included closing two assembly and test facilities in Malaysia, one facility in the Philippines, and one facility in China; stopping production at a 200mm wafer fabrication facility in Oregon; and ending production at our 200mm wafer fabrication facility in California. The 2009 restructuring program is complete. Under the 2009 restructuring program, we incurred $208 million in charges related to employee severance and benefit arrangements for approximately 6,500 employees, and $7 million in asset impairment charges.

2006 Efficiency Program

In the third quarter of 2006, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. The 2006 efficiency program is complete. From the third quarter of 2006 through 2009, we incurred a total of $1.6 billion in restructuring and asset impairment charges related to this program.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20: Chipset Design Issue

In January 2011, as part of our ongoing quality assurance procedures, we identified a design issue with the Intel® 6 Series Express Chipset family (formerly code named Cougar Point). The issue affected chipsets sold in the fourth quarter of 2010 and January 2011. We subsequently implemented a silicon fix, and began shipping the updated version of the affected chipset in February 2011. We estimate that the total cost to repair and replace affected materials and systems, located with customers and in the market, will be $733 million. We recorded a charge of $311 million in the fourth quarter of 2010, which comprised $67 million in product costs for the affected chipsets and $244 million to establish a product accrual for this issue. We recognized a charge of $343 million in the first quarter of 2011, primarily related to an additional product accrual for the estimated costs to repair and replace affected materials and systems associated with products sold subsequent to December 25, 2010. In the second quarter of 2011, we recognized an additional $79 million charge as we finalized agreements with customers for reimbursement to repair and replace affected materials and systems. We do not expect to have any significant future adjustments to our estimate. The charges incurred in 2011 and 2010 are reflected in the results of the PC Client Group operating segment. As of December 31, 2011, the remaining product accrual for the chipset design issue was $64 million and is classified within other accrued liabilities.

Note 21: Borrowings

Short-Term Debt

Short-term debt included drafts payable of $47 million as of December 31, 2011 ($38 million as of December 25, 2010). We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during 2011 were $1.4 billion ($150 million during 2010). We had $200 million of outstanding commercial paper as of December 31, 2011 (none as of December 25, 2010). Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of December 31, 2011.

Long-Term Debt

Our long-term debt as of December 31, 2011 and December 25, 2010 was as follows:

	000,000	000,000
(In Millions)	2011	2010
Senior notes due 2016 at 1.95%	$1,498	$—
Senior notes due 2021 at 3.30%	1,995	—
Senior notes due 2041 at 4.80%	1,489	—
2009 junior subordinated convertible debentures due 2039 at 3.25%	1,052	1,041
2005 junior subordinated convertible debentures due 2035 at 2.95%	919	908
2007 Arizona bonds due 2037 at 5.30%	131	128

Total long-term debt	$7,084	$2,077

Senior Notes

In the third quarter of 2011, we issued $5.0 billion aggregate principal amount of senior unsecured notes (the notes). The notes pay a fixed rate of interest semiannually. We may redeem the notes, in whole or in part, at any time at our option at specified redemption prices. The notes rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.

The notes were issued primarily to repurchase shares of our common stock pursuant to our stock repurchase program, and for general corporate purposes.

Convertible Debentures

In 2009, we issued $2.0 billion of junior subordinated convertible debentures (the 2009 debentures). In 2005, we issued $1.6 billion of junior subordinated convertible debentures (the 2005 debentures). Both the 2009 and 2005 debentures pay a fixed rate of interest semiannually.

	000,000	000,000
	2009 Debentures	2005 Debentures
Annual coupon interest rate	3.25%	2.95%
Annual effective interest rate	7.20%	6.45%
Maximum amount of contingent interest that will accrue per year	0.50%	0.40%

The effective interest rate is based on the rate for a similar instrument that does not have a conversion feature.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Both the 2009 and 2005 debentures have a contingent interest component that requires us to pay interest based on certain thresholds and for certain events, commencing on August 1, 2019 for the 2009 debentures. As of December 31, 2011, we have not met any of the thresholds and events related to the 2005 debentures. The fair values of the related embedded derivatives were $10 million and zero as of December 31, 2011 for the 2009 and 2005 debentures, respectively ($12 million and $19 million as of December 25, 2010 for the 2009 and 2005 debentures, respectively).

Both the 2009 and 2005 debentures are convertible, subject to certain conditions, into shares of our common stock. Holders can surrender the 2009 debentures for conversion if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter. Holders can surrender the 2005 debentures for conversion at any time. We will settle any conversion or repurchase of the 2009 debentures in cash up to the face value, and any amount in excess of face value will be settled in cash or stock at our option. However, we can settle any conversion or repurchase of the 2005 debentures in cash or stock at our option. On or after August 5, 2019, we can redeem, for cash, all or part of the 2009 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. On or after December 15, 2012, we can redeem, for cash, all or part of the 2005 debentures for the principal amount, plus any accrued and unpaid interest, if the closing price of Intel common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which we provide notice of redemption. If certain events occur in the future, the indentures governing the 2009 and 2005 debentures provide that each holder of the debentures can, for a pre-defined period of time, require us to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. Both the 2009 and 2005 debentures are subordinated in right of payment to any existing and future senior debt and to the other liabilities of our subsidiaries. We have concluded that both the 2009 and 2005 debentures are not conventional convertible debt instruments and that the embedded stock conversion options qualify as derivatives. In addition, we have concluded that the embedded conversion options would be classified in stockholders’ equity if they were freestanding derivative instruments. As such, the embedded conversion options are not accounted for separately as derivatives.

	000,000	000,000	000,000	000,000
	2009 Debentures		2005 Debentures
(In Millions, Except Per Share Amounts)	Dec. 31, 2011	Dec. 25, 2010	Dec. 31, 2011	Dec. 25, 2010
Outstanding principal	$2,000	$2,000	$1,600	$1,600
Equity component carrying amount	$613	$613	$466	$466
Unamortized discount	$933	$943	$669	$680
Net debt carrying amount	$1,052	$1,041	$919	$908
Conversion rate (shares of common stock per $1,000 principal amount of debentures)	44.55	44.09	32.94	32.52
Effective conversion price (per share of common stock)	$22.45	$22.68	$30.36	$30.75

In the preceding table, the remaining amortization periods for the unamortized discounts for the 2009 and 2005 debentures are approximately 28 and 24 years, respectively, as of December 31, 2011.

The conversion rate adjusts for certain events outlined in the indentures governing the 2009 and 2005 debentures, such as quarterly dividend distributions in excess of $0.14 and $0.10 per share for the 2009 and 2005 debentures, respectively, but does not adjust for accrued interest. In addition, the conversion rate will increase for a holder of either the 2009 or 2005 debentures who elects to convert the debentures in connection with certain share exchanges, mergers, or consolidations involving Intel.

Arizona Bonds

In 2007, we guaranteed repayment of principal and interest on bonds issued by the Industrial Development Authority of the City of Chandler, Arizona, which constitute an unsecured general obligation for Intel. The aggregate principal amount of the bonds issued in December 2007 is $125 million, and the bonds bear interest at a fixed rate of 5.3%. The 2007 Arizona bonds are subject to mandatory tender, at our option, on any interest payment date beginning on or after December 1, 2012 until their final maturity on December 1, 2037. Upon such tender, we can re-market the bonds as either fixed-rate bonds for a specified period or as variable-rate bonds until their final maturity. We also entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. We have elected to account for the 2007 Arizona bonds at fair value. For further discussion, see “Note 5: Fair Value.”

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturities

As of December 31, 2011, our aggregate debt maturities based on outstanding principal were as follows (in millions):

000,000
Year Payable
2012	$—
2013	—
2014	—
2015	—
2016	1,500
2017 and thereafter	7,225

Total	$8,725

Substantially all of the difference between the total aggregate debt maturities above and the total carrying amount of our debt is due to the unamortized discount of our convertible debentures.

Note 22: Retirement Benefit Plans

Retirement Contribution Plans

We provide tax-qualified retirement contribution plans for the benefit of eligible employees, former employees, and retirees in the U.S. and certain other countries. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis. Employees hired prior to January 1, 2011 are eligible for the U.S. Intel Retirement Contribution Plan, while employees hired on or after January 1, 2011 receive discretionary employer contributions in the Intel 401(k) Savings Plan. Our Chief Executive Officer (CEO) determines the annual discretionary employer contribution amounts for the U.S. Intel Retirement Contribution Plan and the Intel 401(k) Savings Plan under delegation of authority from our Board of Directors, pursuant to the terms of the plans. As of December 31, 2011, 68% of our U.S. Intel Retirement Contribution Plan assets were invested in equities, 25% were invested in fixed-income instruments, and 7% were invested in real assets. These assets are managed by external investment managers. The discretionary employer contributions made to the Intel 401(k) Savings Plan are participant directed.

For the benefit of eligible U.S. employees, we also provide a non-tax-qualified supplemental deferred compensation plan for certain highly compensated employees. This plan is designed to permit certain discretionary employer contributions and to permit employee deferral of a portion of compensation in addition to their Intel 401(k) Savings Plan deferrals. This plan is unfunded.

We expensed $340 million for the qualified and non-qualified U.S. retirement contribution plans in 2011 ($319 million in 2010 and $260 million in 2009). In the first quarter of 2012, we funded $320 million for the 2011 contributions to the qualified U.S. retirement contribution plans.

Pension and Postretirement Benefit Plans

U.S. Pension Benefits.  For employees hired prior to January 1, 2011, we provide a tax-qualified defined-benefit pension plan, the U.S. Intel Minimum Pension Plan, for the benefit of eligible employees, former employees, and retirees in the U.S. The U.S. Intel Minimum Pension Plan benefit is determined by a participant’s years of service and final average compensation (taking into account the participant’s social security wage base). The plan generates a minimum pension benefit if the participant’s U.S. Intel Minimum Pension Plan benefit exceeds the annuitized value of his or her U.S. Intel Retirement Contribution Plan benefit. If participant balances in the U.S. Intel Retirement Contribution Plan do not grow sufficiently, the projected benefit obligation of the U.S. Intel Minimum Pension Plan could increase significantly.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit Obligation and Plan Assets

The changes in the benefit obligations and plan assets for the plans described above were as follows:

	000,000	000,000	000,000	000,000	000,000	000,000
	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation:
Beginning benefit obligation	$739	$567	$902	$653	$297	$200
Service cost	51	38	63	40	18	16
Interest cost	42	34	52	35	16	14
Plan acquisitions	—	—	68	—	—	—
Plan participants’ contributions	—	—	10	8	4	4
Actuarial (gain) loss	688	123	98	187	45	7
Currency exchange rate changes	—	—	(38)	(4)	—	—
Plan amendments	—	—	—	3	—	65
Plan curtailments	—	—	(6)	—	—	—
Plan settlements	—	—	(13)	—	—	—
Benefits paid to plan participants	(40)	(23)	(15)	(20)	(11)	(9)

Ending projected benefit obligation	$1,480	$739	$1,121	$902	$369	$297

	000,000	000,000	000,000	000,000	000,000	000,000
	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2011	2010	2011	2010	2011	2010
Change in plan assets:
Beginning fair value of plan assets	$569	$411	$642	$552	$59	$2
Actual return on plan assets	26	18	(26)	53	1	(2)
Plan acquisitions	—	—	72	—	—	—
Employer contributions	93	163	76	52	63	64
Plan participants’ contributions	—	—	10	8	4	4
Currency exchange rate changes	—	—	(24)	(3)	—	—
Plan settlements	—	—	(13)	—	—	—
Benefits paid to plan participants	(40)	(23)	(15)	(20)	(11)	(9)

Ending fair value of plan assets	$648	$569	$722	$642	$116	$59

The following table summarizes the amounts recognized on the consolidated balance sheets as of December 31, 2011 and December 25, 2010:

	000,000	000,000	000,000	000,000	000,000	000,000
	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2011	2010	2011	2010	2011	2010
Other long-term assets	$—	$—	$6	$35	$—	$—
Accrued compensation and benefits	—	—	(7)	(6)	—	—
Other long-term liabilities	(832)	(170)	(398)	(289)	(253)	(238)
Accumulated other comprehensive loss (income), before tax	1,039	373	330	185	66	27

Net amount recognized	$207	$203	$(69)	$(75)	$(187)	$(211)

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recorded in accumulated other comprehensive income (loss) before taxes, as of December 31, 2011 and December 25, 2010:

	000,000	000,000	000,000	000,000	000,000	000,000
	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
(In Millions)	2011	2010	2011	2010	2011	2010
Net prior service credit (cost)	$—	$—	$14	$15	$(63)	$(71)
Net actuarial gain (loss)	(1,039)	(373)	(344)	(200)	(3)	44

Defined benefit plans, net	$(1,039)	$(373)	$(330)	$(185)	$(66)	$(27)

As of December 31, 2011, the accumulated benefit obligation was $426 million for the U.S. Intel Minimum Pension Plan ($284 million as of December 25, 2010) and $836 million for the non-U.S. defined-benefit pension plans ($632 million as of December 25, 2010). Included in the aggregate data in the following tables are the amounts applicable to our pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

	000,000	000,000	000,000	000,000
	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In Millions)	2011	2010	2011	2010
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$—	$—	$563	$241
Plan assets	$—	$—	$363	$73
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$1,480	$739	$1,064	$665
Plan assets	$648	$569	$658	$369

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations for the plans as of December 31, 2011 and December 25, 2010 were as follows:

	000,000	000,000	000,000	000,000	000,000	000,000
	U.S. Pension Benefits		Non-U.S. Pension Benefits		U.S. Postretirement Medical Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	4.7%	5.8%	4.9%	5.1%	4.6%	5.6%
Rate of compensation increase	4.5%	4.7%	4.2%	4.5%	n/a	n/a

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	U.S. Pension Benefits			Non-U.S. Pension Benefits			U.S. Postretirement Medical Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.8%	6.1%	6.7%	5.3%	5.6%	5.5%	5.6%	6.3%	6.8%
Expected long-term rate of return on plan assets	5.5%	4.5%	4.5%	6.3%	6.2%	6.7%	3.0%	n/a	n/a
Rate of compensation increase	4.7%	5.1%	5.0%	4.3%	3.6%	3.4%	n/a	n/a	n/a

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

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	U.S. Pension Benefits			Non-U.S. Pension Benefits			U.S. Postretirement Medical Benefits
(In Millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$51	$38	$12	$63	$40	$47	$18	$16	$12
Interest cost	42	34	35	52	35	37	16	14	11
Expected return on plan assets	(31)	(18)	(13)	(47)	(34)	(31)	(2)	—	—
Amortization of prior service cost	—	—	—	(1)	1	(4)	8	6	4
Recognized net actuarial loss (gain)	26	18	22	11	5	9	(1)	(1)	(4)
Recognized curtailment gains	—	—	—	(4)	—	(6)	—	—	—
Recognized settlement losses	—	—	—	6	—	6	—	—	—

Net periodic benefit cost	$88	$72	$56	$80	$47	$58	$39	$35	$23

U.S. Pension Plan Assets

In general, the investment strategy for U.S. Intel Minimum Pension Plan assets is to maximize risk-adjusted returns, taking into consideration the investment horizon and expected volatility, to ensure that there are sufficient assets available to pay pension benefits as they come due. The allocation to each asset class will fluctuate with market conditions, such as volatility and liquidity concerns, and will typically be rebalanced when outside the target ranges, which are 80% to 90% for fixed-income debt instrument investments and 10% to 20% for hedge fund investments. The expected long-term rate of return for the U.S. Intel Minimum Pension Plan assets is 5.0%.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Intel Minimum Pension Plan assets measured at fair value on a recurring basis consisted of the following investment categories as of December 31, 2011 and December 25, 2010:

	000,000	000,000	000,000	000,000
	December 31, 2011
	Fair Value Measured at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3
Equity securities:
Hedge fund pool	$—	$97	$—	$97
Fixed income:
Global Bond Fund—common collective trusts	—	51	—	51
Global Bond Fund—government bonds	94	166	—	260
Global Bond Fund—asset-backed securities	—	—	78	78
Global Bond Fund—corporate bonds	—	147	—	147
Global Bond Fund—other	—	6	—	6

Total assets measured at fair value	$94	$467	$78	$639

Cash				9

Total U.S. pension plan assets at fair value				$648

	000,000	000,000	000,000	000,000
	December 25, 2010
	Fair Value Measured at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3
Equity securities:
U.S. Large Cap Stock Fund	$—	$36	$—	$36
U.S. Small Cap Stock Fund	—	9	—	9
International Stock Fund	11	30	—	41
Fixed income:
U.S. treasuries	—	261	—	261
U.S. corporate bonds	—	79	—	79
Global Bond Fund—common collective trusts	—	62	—	62
Global Bond Fund—government bonds	18	22	—	40
Global Bond Fund—asset-backed securities	—	—	17	17
Global Bond Fund—corporate bonds	—	19	—	19
Global Bond Fund—other	3	2	—	5

Total U.S. pension plan assets at fair value	$32	$520	$17	$569

The Global Bond Fund’s target allocation is approximately 30% of assets in government and high-quality corporate bonds and asset-backed securities to mitigate risks related to deflation, 15% in global inflation-indexed bonds to provide protection from inflation, and another 15% in international government and corporate bonds. The residual 40% of the fund is allocated to opportunistic bond investments, which are used to enhance return and provide diversification. Such opportunistic bond investments include emerging market debt instruments with un-hedged currency exposure, high-yield investments, asset- and mortgage-backed securities, and corporate credit. Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. Treasury securities, and U.S. agency securities. We classified asset-backed securities in the Global Bond Fund as Level 3, as we have used unobservable inputs to the valuations that were significant to the fair value measurements. The majority of the increase in asset-backed securities in 2011 represents current-year purchases.

The “U.S. treasuries” category in the preceding table represents two common collective trust funds that sought to replicate the performance of the Barclays Capital U.S. 1–3 Year Treasury Bond Index and Barclays Capital U.S. 1–3 Year Agency Bond Index over the long term.

The “U.S. corporate bonds” category in the table represents a common collective trust fund that sought to replicate the performance of the Barclays Capital U.S. 1–3 Year Credit Bond Index over the long term.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Plan Assets

The investments of the non-U.S. plans are managed by insurance companies, third-party trustees, or pension funds, consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by Intel or local regulations. The investment manager evaluates performance by comparing the actual rate of return to the return on other similar assets. Investments managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and we are not actively involved in their investment strategies. For the assets that we have discretion to set investment guidelines, the assets are invested in developed country equities and fixed-income debt instruments, either through index funds or direct investment. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 5.8%.

Non-U.S. plan assets measured at fair value on a recurring basis consisted of the following investment categories as of December 31, 2011 and December 25, 2010:

	000,000	000,000	000,000	000,000
	December 31, 2011
	Fair Value Measured at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3
Equity securities:
Global equities	$153	$70	$—	$223
Real estate	—	—	10	10
Non-U.S. venture capital	—	—	3	3
Fixed income:
Non-U.S. government bonds	—	138	—	138
Money market funds	57	—	—	57
Investments held by insurance companies	—	207	—	207
Insurance contracts	—	—	29	29
Other	5	37	—	42

Total assets measured at fair value	$215	$452	$42	$709

Cash				13

Total non-U.S. plan assets at fair value				$722

	000,000	000,000	000,000	000,000
	December 25, 2010
	Fair Value Measured at Reporting Date Using			Total
(In Millions)	Level 1	Level 2	Level 3
Equity securities:
Global equities	$165	$75	$—	$240
Real estate	—	—	10	10
Non-U.S. venture capital	—	—	2	2
Fixed income:
Non-U.S. government bonds	—	150	—	150
Investments held by insurance companies	—	202	—	202
Insurance contracts	—	—	28	28

Total assets measured at fair value	$165	$427	$40	$632

Cash				10

Total non-U.S. plan assets at fair value				$642

The majority of the assets in the “Global equities” category in the preceding tables are invested in a diversified mix of equities of developed countries, including the U.S., and emerging markets throughout the world.

The “Investments held by insurance companies” and “Insurance contracts” categories in the preceding tables are managed by qualified insurance companies. We do not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 33% of total non-U.S. plan assets as of December 31, 2011 (36% as of December 25, 2010).

The target allocation of the non-U.S. plan assets that we have control over is 49% equity securities and 51% fixed-income instruments.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Postretirement Medical Plan Assets

In general, the investment strategy for U.S. postretirement medical benefits plan assets is to primarily invest in liquid assets due to the level of expected future benefit payments. The expected long-term rate of return for the U.S. postretirement medical benefits plan assets is 3.0%. As of December 31, 2011, all of the U.S. postretirement medical benefits plan assets were invested in a money market fund and were measured at fair value using Level 1 inputs.

Concentrations of Risk

We manage a variety of risks, including market, credit, and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the aforementioned risks that increases the exposure of the loss of plan assets unnecessarily. We monitor exposure to such risks in both the U.S. and non-U.S. plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets, and counterparties. As of December 31, 2011, we did not have concentrations of risk in any single entity, manager, counterparty, sector, industry, or country.

Funding Expectations

Under applicable law for the U.S. Intel Minimum Pension Plan and the U.S. postretirement medical benefits plan, we are not required to make any contributions during 2012. Our expected required funding for the non-U.S. plans during 2012 is approximately $65 million.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows (in millions):

	000,000	000,000	000,000
Year Payable	U.S. Pension Benefits	Non-U.S. Pension Benefits	U.S. Postretirement Medical Benefits
2012	$32	$32	$13
2013	$45	$31	$14
2014	$54	$35	$18
2015	$69	$41	$18
2016	$86	$44	$20
2017–2021	$761	$297	$128

Note 23: Commitments

A portion of our capital equipment and certain facilities are under operating leases that expire at various dates through 2028. Additionally, portions of our land are under leases that expire at various dates through 2062. Rental expense was $178 million in 2011 ($124 million in 2010 and $120 million in 2009).

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 31, 2011 (in millions):

000,000
Year Payable
2012	$183
2013	142
2014	112
2015	81
2016	53
2017 and thereafter	136

Total	$707

Commitments for construction or purchase of property, plant and equipment totaled $4.7 billion as of December 31, 2011 ($4.6 billion as of December 25, 2010), substantially all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $1.0 billion as of December 31, 2011 (approximately $600 million as of December 25, 2010). Other purchase obligations and commitments include payments due under various types of licenses and agreements to purchase goods or services, as well as payments due under non-contingent funding obligations. Funding obligations include, for example, agreements to fund various projects with other companies. In addition, we have various contractual commitments with Micron and IMFT/IMFS. For further information on these contractual commitments, see “Note 11: Equity Method and Cost Method Investments.”

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24: Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

In May 2011, stockholders approved an extension of the 2006 Equity Incentive Plan (the 2006 Plan). Stockholders approved 168 million additional shares for issuance, increasing the total shares of common stock available for issuance as equity awards to employees and non-employee directors to 596 million shares. The approval also extended the expiration date of the 2006 Plan to June 2014. The maximum shares to be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units) was increased to 394 million shares. As of December 31, 2011, 307 million shares remained available for future grant under the 2006 Plan. We may assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once they are assumed, we do not grant additional shares under those plans.

In connection with our completed acquisitions of McAfee and Wind River Systems, we assumed their equity incentive plans and issued replacement awards in 2011 and 2009, respectively. The stock options and restricted stock units issued generally retain the terms and conditions of the respective plans under which they were originally granted.

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

We issue restricted stock units with both a market condition and a service condition (market-based restricted stock units), referred to in our 2011 Proxy Statement as outperformance stock units, to a small group of senior officers and non-employee directors. For market-based restricted stock units issued in 2011, the number of shares of Intel common stock to be received at vesting will range from 50% to 200% of the target amount, based on total stockholder return (TSR) on Intel common stock measured against the benchmark TSR of a peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid in this performance period. As of December 31, 2011, there were 4 million market-based restricted stock units outstanding. These market-based restricted stock units accrue dividend equivalents and generally vest three years and one month from the grant date.

Equity awards granted to employees in 2011 under our equity incentive plans generally vest over 4 years from the date of grant, and options expire 7 years from the date of grant, with the exception of market-based restricted stock units, a small number of restricted stock units granted to executive-level employees, and replacement awards related to acquisitions.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. In May 2011, stockholders approved an extension of the 2006 Stock Purchase Plan. Stockholders approved 133 million additional shares for issuance, increasing the total shares of common stock available for issuance to 373 million shares. The approval also extended the expiration date of the 2006 Stock Purchase Plan to August 2016. As of December 31, 2011, 254 million shares were available for issuance under the 2006 Stock Purchase Plan.

Share-Based Compensation

Share-based compensation recognized in 2011 was $1.1 billion ($917 million in 2010 and $889 million in 2009).

On a quarterly basis, we assess changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in 2011, 2010, and 2009 was not significant.

The total share-based compensation cost capitalized as part of inventory as of December 31, 2011 was $38 million ($48 million as of December 25, 2010 and $33 million as of December 26, 2009). During 2011, the tax benefit that we realized for the tax deduction from share-based awards totaled $327 million ($266 million in 2010 and $119 million in 2009).

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	000,000	000,000	000,000
	2011	2010	2009
Estimated values	$19.86	$22.56	$14.63
Risk-free interest rate	0.7%	1.1%	0.9%
Dividend yield	3.4%	2.6%	3.5%
Volatility	27%	31%	46%

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

	000,000	000,000	000,000	000,000	000,000	000,000
	Stock Options			Stock Purchase Plan
	2011	2010	2009	2011	2010	2009
Estimated values	$3.91	$4.82	$4.72	$4.69	$4.71	$4.14
Expected life (in years)	5.4	4.9	4.9	0.5	0.5	0.5
Risk-free interest rate	2.2%	2.5%	1.8%	0.2%	0.2%	0.4%
Volatility	27%	28%	46%	26%	32%	44%
Dividend yield	3.4%	2.7%	3.6%	3.6%	3.1%	3.6%

We base the expected volatility on implied volatility because we have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. Prior to 2011, we used the simplified method of calculating expected life due to significant differences in the vesting terms and contractual life of current option grants compared to our historical grants. In 2011, we began using historical option exercise data as the basis for determining expected life, as we believe we have sufficient historical data to provide a reasonable basis upon which to estimate the expected life input for valuing options using the Black-Scholes model.

Restricted Stock Unit Awards

Information with respect to outstanding restricted stock unit (RSU) activity is as follows:

	000,000	000,000
(In Millions, Except Per RSU Amounts)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 27, 2008	67.3	$20.18
Granted	60.0	$14.63
Assumed in acquisition	1.6	$17.52
Vested	(20.1)	$20.24
Forfeited	(3.4)	$18.19

December 26, 2009	105.4	$17.03
Granted	32.4	$22.56
Vested	(34.6)	$17.70
Forfeited	(3.4)	$17.98

December 25, 2010	99.8	$18.56
Granted	43.3	$19.86
Assumed in acquisition	5.8	$20.80
Vested	(37.5)	$18.60
Forfeited	(4.4)	$19.07

December 31, 2011	107.0	$19.18

Expected to vest as of December 31, 2011	101.0	$19.16

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate fair value of awards that vested in 2011 was $753 million ($808 million in 2010 and $320 million in 2009), which represents the market value of Intel common stock on the date that the restricted stock units vested. The grant date fair value of awards that vested in 2011 was $697 million ($612 million in 2010 and $407 million in 2009). The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. Restricted stock units that are expected to vest are net of estimated future forfeitures.

As of December 31, 2011, there was $1.3 billion in unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.2 years.

Stock Option Awards

As of December 31, 2011, options outstanding that have vested and are expected to vest are as follows:

	000,000	000,000	000,000	000,000
	Number of Options (In Millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Millions)
Vested	203.6	$20.44	2.2	$835
Expected to vest	89.5	$19.40	5.0	$434

Total	293.1	$20.12	3.1	$1,269

Aggregate intrinsic value represents the difference between the exercise price and $24.25, the closing price of Intel common stock on December 30, 2011, as reported on The NASDAQ Global Select Market, for all in-the-money options outstanding. Options outstanding that are expected to vest are net of estimated future option forfeitures.

Options with a fair value of $226 million completed vesting during 2011 ($240 million during 2010 and $288 million during 2009). As of December 31, 2011, there was $161 million in unrecognized compensation costs related to stock options granted under our equity incentive plans. We expect to recognize those costs over a weighted average period of 1.0 years.

Additional information with respect to stock option activity is as follows:

	000,000	000,000
(In Millions, Except Per Option Amounts)	Number of Options	Weighted Average Exercise Price
December 27, 2008	612.0	$27.70
Grants	118.5	$18.01
Assumed in acquisition	9.0	$15.42
Exercises	(3.6)	$15.90
Cancellations and forfeitures	(29.6)	$28.16
Exchanged	(217.4)	$26.75
Expirations	(37.6)	$31.92

December 26, 2009	451.3	$25.08
Grants	20.2	$23.25
Exercises	(16.6)	$18.36
Cancellations and forfeitures	(16.1)	$24.76
Expirations	(52.4)	$60.68

December 25, 2010	386.4	$20.45
Grants	14.7	$21.49
Assumed in acquisition	12.0	$15.80
Exercises	(86.3)	$20.06
Cancellations and forfeitures	(8.6)	$20.47
Expirations	(19.9)	$24.85

December 31, 2011	298.3	$20.12

Options exercisable as of:
December 26, 2009	297.7	$28.44
December 25, 2010	263.0	$21.03
December 31, 2011	203.6	$20.44

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value of stock option exercises in 2011 was $318 million ($65 million in 2010 and $13 million in 2009), which represents the difference between the exercise price and the value of Intel common stock at the time of exercise. Grants in 2009 include new stock options granted in connection with the Option Exchange.

The following table summarizes information about options outstanding as of December 31, 2011:

	000,000	000,000	000,000	000,000	000,000
	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares (In Millions)	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares (In Millions)	Weighted Average Exercise Price
$1.12–$15.00	4.9	4.7	$11.78	3.1	$11.52
$15.01–$20.00	156.9	3.6	$18.24	97.8	$18.37
$20.01–$25.00	119.3	2.5	$21.84	85.8	$21.68
$25.01–$30.00	15.7	1.8	$27.47	15.6	$27.47
$30.01–$35.46	1.5	0.9	$31.23	1.3	$31.16

Total	298.3	3.1	$20.12	203.6	$20.44

These options will expire if they are not exercised by specific dates through April 2021. Option exercise prices for options exercised during the three-year period ended December 31, 2011 ranged from $0.05 to $24.54.

Stock Purchase Plan

Approximately 70% of our employees were participating in our stock purchase plan as of December 31, 2011. Employees purchased 18.5 million shares in 2011 for $318 million under the 2006 Stock Purchase Plan (17.2 million shares for $281 million in 2010 and 30.9 million shares for $344 million in 2009). As of December 31, 2011, there was $13 million in unrecognized compensation costs related to rights to acquire common stock under our stock purchase plan. We expect to recognize those costs over a period of approximately one and a half months.

Note 25: Common Stock Repurchases

Common Stock Repurchase Program

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. This amount includes $20 billion of increases in the authorization limit approved by our Board of Directors in 2011. As of December 31, 2011, $10.1 billion remained available for repurchase under the existing repurchase authorization limit. During 2011, we repurchased 642.3 million shares of common stock at a cost of $14.1 billion. During 2010, we repurchased 70.3 million shares of common stock at a cost of $1.5 billion. We utilized the majority of the proceeds from the issuance of the 2009 debentures to repurchase 88.2 million shares at a cost of $1.7 billion during 2009 (for further information on the issuance of the 2009 debentures, see “Note 21: Borrowings”). We have repurchased 4.1 billion shares at a cost of $84 billion since the program began in 1990.

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During 2011, we withheld 10.3 million shares (10.1 million shares during 2010 and 5.8 million shares during 2009) to satisfy $207 million ($236 million during 2010 and $92 million during 2009) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

	000,000	000,000	000,000
(In Millions, Except Per Share Amounts)	2011	2010	2009
Net income available to common stockholders	$12,942	$11,464	$4,369
Weighted average common shares outstanding—basic	5,256	5,555	5,557
Dilutive effect of employee equity incentive plans	101	89	37
Dilutive effect of convertible debt	54	52	51

Weighted average common shares outstanding—diluted	5,411	5,696	5,645

Basic earnings per common share	$2.46	$2.06	$0.79

Diluted earnings per common share	$2.39	$2.01	$0.77

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

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares are determined by applying the if-converted method for the 2005 debentures. However, as our 2009 debentures require settlement of the principal amount of the debt in cash upon conversion, with the conversion premium paid in cash or stock at our option, potentially dilutive common shares for the 2009 debentures are determined by applying the treasury stock method. For further discussion on the specific conversion features of our 2005 and 2009 debentures, see “Note 21: Borrowings.”

For 2011, we excluded 90 million outstanding weighted average stock options (161 million in 2010 and 486 million in 2009) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of the options. In 2011, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. In 2010 and 2009, we excluded the 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive, and we could potentially exclude the 2009 debentures again in the future if the average market price is below the conversion price.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 27: Comprehensive Income

The components of total comprehensive income were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Net income	$12,942	$11,464	$4,369
Other comprehensive income (loss)	(1,114)	(60)	786

Total comprehensive income	$11,828	$11,404	$5,155

The components of other comprehensive income (loss) and related tax effects were as follows:

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	2011			2010			2009
(In Millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Change in unrealized holding gain (loss) on investments	$35	$(13)	$22	$311	$(111)	$200	$578	$(210)	$368
Less: adjustment for (gain) loss on investments included in net income	(299)	107	(192)	(94)	34	(60)	50	(18)	32
Change in deferred tax asset valuation allowance	—	—	—	—	72	72	—	152	152
Less: adjustment for (gain) loss on deferred tax asset valuation allowance included in net income	—	(99)	(99)	—	(15)	(15)	—	(6)	(6)
Change in unrealized holding gain (loss) on derivatives	20	(16)	4	73	(23)	50	75	(4)	71
Less: adjustment for amortization of (gain) loss on derivatives	(161)	38	(123)	(80)	17	(63)	22	(1)	21
Change in prior service costs	—	—	—	(67)	24	(43)	21	(7)	14
Less: adjustment for amortization of prior service costs	7	(3)	4	7	(3)	4	(1)	—	(1)
Change in actuarial loss	(900)	284	(616)	(300)	81	(219)	132	(15)	117
Less: adjustment for amortization of actuarial loss	43	(15)	28	22	(8)	14	26	(8)	18
Change in net foreign currency translation adjustment	(155)	13	(142)	—	—	—	—	—	—

Total other comprehensive income (loss)	$(1,410)	$296	$(1,114)	$(128)	$68	$(60)	$903	$(117)	$786

The change in deferred tax asset valuation allowance in the preceding table is related to the reversal of a portion of our deferred tax asset valuation allowance attributed to changes in unrealized holding gains on our available-for-sale investments. The amount is reduced and included in our provision for taxes as these investments are sold or mature.

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	000,000	000,000
(In Millions)	2011	2010
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$231	$401
Accumulated net deferred tax asset valuation allowance	104	203
Accumulated net unrealized holding gain on derivatives	8	127
Accumulated net prior service costs	(32)	(36)
Accumulated net actuarial losses	(950)	(362)
Accumulated net foreign currency translation adjustment	(142)	—

Total accumulated other comprehensive income (loss)	$(781)	$333

The estimated net prior service cost and actuarial loss for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2012 are $5 million and $91 million, respectively.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 28: Taxes

Income before taxes and the provision for taxes consisted of the following:

	000,000	000,000	000,000
(Dollars in Millions)	2011	2010	2009
Income before taxes:
U.S.	$14,659	$13,926	$3,229
Non-U.S.	3,122	2,119	2,475

Total income before taxes	$17,781	$16,045	$5,704

Provision for taxes:
Current:
Federal	$3,212	$4,049	$604
State	104	51	(2)
Non-U.S.	374	359	336

Total current provision for taxes	$3,690	$4,459	$938

Deferred:
Federal	$1,175	$187	$355
Other	(26)	(65)	42

Total deferred provision for taxes	$1,149	$122	$397

Total provision for taxes	$4,839	$4,581	$1,335

Effective tax rate	27.2%	28.6%	23.4%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before income taxes (effective tax rate) was as follows:
(In Percentages)	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Non-U.S. income taxed at different rates	(4.4)	(3.4)	(12.4)
Domestic manufacturing deduction benefit	(1.9)	(2.1)	(1.5)
Research and development tax credits	(1.0)	(0.9)	(2.0)
Settlements, effective settlements, and related remeasurements	(0.3)	(0.3)	(6.4)
European Commission fine	—	—	8.9
Other	(0.2)	0.3	1.8

Effective tax rate	27.2%	28.6%	23.4%

Income in certain foreign countries is fully exempt from income taxes for a limited period of time due to eligible activities and certain capital investment actions. These full tax exemptions expire at various dates through 2020; however, the exemptions in certain countries are eligible for renewal. In 2011, the tax benefit attributable to tax holidays was $554 million with a $0.10 impact on diluted earnings per share. The tax holiday benefits for 2010 and 2009 were $256 million ($0.04 per diluted share) and $115 million ($0.02 per diluted share), respectively.

During 2011, net income tax deficiencies attributable to equity-based compensation transactions that were allocated to stockholders’ equity totaled $18 million (net benefits of $40 million in 2010 and net deficiencies of $41 million in 2009).

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at year-ends were as follows:

	000,000	000,000
(In Millions)	2011	2010
Deferred tax assets
Accrued compensation and other benefits	$1,016	$675
Share-based compensation	732	782
Deferred income	616	240
Inventory	613	95
Unrealized losses on investments and derivatives	293	375
State credits and net operating losses	230	158
Other, net	756	544

Gross deferred tax assets	4,256	2,869
Valuation allowance	(373)	(252)

Total deferred tax assets	$3,883	$2,617

Deferred tax liabilities
Property, plant and equipment	$(2,329)	$(564)
Licenses and intangibles	(915)	(135)
Convertible debt	(799)	(740)
Investment in foreign subsidiaries	(214)	(52)
Other, net	(208)	(275)

Total deferred tax liabilities	$(4,465)	$(1,766)

Net deferred tax assets (liabilities)	$(582)	$851

Reported as:
Current deferred tax assets	$1,700	$1,488
Non-current deferred tax assets	335	289
Non-current deferred tax liabilities	(2,617)	(926)

Net deferred tax assets (liabilities)	$(582)	$851

Non-current deferred tax assets are included within other long-term assets on the consolidated balance sheets.

The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance as of December 31, 2011 included allowances related to unrealized state credit carryforwards of $215 million and matters related to our non-U.S. subsidiaries of $158 million.

As of December 31, 2011, our federal, state, and foreign net operating loss carryforwards for income tax purposes were approximately $317 million, $320 million, and $793 million, respectively. The majority of the foreign net operating loss carryforwards have no expiration date. The remaining foreign as well as the U.S. federal and state net operating loss carryforwards expire at various dates through 2032. A significant amount of the net operating loss carryforwards in the U.S. relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. The foreign net operating loss carryforwards include $491 million that is not likely to be recovered and has been reduced by a valuation allowance.

As of December 31, 2011, we had not recognized U.S. deferred income taxes on a cumulative total of $14.2 billion of undistributed earnings for certain non-U.S. subsidiaries and $2.8 billion of other basis differences of our investments in certain non-U.S. subsidiaries primarily related to McAfee. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings and other basis differences in operations outside the U.S.

Long-term income taxes payable of $165 million as of December 31, 2011 ($190 million as of December 25, 2010), within other long-term liabilities, includes uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid.

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Beginning gross unrecognized tax benefits	$216	$220	$744
Settlements and effective settlements with tax authorities and related remeasurements	(63)	(73)	(526)
Lapse of statute of limitations	(17)	—	—
Increases in balances related to tax positions taken during prior periods	91	28	28
Decreases in balances related to tax positions taken during prior periods	(21)	(30)	(58)
Increases in balances related to tax positions taken during current period	6	71	32

Ending gross unrecognized tax benefits	$212	$216	$220

During 2011, we settled and effectively settled matters with the U.S. Internal Revenue Service and certain state tax authorities related to tax positions taken during prior periods. The result of the settlements, effective settlements, and resulting remeasurements was a reduction of $63 million in the balance of our gross unrecognized tax benefits ($73 million in 2010, $526 million in 2009), $61 million of which resulted in a tax benefit for 2011 ($48 million for 2010, $366 million for 2009).

If the remaining balance of $212 million of unrecognized tax benefits as of December 31, 2011 ($216 million as of December 25, 2010) were realized in a future period, it would result in a tax benefit of $92 million and a reduction in the effective tax rate ($124 million as of December 25, 2010).

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. In 2011, we recognized an expense of $24 million, primarily due to the accrual of interest and penalties related to foreign unrecognized tax benefits. In 2009, we recognized a net benefit of $62 million, primarily due to the reversal of accrued interest and penalties related to settled and effectively settled matters described above (insignificant for 2010). As of December 31, 2011, we had $90 million of accrued interest and penalties related to unrecognized tax benefits ($49 million as of December 25, 2010).

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

We file U.S. federal, U.S. state, and non-U.S. tax returns. For U.S. state and non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to 2001. For U.S. federal tax returns, we are no longer subject to tax examination for years prior to 2008.

Note 29: Contingencies

Legal Proceedings

We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages, and in matters for which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies such as compulsory licensing of IP. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial position, and overall trends. It is also possible that we could conclude it is in the best interests of our stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments; however, we have not reached this conclusion with respect to any particular matter at this time.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

competing against what is referred to as general-purpose graphics processing units, including certain licensing practices and our actions in connection with developing and disclosing potentially competitive technology.

We believe that we compete lawfully and that our marketing, business, IP, and other challenged practices benefit our customers and our stockholders, and we will continue to conduct a vigorous defense in these proceedings. While we have settled some of these matters, the distractions caused by challenges to our conduct from the remaining matters are undesirable, and the legal and other costs associated with defending and resolving our position have been and continue to be significant. We assume that these challenges could continue for a number of years and may require the investment of substantial additional management time and substantial financial resources to explain and defend our position.

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

In November 2009, the State of New York filed a lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleged that we violated federal antitrust laws; the New York Donnelly Act, which prohibits contracts or agreements to monopolize; and the New York Executive Law, which proscribes underlying violations of federal and state antitrust laws. The lawsuit alleged that we engaged in a systematic worldwide campaign of illegal, exclusionary conduct to maintain monopoly power and prices in the market for x86 microprocessors through the use of various alleged actions, including exclusive or near-exclusive agreements from large computer makers in exchange for “loyalty payments” and “bribes,” and other alleged threats and retaliation. New York claimed that our alleged actions harmed New York consumers, competition, and innovation. The complaint sought a declaration that our alleged actions violated federal and New York antitrust laws and New York Executive Law; an injunction to prevent further alleged unlawful acts; damages in an amount to be proven at trial based on alleged overcharges on purchases of computers containing Intel microprocessors by New York state agencies and non-state entities, as well as by individual New York consumers, trebled as provided for by law under the Sherman

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Act or Donnelly Act, restitution, and disgorgement; $1 million in civil penalties for alleged violations of the Donnelly Act; and attorneys’ fees and costs. We disagreed with the State of New York’s allegations and claims, and noted that we intended to conduct a vigorous defense of the lawsuit. We filed our answer in January 2010.

In December 2010, the State of New York requested the court’s permission to amend its complaint to expand the scope of parties covered by its Donnelly Act and Executive Law claims to include small and medium businesses operating within the state of New York. We opposed that request, and in May 2011, the court denied the State of New York permission to amend its complaint. In May 2011, we filed three motions: the first seeking partial summary judgment on any claims for damages under the Sherman Act based on purchases of computers containing Intel microprocessors not made within four years of the filing of the complaint, and any claims for damages under the Donnelly Act and Executive Law based on purchases not made within three years of the filing of the complaint; the second seeking dismissal of all claims brought on behalf of non-State of New York public entities on the ground that the State of New York did not obtain proper requests to represent them; and the third seeking judgment on the pleadings on the ground that the State of New York could not recover damages on behalf of New York consumers for certain claims. The court granted each of these motions in December 2011. These rulings greatly reduced the scope of the New York Attorney General’s lawsuit. In addition, in October 2011, we filed two other motions for summary judgment and a motion seeking to exclude the opinions and testimony of New York’s economic expert. We sought summary judgment on the grounds that each of New York’s claims lacked legal merit because our discounted prices challenged in the lawsuit were lawful and that New York could not establish antitrust injury because, among other things, it had no evidence of any harm to competition from our alleged actions.

In February 2012, we announced a settlement of the lawsuit. The agreement, which followed the court’s December 2011 rulings in Intel’s favor, expressly states that Intel does not admit either any violation of law or that the allegations in the complaint are true, and it calls for no changes to the way Intel does business. The agreement includes a payment of $6.5 million from Intel that is intended only to cover some of the costs incurred by the State of New York in the litigation. New York agreed to dismiss its action with prejudice, close any pending investigations arising out of the allegations of the complaint and those previously investigated by the Federal Trade Commission, and provide a release of claims against Intel and a covenant not to sue. New York also agreed to seek and obtain separate releases from non-state entities that receive any portion of the settlement fund.

At least 82 separate class actions have been filed in the U.S. District Courts for the Northern District of California, Southern District of California, District of Idaho, District of Nebraska, District of New Mexico, District of Maine, and District of Delaware, as well as in various California, Kansas, and Tennessee state courts. These actions generally repeat the allegations made in a now-settled lawsuit filed against Intel by AMD in June 2005 in the U.S. District Court for the District of Delaware (AMD litigation). Like the AMD litigation, these class-action suits allege that Intel engaged in various actions in violation of the Sherman Act and other laws by, among other things, providing discounts and rebates to our manufacturer and distributor customers conditioned on exclusive or near-exclusive dealings that allegedly unfairly interfered with AMD’s ability to sell its microprocessors, interfering with certain AMD product launches, and interfering with AMD’s participation in certain industry standards-setting groups. The class actions allege various consumer injuries, including that consumers in various states have been injured by paying higher prices for computers containing our microprocessors. We dispute the class-action claims and intend to defend the lawsuits vigorously.

All of the federal class actions and the Kansas and Tennessee state court class actions have been transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court has appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain PCs containing products sold by Intel. In July 2010, the Special Master issued a Report and Recommendation (Class Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master’s Class Report, and a hearing on these objections was held in March 2011. The Delaware district court has not yet ruled on those objections. All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the court in the California actions has agreed to delay ruling on this motion until after the Delaware district court rules on the similar motion in the MDL proceedings. Based on the procedural posture and the nature of the cases, including, but not limited to, the fact that the Special Master’s Class Report is on review in the Delaware district court, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.

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

Frank T. Shum v. Intel Corporation, Jean-Marc Verdiell, and LightLogic, Inc.

We acquired LightLogic, Inc. in May 2001. Frank Shum subsequently sued us, LightLogic, and LightLogic’s founder, Jean-Marc Verdiell, claiming that much of LightLogic’s IP is based on alleged inventions that Shum conceived while he and Verdiell were partners at Radiance Design, Inc. Shum has alleged claims for fraud, breach of fiduciary duty, fraudulent concealment, and breach of contract. Shum also seeks alleged correction of inventorship of seven patents acquired by us as part of the LightLogic acquisition. In January 2005, the U.S. District Court for the Northern District of California denied Shum’s inventorship claim, and thereafter granted our motion for summary judgment on Shum’s remaining claims. In August 2007, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s rulings and remanded the case for further proceedings. In October 2008, the District Court granted our motion for summary judgment on Shum’s claims for breach of fiduciary duty and fraudulent concealment, but denied our motion on Shum’s remaining claims. A jury trial on Shum’s remaining claims took place in November and December 2008. In pre-trial proceedings and at trial, Shum requested monetary damages against the defendants in amounts ranging from $31 million to $931 million, and his final request to the jury was for as much as $175 million. Following deliberations, the jury was unable to reach a verdict on most of the claims. With respect to Shum’s claim that he is the proper inventor on certain LightLogic patents now assigned to us, the jury agreed with Shum on some of those claims and was unable to reach a verdict regarding the remaining claims. In April 2009, the court granted defendants’ motions for judgment as a matter of law. Shum appealed that ruling to the U.S. Court of Appeals for the Federal Circuit, which heard oral arguments in August 2010 and affirmed the trial court’s orders in favor of Intel in December 2010. In January 2011, Shum petitioned the Federal Circuit for a re-hearing and re-hearing en banc. In February 2011, the Federal Circuit denied Shum’s request. Shum petitioned the U.S. Supreme Court for review in May 2011, and we filed our response in August 2011. The U.S. Supreme Court denied certiorari in October 2011, ending the matter.

Note 30: Operating Segment and Geographic Information

Our operating segments in effect as of December 31, 2011 include:

•	PC Client Group
•	Data Center Group
•	Intel Mobile Communications
•	Intelligent Systems Group
•	Netbook and Tablet Group
•	Ultra-Mobility Group
•	McAfee
•	Wind River Software Group
•	Software and Services Group
•	Non-Volatile Memory Solutions Group

In the first quarter of 2011, we formed the Netbook and Tablet Group, which includes platforms designed for the netbook and tablet market segments, and we divested the Digital Health Group (for further information see “Note 15: Divestitures”). In the fourth quarter of 2011, we combined the Digital Home Group within the Netbook and Tablet Group. Prior-period amounts have been adjusted retrospectively to reflect these operating segment changes as well as other minor reorganizations. Additionally, in the first quarter of 2011, we formed the Intel Mobile Communications and McAfee operating segments as a result of acquisitions (for further information see “Note 14: Acquisitions”).

The Chief Operating Decision Maker (CODM) is our President and CEO. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our PC Client Group and our Data Center Group are reportable operating segments. We also aggregate and disclose the financial results of the following non-reportable operating segments: Intel Mobile Communications, Intelligent Systems Group (formerly known as the Embedded and Communications Group), Netbook and Tablet Group, and Ultra-Mobility Group. We also aggregate and disclose the financial results of the following non-reportable operating segments within “software and services operating segments”: McAfee, Wind River Software Group, and Software and Services Group. Each of these aggregated operating segments does not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the aggregation of these non-reportable operating segments. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

•	PC Client Group. Includes platforms designed for the notebook and desktop (including high-end enthusiast PCs) market segments; and wireless connectivity products.
•	Data Center Group. Includes platforms designed for the server, workstation, and storage computing market segments; and wired network connectivity products.
•

Other Intel architecture operating segments.  Includes mobile phone components such as baseband processors, radio frequency transceivers, and power management chips; platforms designed for embedded applications; platforms for the netbook and tablet market segments; and products designed for the smartphone market segment.

•

Software and services operating segments.  Includes software products for endpoint security, network and content security, risk and compliance, and consumer and mobile security from our McAfee business; software optimized products for the embedded and mobile market segments; and software products and services that promote Intel® architecture as the platform of choice for software development.

We have sales and marketing, manufacturing, finance, and administration groups. Expenses for these groups are generally allocated to the operating segments, and the expenses are included in the operating results reported below.

During 2009, we incurred charges of $1.447 billion as a result of the fine from the EC and $1.25 billion as a result of our legal settlement with AMD. These charges were included in the “All other” category. Additionally, the “All other” category includes revenue, expenses, and charges such as:

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

Net revenue and operating income (loss) for the three years ended December 31, 2011 were as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Net revenue
PC Client Group	$35,406	$30,327	$24,894
Data Center Group	10,129	8,693	6,450
Other Intel architecture operating segments	5,005	3,055	2,683
Software and services operating segments	1,870	264	115
All other	1,589	1,284	985

Total net revenue	$53,999	$43,623	$35,127

Operating income (loss)
PC Client Group	$14,793	$12,971	$7,441
Data Center Group	5,100	4,388	2,289
Other Intel architecture operating segments	(577)	270	(45)
Software and services operating segments	(32)	(175)	(100)
All other	(1,807)	(1,866)	(3,874)

Total operating income	$17,477	$15,588	$5,711

INTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2011, Hewlett-Packard Company accounted for 19% of our net revenue (21% in 2010 and 2009), and Dell Inc. accounted for 15% of our net revenue (17% in 2010 and 2009). The majority of the revenue from these customers was from the sale of platforms and other components by the PC Client Group and the Data Center Group operating segments.

Geographic revenue information for the three years ended December 31, 2011 is based on the location of the customer. Revenue from unaffiliated customers was as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
Asia-Pacific (geographic region/country)
Taiwan	$17,076	$14,498	$10,574
China (including Hong Kong)	8,114	7,195	5,835
Other Asia-Pacific	5,532	3,279	2,933

	30,722	24,972	19,342
Americas (geographic region/country)
United States	8,411	6,549	5,280
Other Americas	2,887	2,066	1,838

	11,298	8,615	7,118
Europe	6,955	5,606	5,278
Japan	5,024	4,430	3,389

Total net revenue	$53,999	$43,623	$35,127

Revenue from unaffiliated customers outside the U.S. totaled $45,588 million in 2011 ($37,074 million in 2010 and $29,847 million in 2009).

Net property, plant and equipment by country was as follows:

	000,000	000,000	000,000
(In Millions)	2011	2010	2009
United States	$16,448	$12,652	$11,644
Israel	3,356	2,087	2,567
Other countries	3,823	3,160	3,014

Total property, plant and equipment, net	$23,627	$17,899	$17,225

Net property, plant and equipment outside the U.S. totaled $7,179 million in 2011 ($5,247 million in 2010 and $5,581 million in 2009).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation

We have audited the accompanying consolidated balance sheets of Intel Corporation as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intel Corporation at December 31, 2011 and December 25, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intel Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

San Jose, California

February 23, 2012

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intel Corporation

We have audited Intel Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Intel Corporation and our report dated February 23, 2012 expressed an unqualified opinion thereon.

San Jose, California

February 23, 2012

INTEL CORPORATION

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	000,000	000,000	000,000	000,000
2011 for Quarter Ended (In Millions, Except Per Share Amounts)	December 31	October 1	July 2	April 2
Net revenue	$13,887	$14,233	$13,032	$12,847
Gross margin	$8,952	$9,018	$7,902	$7,885
Net income	$3,360	$3,468	$2,954	$3,160
Basic earnings per common share	$0.66	$0.67	$0.56	$0.58
Diluted earnings per common share	$0.64	$0.65	$0.54	$0.56
Dividends per common share
Declared	$—	$0.42	$—	$0.3624
Paid	$0.21	$0.21	$0.1812	$0.1812
Market price range common stock[1]
High	$25.66	$23.23	$23.88	$22.14
Low	$20.62	$19.19	$19.49	$19.72

2010 for Quarter Ended (In Millions, Except Per Share Amounts)	December 25	September 25	June 26	March 27
Net revenue	$11,457	$11,102	$10,765	$10,299
Gross margin	$7,406	$7,321	$7,235	$6,529
Net income	$3,180	$2,955	$2,887	$2,442
Basic earnings per common share	$0.57	$0.53	$0.52	$0.44
Diluted earnings per common share	$0.56	$0.52	$0.51	$0.43
Dividends per common share
Declared	$—	$0.315	$—	$0.315
Paid	$0.1575	$0.1575	$0.1575	$0.1575
Market price range common stock[1]
High	$21.91	$21.78	$24.22	$22.67
Low	$18.87	$17.67	$19.93	$19.02

[1]	Intel’s common stock (symbol INTC) trades on The NASDAQ Global Select Market. All stock prices are closing prices per The NASDAQ Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2012 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2012 Proxy Statement is incorporated by reference in this section.

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

The information appearing in our 2012 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2012 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

Information as of December 31, 2011 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in millions):

	000,000		000,000	000,000
Plan Category	(A) Number of Shares to Be Issued Upon Exercise of Outstanding Options and Rights		(B) Weighted Average Exercise Price of Outstanding Options[1]	(C) Number of Shares Remaining Available for Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column A)
2006 Equity Incentive Plan				302.2	[2]
2006 Stock Purchase Plan				254.3

Equity incentive plans approved by stockholders	322.7	[3]	$20.09	556.5
Equity incentive plans not approved by stockholders	87.1	[4]	$20.19	—

Total	409.8		$20.12	556.5

[1]	The weighted average exercise price does not take into account the shares issuable upon outstanding RSUs vesting, which have no exercise price.

[2]

Assumes shares will be issued at the maximum vesting amount for outstanding outperformance stock units (OSUs). If it is assumed that shares will be issued at the target vesting amount for outstanding OSUs, an additional 4.5 million shares would be included in the shares available for future issuance amount for a total of 307 million shares. A maximum of 394 million shares could be awarded as restricted stock or RSUs under the 2006 Equity Incentive Plan.

[3]

Includes 107.4 million shares granted under the 2006 Equity Incentive Plan that are issuable upon RSUs vesting, including a maximum of 9.0 million shares that could be issued at the end of the requisite period for outstanding OSUs. The remaining balance consists of outstanding stock option grants.

[4]

Includes shares available upon exercise of stock options granted under our 1997 Stock Option Plan, which was not required to be approved by stockholders. The 1997 Stock Option Plan was terminated as to future grants in May 2004. In addition, it includes 4.1 million shares issuable upon RSUs vesting that were originally granted under plans that we assumed in connection with acquisitions; and 10.4 million shares issuable under outstanding options, with a weighted average exercise price of $15.86, also assumed in connection with acquisitions.

The 1997 Stock Option Plan (1997 Plan) provided for the grant of stock options to employees other than officers and directors. The 1997 Plan, which was not approved by stockholders, was terminated as to future grants in May 2004. The 1997 Plan is administered by the Board’s Compensation Committee, which has the power to determine matters related to outstanding stock option awards under the 1997 Plan, including conditions of vesting and exercise. Stock options granted under the 1997 Plan expire no later than 10 years from the grant date. Stock options granted under the 1997 Plan generally vest in increments over four or five years from the date of grant. Grants to key employees may have delayed vesting, generally beginning six years from the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2012 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2012 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K.

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

Intel, the Intel logo, Celeron, Intel Core, Core Inside, Intel Atom, Intel Atom Inside, Intel Inside, Intel Inside logo, Intel vPro, Intel Xeon, Xeon Inside, Itanium, Pentium, Thunderbolt, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.

*	Other names and brands may be claimed as the property of others.

INTEL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011, December 25, 2010, and December 26, 2009

(In Millions)

	000,000	000,000	000,000	000,000
	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Allowance for doubtful receivables
2011	$28	$8	$—	$36
2010	$19	$9	$—	$28
2009	$17	$3	$(1)	$19
Valuation allowance for deferred tax assets
2011	$252	$121	$—	$373
2010	$329	$14	$(91)	$252
2009	$358	$91	$(120)	$329

Deductions in allowance for doubtful receivables represent uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006
3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011
4.2.1	Indenture for the Registrant’s 2.95% Junior Subordinated Convertible Debentures due 2035 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.), dated as of December 16, 2005 (the “Convertible Note Indenture”)	10-K	000-06217	4.2	2/27/2006
4.2.2	Indenture dated as of March 29, 2006 between Intel Corporation and Wells Fargo Bank, National Association (as successor to Citibank N.A.) (the “Open-Ended Indenture”)	S-3ASR	333-132865	4.4	3/30/2006
4.2.3	First Supplemental Indenture to Convertible Note Indenture, dated as of July 25, 2007	10-K	000-06217	4.2.3	2/20/2008
4.2.4	First Supplemental Indenture to Open-Ended Indenture, dated as of December 3, 2007	10-K	000-06217	4.2.4	2/20/2008
4.2.5	Indenture for the Registrant’s 3.25% Junior Subordinated Convertible Debentures due 2039 between Intel Corporation and Wells Fargo Bank, National Association, dated as of July 27, 2009	10-Q	000-06217	4.1	11/2/2009
4.2.6	Second Supplemental Indenture to Open-Ended Indenture for the Registrant’s 1.95% Senior Notes due 2016, 3.30% Senior Notes due 2021, and 4.80% Senior Notes due 2041, dated as of September 19, 2011	8-K	000-06217	4.01	9/19/2011
10.1**	Intel Corporation 1984 Stock Option Plan, as amended and restated effective July 16, 1997	10-Q	333-45395	10.1	8/11/1998
10.2	Intel Corporation 1997 Stock Option Plan, as amended and restated effective July 16, 1997	10-K	000-06217	10.7	3/11/2003
10.3**	Intel Corporation 2004 Equity Incentive Plan, effective May 19, 2004	10-Q	000-06217	10.3	8/2/2004
10.4**	Notice of Grant of Non-Qualified Stock Option under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.7	8/2/2004
10.5**	Standard Terms and Conditions Relating to Non-Qualified Stock Options granted to U.S. employees on and after May 19, 2004 under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.5	8/2/2004
10.6**	Standard International Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.6	8/2/2004
10.7**	Intel Corporation Non-Employee Director Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	10-Q	000-06217	10.4	8/2/2004
10.8**	Form of ELTSOP Non-Qualified Stock Option Agreement under the Intel Corporation 2004 Equity Incentive Plan	8-K	000-06217	10.1	10/12/2004
10.9**	Intel Corporation 2004 Equity Incentive Plan, as amended and restated, effective May 18, 2005	8-K	000-06217	10.1	5/20/2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.10**	Form of Notice of Grant of Restricted Stock Units	8-K	000-06217	10.5	2/9/2006
10.11**	Form of Intel Corporation Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan	10-K	000-06217	10.16	2/27/2006
10.12**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan (other than grants made under the SOP Plus or ELTSOP programs)	10-Q	000-06217	10.6	5/8/2006
10.13**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after February 1, 2006 under the Intel Corporation 2004 Equity Incentive Plan for grants formerly known as ELTSOP Grants	10-Q	000-06217	10.13	5/8/2006
10.14**	Standard International Nonqualified Stock Option Agreement under the 2004 Equity Incentive Plan (for grants after February 1, 2006 under the ELTSOP Program)	10-Q	000-06217	10.15	5/8/2006
10.15**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions	10-Q	000-06217	10.5	5/2/2008
10.16**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated, effective May 17, 2006	8-K	000-06217	10.1	5/22/2006
10.17**	Form of Notice of Grant—Restricted Stock Units	8-K	000-06217	10.13	7/6/2006
10.18**	Form of Notice of Grant—Nonqualified Stock Options	8-K	000-06217	10.24	7/6/2006
10.19**	Terms and Conditions relating to Restricted Stock Units granted on and after May 17, 2006 to U.S. employees under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.7	7/6/2006
10.20**	International Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for grants under the ELTSOP program after May 17, 2006)	8-K	000-06217	10.8	7/6/2006
10.21**	Intel Corporation 2006 Equity Incentive Plan Terms and Conditions Relating to Restricted Stock Units Granted to Paul S. Otellini on April 17, 2008 under the Intel Corporation 2006 Equity Incentive Plan (under the ELTSOP RSU Program)	8-K	000-06217	99.1	4/17/2008
10.22**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the standard program)	8-K	000-06217	10.14	7/6/2006
10.23**	Standard International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants under the standard program after May 17, 2006)	8-K	000-06217	10.15	7/6/2006
10.24**	Form of Stock Option Agreement with Continued Post-Retirement Exercisability	10-Q	000-06217	10.3	5/2/2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.25**	Terms and Conditions relating to Nonqualified Stock Options granted to U.S. employees on and after May 17, 2006 under the Intel Corporation 2006 Equity Incentive Plan (for grants under the ELTSOP Program)	8-K	000-06217	10.19	7/6/2006
10.26**	International Nonqualified Stock Option Agreement under the 2006 Equity Incentive Plan (for grants after May 17, 2006 under the ELTSOP Program)	8-K	000-06217	10.2	7/6/2006
10.27**	Amendment of Stock Option and Restricted Stock Unit Agreements with the Elimination of Leave of Absence Provisions and the Addition of the Ability to Change the Grant Agreement as Laws Change	10-Q	000-06217	10.6	5/2/2008
10.28**	Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini on January 18, 2007 under the Intel Corporation 2006 Equity Incentive Plan	10-K	000-06217	10.42	2/26/2007
10.29**	Intel Corporation 2006 Equity Incentive Plan As Amended and Restated effective May 16, 2007	8-K	000-06217	10.1	5/16/2007
10.30**	Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2007	8-K	000-06217	10.2	5/16/2007
10.31**	Amendment to the Intel Corporation 2007 Executive Officer Incentive Plan, effective as of January 1, 2012					X
10.32**	Intel Corporation Deferral Plan for Outside Directors, effective July 1, 1998	10-K	333-45395	10.6	3/26/1999
10.33**	Intel Corporation Sheltered Employee Retirement Plan Plus, as amended and restated effective January 1, 2009	S-8	333-172024	99.1	2/2/2011
10.34**	Form of Indemnification Agreement with Directors and Executive Officers	10-K	000-06217	10.15	2/22/2005
10.35**	Listed Officer Compensation	10-Q	000-06217	10.1	5/3/2007
10.36**	Intel Corporation 2006 Stock Purchase Plan, effective May 17, 2006	S-8	333-135178	99.1	6/21/2006
10.37**	Amendment to the Intel Corporation 2006 Stock Purchase Plan, effective February 20, 2009	10-K	000-06217	10.45	2/23/2009
10.38**	Summary of Intel Corporation Non-Employee Director Compensation	8-K	000-06217	10.1	7/14/2006
10.39**	Intel Corporation 2006 Deferral Plan for Outside Directors, effective November 15, 2006	10-K	000-06217	10.41	2/26/2007
10.40**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after March 27, 2009 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)	10-Q	000-06217	10.1	4/30/2009
10.41**	Standard International Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the standard OSU program)	10-Q	000-06217	10.2	4/30/2009
10.42**	Form of Terms and Conditions Relating to Nonqualified Options Granted to Paul Otellini under the Intel Corporation 2006 Equity Incentive Plan	10-Q	000-06217	10.3	4/30/2009
10.43**	Intel Corporation 2006 Equity Incentive Plan, as amended and restated effective May 20, 2009	8-K	000-06217	10.1	5/22/2009

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.44**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 17, 2008)	10-Q	000-06217	10.1	8/3/2009
10.45**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after March 27, 2009 under the OSU program)	10-Q	000-06217	10.2	8/3/2009
10.46**	Form of Notice of Grant – Restricted Stock Units	10-Q	000-06217	10.3	8/3/2009
10.47**	Standard Terms and Conditions relating to Restricted Stock Units granted on and after January 22, 2010 under the Intel Corporation Equity Incentive Plan (standard OSU program)	10-K	000-06217	10.48	2/22/2010
10.48**	Intel Corporation Restricted Stock Unit Agreement under the Intel Corporation 2006 Equity Incentive Plan (for RSUs granted after January 22, 2010 under the standard OSU program)	10-K	000-06217	10.49	2/22/2010
10.49**	Standard Terms and Conditions relating to Non-Qualified Stock Options granted to A. Douglas Melamed on January 22, 2010 under the Intel Corporation 2006 Equity Incentive Plan (standard option program)	10-K	000-06217	10.5	2/22/2010
10.50**	Intel Corporation Non-Employee Director Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after July 1, 2010 under the OSU program)	10-Q	000-06217	10.1	7/30/2010
10.51**	Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard MCM-RSU program)	8-K	000-06217	99.1	1/26/2011
10.52**	Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted after January 20, 2011 under the standard OSU program)	8-K	000-06217	99.2	1/26/2011
10.53**	Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the Intel Corporation 2006 Equity Incentive Plan (standard OSU program)	8-K	000-06217	99.3	1/26/2011
10.54**	Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 20, 2011 under the Intel Corporation 2006 Equity Incentive Plan (standard MCM-RSU program)	8-K	000-06217	99.4	1/26/2011
10.55**	Intel Corporation 2006 Equity Incentive Plan as Amended and Restated Effective May 19, 2011	S-8	333-175123	99.1	6/24/2011
10.56**	Restricted Stock Unit Agreement under the 2006 Equity Incentive Plan (for RSUs granted on or after January 24, 2012 with Year 2 to Year 5 Vesting)					X
10.57**	Standard Terms and Conditions Relating to Restricted Stock Units Granted on and after January 24, 2012 under the Intel Corporation 2006 Equity Incentive Plan (Year 2 to 5 Vesting)					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.58**	Intel Corporation 2006 Stock Purchase Plan	S-8	333-175123	99.2	6/24/2011
10.59**	Intel Corporation 2006 Stock Purchase Plan as Amended and Restated Effective July 19, 2011	10-Q	000-06217	10.3	8/8/2011
10.60**	Offer Letter from Intel Corporation to Doug Melamed dated November 10, 2009	10-Q	000-06217	10.1	5/9/2011
10.61	Settlement Agreement Between Advanced Micro Devices, Inc. and Intel Corporation, dated November 11, 2009	8-K	000-06217	10.1	11/12/2009
10.62	Agreement and Plan of Merger Among Intel Corporation, Jefferson Acquisition Corporation and McAfee, Inc. dated August 18, 2010	8-K	000-06217	2.1	8/19/2010
10.63	Patent Cross License Agreement between NVIDIA Corporation and Intel Corporation, dated January 10, 2011. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.	8-K	000-06217	10.1	1/10/2011
12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X
21.1	Intel Corporation Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEL CORPORATION Registrant

By:	/S/ STACY J. SMITH
Stacy J. Smith Senior Vice President, Chief Financial Officer, and Principal Accounting Officer February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLENE BARSHEFSKY	/S/ JAMES D. PLUMMER
Charlene Barshefsky	James D. Plummer
Director	Director
February 23, 2012	February 23, 2012

/S/ ANDY D. BRYANT	/S/ DAVID S. POTTRUCK
Andy D. Bryant	David S. Pottruck
Vice Chairman of the Board and Director	Director
February 23, 2012	February 23, 2012

/S/ SUSAN L. DECKER	/S/ JANE E. SHAW
Susan L. Decker	Jane E. Shaw
Director	Chairman of the Board and Director
February 23, 2012	February 23, 2012

/S/ JOHN J. DONAHOE	/S/ STACY J. SMITH
John J. Donahoe	Stacy J. Smith
Director	Senior Vice President, Chief Financial Officer, and
February 23, 2012	Principal Accounting Officer
February 23, 2012

/S/ REED E. HUNDT	/S/ FRANK D. YEARY
Reed E. Hundt	Frank D. Yeary
Director	Director
February 23, 2012	February 23, 2012

/S/ PAUL S. OTELLINI	/S/ DAVID B. YOFFIE
Paul S. Otellini	David B. Yoffie
President, Chief Executive Officer, Director, and	Director
Principal Executive Officer	February 23, 2012
February 23, 2012

