Form 10-Q
period 2012-03-31
INTEL CORP
filed 2012-05-04
CIK 50863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of April 27, 2012
Common stock, $0.001 par value	5,031 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In Millions, Except Per Share Amounts)	March 31, 2012	April 2, 2011
Net revenue	$12,906	$12,847
Cost of sales	4,641	4,962

Gross margin	8,265	7,885

Research and development	2,401	1,916
Marketing, general and administrative	1,973	1,775
Amortization of acquisition-related intangibles	81	36

Operating expenses	4,455	3,727

Operating income	3,810	4,158
Gains (losses) on equity investments, net	(19)	28
Interest and other, net	23	185

Income before taxes	3,814	4,371

Provision for taxes	1,076	1,211

Net income	$2,738	$3,160

Basic earnings per common share	$0.55	$0.58

Diluted earnings per common share	$0.53	$0.56

Cash dividends declared per common share	$0.42	$0.3624

Weighted average common shares outstanding:
Basic	4,999	5,452

Diluted	5,192	5,606

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,	April 2,
(In Millions)	2012	2011
Net income	$2,738	$3,160

Other comprehensive income, net of tax:
Change in net unrealized holding gain (loss) on available-for-sale investments	166	(5)
Change in net deferred tax asset valuation allowance	—	(15)
Change in net unrealized holding gain (loss) on derivatives	(34)	112
Change in net prior service costs	1	—
Change in net actuarial losses	16	(7)
Change in net foreign currency translation adjustment	28	63

Other comprehensive income	177	148

Total comprehensive income	$2,915	$3,308

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	March 31, 2012	Dec. 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,429	$5,065
Short-term investments	5,012	5,181
Trading assets	4,312	4,591
Accounts receivable, net	4,037	3,650
Inventories	4,489	4,096
Deferred tax assets	1,794	1,700
Other current assets	1,348	1,589

Total current assets	25,421	25,872

Property, plant and equipment, net of accumulated depreciation of $35,575 ($34,446 as of December 31, 2011)	25,027	23,627
Marketable equity securities	819	562
Other long-term investments	498	889
Goodwill	9,388	9,254
Identified intangible assets, net	6,064	6,267
Other long-term assets	4,600	4,648

Total assets	$71,817	$71,119

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$362	$247
Accounts payable	2,993	2,956
Accrued compensation and benefits	1,498	2,948
Accrued advertising	1,095	1,134
Deferred income	2,001	1,929
Other accrued liabilities	3,992	2,814

Total current liabilities	11,941	12,028

Long-term debt	7,088	7,084
Long-term deferred tax liabilities	2,793	2,617
Other long-term liabilities	3,235	3,479
Contingencies (Note 20)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,006 shares issued and outstanding (5,000 as of December 31, 2011)	18,381	17,036
Accumulated other comprehensive income (loss)	(604)	(781)
Retained earnings	28,983	29,656

Total stockholders’ equity	46,760	45,911

Total liabilities and stockholders’ equity	$71,817	$71,119

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In Millions)	March 31, 2012	April 2, 2011
Cash and cash equivalents, beginning of period	$5,065	$5,498

Cash flows provided by (used for) operating activities:
Net income	2,738	3,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,519	1,287
Share-based compensation	274	300
Excess tax benefit from share-based payment arrangements	(19)	(1)
Amortization of intangibles	266	155
(Gains) losses on equity investments, net	19	(28)
(Gains) losses on divestitures	—	(164)
Deferred taxes	(45)	(109)
Changes in assets and liabilities:
Accounts receivable	(387)	(504)
Inventories	(381)	(251)
Accounts payable	37	404
Accrued compensation and benefits	(1,450)	(1,401)
Income taxes payable and receivable	760	1,032
Other assets and liabilities	(359)	133

Total adjustments	234	853

Net cash provided by operating activities	2,972	4,013

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(2,974)	(2,723)
Acquisitions, net of cash acquired	(176)	(8,216)
Purchases of available-for-sale investments	(1,529)	(3,569)
Sales of available-for-sale investments	333	7,594
Maturities of available-for-sale investments	1,827	5,172
Purchases of trading assets	(4,303)	(1,540)
Maturities and sales of trading assets	4,567	2,578
Collection of loans receivable	133	—
Investments in non-marketable equity investments	(116)	(147)
Return of equity method investments	67	24
Proceeds from divestitures	—	50
Other investing	60	133

Net cash used for investing activities	(2,111)	(644)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	115	16
Proceeds from government grants	—	56
Excess tax benefit from share-based payment arrangements	19	1
Proceeds from sales of shares through employee equity incentive plans	1,244	239
Repurchase of common stock	(1,519)	(4,006)
Payment of dividends to stockholders	(1,049)	(994)
Other financing	(305)	—

Net cash used for financing activities	(1,495)	(4,688)

Effect of exchange rate fluctuations on cash and cash equivalents	(2)	9

Net increase (decrease) in cash and cash equivalents	(636)	(1,310)

Cash and cash equivalents, end of period	$4,429	$4,188

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$—	$—
Income taxes, net of refunds	$376	$269

See accompanying notes.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited

Note 1: Basis of Presentation

We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2011.

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2012 is a 52-week fiscal year, and the first quarter of 2012 was a 13-week quarter. Fiscal year 2011 was a 53-week fiscal year, and the first quarter of 2011 was a 14-week quarter.

We have made estimates and judgments affecting the amounts reported in our consolidated condensed financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2: Accounting Changes

In the first quarter of 2012, we adopted amended standards that increase the prominence of items reported in other comprehensive income. These amended standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of these amended standards did impact the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an impact on our financial position or results of operations.

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

Our policy is to reflect transfers between levels at the beginning of the quarter in which a change in circumstances resulted in the transfer.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	$—	$2,203	$—	$2,203	$—	$2,408	$—	$2,408
Bank deposits	—	880	—	880	—	795	—	795
Money market fund deposits	471	—	—	471	546	—	—	546
Government bonds	—	100	—	100	650	—	—	650
Short-term investments:
Government bonds	2,850	398	—	3,248	2,690	310	—	3,000
Commercial paper	—	958	—	958	—	1,409	—	1,409
Corporate bonds	78	375	35	488	120	428	28	576
Bank deposits	—	318	—	318	—	196	—	196
Trading assets:
Government bonds	1,729	1,338	—	3,067	1,698	1,317	—	3,015
Corporate bonds	216	383	—	599	202	486	—	688
Municipal bonds	—	260	—	260	—	284	—	284
Bank deposits	—	140	—	140	—	135	—	135
Commercial paper	—	124	—	124	—	305	—	305
Asset-backed securities	—	—	101	101	—	—	115	115
Money market fund deposits	21	—	—	21	49	—	—	49
Other current assets:
Derivative assets	—	108	5	113	—	159	7	166
Loans receivable	—	33	—	33	—	33	—	33
Marketable equity securities	694	125	—	819	522	40	—	562
Other long-term investments:
Corporate bonds	—	237	30	267	—	282	39	321
Government bonds	—	161	—	161	177	300	—	477
Bank deposits	—	55	—	55	—	55	—	55
Asset-backed securities	—	—	15	15	—	—	36	36
Other long-term assets:
Loans receivable	—	747	—	747	—	715	—	715
Derivative assets	—	24	28	52	—	34	29	63

Total assets measured and recorded at fair value	$6,059	$8,967	$214	$15,240	$6,654	$9,691	$254	$16,599

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$275	$9	$284	$—	$280	$8	$288
Long-term debt	—	—	128	128	—	—	131	131
Other long-term liabilities:
Derivative liabilities	—	40	—	40	—	27	—	27

Total liabilities measured and recorded at fair value	$—	$315	$137	$452	$—	$307	$139	$446

Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. Treasury securities, and U.S. agency securities.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value Option for Financial Assets/Liabilities

We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of March 31, 2012, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. These loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies and were insignificant during all periods presented. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.

We elected the fair value option for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. The 2007 Arizona bonds are included in long-term debt. As of March 31, 2012 and December 31, 2011, no other instruments were similar to the 2007 Arizona bonds for which we elected fair value treatment.

As of March 31, 2012, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value. Gains and losses on the 2007 Arizona bonds and the related total return swap are recorded in interest and other, net. We capitalize a portion of the interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets. The remaining interest associated with the 2007 Arizona bonds is recorded as interest expense in interest and other, net.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-marketable equity investments (non-marketable equity method and cost method investments) and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. During the first quarter of 2012, we recognized $59 million of impairment charges on non-marketable equity investments held as of March 31, 2012 ($14 million of impairment charges during first quarter of 2011 for non-marketable equity investments held as of April 2, 2011). The fair value of these non-marketable equity investments at the time of impairment recognition was $11 million during the first quarter of 2012 ($19 million during the first quarter of 2011). All of these assets were categorized as Level 3 in the fair value hierarchy.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our non-marketable cost method investments, indebtedness carried at amortized cost, and cost method loans receivable quarterly for disclosure purposes; however, the assets are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of financial instruments not recorded at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
(In Millions)	Carrying Amount	Fair Value Measured Using			Total Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,116	$—	$—	$1,697	$1,697
Long-term debt	$6,960	$5,190	$2,653	$—	$7,843
Short-term debt	$273	$—	$273	$—	$273
NVIDIA Corporation cross-license agreement liability	$861	$—	$881	$—	$881
	December 31, 2011
(In Millions)	Carrying Amount	Fair Value Measured Using			Total
		Level 1	Level 2	Level 3	Fair Value
Non-marketable cost method investments	$1,129	$—	$—	$1,861	$1,861
Loans receivable	$132	$—	$132	$—	$132
Long-term debt	$6,953	$5,287	$2,448	$—	$7,735
Short-term debt	$200	$—	$200	$—	$200
NVIDIA Corporation cross-license agreement liability	$1,156	$—	$1,174	$—	$1,174

As of March 31, 2012 and December 31, 2011, the unrealized loss position of our non-marketable cost method investments was not significant.

Our non-marketable equity investments are valued using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable public companies. The selection of comparable companies requires management judgment and is based on a number of factors, including comparable companies’ sizes, growth rates, industries, development stages, and other relevant factors. The income approach includes the use of a discounted cash flow model, which requires the following significant estimates for the investee: revenue, costs, and discount rates based on the risk profile of comparable companies. Estimates of revenues and costs are developed using available market, historical, and forecast data. The valuation of these non-marketable cost method investments also takes into account variables such as conditions reflected in the capital markets, recent financing activities by the investees, the investees’ capital structure, the terms of the investees’ issued interests, and the lack of marketability of the investments.

The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $780 million as of March 31, 2012 ($748 million as of December 31, 2011). The carrying amount and fair value of long-term debt exclude long-term debt measured and recorded at a fair value of $128 million as of March 31, 2012 ($131 million as of December 31, 2011). Short-term debt includes our commercial paper outstanding as of March 31, 2012 and December 31, 2011, and the carrying amount and fair value exclude drafts payable.

The fair value of our loans receivable, including those held at fair value, is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of our loans receivable remains high, with credit ratings of A+/A1 or better as of March 31, 2012. Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of our senior notes is determined using active market prices, and is thereby classified as Level 1. The fair value of our convertible long-term debt is determined using discounted cash flow models with observable market inputs and takes into consideration variables such as risk-free rate, comparable securities, subordination discount, credit-rating changes and interest rate changes.

The NVIDIA Corporation cross-license agreement liability in the preceding table was incurred as a result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of March 31, 2012 and December 31, 2011, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 4: Trading Assets

As of March 31, 2012 and December 31, 2011, trading assets were comprised of marketable debt instruments. Net losses related to trading assets still held at the reporting date were $20 million in the first quarter of 2012 (net gains of $61 million in the first quarter of 2011). Net gains on the related derivatives were $28 million in the first quarter of 2012 (net losses of $50 million in the first quarter of 2011).

Net gains on marketable equity securities classified as trading assets still held at April 2, 2011, excluding the impacts of the related derivatives, were $144 million in the first quarter of 2011.

Note 5: Available-for-Sale Investments

Available-for-sale investments as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government bonds	$3,510	$1	$(2)	$3,509	$4,131	$—	$(4)	$4,127
Commercial paper	3,162	—	(1)	3,161	3,820	—	(3)	3,817
Bank deposits	1,252	1	—	1,253	1,046	1	(1)	1,046
Marketable equity securities	208	613	(2)	819	189	385	(12)	562
Corporate bonds	746	13	(4)	755	892	14	(9)	897
Money market fund deposits	471	—	—	471	546	—	—	546
Asset-backed securities	18	—	(3)	15	48	—	(12)	36

Total available-for-sale investments	$9,367	$628	$(12)	$9,983	$10,672	$400	$(41)	$11,031

In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as U.S. Treasury securities, non-U.S. government bonds, and U.S. agency securities as of March 31, 2012 and December 31, 2011.

The amortized cost and fair value of available-for-sale debt investments as of March 31, 2012, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$8,187	$8,194
Due in 1–2 years	218	223
Due in 2–5 years	262	259
Due after 5 years	3	2
Instruments not due at a single maturity date	489	486

Total	$9,159	$9,164

Instruments not due at a single maturity date in the preceding table include asset-backed securities and money market fund deposits.

In the first quarter of 2012, we sold available-for-sale investments for proceeds of $333 million ($7.6 billion in the first quarter of 2011). The gross realized gains on sales of available-for-sale investments were insignificant in the first quarter of 2012 ($28 million in the first quarter of 2011) and were primarily related to our sales of marketable equity securities. We determine the cost of an investment sold on an average cost basis at the individual security level.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	$4,489	$4,489
	Three Months Ended
(In Millions)	March 31, 2012	April 2, 2011
Net unrealized holding gains (losses) included in other comprehensive income (loss)	$252	$36
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$(5)	$44

Note 6: Inventories

Inventories at the end of each period were as follows:

	$4,489	$4,489
(In Millions)	March 31, 2012	Dec. 31, 2011
Raw materials	$646	$644
Work in process	2,048	1,680
Finished goods	1,795	1,772

Total inventories	$4,489	$4,096

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

•

Interest rate derivatives without hedge accounting designation that utilize interest rate swaps and currency interest rate swaps in economic hedging transactions, including hedges of non-U.S.-dollar-denominated debt instruments classified as trading assets, and hedges of non-U.S.-dollar-denominated loans receivable recognized at fair value. Floating interest rates on the swaps are reset on a quarterly basis. Changes in fair value of the debt instruments classified as trading assets and hedges of loans receivable recognized at fair value are generally offset by changes in fair value of the related derivatives, both of which are recorded in interest and other, net.

Equity Market Risk

Our marketable investments include marketable equity securities and equity derivative instruments. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activities. We may enter into transactions to reduce or eliminate the equity market risks for our investments in strategic equity derivative instruments. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our equity market risk management program includes equity derivatives without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in cost of sales and operating expenses.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

	$19,189	$19,189	$19,189
(In Millions)	March 31, 2012	Dec. 31, 2011	April 2, 2011
Currency forwards	$11,116	$11,203	$8,123
Embedded debt derivatives	3,600	3,600	3,600
Currency interest rate swaps	1,812	1,650	1,690
Interest rate swaps	1,689	1,837	2,159
Total return swaps	821	761	649
Equity options	50	54	496
Other	101	128	128

Total	$19,189	$19,233	$16,845

The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) were as follows:

	$19,189	$19,189	$19,189
(In Millions)	March 31, 2012	Dec. 31, 2011	April 2, 2011
Japanese yen	$4,040	$3,477	$3,047
Euro	3,553	3,904	4,035
Israeli shekel	1,823	2,168	1,199
Malaysian ringgit	914	805	336
Chinese yuan	803	688	341
British pound sterling	523	459	317
Other	1,272	1,352	538

Total	$12,928	$12,853	$9,813

Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets

The fair values of our derivative instruments as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Currency forwards	$26	$1	$183	$17	$61	$—	$170	$7
Other	—	—	1	—	—	—	1	—

Total derivatives designated as hedging instruments	$26	$1	$184	$17	$61	$—	$171	$7

Derivatives not designated as hedging instruments
Currency forwards	$55	$—	$29	$—	$54	$—	$34	$—
Interest rate swaps	—	—	54	—	3	—	63	—
Currency interest rate swaps	27	23	8	13	41	33	11	10
Embedded debt derivatives	—	—	—	10	—	—	—	10
Total return swaps	5	—	—	—	7	—	—	—
Equity options	—	6	9	—	—	6	9	—
Other	—	22	—	—	—	24	—	—

Total derivatives not designated as hedging instruments	$87	$51	$100	$23	$105	$63	$117	$20

Total derivatives	$113	$52	$284	$40	$166	$63	$288	$27

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships

The before-tax effects of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2012 and April 2, 2011 were as follows:

	YTD 2011	YTD 2011	YTD 2011	YTD 2011	YTD 2011
	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	Q1 2012	Q1 2011	Location	Q1 2012	Q1 2011
Currency forwards	$(74)	$201	Cost of sales	$15	$34
			Research and development	(21)	8
			Marketing, general and administrative	(5)	5
Other	—	3	Cost of sales	(1)	1

Total	$(74)	$204		$(12)	$48

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding tables. We estimate that we will reclassify approximately $55 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that were not probable to occur.

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income were as follows:

	$(114)	$(114)	$(114)
		Three Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	March 31, 2012	April 2, 2011
Currency forwards	Interest and other, net	$15	$14
Interest rate swaps	Interest and other, net	30	(1)
Currency interest rate swaps	Interest and other, net	(56)	(110)
Total return swaps	Various	59	23
Equity options	Gains (losses) on equity investments, net	—	(117)
Other	Gains (losses) on equity investments, net	(2)	2

Total		$46	$(189)

Note 8: Other Long-Term Assets

Other long-term assets at the end of each period were as follows:

	0000000000	0000000000
	March 31,	Dec. 31,
(In Millions)	2012	2011
Equity method investments	$1,602	$1,669
Non-marketable cost method investments	1,116	1,129
Non-current deferred tax assets	314	335
Loans receivable	747	715
Other	821	800

Total other long-term assets	$4,600	$4,648

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 9: Equity Method Investments

IMFT/IMFS

Micron Technology, Inc. and Intel formed IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) to manufacture NAND flash memory products for Micron and Intel. As of March 31, 2012, we owned a 49% interest in IMFT and an 18% interest in IMFS. The carrying value of our investment in IMFT/IMFS was $1.3 billion as of March 31, 2012 ($1.3 billion as of December 31, 2011) and is classified within other long-term assets.

These joint ventures are variable interest entities. All costs of the joint ventures are passed on to Micron and Intel through our purchase agreements. The joint ventures are dependent upon Micron and Intel for any additional cash requirements. Our portion of IMFT/IMFS costs, primarily related to product purchases and production-related services, was approximately $240 million during the first quarter of 2012 (approximately $220 million during the first quarter of 2011). The amount due to IMFT/IMFS for product purchases and services provided was approximately $95 million as of March 31, 2012 (approximately $125 million as of December 31, 2011). Finally, $67 million was returned to Intel by IMFT/IMFS during the first quarter of 2012, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($24 million during the first quarter of 2011).

Subsequent to the end of the first quarter of 2012, we completed agreements with Micron to expand our joint venture relationship. Under the new structure, we own a 49% interest in the remaining assets held by IMFT and no longer hold an ownership interest in IMFS. We also entered into an amended operating agreement for IMFT, which extends the term of IMFT to 2024, unless earlier terminated under certain terms and conditions, and provides that IMFT may manufacture certain emerging memory technologies in addition to NAND flash memory. These agreements include a NAND Flash supply agreement for Micron to supply us NAND products. Additionally, we received approximately $600 million from the sale of assets of IMFS and certain assets of IMFT to Micron. We provided approximately $365 million to Micron, which we expect will primarily be applied to future product purchases under the supply agreement with Micron. Additionally, the agreements extend Intel and Micron’s NAND joint development program and expand it to include emerging memory technologies. Finally, the amended agreement also provides for certain buy-sell rights, beginning in 2015, under which we may elect to sell to Micron, or Micron may elect to purchase from us, our interest in IMFT. If Intel elects to exercise this right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years.

We expect the closing of the joint venture expansion to have an insignificant impact on our consolidated condensed statements of income for the second quarter of 2012.

Subsequent to the closing of the transaction in the second quarter of 2012, our known maximum exposure to loss is $656 million, which approximated the carrying value of our investment balance in IMFT. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in these joint ventures as of March 31, 2012. In addition, our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity with the power to direct the activities of the venture that most significantly impact the venture’s economic performance and with the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. We have determined that we do not have both of these characteristics and, therefore, we account for our interest in IMFT and our previous interest in IMFS using the equity method of accounting.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 10: Gains (Losses) on Equity Investments, Net

Gains (losses) on equity investments, net included:

	$ 243	$ 243
	Three Months Ended
(In Millions)	March 31, 2012	April 2, 2011
Share of equity method investee losses, net	$(19)	$(62)
Impairment charges	(59)	(14)
Gains on sales, net	30	45
Other, net	29	59

Total gains (losses) on equity investments, net	$(19)	$28

Note 11: Interest and Other, Net

The components of interest and other, net were as follows:

	$ 243	$ 243
	Three Months Ended
(In Millions)	March 31, 2012	April 2, 2011
Interest income	$28	$28
Interest expense	(31)	(6)
Other, net	26	163

Total interest and other, net	$23	$185

Interest expense in the preceding table is net of $50 million of interest capitalized in the first quarter of 2012 ($44 million in the first quarter of 2011).

Note 12: Acquisitions

During the first quarter of 2012, we completed four acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $176 million. Substantially all of the consideration was allocated to goodwill and intangibles.

Note 13: Goodwill

Goodwill activity for the first quarter of 2012 was as follows:

(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Unallocated	Total
December 31, 2011	$2,918	$1,553	$844	$3,939	$—	$9,254
Additions due to acquisitions	12	90	—	5	7	114
Effect of exchange rate fluctuations	—	—	—	20	—	20

March 31, 2012	$2,930	$1,643	$844	$3,964	$7	$9,388

No goodwill was impaired during the first quarter of 2012 and 2011, and the accumulated impairment losses as of March 31, 2012 and December 31, 2011 were $713 million: $341 million associated with our PC Client Group, $279 million associated with our Data Center Group, and $93 million associated with other Intel architecture operating segments.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 14: Identified Intangible Assets

Identified intangible assets at the end of each period were as follows:

	$(1,302)	$(1,302)	$(1,302)
	March 31, 2012
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,633	$(693)	$1,940
Acquisition-related customer relationships	1,714	(331)	1,383
Acquisition-related trade names	68	(24)	44
Licensed technology	2,398	(755)	1,643

Identified intangible assets subject to amortization	$6,813	$(1,803)	$5,010
Acquisition-related trade names	810	—	810
Other intangible assets	244	—	244

Identified intangible assets not subject to amortization	$1,054	$—	$1,054

Total identified intangible assets	$7,867	$(1,803)	$6,064

	$(1,302)	$(1,302)	$(1,302)
	December 31, 2011
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,615	$(570)	$2,045
Acquisition-related customer relationships	1,714	(254)	1,460
Acquisition-related trade names	68	(21)	47
Licensed technology	2,395	(707)	1,688

Identified intangible assets subject to amortization	$6,792	$(1,552)	$5,240
Acquisition-related trade names	806	—	806
Other intangible assets	221	—	221

Identified intangible assets not subject to amortization	$1,027	$—	$1,027

Total identified intangible assets	$7,819	$(1,552)	$6,267

For identified intangible assets that are subject to amortization, we recorded amortization expense on the consolidated condensed statements of income as follows: substantially all amortization of acquisition-related developed technology and licensed technology is included in cost of sales, and amortization of acquisition-related customer relationships and trade names is included in amortization of acquisition-related intangibles.

Amortization expenses for the periods indicated were as follows:

	March 31,000	March 31,000
	Three Months Ended
(In Millions)	March 31, 2012	April 2, 2011
Acquisition-related developed technology	$137	$73
Acquisition-related customer relationships	$78	$34
Acquisition-related trade names	$3	$2
Licensed technology	$48	$46

Based on the identified intangible assets that are subject to amortization as of March 31, 2012, we expect future amortization expense to be as follows:

	Remainder	Remainder	Remainder	Remainder	Remainder
	Remainder
(In Millions)	of 2012	2013	2014	2015	2016
Acquisition-related developed technology	$410	$534	$512	$242	$155
Acquisition-related customer relationships	$220	$275	$262	$244	$226
Acquisition-related trade names	$9	$11	$10	$10	$4
Licensed technology	$134	$165	$154	$136	$121

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 15: Deferred Income

Deferred income at the end of each period was as follows:

(In Millions)	March 31, 2012	Dec. 31, 2011
Deferred income on shipments of components to distributors	$814	$751
Deferred income from software and services operating segments	1,187	1,178

Current deferred income	$2,001	$1,929
Non-current deferred income from software and services operating segments	436	460

Total deferred income	$2,437	$2,389

We classify non-current deferred income from the software and services operating segments in other long-term liabilities.

Note 16: Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

Under the 2006 Equity Incentive Plan (the 2006 Plan), 596 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 394 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of March 31, 2012, 300 million shares remained available for future grant under the 2006 Plan.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 373 million shares of common stock available for issuance through August 2016. As of March 31, 2012, 244 million shares were available for issuance under the 2006 Stock Purchase Plan.

Restricted Stock Unit Awards

Activity with respect to outstanding restricted stock units (RSUs) for the first quarter of 2012 was as follows:

(In Millions, Except Per RSU Amounts)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2011	107.0	$19.18
Granted	4.6	$27.36
Vested	(2.7)	$19.96
Forfeited	(1.3)	$19.26

March 31, 2012	107.6	$19.51

As of March 31, 2012, 5 million of the outstanding restricted stock units were market-based restricted stock units.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Stock Option Awards

Activity with respect to outstanding stock options for the first quarter of 2012 was as follows:

	Exercise Price	Exercise Price
(In Millions, Except Per Option Amounts)	Number of Options	Weighted Average Exercise Price
December 31, 2011	298.3	$20.12
Granted	3.8	$26.79
Exercised	(50.1)	$20.90
Cancelled and forfeited	(1.4)	$21.34
Expired	(0.9)	$30.01

March 31, 2012	249.7	$20.02

Options exercisable as of:
December 31, 2011	203.6	$20.44
March 31, 2012	155.5	$20.21

Stock Purchase Plan

Employees purchased 10.3 million shares in the first quarter of 2012 (10.3 million shares in the first quarter of 2011) for $197 million ($181 million in the first quarter of 2011) under the 2006 Stock Purchase Plan.

Note 17: Common Stock Repurchases

Common Stock Repurchase Program

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of March 31, 2012, $8.6 billion remained available for repurchase under the existing repurchase authorization limit. During the first quarter of 2012, we repurchased 56.9 million shares of common stock at a cost of $1.5 billion. During the first quarter of 2011, we repurchased 189.1 million shares of common stock at a cost of $4.0 billion. We have repurchased 4.1 billion shares at a cost of $86 billion since the program began in 1990.

Note 18: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

	Three Months Ended
(In Millions, Except Per Share Amounts)	March 31, 2012	April 2, 2011
Net income available to common stockholders	$2,738	$3,160

Weighted average common shares outstanding — basic	4,999	5,452
Dilutive effect of employee equity incentive plans	126	102
Dilutive effect of convertible debt	67	52

Weighted average common shares outstanding — diluted	5,192	5,606

Basic earnings per common share	$0.55	$0.58

Diluted earnings per common share	$0.53	$0.56

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

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

For the first quarter of 2012, we excluded 19 million outstanding weighted average stock options (125 million for the first quarter of 2011) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. In the first quarter of 2012, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. In the first quarter of 2011, we excluded the 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive, and we could potentially exclude the 2009 debentures again in the future if the average market price is below the conversion price.

Note 19: Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at the end of each period, as well as the activity, were as follows:

	Comprehensive	Comprehensive	Comprehensive
(In Millions)	Dec. 31, 2011	Other Comprehensive Income	March 31, 2012
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$231	$166	$397
Accumulated net deferred tax asset valuation allowance	104	—	104
Accumulated net unrealized holding gain (loss) on derivatives	8	(34)	(26)
Accumulated net prior service costs	(32)	1	(31)
Accumulated net actuarial losses	(950)	16	(934)
Accumulated net foreign currency translation adjustment	(142)	28	(114)

Total accumulated other comprehensive income (loss)	$(781)	$177	$(604)

Note 20: Contingencies

Legal Proceedings

We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages, and in matters for which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies such as compulsory licensing of intellectual property rights (IP). Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial position, and overall trends. It is also possible that we could conclude it is in the best interests of our stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments; however, we have not reached this conclusion with respect to any particular matter at this time.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

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

In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative. We strongly disagree with the EC’s decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. A hearing of Intel’s appeal has been set to commence in July 2012. The court’s decision, after oral argument, is expected in late 2012 or early 2013.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 21: Operating Segment Information

Our operating segments in effect as of March 31, 2012 include:

• PC Client Group	• Software and services operating segments
• Data Center Group	• McAfee
• Other Intel architecture operating segments	• Wind River Software Group
• Intel Mobile Communications	• Software and Services Group
• Intelligent Systems Group	• All Other
• Netbook and Tablet Group	• Non-Volatile Memory Solutions Group
• Ultra-Mobility Group

We are reorganizing our smartphone, tablet, and mobile communication businesses within other Intel architecture operating segments to enable us to move faster and with greater collaboration and synergies in the market segment for mobile devices. The other Intel architecture operating segments will also continue to include our embedded and netbook businesses. We are currently in the process of making these changes to our organization and our systems. Given the scope of the business lines being impacted, this reorganization is expected to be completed in the second quarter of 2012 and reported in our earnings release Form 8-K for the quarter ended June 30, 2012.

The Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

Our PC Client Group and our Data Center Group are reportable operating segments. We also aggregate and disclose the financial results of our non-reportable operating segments within “other Intel architecture operating segments” and “software and services operating segments” as shown in the above operating segments list. Each of these aggregated operating segments does not meet the quantitative thresholds to qualify as reportable operating segments; however, we have elected to disclose the aggregation of these non-reportable operating segments. Revenue for our reportable and aggregated non-reportable operating segments is primarily related to the following product lines:

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

The CODM does not evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except for these differences, the accounting policies for segment reporting are the same as for Intel as a whole.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Segment information is summarized as follows:

	March 31,	March 31,
	Three Months Ended
(In Millions)	March 31, 2012	April 2, 2011
Net revenue
PC Client Group	$8,451	$8,621
Data Center Group	2,453	2,464
Other Intel architecture operating segments	1,075	1,149
Software and services operating segments	571	240
All other	356	373

Total net revenue	$12,906	$12,847

Operating income (loss)
PC Client Group	$3,483	$3,543
Data Center Group	1,143	1,222
Other Intel architecture operating segments	(312)	(36)
Software and services operating segments	7	(52)
All other	(511)	(519)

Total operating income	$3,810	$4,158

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2012 to the three months ended April 2, 2011.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2011. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Form 10-K, as updated in this Form 10-Q. In particular (i) our gross margin percentage could vary significantly from expectations based on a number of factors including capacity utilization, variations in inventory valuation, changes in revenue levels, segment product mix and the timing and execution of the manufacturing ramp and associated costs, (ii) demand could be different from expectations due to factors including changes in business and economic conditions, including supply constraints, customer acceptance of products, changes in customer order patterns and changes in the level of inventory at customers and (iii) our revenue and gross margin percentage are affected by factors such as the timing of our product introductions and the demand for and market acceptance of our products, actions taken by our competitors and our ability to respond quickly to technological developments. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of May 4, 2012.

Overview

Our results of operations were as follows:

(Dollars in Millions)	Q1 2012	Q4 2011	Q1 2011
Net revenue	$12,906	$13,887	$12,847
Gross margin	$8,265	$8,952	$7,885
Gross margin percentage	64.0%	64.5%	61.4%
Operating income	$3,810	$4,599	$4,158
Net income	$2,738	$3,360	$3,160
Diluted earnings per common share	$0.53	$0.64	$0.56

Revenue in the first quarter of 2012 was slightly above the midpoint of the Business Outlook we provided in January and down 7% from the fourth quarter of 2011 as the floods in Thailand and the resulting disk drive supply shortage continued to negatively impact our results. We believe that the hard disk drive supply situation improved as we progressed through the first quarter and we do not expect it to have a negative impact on our business going forward. We expect our second quarter revenue to exceed normal seasonal trends as customer inventory levels begin to recover from the disk drive supply shortage. Looking to the second half of 2012, we expect the PC supply chain to refill and the trends of strength in emerging markets, the data center, and enterprise that drove our results in 2011 continue.

Our first quarter 2012 gross margin percentage declined from the fourth quarter of 2011 as higher platform unit costs and lower platform volume were partially offset by a decline in start-up costs. In the first quarter of 2012, we increased inventory by $393 million, primarily due to the ramp of our 3rd generation Intel® Core™ processor family (formerly code named “Ivy Bridge”) partially offset by a significant reduction in older generation products. As we sell this higher cost Ivy Bridge product inventory and continue to ramp production of these products in three factories with a fourth factory ramping in the second half of the year, we expect our gross margin percentage will decline by 2 percentage points in the second quarter based on the mid-point of our Business Outlook. We expect the gross margin percentage to increase in the second half of 2012 as that ramp brings unit costs down the cost curve.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We continue to extend our process technology leadership and are in the midst of refreshing our product lines across our segments. In April of 2012, we launched our first Ivy Bridge products, which are based on our 22nm process technology. Products based on this technology utilize three-dimensional Tri-Gate transistor technology, which improves performance and energy efficiency compared to prior generation products. We expect these products to help accelerate the ramp of Ultrabook™ systems; we are increasing our marketing expense in the second quarter of 2012 as we start a significant Ultrabook system marketing campaign. With the launch of our Intel® Xeon® Processor E5-2600 Series (formerly code named “Romley”) in the first quarter of 2012, we are also refreshing products in our data center market segment. This product family significantly increases performance and energy efficiency from the prior generation. We also continue to focus on our strategy for the smartphone market segment and announced in April of 2012 that Lava International Ltd., an India based mobile handset company, is offering the first Intel architecture based smartphone.

From a financial condition perspective, we ended the first quarter of 2012 with an investment portfolio of $13.8 billion (consisting of cash and cash equivalents, short-term investments, and trading assets) down $1.1 billion from the fourth quarter of 2011. During the first quarter of 2012, we generated $3.0 billion in cash from operations, received $1.2 billion on employees’ exercise of stock option awards, purchased $3.0 billion in capital assets, repurchased $1.5 billion of common stock through our common stock repurchase program, and returned $1.0 billion to stockholders through dividends. In March, our Board of Directors declared a dividend of $0.21 per common share to be paid in June.

Our Business Outlook for the second quarter and full-year 2012 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We will keep our most current Business Outlook publicly available on our Investor Relations web site at www.intc.com. This Business Outlook is not incorporated by reference into this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in Business Outlook or in this Form 10-Q. The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

The forward-looking statements in Business Outlook will be effective through the close of business on June 15, 2012 unless updated earlier. From the close of business on June 15, 2012 until our quarterly earnings release is published, presently scheduled for July 17, 2012, we will observe a “quiet period.” During the quiet period, Business Outlook and other forward-looking statements first published in our Form 8-K filed on April 17, 2012, and other forward-looking statements disclosed in the company’s news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Quarter of 2012 Compared to First Quarter of 2011

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	Q1 2012		Q1 2011
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$12,906	100.0%	$12,847	100.0%
Cost of sales	4,641	36.0%	4,962	38.6%

Gross margin	8,265	64.0%	7,885	61.4%
Research and development	2,401	18.6%	1,916	14.9%
Marketing, general and administrative	1,973	15.3%	1,775	13.8%
Amortization of acquisition-related intangibles	81	0.6%	36	0.3%

Operating income	3,810	29.5%	4,158	32.4%
Gains (losses) on equity investments, net	(19)	(0.1)%	28	0.2%
Interest and other, net	23	0.2%	185	1.4%

Income before taxes	3,814	29.6%	4,371	34.0%
Provision for taxes	1,076	8.4%	1,211	9.4%

Net income	$2,738	21.2%	$3,160	24.6%

Diluted earnings per common share	$0.53		$0.56

The following table sets forth information of geographic regions for the periods indicated:

	Q1 2012		Q1 2011
(Dollars In Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$7,368	57%	$7,262	56%
Americas	2,553	20%	2,715	21%
Europe	1,778	14%	1,645	13%
Japan	1,207	9%	1,225	10%

Total	$12,906	100%	$12,847	100%

Our net revenue for Q1 2012, which was a 13 week quarter, increased $59 million compared to Q1 2011, which was a 14 week quarter. Q1 2012 included a full quarter of revenue from the acquisitions of the Wireless Solutions (WLS) business of Infineon Technologies AG (now Intel Mobile Communications) and McAfee, Inc. The WLS business of Infineon was acquired at the end of January 2011 and McAfee was acquired at the end of February 2011. Slightly higher platform (microprocessor and chipset) average selling prices also contributed to the increase. These increases were offset by slightly lower platform unit sales. Revenue in the Europe and Asia-Pacific regions increased by 8% and 1%, respectively, while revenue in the Americas and Japan regions decreased by 6% and 1%, respectively, compared to Q1 2011.

Our overall gross margin dollars for Q1 2012 increased $380 million, or 5%, compared to Q1 2011. The increase was primarily due to a $343 million charge recorded in the first quarter of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset Family. Additionally, we had lower start-up costs compared to Q1 2011 as we transition from manufacturing start-up costs related to our 22nm process technology to R&D of our next-generation 14nm process technology. These increases to our gross margin dollars were partially offset by higher inventory write-offs. The amortization of acquisition-related intangibles resulted in a $137 million reduction to our overall gross margin dollars in Q1 2012, compared to $73 million in Q1 2011, primarily due to the acquisitions of McAfee and the WLS business of Infineon Technologies.

Our overall gross margin percentage increased to 64.0% in Q1 2012 from 61.4% in Q1 2011. The increase in the gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group. We derived a substantial majority of our overall gross margin dollars in Q1 2012 and Q1 2011, from the sale of platforms in the PC Client Group and Data Center Group operating segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PC Client Group

The revenue and operating income for the PC Client Group (PCCG) operating segment for Q1 2012 and Q1 2011 were as follows:

(In Millions)	Q1 2012	Q1 2011
Net revenue	$8,451	$8,621
Operating income	$3,483	$3,543

Net revenue for the PCCG operating segment decreased by $170 million, or 2%, in Q1 2012 compared to Q1 2011. Platforms within PCCG include those designed for the notebook and desktop computing market segments. The decrease in revenue was due to slightly lower notebook platform average selling prices.

Operating income decreased by $60 million in Q1 2012 compared to Q1 2011. The decrease in operating income was due to higher operating expenses, lower revenue, and higher inventory write-offs compared to Q1 2011. These decreases were partially offset by a $343 million charge recorded in the first quarter of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset Family. Additionally, start-up costs in Q1 2012 were approximately $225 million lower compared to Q1 2011.

Data Center Group

The revenue and operating income for the Data Center Group (DCG) operating segment for Q1 2012 and Q1 2011 were as follows:

(In Millions)	Q1 2012	Q1 2011
Net revenue	$2,453	$2,464
Operating income	$1,143	$1,222

Net revenue for the DCG operating segment decreased by $11 million in Q1 2012 compared to Q1 2011. The decrease in revenue was primarily due to lower server platform unit sales, mostly offset by higher server platform average selling prices.

Operating income decreased by $79 million in Q1 2012 compared to Q1 2011. The decrease in operating income was primarily due to higher operating expenses.

Other Intel Architecture Operating Segments

The revenue and operating income (loss) for the other Intel architecture (Other IA) operating segments, including Intel Mobile Communications (IMC), the Intelligent Systems Group (ISG), the Netbook and Tablet Group (NTG), and the Ultra-Mobility Group (UMG), for Q1 2012 and Q1 2011 were as follows:

(In Millions)	Q1 2012	Q1 2011
Net revenue	$1,075	$1,149
Operating income (loss)	$(312)	$(36)

Net revenue for the Other IA operating segments decreased by $74 million, or 6%, in Q1 2012 compared to Q1 2011. The decrease was primarily due to significantly lower netbook platform unit sales and average selling prices within NTG. Q1 2012 included a full quarter of IMC revenue. The WLS business of Infineon was acquired at the end of January 2011.

Operating loss for the Other IA operating segments increased by $276 million in Q1 2012 compared to Q1 2011. The increase in operating loss was driven by significantly lower netbook revenue within NTG and a full quarter of IMC operating results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments

The revenue and operating income (loss) for the software and services operating segments, including McAfee, the Wind River Software Group, and the Software and Services Group, for Q1 2012 and Q1 2011 were as follows:

	$2,401	$2,401
(In Millions)	Q1 2012	Q1 2011
Net revenue	$571	$240
Operating income (loss)	$7	$(52)

Net revenue and operating results for the software and services operating segments improved by $331 million and $59 million, respectively, in Q1 2012 compared to Q1 2011. Q1 2012 included a full quarter of McAfee revenue and operating income. McAfee was acquired at the end of February 2011.

Operating Expenses

Operating expenses for Q1 2012 and Q1 2011 were as follows:

	$2,401	$2,401
(In Millions)	Q1 2012	Q1 2011
Research and development	$2,401	$1,916
Marketing, general and administrative	$1,973	$1,775
Amortization of acquisition-related intangibles	$81	$36

Research and Development. R&D spending increased by $485 million, or 25%, in Q1 2012 compared to Q1 2011. The increase was primarily due to higher compensation expenses based on an increase in employees, higher process development costs due to R&D of our next-generation 14nm process technology, and the full quarter expenses of McAfee and IMC, both acquired in Q1 2011. These increases were partially offset by an extra work week in Q1 2011.

Marketing, General and Administrative. Marketing, general and administrative expenses increased $198 million, or 11%, in Q1 2012 compared to Q1 2011. The increase was primarily due to the full quarter expenses of McAfee and IMC, both acquired in Q1 2011, and higher compensation expenses based on an increase in employees. These increases were partially offset by an extra work week in Q1 2011.

R&D, combined with marketing, general and administrative expenses, were 34% of net revenue in Q1 2012 (29% of net revenue in Q1 2011).

Amortization of acquisition-related intangibles. The increase of $45 million was primarily due to a full quarter of amortization of intangibles in the first quarter of 2012, compared to a partial quarter of amortization in the first quarter of 2011, related to the acquisitions of McAfee and the WLS business of Infineon, both completed in the first quarter of 2011.

Gains (Losses) on Equity Investments and Interest and Other

Gains (losses) on equity investments, net and interest and other, net were as follows:

	$2,401	$2,401
(In Millions)	Q1 2012	Q1 2011
Gains (losses) on equity investments, net	$(19)	$28
Interest and other, net	$23	$185

We recognized net losses on equity investments in Q1 2012 compared to net gains in Q1 2011. We recognized higher impairments and lower gains on other equity transactions in Q1 2012 compared to Q1 2011. This was partially offset by lower equity method losses in Q1 2012 compared to Q1 2011. Our share of equity method investee losses in Q1 2011 were primarily related to Clearwire Communications LLC (Clearwire LLC) ($49 million). Our share of equity method investee losses recognized in 2011 reduced our carrying value in Clearwire LLC to zero. We do not expect to recognize additional equity method losses for Clearwire LLC in the future.

Interest and other, net decreased in Q1 2012 compared to Q1 2011, primarily due to a $164 million gain recognized upon formation of the Intel-GE Care Innovations, LLC joint venture during Q1 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

	0000000000	0000000000
(Dollars in Millions)	Q1 2012	Q1 2011
Income before taxes	$3,814	$4,371
Provision for taxes	$1,076	$1,211
Effective tax rate	28.2%	27.7%

The Q1 2012 effective tax rate does not include the U.S. research and development tax credit that has not been reinstated in 2012.

Liquidity and Capital Resources

	0000000000	0000000000
	March 31,	Dec. 31,
(Dollars in Millions)	2012	2011
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$13,753	$14,837
Loans receivable and other long-term investments	$1,278	$1,769
Short-term and long-term debt	$7,450	$7,331
Debt as % of stockholders’ equity	15.9%	16.0%

In summary, our cash flows were as follows:

	0000000000	0000000000
	Three Months Ended
	March 31,	April 2,
(In Millions)	2012	2011
Net cash provided by operating activities	$2,972	$4,013
Net cash used for investing activities	(2,111)	(644)
Net cash used for financing activities	(1,495)	(4,688)
Effect of exchange rate fluctuations on cash and cash equivalents	(2)	9

Net increase (decrease) in cash and cash equivalents	$(636)	$(1,310)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Cash from operations for the first quarter of 2012 was $3.0 billion, a decrease of $1.0 billion compared to the first quarter of 2011, primarily due to changes in our working capital and lower net income, partially offset by adjustments for non-cash items. The adjustments for non-cash items were higher primarily due to higher depreciation and amortization of intangibles in the first quarter of 2012 as compared to the first quarter of 2011, as well as the gain recognized upon the formation of the Intel-GE Innovations, LLC joint venture in the first quarter of 2011.

Changes in assets and liabilities as of March 31, 2012 compared to December 31, 2011 included the following:

•	Accrued compensation and benefits decreased due to the payout of 2011 profit-dependent compensation.
•	Accounts receivable increased due to a higher proportion of sales at the end of the first quarter of 2012 and lower cash receipts as a percentage of revenue in the first quarter of 2012.
•	Inventories increased primarily due to the ramp of 3rd generation Intel® Core™ processor family products, partially offset by a significant reduction in older generation products.
•	Income taxes payable increased as our U.S. federal estimated income tax payment for the first quarter of 2012 is paid in the second quarter.

For the first quarter of 2012, our two largest customers accounted for 32% of net revenue (34% for the first quarter of 2011) with one of those customers accounting for 18% of our net revenue, and another customer accounting for 14% of our net revenue. These two largest customers accounted for 35% of net accounts receivable at March 31, 2012 (32% at December 31, 2011).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities

The increase in cash used for investing activities in the first quarter of 2012, compared to the first quarter of 2011, was primarily due to a decrease in net sales and maturities of available-for-sale investments and trading assets, mostly offset by a decrease in cash paid for acquisitions.

Financing Activities

The decrease in cash used for financing activities in the first quarter of 2012, compared to the first quarter of 2011, was primarily due to lower repurchases of common stock under our authorized common stock repurchase program and higher proceeds from the sale of shares through employee equity incentive plans.

Liquidity

Cash generated by operations is our primary source of liquidity. We maintain a diverse portfolio that we continuously analyze based on issuer, industry, and country. As of March 31, 2012, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $13.8 billion ($14.8 billion as of December 31, 2011). In addition to the $13.8 billion, we have $1.3 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Substantially all of our investments in debt instruments are with A/A2 or better rated issuers, and a majority of the issuers are rated AA-/Aa3 or better.

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first quarter of 2012 were $500 million, and $250 million of commercial paper remained outstanding as of March 31, 2012. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of March 31, 2012. We also have an automatic shelf registration statement on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, and acquisitions or strategic investments.

Fair Value of Financial Instruments

When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. For further information, see “Note 3: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Credit risk is factored into the valuation of financial instruments that we measure and record at fair value. When fair value is determined using pricing models, such as a discounted cash flow model, the obligor’s credit risk is factored into the calculation of the fair value, as appropriate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketable Debt Instruments

As of March 31, 2012, our assets measured and recorded at fair value on a recurring basis included $13.5 billion of marketable debt instruments. Of these instruments, $5.4 billion was classified as Level 1, $7.9 billion as Level 2, and $181 million as Level 3.

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

Of the $7.9 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 60% of the balance was classified as Level 2 due to the use of a discounted cash flow model and approximately 40% due to the use of non-binding market consensus prices that were corroborated with observable market data.

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

Loans Receivable

As of March 31, 2012, our assets measured and recorded at fair value on a recurring basis included $780 million of loans receivable. All of these loans were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.

Marketable Equity Securities

As of March 31, 2012, our assets measured and recorded at fair value on a recurring basis included $819 million of marketable equity securities. A substantial majority of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are directly and indirectly affected by changes in equity prices, non-U.S. currency exchange rates, and interest rates. Our market risk profile has not changed materially during the first three months of 2012. Please refer to the discussion about market risk and sensitivity analysis in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, we implemented new cost and inventory software. This is part of our ongoing process to replace software to support our evolving needs. We believe this software strengthens our internal control environment through improved automation, integration with manufacturing flows, and scalability. There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2011 Annual Report on Form10-K remains current with the exception of the revised risk factor below.

Changes in the mix of products sold may harm our financial results.

Because of the wide price differences of platform average selling prices among our data center, PC client, and other Intel architecture platforms, a change in the mix of platforms among these market segments may impact our revenue and gross margin. For example, our PC client platforms that are incorporated into notebook and desktop computers tend to have lower average selling prices and gross margin than our data center platforms that are incorporated into servers, workstations and storage products. Therefore, if there is less demand for our data center platforms, and a resulting mix shift to our PC client platforms, our gross margins and revenue would decrease. Also, more recently introduced products tend to have higher costs because of initial development costs and lower production volumes relative to the previous product generation which can impact gross margin.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of March 31, 2012, $8.6 billion remained available for repurchase under the existing repurchase authorization limit.

Common stock repurchase activity under our authorized, publicly announced plan during the first quarter of 2012 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2012-January 28, 2012	28.3	$25.66	$9,372
January 29, 2012-February 25, 2012	11.4	$26.66	$9,068
February 26, 2012-March 31, 2012	17.2	$27.32	$8,598

Total	56.9	$26.36

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

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Intel Corporation Third Restated Certificate of Incorporation of Intel Corporation dated May 17, 2006	8-K	000-06217	3.1	5/22/2006

3.2	Intel Corporation Bylaws, as amended and restated on July 26, 2011	8-K	000-06217	3.1	7/27/2011

10.1**	Terms and Conditions of Success Equity Award (CEO performance based RSUs)					X

12.1	Statement Setting Forth the Computation of Ratios of Earnings to Fixed Charges					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Intel, Intel Core, Intel logo, Intel Xeon, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.

* Other names and brands may be claimed as the property of others.

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date: May 4, 2012	By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, and
Principal Accounting Officer