Form 10-Q
period 2012-06-30
INTEL CORP
filed 2012-08-01
CIK 50863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 27, 2012
Common stock, $0.001 par value	5,003 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenue	$13,501	$13,032	$26,407	$25,879
Cost of sales	4,947	5,130	9,588	10,092

Gross margin	8,554	7,902	16,819	15,787

Research and development	2,513	1,986	4,914	3,902
Marketing, general and administrative	2,131	1,905	4,104	3,680
Amortization of acquisition-related intangibles	78	76	159	112

Operating expenses	4,722	3,967	9,177	7,694

Operating income	3,832	3,935	7,642	8,093
Gains (losses) on equity investments, net	47	(25)	28	3
Interest and other, net	55	21	78	206

Income before taxes	3,934	3,931	7,748	8,302

Provision for taxes	1,107	977	2,183	2,188

Net income	$2,827	$2,954	$5,565	$6,114

Basic earnings per common share	$0.56	$0.56	$1.11	$1.14

Diluted earnings per common share	$0.54	$0.54	$1.07	$1.11

Cash dividends declared per common share	$—	$—	$0.42	$0.3624

Weighted average common shares outstanding:
Basic	5,022	5,294	5,010	5,376

Diluted	5,199	5,441	5,196	5,527

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In Millions)	2012	2011	2012	2011
Net income	$2,827	$2,954	$5,565	$6,114

Other comprehensive income, net of tax:
Change in net unrealized holding gain (loss) on available-for-sale investments	(109)	(36)	57	(41)
Change in net deferred tax asset valuation allowance	—	1	—	(14)
Change in net unrealized holding gain (loss) on derivatives	(29)	(7)	(63)	105
Change in net prior service costs	1	—	2	—
Change in net actuarial losses	14	(6)	30	(13)
Change in net foreign currency translation adjustment	(130)	33	(102)	96

Other comprehensive income (loss)	(253)	(15)	(76)	133

Total comprehensive income	$2,574	$2,939	$5,489	$6,247

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	June 30, 2012	Dec. 31, 2011
Assets
Current assets:
Cash and cash equivalents	$5,223	$5,065
Short-term investments	3,981	5,181
Trading assets	4,444	4,591
Accounts receivable, net	3,544	3,650
Inventories	4,904	4,096
Deferred tax assets	1,517	1,700
Other current assets	2,172	1,589

Total current assets	25,785	25,872

Property, plant and equipment, net of accumulated depreciation of $36,023 ($34,446 as of December 31, 2011)	25,976	23,627
Marketable equity securities	599	562
Other long-term investments	568	889
Goodwill	9,442	9,254
Identified intangible assets, net	5,974	6,267
Other long-term assets	4,008	4,648

Total assets	$72,352	$71,119

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$92	$247
Accounts payable	3,269	2,956
Accrued compensation and benefits	2,020	2,948
Accrued advertising	1,060	1,134
Deferred income	1,915	1,929
Other accrued liabilities	2,182	2,814

Total current liabilities	10,538	12,028

Long-term debt	7,093	7,084
Long-term deferred tax liabilities	2,775	2,617
Other long-term liabilities	3,167	3,479
Contingencies (Note 21)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 5,013 shares issued and outstanding (5,000 as of December 31, 2011)	18,883	17,036
Accumulated other comprehensive income (loss)	(857)	(781)
Retained earnings	30,753	29,656

Total stockholders’ equity	48,779	45,911

Total liabilities and stockholders’ equity	$72,352	$71,119

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In Millions)	June 30, 2012	July 2, 2011
Cash and cash equivalents, beginning of period	$5,065	$5,498

Cash flows provided by (used for) operating activities:
Net income	5,565	6,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,091	2,535
Share-based compensation	554	562
Excess tax benefit from share-based payment arrangements	(134)	(26)
Amortization of intangibles	533	411
(Gains) losses on equity investments, net	(28)	(3)
(Gains) losses on divestitures	—	(164)
Deferred taxes	55	31
Changes in assets and liabilities:
Accounts receivable	103	(388)
Inventories	(782)	(184)
Accounts payable	312	388
Accrued compensation and benefits	(964)	(832)
Income taxes payable and receivable	(51)	(466)
Other assets and liabilities	(543)	6

Total adjustments	2,146	1,870

Net cash provided by operating activities	7,711	7,984

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(5,636)	(5,207)
Acquisitions, net of cash acquired	(458)	(8,291)
Purchases of available-for-sale investments	(2,072)	(5,213)
Sales of available-for-sale investments	607	8,754
Maturities of available-for-sale investments	2,888	7,087
Purchases of trading assets	(8,166)	(3,820)
Maturities and sales of trading assets	8,321	5,258
Collection of loans receivable	133	—
Origination of loans receivable	(166)	(30)
Investments in non-marketable equity investments	(195)	(295)
Proceeds from the sale of IM Flash Singapore, LLP (IMFS) assets and certain IM Flash Technologies, LLC (IMFT) assets	605	—
Return of equity method investments	137	113
Proceeds from divestitures	—	50
Other investing	126	167

Net cash used for investing activities	(3,876)	(1,427)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(155)	33
Proceeds from government grants	—	56
Excess tax benefit from share-based payment arrangements	134	26
Proceeds from sales of shares through employee equity incentive plans	1,681	587
Repurchase of common stock	(2,915)	(6,180)
Payment of dividends to stockholders	(2,106)	(1,955)
Other financing	(310)	—

Net cash used for financing activities	(3,671)	(7,433)

Effect of exchange rate fluctuations on cash and cash equivalents	(6)	13

Net increase (decrease) in cash and cash equivalents	158	(863)

Cash and cash equivalents, end of period	$5,223	$4,635

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$2,204	$2,596

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

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2012 is a 52-week fiscal year, and each quarter is a 13-week quarter. Fiscal year 2011 was a 53-week fiscal year, and the first quarter of 2011 was a 14-week quarter.

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

Note 3: Recent Accounting Standards

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for us beginning in the fourth quarter of 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated condensed financial statements.

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

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in less active markets, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Bank deposits	$—	$978	$—	$978	$—	$795	$—	$795
Commercial paper	—	3,046	—	3,046	—	2,408	—	2,408
Government bonds	—	425	—	425	650	—	—	650
Money market fund deposits	95	—	—	95	546	—	—	546
Short-term investments:
Bank deposits	—	208	—	208	—	196	—	196
Commercial paper	—	783	—	783	—	1,409	—	1,409
Corporate bonds	35	433	28	496	120	428	28	576
Government bonds	2,304	190	—	2,494	2,690	310	—	3,000
Trading assets:
Asset-backed securities	—	—	93	93	—	—	115	115
Bank deposits	—	180	—	180	—	135	—	135
Corporate bonds	257	370	—	627	202	486	—	688
Commercial paper	—	272	—	272	—	305	—	305
Government bonds	1,266	1,739	—	3,005	1,698	1,317	—	3,015
Money market fund deposits	25	—	—	25	49	—	—	49
Municipal bonds	—	242	—	242	—	284	—	284
Other current assets:
Derivative assets	—	141	4	145	—	159	7	166
Loans receivable	—	194	—	194	—	33	—	33
Marketable equity securities	489	110	—	599	522	40	—	562
Other long-term investments:
Asset-backed securities	—	—	13	13	—	—	36	36
Bank deposits	—	55	—	55	—	55	—	55
Corporate bonds	75	225	40	340	—	282	39	321
Government bonds	50	110	—	160	177	300	—	477
Other long-term assets:
Derivative assets	—	37	27	64	—	34	29	63
Loans receivable	—	545	—	545	—	715	—	715

Total assets measured and recorded at fair value	$4,596	$10,283	$205	$15,084	$6,654	$9,691	$254	$16,599

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$280	$8	$288	$—	$280	$8	$288
Long-term debt	—	—	128	128	—	—	131	131
Other long-term liabilities:
Derivative liabilities	—	14	—	14	—	27	—	27

Total liabilities measured and recorded at fair value	$—	$294	$136	$430	$—	$307	$139	$446

Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. Treasury securities, and U.S. agency securities.

During the second quarter of 2012, approximately $360 million of government bonds and corporate bonds were transferred from Level 1 to Level 2 primarily based on the reduced market activity for the underlying securities. Our policy is to reflect transfers in and transfers out at the beginning of the quarter in which a change in circumstances resulted in the transfer.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value Option for Financial Assets/Liabilities

We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of June 30, 2012, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. These loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies and were insignificant during all periods presented. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.

We elected the fair value option for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. The 2007 Arizona bonds are included in long-term debt. As of June 30, 2012 and December 31, 2011, no other instruments were similar to the 2007 Arizona bonds for which we elected fair value treatment.

As of June 30, 2012, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value measurement. Gains and losses on the 2007 Arizona bonds and the related total return swap are recorded in interest and other, net. We capitalize a portion of the interest associated with the 2007 Arizona bonds. We add capitalized interest to the cost of qualified assets and amortize it over the estimated useful lives of the assets. The remaining interest associated with the 2007 Arizona bonds is recorded as interest expense in interest and other, net.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-marketable equity investments (non-marketable equity method and cost method investments) and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. Impairment charges recognized on non-marketable equity investments held as of June 30, 2012 were $15 million during the second quarter of 2012 and $73 million during the first half of 2012 (impairment charges recognized on non-marketable equity investments held as of July 2, 2011 were $8 million during the second quarter of 2011 and $22 million during the first half of 2011). The fair value of these non-marketable equity investments at the time of impairment recognition was $31 million during the first half of 2012 ($37 million during the first half of 2011). All of these assets were categorized as Level 3 in the fair value hierarchy.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our non-marketable cost method investments, indebtedness carried at amortized cost, and cost method loans receivable quarterly; however, the assets are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of certain financial instruments not recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,144	$—	$—	$1,718	$1,718
Loans receivable	$165	$—	$100	$63	$163
Long-term debt	$6,965	$5,388	$2,828	$—	$8,216
NVIDIA Corporation cross-license agreement liability	$865	$—	$884	$—	$884
	December 31, 2011
(In Millions)	Carrying Amount	Fair Value Measured Using
		Level 1	Level 2	Level 3	Fair Value
Non-marketable cost method investments	$1,129	$—	$—	$1,861	$1,861
Loans receivable	$132	$—	$132	$—	$132
Long-term debt	$6,953	$5,287	$2,448	$—	$7,735
Short-term debt	$200	$—	$200	$—	$200
NVIDIA Corporation cross-license agreement liability	$1,156	$—	$1,174	$—	$1,174

As of June 30, 2012 and December 31, 2011, the unrealized loss position of our non-marketable cost method investments was insignificant.

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

The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $739 million as of June 30, 2012 ($748 million as of December 31, 2011). The carrying amount and fair value of long-term debt exclude long-term debt measured and recorded at a fair value of $128 million as of June 30, 2012 ($131 million as of December 31, 2011). Short-term debt includes our commercial paper outstanding as of December 31, 2011, and the carrying amount and fair value exclude drafts payable.

The fair value of our loans receivable, including those held at fair value, is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of our loans receivable remains high, with credit ratings of A/A2 or better for most of our loans receivable as of June 30, 2012. Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of our senior notes is determined using active market prices, and is thereby classified as Level 1. The fair value of our convertible long-term debt is determined using discounted cash flow models with observable market inputs and takes into consideration variables such as risk-free rate, comparable securities, subordination discount, credit-rating changes, and interest rate changes.

The NVIDIA Corporation cross-license agreement liability in the preceding table was incurred as result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of June 30, 2012 and December 31, 2011, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 5: Trading Assets

As of June 30, 2012 and December 31, 2011, trading assets were comprised of marketable debt instruments. Net losses related to trading assets still held at the reporting date were $37 million in the second quarter of 2012 and $28 million in the first half of 2012 (net gains of $16 million in the second quarter of 2011 and $66 million in the first half of 2011). Net gains on the related derivatives were $43 million in the second quarter of 2012 and $43 million in the first half of 2012 (net losses of $13 million in the second quarter of 2011 and $53 million in the first half of 2011).

Note 6: Available-for-Sale Investments

Available-for-sale investments as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012				December 31, 2011
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$16	$—	$(3)	$13	$48	$—	$(12)	$36
Bank deposits	1,240	1	—	1,241	1,046	1	(1)	1,046
Commercial paper	3,829	—	—	3,829	3,820	—	(3)	3,817
Corporate bonds	820	18	(2)	836	892	14	(9)	897
Government bonds	3,081	—	(2)	3,079	4,131	—	(4)	4,127
Marketable equity securities	165	437	(3)	599	189	385	(12)	562
Money market fund deposits	95	—	—	95	546	—	—	546

Total available-for-sale investments	$9,246	$456	$(10)	$9,692	$10,672	$400	$(41)	$11,031

In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as U.S. Treasury securities, U.S. agency securities, and non-U.S. government obligations as of June 30, 2012 and December 31, 2011.

The amortized cost and fair value of available-for-sale debt investments as of June 30, 2012, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$8,423	$8,430
Due in 1–2 years	374	380
Due in 2–5 years	173	175
Instruments not due at a single maturity date	111	108

Total	$9,081	$9,093

Instruments not due at a single maturity date in the preceding table include asset-backed securities and money market fund deposits.

We sold available-for-sale investments for proceeds of $274 million in the second quarter of 2012 and $607 million in the first half of 2012 ($1.2 billion in the second quarter of 2011 and $8.8 billion in the first half of 2011). The gross realized gains on sales of available-for-sale investments were $34 million in the second quarter of 2012 and $36 million in the first half of 2012 ($36 million in the second quarter of 2011 and $64 million in the first half of 2011) and were primarily related to our sales of marketable equity securities. We determine the cost of an investment sold on an average cost basis at the individual security level. Impairment charges recognized on available-for-sale investments were $35 million in the second quarter of 2012.

The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net unrealized holding gains (losses) included in other comprehensive income (loss)	$(138)	$(12)	$114	$24
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$31	$44	$26	$88

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 7: Inventories

Inventories at the end of each period were as follows:

(In Millions)	June 30, 2012	Dec. 31, 2011
Raw materials	$655	$644
Work in process	2,068	1,680
Finished goods	2,181	1,772

Total inventories	$4,904	$4,096

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

Equity Market Risk

Our investments include marketable equity securities and equity derivative instruments. To the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate our equity market exposure through hedging activities. We may enter into transactions to reduce or eliminate the equity market risks for our investments in strategic equity derivative instruments. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal and whether it is possible and appropriate to hedge the equity market risk. Our equity market risk management program includes equity derivatives without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in cost of sales and operating expenses.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

(In Millions)	June 30, 2012	Dec. 31, 2011	July 2, 2011
Currency forwards	$11,336	$11,203	$8,661
Currency interest rate swaps	1,877	1,650	1,713
Embedded debt derivatives	3,600	3,600	3,600
Equity options	45	54	44
Interest rate swaps	1,431	1,837	2,055
Total return swaps	861	761	797
Other	108	128	120

Total	$19,258	$19,233	$16,990

The gross notional amounts for currency forwards and currency interest rate swaps (presented by currency) were as follows:

(In Millions)	June 30, 2012	Dec. 31, 2011	July 2, 2011
British pound sterling	$406	$459	$368
Chinese yuan	805	688	403
Euro	3,731	3,904	4,289
Israeli shekel	2,099	2,168	1,459
Japanese yen	4,056	3,477	2,935
Malaysian ringgit	870	805	365
Other	1,246	1,352	555

Total	$13,213	$12,853	$10,374

Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets

The fair values of our derivative instruments as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012				Dec. 31, 2011
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Currency forwards	$21	$1	$190	$4	$61	$—	$170	$7
Other	—	—	—	—	—	—	1	—

Total derivatives designated as hedging instruments	$21	$1	$190	$4	$61	$—	$171	$7

Derivatives not designated as hedging instruments
Currency forwards	$48	$—	$43	$—	$54	$—	$34	$—
Currency interest rate swaps	69	36	1	2	41	33	11	10
Embedded debt derivatives	—	—	—	8	—	—	—	10
Equity options	—	6	8	—	—	6	9	—
Interest rate swaps	3	—	45	—	3	—	63	—
Total return swaps	4	—	—	—	7	—	—	—
Other	—	21	1	—	—	24	—	—

Total derivatives not designated as hedging instruments	$124	$63	$98	$10	$105	$63	$117	$20

Total derivatives	$145	$64	$288	$14	$166	$63	$288	$27

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives in Cash Flow Hedging Relationships

The before-tax effects of derivative instruments in cash flow hedging relationships for the three and six months ended June 30, 2012 and July 2, 2011 were as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	Q2 2012	Q2 2011	Location	Q2 2012	Q2 2011
Currency forwards	$(41)	$55	Cost of sales	$11	$42
			Research and development	(15)	15
			Marketing, general and administrative	(6)	12
Other	(1)	(1)	Cost of sales	—	1

Total	$(42)	$54		$(10)	$70

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	YTD 2012	YTD 2011	Location	YTD 2012	YTD 2011
Currency forwards	$(115)	$256	Cost of sales	$26	$76
			Research and development	(36)	23
			Marketing, general and administrative	(11)	17
Other	(1)	2	Cost of sales	(1)	2

Total	$(116)	$258		$(22)	$118

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding tables. We estimate that we will reclassify approximately $110 million (before taxes) of net derivative losses included in accumulated other comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that were not probable to occur.

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income were as follows:

		Three Months Ended		Six Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Currency forwards	Interest and other, net	$(43)	$2	$(28)	$16
Currency interest rate swaps	Interest and other, net	69	(18)	13	(128)
Equity options	Gains (losses) on equity investments, net	1	51	1	(66)
Interest rate swaps	Interest and other, net	4	(18)	34	(19)
Total return swaps	Various	(57)	(3)	2	20
Other	Gains (losses) on equity investments, net	(1)	—	(3)	2

Total		$(27)	$14	$19	$(175)

Note 9: Other Long-Term Assets

Other long-term assets at the end of each period were as follows:

	June 30,	Dec. 31,
(In Millions)	2012	2011
Equity method investments	$922	$1,669
Non-marketable cost method investments	1,144	1,129
Non-current deferred tax assets	316	335
Loans receivable	570	715
Other	1,056	800

Total other long-term assets	$4,008	$4,648

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 10: Equity Method Investments

IMFT/IMFS

Micron Technology, Inc. and Intel formed IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) to manufacture NAND flash memory products for Micron and Intel. During the second quarter of 2012, we entered into agreements with Micron to modify our joint venture relationship. Under the agreements and as of June 30, 2012, we own a 49% interest in the remaining assets held by IMFT and no longer hold an ownership interest in IMFS. We received $605 million in the second quarter of 2012 from the sale of assets of IMFS and certain assets of IMFT to Micron, which is reflected as a sale of assets within investing activities on the consolidated condensed statements of cash flows. The carrying value of our investment in IMFT was $587 million as of June 30, 2012 ($1.3 billion as of December 31, 2011 for IMFT/IMFS) and is classified within other long-term assets.

As part of the agreements to modify our joint venture relationship, we also entered into an amended operating agreement for IMFT, which extends the term of IMFT to 2024, unless earlier terminated under certain terms and conditions, and provides that IMFT may manufacture certain emerging memory technologies in addition to NAND flash memory. These agreements include a NAND Flash supply agreement for Micron to supply us NAND products. We provided approximately $365 million to Micron in the second quarter of 2012, which we expect will primarily be applied to future product purchases under the supply agreement with Micron. A substantial majority of the $365 million is reflected as a cash flow used for operating activities. The agreements also extend Intel and Micron’s NAND joint development program and expand it to include emerging memory technologies. Additionally, the amended agreement provides for certain rights that, beginning in 2015, provide us with the ability to sell to Micron, or Micron the ability to purchase from us, our interest in IMFT. If Intel exercises this right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years.

The closing of the joint venture expansion did not have an impact on our consolidated condensed statements of income for the second quarter of 2012.

These joint ventures are variable interest entities. All costs of the IMFT joint venture will be passed on to Micron and Intel through our purchase agreements. Our portion of IMFT/IMFS costs, primarily related to product purchases and production-related services, was approximately $260 million during the second quarter of 2012 and approximately $500 million during the first half of 2012 (approximately $250 million during the second quarter of 2011 and approximately $470 million during the first half of 2011). Subsequent to the sale of our ownership interest in IMFS in the second quarter of 2012, we no longer incur costs related to IMFS. The amount due to IMFT for product purchases and services provided was approximately $90 million as of June 30, 2012 (approximately $125 million as of December 31, 2011 due to IMFT/IMFS). During the first half of 2012, $137 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($113 million during the first half of 2011).

IMFT is dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT as of June 30, 2012. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in these joint ventures as of June 30, 2012. In addition, our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 11: Gains (Losses) on Equity Investments, Net

Gains (losses) on equity investments, net included:

	Three Months Ended		Six Months Ended
(In Millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Share of equity method investee losses, net	$(16)	$(67)	$(35)	$(129)
Impairment charges	(50)	(9)	(109)	(23)
Gains on sales, net	34	42	64	87
Other, net	79	9	108	68

Total gains (losses) on equity investments, net	$47	$(25)	$28	$3

Note 12: Interest and Other, Net

The components of interest and other, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In Millions)	2012	2011	2012	2011
Interest income	$25	$20	$53	$48
Interest expense	(21)	—	(52)	(6)
Other, net	51	1	77	164

Total interest and other, net	$55	$21	$78	$206

Interest expense in the preceding table is net of $59 million of interest capitalized in the second quarter of 2012 and $109 million of interest capitalized in the first half of 2012 ($39 million in the second quarter of 2011 and $83 million in the first half of 2011).

Note 13: Acquisitions

During the first half of 2012, we completed eight acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $458 million. Most of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets. For information on the assignment of goodwill to our operating segments for our acquisitions, see “Note 14: Goodwill,” and for information on the classification of intangible assets, see “Note 15: Identified Intangible Assets.”

Note 14: Goodwill

Goodwill activity for the first half of 2012 was as follows:

(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Total
December 31, 2011	$2,918	$1,553	$844	$3,939	$9,254
Additions due to acquisitions	12	210	35	6	263
Impairments	—	—	(6)	—	(6)
Effect of exchange rate fluctuations	—	—	—	(69)	(69)

June 30, 2012	$2,930	$1,763	$873	$3,876	$9,442

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 15: Identified Intangible Assets

Identified intangible assets at the end of each period were as follows:

	June 30, 2012
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,748	$(828)	$1,920
Acquisition-related customer relationships	1,694	(403)	1,291
Acquisition-related trade names	68	(27)	41
Licensed technology and patents	2,473	(791)	1,682

Identified intangible assets subject to amortization	$6,983	$(2,049)	$4,934
Acquisition-related trade names	795	—	795
Other intangible assets	245	—	245

Identified intangible assets not subject to amortization	$1,040	$—	$1,040

Total identified intangible assets	$8,023	$(2,049)	$5,974

	December 31, 2011
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,615	$(570)	$2,045
Acquisition-related customer relationships	1,714	(254)	1,460
Acquisition-related trade names	68	(21)	47
Licensed technology and patents	2,395	(707)	1,688

Identified intangible assets subject to amortization	$6,792	$(1,552)	$5,240
Acquisition-related trade names	806	—	806
Other intangible assets	221	—	221

Identified intangible assets not subject to amortization	$1,027	$—	$1,027

Total identified intangible assets	$7,819	$(1,552)	$6,267

For identified intangible assets that are subject to amortization, we recorded amortization expense on the consolidated condensed statements of income as follows: substantially all amortization of acquisition-related developed technology and licensed technology and patents is included in cost of sales, and amortization of acquisition-related customer relationships and trade names is included in amortization of acquisition-related intangibles.

Amortization expenses for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
(In Millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Acquisition-related developed technology	$142	$137	$279	$210
Acquisition-related customer relationships	$75	$73	$153	$107
Acquisition-related trade names	$3	$3	$6	$5
Licensed technology and patents	$47	$43	$95	$89

Based on the identified intangible assets that are subject to amortization as of June 30, 2012, we expect future amortization expense to be as follows:

	Remainder
(In Millions)	of 2012	2013	2014	2015	2016
Acquisition-related developed technology	$278	$545	$523	$252	$166
Acquisition-related customer relationships	$143	$272	$259	$241	$223
Acquisition-related trade names	$6	$11	$10	$10	$4
Licensed technology and patents	$91	$172	$162	$144	$128

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 16: Deferred Income

Deferred income at the end of each period was as follows:

(In Millions)	June 30, 2012	Dec. 31, 2011
Deferred income on shipments of components to distributors	$765	$751
Deferred income from software and services operating segments	1,150	1,178

Current deferred income	$1,915	$1,929
Non-current deferred income from software and services operating segments	418	460

Total deferred income	$2,333	$2,389

We classify non-current deferred income from the software and services operating segments in other long-term liabilities.

Note 17: Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

Under the 2006 Equity Incentive Plan (the 2006 Plan), 596 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 394 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of June 30, 2012, 248 million shares remained available for future grant under the 2006 Plan.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 373 million shares of common stock available for issuance through August 2016. As of June 30, 2012, 244 million shares were available for issuance under the 2006 Stock Purchase Plan.

Share-Based Compensation

We recognized $280 million of share-based compensation in the second quarter of 2012 and $554 million for the first half of 2012 ($262 million in the second quarter of 2011 and $562 million for the first half of 2011).

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

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Estimated values	$25.25	$19.55	$25.46	$19.76
Risk-free interest rate	0.3%	0.7%	0.3%	0.8%
Dividend yield	3.3%	3.4%	3.3%	3.4%
Volatility	n/a	n/a	25%	27%

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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Estimated values	$4.23	$3.89	$4.27	$3.89	$5.53	$4.41
Expected life (in years)	5.2	5.4	5.3	5.3	0.5	0.5
Risk-free interest rate	1.0%	2.3%	1.0%	2.3%	0.1%	0.2%
Volatility	25%	26%	25%	26%	24%	23%
Dividend yield	3.3%	3.4%	3.2%	3.4%	3.2%	3.4%

Restricted Stock Unit Awards

Activity with respect to outstanding restricted stock units (RSUs) for the first half of 2012 was as follows:

(In Millions, Except Per RSU Amounts)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2011	107.0	$19.18
Granted	48.0	$25.46
Vested	(38.6)	$18.73
Forfeited	(2.6)	$20.27

June 30, 2012	113.8	$21.95

The aggregate fair value of awards that vested during the first half of 2012 was $1.1 billion, which represents the market value of Intel common stock on the date that the restricted stock units vested. The grant date fair value of awards that vested during the first half of 2012 was $723 million. The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of June 30, 2012, 4 million of the outstanding restricted stock units were market-based restricted stock units.

Stock Option Awards

Activity with respect to outstanding stock options for the first half of 2012 was as follows:

(In Millions, Except Per Option Amounts)	Number of Options	Weighted Average Exercise Price
December 31, 2011	298.3	$20.12
Granted	12.7	$27.23
Exercised	(71.4)	$20.79
Cancelled and forfeited	(2.8)	$21.28
Expired	(4.2)	$29.15

June 30, 2012	232.6	$20.13

Options exercisable as of:
December 31, 2011	203.6	$20.44
June 30, 2012	147.0	$19.86

During the first half of 2012, the aggregate intrinsic value of stock option exercises was $449 million, which represents the difference between the exercise price and the value of Intel common stock at the time of exercise.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Stock Purchase Plan

Employees purchased 10.3 million shares in the first half of 2012 (10.3 million shares in the first half of 2011) for $197 million ($181 million in the first half of 2011) under the 2006 Stock Purchase Plan.

Note 18: Common Stock Repurchases

Common Stock Repurchase Program

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of June 30, 2012, $7.5 billion remained available for repurchase under the existing repurchase authorization limit. During the second quarter of 2012, we repurchased 40.6 million shares of common stock at a cost of $1.1 billion (93.3 million shares of common stock at a cost of $2.0 billion in the second quarter of 2011). During the first half of 2012, we repurchased 97.5 million shares of common stock at a cost of $2.6 billion (282.4 million shares of common stock at a cost of $6.0 billion in the first half of 2011). We have repurchased 4.2 billion shares at a cost of $87 billion since the program began in 1990.

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first half of 2012, we withheld 11.3 million shares (9.2 million shares during the first half of 2011) to satisfy $315 million ($180 million during the first half of 2011) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

Note 19: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income available to common stockholders	$2,827	$2,954	$5,565	$6,114

Weighted average common shares outstanding — basic	5,022	5,294	5,010	5,376
Dilutive effect of employee equity incentive plans	108	94	118	98
Dilutive effect of convertible debt	69	53	68	53

Weighted average common shares outstanding — diluted	5,199	5,441	5,196	5,527

Basic earnings per common share	$0.56	$0.56	$1.11	$1.14

Diluted earnings per common share	$0.54	$0.54	$1.07	$1.11

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

For the second quarter of 2012, we excluded 10 million outstanding weighted average stock options (15 million for the first half of 2012) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (94 million for the second quarter of 2011 and 110 million for the first half of 2011). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. In the second quarter of 2012, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. In the second quarter of 2011, we excluded the 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive, and we could potentially exclude the 2009 debentures again in the future if the average market price is below the conversion price.

Note 20: Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at the end of each period, as well as the activity, were as follows:

(In Millions)	Dec. 31, 2011	Other Comprehensive Income	June 30, 2012
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$231	$57	$288
Accumulated net deferred tax asset valuation allowance	104	—	104
Accumulated net unrealized holding gain (loss) on derivatives	8	(63)	(55)
Accumulated net prior service costs	(32)	2	(30)
Accumulated net actuarial losses	(950)	30	(920)
Accumulated net foreign currency translation adjustment	(142)	(102)	(244)

Total accumulated other comprehensive income (loss)	$(781)	$(76)	$(857)

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

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

In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative. We strongly disagree with the EC’s decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of Intel’s appeal took place on July 3 through July 6, 2012. The court’s decision, after oral argument, is expected in mid to late 2013.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Lehman Matter

In November 2009, representatives of the Lehman Brothers OTC Derivatives Inc. (LOTC) bankruptcy estate advised us informally that the estate was considering a claim against us arising from a 2008 contract between Intel and LOTC. Under the terms of the 2008 contract, Intel prepaid $1.0 billion to LOTC, in exchange for which LOTC was required to purchase and deliver to Intel the number of shares of Intel common stock that could be purchased for $1.0 billion at the discounted volume-weighted average price specified in the contract for the period September 2, 2008 to September 26, 2008. LOTC’s performance under the contract was secured by $1.0 billion of cash collateral. Under the terms of the contract, LOTC was obligated to deliver approximately 50 million shares of our common stock to us on September 29, 2008. LOTC failed to deliver any shares of our common stock, and we exercised our right to setoff against the $1.0 billion collateral. LOTC has not initiated any action against us to date, but in February 2010, LOTC served a subpoena on us in connection with this transaction. In October 2010, LOTC demanded that Intel pay it at least $417 million. In September 2010, we entered into an agreement with LOTC that tolled any applicable statutes of limitations for 90 days and precluded the parties from commencing any formal proceedings to prosecute any claims against each other in any forum during that period. The tolling agreement with LOTC was extended several times, but lapsed in June 2011. We continue to believe that we acted appropriately under our agreement with LOTC, and we intend to defend any claim to the contrary. No complaint has been filed, and we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from any such complaint.

McAfee Shareholder Litigation

On August 19, 2010, we announced that we had agreed to acquire all of McAfee’s common stock for $48.00 per share. Four McAfee shareholders filed putative class action lawsuits in Santa Clara County, California Superior Court challenging the proposed transaction. The cases were ordered consolidated in September 2010. Plaintiffs have filed an amended complaint that names the former McAfee board members, McAfee and Intel as defendants, and alleges that the McAfee board members breached their fiduciary duties and that Intel aided and abetted those breaches of duty. The complaint requests rescission of the merger agreement and such other equitable relief as the court may deem proper and an award of damages in an unspecified amount. In June 2012, plaintiffs’ damages expert asserted that the value of a McAfee share for purposes of assessing damages should be $62.08.

In January 2012, the court certified the action as a class action, and appointed the Central Pension Laborers’ Fund to act as the class representative. In January 2012, the court also scheduled trial to begin in January 2013. In March 2012, we filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order, which was denied in June 2012. In March 2012, the court entered an order, at our request, holding that plaintiffs are not entitled to a jury trial in this case, and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. Because the resolution of the contemplated motions for summary judgment and other potential motions related to damages may materially impact the scope and nature of the proceeding, because discovery is not yet complete, and because plaintiffs seek equitable relief including rescission, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to defend the lawsuit vigorously.

X2Y Attenuators, LLC v. Intel et al

In May 2011, X2Y Attenuators, LLC (X2Y) filed a patent infringement lawsuit in the U.S. District Court for the Western District of Pennsylvania and a complaint with the U.S. International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and two of our customers, Apple Inc. and Hewlett-Packard Company (HP), alleging infringement of five patents. X2Y subsequently added a sixth patent to both actions. The district court action is stayed pending resolution of the ITC proceeding. X2Y alleges that at least Intel® Core™ and Intel® Xeon® processor families infringe the asserted patents and X2Y requests that the ITC issue permanent exclusion and cease and desist orders to, among other things, prohibit the importation of these microprocessors and Apple and HP products incorporating these microprocessors into the United States. In the district court action, X2Y seeks unspecified damages, including enhanced damages for alleged willful infringement, and injunctive relief. On June 13, 2012, the Administrative Law Judge issued an initial determination granting X2Y’s motion to partially terminate the ITC investigation with respect to three of the asserted patents. The hearing on the remaining three patents is scheduled to begin in August 2012 and the target date for completion of this investigation is April 2013. Based on the procedural posture and nature of the cases, including, but not limited to, the fact that money damages are not an available remedy in the ITC, and because discovery regarding X2Y’s claimed damages has not commenced in the stayed district court action, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute the claims and intend to defend the lawsuits vigorously.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 22: Operating Segment Information

Our operating segments in effect as of June 30, 2012 include:

• PC Client Group	• Software and services operating segments
• Data Center Group	• McAfee
• Other Intel architecture operating segments	• Wind River Software Group
• Intelligent Systems Group	• Software and Services Group
• Netbook Group	• All Other
• Intel Mobile Communications	• Non-Volatile Memory Solutions Group
• Tablet Group
• Phone Group
• Service Provider Group

In the second quarter of 2012, we reorganized our smartphone, tablet, and mobile communication businesses within other Intel architecture operating segments to enable us to move faster and with greater collaboration and synergies in the market segment for mobile devices. As part of the reorganization, the former Netbook and Tablet Group has been separated into the following new operating segments: Netbook Group, Tablet Group, and Service Provider Group. Additionally, the former Ultra-Mobility Group is now the Phone Group. The other Intel architecture operating segments continue to include the Intelligent Systems Group and Intel Mobile Communications. The other Intel architecture operating segments aggregation has not changed.

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
•

Other Intel architecture operating segments. Includes platforms designed for embedded applications; platforms designed for the netbook market segment; mobile phone components such as baseband processors, radio frequency transceivers, and power management chips; platforms designed for the tablet market segment; platforms designed for the smartphone market segment; and gateway and set top box components.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

The CODM does not evaluate operating segments using discrete asset information. Based on the interchangeable nature of our manufacturing and assembly and test assets, most of the related depreciation expense is not directly identifiable within our operating segments as it is included in overhead cost pools and subsequently absorbed into inventory as each product passes through our manufacturing process. As our products are then sold across multiple operating segments, it is impracticable to determine the total depreciation expense included as a component of each operating segment’s operating income (loss) results. Operating segments do not record inter-segment revenue. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except for these differences the accounting policies for segment reporting are the same as for Intel as a whole.

Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(In Millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenue
PC Client Group	$8,684	$8,321	$17,135	$16,942
Data Center Group	2,804	2,436	5,257	4,900
Other Intel architecture operating segments	1,108	1,389	2,183	2,538
Software and services operating segments	586	511	1,157	751
All other	319	375	675	748

Total net revenue	$13,501	$13,032	$26,407	$25,879

Operating income (loss)
PC Client Group	$3,416	$3,284	$6,899	$6,827
Data Center Group	1,389	1,204	2,532	2,426
Other Intel architecture operating segments	(335)	(33)	(647)	(69)
Software and services operating segments	14	(14)	21	(66)
All other	(652)	(506)	(1,163)	(1,025)

Total operating income	$3,832	$3,935	$7,642	$8,093

Note 23: Pending agreements with ASML Holding N.V.

Subsequent to the end of the second quarter of 2012, we entered into a series of agreements with ASML Holding N.V. intended to accelerate the development of 450-millimeter (mm) wafer technology and extreme ultra-violet (EUV) lithography. The agreements include Intel providing research and development (R&D) funding totaling €829 million (approximately $1.0 billion as of the date of the agreement) over five years and equity investment commitments totaling €2.5 billion (approximately $3.1 billion as of the date of the agreement). Additionally, as part of the agreements, Intel is also committing to advanced purchase orders for a specified number of tools from ASML. The agreements set forth terms to determine pricing as well as milestones related to 450-mm and EUV development and production tool deliveries. In exchange for making this early commitment, Intel will receive credits to be used towards the purchase price of these tools.

The R&D funding and equity investment is a two-phase multi-party development program. The first and second phases of the program are dependent on regulatory approval and the second phase of the program is also conditioned upon ASML shareholder approval. Upon the completion of this two-phase program, Intel’s ownership interest in ASML will not exceed 15% of ASML’s post-transaction issued shares and will be subject to lock-up and voting restrictions. We expect to account for our equity interest as an available-for-sale investment. We expect to record the R&D investment as a combination of R&D expense and pre-payments on future tool deliveries. The companies expect both phases of the transaction to close after the ASML shareholder vote in the third quarter of 2012 and satisfaction of standard closing conditions, including customary regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2012 to the three and six months ended July 2, 2011.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2011. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Form 10-K, as updated in our Forms 10-Q. In particular (i) our gross margin percentage could vary significantly from expectations based on a number of factors including capacity utilization, variations in inventory valuation, changes in revenue levels, segment product mix and the timing and execution of the manufacturing ramp and associated costs, (ii) demand could be different from expectations due to factors including changes in business and economic conditions, including supply constraints, customer acceptance of products, changes in customer order patterns and changes in the level of inventory at customers and (iii) our revenue and gross margin percentage are affected by factors such as the timing of our product introductions and the demand for and market acceptance of our products, actions taken by our competitors and our ability to respond quickly to technological developments. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 1, 2012.

Overview

Our results of operations were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q2 2012	Q1 2012	Q2 2011
Net revenue	$13,501	$12,906	$13,032
Gross margin	$8,554	$8,265	$7,902
Gross margin percentage	63.4%	64.0%	60.6%
Operating income	$3,832	$3,810	$3,935
Net income	$2,827	$2,738	$2,954
Diluted earnings per common share	$0.54	$0.53	$0.54

Revenue in the second quarter of 2012 was up 5% from the first quarter as we continue to see strength in the enterprise and emerging market segments partially offset by weakness in the mature market consumer segment. Revenue in the second quarter was slightly below the midpoint of the Business Outlook we provided in April due to softness in our NAND flash memory business. We expect our third quarter revenue increase to be on the lower end of our historical seasonal range as we are anticipating that our customers will continue to maintain low inventory levels because of a slower than previously expected recovery of consumer market growth in Western Europe and North America, moderating growth in emerging markets, especially China and Brazil, and the timing of the anticipated launch of Microsoft Corporation’s Windows* 8 operating system. For these reasons, we now expect full year 2012 revenue to be up 3% to 5% over full year 2011, a decrease from our previous expectation of high single-digit growth.

Our gross margin percentage for the second quarter of 2012 was approximately flat from the first quarter as higher platform unit costs and higher start-up costs were partially offset by lower inventory write-offs and higher platform volume. Our second quarter gross margin percentage was 1.4 percentage points higher than the midpoint of the Business Outlook we provided in April on lower than expected platform unit costs and lower than expected start-up costs. We expect our third quarter gross margin percentage to be approximately flat to the second quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The strength of our product portfolio is highlighted with the launch of our first 3rd generation Intel® Core™ processor family (formerly code named “Ivy Bridge”) products, which are based on our 22nm process technology. We expect these new products, a significant marketing campaign launched in the second quarter of 2012, and the creation of new form factors to support the ramp of Ultrabook™ systems. Our Intel® Xeon® Processor E5-2600 Series product family (formerly code named “Romley”) significantly increases performance and energy efficiency from the prior generation and has rapidly become a key component of our product offerings in the data center market segment. In the smartphone market segment, Intel architecture based smartphones from Lenovo Group Limited, Lava International Limited., and the France Telecom-Orange Group all launched in the second quarter of 2012.

We ended the second quarter of 2012 with an investment portfolio of $13.6 billion (consisting of cash and cash equivalents, short-term investments, and trading assets). During the second quarter of 2012, we generated $4.7 billion in cash from operations, purchased $2.7 billion in capital assets, repurchased $1.1 billion of common stock through our common stock repurchase program, and returned $1.1 billion to stockholders through dividends. In July, our Board of Directors declared a dividend of $0.225 per common share to be paid in September (a per share increase of 7% from the dividend paid in the second quarter).

We continue to extend our process technology leadership as our 22nm process technology products utilize three-dimensional Tri-Gate transistor technology, which improves performance and energy efficiency compared to prior generation products. In an effort to further extend our manufacturing leadership moving forward, we entered into a series of agreements in July 2012 with ASML Holding N.V. intended to accelerate the development of 450-millimeter (mm) wafers and extreme ultra-violet (EUV) lithography. The objective is to shorten the schedule for deploying the lithography equipment supporting these technologies by as much as two years, which we expect to result in a significant cost savings and other productivity improvements for semiconductor manufacturers. The agreements are subject to closing conditions, including customary regulatory approvals. For further information, see “Note 23: Pending agreements with ASML Holding N.V.” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Our Business Outlook for the third quarter and full-year 2012 includes, where applicable, our current expectations for revenue, gross margin percentage, spending (R&D plus MG&A), and capital expenditures. We will keep our most current Business Outlook publicly available on our Investor Relations web site at www.intc.com. This Business Outlook is not incorporated by reference into this Form 10-Q. We expect that our corporate representatives will, from time to time, meet publicly or privately with investors and others, and may reiterate the forward-looking statements contained in Business Outlook or in this Form 10-Q. The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. The statements in Business Outlook and forward-looking statements in this Form 10-Q are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

The forward-looking statements in Business Outlook will be effective through the close of business on September 14, 2012 unless updated earlier. From the close of business on September 14, 2012 until our quarterly earnings release is published, presently scheduled for October 16, 2012, we will observe a “quiet period.” During the quiet period, Business Outlook and other forward-looking statements first published in our Form 8-K filed on July 17, 2012, and other forward-looking statements disclosed in the company’s news releases and filings with the SEC, as reiterated or updated as applicable in this Form 10-Q, should be considered historical, speaking as of prior to the quiet period only and not subject to update. During the quiet period, our representatives will not comment on our Business Outlook or our financial results or expectations. The exact timing and duration of the routine quiet period, and any others that we utilize from time to time, may vary at our discretion.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Second Quarter of 2012 Compared to Second Quarter of 2011

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	Q2 2012		Q2 2011
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$13,501	100.0%	$13,032	100.0%
Cost of sales	4,947	36.6%	5,130	39.4%

Gross margin	8,554	63.4%	7,902	60.6%
Research and development	2,513	18.6%	1,986	15.2%
Marketing, general and administrative	2,131	15.8%	1,905	14.6%
Amortization of acquisition-related intangibles	78	0.6%	76	0.6%

Operating income	3,832	28.4%	3,935	30.2%
Gains (losses) on equity investments, net	47	0.3%	(25)	(0.2)%
Interest and other, net	55	0.4%	21	0.2%

Income before taxes	3,934	29.1%	3,931	30.2%
Provision for taxes	1,107	8.2%	977	7.5%

Net income	$2,827	20.9%	$2,954	22.7%

Diluted earnings per common share	$0.54		$0.54

The following table sets forth information of geographic regions for the periods indicated:

	Q2 2012		Q2 2011
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$7,773	58%	$7,391	57%
Americas	2,883	21%	2,909	22%
Europe	1,652	12%	1,564	12%
Japan	1,193	9%	1,168	9%

Total	$13,501	100%	$13,032	100%

Our net revenue for Q2 2012 increased $469 million, or 4%, compared to Q2 2011. The increase to revenue was due to PC Client Group and Data Center Group platform unit sales and average selling prices, which were up 7% and 1%, respectively. These increases were driven primarily by the enterprise and emerging market segments. These increases were partially offset by lower Intel Mobile Communications (IMC) average selling prices on a mix shift to 2G products from 3G/4G products. Revenue in the Europe, Asia-Pacific, and Japan regions increased by 6%, 5%, and 2%, respectively, while revenue in the Americas region decreased by 1% compared to Q2 2011.

Our overall gross margin dollars for Q2 2012 increased $652 million, or 8%, compared to Q2 2011. The increase was primarily due to higher PC Client Group and Data Center Group platform revenue. We received additional benefit from $307 million of lower startup costs and a $79 million charge recorded in the second quarter of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel ® 6 Series Express Chipset family. These increases were partially offset by higher PC Client Group and Data Center Group platform unit costs. The amortization of acquisition-related intangibles resulted in a $142 million reduction to our overall gross margin dollars in Q2 2012, compared to $136 million in Q2 2011, primarily due to the acquisitions of McAfee Inc. and the Wireless Solutions (WLS) business of Infineon Technologies AG (now Intel Mobile Communications).

Our overall gross margin percentage increased to 63.4% in Q2 2012 from 60.6% in Q2 2011. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group. We derived a substantial majority of our overall gross margin dollars in Q2 2012 and Q2 2011 from the sale of platforms in the PC Client Group and Data Center Group operating segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PC Client Group

The revenue and operating income for the PC Client Group (PCCG) operating segment for Q2 2012 and Q2 2011 were as follows:

(In Millions)	Q2 2012	Q2 2011
Net revenue	$8,684	$8,321
Operating income	$3,416	$3,284

Net revenue for the PCCG operating segment increased by $363 million, or 4%, in Q2 2012 compared to Q2 2011. Platform unit sales increased 7% while platform average selling prices decreased 2%. The revenue increase was primarily due to 14% higher notebook volume driven by strength in the enterprise and emerging market segments, which was partially offset by a 6% decrease in notebook average selling prices.

Operating income increased by $132 million in Q2 2012 compared to Q2 2011 as the gross margin increased $586 million. The increase in operating income was primarily due to $338 million lower startup costs as well as higher platform revenue. Lower platform reserves and a $79 million charge recorded in the second quarter of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel ® 6 Series Express Chipset family also contributed to our increase in operating income. These increases were partially offset by $454 million of higher operating expenses as well as higher platform unit cost.

Data Center Group

The revenue and operating income for the Data Center Group (DCG) operating segment for Q2 2012 and Q2 2011 were as follows:

(In Millions)	Q2 2012	Q2 2011
Net revenue	$2,804	$2,436
Operating income	$1,389	$1,204

Net revenue for the DCG operating segment increased by $368 million, or 15%, in Q2 2012 compared to Q2 2011. The increase in revenue was primarily due to a 12% increase in platform average selling prices and a 4% increase in platform unit sales. Our server business benefitted from the increasing number of devices that compute and connect to the internet, driving the build-out of cloud infrastructure.

Operating income increased by $185 million in Q2 2012 compared to Q2 2011 as the gross margin increased $318 million. The increase in operating income was primarily due to higher platform revenue partially offset by $133 million of higher operating expenses.

Other Intel Architecture Operating Segments

The revenue and operating income (loss) for the other Intel architecture (Other IA) operating segments, including the Intelligent Systems Group (ISG), the Netbook Group, Intel Mobile Communications (IMC), the Tablet Group, the Phone Group, and the Service Provider Group (SVPG), for Q2 2012 and Q2 2011 were as follows:

(In Millions)	Q2 2012	Q2 2011
Net revenue	$1,108	$1,389
Operating income (loss)	$(335)	$(33)

Net revenue for the Other IA operating segments decreased by $281 million, or 20%, in Q2 2012 compared to Q2 2011. The decrease was primarily due to lower IMC average selling prices on a mix shift to 2G products from 3G/4G products. Additionally, lower netbook platform unit sales and lower netbook average selling prices contributed to the decrease.

Operating results for the Other IA operating segments decreased by $302 million, primarily due to lower IMC platform revenue. Additionally, higher operating expenses within the operating segments and lower netbook revenue contributed to the decrease.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments

The revenue and operating income (loss) for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for Q2 2012 and Q2 2011 were as follows:

(In Millions)	Q2 2012	Q2 2011
Net revenue	$586	$511
Operating income (loss)	$14	$(14)

Net revenue for the Software and Services operating segments increased by $75 million in Q2 2012 compared to Q2 2011. The increase was primarily due to McAfee. In Q2 2011, we excluded revenue that would have been reported if McAfee’s deferred revenue had not been written down in the acquisition.

Operating results for the Software and Services operating segments increased by $28 million. The increase in operating results was primarily due to higher McAfee revenue partially offset by higher McAfee operating expenses.

Operating Expenses

Operating expenses for Q2 2012 and Q2 2011 were as follows:

(In Millions)	Q2 2012	Q2 2011
Research and development	$2,513	$1,986
Marketing, general and administrative	$2,131	$1,905
Amortization of acquisition-related intangibles	$78	$76

Research and Development. R&D spending increased by $527 million, or 27%, in Q2 2012 compared to Q2 2011. This increase was primarily due to higher process development costs due to R&D of our next-generation 14nm process technology, higher compensation expenses mainly due to an increase in employees as well as annual salary increases, and higher R&D costs related to the development of 450-mm wafer technology.

Marketing, General and Administrative. Marketing, general and administrative expenses increased by $226 million, or 12%, in Q2 2012 compared to Q2 2011. This increase included higher marketing expenses and higher compensation expenses mainly due to annual salary increases as well as an increase in employees.

R&D, combined with marketing, general and administrative expenses, were 34% of net revenue in Q2 2012 (30% of net revenue in Q2 2011).

Gains (Losses) on Equity Investments and Interest and Other

Gains (losses) on equity investments, net and interest and other, net were as follows:

(In Millions)	Q2 2012	Q2 2011
Gains (losses) on equity investments, net	$47	$(25)
Interest and other, net	$55	$21

We recognized net gains on equity investments in Q2 2012 compared to net losses in Q2 2011. We recognized higher gains on third-party merger transactions and lower equity method losses in Q2 2012 compared to Q2 2011. This was partially offset by higher impairments in Q2 2012 compared to Q2 2011. Our share of equity method investee losses in Q2 2011 were primarily related to Clearwire Communications LLC (Clearwire LLC) ($46 million). Our share of equity method investee losses recognized in 2011 reduced our carrying value in Clearwire LLC to zero. We do not expect to recognize additional equity method losses for Clearwire LLC in the future.

Interest and other, net increased in Q2 2012 compared to Q2 2011 mainly due to proceeds received from an insurance claim in Q2 2012 related to the floods in Thailand.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q2 2012	Q2 2011
Income before taxes	$3,934	$3,931
Provision for taxes	$1,107	$977
Effective tax rate	28.1%	24.9%

The Q2 2011 effective tax rate included the reversal of previously accrued taxes related to the settlement of an uncertain tax position. Additionally, Q2 2012 does not include the U.S. research and development tax credit that has not been reinstated in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – First Half of 2012 Compared to First Half of 2011

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2012		YTD 2011
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$26,407	100.0%	$25,879	100.0%
Cost of sales	9,588	36.3%	10,092	39.0%

Gross margin	16,819	63.7%	15,787	61.0%
Research and development	4,914	18.6%	3,902	15.1%
Marketing, general and administrative	4,104	15.6%	3,680	14.2%
Amortization of acquisition-related intangibles	159	0.6%	112	0.4%

Operating income	7,642	28.9%	8,093	31.3%
Gains (losses) on equity investments, net	28	0.1%	3	—%
Interest and other, net	78	0.3%	206	0.8%

Income before taxes	7,748	29.3%	8,302	32.1%
Provision for taxes	2,183	8.2%	2,188	8.5%

Net income	$5,565	21.1%	$6,114	23.6%

Diluted earnings per common share	$1.07		$1.11

The following table sets forth information of geographic regions for the periods indicated:

	YTD 2012		YTD 2011
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$15,141	57%	$14,653	57%
Americas	5,436	21%	5,624	22%
Europe	3,430	13%	3,209	12%
Japan	2,400	9%	2,393	9%

Total	$26,407	100%	$25,879	100%

Our net revenue for the first half of 2012, which included 26 weeks, increased $528 million, or 2%, compared to the first half of 2011, which included 27 weeks. The increase in revenue was primarily due to a 3% increase in the PC Client Group and Data Center Group platform unit sales driven by the launch of new platforms while average selling prices were unchanged. McAfee, which was acquired in Q1 2011, contributed $382 million of additional revenue in the first half of 2012 compared to the same period in the prior year. Compared to first half of 2011, revenue in the Europe and Asia-Pacific regions increased 7% and 3% respectively, while revenue in the Japan region was unchanged. Revenue in the Americas region decreased by 3%, compared to first half of 2011.

Our overall gross margin dollars increased by $1.0 billion, or 7%, compared to the first half of 2011. The increase was primarily due to $497 million of lower startup costs as we transition from our 22nm process technology to R&D of our next-generation 14nm process technology as well as higher PC Client Group and Data Center Group platform revenue. The increase was also driven by a $422 million charge recorded in the first half of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel® 6 Series Express Chipset Family. Additionally, due to the acquisition of McAfee in the first quarter of 2011 our McAfee operating segment contributed approximately $326 million of additional gross margin dollars compared to the first half of 2011. These increases were partially offset by higher PC Client Group and Data Center Group platform unit costs on the ramp of our 22nm process technology. The amortization of acquisition-related intangibles resulted in a $279 million reduction to our overall gross margin dollars in the first half of 2012, compared to $210 million in the first half of 2011, primarily due to the acquisitions of McAfee and the WLS business of Infineon.

Our overall gross margin percentage increased to 63.7% in the first half of 2012 from 61.0% in the first half of 2011. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group. We derived a substantial majority of our overall gross margin dollars in the first half of 2012 and the first half of 2011 from the sale of platforms in the PC Client Group and Data Center Group operating segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PC Client Group

The revenue and operating income for the PC Client Group (PCCG) operating segment for the first half of 2012 and the first half of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Net revenue	$17,135	$16,942
Operating income	$6,899	$6,827

Net revenue for the PCCG operating segment increased by $193 million, or 1%, in the first half of 2012 compared to the first half of 2011. Total platform unit sales were up 3%, while platform average selling prices were down 1%. The increase in revenue was due to higher notebook unit sales, up 7%, and higher desktop average selling prices, which were up 4%, driven by strength in the enterprise and emerging market segments. These increases were partially offset by lower notebook platform average selling prices, which were down 5%.

Operating income increased by $72 million, or 1%, in the first half of 2012 compared to the first half of 2011 as the gross margin increased $803 million. The increase in operating income was primarily due to $564 million of lower startup costs compared to the first half of 2011 as we transition from manufacturing start-up costs related to our 22nm process technology to R&D of our next-generation 14nm process technology. Additionally, we had a $422 million charge recorded in the first half of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel ® 6 Series Express Chipset Family. To a lesser extent, higher notebook and desktop revenue contributed to the increase. These increases were offset by $731 million of higher operating expenses as well as higher platform unit costs.

Data Center Group

The revenue and operating income for the Data Center Group (DCG) operating segment for the first half of 2012 and the first half of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Net revenue	$5,257	$4,900
Operating income	$2,532	$2,426

Net revenue for the DCG operating segment increased by $357 million, or 7%, in the first half of 2012 compared to the first half of 2011. The increase was due to platform average selling prices, which were up 11%. This increase was partially offset by platform volume, which decreased 3%. Our server business benefitted on the demand for our most recent generation of products due to the increasing number of devices that compute and connect to the internet, which is driving the build-out of the cloud infrastructure.

Operating income increased by $106 million in the first half of 2012 compared to the first half of 2011 as the gross margin increased $322 million. The increase in operating income was primarily due to higher platform revenue, which was up 7%. This increase is partially offset by $216 million of higher operating expenses.

Other Intel Architecture Operating Segments

The revenue and operating income (loss) for the other Intel architecture (Other IA) operating segments, including the Intelligent Systems Group (ISG), the Netbook Group, Intel Mobile Communications (IMC), the Tablet Group, the Phone Group, and the Service Provider Group (SVPG), for the first half of 2012 and the first half of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Net revenue	$2,183	$2,538
Operating income (loss)	$(647)	$(69)

Net revenue for the Other IA operating segments decreased by $355 million, or 14%, in the first half of 2012 compared to the first half of 2011. The decrease was primarily due to lower netbook platform volume and lower netbook average selling prices. Additionally, lower average selling prices within IMC contributed to the decrease.

Operating results for the Other IA operating segments decreased by $578 million. The decline in operating results was primarily due to higher operating expenses throughout the operating segments. Additionally, lower netbook and IMC revenue contributed to the decrease.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments

The revenue and operating income (loss) for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for the first half of 2012 and the first half of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Net revenue	$1,157	$751
Operating income (loss)	$21	$(66)

Net revenue for the Software and Services operating segments increased by $406 million in the first half of 2012 compared to the first half of 2011. The increase was due to higher McAfee revenue. We acquired McAfee in Q1 2011, which contributed $382 million of additional revenue in the first half 2012.

Operating results for the Software and Services operating segments increased by $87 million in the first half of 2012 compared to the first half of 2011. The increase in operating income was primarily due to higher McAfee revenue partially offset by higher McAfee operating expenses.

Operating Expenses

Operating expenses for the first half of 2012 and the first half of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Research and development	$4,914	$3,902
Marketing, general and administrative	$4,104	$3,680
Amortization of acquisition-related intangibles	$159	$112

Research and Development. R&D spending increased by $1.0 billion, or 26%, in the first half of 2012 compared to the first half of 2011. This increase was primarily due to higher compensation expenses mainly due to an increase in employees as well as annual salary increases; higher process development costs due to R&D of our next-generation 14nm process technology; the full first quarter expenses of McAfee and IMC, both acquired in Q1 2011; and higher R&D costs related to the development of 450-mm wafer technology.

Marketing, General and Administrative. Marketing, general and administrative expenses increased by $424 million, or 12%, in the first half of 2012 compared to the first half of 2011. This increase was primarily due to the full first quarter expenses of McAfee and IMC, both acquired in Q1 2011, higher marketing expenses, and higher compensation expenses mainly due to an increase in employees as well as annual salary increases.

R&D, combined with marketing, general and administrative expenses, were 34% of net revenue in the first half of 2012 (29% of net revenue in the first half of 2011).

Gains (Losses) on Equity Investments and Interest and Other

Gains (losses) on equity investments, net and interest and other, net were as follows:

(In Millions)	YTD 2012	YTD 2011
Gains (losses) on equity investments, net	$28	$3
Interest and other, net	$78	$206

We recognized higher net gains on equity investments in the first half of 2012 compared to the first half of 2011. We recognized higher gains on third-party merger transactions and lower equity method losses in the first half of 2012 compared to the first half of 2011. This was partially offset by higher impairments and lower gains on other equity transactions in the first half of 2012 compared to the first half of 2011. Our share of equity method investee losses recognized in the first half of 2011 were primarily related to Clearwire LLC ($95 million).

Interest and other, net decreased in the first half of 2012 compared to the first half of 2011, primarily due to a $164 million gain recognized upon formation of the Intel-GE Care Innovations, LLC joint venture during Q1 2011. This decrease was partially offset by proceeds received from an insurance claim in Q2 2012 related to the floods in Thailand.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	YTD 2012	YTD 2011
Income before taxes	$7,748	$8,302
Provision for taxes	$2,183	$2,188
Effective tax rate	28.2%	26.4%

The effective tax rate for the first half of 2012 does not include the U.S. research and development tax credit that has not been reinstated in 2012. Additionally, the first half of 2011 included the reversal of previously accrued taxes related to the settlement of an uncertain tax position.

Liquidity and Capital Resources

	June 30,	Dec. 31,
(Dollars in Millions)	2012	2011
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$13,648	$14,837
Loans receivable and other long-term investments	$1,472	$1,769
Short-term and long-term debt	$7,185	$7,331
Debt as % of stockholders’ equity	14.7%	16.0%

In summary, our cash flows were as follows:

	Six Months Ended
	June 30,	July 2,
(In Millions)	2012	2011
Net cash provided by operating activities	$7,711	$7,984
Net cash used for investing activities	(3,876)	(1,427)
Net cash used for financing activities	(3,671)	(7,433)
Effect of exchange rate fluctuations on cash and cash equivalents	(6)	13

Net increase (decrease) in cash and cash equivalents	$158	$(863)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Cash from operations for the first half of 2012 was $7.7 billion, a decrease of $273 million compared to the first half of 2011 due to lower net income and changes in our working capital, partially offset by adjustments for non-cash items. The adjustments for non-cash items were higher primarily due to higher depreciation in the first half of 2012 as compared to the first half of 2011, and, to a lesser extent, the gain recognized upon the formation of the Intel-GE Innovations, LLC joint venture in the first quarter of 2011.

Changes in assets and liabilities as of June 30, 2012 compared to December 31, 2011 included the following:

•	Accrued compensation and benefits decreased due to the payout of 2011 profit-dependent compensation.
•	Inventories increased primarily on the ramp of 3rd generation Intel® Core™ processor family products, partially offset by a significant reduction in older generation products.

For the first half of 2012, our two largest customers accounted for 31% of net revenue (35% for the first half of 2011) with one of those customers accounting for 17% of our net revenue, and another customer accounting for 14% of our net revenue. These two largest customers accounted for 33% of net accounts receivable at June 30, 2012 (32% at December 31, 2011).

Investing Activities

The increase in cash used for investing activities in the first half of 2012, compared to the first half of 2011, was primarily due to a decrease in net sales and maturities of available-for-sale investments and trading assets, partially offset by a decrease in cash paid for acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities

The decrease in cash used for financing activities in the first half of 2012, compared to the first half of 2011, was due to lower repurchases of common stock under our authorized common stock repurchase program and higher proceeds from the sale of shares through employee equity incentive plans.

Liquidity

Cash generated by operations is our primary source of liquidity. We maintain a diverse portfolio that we continuously analyze based on issuer, industry, and country. As of June 30, 2012, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $13.6 billion ($14.8 billion as of December 31, 2011). In addition to the $13.6 billion, we have $1.5 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Most of our investments in debt instruments are with A/A2 or better rated issuers, and a majority of the issuers are rated AA-/Aa3 or better.

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first half of 2012 were $500 million, although no commercial paper remained outstanding as of June 30, 2012. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of June 30, 2012. We also have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity, and other securities.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, and acquisitions or strategic investments.

Fair Value of Financial Instruments

When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. For further information, see “Note 4: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Credit risk is factored into the valuation of financial instruments that we measure and record at fair value. When fair value is determined using pricing models, such as a discounted cash flow model, the obligor’s credit risk is factored into the calculation of the fair value, as appropriate.

Marketable Debt Instruments

As of June 30, 2012, our assets measured and recorded at fair value on a recurring basis included $13.5 billion of marketable debt instruments. Of these instruments, $4.1 billion was classified as Level 1, $9.3 billion as Level 2, and $174 million as Level 3.

Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the use of observable market prices for identical securities that are traded in active markets. Management evaluates security-specific market data when determining if the market for a debt security is active.

Of the $9.3 billion balance of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 65% of the balance was classified as Level 2 due to the use of a discounted cash flow model and approximately 35% due to the use of non-binding market consensus prices that were corroborated with observable market data.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans Receivable

As of June 30, 2012, our assets measured and recorded at fair value on a recurring basis included $739 million of loans receivable. All of these loans were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.

Marketable Equity Securities

As of June 30, 2012, our assets measured and recorded at fair value on a recurring basis included $599 million of marketable equity securities. A substantial majority of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

Contractual Obligations

Subsequent to the end of the second quarter of 2012, we entered into a series of agreements with ASML intended to accelerate the development of 450-mm wafer technology and EUV lithography. The agreements include Intel providing R&D funding totaling €829 million (approximately $1.0 billion as of the date of the agreement) over five years and equity investment commitments totaling €2.5 billion (approximately $3.1 billion as of the date of the agreement). Additionally, as part of the agreements, Intel is also committing to advanced purchase orders for a specified number of tools from ASML. The companies expect the transaction to close after the ASML shareholder vote in the third quarter of 2012 and satisfaction of standard closing conditions, including customary regulatory approvals. For further information, see “Note 23: Pending agreements with ASML Holding N.V.” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are directly and indirectly affected by changes in equity prices, non-U.S. currency exchange rates, and interest rates. Our market risk profile has not changed materially during the first half of 2012. Please refer to the discussion about market risk and sensitivity analysis in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2011 Annual Report on Form 10-K remains current as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 with the exception of the revised risk factor below.

Third parties might attempt to breach our network security and our products and services, which could damage our reputation and financial results.

We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our IT systems. Additionally, malicious hackers may attempt to gain unauthorized access into and corrupt the processes of hardware and software products that we manufacture and services we provide. These attempts might be the result of industrial or other espionage or actions by hackers seeking to harm the company, its products and services, or users of its products and services. Because of the widespread use of Intel products and/or because of the high profile of our McAfee subsidiary, we or our products and services are a frequent target of computer hackers or organizations that intend to sabotage, take control of or otherwise corrupt our manufacturing or other processes, products and services or to gain access to our network or data centers or those of our customers or end users, steal proprietary information related to our business, products, and customers or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. These attacks are sometimes successful; and in some instances we, our customers and end users of our products and services might be unaware of an incident or its magnitude and effects. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes or patches to our products and services, but in some cases preventive and remedial action might not be successful. Both successful and unsuccessful attacks could result in our incurring costs relating to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, or paying damages or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with customers or end users and reduce demand for our products and services.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of June 30, 2012, $7.5 billion remained available for repurchase under the existing repurchase authorization limit.

Common stock repurchase activity under our authorized, publicly announced plan during the second quarter of 2012 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2012-April 28, 2012	11.9	$27.93	$8,266
April 29, 2012-May 26, 2012	13.5	$27.42	$7,894
May 27, 2012-June 30, 2012	15.2	$26.16	$7,497

Total	40.6	$27.10	$7,497

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

INTEL CORPORATION (Registrant)

Date: August 1, 2012	By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, Director of Corporate Strategy, and Principal Accounting Officer