Form 10-Q
period 2012-09-29
INTEL CORP
filed 2012-10-31
CIK 50863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 19, 2012
Common stock, $0.001 par value	4,976 million

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Net revenue	$13,457	$14,233	$39,864	$40,112
Cost of sales	4,942	5,215	14,530	15,307

Gross margin	8,515	9,018	25,334	24,805

Research and development	2,605	2,140	7,519	6,042
Marketing, general and administrative	1,995	2,017	6,099	5,697
Amortization of acquisition-related intangibles	74	76	233	188

Operating expenses	4,674	4,233	13,851	11,927

Operating income	3,841	4,785	11,483	12,878
Gains (losses) on equity investments, net	53	92	81	95
Interest and other, net	27	15	105	221

Income before taxes	3,921	4,892	11,669	13,194

Provision for taxes	949	1,424	3,132	3,612

Net income	$2,972	$3,468	$8,537	$9,582

Basic earnings per common share	$0.59	$0.67	$1.71	$1.80

Diluted earnings per common share	$0.58	$0.65	$1.65	$1.75

Cash dividends declared per common share	$0.45	$0.42	$0.87	$0.7824

Weighted average common shares outstanding:
Basic	4,996	5,194	5,006	5,317

Diluted	5,153	5,340	5,181	5,466

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Net income	$2,972	$3,468	$8,537	$9,582

Other comprehensive income, net of tax:
Change in net unrealized holding gain (loss) on available-for-sale investments	80	(161)	137	(202)
Change in net deferred tax asset valuation allowance	1	(54)	1	(68)
Change in net unrealized holding gain (loss) on derivatives	166	(134)	103	(29)
Change in net prior service costs	1	2	3	2
Change in net actuarial losses	18	6	48	(7)
Change in net foreign currency translation adjustment	90	(157)	(12)	(61)

Other comprehensive income (loss)	356	(498)	280	(365)

Total comprehensive income	$3,328	$2,970	$8,817	$9,217

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In Millions)	Sept. 29, 2012	Dec. 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,520	$5,065
Short-term investments	2,483	5,181
Trading assets	4,462	4,591
Accounts receivable, net	3,938	3,650
Inventories	5,319	4,096
Deferred tax assets	1,633	1,700
Other current assets	1,659	1,589

Total current assets	23,014	25,872

Property, plant and equipment, net of accumulated depreciation of $37,009 ($34,446 as of December 31, 2011)	27,157	23,627
Marketable equity securities	3,924	562
Other long-term investments	469	889
Goodwill	9,623	9,254
Identified intangible assets, net	6,221	6,267
Other long-term assets	4,033	4,648

Total assets	$74,441	$71,119

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$56	$247
Accounts payable	3,188	2,956
Accrued compensation and benefits	2,320	2,948
Accrued advertising	1,096	1,134
Deferred income	1,954	1,929
Other accrued liabilities	3,339	2,814

Total current liabilities	11,953	12,028

Long-term debt	7,100	7,084
Long-term deferred tax liabilities	2,904	2,617
Other long-term liabilities	3,215	3,479
Contingencies (Note 21)
Stockholders’ equity:
Preferred stock	—	—
Common stock and capital in excess of par value, 4,982 shares issued and outstanding (5,000 as of December 31, 2011)	19,278	17,036
Accumulated other comprehensive income (loss)	(501)	(781)
Retained earnings	30,492	29,656

Total stockholders’ equity	49,269	45,911

Total liabilities and stockholders’ equity	$74,441	$71,119

See accompanying notes.

INTEL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Sept. 29, 2012	Oct. 1, 2011
Cash and cash equivalents, beginning of period	$5,065	$5,498

Cash flows provided by (used for) operating activities:
Net income	8,537	9,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,716	3,808
Share-based compensation	830	812
Excess tax benefit from share-based payment arrangements	(139)	(28)
Amortization of intangibles	801	667
(Gains) losses on equity investments, net	(81)	(95)
(Gains) losses on divestitures	—	(164)
Deferred taxes	(42)	589
Changes in assets and liabilities:
Accounts receivable	(283)	(856)
Inventories	(1,198)	(110)
Accounts payable	232	645
Accrued compensation and benefits	(588)	(651)
Income taxes payable and receivable	294	194
Other assets and liabilities	(221)	(60)

Total adjustments	4,321	4,751

Net cash provided by operating activities	12,858	14,333

Cash flows provided by (used for) investing activities:
Additions to property, plant and equipment	(8,523)	(7,920)
Acquisitions, net of cash acquired	(568)	(8,477)
Purchases of available-for-sale investments	(6,643)	(7,426)
Sales of available-for-sale investments	2,142	9,052
Maturities of available-for-sale investments	4,631	8,645
Purchases of trading assets	(12,548)	(6,795)
Maturities and sales of trading assets	12,678	7,688
Collection of loans receivable	141	—
Origination of loans receivable	(216)	(206)
Investments in non-marketable equity investments	(358)	(569)
Proceeds from the sale of IM Flash Singapore, LLP (IMFS) assets and certain IM Flash Technologies, LLC (IMFT) assets	605	—
Return of equity method investments	137	172
Purchases of licensed technology and patents	(565)	(45)
Proceeds from divestitures	—	50
Other investing	359	297

Net cash used for investing activities	(8,728)	(5,534)

Cash flows provided by (used for) financing activities:
Increase (decrease) in short-term debt, net	(191)	28
Proceeds from government grants	38	56
Excess tax benefit from share-based payment arrangements	139	28
Issuance of long-term debt	—	4,962
Proceeds from sales of shares through employee equity incentive plans	1,975	925
Repurchase of common stock	(4,090)	(10,187)
Payment of dividends to stockholders	(3,231)	(3,057)
Other financing	(315)	(5)

Net cash used for financing activities	(5,675)	(7,250)

Effect of exchange rate fluctuations on cash and cash equivalents	—	10

Net increase (decrease) in cash and cash equivalents	(1,545)	1,559

Cash and cash equivalents, end of period	$3,520	$7,057

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$33	$—
Income taxes, net of refunds	$2,906	$2,770

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

Note 3: Recent Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards will be effective for us beginning in the fourth quarter of 2012. We do not expect these new standards to significantly impact our consolidated condensed financial statements.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of September 29, 2012 and December 31, 2011:

	September 29, 2012				December 31, 2011
	Fair Value Measured and Recorded at Reporting Date Using				Fair Value Measured and Recorded at Reporting Date Using
(In Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Bank deposits	$—	$637	$—	$637	$—	$795	$—	$795
Commercial paper	—	1,449	—	1,449	—	2,408	—	2,408
Government bonds	—	50	—	50	650	—	—	650
Money market fund deposits	434	—	—	434	546	—	—	546
Short-term investments:
Bank deposits	—	438	—	438	—	196	—	196
Commercial paper	—	1,216	—	1,216	—	1,409	—	1,409
Corporate bonds	35	273	29	337	120	428	28	576
Government bonds	352	140	—	492	2,690	310	—	3,000
Trading assets:
Asset-backed securities	—	—	81	81	—	—	115	115
Bank deposits	—	183	—	183	—	135	—	135
Corporate bonds	533	509	—	1,042	202	486	—	688
Commercial paper	—	174	—	174	—	305	—	305
Government bonds	1,439	1,257	—	2,696	1,698	1,317	—	3,015
Money market fund deposits	53	—	—	53	49	—	—	49
Municipal bonds	—	233	—	233	—	284	—	284
Other current assets:
Derivative assets	—	164	4	168	—	159	7	166
Loans receivable	—	200	—	200	—	33	—	33
Marketable equity securities	3,920	4	—	3,924	522	40	—	562
Other long-term investments:
Asset-backed securities	—	—	13	13	—	—	36	36
Bank deposits	—	56	—	56	—	55	—	55
Corporate bonds	58	141	40	239	—	282	39	321
Government bonds	59	102	—	161	177	300	—	477
Other long-term assets:
Derivative assets	—	27	25	52	—	34	29	63
Loans receivable	—	569	—	569	—	715	—	715

Total assets measured and recorded at fair value	$6,883	$7,822	$192	$14,897	$6,654	$9,691	$254	$16,599

Liabilities
Other accrued liabilities:
Derivative liabilities	$—	$211	$2	$213	$—	$280	$8	$288
Long-term debt	—	—	128	128	—	—	131	131
Other long-term liabilities:
Derivative liabilities	—	15	—	15	—	27	—	27

Total liabilities measured and recorded at fair value	$—	$226	$130	$356	$—	$307	$139	$446

Government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as non-U.S. government bonds, U.S. Treasury securities, and U.S. agency securities.

During the first nine months of 2012, approximately $250 million of government bonds and corporate bonds were transferred from Level 1 to Level 2 primarily based on the reduced market activity for the underlying securities. Our policy is to reflect transfers in and transfers out at the beginning of the quarter in which a change in circumstances resulted in the transfer.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Value Option for Financial Assets/Liabilities

We elected the fair value option for loans made to third parties when the interest rate or foreign exchange rate risk was hedged at inception with a related derivative instrument. As of September 29, 2012, the fair value of our loans receivable for which we elected the fair value option did not significantly differ from the contractual principal balance based on the contractual currency. These loans receivable are classified within other current assets and other long-term assets. Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Gains and losses from changes in fair value on the loans receivable and related derivative instruments, as well as interest income, are recorded in interest and other, net. During all periods presented, changes in the fair value of our loans receivable were largely offset by changes in the related derivative instruments, resulting in an insignificant net impact on our consolidated condensed statements of income. Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies and were insignificant during all periods presented. We did not elect the fair value option for loans when the interest rate or foreign exchange rate risk was not hedged at inception with a related derivative instrument.

We elected the fair value option for the bonds issued in 2007 by the Industrial Development Authority of the City of Chandler, Arizona (2007 Arizona bonds). In connection with the 2007 Arizona bonds, we entered into a total return swap agreement that effectively converts the fixed-rate obligation on the bonds to a floating U.S.-dollar LIBOR-based rate. As a result, changes in the fair value of this debt are largely offset by changes in the fair value of the total return swap agreement, without the need to apply hedge accounting provisions. The 2007 Arizona bonds are included in long-term debt. As of September 29, 2012 and December 31, 2011, no other instruments were similar to the 2007 Arizona bonds for which we elected fair value treatment.

As of September 29, 2012, the fair value of the 2007 Arizona bonds did not significantly differ from the contractual principal balance. The fair value of the 2007 Arizona bonds was determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data, as well as unobservable inputs that were significant to the fair value measurement. Gains and losses on the 2007 Arizona bonds and the related total return swap are recorded in interest and other, net. We capitalize a portion of the interest associated with the 2007 Arizona bonds; the remaining interest is recorded as interest expense in interest and other, net.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-marketable equity investments (non-marketable equity method and cost method investments) and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized.

A portion of our non-marketable equity investments was measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. Impairment charges recognized on non-marketable equity investments held as of September 29, 2012 were $19 million during the third quarter of 2012 and $88 million during the first nine months of 2012 (impairment charges recognized on non-marketable equity investments held as of October 1, 2011 were $12 million during the third quarter of 2011 and $33 million during the first nine months of 2011). The fair value of these non-marketable equity investments that were impaired during the first nine months of 2012 was $51 million at the time of impairment ($53 million for non-marketable equity investments impaired during the first nine months of 2011).

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our non-marketable cost method investments, indebtedness carried at amortized cost, and cost method loans receivable quarterly; however, the assets are recorded at fair value only when an impairment charge is recognized. The carrying amounts and fair values of certain financial instruments not recorded at fair value on a recurring basis as of September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,128	$—	$—	$1,697	$1,697
Loans receivable	$207	$—	$150	$56	$206
Long-term debt	$6,972	$5,500	$2,942	$—	$8,442
NVIDIA Corporation cross-license agreement liability	$870	$—	$889	$—	$889
	December 31, 2011
(In Millions)	Carrying Amount	Fair Value Measured Using			Fair Value
		Level 1	Level 2	Level 3
Non-marketable cost method investments	$1,129	$—	$—	$1,861	$1,861
Loans receivable	$132	$—	$132	$—	$132
Long-term debt	$6,953	$5,287	$2,448	$—	$7,735
Short-term debt	$200	$—	$200	$—	$200
NVIDIA Corporation cross-license agreement liability	$1,156	$—	$1,174	$—	$1,174

As of September 29, 2012 and December 31, 2011, the unrealized loss position of our non-marketable cost method investments was insignificant.

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

The carrying amount and fair value of loans receivable exclude loans measured and recorded at a fair value of $769 million as of September 29, 2012 ($748 million as of December 31, 2011). The carrying amount and fair value of long-term debt exclude long-term debt measured and recorded at a fair value of $128 million as of September 29, 2012 ($131 million as of December 31, 2011). Short-term debt includes our commercial paper outstanding as of December 31, 2011, and the carrying amount and fair value exclude drafts payable.

The fair value of our loans receivable, including those held at fair value, is determined using a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings. The credit quality of our loans receivable remains high, with credit ratings of A/A2 or better for most of our loans receivable as of September 29, 2012. Our long-term debt recognized at amortized cost is comprised of our senior notes and our convertible debentures. The fair value of our senior notes is determined using active market prices, and is thereby classified as Level 1. The fair value of our convertible long-term debt is determined using discounted cash flow models with observable market inputs and takes into consideration variables such as risk-free rate, comparable securities, subordination discount, credit-rating changes, and interest rate changes.

The NVIDIA Corporation cross-license agreement liability in the preceding table was incurred as result of entering into a long-term patent cross-license agreement with NVIDIA in January 2011. We agreed to make payments to NVIDIA over six years. As of September 29, 2012 and December 31, 2011, the carrying amount of the liability arising from the agreement was classified within other accrued liabilities and other long-term liabilities, as applicable. The fair value is determined using a discounted cash flow model, which discounts future cash flows using our incremental borrowing rates.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 5: Trading Assets

As of September 29, 2012 and December 31, 2011, trading assets were comprised of marketable debt instruments. Net gains related to trading assets still held at the reporting date were $50 million in the third quarter of 2012 and $35 million in the first nine months of 2012 (net losses of $89 million in the third quarter of 2011 and $37 million in the first nine months of 2011). Net losses on the related derivatives were $39 million in the third quarter of 2012 and $11 million in the first nine months of 2012 (net gains of $81 million in the third quarter of 2011 and $42 million in the first nine months of 2011).

Note 6: Available-for-Sale Investments

Available-for-sale investments as of September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012				December 31, 2011
(In Millions)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$15	$—	$(2)	$13	$48	$—	$(12)	$36
Bank deposits	1,129	2	—	1,131	1,046	1	(1)	1,046
Commercial paper	2,665	—	—	2,665	3,820	—	(3)	3,817
Corporate bonds	559	18	(1)	576	892	14	(9)	897
Government bonds	704	—	(1)	703	4,131	—	(4)	4,127
Marketable equity securities	3,370	554	—	3,924	189	385	(12)	562
Money market fund deposits	434	—	—	434	546	—	—	546

Total available-for-sale investments	$8,876	$574	$(4)	$9,446	$10,672	$400	$(41)	$11,031

In the preceding table, government bonds include bonds issued or deemed to be guaranteed by government entities. Government bonds include instruments such as U.S. Treasury securities, non-U.S. government obligations, and U.S. agency securities as of September 29, 2012 and December 31, 2011.

During the third quarter of 2012, we entered into a series of agreements with ASML Holding N.V. intended to accelerate the development of 450-millimeter (mm) wafer technology and extreme ultra-violet (EUV) lithography. The agreements include Intel’s purchase of ASML equity securities totaling $3.2 billion completed in the third quarter of 2012. This equity interest has been accounted for as an available-for-sale investment and is included in marketable equity securities in the preceding table. Intel’s ownership interest in ASML was 13% of ASML’s issued shares as of September 29, 2012 and is subject to lock-up and voting restrictions. Subject to certain regulatory approvals, ASML has agreed to execute a synthetic share buy-back during the fourth quarter that would result in Intel’s ownership increasing to 15%. Intel also agreed to provide research and development (R&D) funding totaling €829 million (approximately $1.0 billion as of the date of the agreement) over five years and committed to advance purchase orders for a specified number of tools from ASML. The agreements set forth terms to determine pricing as well as milestones related to 450-mm and EUV development and production tool deliveries. In exchange for making this early commitment, Intel will receive credits to be applied to future tool purchases from ASML.

The amortized cost and fair value of available-for-sale debt investments as of September 29, 2012, by contractual maturity, were as follows:

(In Millions)	Cost	Fair Value
Due in 1 year or less	$4,611	$4,619
Due in 1–2 years	366	372
Due in 2–5 years	80	84
Instruments not due at a single maturity date	449	447

Total	$5,506	$5,522

Instruments not due at a single maturity date in the preceding table include asset-backed securities and money market fund deposits.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

We sold available-for-sale investments for proceeds of $1.5 billion in the third quarter of 2012 and $2.1 billion in the first nine months of 2012 ($298 million in the third quarter of 2011 and $9.1 billion in the first nine months of 2011). Substantially all of the proceeds in the first nine months of 2011 were from sales of debt investments and were primarily used to fund our acquisition of McAfee, Inc. The gross realized gains on sales of available-for-sale investments were $66 million in the third quarter of 2012 and $110 million in the first nine months of 2012 ($186 million in the third quarter of 2011 and $251 million in the first nine months of 2011) and were primarily related to our sales of marketable equity securities. We determine the cost of an investment sold on an average cost basis at the individual security level. Impairment charges recognized on available-for-sale investments were $36 million in the first nine months of 2012 ($71 million in the first nine months of 2011).

The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Net unrealized holding gains (losses) included in other comprehensive income (loss)	$206	$(47)	$320	$(23)
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$83	$203	$109	$291

Note 7: Inventories

Inventories at the end of each period were as follows:

(In Millions)	Sept. 29, 2012	Dec. 31, 2011
Raw materials	$614	$644
Work in process	2,363	1,680
Finished goods	2,342	1,772

Total inventories	$5,319	$4,096

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

Currency Exchange Rate Risk

We are exposed to currency exchange rate risk and generally hedge our exposures with currency forward contracts, currency interest rate swaps, or currency options. Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Japanese yen, the euro, and the Israeli shekel. We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non-U.S.-dollar-denominated investments in debt instruments and loans receivable are generally hedged with offsetting currency forward contracts or currency interest rate swaps. We may also hedge foreign currency risk arising from funding foreign currency denominated forecasted investments. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements.

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

Equity Market Risk

Our investments include marketable equity securities and equity derivative instruments. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities; however, for our investments in strategic equity derivative instruments, we may enter into transactions to reduce or eliminate the equity market risks, and for our securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal, and whether it is possible and appropriate to hedge the equity market risk. Our equity market risk management program includes equity derivatives without hedge accounting designation that utilize warrants, equity options, or other equity derivatives. We recognize changes in the fair value of such derivatives in gains (losses) on equity investments, net. We also utilize total return swaps to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. Gains and losses from changes in fair value of these total return swaps are generally offset by the gains and losses on the related liabilities, both of which are recorded in cost of sales and operating expenses.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recorded at fair value) were as follows:

(In Millions)	Sept. 29, 2012	Dec. 31, 2011	Oct. 1, 2011
Currency forwards	$10,158	$11,203	$9,902
Currency interest rate swaps	2,574	1,650	1,870
Currency options	1,751	2	—
Embedded debt derivatives	3,600	3,600	3,600
Equity options	45	54	31
Interest rate swaps	1,132	1,837	2,001
Total return swaps	920	761	731
Other	111	126	136

Total	$20,291	$19,233	$18,271

The gross notional amounts for currency forwards, currency interest rate swaps, and currency options (presented by currency) were as follows:

(In Millions)	Sept. 29, 2012	Dec. 31, 2011	Oct. 1, 2011
British pound sterling	$312	$459	$371
Chinese yuan	634	688	606
Euro	6,276	3,904	3,958
Israeli shekel	1,991	2,168	1,987
Japanese yen	3,831	3,477	3,464
Malaysian ringgit	340	805	549
Other	1,099	1,354	837

Total	$14,483	$12,855	$11,772

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Fair Values of Derivative Instruments in the Consolidated Condensed Balance Sheets

The fair values of our derivative instruments as of September 29, 2012 and December 31, 2011 were as follows:

	Sept. 29, 2012				Dec. 31, 2011
(In Millions)	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Long-Term Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Currency forwards	$51	$4	$60	$—	$61	$—	$170	$7
Other	—	—	1	—	—	—	1	—

Total derivatives designated as hedging instruments	$51	$4	$61	$—	$61	$—	$171	$7

Derivatives not designated as hedging instruments
Currency forwards	$35	$—	$30	$—	$54	$—	$34	$—
Currency interest rate swaps	39	23	41	10	41	33	11	10
Currency options	38	—	38	—	—	—	—	—
Embedded debt derivatives	—	—	—	5	—	—	—	10
Equity options	—	5	2	—	—	6	9	—
Interest rate swaps	1	—	41	—	3	—	63	—
Total return swaps	4	—	—	—	7	—	—	—
Other	—	20	—	—	—	24	—	—

Total derivatives not designated as hedging instruments	$117	$48	$152	$15	$105	$63	$117	$20

Total derivatives	$168	$52	$213	$15	$166	$63	$288	$27

Derivatives in Cash Flow Hedging Relationships

The before-tax effects of derivative instruments in cash flow hedging relationships for the three and nine months ended September 29, 2012 and October 1, 2011 were as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	Q3 2012	Q3 2011	Location	Q3 2012	Q3 2011
Currency forwards	$190	$(101)	Cost of sales	$(10)	$38
			Research and development	(25)	8
			Marketing, general and administrative	(13)	8
Other	1	—	Cost of sales	—	—

Total	$191	$(101)		$(48)	$54

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI into Income by Derivative Instrument Type (Effective Portion)
(In Millions)	YTD 2012	YTD 2011	Location	YTD 2012	YTD 2011
Currency forwards	$75	$155	Cost of sales	$16	$114
			Research and development	(61)	31
			Marketing, general and administrative	(24)	25
Other	—	2	Cost of sales	(1)	2

Total	$75	$157		$(70)	$172

Gains and losses on derivative instruments in cash flow hedging relationships related to hedge ineffectiveness and amounts excluded from effectiveness testing were insignificant during all periods presented in the preceding tables. We estimate that we will reclassify approximately $18 million (before taxes) of net derivative gains included in accumulated other comprehensive income (loss) into earnings within the next 12 months. For all periods presented, there was an insignificant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that were not probable to occur.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments on the consolidated condensed statements of income were as follows:

		Three Months Ended		Nine Months Ended
(In Millions)	Location of Gains (Losses) Recognized in Income on Derivatives	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Currency forwards	Interest and other, net	$19	$34	$(9)	$50
Currency interest rate swaps	Interest and other, net	(53)	85	(40)	(43)
Currency options	Interest and other, net	3	—	3	—
Equity options	Gains (losses) on equity investments, net	—	(4)	1	(70)
Interest rate swaps	Interest and other, net	(3)	(11)	31	(30)
Total return swaps	Various	69	(64)	71	(44)
Other	Gains (losses) on equity investments, net	(1)	1	(4)	3

Total		$34	$41	$53	$(134)

Note 9: Other Long-Term Assets

Other long-term assets at the end of each period were as follows:

(In Millions)	Sept. 29, 2012	Dec. 31, 2011
Equity method investments	$1,010	$1,669
Non-marketable cost method investments	1,128	1,129
Non-current deferred tax assets	281	335
Loans receivable	644	715
Other	970	800

Total other long-term assets	$4,033	$4,648

Note 10: Equity Method Investments

IMFT/IMFS

Micron Technology, Inc. and Intel formed IM Flash Technologies, LLC (IMFT) and IM Flash Singapore, LLP (IMFS) to manufacture NAND flash memory products for Micron and Intel. During the second quarter of 2012, we entered into agreements with Micron to modify our joint venture relationship. Under the agreements and as of September 29, 2012, we own a 49% interest in the remaining assets held by IMFT and no longer hold an ownership interest in IMFS. We received $605 million in the second quarter of 2012 from the sale of assets of IMFS and certain assets of IMFT to Micron, which is reflected as a sale of assets within investing activities on the consolidated condensed statements of cash flows. The carrying value of our investment in IMFT was $633 million as of September 29, 2012 ($1.3 billion as of December 31, 2011 for IMFT/IMFS) and is classified within other long-term assets.

As part of the agreements to modify our joint venture relationship, we also entered into an amended operating agreement for IMFT, which extends the term of IMFT to 2024, unless earlier terminated under certain terms and conditions, and provides that IMFT may manufacture certain emerging memory technologies in addition to NAND flash memory. These agreements include a supply agreement for Micron to supply us NAND flash memory products. We provided approximately $365 million to Micron in the second quarter of 2012, which we expect will primarily be applied to future product purchases under the supply agreement with Micron. A substantial majority of the $365 million is reflected as a cash flow used for operating activities. The agreements also extend Intel and Micron’s NAND joint development program and expand it to include emerging memory technologies. Additionally, the amended agreement provides for certain rights that, beginning in 2015, provide us with the ability to sell to Micron, or Micron the ability to purchase from us, our interest in IMFT. If Intel exercises this right, Micron would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years.

The closing of the joint venture expansion did not have an impact on our consolidated condensed statements of income.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

These joint ventures are variable interest entities. All costs of the IMFT joint venture will be passed on to Micron and Intel through our purchase agreements. Our portion of IMFT/IMFS costs, primarily related to product purchases and production-related services, was approximately $120 million during the third quarter of 2012 and approximately $620 million during the first nine months of 2012 (approximately $255 million during the third quarter of 2011 and approximately $725 million during the first nine months of 2011). Subsequent to the sale of our ownership interest in IMFS in the second quarter of 2012, we no longer incur costs related to IMFS. The amount due to IMFT for product purchases and services provided was approximately $100 million as of September 29, 2012 (approximately $125 million as of December 31, 2011 due to IMFT/IMFS). During the first nine months of 2012, $137 million was returned to Intel by IMFT, which is reflected as a return of equity method investment within investing activities on the consolidated condensed statements of cash flows ($172 million during the first nine months of 2011).

IMFT is dependent upon Micron and Intel for any additional cash requirements. Our known maximum exposure to loss approximated the carrying value of our investment balance in IMFT as of September 29, 2012. Except for the amount due to IMFT for product purchases and services, we did not have any additional liabilities recognized on our consolidated condensed balance sheets in connection with our interests in these joint ventures as of September 29, 2012. In addition, our potential future losses could be higher than the carrying amount of our investment, as Intel and Micron are liable for other future operating costs or obligations of IMFT. Future cash calls could also increase our investment balance and the related exposure to loss. Finally, as we are currently committed to purchasing 49% of IMFT’s production output and production-related services, we may be required to purchase products at a cost in excess of realizable value.

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

Note 11: Gains (Losses) on Equity Investments, Net

Gains (losses) on equity investments, net included:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Share of equity method investee losses, net	$(30)	$(63)	$(65)	$(192)
Impairment charges	(19)	(79)	(128)	(102)
Gains on sales, net	63	190	127	277
Other, net	39	44	147	112

Total gains (losses) on equity investments, net	$53	$92	$81	$95

Note 12: Interest and Other, Net

The components of interest and other, net were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Interest income	$23	$22	$76	$70
Interest expense	(14)	—	(66)	(6)
Other, net	18	(7)	95	157

Total interest and other, net	$27	$15	$105	$221

Interest expense in the preceding table is net of $62 million of interest capitalized in the third quarter of 2012 and $171 million of interest capitalized in the first nine months of 2012 ($15 million in the third quarter of 2011 and $98 million in the first nine months of 2011).

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 13: Acquisitions

During the first nine months of 2012, we completed twelve acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $568 million. Most of the consideration was allocated to goodwill and acquisition-related developed technology intangible assets. For information on the assignment of goodwill to our operating segments for our acquisitions, see “Note 14: Goodwill,” and for information on the classification of intangible assets, see “Note 15: Identified Intangible Assets.”

Note 14: Goodwill

Goodwill activity for the first nine months of 2012 was as follows:

(In Millions)	PC Client Group	Data Center Group	Other Intel Architecture Operating Segments	Software and Services Operating Segments	Total
December 31, 2011	$2,918	$1,553	$844	$3,939	$9,254
Additions due to acquisitions	28	287	35	34	384
Impairments	—	—	(6)	—	(6)
Effect of exchange rate fluctuations	—	—	—	(9)	(9)

September 29, 2012	$2,946	$1,840	$873	$3,964	$9,623

Note 15: Identified Intangible Assets

Identified intangible assets at the end of each period were as follows:

	September 29, 2012
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,771	$(976)	$1,795
Acquisition-related customer relationships	1,712	(479)	1,233
Acquisition-related trade names	68	(30)	38
Licensed technology and patents	2,950	(845)	2,105

Identified intangible assets subject to amortization	$7,501	$(2,330)	$5,171
Acquisition-related trade names	805	—	805
Other intangible assets	245	—	245

Identified intangible assets not subject to amortization	$1,050	$—	$1,050

Total identified intangible assets	$8,551	$(2,330)	$6,221

	December 31, 2011
(In Millions)	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed technology	$2,615	$(570)	$2,045
Acquisition-related customer relationships	1,714	(254)	1,460
Acquisition-related trade names	68	(21)	47
Licensed technology and patents	2,395	(707)	1,688

Identified intangible assets subject to amortization	$6,792	$(1,552)	$5,240
Acquisition-related trade names	806	—	806
Other intangible assets	221	—	221

Identified intangible assets not subject to amortization	$1,027	$—	$1,027

Total identified intangible assets	$7,819	$(1,552)	$6,267

During the third quarter of 2012, we purchased wireless patents, including 3G, LTE, and other technologies, from InterDigital, Inc. for $375 million to be amortized over approximately 10 years. For identified intangible assets that are subject to amortization, we recorded amortization expense on the consolidated condensed statements of income as follows: substantially all amortization of acquisition-related developed technology and licensed technology and patents is included in cost of sales, and amortization of acquisition-related customer relationships and trade names is included in amortization of acquisition-related intangibles.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Amortization expenses for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Acquisition-related developed technology	$141	$135	$420	$345
Acquisition-related customer relationships	$71	$73	$224	$180
Acquisition-related trade names	$3	$3	$9	$8
Licensed technology and patents	$53	$45	$148	$134

Based on the identified intangible assets that are subject to amortization as of September 29, 2012, we expect future amortization expense to be as follows:

	Remainder
(In Millions)	of 2012	2013	2014	2015	2016
Acquisition-related developed technology	$140	$551	$528	$254	$167
Acquisition-related customer relationships	$71	$275	$261	$244	$226
Acquisition-related trade names	$3	$11	$10	$10	$4
Licensed technology and patents	$56	$223	$214	$197	$183

Note 16: Deferred Income

Deferred income at the end of each period was as follows:

(In Millions)	Sept. 29, 2012	Dec. 31, 2011
Deferred income on shipments of components to distributors	$791	$751
Deferred income from software and services operating segments	1,163	1,178

Current deferred income	$1,954	$1,929
Non-current deferred income from software and services operating segments	441	460

Total deferred income	$2,395	$2,389

We classify non-current deferred income from the software and services operating segments in other long-term liabilities.

Note 17: Employee Equity Incentive Plans

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

Under the 2006 Equity Incentive Plan (the 2006 Plan), 596 million shares of common stock have been made available for issuance as equity awards to employees and non-employee directors. A maximum of 394 million of these shares can be awarded as non-vested shares (restricted stock) or non-vested share units (restricted stock units). As of September 29, 2012, 247 million shares remained available for future grant under the 2006 Plan.

The 2006 Stock Purchase Plan allows eligible employees to purchase shares of our common stock at 85% of the value of our common stock on specific dates. Rights to purchase shares are granted during the first and third quarters of each year. Under the 2006 Stock Purchase Plan, we made 373 million shares of common stock available for issuance through August 2016. As of September 29, 2012, 237 million shares were available for issuance under the 2006 Stock Purchase Plan.

Share-Based Compensation

We recognized $276 million of share-based compensation in the third quarter of 2012 and $830 million for the first nine months of 2012 ($250 million in the third quarter of 2011 and $812 million for the first nine months of 2011).

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

	Three Months Ended		Nine Months Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Estimated values	$23.77	$21.37	$25.42	$19.80
Risk-free interest rate	0.3%	0.5%	0.3%	0.7%
Dividend yield	3.5%	3.6%	3.3%	3.4%
Volatility	27%	26%	26%	27%

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

	Stock Options				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Estimated values	$3.97	$3.82	$4.26	$3.88	$5.42	$4.90	$5.47	$4.69
Expected life (in years)	5.3	5.4	5.3	5.3	0.5	0.5	0.5	0.5
Risk-free interest rate	0.7%	1.7%	1.0%	2.2%	0.2%	0.2%	0.1%	0.2%
Volatility	27%	26%	25%	26%	24%	28%	24%	26%
Dividend yield	3.5%	3.6%	3.2%	3.4%	3.5%	3.7%	3.3%	3.6%

Restricted Stock Unit Awards

Activity with respect to outstanding restricted stock units (RSUs) for the first nine months of 2012 was as follows:

(In Millions, Except Per RSU Amounts)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2011	107.0	$19.18
Granted	49.1	$25.42
Vested	(40.0)	$18.81
Forfeited	(3.5)	$20.58

September 29, 2012	112.6	$21.99

The aggregate fair value of awards that vested during the first nine months of 2012 was $1.1 billion, which represents the market value of Intel common stock on the date that the restricted stock units vested. The grant date fair value of awards that vested during the first nine months of 2012 was $752 million. The number of restricted stock units vested includes shares that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of September 29, 2012, 4 million of the outstanding restricted stock units were market-based restricted stock units.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Stock Option Awards

Activity with respect to outstanding stock options for the first nine months of 2012 was as follows:

(In Millions, Except Per Option Amounts)	Number of Options	Weighted Average Exercise Price
December 31, 2011	298.3	$20.12
Granted	13.2	$27.17
Exercised	(78.5)	$20.63
Cancelled and forfeited	(3.4)	$21.08
Expired	(4.7)	$28.94

September 29, 2012	224.9	$20.16

Options exercisable as of:
December 31, 2011	203.6	$20.44
September 29, 2012	140.1	$19.88

During the first nine months of 2012, the aggregate intrinsic value of stock option exercises was $493 million, which represents the difference between the exercise price and the value of Intel common stock at the time of exercise.

Stock Purchase Plan

Employees purchased 17.4 million shares in the first nine months of 2012 for $355 million (18.5 million shares in the first nine months of 2011 for $318 million) under the 2006 Stock Purchase Plan.

Note 18: Common Stock Repurchases

Common Stock Repurchase Program

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of September 29, 2012, $6.3 billion remained available for repurchase under the existing repurchase authorization limit. During the third quarter of 2012, we repurchased 46.4 million shares of common stock at a cost of $1.2 billion (186.2 million shares of common stock at a cost of $4.0 billion in the third quarter of 2011). During the first nine months of 2012, we repurchased 143.9 million shares of common stock at a cost of $3.8 billion (468.6 million shares of common stock at a cost of $10.0 billion in the first nine months of 2011). We have repurchased 4.2 billion shares at a cost of $88 billion since the program began in 1990.

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the first nine months of 2012, we withheld 11.7 million shares to satisfy $325 million (9.5 million shares to satisfy $187 million during the first nine months of 2011) of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in our consolidated condensed financial statements, as they reduce the number of shares that would have been issued upon vesting.

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 19: Earnings Per Share

We computed our basic and diluted earnings per common share as follows:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Net income available to common stockholders	$2,972	$3,468	$8,537	$9,582

Weighted average common shares outstanding — basic	4,996	5,194	5,006	5,317
Dilutive effect of employee equity incentive plans	93	93	109	96
Dilutive effect of convertible debt	64	53	66	53

Weighted average common shares outstanding — diluted	5,153	5,340	5,181	5,466

Basic earnings per common share	$0.59	$0.67	$1.71	$1.80

Diluted earnings per common share	$0.58	$0.65	$1.65	$1.75

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

For the third quarter of 2012, we excluded 24 million outstanding weighted average stock options (18 million for the first nine months of 2012) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares (104 million for the third quarter of 2011 and 108 million for the first nine months of 2011). These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. In the third quarter of 2012, we included our 2009 debentures in the calculation of diluted earnings per common share because the average market price was above the conversion price. In the third quarter of 2011, we excluded the 2009 debentures from the calculation of diluted earnings per common share because the conversion option of the debentures was anti-dilutive, and we could potentially exclude the 2009 debentures again in the future if the average market price is below the conversion price.

Note 20: Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at the end of each period, as well as the activity, were as follows:

(In Millions)	Dec. 31, 2011	Other Comprehensive Income	Sept. 29, 2012
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$231	$137	$368
Accumulated net deferred tax asset valuation allowance	104	1	105
Accumulated net unrealized holding gain (loss) on derivatives	8	103	111
Accumulated net prior service costs	(32)	3	(29)
Accumulated net actuarial losses	(950)	48	(902)
Accumulated net foreign currency translation adjustment	(142)	(12)	(154)

Total accumulated other comprehensive income (loss)	$(781)	$280	$(501)

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Note 21: Contingencies

Legal Proceedings

We are currently a party to various legal proceedings, including those noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages, and in matters for which injunctive relief or other conduct remedies are sought, an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial position, and overall trends. It is also possible that we could conclude it is in the best interests of our stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments; however, we have not reached this conclusion with respect to any particular matter at this time.

A number of proceedings generally have challenged and continue to challenge certain of our competitive practices. The allegations in these proceedings vary and are described in more detail in the following paragraphs, but in general contend that we improperly condition price rebates and other discounts on our microprocessors on exclusive or near-exclusive dealing by some of our customers; and claim that our software compiler business unfairly prefers Intel® microprocessors over competing microprocessors and that, through the use of our compiler and other means, we have caused inaccurate and misleading benchmark results concerning our microprocessors to be disseminated. Based on the procedural posture of the various remaining competition matters, which we describe below, the investment of resources to explain and defend our position has declined as compared to the period 2005-2011. Nonetheless, certain of the matters remain active and these challenges could continue for a number of years and might require the investment of additional resources. We believe that we compete lawfully and that our marketing, business, intellectual property, and other challenged practices benefit our customers and our stockholders, and we will continue to conduct a vigorous defense in the remaining proceedings.

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

In May 2009, the EC issued a decision finding that we had violated Article 82 of the EC Treaty and Article 54 of the European Economic Area Agreement. In general, the EC found that we violated Article 82 (later renumbered as Article 102 by a new treaty) by offering alleged “conditional rebates and payments” that required our customers to purchase all or most of their x86 microprocessors from us. The EC also found that we violated Article 82 by making alleged “payments to prevent sales of specific rival products.” The EC imposed a fine in the amount of €1.06 billion ($1.447 billion as of May 2009), which we subsequently paid during the third quarter of 2009, and also ordered us to “immediately bring to an end the infringement referred to in” the EC decision. In the second quarter of 2009, we recorded the related charge within marketing, general and administrative. We strongly disagree with the EC’s decision, and we appealed the decision to the Court of First Instance (which has been renamed the General Court) in July 2009. The hearing of our appeal took place on July 3 through July 6, 2012. The court’s decision is expected in mid to late 2013.

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

All of the federal class actions and the Kansas and Tennessee state court class actions have been transferred by the Multidistrict Litigation Panel to the U.S. District Court in Delaware for all pre-trial proceedings and discovery (MDL proceedings). The Delaware district court has appointed a Special Master to address issues in the MDL proceedings, as assigned by the court. In January 2010, the plaintiffs in the Delaware action filed a motion for sanctions for our alleged failure to preserve evidence. This motion largely copies a motion previously filed by AMD in the AMD litigation, which has settled. The plaintiffs in the MDL proceedings also moved for certification of a class of members who purchased certain PCs containing products sold by Intel. In July 2010, the Special Master issued a Report and Recommendation (Class Report) denying the motion to certify a class. The MDL plaintiffs filed objections to the Special Master’s Class Report, and a hearing on those objections was held in March 2011. In September 2012, the court ruled that an evidentiary hearing will be necessary to enable the court to rule on the objections to the Special Master’s Class Report, to resolve the motion to certify the class, and to resolve a separate motion to exclude certain testimony and evidence from MDL plaintiffs’ expert.

All California class actions have been consolidated in the Superior Court of California in Santa Clara County. The plaintiffs in the California actions have moved for class certification, which we are in the process of opposing. At our request, the court in the California actions has agreed to delay ruling on this motion until after the Delaware district court rules on the similar motion in the MDL proceedings. Based on the procedural posture and the nature of the cases, including, but not limited to, the fact that the Delaware district court has requested an evidentiary hearing and has not yet ruled on class certification issues, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters.

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

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

In January 2012, the court certified the action as a class action, and appointed the Central Pension Laborers’ Fund to act as the class representative. In January 2012, the court also scheduled trial to begin in January 2013. In March 2012, defendants filed a petition with the California Court of Appeal for a writ of mandate to reverse the class certification order, which was denied in June 2012. In March 2012, the court entered an order, at defendants’ request, holding that plaintiffs are not entitled to a jury trial in this case, and ordered a bench trial. In April 2012, plaintiffs filed a petition with the California Court of Appeal for a writ of mandate to reverse that order, which the court of appeal denied in July 2012. Defendants filed their motion for summary judgment in August 2012. Oral argument on that motion is expected to be heard on November 2, 2012. Because the resolution of the contemplated motions for summary judgment and other potential motions related to damages may materially impact the scope and nature of the proceeding, because discovery is not yet complete, and because plaintiffs seek equitable relief including rescission, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from this matter. We dispute the class-action claims and intend to defend the lawsuit vigorously.

X2Y Attenuators, LLC v. Intel et al

In May 2011, X2Y Attenuators, LLC (X2Y) filed a patent infringement lawsuit in the U.S. District Court for the Western District of Pennsylvania and a complaint with the U.S. International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and two of our customers, Apple Inc. and Hewlett-Packard Company (HP), alleging infringement of five patents. X2Y subsequently added a sixth patent to both actions. The district court action is stayed pending resolution of the ITC proceeding. X2Y alleges that at least Intel® Core™ and Intel® Xeon® processor families infringe the asserted patents and X2Y requests that the ITC issue permanent exclusion and cease and desist orders to, among other things, prohibit the importation of these microprocessors and Apple and HP products incorporating these microprocessors into the United States. In the district court action, X2Y seeks unspecified damages, including enhanced damages for alleged willful infringement, and injunctive relief. On June 13, 2012, the Administrative Law Judge issued an initial determination granting X2Y’s motion to partially terminate the ITC investigation with respect to three of the asserted patents. The hearing on the remaining three patents was held in August 2012. The initial determination is scheduled for December 14, 2012 and the target date for completion of this investigation is April 2013. Based on the procedural posture and nature of the cases, including, but not limited to, the fact that money damages are not an available remedy in the ITC, and because discovery regarding X2Y’s claimed damages has not commenced in the stayed district court action, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, arising from these matters. We dispute the claims and intend to defend the lawsuits vigorously.

Note 22: Operating Segment Information

Our operating segments in effect as of September 29, 2012 include:

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

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

INTEL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Unaudited (Continued)

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Net revenue
PC Client Group	$8,633	$9,417	$25,768	$26,359
Data Center Group	2,654	2,512	7,911	7,412
Other Intel architecture operating segments	1,177	1,368	3,360	3,906
Software and services operating segments	588	541	1,745	1,292
All other	405	395	1,080	1,143

Total net revenue	$13,457	$14,233	$39,864	$40,112

Operating income (loss)
PC Client Group	$3,337	$4,014	$10,236	$10,841
Data Center Group	1,212	1,221	3,744	3,647
Other Intel architecture operating segments	(235)	(140)	(882)	(209)
Software and services operating segments	4	18	25	(48)
All other	(477)	(328)	(1,640)	(1,353)

Total operating income	$3,841	$4,785	$11,483	$12,878

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 29, 2012 to the three and nine months ended October 1, 2011.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.

This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2011. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our Form 10-K, as updated in our Forms 10-Q. In particular (i) our gross margin percentage could vary significantly from expectations based on a number of factors including capacity utilization, variations in inventory valuation, changes in revenue levels, segment product mix and the timing and execution of the manufacturing ramp and associated costs, (ii) demand could be different from expectations due to factors including changes in business and economic conditions, including supply constraints, customer acceptance of products, changes in customer order patterns and changes in the level of inventory at customers and (iii) our revenue and gross margin percentage are affected by factors such as the timing of our product introductions and the demand for and market acceptance of our products, actions taken by our competitors and our ability to respond quickly to technological developments. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of October 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview

Our results of operations were as follows:

(Dollars in Millions, Except Per Share Amounts)	Q3 2012	Q2 2012	Q3 2011
Net revenue	$13,457	$13,501	$14,233
Gross margin	$8,515	$8,554	$9,018
Gross margin percentage	63.3%	63.4%	63.4%
Operating income	$3,841	$3,832	$4,785
Net income	$2,972	$2,827	$3,468
Diluted earnings per common share	$0.58	$0.54	$0.65

Third quarter 2012 revenue of $13.5 billion was flat compared to the second quarter, and down from our initial Business Outlook primarily driven by weakness in the macroeconomic environment, resulting in softness in both the consumer and enterprise market segments. Additionally, we saw a reduction in inventory levels in the PC supply chain due to macroeconomic uncertainty and the anticipated launch of Microsoft Corporation’s Windows 8* operating system. For the fourth quarter of 2012, we are forecasting a one percent increase in revenue from the third quarter of 2012, which is below seasonal growth. The fourth quarter revenue forecast reflects the current order patterns we are seeing from our customers as they remain cautious on the global economy, ongoing consumer softness in mature markets, and a slowing enterprise market segment.

Our gross margin percentage in the third quarter of 2012 was flat from the second quarter. Platform unit costs were lower as our manufacturing of 22nm products continued to ramp, but were offset by higher end of life charges as we prepare older sites for our next generation processes and by slightly lower platform average selling prices. Fourth quarter 2012 gross margin percentage is expected to be approximately six percentage points lower when compared to the third quarter. Approximately two thirds of this expected decrease is a result of excess capacity charges of approximately $500 million as we reduce factory loadings to align with the current demand forecast and to reduce our inventory levels. As we bring down the factory loadings in the fourth quarter, it allows us to reuse or redirect equipment and space from older generation technologies to 14-nanometer (nm), resulting in a $1.2 billion reduction in forecasted capital expenditures for fiscal year 2012. Additionally, we expect to reserve our pre-qualification inventory builds of our next generation micro-architecture (code named “Haswell”), which will result in an additional one and a half points of the forecasted decrease in our gross margin percentage.

While the market remains challenging, we have a strong product portfolio and we see innovation taking place across the industry. New Ultrabook™ systems and convertible form factors will be released in the fourth quarter, which include our latest 22nm process technology microprocessors (formerly code named “Ivy Bridge”). Our higher performance and more energy-efficient server platform (formerly code named “Romley”) is positioned for continued growth in the cloud computing and Internet data storage environments. New Intel architecture based smartphone designs were launched in the third quarter, including the MegaFon Mint* in Russia and the Motorola RAZR*i available in select European and Latin America markets. Additionally, there are over 20 tablet designs based on our latest Intel® Atom™ processors (code named “Clovertrail”), featuring increased performance and battery life, that are expected to be released in parallel with the touch-enabled Windows 8* operating system in the fourth quarter.

During the third quarter of 2012, we entered into a series of agreements with ASML Holding N.V. (ASML). These agreements are intended to accelerate the development of 450-millimeter (mm) wafers and extreme ultra-violet (EUV) lithography. The objective is to shorten the schedule for deploying the lithography equipment supporting these technologies by as much as two years, which we expect to result in significant cost savings and other productivity improvements for semiconductor manufacturers. For further information, see “Note 6: Available-for-Sale Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

The cash generation from our business remained strong with cash from operations of $5.1 billion in the third quarter of 2012. From a financial condition perspective, we ended the third quarter of 2012 with an investment portfolio of $10.5 billion, which consisted of cash and cash equivalents, short-term investments, and trading assets. During the third quarter of 2012, we purchased $3.2 billion of equity securities in ASML, purchased $2.9 billion in capital assets, and returned cash to shareholders by both repurchasing $1.2 billion of common stock through our common stock repurchase program and paying $1.1 billion in dividends. In September, the Board of Directors declared a dividend of $0.225 per common share to be paid in December.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Third Quarter of 2012 Compared to Third Quarter of 2011

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	Q3 2012		Q3 2011
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$13,457	100.0%	$14,233	100.0%
Cost of sales	4,942	36.7%	5,215	36.6%

Gross margin	8,515	63.3%	9,018	63.4%
Research and development	2,605	19.4%	2,140	15.0%
Marketing, general and administrative	1,995	14.9%	2,017	14.3%
Amortization of acquisition-related intangibles	74	0.5%	76	0.5%

Operating income	3,841	28.5%	4,785	33.6%
Gains (losses) on equity investments, net	53	0.4%	92	0.7%
Interest and other, net	27	0.2%	15	0.1%

Income before taxes	3,921	29.1%	4,892	34.4%
Provision for taxes	949	7.0%	1,424	10.0%

Net income	$2,972	22.1%	$3,468	24.4%

Diluted earnings per common share	$0.58		$0.65

The following table sets forth information of net revenue by geographic regions for the periods indicated. The data does not show where end users purchase systems incorporating our products:

	Q3 2012		Q3 2011
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$7,695	57%	$8,050	57%
Americas	2,852	21%	3,017	21%
Europe	1,775	13%	1,814	13%
Japan	1,135	9%	1,352	9%

Total	$13,457	100%	$14,233	100%

Our net revenue for Q3 2012 decreased $776 million, or 5%, compared to Q3 2011. The decrease to revenue was due to PC Client Group and Data Center Group average selling prices and platform unit sales, which were down 2% and 3%, respectively. In Q3 2012, our business was negatively impacted by weakness in the macroeconomic environment, resulting in softness in both the consumer and enterprise market segments. Additionally, we saw a reduction in inventory levels in the PC supply chain due to macroeconomic uncertainty and the anticipated launch of Windows 8* operating system. Lower Intel Mobile Communications (IMC) average selling prices and unit sales also contributed to the decrease. Revenue in the Japan, Americas, Asia-Pacific, and Europe regions decreased by 16%, 5%, 4%, and 2%, respectively, compared to Q3 2011.

Our overall gross margin dollars for Q3 2012 decreased $503 million, or 6%, compared to Q3 2011. The decrease was primarily due to lower PC Client Group and Data Center Group platform revenue. Lower IMC revenue also contributed to the decrease. These decreases were partially offset by approximately $140 million of lower start-up and ongoing process technology improvement costs as we transitioned to the production of products based on our 22nm technology. The amortization of acquisition-related intangibles resulted in a $141 million reduction to our overall gross margin dollars in Q3 2012, compared to $135 million in Q3 2011, primarily due to the acquisitions of McAfee, Inc. and the Wireless Solutions (WLS) business of Infineon Technologies AG (now IMC).

Our overall gross margin percentage was unchanged from Q3 2012 compared to Q3 2011. We derived a substantial majority of our overall gross margin dollars in Q3 2012 and Q3 2011 from the sale of platforms in our PC Client Group and Data Center Group operating segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PC Client Group

The revenue and operating income for the PC Client Group (PCCG) operating segment for Q3 2012 and Q3 2011 were as follows:

(In Millions)	Q3 2012	Q3 2011
Net revenue	$8,633	$9,417
Operating income	$3,337	$4,014

Net revenue for the PCCG operating segment decreased by $784 million, or 8%, in Q3 2012 compared to Q3 2011. Platform unit sales and average selling prices each decreased 4%. The decrease in platform average selling prices was primarily due to 8% lower notebook platform average selling prices and the decrease in platform unit sales was primarily due to 6% lower desktop platform unit sales.

Operating income decreased by $677 million in Q3 2012 compared to Q3 2011 as gross margin decreased $476 million and operating expenses increased $201 million. The decrease in gross margin was primarily due to lower notebook platform revenue partially offset by approximately $180 million of lower start-up and ongoing process technology improvement costs as we transitioned to the production of products based on our 22nm process technology.

Data Center Group

The revenue and operating income for the Data Center Group (DCG) operating segment for Q3 2012 and Q3 2011 were as follows:

(In Millions)	Q3 2012	Q3 2011
Net revenue	$2,654	$2,512
Operating income	$1,212	$1,221

Net revenue for the DCG operating segment increased by $142 million, or 6%, in Q3 2012 compared to Q3 2011. The increase in revenue was primarily due to a 4% increase in platform unit sales and a 1% increase in platform average selling prices. In a challenging macroeconomic environment, our server business benefitted from the increasing number of devices that compute and connect to the internet, driving the build-out of cloud infrastructure.

Operating income decreased by $9 million in Q3 2012 compared to Q3 2011 as higher operating expenses of $76 million were mostly offset by a gross margin increase of $67 million on higher platform revenue.

Other Intel Architecture Operating Segments

The revenue and operating loss for the other Intel architecture (Other IA) operating segments, including the Intelligent Systems Group (ISG), the Netbook Group, IMC, the Tablet Group, the Phone Group, and the Service Provider Group (SVPG), for Q3 2012 and Q3 2011 were as follows:

(In Millions)	Q3 2012	Q3 2011
Net revenue	$1,177	$1,368
Operating income (loss)	$(235)	$(140)

Net revenue for the Other IA operating segments decreased by $191 million, or 14%, in Q3 2012 compared to Q3 2011. The decrease was primarily due to lower IMC average selling prices and unit sales as well as lower netbook platform unit sales. These decreases were partially offset by higher ISG platform average selling prices.

Operating results for the Other IA operating segments decreased by $95 million, primarily due to lower IMC revenue and lower netbook platform revenue. These decreases were partially offset by higher ISG platform revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software and Services Operating Segments

The revenue and operating income for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for Q3 2012 and Q3 2011 were as follows:

(In Millions)	Q3 2012	Q3 2011
Net revenue	$588	$541
Operating income (loss)	$4	$18

Net revenue for the Software and Services operating segments increased by $47 million in Q3 2012 compared to Q3 2011. The increase was primarily due to our McAfee operating segment. In Q3 2011, we excluded revenue that would have been reported if McAfee’s deferred revenue had not been written down in the acquisition.

Operating income for the Software and Services operating segments decreased by $14 million. The decrease in operating income was primarily due to higher McAfee operating expenses.

Operating Expenses

Operating expenses for Q3 2012 and Q3 2011 were as follows:

(In Millions)	Q3 2012	Q3 2011
Research and development	$2,605	$2,140
Marketing, general and administrative	$1,995	$2,017
Amortization of acquisition-related intangibles	$74	$76

Research and Development. Research and development (R&D) spending increased by $465 million, or 22%, in Q3 2012 compared to Q3 2011. This increase was driven by higher compensation expenses mainly due to an increase in employees as well as annual salary increases, higher process development costs for R&D of our next-generation 14nm process technology, and higher R&D costs related to the development of 450-mm wafer technology.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased by $22 million, or 1%, in Q3 2012 compared to Q3 2011. This decrease included lower marketing expenses (including cooperative advertising expenses), mostly offset by higher compensation expenses mainly due to annual salary increases and an increase in employees.

R&D, combined with marketing, general and administrative expenses, were 34% of net revenue in Q3 2012 (29% of net revenue in Q3 2011).

Gains (Losses) on Equity Investments and Interest and Other

Gains (losses) on equity investments, net and interest and other, net were as follows:

(In Millions)	Q3 2012	Q3 2011
Gains (losses) on equity investments, net	$53	$92
Interest and other, net	$27	$15

We recognized lower net gains on equity investments in Q3 2012 compared to Q3 2011. We recognized lower gains on sales of equity investments, which in Q3 2011 included a gain of $150 million on the sale of shares in VMware Inc. This was partially offset by lower impairments and lower equity method losses in Q3 2012 compared to Q3 2011. Our share of equity method investee losses in Q3 2011 were primarily related to Clearwire Communications LLC (Clearwire LLC) ($50 million). Our share of equity method investee losses recognized in 2011 reduced our carrying value in Clearwire LLC to zero. We do not expect to recognize additional equity method losses for Clearwire LLC in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	Q3 2012	Q3 2011
Income before taxes	$3,921	$4,892
Provision for taxes	$949	$1,424
Effective tax rate	24.2%	29.1%

During Q3 2012, we reduced our overall 2012 revenue forecasts and are now expecting a lower proportion of our profits to come from higher tax jurisdictions. As a result, our provision for taxes in Q3 2012 was reduced to reflect the impact of previously recognizing a provision at a higher effective tax rate during the first six months of 2012.

Results of Operations – First Nine Months of 2012 Compared to First Nine Months of 2011

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for the periods indicated:

	YTD 2012		YTD 2011
(Dollars in Millions, Except Per Share Amounts)	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Net revenue	$39,864	100.0%	$40,112	100.0%
Cost of sales	14,530	36.4%	15,307	38.2%

Gross margin	25,334	63.6%	24,805	61.8%
Research and development	7,519	18.9%	6,042	15.1%
Marketing, general and administrative	6,099	15.3%	5,697	14.1%
Amortization of acquisition-related intangibles	233	0.6%	188	0.5%

Operating income	11,483	28.8%	12,878	32.1%
Gains (losses) on equity investments, net	81	0.2%	95	0.2%
Interest and other, net	105	0.3%	221	0.6%

Income before taxes	11,669	29.3%	13,194	32.9%
Provision for taxes	3,132	7.9%	3,612	9.0%

Net income	$8,537	21.4%	$9,582	23.9%

Diluted earnings per common share	$1.65		$1.75

The following table sets forth information of net revenue by geographic regions for the periods indicated. The data does not show where end users purchase systems incorporating our products:

	YTD 2012		YTD 2011
(Dollars in Millions)	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$22,836	57%	$22,703	57%
Americas	8,288	21%	8,641	22%
Europe	5,205	13%	5,023	12%
Japan	3,535	9%	3,745	9%

Total	$39,864	100%	$40,112	100%

Our net revenue for the first nine months of 2012, which included 39 weeks, decreased $248 million, or 1%, compared to the first nine months of 2011, which included 40 weeks. The decrease in revenue was primarily due to lower IMC average selling prices and lower netbook platform unit sales. These decreases were partially offset by our McAfee operating segment, which we acquired in Q1 2011. McAfee contributed $413 million of additional revenue in the first nine months of 2012 compared to the same period in the prior year. The PC Client Group and Data Center Group platform unit sales and average selling prices were up 1% and unchanged, respectively. Compared to the first nine months of 2011, revenue in the Japan and Americas region decreased by 6% and 4% respectively, while revenue in the Europe and Asia-Pacific regions increased 4% and 1% respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our overall gross margin dollars increased by $529 million, or 2%, compared to the first nine months of 2011. The increase was primarily due to approximately $640 million of lower start-up and ongoing process technology improvement costs as we transition from our 22nm process technology to R&D of our next-generation 14nm process technology. The increase was also driven by $422 million of charges recorded in the first nine months of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel ® 6 Series Express Chipset Family. Additionally, due to our acquisition of McAfee in the first quarter of 2011—versus owning McAfee for nine full months in 2012—McAfee contributed approximately $348 million of additional gross margin dollars in the first nine months of 2012 compared to the first nine months of 2011. These increases were partially offset by lower netbook platform revenue, higher PC Client Group and Data Center Group platform unit costs on the ramp of our 22nm process technology, and lower IMC revenue. The amortization of acquisition-related intangibles resulted in a $420 million reduction to our overall gross margin dollars in the first nine months of 2012, compared to $345 million in the first nine months of 2011, primarily due to the acquisitions of McAfee and the WLS business of Infineon Technologies AG (now IMC).

Our overall gross margin percentage increased to 63.6% in the first nine months of 2012 from 61.8% in the first nine months of 2011. The increase in gross margin percentage was primarily attributable to the gross margin percentage increase in the PC Client Group. We derived a substantial majority of our overall gross margin dollars in the first nine months of 2012 and the first nine months of 2011 from the sale of platforms in the PC Client Group and Data Center Group operating segments.

PC Client Group

The revenue and operating income for the PCCG operating segment for the first nine months of 2012 and the first nine months of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Net revenue	$25,768	$26,359
Operating income	$10,236	$10,841

Net revenue for the PCCG operating segment decreased by $591 million, or 2%, in the first nine months of 2012 compared to the first nine months of 2011. Total platform average selling prices were down 2% while platform unit sales were up 1%. The decrease in revenue was due to 6% lower notebook platform average selling prices and 3% lower desktop platform unit sales. These decreases were partially offset by 4% higher notebook platform unit sales and 3% higher desktop platform average selling prices.

Operating income decreased by $605 million, or 6%, in the first nine months of 2012 compared to the first nine months of 2011 with $932 million of higher operating expenses partially offset by a $327 million increase in gross margin. The increase in gross margin was primarily due to approximately $745 million of lower start-up and ongoing process technology improvement costs as we transition from manufacturing start-up costs related to our 22nm process technology to R&D of our next-generation 14nm process technology. This increase was also driven by $422 million of charges recorded in the first half of 2011 to repair and replace materials and systems impacted by a design issue related to our Intel ® 6 Series Express Chipset Family. These gross margin increases were partially offset by lower platform revenue and higher platform unit costs.

Data Center Group

The revenue and operating income for the DCG operating segment for the first nine months of 2012 and the first nine months of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Net revenue	$7,911	$7,412
Operating income	$3,744	$3,647

Net revenue for the DCG operating segment increased by $499 million, or 7%, in the first nine months of 2012 compared to the first nine months of 2011. The increase was due to higher platform average selling prices, which were up 7%. Platform volume was unchanged. Our server business benefitted on the demand for our most recent generation of products due to the increasing number of devices that compute and connect to the internet, which is driving the build-out of the cloud infrastructure.

Operating income increased by $97 million in the first nine months of 2012 compared to the first nine months of 2011 with a $388 million increase in gross margin partially offset by $291 million of higher operating expenses. The increase in gross margin was primarily due to higher platform revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Intel Architecture Operating Segments

The revenue and operating loss for the Other IA operating segments, including ISG, the Netbook Group, IMC, the Tablet Group, the Phone Group, and SVPG, for the first nine months of 2012 and the first nine months of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Net revenue	$3,360	$3,906
Operating income (loss)	$(882)	$(209)

Net revenue for the Other IA operating segments decreased by $546 million, or 14%, in the first nine months of 2012 compared to the first nine months of 2011. The decrease was primarily due to lower IMC average selling prices, lower netbook platform volume, and lower netbook platform average selling prices.

Operating results for the Other IA operating segments decreased by $673 million. The decline in operating results was primarily due to lower netbook platform revenue and IMC revenue. Additionally, higher operating expenses contributed to the decrease.

Software and Services Operating Segments

The revenue and operating income (loss) for the Software and Services operating segments, including McAfee, Wind River Software Group, and Software and Services Group, for the first nine months of 2012 and the first nine months of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Net revenue	$1,745	$1,292
Operating income (loss)	$25	$(48)

Net revenue for the Software and Services operating segments increased by $453 million in the first nine months of 2012 compared to the first nine months of 2011. The increase was due to higher McAfee revenue. We acquired McAfee in Q1 2011, but owned McAfee for nine full months in 2012, which contributed $413 million of additional revenue in the first nine months of 2012 compared to the first nine months of 2011.

Operating results for the Software and Services operating segments increased by $73 million in the first nine months of 2012 compared to the first nine months of 2011. The increase in operating income was primarily due to higher McAfee revenue partially offset by higher McAfee operating expenses.

Operating Expenses

Operating expenses for the first nine months of 2012 and the first nine months of 2011 were as follows:

(In Millions)	YTD 2012	YTD 2011
Research and development	$7,519	$6,042
Marketing, general and administrative	$6,099	$5,697
Amortization of acquisition-related intangibles	$233	$188

Research and Development. R&D spending increased by $1.5 billion, or 24%, in the first nine months of 2012 compared to the first nine months of 2011. This increase was primarily driven by higher compensation expenses mainly due to an increase in employees as well as annual salary increases, higher process development costs for R&D of our next-generation 14nm process technology, increased investment for R&D related to phones and tablets, the full first quarter expenses of McAfee and IMC in 2012, both acquired in Q1 2011, and higher R&D costs related to the development of 450-mm wafer technology.

Marketing, General and Administrative. Marketing, general and administrative expenses increased by $402 million, or 7%, in the first nine months of 2012 compared to the first nine months of 2011. This increase was primarily due to higher compensation expenses mainly due to an increase in employees as well as annual salary increases and the full first quarter expenses of McAfee and IMC in 2012, both acquired in Q1 2011.

R&D, combined with marketing, general and administrative expenses, were 34% of net revenue in the first nine months of 2012 (29% of net revenue in the first nine months of 2011).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) on Equity Investments and Interest and Other

Gains (losses) on equity investments, net and interest and other, net were as follows:

(In Millions)	YTD 2012	YTD 2011
Gains (losses) on equity investments, net	$81	$95
Interest and other, net	$105	$221

We recognized lower net gains on equity investments in the first nine months of 2012 compared to the first nine months of 2011. We recognized lower gains on sales of equity investments primarily due to a gain of $150 million on the sale of shares in VMware in the first nine months of 2011, lower gains on other equity transactions, and higher impairments, partially offset by lower equity method losses and higher gains on third-party merger transactions. Our share of equity method investee losses recognized in the first nine months of 2011 was primarily related to Clearwire LLC ($145 million).

Interest and other, net decreased in the first nine months of 2012 compared to the first nine months of 2011 due to a $164 million gain recognized upon formation of the Intel-GE Care Innovations, LLC joint venture during Q1 2011 and higher interest expense in the first nine months of 2012 compared to the first nine months of 2011. This decrease was partially offset by proceeds received from an insurance claim in Q2 2012 related to the floods in Thailand.

Provision for Taxes

Our provision for taxes and effective tax rate were as follows:

(Dollars in Millions)	YTD 2012	YTD 2011
Income before taxes	$11,669	$13,194
Provision for taxes	$3,132	$3,612
Effective tax rate	26.8%	27.4%

The effective tax rate for the first nine months of 2012 was positively impacted by a lower percentage of our profits being derived from higher-tax jurisdictions compared to first nine months of 2011. This was partially offset by the U.S. research and development tax credit that positively impacted the effective tax rate for the first nine months of 2011 but has not been reinstated in 2012.

Liquidity and Capital Resources

(Dollars in Millions)	Sept. 29, 2012	Dec. 31, 2011
Cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets	$10,465	$14,837
Loans receivable and other long-term investments	$1,445	$1,769
Short-term and long-term debt	$7,156	$7,331
Debt as % of stockholders’ equity	14.5%	16.0%

In summary, our cash flows were as follows:

	Nine Months Ended
(In Millions)	Sept. 29, 2012	Oct. 1, 2011
Net cash provided by operating activities	$12,858	$14,333
Net cash used for investing activities	(8,728)	(5,534)
Net cash used for financing activities	(5,675)	(7,250)
Effect of exchange rate fluctuations on cash and cash equivalents	—	10

Net increase (decrease) in cash and cash equivalents	$(1,545)	$1,559

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Cash from operations for the first nine months of 2012 was $12.9 billion, a decrease of $1.5 billion compared to the first nine months of 2011 due to lower net income and changes in our working capital, partially offset by adjustments for non-cash items. The adjustments for non-cash items were higher primarily due to higher depreciation in the first nine months of 2012 as compared to the first nine months of 2011, partially offset by increases in non acquisition-related deferred tax liabilities as of October 1, 2011 compared to December 25, 2010.

Changes in assets and liabilities as of September 29, 2012 compared to December 31, 2011 included the following:

•	Inventories increased primarily on the ramp of 3rd generation Intel® Core™ processor family products, partially offset by a significant reduction in older generation products.
•	Accrued compensation and benefits decreased due to the payout of 2011 profit-dependent compensation.

For the first nine months of 2012, our two largest customers accounted for 32% of net revenue (34% for the first nine months of 2011) with Hewlett-Packard Company accounting for 18% of our net revenue, and Dell Inc. accounting for 14% of our net revenue. These two largest customers accounted for 31% of net accounts receivable at September 29, 2012 (32% at December 31, 2011).

Investing Activities

The increase in cash used for investing activities in the first nine months of 2012, compared to the first nine months of 2011, was primarily due to a decrease in net sales and maturities of available-for-sale investments, partially offset by a decrease in cash paid for acquisitions.

Financing Activities

The decrease in cash used for financing activities in the first nine months of 2012, compared to the first nine months of 2011, was due to lower repurchases of common stock under our authorized common stock repurchase program and higher proceeds from the sale of shares through employee equity incentive plans, partially offset by the issuance of long-term debt in the third quarter of 2011.

Liquidity

Cash generated by operations is our primary source of liquidity. We maintain a diverse portfolio that we continuously analyze based on issuer, industry, and country. As of September 29, 2012, cash and cash equivalents, short-term investments, and marketable debt instruments included in trading assets totaled $10.5 billion ($14.8 billion as of December 31, 2011). The majority of the decrease from December 31, 2011 is due to our purchase of ASML equity securities during the third quarter of 2012. In addition to the $10.5 billion, we have $1.4 billion in loans receivable and other long-term investments that we include when assessing our investment portfolio. Substantially all of our investments in debt instruments are in A/A2 or better rated issuances, and a majority of the issuances are rated AA-/Aa3 or better.

Our commercial paper program provides another potential source of liquidity. We have an ongoing authorization from our Board of Directors to borrow up to $3.0 billion, including through the issuance of commercial paper. Maximum borrowings under our commercial paper program during the first nine months of 2012 were $500 million, although no commercial paper remained outstanding as of September 29, 2012. Our commercial paper was rated A-1+ by Standard & Poor’s and P-1 by Moody’s as of September 29, 2012.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures for worldwide manufacturing and assembly and test; working capital requirements; and potential dividends, common stock repurchases, and acquisitions or strategic investments.

Fair Value of Financial Instruments

When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions, such as an obligor’s credit risk, that market participants would use when pricing the asset or liability. For further information, see “Note 4: Fair Value” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketable Debt Instruments

As of September 29, 2012, our assets measured and recorded at fair value on a recurring basis included $10.0 billion of marketable debt instruments. Of these instruments, $3.0 billion was classified as Level 1, $6.9 billion as Level 2, and $163 million as Level 3.

Our balance of marketable debt instruments that are measured and recorded at fair value on a recurring basis and classified as Level 1 was classified as such due to the use of observable market prices for identical securities that are traded in active markets. Management evaluates security-specific market data when determining if the market for a debt security is active.

Of the $6.9 billion of marketable debt instruments measured and recorded at fair value on a recurring basis and classified as Level 2, approximately 60% was classified as Level 2 due to the use of a discounted cash flow model and approximately 40% due to the use of non-binding market consensus prices that were corroborated with observable market data.

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

Loans Receivable

As of September 29, 2012, our assets measured and recorded at fair value on a recurring basis included $769 million of loans receivable. All of these loans were classified as Level 2, as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.

Marketable Equity Securities

As of September 29, 2012, our assets measured and recorded at fair value on a recurring basis included $3.9 billion of marketable equity securities. Substantially all of these securities were classified as Level 1 because the valuations were based on quoted prices for identical securities in active markets. Our assessment of an active market for our marketable equity securities generally takes into consideration the number of days that each individual equity security trades over a specified period.

Contractual Obligations

During the third quarter of 2012, we entered into a series of agreements with ASML intended to accelerate the development of 450-mm wafer technology and EUV lithography. Intel agreed to provide R&D funding totaling €829 million (approximately $1.0 billion as of the date of the agreement) over five years and committed to advance purchase orders for a specified number of tools from ASML. For further information, see “Note 6: Available-for-Sale Investments” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are directly and indirectly affected by changes in equity prices, non-U.S. currency exchange rates, and interest rates. The information in this section should be read in connection with the discussion about market risk and sensitivity analysis related to changes in currency exchange rates and changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2011. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of September 29, 2012 and December 31, 2011. Actual results may differ materially.

Equity Prices

Our investments include marketable equity securities and equity derivative instruments such as warrants and options. We typically do not attempt to reduce or eliminate our equity market exposure through hedging activities; however, for our investments in strategic equity derivative instruments, we may enter into transactions to reduce or eliminate the equity market risks, and for our securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal, and whether it is possible and appropriate to hedge the equity market risk.

We hold derivative instruments that seek to offset changes in liabilities related to the equity market risks of certain deferred compensation arrangements. The gains and losses from changes in fair value of these derivatives are designed to offset the gains and losses on the related liabilities, resulting in an insignificant net exposure to loss.

As of September 29, 2012, the fair value of our marketable equity investments and our equity derivative instruments, including hedging positions, was $3.9 billion ($585 million as of December 31, 2011). Our marketable equity investment in ASML Holding N.V. was carried at a total fair market value of $3.4 billion, or 86% of our marketable equity portfolio, as of September 29, 2012. Our marketable equity method investments are excluded from our analysis, as the carrying value does not fluctuate based on market price changes unless an other-than-temporary impairment is deemed necessary. To determine reasonably possible decreases in the market value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 35% in market prices, and after reflecting the impact of hedges and offsetting positions, the aggregate value of our marketable equity investments could decrease by approximately $1.4 billion, based on the value as of September 29, 2012 (a decrease in value of approximately $265 million, based on the value as of December 31, 2011 using an assumed loss of 45%).

Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impact directly. Financial markets are volatile, which could negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. Our non-marketable equity investments, excluding investments accounted for under the equity method, had a carrying amount of $1.1 billion as of September 29, 2012 and December 31, 2011. As of September 29, 2012, the carrying amount of our non-marketable equity method investments was $1.0 billion ($1.6 billion as of December 31, 2011). A majority of the total non-marketable equity method investments balance as of September 29, 2012 was concentrated in our IM Flash Technologies, LLC (IMFT) investment of $633 million ($1.3 billion in IMFT and IM Flash Singapore, LLP as of December 31, 2011).

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

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2011 Annual Report on Form 10-K remains current as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 with the exception of the revised risk factor below.

We invest in companies for strategic reasons and may not realize a return on our investments

We make investments in companies around the world to further strategic objectives and support key business initiatives. These investments include equity or debt instruments of public or private companies, and many of these instruments are non-marketable at the time of our initial investment. Companies range from early-stage companies that are still defining their strategic direction to more mature companies with established revenue streams and business models. The companies in which we invest may fail because they may be unable to secure additional funding, obtain favorable terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these companies fail, we could lose all or part of our investment. If we determine that an other-than-temporary decline in the fair value exists for an investment, we write down the investment to its fair value and recognize a loss, impacting gains (losses) on equity investments, net. The majority of our marketable equity security portfolio balance is concentrated in ASML Holding, N.V., and declines in ASML value could result in impairment charges, impacting gains (losses) on equity investments, net.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We have an ongoing authorization, since October 2005, as amended, from our Board of Directors to repurchase up to $45 billion in shares of our common stock in open market or negotiated transactions. As of September 29, 2012, $6.3 billion remained available for repurchase under the existing repurchase authorization limit.

Common stock repurchase activity under our authorized, publicly announced plan during the third quarter of 2012 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2012-July 28, 2012	12.3	$25.62	$7,182
July 29, 2012-August 25, 2012	26.7	$25.05	$6,513
August 26, 2012-September 29, 2012	7.4	$24.44	$6,332

Total	46.4	$25.10	$6,332

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although these withheld shares are not issued or considered common stock repurchases under our authorized plan and are not included in the common stock repurchase totals in the preceding table, they are treated as common stock repurchases in our consolidated condensed financial statements, as they reduce the number of shares that would have been issued upon vesting.

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

Intel, Intel Atom, Intel Core, Intel logo, Intel Xeon, and Ultrabook are trademarks of Intel Corporation in the U.S. and/or other countries.

* Other names and brands may be claimed as the property of others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEL CORPORATION (Registrant)

Date: October 31, 2012	By:	/s/ Stacy J. Smith
Stacy J. Smith
Senior Vice President, Chief Financial Officer, Director of Corporate Strategy, and Principal Accounting Officer